Form 10-Q
period 2004-09-30
NORTHSTAR REALTY
filed 2004-12-30
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

COMMISSION FILE NUMBER: 001-32330

NORTHSTAR REALTY FINANCE CORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	11-3707493
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)

527 MADISON AVENUE, NEW YORK, NY	10022
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

(212) 319-8801
(REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES [X] NO[    ], AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[    ].

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES [    ] NO [X].

THE COMPANY HAS ONE CLASS OF COMMON STOCK, PAR VALUE $.01 PER SHARE, WITH 21,249,736 SHARES OUTSTANDING AS OF DECEMBER 30, 2004.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

EXPLANATORY NOTE

On October 29, 2004, NorthStar Realty Finance Corp. (the "Company") completed its initial public offering and began operating as a separate company. Simultaneously with the closing of the initial public offering, an initial portfolio of assets was contributed to the Company. The financial statements for the three and nine months ended September 30, 2004 and 2003 and as of September 30, 2004 and December 31 2003 included in this report are for NorthStar Realty Finance Corp. Predecessor, a combination of certain controlling and non-controlling interests in real estate-related entities which represent the initial portfolio of assets contributed to the Company subsequent to September 30, 2004. Management does not believe that the financial statements of the Company's predecessor are necessarily indicative of the Company's future results as a separate operating company after the closing of its initial public offering.

ITEM 1. FINANCIAL STATEMENTS

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

COMBINED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Investments in and advances to uncombined ventures:
ALGM	10,479,000	$9,786,000
NSF Venture	6,138,000	5,751,000
Total investments in and advances to uncombined ventures	16,617,000	15,537,000
Debt securities available for sale	36,995,000	9,187,000
Collateral held by broker	12,933,000	—
Cash and cash equivalents	2,064,000	1,013,000
Receivable from affiliates	2,056,000	931,000
CDO deposit and warehouse agreements	329,000	5,967,000
Advisory and asset management fees receivable — related party	113,000	157,000
Other assets	400,000	23,000
Total assets	$71,507,000	$32,815,000
Liabilities:
Accrued expenses & other liabilities	$270,000	$322,000
Loan payable	17,517,000	—
Securities sold, not yet purchased	12,944,000	—
Unearned revenue	120,000	—
Total liabilities	30,851,000	322,000
Combined owners' equity	40,656,000	32,493,000
Total liabilities and owners' equity	$71,507,000	$32,815,000

See accompanying notes to combined financial statements.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues and other income:
Advisory and management fee income	$57,000	$28,000	$165,000	$28,000
Advisory and management fee income — related parties	952,000	326,000	2,134,000	463,000
Interest income — debt securities	928,000	158,000	1,491,000	158,000
Total revenues	1,937,000	512,000	3,790,000	649,000
Expenses:
Interest expense	201,000	—	201,000	—
General and administrative:
Direct:
Salaries and other compensation	238,000	647,000	838,000	990,000
Other general and administrative	46,000	5,000	147,000	163,000
Total direct expenses	485,000	652,000	1,186,000	1,153,000
Allocated:
Salaries and other compensation	1,520,000	538,000	2,764,000	1,567,000
Insurance	90,000	96,000	285,000	159,000
Other general and administrative	323,000	213,000	845,000	784,000
Total allocated expenses	1,933,000	847,000	3,894,000	2,510,000
Total expenses	2,418,000	1,499,000	5,080,000	3,663,000
Loss from operations	(481,000)	(987,000)	(1,290,000)	(3,014,000)
Equity in earnings of uncombined ventures:
ALGM	343,000	509,000	943,000	1,142,000
NSF Venture	144,000	114,000	408,000	284,000
Total equity in earnings of uncombined ventures	487,000	623,000	1,351,000	1,426,000
Other Gains and losses:
Unrealized loss on short sale of security	(358,000)	—	(358,000)	—
Gains and losses on warehouse agreements:
Realized	636,000	1,866,000	636,000	1,866,000
Unrealized	66,000	(851,000)	783,000	1,018,000
Total gains and losses on warehouse agreements	702,000	1,015,000	1,419,000	2,884,000
Net income	350,000	651,000	1,122,000	1,296,000
Other comprehensive income:
Unrealized gains on debt securities available for sale	655,000	13,000	1,131,000	13,000
Comprehensive income	$1,005,000	$664,000	$2,253,000	$1,309,000

See accompanying notes to combined financial statements.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$1,122,000	$1,296,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (earnings) of uncombined ventures	(1,351,000)	(1,426,000)
Unrealized gains on warehouse agreements	(783,000)	(1,018,000)
Unrealized loss on short sale of security	358,000	—
Amortization of bond discount	(41,000)	—
Allocated general and administrative expenses	3,894,000	2,510,000
Allocated advisory fee	(566,000)	(362,000)
(Increase) decrease in advisory and asset management fees receivable — related parties	44,000	(405,000)
(Increase) in receivables	—	(2,366,000)
(Increase) in other assets	(377,000)	(158,000)
(Decrease) increase in accrued expenses	(52,000)	133,000
Increase in unearned revenue	120,000	—
Net cash provided by (used in) operating activities	2,368,000	(1,796,000)
Cash flows from investing activities:
Return of investment in debt securities	818,000	—
Purchase of debt securities available for sale	(27,499,000)	(9,500,000)
CDO warehouse deposits	(3,034,000)	(5,000,000)
Proceeds from CDO warehouse	9,500,000	10,000,000
Contributions to uncombined ventures	(1,048,000)	—
Distributions from uncombined ventures	1,319,000	—
Net cash (used in) investing activities	(19,944,000)	(4,500,000)
Cash flows from financing activities:
Proceeds from loan payable	17,517,000	—
Proceeds from securities sold, not yet purchased	12,585,000	—
Collateral held by broker	(12,933,000)	—
(Increase) decrease in receivable from affiliates	(1,125,000)	7,000,000
Capital contributions by owners of the Predecessor	9,392,000	—
Distributions to owners of the Predecessor	(6,809,000)	—
Net cash provided by financing activities	18,627,000	7,000,000
Net increase in cash & cash equivalents	1,051,000	704,000
Cash & cash equivalents — beginning of period	1,013,000	—
Cash & cash equivalents — end of period	$2,064,000	$704,000

See accompanying notes to combined financial statements.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

On October 29, 2004, NorthStar Realty Finance Corp. (the "Company") completed its initial public offering (the "IPO") and began operating as a separate company. Simultaneously with the closing of the IPO, an initial portfolio of investments was contributed to NorthStar Realty Finance Limited Partnership, a subsidiary and the operating partnership of the Company (the "Operating Partnership"). NorthStar Realty Finance Corp. Predecessor (the "Predecessor") is a combination of certain controlling and non-controlling interests in real estate-related entities which represent the initial portfolio of investments contributed to the Operating Partnership subsequent to September 30, 2004. The Company succeeded to the business of the Predecessor as of the consummation of the IPO and the contribution of the initial portfolio of investments to the Operating Partnership. The financial statements covered in this report represent the results of operations and financial condition of the Predecessor for the three and nine months ended September 30, 2004 and 2003 and as of September 30, 2004 and December 31, 2003.

Prior to the contribution of the initial portfolio of investments to the Operating Partnership, the Predecessor was engaged in the business of investing in subordinate real estate debt, commercial real estate securities and net lease properties. The ultimate owners of the components of the Predecessor are NorthStar Capital Investment Corp. ("NCIC") and certain others who have minority ownership interests (collectively, the "Participants").

Concurrently with the consummation of the IPO, NCIC and the other Participants contributed certain controlling and non-controlling interests in the companies described below (the "Initial Investments"), all of which are included in the combined financial statements of the Predecessor, to the Operating Partnership (the "Contribution Transactions").

Entity	Predecessor's Ownership and Voting Interest	Control	Accounting Basis(1)	Ownership Interest Type
CDO Business:
NS Advisors LLC ("NSA")	100%	Yes	Combined	Managing Member
NS CDO Holdings I, LLC NS CDO Holdings II, LLC	100% 100%	Yes Yes	Combined Combined	Managing Member Managing Member
Subordinate Debt Business: NorthStar Funding Managing Member LLC ("NFMM")	75%	Yes	Combined	Managing Member
NorthStar Funding Management LLC(2)	37.5%	No	Uncombined	Co-Managing Member
NorthStar Funding Investor Member LLC	100%	Yes	Combined	Managing Member
NorthStar Funding LLC (the "NSF Venture")	4.995%	No	Uncombined	Member
Net Lease Business: ALGM I Owners LLC ("ALGM")	97.50%	No	Uncombined	Member

(1)	The uncombined equity interests are held either directly or indirectly by the Predecessor and are accounted for under the equity method as further described in Note 2.

(2)	Owns 0.01% of NorthStar Funding LLC.

Prior to the Contribution Transactions, the Company and the Operating Partnership were controlled subsidiaries of NCIC. Since the Operating Partnership was controlled by NCIC prior to the IPO, the contribution of the Initial Investments by certain controlled subsidiaries of NCIC to the Operating Partnership for cash and ownership interests in the Operating Partnership were accounted for at NCIC's historical cost basis as reflected in the accompanying combined financial statements of the Predecessor, with the exception of certain minority interests.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

A summary of the Contribution Transactions and the accounting treatment by the Operating Partnership for the minority interests on consummation of the Contribution Transactions is as follows:

	Percentage Ownership Contributed by the Participants(d)	Percentage Ownership of Controlled Subsidiaries Owned by Third Parties and Participating in the Contribution Transactions		Percentage of Contributed Subsidiaries Acquired from Employee Prior to the Contribution Transactions		Basis at which Participants/ Employees Interest will be Contributed
CDO Business:
NSA	100%	23	%(a)	—	%(b)	Fair Value
NS CDO I Holding, LLC	100%	23	%(a)			Fair Value
NS CDO II Holding, LLC	100%	23	%(a)			Fair Value
Subordinate Debt Business:
NFMM	100%	0	%(c)	25	%(c)	Fair Value
NorthStar Funding Investor Member LLC	100%	0%				N/A
Net Lease Business:
ALGM	97.50%	0%				N/A

(a)	Represents minority interest in Presidio Capital Investment Company LLC, a controlled subsidiary of NorthStar Partnership, L.P. which directly owns and controls the CDO business.

(b)	A 15% profit sharing right in NSA which was held by an employee and was acquired by a controlled NCIC subsidiary immediately prior to the Contribution Transactions. This profit sharing right which does not represent legal ownership, is a compensation arrangement and does not represent a minority interest.

(c)	A 25% profits interest in NFMM was held by two employees and was acquired by a controlled NCIC subsidiary immediately prior to the Contribution Transactions.

(d)	A minority ownership exists in NorthStar Partnership, L.P. of approximately 26.7%. However, such interest is not directly participating in the Contribution Transactions with the Company and the Operating Partnership. Accordingly such interest together with all of the interest of NCIC, other than as described above were contributed to the Operating Partnership on a historical cost basis.

Principles of Combination

The combined and uncombined interests in entities contributed to the Operating Partnership have been aggregated to form the Predecessor.

The interests in entities contributed to the Operating Partnership, which were controlled by NCIC, are reflected in the Predecessor on a combined basis similar to a consolidation. All intercompany accounts have been eliminated in combination.

The interest in entities contributed to the Operating Partnership which are not controlled by NCIC were not combined, but are reflected as investments accounted for by the Predecessor on the equity method. All intercompany revenues and expenses are eliminated on a proportionate basis in the application of the equity method.

The IPO and the Contribution Transactions were designed to (i) continue the operations of the Predecessor as a consolidated enterprise, (ii) enable the Company and Operating Partnership to raise the necessary capital to acquire the remaining 2.5% equity interest in ALGM, which owns a portfolio of substantially net leased retail and commercial properties located in New York City, and (iii) provide a vehicle for future acquisitions of real estate-related investments and facilitate potential securitized debt financings.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Pursuant to the contribution agreements among the owners of the Predecessor and the Operating Partnership, the Operating Partnership received a contribution of interests in the real estate-related entities in exchange for issuing units of limited partnership interest in the Operating Partnership ("OP Units") and the Company paid $36.1 million in cash to NorthStar Partnership, L.P. ("NPLP"). Of the cash payment, NPLP used $32 million to reduce the outstanding principal amount under NPLP's senior secured credit facility in order to release liens associated with real estate-related investments which were transferred to the Operating Partnership, and $4.1 million to reimburse Presidio Capital Investment Company LLC for a cash deposit made under the warehouse agreement for the acquisition of the real estate securities accumulated for the second issuance of collateralized debt obligations ("CDOs") by a subsidiary of NCIC, N-Star Real Estate CDO II Ltd.

The accompanying unaudited combined financial statements of the Predecessor have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited annual financial statements. The following financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Predecessor contained in this report. They should also be read in conjunction with the audited annual combined financial statements and notes related thereto of the Predecessor and the related Management's Discussion and Analysis of Financial Condition and Results of Operations of the Predecessor, each of which are included in the Company's prospectus, dated October 25, 2004, as the Company filed such prospectus with the SEC pursuant to Rule 424(b) of the rules and regulations of the SEC (the "IPO Prospectus").

The accompanying unaudited combined financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the combined financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations to be expected for any future period or the full year. The combined balance sheet at December 31, 2003 was derived from the audited combined financial statements of the Predecessor included in the IPO Prospectus and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual audited combined financial statements.

2.    Summary of Significant Accounting Policies

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Predecessor's purposes, comprehensive income represents net income, as presented in the combined statements of operations, and unrealized gains or losses on debt securities available for sale.

Revenue Recognition

Interest income from debt securities available for sale is recognized on the accrual basis of accounting over the life of the investment on a yield-to-maturity basis.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Advisory fees from both third parties and affiliates are recognized on the accrual basis as services are rendered and the fee income contractually earned in accordance with the respective agreements. Fees from affiliated ventures accounted for under the equity method, such as from the NSF Venture, are partially eliminated against the related equity in earnings in such affiliated ventures to the extent of the Predecessor's ownership.

The Predecessor earns incentive income related to the performance of the NSF Venture through NFMM, who, as the managing member of NSF Venture, is entitled to a promoted interest (i.e. the distribution of a disproportionate allocation of cash flow) after other members have obtained a specified return threshold and return of capital. The Predecessor follows Method 1 of Emerging Issues Task Force ("EITF") Topic D-96 for recording such incentive income. Under Method 1 of EITF Topic D-96, no incentive income is recorded until all contingencies have been eliminated. Incentive income distributions received by NFMM, which are subject to refund to NSF Venture if certain return thresholds are not met, are recorded as unearned income (a liability) on the combined balance sheet. In the first quarter of 2004, the Predecessor, through NFMM, received its first incentive income distribution from the NSF Venture in the amount of approximately $0.1 million.

Short Sales

The Predecessor may sell securities that it does not own ("short sales"). Short sales are typically entered into by the Predecessor as a hedge to offset a future liability or changes in the market value of an asset resulting from changes in interest rates. To complete a short sale, the Predecessor may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Predecessor from the short sale are retained by the broker until the Predecessor replaces the borrowed securities. In borrowing the securities to be delivered to the buyer, the Predecessor becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Predecessor sold the security short, or a loss, unlimited as to dollar amount, will be realized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Predecessor's liability under the short sales is recorded at fair value, which is the market price of the security to be acquired to effect repayment. Unrealized gains or losses on such short sale obligation are included in unrealized loss on short sales of securities in the combined statement of operations. The Predecessor is exposed to credit loss in the event of nonperformance by the broker that holds a deposit as collateral for securities borrowed. However, the Predecessor does not anticipate nonperformance by the broker. In connection with a short sale of a FNMA security used for hedging purposes in July 2004, the Predecessor has recognized a liability of $12.9 million which is reflected on the combined balance sheet as securities sold, not yet purchased. In addition, there is an unrealized loss of $0.4 million on the sale of shorted securities for the three months ended September 30, 2004.

Adjustment to the June 30, 2004 and 2003 Financial Statements

The June 30, 2004 financial statements of the Predecessor have been adjusted to reflect a decrease of $953,000 to the net income for the six months ended June 30, 2004, a decrease in total assets of $930,000 and a decrease in contributed capital of $23,000 at June 30, 2004. This adjustment relates to an error in calculating the estimated fair value of the Predecessor's investment in the CDO deposit and warehouse agreement for CDO II during the warehouse period of $930,000 and an adjustment to the allocation of general and administrative expenses from NCIC of $23,000. The June 30, 2003 financial statements of the Predecessor have been adjusted to reflect a decrease in net income and contributed capital of $40,000 at June 30, 2003, relating to an adjustment to the allocation of general and administrative expenses from NCIC of $40,000.

The financial statements for the three and nine months ended September 30, 2004 appropriately reflect the impact of this restatement and fairly present the financial position and results of operations

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

of the Predecessor for the periods then ended. Therefore, these financial statements are not consistent with the previously filed interim financial statements of the Predecessor for the six months ended June 30, 2004 included in the Company's registration statement on Form S-11 (No. 333-114675) and the related prospectus, dated October 25, 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    Debt Securities Available for Sale

CDO I

On August 21, 2003, the first CDO Offering was completed by the Predecessor through its majority-owned subsidiaries, N-Star Real Estate CDO I Ltd. and N-Star Real Estate CDO I Corp., the issuer and co-issuer, respectively (collectively "CDO I"). CDO I purchased all of the securities accumulated under the CDO Deposit and Warehouse Agreement and financed the purchase through the issuance of collateralized debt obligations and the issuance of certain equity securities. The Predecessor, through NS CDO Holdings I LLC, acquired 15,833 preferred shares of CDO I with a liquidation preference of $15.8 million for $10 million. These preferred shares represent 83.33% of the preferred equity of CDO I. Unlike the other participants in CDO I, who are debt holders, the Predecessor and the other preferred equity holders have residual interests in the net cash flow of CDO I, and therefore bear the first risk of loss. Based on an analysis of the Predecessor's interest in CDO I as a variable interest entity under FIN 46R, management considered the impact of all cash flows from the Predecessor's equity interest in CDO I and all collateral management fees to be received by the Predecessor from CDO I. The Predecessor's variable interest in these cash flows was compared to the other variable interests including the minority preferred equity holder, the swap counterparty, the senior classes of CDO debt and the Class D CDO debt. Based on management's analysis, no single variable interest holder absorbs a majority of the expected losses or is entitled to a majority of the expected residual returns. Accordingly, CDO I's financial statements were not consolidated into the Predecessor's financial statements as of September 30, 2004 or December 31, 2003 because the Predecessor is not the primary beneficiary. The Predecessor's interest in CDO I is accounted for as a debt security available for sale pursuant to EITF 99-20. The Predecessor has recorded an unrealized gain of approximately $1.2 million for the nine months ended September 30, 2004 which has been recorded as a component of other comprehensive income in owners' equity. The Predecessor's potential loss in CDO I is limited to its investment in CDO I of approximately $ 9.6 million, which is included in the Predecessor's combined balance sheet at September 30, 2004.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Condensed balance sheet and operating information for CDO I is presented below (in thousands):

	September 30, 2004	December 31, 2003
Balance Sheet Data
Assets
CDO collateral	$376,933	$395,939
Cash and cash equivalents, including restricted cash	6,589	3,040
Accrued interest receivable	2,579	3,449
Deferred costs, net	4,296	4,773
Total assets	$390,397	$407,201
Liabilities and shareholder's equity
CDO bonds payable, net	$340,280	$370,549
Derivative liability	20,782	21,277
Other	1,851	2,225
Total liabilities	362,913	394,051
Owners' equity	27,484	13,150
Total liabilities and owners' equity	$390,397	$407,201

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Data
Revenues	$5,862	$2,763	$18,790	$2,763
Unrealized gain / (loss)	(8,858)	(325)	(2,499)	(325)
Interest expense	5,604	1,593	16,667	1,593
Costs and expenses, excluding related party fees	29	31	56	31
Related party fees	360	160	1,082	160
Net income (loss)	$(8,989)	$654	$(1,514)	$654
Other comprehensive income	16,027	1,521	17,889	1,521
Total comprehensive income	$7,038	$2,175	$16,375	$2,175

The following is a summary of the real estate securities which are held by CDO I at September 30, 2004:

				Weighted Average
	Principal	% of Principal	Carrying Value	Rating	Coupon	Term (Years)
CMBS	$227,424,000	63%	$235,773,000	Baa3/Ba1	6.43%	7.17
Unsecured REIT Debt	115,520,000	33%	122,905,000	Baa2/Baa3	6.46%	7.67
Real Estate CDO	18,000,000	4%	18,255,000	Baa3/Ba1	7.74%	8.26
Total	$360,944,000	100.00%	$376,933,000	Baa3	6.50%	7.39

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

The following table lists the CDO bonds payable for CDO I at September 30, 2004 (in thousands):

Class	Original Note Balance	Principal Repayment	Unamortized Bond Discount	Carrying Value At 9/30/04	Note Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$250,000	$(37,804)		$212,196	LIBOR + 0.42%	8/1/2038	Aaa/AAA/AAA
A-2A	45,000			45,000	LIBOR + 0.95%	8/1/2038	Aa2/AAA/AAA
A-2B	15,000			15,000	5.68%	8/1/2038	Aa2/AAA/AAA
B-1	15,000			15,000	LIBOR + 1.675%	8/1/2038	NR/A/A
B-2	10,000			10,000	LIBOR + 1.80%	8/1/2038	A3/A–/A–
C-1A	5,000			5,000	LIBOR + 3.00%	8/1/2038	Baa3/BBB+/BBB+
C-1B	5,000			5,000	7.70%	8/1/2038	Baa3/BBB+/BBB+
C-2	24,000		$(2,234)	21,766	7.01%	8/1/2038	NR/BBB/BBB
D-1A	10,000		(1,921)	8,079	LIBOR + 2.30%	8/1/2038	NR/BB+/BB+
D-1B	4,000		(761)	3,239	7.01%	8/1/2038	NR/BB+/BB+
	$383,000	$(37,804)	$(4,916)	$340,280

CDO II

In July 2004, the Predecessor completed its second CDO issuance through a majority-owned subsidiary, NS CDO II, Ltd., the issuer of the CDO ("CDO II"). CDO II acquired approximately $400 million of securities accumulated by a major commercial bank under the CDO II warehouse agreement and financed the purchase through the issuance of collateralized debt securities and unrated income notes. The Predecessor purchased $35.0 million of subordinated securities of this CDO issuance at a price of $27.4 million. This investment was recorded at $27.5 million as it includes the rollover of the Predecessor's share of the unrealized gains on the warehouse agreement accumulated during the warehouse period. These securities consist of the "BB" rated junior classes of debt securities and the unrated income notes which effectively represent the residual interest in CDO II. The warehouse facility was terminated upon closing of CDO II in July 2004. The Predecessor's deposit was applied to the purchase price, $17.4 million was borrowed under a short-term facility with the warehouse bank and the balance of the purchase price was paid from working capital and an additional capital contribution by NSA. The Predecessor has recorded an unrealized loss of approximately $0.1 million for the nine months ended September 30, 2004, related to the change in the fair value of the CDO II equity income and BB notes, which has been recorded as a component of other comprehensive income in owners' equity.

Based on an analysis of the Predecessor's interest in CDO II as a variable interest entity under FIN 46R, management considered the impact of all cash flows from the Predecessor's equity interest in CDO II, the BB notes, and all collateral management fees to be received by the Predecessor from CDO II. The Predecessor's variable interest in these cash flows was compared to the other variable interests including the unrated income note holder, the swap counterparty, the senior classes of CDO debt and the Class D CDO debt. Based on management's analysis, no single variable interest holder absorbs a majority of the expected losses or is entitled to a majority of the expected residual returns. Accordingly, CDO II's financial statements were not consolidated into the Predecessor's financial statements as of September 30, 2004, because the Predecessor is not the primary beneficiary. The Predecessor's investment in the equity income notes of CDO II is accounted for as a debt security available for sale pursuant to EITF 99-20. The Predecessor's potential loss in CDO II is limited to its investment in CDO II of approximately $27.4 million, which is included in the Predecessor's combined balance sheet at September 30, 2004.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Condensed balance sheet and operating information is presented below for CDO II as follows (in thousands):

September 30, 2004
(unaudited)
Balance Sheet Data
Assets
CDO collateral	$399,735
Other assets	8,568
Total assets	$408,303
Liabilities and shareholder's equity
CDO bonds payable, net	$375,947
Derivative liability	15,966
Other	667
Total liabilities	392,580
Owners' equity	15,723
Total liabilities and owners' equity	$408,303

Three months ended September 30, 2004
Operating Data
Revenues	$5,677
Realized gain on sale of securities	788
Unrealized loss	(2,262)
Interest expense	3,317
Costs and expenses, excluding related party fees	56
Related party fees	356
Net income	$474

The following is a summary of the real estate securities which are held by CDO II at September 30, 2004:

				Weighted Average
	Cost	% of Cost	Carrying Value	Rating	Coupon	Term (Years)
CMBS	$280,064,000	71%	$286,695,000	BBB−/BB+	6.24%	7.75
Unsecured REIT Debt	93,984,000	24%	92,423,000	BBB−	5.13	8.18
Real Estate CDO	20,412,000	5%	20,617,000	BBB/BBB−	5.63	9.48
Total	$394,460,000	100.00%	$399,735,000	BBB−/BB+	5.94%	7.95

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

The following table lists the CDO bonds payable for CDO II at September 30, 2004 (in thousands):

Class	Original Note Balance	Principal Repayment	Unamortized Bond Discount	Carrying Value At 9/30/04	Note Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$236,000	$(307)		$235,693	LIBOR + 0.35%	6/1/2039	Aaa/AAA/AAA
A-2A	42,000			42,000	LIBOR + 0.55%	6/1/2039	NR/AAA/AAA
A-2B	15,000			15,000	5.55%	6/1/2039	NR/AAA/AAA
B-1	12,000			12,000	LIBOR + 0.8%	6/1/2039	A2/A/A
B-2	14,000			14,000	LIBOR + 1.05%	6/1/2039	A3/A–/A–
C-1	24,000		$(125)	23,875	LIBOR + 2.00%	6/1/2039	Baa3/BBB+/BBB+
C-2a	6,000			6,000	LIBOR + 2.35%	6/1/2039	NR/BBB/BBB
C-2b	16,000		(1,000)	15,000	6.591%	6/1/2039	NR/BBB/BBB
D	15,000		(2,621)	12,379	6.820%	6/1/2039	NR/BB/BB
	$380,000	$(307)	$(3,746)	$375,947

4.    CDO Deposit and Warehouse Agreement

In September 2004, the Predecessor entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the Predecessor's direction, with the expectation of selling such securities to the Predecessor's third CDO issuer ("CDO III"). The Predecessor was required to pledge up to $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. This security was in the form of a pledge of the Predecessor's preferred shares of CDO I for acquisitions of securities up to $150 million and cash deposits of up to $5.7 million to cover the accumulation of securities from $150 million to the maximum of $400 million. The bank has accumulated approximately $100 million of real estate securities as of September 30, 2004. The other terms of the CDO III warehouse agreement are substantially similar to those of the CDO II warehouse agreement, which provides for the Predecessor's notional participation in the income that the assets generate after deducting a notional debt cost. The Predecessor recognized an unrealized gain on the warehouse agreement for CDO III of $0.3 million for the three months ended September 30, 2004, which is shown in the combined statements of operations.

5.    Investments in and Advances to Uncombined Ventures

The Predecessor has a non-controlling, uncombined ownership interest in various entities that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

ALGM:

The Predecessor owns a 97.5% non-controlling interest in ALGM as of September 30, 2004 and December 31, 2003. ALGM owns leasehold interests in eight net leased retail properties and fee simple interests in two retail/office properties.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Condensed combined balance sheets and operating information is presented below for ALGM (in thousands):

Balance Sheet Data:

	September 30, 2004	December 31, 2003
Assets
Real estate, net	$42,485	$43,851
Cash and other assets	13,997	13,097
Total assets	$56,482	$56,948
Liabilities and owner's equity
Mortgage notes payable	$40,899	$41,881
Accounts payable and other liabilities	5,038	5,239
Total liabilities	45,937	47,120
Predecessor's equity	10,281	9,583
Other owners' equity	264	245
Total liabilities and owners' equity	$56,482	$56,948

Operating Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$2,642	$2,874	$7,775	$8,357
Costs and expenses, excluding related party fees	1,990	2,054	5,937	6,233
Allowance for uncollectible and unbilled rents	109	103	293	362
Related party management fees	190	193	572	584
Net income	$353	$524	$973	$1,178

NSF Venture:

In 2001, the Predecessor formed the NSF Venture, an investment fund with an institutional pension fund (the "NSF Venture Investor"), and committed to fund $10 million in equity or 5% of the total equity commitment of $200 million. The NSF Venture was formed to acquire and originate subordinate debt instruments on real estate assets. The NSF Venture was determined to be a variable interest entity pursuant to FIN 46R, although the Predecessor was not determined to be the primary beneficiary. Accordingly, the NSF Venture is not consolidated into the Predecessor and is accounted for under the equity method.

As of September 30, 2004, the Predecessor has an investment of approximately $6.1 million, which is included in investments in and advances to uncombined ventures in the accompanying combined balance sheets. Through September 30, 2004, the NSF Venture has invested approximately $135.9 million of its total committed equity capital, $6.7 million of which was funded by the Predecessor.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Condensed combined balance sheets and operating information is presented below for the NSF Venture (in thousands):

Balance Sheet Data:

	September 30, 2004	December 31, 2003
Assets
Unsecured loan investments and other assets	$124,243	$115,702
Total assets	$124,243	$115,702
Liabilities and owner's equity
Accounts payable and other liabilities	$1,238	$1,230
Total liabilities	1,238	1,230
Predecessor's equity	6,143	5,716
Other owners' equity.	116,862	108,756
Total liabilities and owners' equity	$124,243	$115,702

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$3,379	$2,302	$10,064	$4,064
Costs and expenses, excluding related party fees	34	8	85	64
Related party fees	264	181	783	333
Net income	$3,081	$2,113	$9,196	$3,667

Reconciliation between the operating data for all uncombined ventures and the Predecessor's equity in earnings from uncombined ventures for three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$3,434	$2,637	$10,169	$4,845
Other partners' share of income	(2,958)	(2,020)	(8,851)	(3,435)
Elimination entries	13	8	39	23
Step up costs	(2)	(2)	(6)	(7)
Predecessor's earnings from uncombined ventures	$487	$623	$1,351	$1,426

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

Reconciliation between the Predecessor's investments in uncombined entities and its portion of underlying equity is as follows (in thousands):

	September 30, 2004	December 31, 2003
Predecessor's equity in uncombined entities	$16,425	$15,299
Elimination entry.	74	35
Purchase price basis difference	197	203
Other	(79)	—
Investment in and advances to uncombined ventures	$16,617	$15,537

6.    Short term loan payable

On July 21, 2004, NS CDO Holdings II, LLC entered into a financing arrangement with Citigroup Global Markets Inc. ("Citigroup") and originally borrowed $17.4 million under a repurchase agreement that is being accounted for as a secured borrowing since the Predecessor maintains effective control of the financed assets. This financing is secured by the "BB" rated junior classes of debt securities and unrated income notes of CDO II. The financing matures on July 21, 2005 and bears interest at LIBOR plus 125 basis points. In September 2004 Citigroup made an additional advance under the financing agreement of $129,000. The principal amount outstanding at September 30, 2004 is $17.5 million and the aggregate interest rate is 2.875%. The Company has incurred interest expense on these loans of approximately $0.2 million, from July 21, 2004 through September 30, 2004.

7.    Related Party Transactions

Advisory Fee — CDO II:

The Predecessor earned a structuring fee of $500,000 in connection with the closing of CDO II which was used to reduce the Predecessor's investment in CDO II, during the three months ended September 30, 2004. As the $500,000 fee was used to reduce the $10 million cash required to acquire the Predecessor's interest in CDO II, such amount is a non-cash activity and has been excluded from the statement of cash ows.

Receivable from Affiliates:

Receivable from affiliate represents the cash balance held in the bank account of an affiliate of the parent company of NSA. The Predecessor can draw on this cash account at any time. The account had a balance of $2.1 million and $0.9 million at September 30, 2004 and December 31, 2003, respectively.

8.     Segment Reporting

The Predecessor has three reportable segments: (i) subordinate real estate debt, (ii) real estate securities and (iii) net lease real estate investments. The Predecessor evaluates performance primarily based on its proportionate share of the earnings of such investments. General and administrative expenses are not allocated by management to various segments and therefore are presented as unallocated. The reportable segments are managed separately due to the differing nature of the business operations. The following tables sets forth certain segment information for the Predecessor, as of and for the three months ended September 30, 2004 and 2003 and the year ended December 31, 2003 (in thousands):

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

	Net Lease Investment ALGM	Subordinate Real Estate Debt	Real Estate Securities CDO	Unallocated	Total
Three months ended September 30, 2004
Total revenues	$—	$308	$1,629	$—	$1,937
Equity in earnings of uncombined ventures	343	144	—	487
Gains on warehouse agreements	—	—	702	—	702
Loss on shorted security	—	—	(358)	—	(358)
Total expenses	—	—	485	1,933	2,418
Net Income (loss) from operations	$343	$452	$1,488	$(1,933)	$350
Total Assets	$10,479	$6,138	$54,890	$—	$71,507
Year ended December 31, 2003
Total Assets	$9,786	$5,751	$17,278	$—	$32,815
Three months ended September 30, 2003
Total revenues	$—	$202	$310	$—	$512
Equity in earnings of uncombined ventures	509	114	—	—	623
Gains on warehouse agreements	—	—	1,015	—	1,015
Total expenses	—	—	652	847	1,499
Net Income (loss) from operations	$509	$316	$673	$(847)	$651

The following tables set forth certain segment information for the Predecessor, as of and for the nine months ended September 30, 2004 and 2003 (in thousands):

	Net Lease Investment ALGM	Subordinate Real Estate Debt	Real Estate Securities CDO	Unallocated	Total
Nine months ended September 30, 2004
Total revenues	$—	$908	$2,882	$—	$3,790
Equity in earnings of uncombined ventures	943	408	—	—	1,351
Gains on warehouse agreements	—	—	1,419	—	1,419
Loss on shorted security	—	—	(358)	—	(358)
Total expenses	—	—	1,186	3,894	5,080
Net Income (loss) from operations	$943	$1,316	$2,757	$(3,894)	$1,122
Total Assets	$10,479	$6,138	$54,890	$—	$71,507
Nine months ended September 30, 2003
Total revenues	$—	$339	$310	$—	$649
Equity in earnings of uncombined ventures	1,142	284	—	—	1,426
Gains on warehouse agreements	—	—	2,884	—	2,884
Total expenses	—	—	1,153	2,510	3,663
Net Income (loss) from operations	$1,142	$623	$2,041	$(2,510)	$1,296

9.    Subsequent Events

Initial Public Offering

On October 29, 2004, the Company closed its IPO, pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.4 million, net of issuance costs of $19.6 million. On November 19, 2004, the Company issued an additional 1,160,750 shares of common stock pursuant to the exercise of the overallotment option by the underwriters of the IPO, with proceeds to the Company of $9.7 million, net of issuance costs of $0.7 million. In connection with the IPO, the Company also issued 50,000 shares of common stock, as partial compensation for underwriting services to the lead underwriter of the IPO.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

On October 29, 2004, three subsidiaries of NCIC contributed the Initial Investments to the Operating Partnership in exchange for an aggregate of 4,705,915 OP Units. Immediately prior to such contribution, the Predecessor acquired (i) a 15% profit sharing right in NSA from an employee of NCIC who is currently the Company's chief investment officer and (ii) a profits interest in NFMM from a current employee of NCIC and a former employee of NCIC. In exchange for the acquisition of the 15% profit sharing right in NSA, the Company's chief investment officer will receive 206,900 of the 4,705,915 OP Units. In exchange for the acquisition of the profits interest in NFMM, the two employees of NCIC will receive an aggregate of 164,537 of the 4,705,915 OP Units.

Concurrently with the contribution of the Initial Investments to the Operating Partnership and the consummation of the IPO, the Company purchased the remaining 2.5% managing equity interest, which is also entitled to a special allocation of profits in ALGM, from ALGM I Equity LLC, a related party, with $1.6 million of the proceeds of the IPO. Going forward, the results of these properties will be reflected on a consolidated basis.

On November 3, 2004, the Company repaid $7.3 million of its short-term loan payable including accrued interest which was secured by the Company's interest in the unrated income notes of CDO II.

Investment Activity

In October 2004, the Company pledged its 83% equity interest in CDO I as collateral under a warehouse agreement for CDO III. On November 23, 2004, the Company made a $2.5 million deposit required under the warehouse agreement for CDO III. Approximately $226 million of the $400 million in securities required to close CDO III have been accumulated as of December 22, 2004 under the warehouse agreement.

On November 12, 2004, the Company purchased a $24 million subordinate debt participation from a bank in an $82 million senior mortgage loan secured by a 417,922 square foot, 17 story, class-B office building in New York City. The subordinate debt participation bears interest at LIBOR plus 375 basis points, with $6 million of the principal subject to a LIBOR floor of 1.5% and matures on August 9, 2006. In connection with the purchase of this participation, the Company received a 1% origination fee. In addition, the borrower has three one-year extension options.

On November 16, 2004, the Company purchased a $22 million mezzanine loan from a bank which is secured by an equity interest in the borrower that is the owner of nine Embassy Suites hotels with 2,150 rooms. The mezzanine loan bears interest at LIBOR plus 475 basis points and matures on June 9, 2006. In addition, the borrower has three one-year extension options.

On November 19, 2004 the Company entered into a contract for $63.5 million to purchase a portfolio of three net-leased office properties totaling 257,336 square feet of rentable space in Chatsworth, CA. The properties are net leased to a bank under leases that expire in June 2015. In connection with the contract, the Company made a deposit of $1.5 million, which is non-refundable unless certain conditions are not met by the seller of the properties prior to closing.

Subsequent to the IPO in October 2004, the Company has made temporary investments in $1.32 billion of primarily AAA-rated, short-term, floating rate securities which are backed by commercial or residential mortgage loans. These investments have been financed through repurchase agreements with major banks and securities firms whereby the Company borrowed approximately $1.27 billion and funded the remaining balance of $51 million in cash. In December 2004, the Company sold $431.9 million of these temporary investments and repaid the associated repurchase agreements with major banks. The Company's temporary investment strategy is designed to generate sufficient qualifying income during the two-month period before the Company's fiscal year end so that it will be able to meet all of the REIT compliance requirements in advance of deploying capital pursuant to the Company's long-term business plan.

On December 21, 2004, the Company entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance its investment in first mortgage loans, B

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

notes, mezzanine loans and rated real estate securities. The agreement has a three-year term and one one-year extension option. Advances under the agreement bear interest at one month LIBOR plus a spread ranging from 0.75% to 2.25%, which is reset monthly. The master repurchase agreement contains certain covenants, the most restrictive of which, is a requirement that the Company maintain a minimum tangible net worth, including the minority interest in the Operating Partnership, of no less than $125 million. As of December 30, 2004, $27.8 million was outstanding under this facility.

On December 30, 2004, the Company purchased an approximately $24.8 million subordinate participation interest in a senior mortgage loan secured by a 700,000 square foot hotel located in Miami, Florida that will be converted into residential condominiums. In connection with the purchase, the Company received a .50% origination fee. The subordinate debt participation initially bears interest at LIBOR plus 560 basis points, decreasing to LIBOR plus 440 basis points after certain principal repayments are made by the borrower. The subordinate participation has an initial maturity of September 14, 2006 and the borrower has the ability to extend the term for one additional year under certain conditions including the payment of a .25% fee.

NSF Venture

On December 11, 2004, the NSF Venture's $7.65 million subordinate loan participation collateralized by a portfolio of multifamily properties in the Pacific Northwest was repaid in full. There were no additional fees associated with the repayment since the yield maintenance period for the loan expired on October 11, 2004. The second extended maturity date for the loan was September 11, 2005.

On December 10, 2004, the borrower under the $9.48 million junior participation in a mezzanine loan collateralized by an office property in northern Florida held by the NSF Venture notified the Company that it would repay the loan in full on January 11, 2005. There will be no additional fees associated with the repayment since the yield maintenance period expired on November 11, 2004. The initial extended maturity date for the loan was August 11, 2005.

Omnibus Stock Incentive Plan

On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the Stock "Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company, co-employees of the Company and NCIC and employees of NCIC who will provide services to the Company pursuant to the shared facilities and services agreement. An aggregate of 1,443,750 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On October 29, 2004, an aggregate of 38,886 shares of restricted common stock were granted to the Company's non-employee directors pursuant to the Stock Incentive Plan. In addition, an aggregate of 798,582 LTIP Units have been granted to the Company's officers, employees and co-employees of the Company and NCIC pursuant to the Stock Incentive Plan.

Long-Term Incentive Bonus Plan

On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the "Incentive Bonus Plan"), in order to retain and incentivize officers and certain key employees of the Company, co-employees of the Company and

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NCIC and employees of NCIC who will provide services to the Company pursuant to the shared facilities and services agreement. Up to 2.5% of the Company's total capitalization as of consummation of the IPO is available to be paid under the Incentive Bonus Plan in cash, shares of common stock of the Company or other share-based form at the discretion of the compensation committee of the Company's board of directors, if certain return hurdles are met.

An aggregate of 685,851 shares of common stock of the Company are currently reserved and authorized for issuance under the Incentive Bonus Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of November 19, 2004, an aggregate of 665,346 shares of common stock of the Company were allocated to officers, employees and co-employees of the Company and NCIC for awards under the Incentive Bonus Plan if the Company achieves the return hurdles established by the compensation committee. If the Company achieves these return hurdles, the awards allocated may be paid in cash, shares of common stock, LTIP units or other shared-based form.

ALGM

On December 28, 2004, ALGM terminated its existing asset management agreement with Emmes Asset Management Co. LLC ("Emmes"), an affiliate of Northstar Capital. Pursuant to the termination provisions of the agreement, ALGM paid Emmes a contractual termination payment of approximately $380,000, which is equal to two quarters of payments of the annual existing fee of $760,000. In addition, ALGM and Emmes entered into a new asset management agreement which is cancelable on 30 days notice by ALGM. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited interim historical financial statements of our predecessor, Northstar Realty Finance Corp. Predecessor and notes related thereto included in this report.

Forward-Looking Statements

We consider certain statements set forth herein to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements include, without limitation, statements relating to the operating performance of our investments and our financing needs and are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. These statements are based on management's current expectations and beliefs and are subject to a number of trends and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We cannot give any assurances that its expectations will be attained. Factors that could cause actual results to differ materially from our expectations include, but are not limited to changes in economic conditions generally and the real estate and bond markets specifically, legislative or regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates and interest rate spreads, policies and rules applicable to REITs, the continued service of key management personnel, the effect of competition in the real estate finance industry, the costs associated with compliance and corporate governance, including the Sarbanes-Oxley Act and related regulations and requirements, and other risks detailed from time to time in the reports filed by us with the Securities and Exchange Commission. Such forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

Organization and Overview

As of the completion of the our initial public offering on October 29, 2004, we are an integrated, self-administered and self-managed real estate investment trust ("REIT") formed to continue the business of our predecessor.

Results for the three and nine months ended September 30, 2004 and 2003 do not include the contribution of an initial portfolio of investments to our operating partnership and the other formation transactions entered into in connection with our initial public offering. These results should be reviewed along with our prospectus, dated October 25, 2004, as filed pursuant to Rule 424(b) of the SEC's rules and regulations.

As a result of the timing and occurence of the contribution transactions, the other formation transactions and our initial public offering, we do not believe that the results of operations of our predecessor contained herein are necessarily indicative of our future operating results as a publicly-held REIT. The information provided only reflects the operations of our predecessor for the three and nine-month periods ended September 30, 2004 and 2003, and is not necessarily indicative of our operations on a going forward basis.

General

Upon the consummation of our initial public offering on October 29, 2004, certain subsidiaries of NorthStar Partnership L.P. , the operating partnership through which Northstar Capital Investment Corp. conducts its business, contributed our initial investments to our operating partnership in exchange for units of limited partnership interest in our operating partnership and approximately $36.1 million in cash. Our operating partnership, in turn, contributed all of the initial investments, other than the equity interest in CDO I, to its wholly-owned subsidiary which is also organized to qualify as a REIT. NorthStar Partnership, L.P. and NorthStar Capital Investment Corp. are collectively referred to below as Northstar Capital.

Through our operating partnership, we:

•	acquire, originate and structure subordinate and other high-yielding debt investments secured by income-producing real estate properties;

•	create, manage and issue CDOs backed by commercial real estate debt securities; and

•	acquire properties that are primarily net leased to corporate tenants.

We conduct substantially all of our operations and make our investments through our operating partnership, of which we are the sole general partner. We operate so as to qualify as a REIT under the Internal Revenue Code, commencing with our taxable year ending December 31, 2004 and generally do not expect to be subject to federal income taxes on our income to the extent we distribute our income to our stockholders and maintain our intended qualification as a REIT.

We were formed for the purpose of continuing and expanding the subordinate debt, real estate securities and net lease businesses conducted by NorthStar Capital. Upon the consummation of our initial public offering, certain subsidiaries of NorthStar Capital contributed to our operating partnership 100% of their respective interests in entities through which NorthStar Capital has engaged in these businesses. Our management team consists of primarily the same individuals who managed these businesses for NorthStar Capital.

NorthStar Capital used $32 million of the $36.1 million cash distribution to reduce the outstanding principal amount under its senior secured credit facility with Allianz Risk Transfer in order to release liens associated with our initial investments and $4.1 million to reimburse Presidio Capital Investment Company LLC for a cash deposit made under the warehouse agreement for the acquisition of the real estate securities backing a prior CDO issuance.

Basis of Presentation

The discussion below relates to the historical financial condition and results of operations of the entities through which NorthStar Capital owned and operated its subordinate real estate debt, real estate securities and net lease properties businesses.

Our predecessor is an aggregation, on a combined and uncombined basis, of the entities engaged in these businesses and is not a separate legal operating entity. The ultimate owners of the entities comprising our predecessor are NorthStar Capital and certain others who have minority ownership interests in these entities. Our predecessor was, and is, the managing member of the entities that directly or indirectly own the initial investments and our predecessor had, and has, responsibility for the day-to-day operations of the entities that are combined in our predecessor's historical financial statements. Where our predecessor had, and will continue to have, a non-controlling interest, such entity is reflected as part of our predecessor on an uncombined basis. Because the discussion below relates to the historical financial condition and results of operations of the entities comprising our predecessor, it reflects the historical financing and operational strategies of these entities.

The entities comprising our predecessor historically operated as separate businesses of NorthStar Capital utilizing certain NorthStar Capital employees, insurance and administrative services. General and administrative costs incurred by NorthStar Capital on behalf of all of its business units include employee salaries, rent, advertising, accounting, legal services and other general and administrative expenses. These expenses were allocated to our predecessor through NorthStar Capital's specific identification of individual cost items, where practical, and otherwise through allocations based upon estimated levels of effort devoted by certain of its employees. In the opinion of management, the method utilized for allocating corporate, general and administrative expenses and other allocated costs is reasonable. With the consummation of the Offering, these businesses became more fully integrated, and certain general and administrative services provided by NorthStar Capital will now be reimbursed through the shared facilities and services agreement that we have entered into with NorthStar Capital.

Sources of Operating Revenues

Our predecessor historically derived operating revenues primarily from indirect interests in earnings of uncombined ventures and, more recently, advisory fees related to both our real estate securities and subordinate real estate debt businesses, and interest income on CDO investments. Earnings from uncombined ventures include our proportionate share of the net income from the rental operations related to the New York property portfolio, and our proportionate share of the net income from our subordinate real estate debt business. The discussion below reflects the historical financing and operational strategies of our predecessor and, in some instances, the performance of specific assets and investments no longer owned by it.

Subordinate Real Estate Debt

Our subordinate real estate debt business invests in first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans, preferred equity interests of real estate borrowers and other high-yielding real estate debt instruments. Our subordinate real estate debt business was initiated in 2001 and has been operated through a joint venture, the NSF Venture, between NorthStar Capital and an institutional pension fund, the NSF Venture Investor. The joint venture conducts its investment business through NorthStar Funding LLC, which provides for each member to have approval rights over the investments selected. Under the terms of the joint venture, NorthStar Funding Management LLC is responsible for the origination, underwriting and structuring of all investments made by the NSF Venture. NorthStar Funding Managing Member LLC, a NorthStar Capital affiliate, is the managing member of NorthStar Funding Management LLC. NorthStar Funding Investor Member LLC held a 10% equity interest in the NSF Venture through July 10, 2003. On July 10, 2003, NorthStar Funding Investor Member LLC negotiated several modifications to the terms of the NSF Venture, including the NSF Venture Investor's increase in capital commitment to $190 million and a reduction of NorthStar Funding Investor Member LLC's interest to 5%. Our predecessor's equity in earnings of the NSF Venture includes interest income and origination fees on investments. To date, the NSF Venture has not incurred any debt in connection with its investment activities. However, the NSF Venture has sold senior participation interests in certain of the subordinate debt investments which it has acquired, directly to the NSF Venture Investor outside of the NSF Venture, retaining the higher risk subordinate participation interests with correspondingly higher yields.

Our predecessor receives an advisory fee equal to 1% per annum of the capital invested by the NSF Venture as compensation for its management of these investments. Additionally, NorthStar Funding Managing Member LLC is entitled to an incentive profit participation equal to 10% of the profit after a minimum required return on the NSF Venture's capital and a return of and on capital based upon the operating performance of the NSF Venture's investments. Prior to the contribution of the initial investments to our operating partnership and the related formation transactions, Northstar Funding Managing Member LLC received 75% of this incentive profit participation equal to 10% of the profit after minimum required return on NSF Venture's capital and a return of and on capital based on the operating performance of the NSF Venture's investments. Our predecessor also earns an additional advisory fee from the NSF Venture Investor for underwriting and placing the senior participation and sub-participation interests that are acquired by the NSF Venture Investor directly from the NSF Venture. In the future, we expect to invest directly in subordinate debt in addition to investing our remaining commitment to the NSF Venture, which was approximately $3.3 million at September 30, 2004. We will not earn advisory fees on the investments that we make directly.

Real Estate Securities

Our real estate securities business was initiated in 2002 to invest in commercial mortgage-backed securities, or CMBS, and other real estate securities. These securities are primarily investment-grade and are financed with long-term debt through the issuance of CDOs, thereby matching the terms of the assets and the liabilities.

Prior to a new CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO, known as the warehouse accumulation period. During this period, we direct the acquisition of securities under a warehouse facility from a bank that will be the lead manager of the CDO. The warehouse provider then purchases the securities and holds them on its balance sheet. We direct the acquisition of securities by the warehouse provider during this period, but we do not earn any fees for providing this service to either the warehouse provider or the issuer of the CDO, which will receive such securities upon the closing of the CDO. We contribute cash and other collateral, which is held in escrow by the warehouse provider, to back our commitment to purchase equity in the CDO and to cover our share of losses should securities need to be liquidated. Pursuant to the warehouse agreement, we share gains, including the net interest earned during the warehouse period, and losses, if any, with the warehouse provider. The investment parameters of this business reflect the risk management strategies and the portfolio characteristics that we have jointly developed with the warehouse provider.

In August 2003, NS Advisors, LLC, ("NS Advisors") completed its first CDO issuance, through N-Star Real Estate CDO I Ltd., or CDO I, and retained an approximately 83% equity interest in CDO I. The 16.67% balance of the equity interest is owned by unrelated third party investors. We also earn ongoing management fees for our management and monitoring of the CDO collateral of CDO I, which fees equal 0.35% of the related CDO collateral.

On November 11, 2003, NS Advisors entered into a second warehouse agreement with Citigroup Global Markets Inc., or Citigroup, whereby Citigroup agreed to purchase up to $400 million of primarily CMBS and REIT debt, with the expectation of selling such securities to our predecessor's CDO II. Pursuant to the warehouse agreement for the second CDO issuance, our predecessor agreed to a $10 million limited recourse arrangement whereby it escrowed approximately $5.8 million in cash and pledged its equity interest in CDO I to Citigroup to purchase future equity in CDO II upon formation by our predecessor. If either our predecessor, or we, caused an early termination, or unilaterally refused to proceed with the CDO issuance prior to the final determination date, then any losses resulting from the disposition of the securities acquired by Citigroup would have been for the account of our predecessor, or our account (if occurring after the consummation of the Offering), and any net gains arising from the disposition of the collateral would have been allocated to Citigroup. If the second CDO issuance was not completed, the CDO II deposit of $10 million would have been available to Citigroup for the purpose of covering a portion of any losses or costs associated with the liquidation of the accumulated securities. This warehouse facility was terminated in July 2004 when the Predecessor closed CDO II, through N-Star Real Estate CDO II Ltd., and acquired $35.0 million of subordinated securities of this second CDO issuance consisting of all of the "BB" rated junior classes of debt securities and unrated income securities. As part of any future CDO issuance, we intend to retain a significant portion of the equity and possibly some of the junior CDO debt securities in order to earn a spread between the yield on the assets and the yield on the CDO debt issued. The predecessor recognized unrealized losses of $0.1 million for the nine months ended September 30, 2004, related to the change in the fair value of the CDO II equity income and BB notes, which has been recorded as a component of other comprehensive income in owners' equity.

In September 2004, NS Advisors entered into a third warehouse arrangement with Citigroup whereby Citigroup agreed to purchase up to $400 million of CMBS and other real estate debt securities at our direction for future sale to CDO III. We are required to pledge up to $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under this warehouse agreement. This security is in the form of a pledge of our approximately 83% equity interest in CDO I for acquisitions of securities up to $150 million and cash deposits of up to approximately $5.7 million to cover the accumulation of securities from $150 million to the maximum of $400 million. The CDO I preferred interest was pledged as security for the CDO III warehouse in October, 2004. The other terms of the CDO III warehouse agreement are substantially similar to those of the warehouse agreement for CDO II. Approximately $100 million of the $400 million securities have been accumulated as of September 30, 2004 under the warehouse agreement. As of December 22, 2004, approximately $226 million of the $400 in securities have been accumulated. The predecessor recognized an unrealized gain on the warehouse agreement for CDO III of $0.3 million for the three months ended September 30, 2004.

During the warehouse period, our participation under the warehouse agreement is reflected in our combined financial statements as a non-hedge derivative, which is reflected at fair value and any unrealized gain or loss is charged to operations. Based on an analysis of our predecessor's interest in

CDO I as a variable interest entity under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities," the financial statements of CDO I were not consolidated into our predecessor's financial statements as of December 31, 2003 and September 30, 2004 since our predecessor is not the primary beneficiary of CDO I. Similarly, the financial statements of CDO II were not consolidated into our predecessor's financial statements as of September 30, 2004 since our predecessor is not the primary beneficiary of CDO II. Accordingly, our predecessor has designated these beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II as available for sale securities as they meet the definition of a debt instrument due to their underlying redemption provisions. We anticipate that CDO III will be treated similarly for financial reporting purposes.

Short Sales

Our predecessor may sell securities that it does not own ("short sales"). Short sales are typically entered into by our predecessor as a hedge to offset a future liability or changes in the market value of an asset resulting from changes in interest rates. To complete a short sale, our Predecessor may arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by our predecessor from the short sale are retained by the broker until our predecessor replaces the borrowed securities. In borrowing the securities to be delivered to the buyer, our predecessor becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which our predecessor sold the security short, or a loss, unlimited as to dollar amount, will be realized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. Our predecessor's liability under the short sales is recorded at fair value, with unrealized gains or losses included in unrealized loss on short sales of securities in the combined statement of operations. Our predecessor is exposed to credit loss in the event of nonperformance by the broker that holds a deposit as collateral for securities borrowed. However, our predecessor does not anticipate nonperformance by the broker. In connection with a short sale of a FNMA security used for hedging purposes in July 2004, our predecessor has recognized a liability of $12.9 million which is reflected on the combined balance sheet as securities sold, not yet purchased. In addition, there is an unrealized loss of $0.4 million on the sale of shorted securities for the three months ended September 30, 2004.

Net Lease Properties

We invest in office, industrial and retail properties net leased to corporate tenants. Tenants subject to net leases generally pay for all or their pro rata portion of the operating expenses of the property. A net lease property is often leased to a single tenant for an original term of ten years or longer.

Our predecessor owns an indirect interest in a portfolio of well-located retail and commercial properties in the Times Square and midtown Manhattan area of New York City. This New York property portfolio, consisting of two fee and six leasehold interests in retail and commercial properties, is owned by ALGM I Owners LLC, or ALGM, an entity in which our predecessor held a non-managing majority interest. This portfolio was acquired at a substantial discount due to a loan default by the previous owner.

ALGM purchased the portfolio and proceeded to upgrade, reconfigure and reposition the assets, which at the time of purchase were leased to tenants at below market rents. The properties have since attracted new, higher-paying tenants, increasing the value of ALGM's interests in the properties.

As of December 31, 2002, ALGM had interests in ten properties. Two of ALGM's leases expired in 2003, one in March and one in October. As of September 30, 2004 the remaining eight properties, which vary in size from 4,200 square feet to 21,140 square feet, had a total of 96,114 net rentable square feet. Four of the properties are primarily leased or subleased to single users and four are leased or subleased to multiple tenants.

The results of operations for these properties are reflected in our predecessor's equity in earnings of uncombined ventures because our predecessor currently owns a 97.5% non-managing equity interest in ALGM. Concurrently with the contribution of the initial investments to our operating partnership and the consummation of our initial public offering, we purchased the remaining 2.5% managing equity interest, which is also entitled to a special allocation of profits in ALGM, from ALGM I Equity LLC, a related party, with $1.6 million of the proceeds of our initial public offering. Going forward, the results of these properties will be reflected on a consolidated basis.

In the future, we will originate net lease property investments through a variety of sources, which may include the purchase of office and industrial properties developed by Koll Development Company. These properties are generally leased to corporate tenants prior to or during the development process. Koll Development has developed 44 office and industrial properties totaling over 10 million square feet at a cost of approximately $1.1 billion of invested capital. We believe that our affiliation with Koll Development will provide us with an ongoing source of valuable market information and contacts in connection with our net lease investment business. No interest in Koll Development was contributed to us.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles or GAAP, requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

Management has identified certain critical accounting policies that affect the more significant judgments and estimates used by management in the preparation of our predecessor's combined financial statements. Management evaluates on an ongoing basis estimates related to critical accounting policies, including those related to revenue recognition, allowances for doubtful accounts receivable and impairment of investments in uncombined ventures and debt securities available for sale. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances.

Debt securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in owners' equity. Our predecessor's equity investment in CDO I and CDO II are relatively illiquid, and its value must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and spreads. Changes in the valuations do not affect our predecessor's reported income or cash flows, but impact owners' equity. During the third quarter of 2004, based on current year experience and secondary market data, our predecessor changed its estimate of the call period for the CDO bonds of CDO I and the expected default rate of the underlying securities collateralizing these CDO bonds. The corresponding changes in estimated cash flow resulted in an increase in the estimated fair value of our investment in CDO I and an increase in the average yield to maturity of our residual interest.

Management is required to make subjective assessments as to whether there are impairments in the values of our investment in our predecessor's uncombined ventures accounted for using the equity method. As no public market exists for these investments, management estimates the recoverability of these investments based on projections and cash flow analysis. These assessments have a direct impact on our net income, since recording an impairment loss results in an immediate negative adjustment to net income.

The following is a summary of the accounting policies for our underlying uncombined ventures that are most affected by judgments, estimates and assumptions.

Subordinate Real Estate Debt

The NSF Venture purchases subordinate real estate debt and debt participations to be held for investment. As the managing member of NSF Venture's managing member, we must periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon a determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Allowances for loan investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic conditions in the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date. To date, all of the NSF Venture's debt investments are fully performing and we have determined that no loss allowances have been necessary with respect to the loans in our joint venture's portfolio.

The NSF Venture records the transfer of a participation or sub-participation in a loan investment of the NSF Venture as a sale when the attributes of the transaction meet the criteria for sale of SFAS 140, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities," including transferring the financial interest beyond the reach of its creditors and placing no substantive restrictions on the resale of the participation or sub-participation by the purchaser.

Net Lease Properties — ALGM

ALGM's rental revenue is recognized on a straight-line basis over the non-cancelable term of the respective leases. The excess of straight-line rents recognized over amounts contractually due pursuant to the underlying leases are included in straight-line (unbilled) rents receivable in the ALGM balance sheets. ALGM's management provides an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent and other payments as due. Additionally, ALGM establishes, on a current basis, an allowance for future tenant credit losses on unbilled rents receivable based upon an evaluation of the collectibility of such amounts. ALGM's management is required to make subjective assessments about the collectibility of the deferred rent receivable that in many cases will not be billed to tenants for many years from the balance sheet date. Management's determination is based upon an assessment of credit worthiness of private company tenants for which financial information is not readily available and as such is not subject to precise quantification.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, FASB, issued Interpretation No. 46, "Consolidation of Variable Interest Entities," or FIN 46. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Until adoption of FIN 46, our predecessor generally consolidated another entity in its financial statements only if it controlled the entity through voting interests. FIN 46 will require a variable interest entity to be consolidated by our predecessor if it is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities created prior to February 1, 2003 in the first fiscal year or interim period beginning after September 15, 2003. In December 2003, the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in variable interest entities created before February 1, 2003, which were non-special purpose entities. Our predecessor has adopted FIN 46 and FIN 46R for variable interest entities created prior to February 1, 2003 in the fourth quarter of 2003 and has applied the provisions for all variable interest entities created after January 31, 2003. We do not anticipate that the adoption of FIN 46 or FIN 46R will have a material impact on our combined financial statements or results of operations taken as a whole. Based on an analysis of our predecessor's interests in CDO I and CDO II as a variable interest entity under FIN 46 or FIN 46R, CDO I and II's financial statements were not consolidated into our predecessor's financial statements as of September 30, 2004 and December 31, 2003 as our predecessor is not the primary beneficiary. Accordingly, our predecessor's beneficial interest in preferred securities of CDO I and CDO II have been designated as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. We anticipate that CDO III will be treated similarly for financial reporting purposes.

Effective January 1, 2003, our predecessor adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation" (as amended by SFAS No. 148), which requires an estimate of the fair value of equity based compensation at the time of grant rather than the intrinsic value method formerly followed by our predecessor. Our predecessor has elected to use the prospective method for this adoption. All equity based awards or modifications of awards to employees after January 1, 2003, will be amortized to compensation expense over the award's vesting period based on the fair value of the award at the date of grant. The adoption of these provisions did not have a material effect on our predecessor's financial position or results of operations. Please refer to the Company's Registration Statement on Form S-11 dated October 25, 2004 for a detailed discussion of our incentive compensation plan.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. However, on October 29, 2003, the FASB deferred the provisions of SFAS 150 as they apply to certain mandatorily redeemable financial instruments. We do not expect the adoption of this standard to have a significant effect on our predecessor's financial statements taken as a whole.

Results of Operations of Our Predecessor

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended
September 30, 2003

Revenues

Advisory and management fee income from related parties increased by $0.7 million to $1.0 million for the three months ended September 30, 2004 from $0.3 million for the three months ended September 30, 2003. This increase is the result of increased asset advisory fees earned in 2004 by both the real estate securities and subordinate real estate debt businesses. The real estate securities and subordinate real estate debt businesses both had minimal operating activity in 2003. See "Related Party Transactions" for a description of our predecessor's agreements with Related Parties pursuant to which our predecessor received these advisory fees.

Interest income from debt securities increased by $0.7 million to $0.9 million for the three months ended September 30, 2004 from $0.2 million for the three months ended September 30, 2003. The CDO I issuer was newly formed in August 2003 which resulted in minimal income being recognized for the three months ended September 30, 2003 as opposed to 2004 which had a full quarter of activity. CDO II closed in July 2004 with interest income primarily derived from the "BB" rated junior classes of debt securities and unrated income securities.

Expenses

General and administrative expenses increased by $0.7 million, or 47%, to $2.2 million for the three months ended September 30, 2004 from $1.5 million for the three months ended September 30, 2003. The increase in expenses related primarily to the addition of new employees and an increase in allocated corporate overhead and direct expenses related to the increased business activity in the operations of the real estate securities business and the subordinate real estate debt business from NorthStar Capital. The decrease in direct salaries is due to the decrease in the annual bonus paid to a key executive employee and the reversal of an overaccrual due to a change in estimate.

Interest expense for the three months ended September 30, 2004 totaled $0.2 million. This expense relates to the Company's short term facility with Citigroup secured by the "BB" rated junior classes of debt securities and unrated income securities and its short sale of a FNMA security in the third quarter of 2004.

Equity in Earnings

Equity in earnings of ALGM decreased by $0.2 million, or 40%, to $0.3 million for three months ended September 30, 2004 from $0.5 million for the three months ended September 30, 2003 primarily due to lower signage income in 2004 from one of the ALGM properties.

Gains on Warehouse Agreements

Net gains on warehouse agreements for the three months ended September 30, 2004 of $0.7 million consisted of a $0.2 million unrealized loss and a $0.6 million realized gain related to CDO II. The unrealized loss represents the change in the fair value of the warehouse arrangement up until July 2004, when the CDO II warehouse terminated. CDO III also had an unrealized gain of $0.3 million at September 30, 2004 related to the change in the fair value of that warehouse arrangement.

Net gains on warehouse agreements for the three months ended September 30, 2003, consisted of a $0.9 million unrealized loss and a $1.9 million realized gain relating to CDO I. The CDO I realized gain represented the increase in fair value of the warehouse arrangement from January 1, 2003 through August 21, 2003, the day the warehouse was terminated and the underlying securities were transferred into CDO I.

Other

An unrealized loss of approximately $0.4 million was recognized on a short sale of a FNMA security in the third quarter of 2004. No short positions were taken in the third quarter of 2003.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Revenues

Advisory and management fee income from related parties increased by approximately $1.6 million to approximately $2.1 million for the nine months ended September 30, 2004 from $0.5 million for the nine months ended September 30, 2003. This increase is the result of additional asset advisory fees earned by both the real estate securities business, due to the closing of CDO II in 2004 and higher loan balances in subordinate real estate debt businesses.

Interest income from CDO I and II increased by $1.3 million to $1.5 million for the nine months ended September 30, 2004 from $0.2 million for the nine months ended September 30, 2003. The CDO I issuer was newly formed in August 2003, resulting in minimal interest income being recognized for the nine months ended September 30, 2003 as opposed to September 30, 2004, which had nine months of interest income. In addition, CDO II closed in July 2004, and as a result had interest income generated primarily by the "BB" rated junior classes of debt securities and unrated income securities.

Expenses

General and administrative expenses increased by $1.2 million, or 32%, from $3.7 million for the nine months ended September 30, 2003 to $4.9 million for the nine months ended September 30, 2003. The increase in expenses related primarily to the addition of new employees, as well as to the new allocation of corporate overhead and direct expenses related to increased business activity in the operations of the real estate securities business and the subordinate real estate debt businesses from Northstar Capital.

Interest expense for the nine months ended September 30, 2004 totaled $0.2 million. This expense relates to the Company's short term facility with Citigroup secured by the "BB" rated junior classes of debt securities and unrated income securities and its short sale of a FNMA security in the third quarter of 2004.

Equity in Earnings

Equity in earnings of the NSF venture increased by $0.1 million, or 33%, to $0.4 million for the nine months ended September 30, 2004 from $0.3 million for the nine months ended September 30, 2003. The net income of the NSF Venture increased in 2004 due to increased income in 2004 from loan participations that closed in the fourth quarter of 2003.

Equity in earnings of ALGM decreased by $0.2 million, or 18%, to $0.9 million for the nine months ended September 30, 2004 from $1.1 million for the nine months ended September 30, 2003. This decrease is primarily due to lower signage income in 2004 from one of the ALGM properties. In addition, there was one leasehold termination in the first quarter of 2003 that was partially offset by rent increases from other properties.

Gains on Warehouse Agreements

Net gains on warehouse agreements for the nine months ended September 30, 2004 of $1.4 million consisted of a $0.5 million unrealized gain and a $0.6 million realized gain related to CDO II, with the unrealized portion of this gain representing the change in the fair value of the warehouse arrangement up until July 2004, when the CDO II warehouse terminated. CDO III also had an unrealized gain of $0.3 million at September 30, 2004 related to the change in the fair value of that warehouse arrangement.

Net gains on warehouse agreements for the nine months ended September 30, 2003, consisted of $2.9 million ($1.0 million unrealized and $1.9 million realized) related to CDO I. The CDO I unrealized gain represented the increase in fair value of the warehouse arrangement from January 1, 2003 through August 21, 2003, the day the warehouse was terminated and the underlying securities were transferred into CDO I.

Other

An unrealized loss of approximately $0.4 million was recognized on a short sale of a FNMA security in the third quarter of 2004. No short positions were taken in the third quarter of 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had an unrestricted cash balance of $2.1 million and accrued expenses of $0.3 million. As a REIT, we will be required to distribute at least 90% of our taxable income to our stockholders on an annual basis, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We believe that with the proceeds from the Offering, our working capital, secured and unsecured credit facilities that we may have or obtain in the future, and cash provided by operations will be sufficient to allow us to fund the equity portion of our new investments, make distributions necessary to enable us to continue to qualify as a REIT and fund operations for the next 12 months. If our origination and investment activities over the next 12 months are greater than currently anticipated, we may seek to finance these investments either through additional borrowings or by raising equity capital, or both. In the event that we are unable to enter into additional credit facilities, we believe that we will be able to meet our cash requirements for the next twelve months from cash flow from operations and the proceeds of the Offering.

Our predecessor's debt position and liquidity as of September 30, 2004 should be reviewed in conjunction with the contribution transactions and the other formation transactions entered into in connection with our initial public offering and liquidity position, each as discussed in our prospectus related to our initial public offering, dated October 25, 2004, as filed pursuant to Rule 424(b) of the SEC's rules and regulations. As a result of the contribution transactions and our initial public offering, our debt and liquidity has changed significantly from that of our predecessor at September 30, 2004.

The adjustment to the June 30, 2004 financial statements, as disclosed in Footnote 2 of the September 30, 2004 financial statements, primarily related to a mark to market adjustment to the value of the CDO II warehouse, which is a non-cash item that does not impact the cash flow of our investment in CDO II.

As of September 30, 2004, our predecessor had the following debt outstanding:

	Business Segment	Carrying Amount at 9/30/04 (in thousands)	Carrying Amount at 12/31/03 (in thousands)	Stated Maturity	Interest Rate	Weighted Average Expected Life (years)
Mortgage notes payable (ALGM)(1)	Net lease properties	$40,899	$41,881	01/01/2005	5.60%	0.25
Loan payable	CDO	$17,517	—	07/21/05	LIBOR +1.25%	0.83

(1)	ALGM is uncombined as of September 30, 2004 and December 31, 2003. We acquired the remaining 2.5% managing equity interest, which is also entitled to a special allocation of profits, in ALGM with a portion of the proceeds of the Offering. ALGM will be consolidated in our financial statements subsequent to the Offering. The ALGM mortgage bears interest at the higher of the one-month LIBOR rate or 2% plus 3.60%, or 5.6%, and matures on January 1, 2005. The ALGM mortgage loan agreement includes the following financial covenants and restrictions: (a) ALGM must maintain a debt service coverage ratio in excess of 1.15 to 1, computed using an annual interest rate of 10.09%, and (b) ALGM must establish and maintain certain escrow reserve accounts for, among other things, payment of real estate taxes, capital expenditures and tenant rollover costs.

Additionally, our predecessor has a residual interest in CDO I and II, which, under EITF 99-20, is accounted for by our predecessor as a debt security. The CDO entities are leveraged as follows:

	Business Segment	Carrying Amount at 9/30/04 (in thousands)	Carrying Amount at 12/31/03 (in thousands)	Stated Maturity	Weighted Average Interest Rate	Weighted Average Expected Life (years)
CDO I Bonds(1)	Real estate securities	$340,280	$370,549	08/01/2038	6.5%	7.4
CDO II Bonds(1)	Real estate securities	$375,947	—	06/01/2039	6.0%	8.1

(1)	CDO I is uncombined as of September 30, 2004 and December 31, 2003 and the venture will remain uncombined.

(2)	CDO II is uncombined as of September 30, 2004 and the venture will remain uncombined.

On July 21, 2004, NS CDO Holdings II, LLC entered into a financing arrangement with Citigroup Global Markets Inc. ("Citigroup") and originally borrowed $17.4 million, secured by the "BB" rated junior classes of debt securities and unrated income notes of CDO II. The principal amount outstanding is $17.5 million at September 30, 2004. The financing matures on July 21, 2005 and bears interest at LIBOR plus 125 basis points. On November 3, 2004, the Company repaid $7.3 million of the $17.5 million outstanding balance at September 30, 2004.

The terms of CDO I and II's real estate securities are by their nature matched with the terms of its uncombined non-recourse CDO liabilities. These CDO liabilities are repaid from principal payments received on the real estate securities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying securities investments and the stated maturities are noted above.

The real estate securities business produces a relatively predictable income stream based on the spread between the interest earned on the securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the securities or by hedging mismatches. CDO I and CDO II have not incurred any losses on any of their securities investments from the date of purchase through September 30, 2004. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II, representing our proportionate share of the cash flow from the CDOs, as well as collateral advisory fees.

Our future net leased real estate investments will be financed on a long-term basis and are also expected to produce stable cash flow. Debt securing these properties will be primarily non-recourse and will be repaid primarily from the proceeds of sales or refinancing of the properties. We intend to finance approximately 70% to 80% of the value of these net lease assets. The properties currently held by ALGM are financed with a floating rate loan. The ALGM properties currently produce stable cash flow after debt service. The impact of changes in interest rates are mitigated through the use of interest rate cap agreements. These contracts are entered into as part of our management of interest rate exposure and effectively limit the amount of interest rate risk on ALGM's outstanding indebtedness.

The NSF Venture's subordinate real estate debt investments, as well as direct subordinate debt investments, will typically have maturities of less than five years and may be financed with moderate levels of debt. These investments are not presently subject to any financing, but we may use leverage in the future of approximately 50% to 75% of the value of these investments, on average. We receive monthly cash distributions from the NSF Venture representing our proportionate share of the interest income on the subordinate debt securities. In addition, we receive advisory fees from the NSF Venture and from the NSF Venture Investor for the management of the NSF Venture and certain of the NSF Venture Investor's senior participation and sub-participation interests, respectively. See "Related Party Transactions."

We expect to meet our long-term liquidity requirements, specifically the repayment of debt, and our investment funding needs, through additional borrowings, the issuance of debt and/or equity securities and the liquidation or refinancing of assets at maturity. We believe that the value of the New York property portfolio is, and will continue to be, sufficient to allow us to refinance its related debt at maturity.

On December 21, 2004, we entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch to finance our investment in first mortgage loans, B notes, mezzanine loans and rated real estate securities. The agreement has a three-year term and one one-year extension option. Advances under the agreement bear interest at one-month LIBOR plus a spread ranging from 0.75% to 2.25%, which is reset monthly. The master repurchase agreement contains certain covenants, the most restrictive of which, is a requirement that we maintain a minimum tangible net worth, including the minority interest in the operating partnership, of no less than $125 million. As of December 30, 2004 $27.8 million was outstanding under this facility.

We have received a proposal by Citibank N.A. to provide us with a $150 million joint reverse repurchase and secured loan facility, subject to conditions, including Citibank's due diligence and credit and legal approval. We would use such a facility primarily to finance our subordinate real estate debt investments. We would expect such a facility to have a one-year term and a two-year extension option and advance rates to range from 50% to 85% of the collateral value, depending on the characteristics of the pledged assets.

We have committed to contribute approximately $10 million, or 5%, of the total equity commitment of $200 million of NSF Venture. The joint venture was formed to acquire and originate subordinate debt instruments on real estate assets. As of September 30, 2004 we had funded $6.7 million of the $10.0 million commitment.

With respect to our leased real estate assets owned through ALGM, we expect to incur costs of approximately $430,000 for tenant improvements in connection with new tenant leasing costs and capital expenditures during fiscal 2004. We anticipate the sources of funds for such commitment to be our working capital and lender reserves. With the contribution of the initial investments to us and the purchase of the remaining 2.5% managing equity interest, which was purchased by us with a portion of the proceeds of the IPO, we now bear the costs, including all capital expenditures and tenant improvements, related to the assets owned by ALGM. 729 Seventh Avenue, one of the ALGM fee properties, is currently in litigation with the net lessee of the property, a subsidiary of NRMI. If this claim is successful, it could result in a total economic loss to us of up to approximately $700,000 in the first year, including damages and lost rent, in addition to the cost of any legal proceedings or negotiations and approximately $650,000 to $850,000 in lost rent annually thereafter unless re-rented on the same terms.

Cash Flow

The net cash flow provided by operating activities increased by $4.2 million for the nine months ended September 30, 2004 to $2.4 million from a use of ($1.8) million for the nine months ended September 30, 2003 primarily due to the increased business activity in the operations of the real estate securities business and the subordinate real estate debt business.

The net cash flow used in investing activities increased by ($15.4) million for the nine months ended September 30, 2004 to ($19.9) million from a use of ($4.5) million for the nine months ended September 30, 2003. Net cash used in investing activities in 2004 consisted primarily of funds used to purchase our interest in the unrated income and the "BB" rated notes of CDO II.

The net cash flow provided by financing activities increased by $11.6 million for the nine months ended September 30, 2004 to $18.6 million from $7.0 million from financing activities for the nine months ended September 30, 2003. The primary sources of cash flow from financing activities in 2004 were loan proceeds to finance CDO II and contributions by owners.

Recent Investment Activity

Subsequent to our initial public offering and NorthStar Capital's simultaneous contribution of our initial portfolio of investments in subordinate real estate debt, real estate securities and net lease properties, we have made the investments described below.

On November 12, 2004, we purchased a $24 million subordinate debt participation from a bank in an $82 million senior mortgage loan secured by a 417,922 square foot, 17 story, class-B office building in New York City. The subordinate debt participation bears interest at LIBOR plus 375 basis points, with $6 million of the principal subject to a LIBOR floor of 1.5% and matures on August 9, 2006. In connection with the purchase of this participation, we received a 1% origination fee. In addition, the borrower has three one-year extension options.

On November 16, 2004, we purchased a $22 million mezzanine loan from a bank which is secured by an equity interest in the borrower that is the owner of nine Embassy Suites hotels with 2,150 rooms. The mezzanine loan bears interest at LIBOR plus 475 basis points and matures on June 9, 2006. In addition, the borrower has three one-year extension options.

On November 19, 2004, we entered into a contract for $63.5 million to purchase a portfolio of three net-leased office properties totaling 257,336 square feet of rentable space in Chatsworth, CA. The properties are net leased to a bank under leases that expire in June 2015. In connection with the contract, we made a deposit of $1.5 million which is non-refundable unless the seller of the properties doesn't meet certain conditions prior to closing.

We have made temporary investments in $1.32 billion of primarily AAA-rated, short-term, floating rate securities which are backed by commercial or residential mortgage loans. These investments have been financed through repurchase agreements with major banks and securities firms whereby we have borrowed approximately $1.27 billion and funded the remaining balance of $51 million in cash. In December 2004, the Company sold $431.9 million of these temporary investments and repaid the associated repurchase agreements with major banks. Our temporary investment strategy is designed to generate sufficient qualifying income during the two-month period before year-end so that it will be able to meet all of the REIT compliance requirements in advance of deploying capital pursuant to our long-term business plan.

On December 30, 2004, we purchased an approximately $24.8 million subordinate participation interest in a senior mortgage loan secured by a 700,000 square foot hotel located in Miami, Florida that will be converted into residential condominiums. In connection with the purchase, we received a .50% origination fee. The subordinate debt participation initially bears interest at LIBOR plus 560 basis points, decreasing to LIBOR plus 440 basis points after certain principal repayments are made by the borrower. The subordinate participation has an initial maturity of September 14, 2006 and the borrower has the ability to extend the term for one additional year under certain conditions including the payment of a .25% fee.

NSF Venture

On December 11, 2004, the NSF Venture's $7.65 million subordinate loan participation collateralized by a portfolio of multifamily properties in the Pacific Northwest was repaid in full. There were no additional fees associated with the repayment since the yield maintenance period for the loan expired on October 11, 2004. The second extended maturity date for the loan was September 11, 2005.

On December 10, 2004, the borrower under the $9.48 million junior participation in a mezzanine loan collateralized by an office property in northern Florida held by the NSF Venture notified the Company that they would repay the loan in full on January 11, 2005. There will be no additional fees associated with the repayment since the yield maintenance period expired on November 11, 2004. The initial extended maturity date for the loan was August 11, 2005.

Related Party Transactions

Advisory Fee — NorthStar Funding LLC

In 2001, our predecessor entered into an advisory agreement with NorthStar Funding LLC, or the NSF Venture, whereby it receives as compensation for its management of investments of the NSF Venture an advisory fee equal to 1% per annum of the capital invested by the NSF Venture. Additionally, NorthStar Funding Managing Member LLC is entitled to an incentive profit participation equal to 10% of the profit after a minimum required return on the NSF Venture's capital and a return of and on capital based upon the operating performance of the NSF Venture's investments. Prior to the contribution of the initial investments to our operating partnership and the related formation transactions, NorthStar Funding Managing Member LLC received 75% of this incentive profit participation equal to 10% of the profit after a minimum required return on NSF Venture's capital and a return of and on capital based on the operating performance of the NSF Venture's investments. Our predecessor earned and recognized advisory fees from the NSF Venture of approximately $783,000 and $333,000 for the nine months ended September 30, 2004 and 2003, respectively. Our predecessor received profit participation distributions of $120,000 during the nine months ended September 30, 2004. Because such distributions may have to be refunded, no profit participation distributions were recognized as income pursuant to Method 1 of Emerging Issues Task Force Topic D-96.

Advisory Fees — CDO I and II

In August, 2003 and July, 2004, CDO I and II, respectively, entered into agreements with our predecessor, through NS Advisors, to perform certain advisory services. Our predecessor earned total fees of approximately $1,390,000 and $152,000 for the nine months ended September 30, 2004 and 2003, respectively, of which $100,000 and $117,000 is unpaid and included in our predecessor's balance sheets as of September 30, 2004 and December 31, 2003, respectively, as advisory and asset management fee receivable — related party. Our predecessor also earned structuring fees of $500,000 in connection with the closing of both CDO I and II for the nine months ended September 30, 2004 and 2003, which was used to reduce our predecessor's investments in debt securities available for sale.

ALGM

On December 28, 2004, ALGM terminated its existing asset management agreement with Emmes Asset Management Co. LLC ("Emmes"), an affiliate of Northstar Capital. Pursuant to the termination provisions of the agreement, ALGM paid Emmes a contractual termination payment of approximately $380,000, which is equal to two quarters of payments of the annual existing fee of $760,000. In addition, ALGM and Emmes entered into a new asset management agreement which is cancelable on 30 days notice by ALGM. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions.

Contractual Commitments

As of September 30, 2004, our predecessor had the following contractual commitments and commercial obligations:

	Payments Due by Period
Contractual Obligations — Combined Basis	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Mortgage Debt – ALGM(1)	$40,899,000	$40,899,000	$—	$—	$—
Loan payable	17,517,000	17,517,000	—	—	—
Securities sold, not yet purchased	12,944,000	12,944,000	—	—	—
Operating leases	1,053,000	442,000	505,000	106,000	—
Total contractual obligations	$72,413,000	$71,802,000	$505,000	$106,000	$—

(1)	ALGM is uncombined as of September 30, 2004. We have purchased the remaining 2.5% managing equity interest, which is also entitled to a special allocation of profits, in ALGM with a portion of the proceeds of the Offering. Accordingly, ALGM will be consolidated in future periods.

Off Balance Sheet Arrangements

As of September 30, 2004, our predecessor had the material off balance sheet arrangements described below:

•	As of September 30, 2004, we had an approximately $9.6 million equity interest in CDO I as described in Note 3 to our predecessor's combined financial statements.

•	As of September 30, 2004, we had an approximately $27.4 million equity interest in CDO II, which closed in July 2004, as described in Note 3 to our predecessor's combined financial statements.

•	In September 2004, NS Advisors entered into a warehouse arrangement with Citigroup in preparation for the securitization of CDO III. We were required to pledge up to $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. This security is in the form of a pledge of our approximately 83% equity interest in CDO I for acquisitions of securities up to $150 million and cash deposits of up to approximately $5.7 million to cover the accumulation of securities from $150 million to the maximum of $400 million.

Our potential losses in CDO I and II are limited to our predecessor's carrying value of approximately $37.0 million, at September 30, 2004, as reflected in our combined financial statements. At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of these arrangements.

Inflation

Our leases for tenants of ALGM are either:

•	net leases where the tenants are responsible for all real estate taxes, insurance and operating expenses and the leases provide for increases in rent either based on changes in the Consumer Price Index (CPI) or pre-negotiated increases; or

•	operating leases which provide for separate escalations of real estate taxes and operating expenses over a base amount, and/or increases in the base rent based on changes in the CPI.

We believe that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above to the extent of occupancy.

We believe that the risk that the market interest rates on the floating rate debt of our investments in ALGM, CDO I and CDO II will increase as a result of inflation is largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

Funds From Operations

Management believes that funds from operations, or FFO, is an appropriate measure of performance of a REIT. Although FFO is a non-GAAP measure, we believe it provides useful information to our stockholders, potential investors and management. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for uncombined partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our predecessor's operating performance or as an alternative to cash flow as a measure of liquidity.

Our predecessor's FFO for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$350,000	$651,000	$1,122,000	$1,296,000
Real estate depreciation and amortization- uncombined ventures	489,000	515,000	1,461,000	1,630,000
Funds from operations	$839,000	$1,166,000	$2,583,000	$2,926,000

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. We are subject to credit risk and interest rate risk with respect to our investments in subordinate real estate debt and real estate securities. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes.

Subordinate Real Estate Debt

We invest in subordinate real estate debt instruments including mezzanine loans and junior participations in mortgage loans. We generally hold these instruments for investment rather than trading purposes. These investments are either floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in interest rates are unlikely to affect the value of our floating rate portfolio. Changes in short term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore increase our earnings. Decreases in LIBOR have the opposite effect. Over 50% of our subordinate real estate debt portfolio has interest rate floors ranging from 2% to 3%. Therefore, decreases in LIBOR from the rate of 1.78% in effect at September 30, 2004 would have an immaterial effect on our earnings. Increases of 100 or 200 basis points, respectively, in the one month LIBOR rate, above the September 30, 2004 LIBOR rate would have increased our annual income from the NSF Venture for the twelve month period ending September 30, 2004, assuming the same portfolio of loans, by $39,000 and $88,000, respectively, because of the effect of the interest rate floors.

We also make fixed rate investments. The value of these investments may be affected by changes in long-term interest rates. To the extent that long-term interest rates increase, the value of long-term fixed rate assets is diminished. Any fixed rate subordinate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits. If fixed rate subordinate debt is funded with floating rate liabilities, the funding cost will be fixed through the use of interest rate caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

In our subordinate real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan documents cannot repay its obligations to us in a timely manner. While we have never experienced a payment default or even a late payment to date, our subordinate position in the capital structure may expose us to losses as a result of such default in the future. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate debt that we intend to invest in may not give us the right to demand foreclosure as a subordinate real estate debtholder. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments, which may be interrupted as a result of the operating performance of the underlying collateral.

We seek to manage credit risk through a thorough financial analysis of a transaction before we make such an investment. Our analysis is based upon a broad range of real estate, financial, economic and borrower-related factors, which we believe are critical to evaluating the credit risk inherent in a transaction.

We expect our investments to be denominated in U.S. dollars or, if they are denominated in another currency, to be converted back to U.S. dollars through the use of currency swaps. It may not be possible to eliminate all of the currency risk as the payment characteristics of the currency swap may not exactly match the payment characteristics of the investments.

Real Estate Securities

In our real estate securities business, we mitigate credit risk through credit analysis, subordination and diversification. The commercial mortgage-backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. CDO I's and CDO II's real estate securities portfolios are diversified by asset type, industry, location and issuer. We further minimize credit risk by actively monitoring CDO I's and CDO II's real estate securities portfolios and the underlying credit quality of their holdings and, where appropriate, liquidating our investments to mitigate the risk of loss.

At September 30, 2004, the real estate securities that serve as collateral for CDO I and CDO II each had an overall weighted average credit rating of approximately BBB- and approximately 73.6% and 73.2%, respectively, of these securities had an investment grade rating (BBB- or higher).

The real estate securities underlying CDO I and CDO II are also subject to spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating rate or have maturities shorter than the assets.

Our general financing strategy focuses on the use of "match-funded" structures, which means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. CDO I and CDO II utilize interest rate swaps to minimize the mismatch between their fixed rate assets and floating rate liabilities. An increase in LIBOR of 100 basis points or 200 basis points over the September 30, 2004 LIBOR rate would have decreased our income from CDO I by $11,000 and $22,000, respectively, on an annualized basis. With respect to CDO II, an increase in LIBOR of 100 basis points or 200 basis points over the September 30, 2004 LIBOR rate would have decreased our income by $3,000 and $6,000, respectively, on an annualized basis. We expect to hedge the interest rate risk in future CDOs in a similar manner.

Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive arbitrage. If spreads on the bonds issued by CDOs widen or if demand for these liabilities ceases to exist, then our ability to execute future CDO financings will be severely restricted.

Interest rate changes may also impact our net book value as our investments in debt securities are marked-to-market each quarter with changes in fair value reflected in other comprehensive income (a separate component of owners' equity). Generally, as interest rates increase, the value of fixed rate securities within the CDO, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. These swings in value have a corresponding impact on the value of our investment in the CDO. Within the CDO, we seek to hedge against changes in cash flows attributable to changes in interest rates by entering into interest rate swaps/caps and other derivative instruments as allowed by our predecessor's risk management policy. Such derivatives are designated as cash flow hedge relationships according to SFAS No. 133.

During the warehouse period for CDOs, the market value of the securities in the warehouse is hedged, typically by short selling U.S. Agency (FNMA or FHLMC) debentures or U.S. Treasury securities in the warehouse. Movements in interest rates are expected to result in a price movement for the hedge position that is opposite to and offsets the price movement of the fixed rate securities in the warehouse.

Net Lease Properties

Our ability to manage the interest rate risk and credit risk associated with the assets we acquire will be integral to the success of our net lease properties investment strategy. Although we may, in special situations, finance our purchase of net lease assets with floating rate debt, our general policy will be to mitigate our exposure to rising interest rates by financing our purchases with fixed rate mortgages. We will seek to match the term of fixed rate mortgages to our expected holding period for the underlying asset. Factors we will consider to assess the expected holding period will include, among other things, the primary term of the lease as well as any extension options that may exist.

We expect the credit profiles of our tenants will primarily be unrated and below investment grade. In order to ensure that we have as complete an understanding as possible of a tenant's ability to satisfy its obligations under its lease, we expect to undertake a rigorous credit evaluation of each tenant prior to executing sale/leaseback or net lease asset acquisitions. This analysis will include an extensive due diligence investigation of the tenant's business as well as an assessment of the strategic importance of the underlying real estate to the tenant's core business operations. Where appropriate, we may seek to augment the tenant's commitment to the facility by structuring various protection mechanisms into the underlying leases. These mechanisms could include security deposit requirements or affiliate guarantees from entities we deem to be creditworthy.

ALGM's interest rate cap limits the one-month LIBOR rate applicable to its mortgage debt to no more than 5%. Therefore, a 100 basis point increase in LIBOR would have increased the interest component of our predecessor's debt service by approximately $0.4 million for the year ended December 31, 2003 and $0.3 million for the nine months ended September 30, 2004.

ITEM 4.    CONTROLS AND PROCEDURES

The Company became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), on October 25, 2004, the effective date of the Company's registration statement relating to its initial public offering. On October 29, 2004, the date of the closing of the Company's initial public offering, an initial portfolio of real estate related investments were contributed to the Company and the Company began operations. The financial statements included in this Quarterly Report on Form 10-Q are for NorthStar Realty Finance Corp.

Predecessor (the "Predecessor"), a combination of certain controlling and non-controlling interests in real estate-related entities, which represent the initial portfolio of investments that were contributed to the Company subsequent to the quarter ended September 30, 2004.

The Company formed a Disclosure Committee in November 2004 in order to have disclosure controls and procedures that ensure that information required to be disclosed in the Company's filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Disclosure Committee is currently comprised of all of the Company's executive officers, as well as certain other employees with knowledge of information that may be considered material in the SEC reporting process. The Disclosure Committee has been given the responsibility of developing and assessing the financial and non-financial information to be included in the reports filed by the Company with the SEC and assisting the Company's chief executive officer and chief financial officer in connection with their certifications contained in the Company's SEC reports. The Disclosure Committee will meet and report to the Audit Committee on a quarterly or more frequent basis.

During the course of the Company's review in December 2004 of the Predecessor's financial statements for the three and nine months ended September 30, 2004 to be included in this Form 10-Q, management identified certain deficiencies in the Predecessor's internal controls over financial reporting which include (i) the communication between business unit personnel and financial reporting personnel with respect to the accounting for certain transactions associated with the Predecessor's CDO investments and other Company activity, (ii) the level of training of accounting and financial reporting personnel, and (iii) the level of detailed, quality control review of the Predecessor's financial statements. Taken together, these deficiencies rise to the level of a material weakness in internal controls over financial reporting. Based upon further investigation, the Company discovered certain errors in the accounting for transactions entered into during June and the third quarter of 2004 in connection with the Predecessor's CDO II and in the reporting of allocated general and administrative expenses. These errors required the Company to adjust the Predecessor's financial statements for the six months ended June 30, 2004 as disclosed in Note 2 to the financial statements included in this Form 10-Q.

In addition, during the course of its review of this Form 10-Q and the Predecessor's financial statements to be included herein, the Company's Disclosure Committee determined that the Predecessor's disclosure controls and procedures were not effective at September 30, 2004 to ensure that financial information related to such items was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. The Disclosure Committee reached this conclusion after the Company was apprised by its independent auditors of a number of adjustments to the Predecessor's financial statements for the three and nine months ended September 30, 2004 with respect to the accounting for (1) the reporting of allocated general and administrative expenses and (2) certain transactions associated with the Company's investment in CDO II. The Company's chief executive officer and chief financial officer have evaluated the Predecessor's disclosure controls and procedures at September 30, 2004, the end of the period covered by this Form 10-Q and, as a result of the material weakness identified in the Predecessor's internal controls over financial reporting and the issues that arose during the course of the review in December 2004 of the third quarter 2004 financial statements, have concluded that the Predecessor's disclosure controls and procedures at September 30, 2004 were not effective.

In December 2004, the Company has undertaken a number of initiatives to remedy the weakness discovered in the Predecessor's internal controls over financial reporting so that the Company's disclosure controls and procedures are effective in the future. In this regard, the Company has hired a chief accounting officer who has significant U.S. GAAP and SEC reporting experience, accelerated its search for additional accounting and financial reporting personnel, implemented policies to enhance communication between business unit and financial reporting personnel in order to ensure comprehensive review by management level business unit personnel of the recording of Company transactions, retained an outside accounting firm to review processes and procedures that the Company has adopted in connection with its financial reporting and to assist in the preparation and review of its financial reports and adopted a written policy for the accounting for CDO related transactions. The Company is also in the process of reviewing its reporting standards for third party service providers, including its CDO warehouse lender, with the objective of outlining clearer, more comprehensive periodic reporting standards. In addition, the Company will also provide for training of accounting and financial reporting personnel in the nature and type of transactions entered into by each business segment of the Company and the appropriate accounting related thereto. The Company will continue to evaluate the effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take corrective action and implement improvements as appropriate.

Except as noted above, there were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

729 7th Avenue Realty Corp. v. 729 Demi-Tasse LLC

On August 21, 2003, 729 7th Avenue Realty Corp., the net lessee of 729 Seventh Avenue and a subsidiary of National Restaurants Management Inc., filed an action against 729 Demi-Tasse LLC, the fee owner of 729 Seventh Avenue and one of our subsidiaries, in New York State Supreme Court, New York County to enforce certain rights it claims to have under its net lease with Demi-Tasse. 729 Seventh Avenue is one of the retail properties in the New York property portfolio in which we have a fee interest.

In its complaint, 729 7th Avenue Realty Corp. sought specific performance of its alleged right to require Demi-Tasse to provide a subordination, non-disturbance and attornment agreement, or an SNDA, to a proposed subtenant so that in the event the net lease is terminated, the proposed sublease would remain in effect. The plaintiff also sought a judgment in the amount of approximately $600,000 for damages 729 7th Avenue Realty Corp. allegedly suffered by reason of Demi-Tasse's refusal to provide the subtenant with SNDA protection.

Demi-Tasse has refused to grant SNDA protection to the subtenant on the grounds that the sublease is configured in such a way so as to extract the most economically desirable portion of the property for the subtenant, an affiliate of 729 7th Realty Corp., rendering the remaining space that would revert to Demi-Tasse upon a termination of the net lease unmarketable. Under the terms of the net lease, Demi-Tasse has no obligation to provide SNDA protection to a proposed sublease where, in Demi-Tasse's discretion, the remaining space would be rendered unmarketable.

On September 18, 2003, Demi-Tasse moved to dismiss the claim for $600,000 in damages on the grounds that the net lease prohibits the recovery of monetary damages that may result from Demi-Tasse's refusal to provide a proposed subtenant with SNDA protection. Demi-Tasse's time to answer the first cause of action was stayed until a decision was rendered on the motion. Demi-Tasse's motion to dismiss the claim for monetary damages was granted on March 29, 2004. Demi-Tasse intends to vigorously oppose 729 7th Realty Corp.'s claim that it has the right to obtain SNDA protection for its subtenant under the current circumstances.

If the claim for SNDA protection is successful, it would result in a total economic loss to us of up to approximately $700,000, including lost rent, leasing commissions and concessions in the first year following the litigation, in addition to the cost of any legal proceedings or negotiations, and up to approximately $650,000 to $850,000 in lost rent annually thereafter unless re-rented on the same terms. ALGM has established a collectibility reserve totaling $2,323,000 as of September 30, 2004 in its financial statements, related to straight-line (unbilled) rents receivable under this lease. However, this reserve may not be adequate to protect ALGM against any loss.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    None.

(b)    Pursuant to a registration statement that was declared effective on October 25, 2004 (File No. 333-114675), we registered (i) 20,000,000 shares of our common stock to be sold in an initial public offering through Friedman, Billings, Ramsey & Co., Inc, Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, and JMP Securities LLC, as managing underwriters, and (ii) up to an additional 3,000,000 shares of our common stock to be sold upon the exercise of the underwriters' over-allotment option. The offering price per share was $9.00. We issued 20,000,000 shares of our common stock upon the closing of our initial public offering on October 29, 2004. On November 19, 2004, the underwriters exercised their over-allotment option and we issued an additional 1,160,750 shares of common stock. 21,160,750 shares of common stock were sold before the termination of the offering. The aggregate offering price of our initial public offering was approximately $190.5 million. The underwriters received a discount of approximately $0.63 per share on 20,636,528 of the 21,160,750 shares issued in our initial public offering, for a total underwriting discount of $13.0 million. On October 29, 2004, we granted 50,000 shares of our common stock to Friedman, Billings, Ramsey & Co., Inc. as partial compensation for its services as an underwriter of our initial public offering. The issuance of these 50,000 shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

We have incurred offering expenses of approximately $7.3 million. The net offering proceeds of the offering to us, after deducting the underwriting discount and expenses were approximately $170.1 million. The net proceeds were used to pay NorthStar Partnership, L.P. $36.1 million, of which it used approximately $32 million to repay debt associated with our initial investments, repay $7.3 million of an approximately $17.4 million short-term loan payable which was secured by our interest in the unrated income notes of CDO II, purchase the 2.5% minority interest in ALGM for approximately $1.6 million, pay approximately $0.9 million in transfer taxes due in connection with the acquisition of membership interests in ALGM which owns fee and leasehold interests in eight commercial properties located in New York City, use $46 million to make investments in subordinate debt and posted approximately $51 million as collateral for temporary investments of $1.32 billion of primarily AAA-rated, short-term, floating rate securities.

(c)    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

ITEM 5.    OTHER INFORMATION

a)    None

b)    There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

Exhibit No.	Description
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))

Exhibit No.	Description
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))

Exhibit No.	Description
10.16	Master Repurchase Agreement, dated as of December 21, 2004 between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a)
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a)
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.

Date:    December 30, 2004

By: /s/ David T. Hamamoto Name: David T. Hamamoto Title: Chief Executive Officer
By: /s/ Mark E. Chertok Name: Mark E. Chertok Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.

Exhibit No.	Description
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Master Repurchase Agreement, dated as of December 21, 2004 between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a)
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a)
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code