Form 10-K
period 2004-12-31
NORTHSTAR REALTY
filed 2005-04-01
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-32330

NorthStar Realty Finance Corp.

(Exact name of registrant as specified in its charter)

Maryland	11-3707493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 Madison Avenue, 16th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 319-8801

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class

Common Stock, $0.01 par value

Name of each exchange on which registered

New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2004, was $0. As of March 31, 2005, the registrant had issued and outstanding 21,249,736 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ending December 31, 2004, is incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are based on certain assumptions. They discuss future expectations, describe future plans and strategies, contain projections of results of operations or financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically; adverse changes in the financing markets affecting our ability to finance our investments; changes in interest rates and interest rate spreads; the quality and size of our investment pipeline and the rate at which we can invest our cash available for investment; impairments in the value of the collateral underlying our investments; legislative or regulatory changes including but not limited to laws, regulations and policies governing the taxation of real estate investment trusts; completion of pending investments; the availability and cost of capital for future investments; the continued service of key management personnel; the effect of competition in the real estate finance industry; the ability to comply with corporate governance requirements, including the Sarbanes-Oxley Act of 2002 and related regulations and NYSE corporate governance rules; and other risks detailed from time to time in the periodic and other reports we file with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our management's views as of the date of this report. The factors noted above could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

PART I

ITEM 1.    BUSINESS

Overview

We are an internally-managed commercial real estate finance company. We make fixed income, structured finance and net lease investments in real estate assets. We were formed in October 2003 in order to continue and expand the subordinate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp., or NorthStar Capital. David T. Hamamoto, our chief executive officer, and W. Edward Scheetz, the non-executive chairman of our board of directors, have been co-chief executive officers of NorthStar Capital since its formation. Our management team has significant experience in acquiring, financing, operating and securitizing real estate investments at NorthStar Capital, as well as in previous positions, which we believe enables us to source investments effectively and make sound credit decisions.

We invest in those areas of commercial real estate finance that enable us to leverage our real estate investment expertise, utilize our broad capital markets knowledge, and capitalize on our ability to employ innovative financing structures. We are focused on the following three core businesses:

•	Subordinate Real Estate Debt: We acquire, originate and structure subordinate and other high-yielding debt investments secured by commercial and multi-family real estate properties.

•	Real Estate Securities: We create, manage and issue collateralized debt obligations, or CDOs backed by commercial real estate debt securities.

•	Net Lease Properties: We acquire properties that are primarily net leased to corporate tenants.

We believe that these businesses are complementary due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize securitization to finance assets and enhance returns. We allocate capital to these businesses in such a way as to diversify our credit risk and to optimize our returns.

Our Investment Strategy

Our primary objectives are to make real estate related investments that produce attractive risk-adjusted returns and generate predictable cash flow for distribution to our stockholders. Our strategy is to target sectors that combine characteristics of both real estate and fixed income investments. We believe we derive a competitive advantage from the combination of our real estate and capital markets expertise, which enables us to manage credit risk across all three business lines as well as to structure and finance our assets efficiently.

We believe our core businesses provide us with the following synergies that enhance our competitive position:

Sourcing Investments.    Commercial mortgage backed securities, or CMBS and subordinate real estate debt are often sourced from the same originators. In many cases, we can offer a single source of financing by purchasing or originating a rated senior interest for our securities portfolio and an unrated junior interest for our subordinate debt portfolio.

Credit Analysis.    By participating in subordinate debt and real estate securities business, we can utilize our underwriting resources more efficiently and enhance our ability to underwrite the securitized debt.

Financing.    Our securitization expertise in the CMBS and CDO markets can be applied to net lease investments and subordinate real estate debt, thereby leading to more efficient financing for these assets.

Capital Allocation.    Through our participation in these three businesses, we benefit from market information that enables us to make more informed decisions with regard to the relative valuation of financial assets and capital allocation.

Our Corporate History

We are organized to qualify as a real estate investment trust, or a REIT, for federal income tax purposes. We commenced operations upon the closing of our initial public offering in October 2004 and conduct substantially all of our operations and investing activities through our operating partnership, NorthStar Realty Finance Limited Partnership, and its wholly-owned subsidiaries. We serve as the general partner of our operating partnership, and own an approximately 79.4% partnership interest in our operating partnership.

Concurrently with the closing of our initial public offering, three subsidiaries of NorthStar Capital contributed their respective interests in NorthStar Capital's real estate securities, subordinate real estate debt and net lease properties businesses, or the initial investments, to our operating partnership and the persons employed in NorthStar's real estate securities and subordinate real estate debt businesses became our employees. In exchange for the contribution of the initial investments, the three contributing subsidiaries of NorthStar Capital received an aggregate of approximately 4.7 million units of limited partnership interest in our operating partnership, or operating partnership units, each of which may be redeemed for cash or, at our election, one share of our common stock beginning one year after the consummation of our initial public offering.

We also entered into a shared facilities and services agreement with NorthStar Capital pursuant to which NorthStar Capital provides us with office space at NorthStar Capital's corporate headquarters; accounting support and treasury functions; tax planning and REIT compliance advisory services; and other administrative services for an initial annual fee of approximately $1.57 million. We also entered into a non-competition agreement with NorthStar Capital and its operating partnership, NorthStar Partnership, L.P., pursuant to which NorthStar Capital and NorthStar Partnership each agreed not to engage in the subordinate real estate debt, real estate securities and net lease properties businesses, or make investments in or acquire entities engaged in these businesses for a period of three years following the consummation of our initial public offering.

Our Ownership Structure

The following chart illustrates our ownership structure:

(1)	Each of our executive officers and certain of our other employees and co-employees of us and NorthStar Capital own an aggregate of 798,582 LTIP units, either directly or through a limited liability company. These LTIP units, and the interests in the limited liability company to which certain of these LTIP units are issued, are a form of long-term equity-based compensation granted pursuant to our stock incentive plan and will vest as to one-twelfth of the total amount granted as of the end of each of the quarters ending on January 29, April 29, July 29 and October 29 of each year for the three-year vesting period of the grant.

(2)	Our operating partnership contributed each of the initial investments, other than the 83% equity interest in NS CDO Holdings I, LLC, the issuer of our first CDO, to NRFC Sub-REIT Corp., or our private REIT, in exchange for 100% of the common stock of our private REIT.

(3)	NorthStar Partnership currently owns 13.40% of the limited partnership interests of our operating partnership. Messrs. Hamamoto and Scheetz each own approximately 10.9% of the outstanding common stock of NorthStar Capital and 6.6% of the outstanding partnership interests in NorthStar Partnership which are redeemable for cash or, at NorthStar Capital's election, shares of common stock of NorthStar Capital. Assuming redemption of all outstanding partnership interests of NorthStar Partnership for shares of common stock of NorthStar Capital, each of Messrs. Hamamoto and Scheetz would own approximately 14.6% of the common stock of NorthStar Capital. Mr. Wasterlain our chief investment officer currently owns 0.80% of the limited partnership interests of our partnership. Unrelated investors currently own the remaining 3.4% of the limited partnership interests of the operating partnership.

(4)	NRFC Sub-REIT Corp. is organized to qualify as a REIT beginning with the taxable year ending December 31, 2004. We refer to NRFC Sub-REIT Corp. as our private REIT.

(5)	In order for our private REIT, to qualify as a REIT under the Internal Revenue Code for the taxable year ending December 31, 2004, it was required to have at least 100 stockholders by January 30, 2005. Accordingly, our private REIT issued 125 shares of preferred stock to approximately 125 outside investors for $1,000 per share on January 3, 2005.

Our Investments

Subordinate Real Estate Debt Investments

Overview

We acquire, originate and structure debt investments in income-producing commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. We seek to make subordinate real estate debt investments that offer the most attractive risk-adjusted returns and evaluate the risk based upon our underwriting criteria and the pricing of comparable investments.

NorthStar Capital commenced its business of investing in subordinate real estate debt in 2001 through NorthStar Funding LLC, a joint venture with a major institutional pension fund, or the NSF Venture. NorthStar Capital contributed its interests in the NSF Venture to our operating partnership upon consummation of our initial public offering. We will continue NorthStar Capital's strategy of sourcing investments through mortgage loan originators, such as the securitization operations of large commercial and investment banks, mortgage loan brokers, as well as directly from borrowers.

To date we have made investments in subordinate real estate debt through our subsidiary, NRFC DB Holdings LLC and through the NSF Venture and have used the net proceeds of our initial public offering to increase the number and range of transactions in which we invest.

Targeted Investments

Our investments typically have the following characteristics:

•	terms of 2 to 10 years and in some cases, such terms are inclusive of extension options;

•	collateral in the form of a first mortgage or a subordinate interest in a first mortgage on real property, a pledge of ownership interests in a real estate owning entity or a preferred equity investment in a real estate owning entity;

•	investments secured by income-producing commercial or multi-family properties;

•	investment amounts of $5 million to $50 million;

•	floating interest rates priced at a spread over LIBOR or fixed interest rate;

•	investments in which the borrower purchases an interest rate cap or other hedge to protect against interest rate volatility in the case of floating rate investments; and

•	an intercreditor agreement that outlines our rights relative to investors with more senior positions in the capital structure of the transaction and that typically provides us with a right to cure any defaults to the lender of those tranches senior to us and, under certain circumstances, to purchase senior tranches.

Underwriting Factors for Subordinate Real Estate Debt

We employ a standardized underwriting process that focuses on a number of factors, including:

•	fundamental real estate analysis of the underlying real estate collateral, including tenant rosters, lease terms and the asset's overall competitive position in its market;

•	market factors that may influence the economic performance of the collateral;

•	the operating expertise and financial strength of the sponsor or borrower;

•	the overall structure of the investment and the lenders' rights in the loan documentation;

•	real estate and leasing market conditions affecting the asset;

•	macroeconomic conditions that may influence operating performance;

•	the ability to liquidate an investment through a sale or refinancing of the collateral;

•	the cash flow coverage in place and projected to be in place over the term of the loan;

•	a valuation of the property and our investment basis relative to its value; and

•	review of third-party reports including appraisals, engineering and environmental reports.

We monitor property-level performance of the collateral underlying our subordinate debt investments. We regularly review updated information such as operating statements, rent rolls, major tenant lease signings, renewals, expirations and modifications; changes in property management and management fees; changes in operating expenses; borrower's and sponsor's financial condition; distributions from leasing reserves and capital accounts; real estate market conditions; sales of comparable and competitive properties; occupancy and asking rents at competitive properties; and financial performance of major tenants.

Our Investments in Subordinate Real Estate Debt

The following table describes the terms of the investments we have made through our subsidiary, NRFC DB Holdings LLC as of December 31, 2004.

Loan Name	Loan Type	Current Principal Amount (in thousands)	Debt Service Coverage Ratio(1)		Initial Maturity	Extension Options	Interest Rate Index and Spread	Interest Rate at 12/31/04
New York Office Building (2)	Junior Participation Interest in First Mortgage Loan	$24,000	2.31		8/9/2006	Three 1-year; 0.0125% fee for third extension	LIBOR plus 3.75%	6.17%
Hotel Portfolio	Mezzanine Loan	22,000	2.42		7/9/2006	Three 1-year; no fee	LIBOR plus 4.75%	7.17%
Florida Residential Condominium Conversion(3)	Junior Participation Interest in First Mortgage Loan	24,841		(4)	10/9/2006	One 1-year; 0.25% fee; 0.50% increase in spread	LIBOR plus 5.60%(5)	8.02%
		$70,841

(1)	Debt service coverage ratio is calculated by dividing property net operating income less leasing and capital costs by the sum of the principal and interest payments for all debt on the property through our loan exposure for the current year of the investment.

(2)	The seller of the investment paid a 1.00% fee to us.

(3)	The seller of the investment paid a 0.50% fee to us.

(4)	The borrower has escrowed an interest reserve to be used during conversion that is anticipated to cover approximately ten months of debt service on the loan.

(5)	The interest rate on this loan decreases to LIBOR plus 4.40% upon certain repayments of principal by the borrower.

As of December 31, 2004, all of these loans were current in payments and no event of default currently exists or has existed under the loan agreements relating to these investments. Each of these loans bears interest at a floating rate based on a spread above LIBOR. As of December 31, 2004, these loans had an average spread of 471 basis points over current LIBOR with an average estimated loan-to-value ratio of 67%. Two of these loans include a minimum level for LIBOR, ranging from 1.5% to 2.0%, for purposes of calculating the applicable interest rate. In addition, the borrowers have purchased interest rate caps to protect against increases in LIBOR above rates of 3.5% to 4.0%.

Financing

On December 21, 2004, NRFC DB Holdings entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, which we refer to as the DBAG facility.

On March 21, 2005, this facility was amended and restated to allow NRFC DB Holdings to borrow up to $300 million in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities. The additional capacity and flexibility under the restatement of the DBAG facility will allow us to accumulate sufficient collateral for a contemplated CDO offering, which we refer to as the subordinate real estate debt CDO, and to continue to finance other investments. If and when the subordinate real estate debt CDO closes, the availability under the DBAG facility will be reduced to $150 million. In the event the subordinate real estate debt CDO closing does not occur prior to September 17, 2005, the availability under the DBAG facility will remain at $300 million.

Under the terms of the DBAG facility, NRFC DB Holdings is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B− or higher rated commercial mortgage backed securities and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

The DBAG facility has an initial three-year term, which may be extended for one additional year, subject to certain conditions and the payment of an extension fee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources—DBAG Facility" for a description of such extension terms and fees and the advance amounts and rates for the financing of the acquisition of assets pursuant to the DBAG facility.

As of March 24, 2005, NRFC DB Holdings has borrowed approximately $132 million under this facility in order to finance the acquisition of approximately $198 million of subordinate real estate debt, CMBS and CDO securities. This amount bears interest at a rate equal to one-month LIBOR plus 1.00% per annum, which resets on a monthly basis.

NSF Venture

NorthStar Capital contributed its interests in the NSF Venture to our operating partnership upon consummation of our initial public offering. One of our subsidiaries, NorthStar Funding Managing Member LLC is the managing member and holder of 50% of the outstanding membership interests in NorthStar Funding Management LLC which is the managing member of the NSF Venture. NorthStar Funding Management LLC is responsible for the origination, underwriting and structuring of all investments made by the NSF Venture. Another of our subsidiaries, NorthStar Funding Investor Member LLC, owns a five percent equity interest in the NSF Venture and an institutional pension fund, or the NSF Venture investor, owns the remaining 95%.

We receive an advisory fee of 1% of contributed capital per annum as compensation for NorthStar Funding Management LLC's management of the NSF Venture's investments. We are also entitled to a profit participation equal to 10% of the profit after a minimum return on the NSF Venture's capital and a return of capital based upon the performance of the NSF Venture's investments.

While NorthStar Funding Management LLC is responsible for making investments on behalf of the NSF Venture, the NSF Venture investor has the right to approve all investments that NorthStar Funding Management LLC proposes to make on behalf of the NSF Venture. In addition, if we intend to make any investment of $5 million or greater through any of our subsidiaries, the terms of the NSF Venture require us to give the NSF Venture investor a right of first offer to make any such investment through the NSF Venture. The NSF Venture investor must exercise its right to accept the offer within 20 days of the offer.

To date, the NSF Venture has focused exclusively on loan investments in office and multi-family properties. At December 31, 2004 the NSF Venture holds approximately $107.8 million of subordinate real estate debt. The NSF Venture has $200 million of committed capital, of which $135.2 million has been invested through December 31, 2004. NorthStar Funding Investor Member LLC has invested 5% of the total capital, which has a book value of $5.4 million as of December 31, 2004, and the NSF

Venture investor funds the remaining investment of 95%. Our remaining unfunded commitment is $3.2 million and the NSF Venture investor's remaining unfunded commitment is $61.6 million, as of December 31, 2004.

The NSF Venture investor has acquired a senior participation or sub-participation interests in certain subordinate debt investments acquired by the NSF Venture. Through December 31, 2004, the NSF Venture investor has acquired approximately $142 million of senior participation interests in the NSF Venture investments, of which $128.1 million remain outstanding as of December 31, 2004. These interests are senior in priority to the interests held by the NSF Venture and therefore earn a lower return than do the interests held by the NSF Venture. We currently earn an investment advisory fee equal to 0.20% per annum on certain of these senior participation or sub-participation interests pursuant to advisory agreements.

The NSF Venture is required to comply with the requirements of the Employee Retirement Income Security Act of 1974, as amended, or ERISA and therefore, we have agreed to cooperate with the NSF Venture investor with respect to the management responsibility of the NSF Venture in order to comply with ERISA requirements.

The following table describes the terms of the investments in the NSF Venture portfolio as of December 31, 2004.

Loan Name	Loan Type	Principal Amount (in thousands)	Participations Sold(1) (in thousands)	NSF Venture Participation (in thousands)	Maturity (Extension Options)	Interest Rate	Interest Rate at 12/31/04
Chicago Office Building	Mezzanine Loan	$64,789	$40,000	$24,789	3/9/2006 (two 1-year extensions)	LIBOR plus 10.06%	12.46%
New York Office Building(2)	Mezzanine Loan	$70,000	$41,250	$28,750	1/9/2006 (three 1-year extensions)	LIBOR plus 10.68%	13.08%
Florida Office Property(3)	Mezzanine Loan	$24,300	$14,820	$9,285	8/11/05 (one 1-year extension)	LIBOR plus 10.34%	12.74%
New York Office Portfolio(3)	Junior Participation Interest in B Note of First Mortgage Loan	$56,000	$32,000	$24,000	1/9/2008 (three 1-year extensions)	LIBOR plus 9.42%	12.42%
Connecticut Office Building	Mezzanine Loan	$21,000	$—	$21,000	4/11/2014 (no extensions)	9.84%	9.84%
		$236,089	$128,070	$107,824

(1)	All participations have been sold to the NSF Venture investor.

(2)	This loan was repaid in full in March 2005.

(3)	This loan was repaid in full in February 2005.

As of December 31, 2004, all of these loans were current in payments and, to our knowledge; no event of default currently exists or has existed under the loan agreements relating to the NSF Venture's investments. Four of these loans bear interest at a floating rate based on a spread above LIBOR and the fifth loan has a fixed rate. As of December 31, 2004, each of the floating rate loans achieved an average spread of 1,008 basis points over current LIBOR and the average estimated loan-to-value ratio for all of the investments is 76%. Two of these loans include a minimum level for LIBOR, ranging from 1.5% to 3.0%, for purposes of calculating the applicable interest rate.

Real Estate Securities Investments

Overview

We create and manage portfolios of primarily investment grade commercial real estate securities, which we finance by issuing collateralized debt obligations, or CDOs. These securities include commercial mortgage-backed securities, or CMBS, fixed income securities issued by REITs and CDOs backed primarily by real estate securities. These securities are primarily investment grade and generally are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured. In addition to these securities, our CDOs may also include real estate whole loans or subordinate debt investments such as B-Notes and mezzanine loans. By financing these securities with long-term debt through the issuance of CDOs, we expect to generate attractive risk-adjusted equity returns and to match the term of our assets and liabilities.

CDOs are a securitization structure whereby multiple classes of debt are issued to finance a portfolio of securities. Cash flow from the portfolio of securities is used to repay the CDO liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of "AAA" through "BBB−" and therefore can be issued at yields that are lower than the average yield of the securities backing the CDO. On each CDO we issue, we intend to retain the equity and the junior CDO debt securities and earn a spread between the yield on our assets and the yield on the CDO debt we issue. The equity and the junior CDO debt securities that we intend to retain are the most junior securities in the CDO's capital structure and are unrated or rated below investment grade. We also earn ongoing management fees for our management of the CDO collateral. We leverage our real estate securities investments approximately 93% with the CDO debt we issue. In addition, we may also finance the junior CDO securities that we retain. The leverage level of our investment grade CDOs may vary depending on the composition of the portfolio and market conditions at the time of the issuance of each CDO. We may increase or decrease leverage on our CDOs upward or downward to improve returns or to manage credit risk. We may also use other capital markets techniques in addition to CDOs to finance our real estate securities portfolio.

Prior to a new CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO. During this period, we will direct the acquisition of securities under a warehouse facility from a bank that will be the lead manager of the CDO. In the warehouse arrangements we have utilized to date, the warehouse provider purchases the securities and holds them on its balance sheet. We contribute cash and other collateral which is held in escrow by the warehouse provider to back our commitment to purchase equity in the CDO and to cover our share of losses should securities need to be liquidated.

We expect to produce a stable income stream from our investments in real estate securities by carefully managing credit risk and interest rate risk. Securities are selected based on their long-term earnings potential and credit quality. Our primary objective is to derive earnings from interest income rather than trading gains. We use the real estate expertise of our management team to analyze the loans and properties backing these securities and to anticipate trends in the real estate markets.

NS Advisors LLC

One of our subsidiaries, NS Advisors LLC, manages the three investment grade CDOs that have been issued, as discussed below, and will manage our future investment grade CDOs. NS Advisors LLC earns 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual management fee. On March 10, 2005, we closed CDO III. A summary of the collateral and the capital structure at closing is also provided below.

CDO Issuances

    CDO I

In August 2003, NorthStar Capital completed its first investment grade CDO issuance through N-Star Real Estate CDO I Ltd., or CDO I. NS CDO Holdings I, LLC, acquired approximately 83% of the equity of CDO I, which has a liquidation preference of approximately $15.8 million, for $10 million. This equity interest has a residual interest in the net cash flow of CDO I and therefore bears the first risk of loss. Upon the consummation of our initial public offering, NorthStar Capital contributed its 100% equity interest in NS CDO I Holdings, LLC to our operating partnership.

The following table lists information related to the capital structure of the rated collateralized debt obligations and equity of CDO I as of December 31, 2004:

N-Star Real Estate CDO I Ltd.: Capital Structure
Class	Note Balance (in thousands)	Note Rate	Ratings (Moody's/Fitch/S&P)
A-1	$208,673	LIBOR + 0.42%	Aaa/AAA/AAA
A-2A	45,000	LIBOR + 0.95%	Aa2/AAA/AAA
A-2B	15,000	5.68%	Aa2/AAA/AAA
B-1	15,000	LIBOR + 1.675%	NR/A+/A
B-2	10,000	LIBOR + 1.80%	A3/A/A–
C-1A	5,000	LIBOR + 3.00%	Baa3/BBB+/BBB+
C-1B	5,000	7.696%	Baa3/BBB+/BBB+
C-2	24,000	7.009%	NR/BBB/BBB(1)
D-1A	10,000	LIBOR + 2.30%	NR/BB+/BB+
D-1B	4,000	7.009%	NR/BB+/BB+
Equity(1)	19,000	N/A	NR/NR/NR

(1)	NS CDO Holdings I, LLC owns approximately 83% of the equity of CDO I.

The following tables list the type and credit rating of the real estate securities in the CDO I portfolio as of December 31, 2004 which have been financed with the private offering of rated collateralized debt obligations and equity of CDO I:

N-Star Real Estate CDO I Ltd.: Assets by Type
Asset Type	Approximate Principal Balance (in thousands)	Percent of Total	Number of Investments
Fixed Rate CMBS	$211,322	58.6%	41
Floating Rate CMBS	16,041	4.4%	5
REIT Debt	115,520	32.0%	18
Real Estate CDOs	18,000	5.0%	3
Total	$360,883	100.0%	67

N-Star Real Estate CDO I Ltd.: Assets by Credit Rating
Rating	Approximate Principal Balance (in thousands)	Percent of Total	Number of Investments
AA+/Aa1/AA+	$4,750	1.32%	1
A/A2/A	4,478	1.24%	1
A−/A3/A−	8,911	2.47%	2
BBB+/Baa1/BBB+	23,084	6.40%	5
BBB/Baa2/BBB	75,566	20.93%	15
BBB−/Baa3/BBB−	146,647	40.64%	25
BB+/Ba1/BB+	68,997	19.12%	13
BB/Ba2/BB	28,450	7.88%	5
	$360,883	100.00%	67

As of December 31, 2004, there had been no losses on such securities, and none of such securities were delinquent.

    CDO II

In July 2004, NorthStar Capital completed its second investment grade CDO issuance through N-Star Real Estate CDO II Ltd., or CDO II. NS CDO Holdings II, LLC purchased $15.0 million principal amount of the BB-rated Class D Notes and $20 million face amount of the unrated Class E Subordinate Income Notes, each as described below, for $27.4 million. NS CDO Holdings II, LLC financed this purchase by a $17.4 million repurchase agreement with Citigroup Global Capital Markets Inc., or Citigroup, in July 2004, of which $7.3 million was repaid in full in November 2004. The Class D Notes and the Subordinate Class E Income Notes have a residual interest in the net cash flow of CDO II and therefore bear the first risk of loss. Upon consummation of our initial public offering, NorthStar Capital contributed its 100% equity interest in NS CDO II Holdings, LLC to our operating partnership.

The following table lists information related to the capital structure of the rated collateralized debt obligations and equity of CDO II as of December 31, 2004:

N-Star Real Estate CDO II Ltd.: Capital Structure
Class	Note Balance (in thousands)	Note Rate	Ratings (Moody's/ S&P/Fitch)
A-1	$233,137	LIBOR + 0.35%	Aaa/AAA/AAA
A-2A	42,000	LIBOR + 0.55%	NR/AAA/AAA
A-2B	15,000	5.55%	NR/AAA/AAA
B-1	12,000	LIBOR + 0.8%	A2/A/A
B-2	14,000	LIBOR + 1.05%	A3/A−/A−
C-1	24,000	LIBOR + 2.00%	Baa3/BBB+/BBB+
C-2A	6,000	LIBOR + 2.35%	NR/BBB/BBB
C-2B	16,000	6.591%	NR/BBB/BBB
D (1)	15,000	6.820%	NR/BB/BB
E – Subordinate Income Notes (1)		N/A

(1)	NS CDO Holdings II, LLC owns the Class D Notes and the Subordinate Class E Income Notes.

The following tables list the type and credit rating of the real estate securities in the CDO II portfolio as of December 31, 2004, which have been financed with the private offering of rated collateralized debt obligations and equity by CDO II:

N-Star Real Estate CDO II Ltd.: Assets by Type
Asset Type	Approximate Principal Balance (in thousands)	Percent of Total	Number of Investments
CMBS	$284,029	71.2%	66
REIT Debt	94,615	23.7%	19
Real Estate CDOs	20,388	5.1%	5
Total	$399,032	100.0%	90

N-Star Real Estate CDO II Ltd.: Assets by Credit Rating
Rating	Approximate Principal Balance (in thousands)	Percent of Total	Number of Investments
AAA/Aaa/AAA	$7,925	1.99%	1
AA/Aa2/AA	5,842	1.46%	2
A/A2/A	2,255	0.57%	1
A−/A3/A−	2,000	0.50%	1
BBB+/Baa1/BBB+	11,940	2.99%	3
BBB/Baa2/BBB	58,071	14.55%	13
BBB−/Baa3/BBB−	161,231	40.41%	37
BB+/Ba1/BB+	35,867	8.99%	8
BB/Ba2/BB	20,957	5.25%	4
BB−/Ba3/BB−	35,476	8.89%	7
B+/B1/B+	33,878	8.49%	8
B/B2/B	23,590	5.91%	5
	$399,032	100.00%	90

As of December 31, 2004, there had been no losses on such securities, and none of such securities were delinquent.

    CDO III

In September 2004, NS Advisors LLC entered into a warehouse arrangement with Citigroup whereby Citigroup agreed to purchase up to $400 million of CMBS and other real estate securities at our direction for future sale to the issuer of our third investment grade CDO issuance, or CDO III. As of December 31, 2004, approximately $226 million of the $400 million of real estate securities required to fully invest CDO III had been accumulated under this warehouse agreement.

In order to cover a portion of any losses or costs associated with the accumulation of securities under this warehouse agreement, Citigroup required us to pledge our approximately 83% equity interest in CDO I for acquisitions of securities up to $150 million and cash deposits of up to approximately $5.7 million for acquisitions of securities from $150 million to the maximum of $400 million. In October 2004, we pledged our approximately 83% equity interest in CDO I and, in November 2004, we pledged a $2.5 million cash deposit. In the aggregate, we pledged cash deposits of approximately $5.7 million to cover the accumulation of securities from $150 million to the maximum of $400 million. Our cash deposits and our equity interest in CDO I was available to cover all or a portion of any losses or costs associated with the accumulation of these securities, and entitled us to earn 50% of the net carry earned on the securities acquired pursuant to the warehouse agreement. Pursuant to the terms of the warehouse agreement, we also had the option to pledge additional cash collateral and earn 100% of the net carry on the securities being accumulated in the warehouse. We exercised this option in January 2005 by pledging an additional cash deposit of $15.0 million and withdrawing the pledge of our 83% equity interest in CDO I.

CDO III closed on March 10, 2005. Upon the closing, we purchased the $16.0 million principal amount of BB-rated Class D Notes for $14.1 million. We financed the acquisition of the Class D Notes with a $9.1 million advance from our DBAG facility described above. We also purchased the unrated Class E Subordinated Income Notes, with a face amount of $23.0 million, for $17.5 million by using a portion of the total cash deposits that we had pledged under the warehouse agreement.

The following table lists information related to the capital structure of the private offering of rated collateralized debt obligations and the equity of CDO III as of the closing on March 10, 2005:

N-Star Real Estate CDO III Ltd.: Capital Structure
Class	Note Balance (in thousands)	Note Rate	Ratings (Fitch/S&P)
A-1	$294,000	LIBOR + 0.28%	AAA/AAA
A-2A	15,000	LIBOR + 0.50%	AA/AA
A-2B	5,000	5.042%	AA/AA
B	17,000	LIBOR + 0.85%	A−/A−
C-1A	10,000	LIBOR + 1.25%	BBB+/BBB+
C-1B	6,000	5.804%	BBB+/BBB+
C-2A	12,000	LIBOR + 1.55%	BBB/BBB
C-2B	2,000	6.135%	BBB/BBB
D	16,000	6.458%	BB/BB
E – Subordinate Income Notes	23,000	N/A	NR

Types of Real Estate Securities Collateralizing our Investment Grade CDOs

The various types of securities backed by real estate assets that we invest in, including CMBS, fixed income securities issued by REITs and real estate CDOs, are described in more detail below.

Commercial Mortgage-Backed Securities.    Commercial mortgage-backed securities are backed by one or more loans secured by income-producing commercial and multifamily properties. These properties primarily consist of office buildings, retail properties, apartment buildings, industrial properties, health care properties and hotels. The properties are primarily located in the United States, although CMBS backed by properties located in Europe, Asia and other countries are a growing segment of the market. We have not yet invested in CMBS backed primarily by properties outside of the United States, but we may do so in the future. The loans are held in a trust that issues securities in the form of various classes of debt secured by the cash flows from the underlying loans. The securities issued by the trust have varying levels of priority in the allocation of cash flows from the pooled loans and are rated by one or more nationally recognized statistical rating agencies. These ratings reflect the risk characteristics of each class of CMBS and range from AAA to CCC. Any losses realized on defaulted loans are absorbed first by the most junior, lowest-rated bond classes. Typically, all principal received on the loans is allocated first to the most senior outstanding class of bonds and then to the next class in order of seniority. The majority of our long-term investments in CDO I, II and III have ratings ranging from A to BB and are in the middle of the capital structure.

The portfolios of our three CDO issuances include different types of CMBS, including:

Conduit CMBS:    Conduit CMBS are backed by large pools of loans secured by first mortgages on properties owned by separate borrowers. Typically, the pool includes over 100 loans and the largest five loans together account for less than 20% of the total pool balance. The loans are also diversified by property type and location. Most loans have initial maturities of ten years, bear a fixed interest rate, and are subject to prepayment penalties or a prohibition against prepayment.

Fusion CMBS:    Fusion CMBS are similar to conduit CMBS, but have a higher percentage of the pool concentrated in one or more large loans. These large loans often have characteristics consistent with investment-grade rated securities.

Large Loan CMBS:    Large loan CMBS are typically backed by up to 20 large loans secured by first mortgages on properties owned by separate borrowers. It is typical for these individual loans to each have credit characteristics consistent with investment-grade rated securities.

Credit Tenant Lease CMBS:    These CMBS are backed by a series of loans secured by single-tenant properties. Retail property is the most prevalent asset class securing these types of loans. However, office properties and non-traditional asset classes are not uncommon in credit tenant lease CMBS.

Single Borrower Portfolio CMBS:    These CMBS are backed by one or more cross-collateralized pools of assets owned by a single borrower. The borrowers for these types of transactions are typically of institutional quality and these securities are typically rated investment-grade.

Single Property CMBS:    This can be either an entire CMBS pool backed by a single property, or a tranche of a larger CMBS pool which is backed by a specific loan. The properties securing these loans are typically of very high quality.

Other Real Estate Securities.

REIT Fixed Income Securities:    REIT fixed income securities include both secured and unsecured debt issued by REITs. REITs own a variety of property types with a large number of companies focused on the office, retail, multifamily, industrial, healthcare and hotel sectors. In addition, several REITs focus on the ownership of self-storage properties and triple net lease properties. Certain REITs are more diversified in nature, owning properties across various asset classes. Both REIT secured and unsecured debt are typically rated by one or more nationally recognized statistical rating agencies. Currently, the majority of such notes issued by REITs are rated investment-grade. The majority of our long-term investments in REIT fixed income securities will be in REIT unsecured debt. We may also utilize credit derivatives, such as default swaps, to enhance returns or to manage our portfolio.

REIT unsecured debt is an unsecured general obligation of the issuing company and ranks equally with all existing and future unsecured and unsubordinated debt of the issuer. These notes typically pay a fixed interest rate semi-annually over their stated lives which typically range from 5 to 10 years.

Commercial Real Estate CDOs:    Commercial real estate collateralized debt obligations, or CRE CDOs, are debt obligations typically collateralized by a combination of CMBS and REIT unsecured debt. CRE CDOs may also include real estate whole loans and other asset-backed securities as part of their underlying collateral, although this is not as common. A CRE CDO is a special-purpose vehicle that finances the purchase of CMBS, REIT debt and other assets by issuing rated liabilities and equity in private securities offerings.

CMBS Re-REMICS:    These securities are backed by a discreet pool of CMBS securities. These transactions are similar to CDOs, but have no interest coverage or principal coverage tests and are not managed. These pools are tranched with any losses to the underlying CMBS securities first absorbed by the lowest-rated bond classes. Principal received is typically allocated to bond classes based on their level of seniority.

Financing Strategy for Real Estate Securities

As part of our financing strategy, we issue CDOs to finance discrete pools of real estate securities, matching the terms of our assets and liabilities. In a CDO, the cash flow received from a portfolio of securities is applied to repaying several classes of bonds. Principal and interest payments are made sequentially starting with the most senior class of bonds. Principal payments received from the securities in the underlying pool are passed through to the CDO bonds when received, thereby creating a close match between the maturities of the assets and the CDO bonds. CDOs provide low cost financing because the most senior bond classes are rated AAA by the rating agencies. Approximately 81%, 77% and 78% of the bonds issued by CDO I, CDO II and CDO III, respectively, were rated AAA by at least two rating agencies at the time of the initial issuance.

We may also utilize other securitization structures to provide long-term financing for our assets or we may issue CDOs that include subordinate debt or real estate debt secured by net lease properties.

Hedging Strategy for Real Estate Securities

We use hedging techniques such as interest rate swaps, interest rate caps, short sales of securities and mortgage derivatives to manage our real estate securities portfolio's interest rate risk and to preserve a steady income stream regardless of movements in interest rates. We hedge fixed rate assets that are funded with floating rate liabilities to mitigate the potential impact of rising interest rates. The floating rate portions of the issuances of debt securities by CDO I, II and III are each hedged with an interest rate swap for this purpose. Securities held by a bank pursuant to a warehouse agreement, which we participate in on a derivative basis, are hedged to mitigate the impact of interest rate fluctuations prior to the issuance of a CDO.

Underwriting Process for Real Estate Securities

Our underwriting process for real estate securities is focused on evaluating both the real estate risk of the underlying assets and the structural protections available to the particular class of securities in which we are investing. We believe that even when a security such as a CMBS or a REIT bond is backed by a diverse pool of properties, risk cannot be evaluated purely by statistical or quantitative means. Properties backing loans with identical debt service coverage ratios or loan-to-value ratios can have very different risk characteristics depending on their location, lease structure and physical condition. Our underwriting process seeks to identify those factors that may lead to an increase or decrease in credit quality over time.

Our underwriting process for the acquisition of real estate securities backed by a single loan or a small pool of large loans includes: (1) review of the rent roll and historical operating statements in order to evaluate the stability of the underlying property's cash flow; (2) utilization of our network of relationships with real estate investors and other professionals to identify market and sub-market trends in order to assess the property's competitive position within its market; and (3) evaluation of the loan's structural protections and intercreditor rights.

When evaluating a CMBS pool backed by large number of loans, we combine real estate analysis on individual loans with stress testing of the portfolio under various sets of default and loss assumptions. First, we identify a sample of loans in the pool which are subject to individual analysis. This sample typically includes the largest ten to fifteen loans in the pool, loans selected for risk characteristics such as low debt service coverage ratios, unusual property type or location in a weak market, and a random sample of small to medium sized loans in the pool. The loans in the sample are analyzed based on the available information, as well as any additional market or property level information that we are able to obtain. Each loan in the sample is assigned a risk rating, which affects the default assumptions for that loan in our stress test. A loan with the lowest risk rating is assumed to default and suffer a loss whereas loans with better risk ratings are assigned a lower probability of default. The stress tests we run allow us to determine whether the bond class in which we are investing would suffer a loss under the stressed assumptions. We invest only in securities in which we expect to recover our invested capital even if the underlying loans experience significant stress.

REIT securities are evaluated based on the quality, type and location of the property portfolio, the capital structure and financial ratios of the company, and management's track record, operating expertise and strategy. We also evaluate the REIT's debt covenants. Our investment decision is based on the REIT's ability to withstand financial stress, as well as more subjective criteria related to the quality of management and of the property portfolio.

Net Lease Investments

Overview

Our strategy is to invest primarily in office, industrial and retail properties that are net leased to corporate tenants. Net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance and operating expenses arising from the use of the leased property. We target properties within two subsectors of the net lease market: (1) properties leased to unrated or below investment-grade corporate tenants; and (2) investments with lease terms of less than 15 years.

We target these subsectors because they generally have one or more of the following characteristics: (1) established tenants with stable core businesses or market leaders in growing industries; (2) a purchase price no greater than replacement cost of the asset; (3) facilities that are an integral part of the tenant's operations; and (4) a property design and location that make it suitable and attractive for alternative tenants.

We believe that most investors are primarily focused on assets leased to investment-grade tenants under leases with terms of 15 years or longer. In our experience, there is a more limited universe of acquirers with the real estate and capital markets expertise necessary to underwrite net lease assets with valuations that are more closely linked to real estate fundamentals than to tenant credit. We believe that well-located, general purpose real estate with flexible design characteristics can maintain or increase in value when re-leasing opportunities arise. By leveraging our relationships and employing our combination of skills to identify and execute asset acquisitions in sectors of the net lease market where less liquidity exists, we expect to generate risk-adjusted returns superior to those arising from more traditional net lease investment strategies. We originate net lease property investments through sellers or intermediaries structuring sale leaseback transactions and our proprietary network of property owners, corporate tenants and tenant representative brokers.

New York Property Portfolio

Upon consummation of our initial public offering, NorthStar Capital contributed its 97.5% equity interest in ALGM I Owners LLC, or ALGM, and we purchased the remaining 2.5% managing equity interest in ALGM. ALGM owns a portfolio of retail and commercial properties located in New York City, or the New York property portfolio. The New York property portfolio is managed by Emmes Asset Management, an affiliate of NorthStar Capital, pursuant to an asset management agreement for a fee equal to 3.5% of gross collections from tenants of the properties subject to a maximum of $350,000 and a minimum of $300,000 per year, with certain provisions.

The New York portfolio consists of two net-leased fee properties in Times Square and six leasehold properties in midtown Manhattan, approximately 76% of which are used for retail space with the remainder primarily used as office space. This portfolio of well-located, general use properties was acquired at a substantial discount due to a loan default by the previous owner, the Riese Organization Inc., National Restaurants Management Inc. and their affiliates which we collectively refer to as NRMI. ALGM purchased the portfolio and proceeded to upgrade, reconfigure and reposition the assets, which at the time of purchase were leased to tenants at below market rents. The properties have since attracted new, higher-paying tenants, increasing the value of ALGM's interests in the properties. This process of turning around these undervalued properties is consistent with our overall net lease acquisition strategy we will pursue going forward.

The properties in the New York property portfolio have a total of 96,114 net rentable square feet that was 94.8% leased as of December 31, 2004. The eight assets, which vary in size from 4,200 square feet to 21,140 square feet, are currently cross-collateralized under a first mortgage loan. The New York property portfolio is encumbered by a $43 million first mortgage loan provided by Greenwich Capital Financial Products, Inc. that originally matured in January 2005. The loan was extended for one year and now matures in January 2006. The loan may be extended, at ALGM's option, for two additional one-year extension periods, subject to ALGM satisfying certain conditions provided for under the loan, including payment of a fee equal to 0.75% of the loan balance as a condition to exercising the second and third extension options. The mortgage loan carries a floating interest rate equal to 3.6% plus the greater of 30-day LIBOR or 2%. As of December 31, 2004, the principal amount was approximately $41 million. The mortgage also provides for a monthly amortization payment based upon an amortization schedule of 200 months and an assumed interest rate of 8.5%. Upon 30 days prior written notice, we may prepay all or any portion of the unpaid principal on any monthly payment date, provided that the prepayment is accompanied by the applicable premium and exit fee. Each property is further described below.

Fee Assets.    ALGM owns a fee simple interest in two properties with a combined total of 31,709 square feet.

729 Seventh Avenue.    729 Seventh Avenue, located in Times Square, is a retail condominium space that was built in 1915. This 17-story office building contains 164,000 square feet of office space. This retail condominium includes 8,094 square feet of prime space on the ground level, 8,283 square feet on the second floor and 3,241 square feet of retail space on the lower level. The condominium offers extensive street frontage of 200 feet on both Seventh Avenue and West 49th Street. A subsidiary of NRMI net leases 100% of the space at 729 Seventh Avenue. The lease agreement provides for an initial term of 25 years commencing on February 28, 1999 with an option for an additional 15 year term. The lease agreement further provides for annual contractual base rent of $2,250,000, subject to an annual increase of 2.5%. The annual rent for the period ending February 28,

2006 is $2,577,489. NRMI currently operates a Houlihan's restaurant at this location and has closed another restaurant, Tequilaville, for renovation. NRMI also subleases space to a delicatessen and an electronics store with the balance of the street level space occupied by various third party retailers. This property has been fully leased for four of the last five years. The average effective annual contractual base rent per square foot was $115.65, $118.54, $121.50, $124.54 and $127.65 for the years ending December 31, 2000, 2001, 2002, 2003 and 2004, respectively. Annual real estate taxes for 729 Seventh Avenue for the New York City fiscal year ended June 2005 are $594,465 ($11.431 per $100 of assessed value), all of which are paid directly to the City of New York by our tenant pursuant to the terms of the net lease. ALGM's tax basis, or book value, for 729 Seventh Avenue is approximately $13,957,000 at December 31, 2004 and the property is depreciated on a straight-line basis over 39 years.

1552 Broadway.    1552 Broadway, located in Times Square, is comprised of 12,091 square feet with approximately 3,000 square feet on the street level, 3,000 square feet on the second floor and 1,000 square feet in the basement, with the balance of the space on the third and fourth floors. The building offers approximately 40 feet of street frontage along Broadway and 80 feet of street frontage on West 46th Street. The building's facade is a designated New York City landmark because of its detailed sculptures relating to important Broadway theatre persona. The building is 100% leased to an affiliate of NRMI that operates a TGI Friday's restaurant in the building's retail space and subleases space to a gift shop. The lease agreement provides for an initial term of 25 years commencing on February 28, 1999 and an option for an additional 15 year term. The annual rent for the period ending February 2006 is $1,718,326 and is subject to an annual 2.5% increase. In addition, the building's street frontage on Duffy Square includes valuable signage rights which are leased to ClearChannel / Spectacolor for a period of ten years pursuant to an agreement that includes both base rent and percentage rent based upon performance. This property has been fully leased for each of the last four years. The average effective annual contractual base rent per square foot was $250.19, $256.44, $131.43, $134.71 and $138.08 for the years ending December 31, 2000, 2001, 2002, 2003 and 2004, respectively. Annual real estate taxes for 1552 Broadway for the New York City fiscal year ended June 2005 were $639,215 ($11.431 per $100 of assessed value). ALGM's tax basis, or book value, for 1552 Broadway is approximately $18,387,000 at December 31, 2004 and straight-line amortization is taken over a 39 year period.

Leasehold Assets.    The New York property portfolio includes leasehold interests in six portfolio properties, all of which contain a street-level retail component and some of which have additional commercial or retail space below ground or on upper floors. The leaseholds total 64,405 square feet. Four of the leaseholds are located in the Times Square and the Penn Station/Garment Center sub-markets, one, 991 Third Avenue, is located in Manhattan's East Side directly across from Bloomingdale's, and one, 987 Eighth Avenue, is located at the corner of 58th Street and Eighth Avenue across from the Time Warner building. Each of these sub-markets has experienced significant retail rental growth over the past several years, and we believe that this trend will continue.

The leaseholds are subleased to a variety of credit and national tenants operating businesses such as Duane Reade, Aerosoles, Payless Shoe Source and Sbarro, as well as local tenants that operate delicatessens, restaurants and other retail and commercial operations from their space. The leasehold space was 94.8% subleased as of December 31, 2004, with individual leasehold occupancies ranging from 78% to 100%. The remaining terms of the leaseholds range from one to 67 years, including extensions, with an average remaining lease term of approximately 18 years. A total of 57,105 square feet, or 89% of the leaseholds, have a remaining lease term of at least five years.

The following table sets forth information relating to the properties in the New York property portfolio as of December 31, 2004:

New York Property Portfolio: Property Information
Property Address	Square Feet	Ownership Interest	Leasehold Expiration Date	Major Tenants	Percent of Total Square Feet Leased		Lease Type	Lease/ Sublease Expiration Date
729 Seventh Avenue	19,618	Fee Simple	N/A	729 7th Realty Corp (d/b/a Houlihan's)	100.0%		Net	Feb. 2024
					100.0%

1552 Broadway	12,091	Fee Simple	N/A	1552-TGI Inc. (d/b/a TGI Fridays)	100.0%		Net	Feb. 2024
				Clear Channel / Spectacolor	N/A		License(1)	Apr. 2012
					100.0%

25-27 West 34th Street(2)	21,140	Leasehold	12/30/2009	Payless Shoes (d/b/a Parade of Shoes)	13.2%		Gross	Dec. 2009
				Sleepy's	14.2%		Gross	Dec. 2009
				Solstice	4.0%		Gross	Dec. 2009
				Su & Su	23.6%		Gross	Dec. 2009
				Orion Technology	21.3%		Gross	Dec. 2009
				AT&T Wireless	0.0	%(3)	Gross	Nov. 2009
					76.3%

36 West 34th Street	17,665	Leasehold	7/31/2015(4)	Aerosoles	12.2%		Gross	Jun. 2012
				Active Temporaries	17.7%		Gross	May 2014
				233-70 Restaurant Corp.	17.7%		Gross	Aug. 2014
				Montes Food	11.1%		Gross	Sep. 2013
				Mother's Work	10.8%		Gross	Jul. 2016
				Wicole Construction	10.8%		Gross	Apr. 2005
				TLP (d/b/a Curves)	10.8%		Gross	Jul. 2006
				Wolfe Doyle Advertising	8.9%		Gross	Jun. 2011
					100.0%

701 Seventh Avenue	7,500	Leasehold	12/30/2012	Sbarro, Inc.	100.0%		Modified Net(5)	Dec. 2012

987 Eighth Avenue	10,800	Leasehold	4/30/2008(6)	Duane Reade	100.0%		Gross	Jun. 2017

1372 Broadway	4,200	Leasehold	6/30/2006	Merel Foods	19.0%		Gross	Jun. 2006
				Leather Villa	14.3%		Gross	Dec. 2004
				1372 Photo Corp.	19.0%		Gross	Jun. 2006
				O-Dett Enterprises	47.7%		Gross	Jun. 2006
					100.0%

991 Third Avenue(2)	3,100	Leasehold	12/31/2005	NY Mattress Showcase (Dial-A- Mattress)	51.6%		Gross	Dec. 2005
				71000 Corp. (Dunkin Donuts)	9.7%		Gross	Dec. 2005
				Many News	12.9%		Gross	Dec. 2005
				59th Operating Corp. (d/b/a PAX Foods)	25.8%		Gross	Dec. 2005
					100.0%
Total Net Rentable Space	96,114
Unleasable Space	4,100
Total square feet	100,214

(1)	Tenant pays percentage rent and no taxes.

(2)	The master landlord of these properties is an entity in which NCIC has an indirect 18% beneficial interest.

(3)	Tenant leases space on the roof of the building for a cellular antenna.

(4)	The leasehold on 36 West 34th Street includes two 21-year extension options and one 15-year extension option. Upon extension, the leasehold would expire in 2072.

(5)	Tenant pays all real estate taxes and rent based on a percentage of tenant's sales.

(6)	The leasehold on 987 Eighth Avenue includes a 21-year extension option. Upon extension, the leasehold would expire in 2029.

(7)	In addition to the basic rent, percentage rent equal to 15% of all rent collected by ALGM is payable monthly.

Underwriting Process for Net Lease Investments

Our ability to maximize the risk-adjusted returns available from investing capital in net lease properties will depend, in part, on our ability to underwrite and monitor tenant credit and real estate market and property fundamentals. We believe a thorough investment analysis is important to assessing the particular merits, of a given investment.

We target investments in the net lease market that require particular focus on tenant credit and property-level fundamentals. We conduct detailed tenant credit analyses to assess, among other things, the potential for credit deterioration and lease default risk. This analysis is also employed to measure the adequacy of landlord protection mechanisms incorporated into the underlying lease.

Our underwriting process includes sub-market and property-level due diligence in order to understand downside investment risks, including quantifying the costs associated with tenant defaults and releasing scenarios. We model stress scenarios to understand the adequacy of important refinancing assumptions.

We incorporate the information obtained through the due diligence process into an investment memorandum, which includes base case and downside financial models to support the investment recommendations. Approval by our investment committee is required prior to funding any proposed investment.

Financing Strategy for our Net Lease Properties

We expect to finance the majority of our net lease investments at approximately 70% to 80% of the aggregate asset value of our net lease investments on a stabilized basis. The financing typically will be non-recourse. We will seek to match the term of the financing with the term of the lease where possible.

Net Lease Property Acquisition Subsequent to December 31, 2004

In November 2004, we entered into an agreement to purchase a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA, for $63.5 million. The properties are net leased to Washington Mutual Bank under leases that expire in June 2015. We made a cash deposit of $1.5 million upon the execution of this agreement. We closed this acquisition on January 14, 2005. We financed the acquisition with a $44 million first mortgage loan and a $13 million mezzanine loan which was funded by the warehouse provider under the warehouse agreement for CDO III. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. We paid the balance of the purchase price and closing costs in cash.

OUR POLICIES AND PROCEDURES

Our Investment, Credit and Monitoring Process

Our investment process combines intensive underwriting with a disciplined decision-making process. We apply fundamental real estate analysis to credit decisions in each of our business lines. Our real estate analysis is supplemented by financial modeling and stress testing to assess the performance of each specific investment under adverse conditions.

All investment opportunities are evaluated based on the impact on aggregate portfolio composition and aggregate exposure, real estate market and economic conditions affecting the underlying properties, stability of the underlying property, cash flow and ability to cover debt service and/or expenses, attractiveness compared to alternative investment opportunities, and ability to finance the asset with term funding and to minimize interest rate risk. If the investment is deemed to be appropriate, the specialists for the relevant business line proceed with asset-level analysis, documentation review and financial modeling. They are encouraged to seek input with respect to market information and pricing from their counterparts in other business lines.

The results of our analysis are summarized in a memorandum and provided to an investment committee. Our chief executive officer, Mr. Hamamoto, is the chairman of the investment committee. The chairman of our board of directors, Mr. Scheetz, our chief investment officer, Mr. Wasterlain, our chief financial officer, Mr. Chertok, our general counsel and secretary, Mr. McCready, and one of our executive vice presidents, Mr. Gilbert, are members of the investment committee. All members of the investment committee review prospective investments and may provide input into the investment decision. The specific approval level that is required depends upon the size and type of the investment being made. After an investment is made, it is monitored through our surveillance process. Our objective is to anticipate credit changes so that steps can be taken to protect our position or to liquidate investments prior to significant credit deterioration. Asset level performance information is updated regularly on our portfolio management system, which incorporates both proprietary and third party databases. Overall portfolio composition is monitored to manage exposure to particular markets, sectors or credits. Each business line produces a quarterly surveillance report that is reviewed by the investment committee. If necessary, the committee may meet more frequently to discuss emerging issues within the portfolio and authorize specific actions.

Investment Policies

Investment Objectives

Our investment objective is to make real estate investments that produce attractive risk-adjusted returns and predictable cash flow for distribution to our stockholders. We pursue our investment objectives primarily through the ownership by our operating partnership of interests in real estate-related assets. We currently intend to pursue diverse real estate investments that have the potential to generate favorable risk-adjusted returns, consistent with the maintenance of our status as a REIT for federal income tax purposes.

Investment Guidelines

Our board of directors has adopted general guidelines for our investments and borrowings to the effect that:

•	no investment shall be made which would cause us to fail to qualify as a REIT;

•	no investment shall be made which would cause us to be regulated as an investment company; and

•	no more than 20% of our equity, determined as of the date of such investment, shall be invested in any single real estate asset or security.

These investment guidelines may be changed by our board of directors without the approval of our stockholders.

Financing Policies

Our investment guidelines do not restrict the amount of indebtedness that we may incur. We intend to use leverage judiciously to enhance overall investment returns while maintaining appropriate levels of leverage relative to our asset base, the cost of financing and the structure of available financing. We finance assets such as rated CMBS, which are relatively secure and highly liquid, with higher levels of leverage than we use to finance higher leverage loans. We also seek, where possible, to match the terms and interest rates of a substantial part of our assets and liabilities to minimize the differential between overall asset and liability maturities. We intend to limit our funded recourse liabilities to an amount no greater than the sum of (i) the market value all investments securing such recourse liabilities, and (ii) our capital base, both measured as of the date of incurrence of such debt. For this purpose, our capital base is the sum of the market value of all our issued and outstanding common and preferred equity on a fully diluted basis, including without limitation all units of limited partnership interest in the operating partnership.

On a stabilized basis, we generally intend to finance approximately 50% to 75% of the aggregate value of our subordinate real estate debt assets, approximately 70% to 80% of the value of our net lease assets, and approximately 90% of the value of our real estate securities, excluding AA or higher rated securities held for short-term investment. We expect that, on a stabilized, basis our overall leverage will approximate 85% of the value of our assets. We anticipate, however, that the process of raising, temporarily investing, and deploying equity capital will give rise to short-term fluctuations in the levels of leverage within each of our business lines and on an overall basis. Our objectives in utilizing leverage are to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of their financing. For further information regarding our financing, see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations."

Our direct investments in subordinate real estate debt as well as the NSF Venture's investments typically have maturities of less than five years and may be financed with moderate levels of debt. Our direct investments in subordinate real estate debt investments are generally financed under our DBAG facility and are currently leveraged from 50% to 78%. The subordinate real estate debt investments held by the NSF Venture are not presently subject to any financing, but we may use leverage in the future.

The properties currently held by ALGM are financed with a floating rate loan. The ALGM properties currently produce stable cash flow after debt service. The impact of changes in interest rates are mitigated through the use of interest rate cap agreements. These contracts are entered into as part of our management of interest rate exposure and effectively limit the amount of interest rate risk on ALGM's outstanding indebtedness. We expect to make investments in net leased real estate properties that produce stable cash flow and finance such investments on a long-term basis. The debt securing these properties will be primarily non-recourse.

Hedging Policies

We use hedging transactions in order to protect the value of our real estate securities portfolio prior to the execution of long-term financing transactions such as the issuance of a CDO. We may also use hedging transactions to manage the risk of interest rate fluctuations with respect to liabilities. We may use interest rate swaps, interest rate caps, short sales of securities, options or other hedging instruments in order to implement our hedging strategy. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT 75% and 95% gross income requirements. To the extent, however, that we enter into a hedging contract to reduce interest rate risk or foreign currency risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract would be excluded income for purposes of calculating the REIT 95% gross income test if specified requirements are met, but would not be excluded and would not be qualifying income for purposes of calculating the REIT 75% gross income test.

Conflicts of Interest Policies

We have adopted certain policies that are designed to eliminate or minimize certain potential conflicts of interest. Our board of directors has established investment guidelines, and a majority of our independent directors has approved these investment guidelines. Pursuant to our policies, investments and borrowings (including co-investments) with NorthStar Capital and its affiliates must be approved by a majority of our independent directors. The independent directors will review transactions on a quarterly basis to ensure compliance with the investment guidelines. In such a review, the independent directors will rely primarily on information provided by our executive officers. For further information regarding these conflicts, see "Risk Factors — Risks Related to Our Company."

In addition, our board of directors is subject to a policy, in accordance with provisions of Maryland law, which are also designed to eliminate or minimize conflicts, including the requirement that all transactions in which directors or executive officers have a material conflicting interest to our interests be approved by a majority of our disinterested directors. However, there can be no assurance that these policies or provisions of law will always be successful in eliminating the influence of such conflicts and, if they are not successful, decisions could be made that might fail to reflect fully the interests of all stockholders.

Interested Director, Officer and Employee Transactions

We have adopted a policy that, unless such action is approved by a majority of the disinterested directors and is not otherwise prohibited by law, we will not:

•	acquire from or sell to any of our directors, officers or employees, or any entity in which one of our directors, officers or employees has an economic interest of more than five percent or a controlling interest, or acquire from or sell to any affiliate of any of the foregoing, any of our assets or other property;

•	make any loan to or borrow from any of the foregoing persons; or

•	engage in any other transaction with any of the foregoing persons.

Notwithstanding the foregoing, we will not make loans to any such persons if such loans are prohibited by law.

However, our board of directors will exempt any business combinations between us and NorthStar Capital or any of its affiliates and any business combinations between us and any person from the five-year prohibition and the super-majority vote requirements imposed by Maryland law, provided that any such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). In addition, our bylaws do not prohibit any of our directors, officers, employees or agents, in his personal capacity or in a capacity as an affiliate, employee or agent of any other person, or otherwise, from having business interests and engaging in business activities similar to or in addition to or in competition with those of or relating to us.

Pursuant to Maryland law, a contract or other transaction between a company and a director or between us and any other corporation or other entity in which a director serves as a director or has a material financial interest is not void or voidable solely on the grounds of such common directorship or interest, the presence of such director at the meeting at which the contract or transaction is authorized, approved or ratified or the counting of the director's vote in favor thereof if (1) the material facts relating to the common directorship or interest and as to the transaction are disclosed to the board of directors or a committee of the board, and the board or committee in good faith authorizes the transaction or contract by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum, (2) the material facts relating to the common directorship or interest of the transaction are disclosed to the stockholders entitled to vote thereon, and the transaction is approved in good faith by vote of the stockholders, or (3) the transaction or contract is fair and reasonable to us at the time it is authorized, ratified or approved.

Policies With Respect To Other Activities

We have the authority to offer common stock, preferred stock or options to purchase stock in exchange for property and to repurchase or otherwise acquire our common stock or other securities in the open market or otherwise, and we may engage in such activities in the future. We expect, but are not obligated, to issue shares of common stock to holders of operating partnership units in the operating partnership upon exercise of their redemption rights. We may issue preferred stock from time to time, in one or more series, as authorized by the board of directors without the need for stockholder approval. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers other than the operating partnership and do not intend to do so. We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control over such issuers. At all times, we intend to make investments in such a manner as to qualify as a REIT, unless because of circumstances or changes in the Internal Revenue Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT. Except as described in this report, we have not made any loans to third parties, although we may in the future make loans to third parties, including, without limitation, to joint ventures in which we participate. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act. We also intend to furnish our stockholders with annual reports containing consolidated financial statements audited by our independent certified public accountants and with quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year. Our policies with respect to such activities may be reviewed and modified or amended from time to time by our board of directors without a vote of the stockholders.

Regulatory Aspects of Our Investment Strategy

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are U.S. government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, this means that the securities issued by our subsidiaries that rely on the exception from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

A majority of our subsidiaries rely on exceptions and exemptions from the Investment Company Act. These exceptions and exemptions limit the types of assets these subsidiaries may purchase. For instance, CDO II and CDO III rely on the exemption from the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invests in net lease properties relies on the exception from the definition of "investment company" provided by Sections 3(c)(6) and 3(c)(5)(C) of the Investment Company Act, which except companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. These exceptions limit the ability of these entities to invest in many types of real estate related assets and their holding companies. We believe our operating partnership and private REIT are not investment companies because they satisfy the 40% test of Section 3(a)(1)(C). We must monitor their holdings to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. Our subsidiaries that engage in operating businesses are not subject to the Investment Company Act.

If the combined value of the investment securities issued by our subsidiaries that rely on the exception provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of our total assets on an unconsolidated basis, we may be deemed to be an investment company. If our subsidiaries fail to maintain their exceptions or exemptions from the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Government Regulations

Many laws and governmental regulations are applicable to our investments and changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.

Americans with Disabilities Act

Under the American with Disabilities Act, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that such costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at such property. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances may adversely affect our ability to rent or sell the property or to borrow using such property as collateral and may expose us to liability resulting from any release of or exposure to such substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property.

We believe that each of our properties is in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. Neither we nor NorthStar Capital has been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of these properties. We are not aware of any environmental liabilities relating to our properties that would have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liability. However, it is possible that there are material environmental liabilities of which we are unaware. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of the properties will not be affected by tenants, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to us. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds our budgets for such items, our ability to make expected distributions to stockholders could be adversely affected.

Other Regulations

The properties to be contributed to us are also subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that the properties are currently in material compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition. Except as described in this report, we are not aware of any other laws or regulations that have a material effect on our operations, other than state and local laws affecting the development and operation of real property, such as zoning laws.

Competition

We are subject to significant competition in seeking real estate investments. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, governmental bodies and other entities. In addition, there are other REITs with asset acquisition objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Employees

As of March 31, 2005, we have 13 full-time employees and three co-employees. In addition, certain employees of NorthStar Capital provide services to us through the shared facilities and services agreement.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating/corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our manager.

Our internet address is www.nrfc.com. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our website also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of the audit committee, nominating/corporate governance committee and compensation committee of our board of directors.

RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following factors in evaluating our company, our investments and our business. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. In connection with the forward-looking statements that appear in this prospectus, you should also carefully review the cautionary statement referred to under "Cautionary Statement Regarding Forward-Looking Statements."

Risks Related to Our Investments

The subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans we invest in may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our subordinate notes, which may result in losses to us.

We invest in subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans. These investments are subordinate to first mortgages on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate notes. Because each transaction is privately negotiated, subordinate mortgage notes can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate debt that we intend to invest in may not give us the right to demand foreclosure as a subordinate real estate debtholder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

We invest in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. We may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.

We invest in a variety of subordinate mortgage-backed securities and sometimes hold a "first loss" subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase.

Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the lien on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to such "first loss" securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the "first loss" securities may also be reduced by payments of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.

Our investments in REIT securities are subject to risks relating to the particular REIT issuer of the securities and to the general risks of investing in senior unsecured real estate securities, which may result in losses to us.

In addition to general economic and market risks, our investments in REIT securities involve special risks relating to the particular REIT issuer of the securities, including the financial condition and business outlook of the issuer. REITs generally are required to substantially invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments.

Our investments in REIT securities and other senior unsecured debt are also subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including:

•	risks of delinquency and foreclosure;

•	the dependence upon the successful operation of and net income from real property;

•	risks generally related to interests in real property; and

•	risks that may be presented by the type and use of a particular commercial property.

REIT securities are generally unsecured and may also be subordinate to other obligations of the issuer. We may also invest in REIT securities that are rated below investment-grade. As a result, investments in REIT securities are also subject to risks of:

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the REIT;

•	the operation of mandatory sinking fund or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the REIT may be insufficient to meet its debt service and distribution obligations; and

•	the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturns.

These risks may adversely affect the value of outstanding REIT securities and the ability of the issuers thereof to repay principal and interest or make distributions.

The mortgage loans we invest in and the mortgage loans underlying the mortgage-backed securities we invest in are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by an income-producing property is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in laws that increase operating expense or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses; and

•	terrorism.

Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

We are subject to significant competition, and we may not be able to compete successfully for investments.

We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly traded REITs, private REITs, investment banking firms, private institutional funds and private opportunity funds. We may not be able to compete successfully for investments.

Many of our investments are illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.

Our investments are relatively illiquid and, therefore, our ability to sell and purchase properties, securities and debt promptly in response to a change in economic or other conditions will be limited. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of properties, even if a disposition were in the best interests of our stockholders. In addition, a majority of the mortgage-backed securities, REIT securities and subordinate debt that we purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in compliance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may not be able to acquire eligible securities for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our real estate securities investments or to liquidate assets.

We acquire real estate securities and finance them on a long-term basis through the issuance of CDOs. Prior to a new CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO, known as the warehouse accumulation period. During this period, we direct the acquisition of securities under a warehouse facility from a bank that will be the lead manager of the CDO. The warehouse provider then purchases the securities and holds them on its balance sheet. We contribute cash and other collateral which is held in escrow by the warehouse provider to back our commitment to purchase equity in the CDO and to cover our share of losses should securities need to be liquidated. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

Our future CDOs will be collateralized with real estate securities that are similar to those collateralizing our three existing CDO issuances, and any adverse market trends that affect these types of real estate securities are likely to adversely affect our CDOs in general.

The first three CDO issuances are collateralized by fixed and floating rate CMBS, REIT debt and real estate CDOs, and we expect that our future issuances will be backed by similar securities. Any adverse market trends that affect the value of these types of securities will adversely impact the value of our interests in our CDOs. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of CMBS issued in a particular year, or changes in federal income tax laws that could affect the performance of debt issued by REITs.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and the uncertainty of foreign laws and markets, which may adversely impact our returns on non-dollar denominated investments.

We may purchase CMBS denominated in foreign currencies. We expect that our exposure, if any, would be principally to the British pound and the euro. A change in foreign currency exchange rates may adversely impact returns on our non-dollar denominated investments. We may hedge our foreign currency risk, subject to the REIT income qualification tests. However, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

We have no established investment criteria limiting the minimum credit quality of our net leases, mortgage loans or securities investments, and we may make investments in assets with lower credit quality than our initial investments, which will increase our risk of losses.

We may invest in unrated securities, enter into net leases with unrated tenants or participate in unrated or distressed mortgage loans. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of obligors of net leases and mortgages, including mortgages underlying mortgage-backed securities, to make rent or principal and interest payments may be impaired. If this were to occur, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments and securities. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments.

We have no established investment criteria limiting the geographic concentration of our investments in subordinate debt, real estate securities or net lease properties. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Certain loans and securities in which we invest may be secured by a single property or properties in one geographic location. We hold fee or leasehold interests in a portfolio of retail and commercial properties located in New York City. Net lease properties that we may acquire may also be located in New York City or may otherwise be located in a geographic cluster. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral.

Our rights to the collateral underlying securities in which we invest may be unenforceable.

Loans underlying the securities in which we invest are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral. If this were to happen with respect to material assets or groups of assets serving as collateral for the securities in which we invest, we could be adversely affected.

Interest rate fluctuations may reduce the spread we earn on our interest-earning investments and may reduce our net income.

Our primary interest rate exposures relate to our subordinate real estate debt investments, real estate securities and AAA-rated short-term, floating rate commercial and residential mortgage- backed securities in which we temporarily invested the majority of the net proceeds of our initial public offering. Changes in interest rates may result in a reduction in our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur to finance these investments.

Over 80% of the subordinate debt portfolio within the NSF Venture has interest rate floors ranging from 1.5% to 3%. Therefore, decreases in LIBOR from the rate of 2.39% in effect at December 31, 2004 would have an immaterial effect on our earnings. Our first two CDO issuances are hedged with interest rate swaps to minimize the mismatch between fixed rate assets and floating rate liabilities. An increase in LIBOR of 100 basis points and 200 basis points over the December 31, 2004 LIBOR rate would have decreased net income, on an annualized basis, by $34,000 and $67,000, respectively on CDO I. There would be no effect on net income for CDO II.

A 1% increase and a 2% increase in LIBOR would have increased our net investment income on our temporary investments in AAA-rated, short-term, floating rate commercial and residential mortgage-backed securities, for the period that we held these securities for trading, by $38,000 and $76,000, respectively. A 1% decrease and a 2% decrease in LIBOR would have decreased our net investment income on these securities, for the period that we held these securities for trading, by $38,000 and $76,000, respectively.

Our investments in real estate securities, subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans are subject to changes in credit spreads and if spreads widen, the value of our loan and securities portfolios would decline.

Our investments in real estate securities are subject to changes in credit spreads. The value of these securities is dependent upon the yield demanded on these securities by the market based on the underlying credit. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these real estate securities, resulting in the use of a higher, or "wider," spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Such changes in the market value of our portfolio may adversely affect our net equity or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

The value of our investments in subordinate mortgage loans, mezzanine loans and participation interests in mortgage and mezzanine loans are also subject to changes in credit spreads. The majority of the loans we invest in are floating rate loans valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit. The value of our portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate. Any credit or spread losses incurred with respect to our loan portfolio would affect us in the same way as similar losses on our real estate securities portfolio as described above.

Our hedging transactions may limit our gains or result in losses.

To limit the effects of changes in interest rates on our operations, we employ a hedging strategy, including engaging in interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of derivatives to hedge our assets and liabilities carries certain risks, including the risks that:

•	losses on a hedge position will reduce the cash available for distribution to stockholders;

•	losses may exceed the amount invested in such instruments;

•	a hedge may not perform its intended use of offsetting losses on an investment; and

•	the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position.

Our board of directors adopted a general policy with respect to the use of derivatives which generally allows us to use derivatives where appropriate, but will not set forth specific policies and procedures. Our results of operations may be adversely affected during any period as a result of the use of derivatives. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, we may conduct some or all of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation.

Prepayment rates can increase, adversely affecting yields on our investments.

The value of our assets may be affected by prepayment rates on mortgage loans underlying the securities in which we intend to invest. Prepayment rates on mortgage loans are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on mortgage loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

Investments in net lease properties may generate losses.

The value of our investments and the income from our investments in net lease properties may be significantly adversely affected by a number of factors, including:

•	national, state and local economic climates;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;

•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

•	competition from comparable properties;

•	the occupancy rate of our properties;

•	the ability to collect on a timely basis all rent from tenants;

•	the effects of any bankruptcies or insolvencies of major tenants;

•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage funding;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	cost of compliance with the American with Disabilities Act of 1990; adverse changes in governmental rules and fiscal policies;

•	civil unrest;

•	acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

•	acts of terrorism or war;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.

We may not be able to relet or renew leases at the properties held by us on terms favorable to us.

We are subject to the risks that upon expiration of leases for space located at our properties the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we may be required to reduce or eliminate distributions to our stockholders.

We are subject to significant credit risk from a tenant of certain properties in the New York property portfolio, and if this tenant experiences financial difficulties or defaults on or terminates its leases with us, our revenues from this portfolio would significantly decline.

Approximately 12% of our total revenue and non-operating income for period October 29, 2004 through December 31, 2004 was derived from leases with NRMI. Leases with NRMI comprise approximately 35% of the leased and subleased square footage of the New York property portfolio. If NRMI suffers a significant decline in its revenues, declares bankruptcy or its financial condition or results of operations is otherwise adversely impacted, it may default on or terminate its leases with us, which would reduce our revenues until we are able to find replacement tenants.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our net lease property portfolio.

Lease defaults or terminations by one or more of our significant tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this were to occur, it could adversely affect our results of operations.

If the litigation related to 729 Seventh Avenue, one of the fee properties in the New York property portfolio, is successful, we would suffer a loss against which we may not have adequate reserves.

On August 21, 2003, the net lessee of 729 Seventh Avenue, one of the fee properties in the New York property portfolio, filed an action in New York State Supreme Court against the fee owner of 729 Seventh Avenue to enforce certain rights it claims to have under its net lease. We have acquired NorthStar Capital's equity interest in the fee owner in conjunction with the contribution of the initial investments and hold an indirect fee interest in and assume the role of landlord of this property. In its complaint, 729 7th Realty Corp., a subsidiary of NRMI, seeks specific performance of its alleged right to require the fee owner to provide a subordination, non-disturbance and attornment agreement, or an SNDA, to a proposed subtenant so that in the event the net lease is terminated, the proposed sublease would remain in effect. The plaintiff also sought a judgment in the amount of approximately $600,000 for damages that 729 7th Realty Corp. allegedly suffered by reason of the fee owner's refusal to provide the subtenant with SNDA protection. The fee owner moved to dismiss the plaintiff's claim for monetary damages and that motion was granted on March 29, 2004.

If the claim for SNDA protection is successful, it could result in a total economic loss to us of up to approximately $700,000, including lost rent, leasing commissions and concessions in the first year following the litigation, in addition to the cost of any legal proceedings or negotiations, and up to approximately $650,000 to $850,000 in lost rent annually thereafter unless re-rented on the same terms. We have established a collectibility reserve totaling $2,379,000 as of December 31, 2004 related to straight-line (unbilled) rents receivable under this lease. However, this reserve may not be adequate to protect us against any loss.

Environmental compliance costs and liabilities associated with our properties or our real estate related investments may materially impair the value of our investments.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous substances released at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. We may experience environmental liability arising from conditions not known to us.

We may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. There are substantial risks associated with such an investment. We have only limited experience in investing in real estate with environmental liabilities.

Our insurance on our real estate may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from and the asset value of the affected property.

As a result of the events of September 11, 2001, insurance companies are limiting and charging significant premiums to cover acts of terrorism in insurance policies. As a result, we may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties, which may increase the cost of obtaining the required insurance.

We may change our investment strategy without stockholder consent and make riskier investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this prospectus. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

Our portfolio is leveraged, which may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio through borrowings, generally through the use of bank credit facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CDOs, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lender's estimate of the stability of the portfolio's cash flow. However, we do not restrict the amount of indebtedness that we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired.

We are subject to risks associated with debt financing, including the risk that the cash provided by our operating activities will be insufficient to meet required payments of principal and interest, the risk of rising interest rates on our floating rate debt that is not hedged, the risk that we will not be able to repay or refinance existing indebtedness (which generally will not have been fully amortized at maturity) or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. In the event we are unable to secure refinancing of such indebtedness on acceptable terms, we may be forced to dispose of some of our properties or other of our assets upon disadvantageous terms, which might result in losses to us, or to obtain financing at unfavorable terms, either of which may reduce the cash flow available to meet our debt service obligations or for distribution to our stockholders. In addition, if a property or properties are mortgaged to secure payment of indebtedness and we are unable to meet required mortgage payments, the mortgage securing the property could be foreclosed upon by, or the property could be otherwise transferred to, the mortgagee with a consequent loss of asset value and income to us and our stockholders.

Risks Related to Our Company

We have a limited independent operating history from NorthStar Capital and may not operate successfully as a separate business.

We commenced operations upon the closing of our initial public offering in October 2004 and the simultaneous contribution by certain subsidiaries of NorthStar Capital of the initial investments to our operating partnership. Prior to that time, we had no investments and did not operate as a separate company. NorthStar Capital has no obligation to provide assistance to us other than the facilities and services provided pursuant to the shared facilities and services agreement. The cost of these facilities and services, as well as the additional costs and expenses associated with the management of a public company, will increase our operating costs and may adversely affect our net income. In addition, the separation of our business lines from NorthStar Capital may also result in some inefficiencies to these business operations, as well as our organization and personnel structure. We may not operate successfully as a separate business.

We depend upon NorthStar Capital to provide us with various services and if our shared facilities and services agreement with Northstar Capital is terminated, we may not be able to timely replace these services on terms favorable to us.

Under the shared facilities and services agreement, NorthStar Capital has agreed to provide us with office space and common facilities at NorthStar Capital's corporate headquarters and various services, including accounting and treasury functions, tax planning and REIT compliance advisory services. We rely on NorthStar Capital to provide these facilities and services. We have no in-house capability to handle these services independent of NorthStar Capital. If the shared facilities and services agreement is terminated, we will have to obtain such services on our own. We may not be able to replace these services in a timely manner or on terms, including cost, that are as favorable as those we received from NorthStar Capital. The agreement with NorthStar Capital was negotiated in the context of our formation and is not the result of arm's length negotiations between independent parties. For more information about these arrangements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions—Shared Facilities and Services Agreement."

Our ability to operate our business successfully would be harmed if key personnel with long-standing business relationships terminate their employment with us.

Our future success depends, to a significant extent, upon the continued services of our key personnel, including Messrs. Hamamoto, Wasterlain and Chertok, our chief executive officer, chief investment officer and chief financial officer, respectively. In particular, the extent and nature of the experience of our senior executive officers and nature of the relationships they have developed with real estate developers and financial institutions are critical to the success of our business. Our three senior executives have significant real estate investment experience. We cannot assure you of their continued employment with us. The loss of services of one or more of our senior executive officers could harm our business and our prospects.

Based on the facts and information currently available, our management does not estimate that we will meet the hurdle of 12.5% return on invested capital during two one-year performance periods beginning October 1, 2005 and 2006 under the long-term incentive bonus program, and therefore we do not currently expect to issue any awards under the long-term incentive bonus program. If we do not meet the return hurdles that our compensation committee established under the long-term incentive bonus program for the two-year period beginning October 1, 2005, we will not grant any awards under this program to members of our management, other of our employees or employees of NorthStar Capital who provide services to us. As a result, we may be unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.

Our management does not have experience operating a publicly-owned REIT.

We commence operations upon consummation of our initial public offering in October 2004. Our management does not have experience operating a publicly-owned REIT. Given our recent organization and our management's experience, you will be unable to fully evaluate our management's public company and REIT operational abilities.

We did not obtain any independent third-party valuations or appraisals of the initial investments contributed to us by subsidiaries of NorthStar Capital. Therefore, the terms of the contribution of these investments may not be as favorable to us had we acquired them from unaffiliated parties.

Our initial investments were contributed to our operating partnership by entities that are directly or indirectly controlled by NorthStar Capital for approximately 4.71 million operating partnership units, valued at approximately $42.4 million, and approximately $36.1 million in cash. At the time of the approval of the contribution of the initial investments, NorthStar Partnership was our sole stockholder. In addition, each of Messrs. Hamamoto and Scheetz, our chief executive officer and chairman of our board of directors, respectively, are directors and own 14.6% of the outstanding common stock of NorthStar Capital on a fully-diluted basis. Due to the potential for conflicts of interest as a result of these relationships, the terms of the contribution may not be as favorable to us as they would have been if we had acquired the initial investments from unaffiliated parties. In addition, we did not receive any independent third-party appraisals, valuations or fairness opinions in connection with the contribution of the initial investments, and the consideration paid for them may be more than their fair market value.

In connection with the determination of consideration to be paid for each of the initial investments, the total number of operating partnership units was fixed. Accordingly, the ultimate value of the consideration we delivered in exchange for the initial investments was based on the initial public offering price of our common stock. The initial public offering price of our common stock was determined in consultation with the underwriters of the offering. Prevailing market conditions, our capital structure, the value and historical performance of the initial investments, the market capitalization and valuation of other publicly traded companies considered by us and the underwriters to be comparable to us and estimates of our business potential and earning prospects were among the factors considered in the determination of the initial public offering price of our common stock. The initial public offering price does not necessarily bear any relationship to our book value or the fair market value of the initial investments. As a result, the consideration we exchanged for the contribution of the initial investments may later be determined to have exceeded the fair market value of the initial investments.

We are subject to potential conflicts of interest in our relationship with our management relating to the time such individuals may devote to other matters for NorthStar Capital, and with NorthStar Capital, and our conflict of interest policies may not successfully eliminate the influence of such conflicts.

Messrs. Scheetz and Hamamoto, the chairman of our board of directors and our chief executive officer, respectively, also serve as co-chief executive officers of NorthStar Capital. Mr. McCready, who is our general counsel and secretary, also serves as chief operating officer and secretary of NorthStar Capital. Mr. Hamamoto devotes not less than the majority of his time and efforts to managing our affairs. However, he also devotes such time as is necessary to the management of NorthStar Capital's business operations, and he may engage in other business ventures. There may be times when NorthStar Capital is engaged in a particular transaction or development that requires additional time and effort on the part of Mr. Hamamoto. As a result, Mr. Hamamoto may be subject to conflicts in prioritizing his time and efforts. Mr. Scheetz is a non-executive chairman, and the majority of his time and efforts are focused on NorthStar Capital. Initially, Mr. McCready devotes the majority of his time and efforts to the business of NorthStar Capital.

In addition, pursuant to our shared facilities and services agreement with NorthStar Capital, certain employees of NorthStar Capital are co-employed by NorthStar Capital and by us for the duration of that agreement. There may be conflicts in prioritizing work that would not exist if such employees were exclusively employed by us.

In the future, we may enter into additional transactions with NorthStar Capital with the approval of the independent members of our board. We may not negotiate with NorthStar Capital terms that are as favorable to us as if such transactions were with independent third parties. Although Maryland law addresses certain conflicts of interest situations and our board has adopted certain policies relating to conflicts of interest requiring, among other things, that all transactions in which directors or executive officers have a material conflicting interest to our interests be approved by a majority of our disinterested directors, our policies or Maryland law requirements may not be successful in eliminating the influence of such conflicts.

Assuming redemption of all operating partnership units beneficially owned by Northstar Capital for shares of our common stock, NorthStar Capital would beneficially own approximately 13.4% of our common stock and may be able to significantly influence matters submitted to a vote of our stockholders.

Assuming redemption of all operating partnership units beneficially owned by NorthStar Capital for shares of our common stock, NorthStar Capital would beneficially own approximately 13.4% of our outstanding common stock. If NorthStar Capital causes the redemption of these operating partnership units and we elect to issue shares of our common stock in exchange for such units, NorthStar Capital may be able to significantly influence the election of all of the members of our board of directors and the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness and the issuance of any additional shares of common stock or other equity securities. NorthStar Capital's influence over us may not always be exerted in a manner consistent with the interests of our other stockholders.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are U.S. government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, this means that the securities issued by our subsidiaries that rely on the exception from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

A majority of our subsidiaries rely on exceptions and exemptions from the Investment Company Act. These exceptions and exemptions limit the types of assets these subsidiaries may purchase. For instance, CDO II and CDO III rely on the exemption from the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invests in net lease properties relies on the exception from the definition of "investment company" provided by Sections 3(c)(6) and 3(c)(5)(C) of the Investment Company Act, which except companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. These exceptions limit the ability of these entities to invest in many types of real estate related assets and their holding companies. We believe our operating partnership and private REIT are not investment companies because they satisfy the 40% test of Section 3(a)(1)(C). We must monitor their holdings to ensure that the value of their investment securities do not exceed 40% of their respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. Our subsidiaries that engage in operating businesses are not subject to the Investment Company Act.

If the combined value of the investment securities issued by our subsidiaries that rely on the exception provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of our total assets on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Maryland takeover statutes may prevent a change of our control. This could depress our stock price.

Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person who beneficially owns 10% or more of the voting power of the corporation's shares or an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation. A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form previously paid by the interested stockholder for its shares.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combinations (a) between us and NorthStar Capital or any of its affiliates and (b) between us and any person, provided that any such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any of them. As a result, such parties may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute.

Our authorized but unissued common and preferred stock and other provisions of our charter and bylaws may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock and authorizes our board, without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Our board could establish a series of common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interest of our stockholders.

Our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Maryland law also allows a corporation with a class of equity securities registered under the Securities Exchange Act of 1934 and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in the charter or bylaws, to a classified board, unless its charter prohibits such an election. Our charter contains a provision prohibiting such an election to classify our board under this provision of Maryland law. This makes the company more vulnerable to a change in control. If our stockholders voted to amend this charter provision and to classify our board of directors, the staggered terms of our directors could reduce the possibility of a tender offer or an attempt at a change in control even though a tender offer or change in control might be in the best interests of our stockholders.

We may not be able to make distributions in the future.

Our ability to generate income and to make distributions may be adversely affected by the risks described in this prospectus. All distributions will be made at the discretion of our board of directors, subject to applicable law, and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future.

Future sales of shares of our common stock may depress the price of our shares.

The 21,160,750 shares of common stock sold in our initial public offering are freely tradable without restriction, unless the shares are owned by one of our affiliates. NorthStar Capital has agreed under a lock-up agreement with the underwriters that, without the prior written consent of Friedman, Billings, Ramsey & Co., Inc., it will not, directly or indirectly, offer for sale, sell, pledge, enter into any swap or other derivatives transaction that transfers to another any of the economic benefits or risks of ownership of our common stock, or otherwise dispose of any shares of our common stock or any securities that may be converted into or exchanged for any shares of common stock, including the 4,705,915 operating partnership units issued to the NorthStar Capital contributing subsidiaries in exchange for the contribution of the initial investments, for a period ending October 24, 2005 or pursuant to an earlier release as provided in the lock-up agreement, except for (i) distributions of approximately 1,100,000 operating partnership units to the partners or members of the NorthStar

Capital subsidiaries that directly received the operating partnership units in exchange for the contribution of the initial investments (so long as any such distributee also entered into a lock-up agreement with Friedman, Billings, Ramsey & Co., Inc. for a period of at least 180 days) or (ii) pledges or transfers of certain of the operating partnership units received in exchange for the contribution of the initial investments to NorthStar Partnership's lender under its senior secured credit facility in order to release liens associated with the initial investments. Allianz Risk Transfer, NorthStar Partnership's lender under its senior secured credit facility, agreed with the underwriters of our initial public offering not to transfer or further pledge such operating partnership units until October 24, 2005 unless released earlier by Friedman, Billings, Ramsey & Co., Inc. We have agreed to file a shelf registration statement for the shares that may be issued upon redemption of the operating partnership units after expiration of the 365 day lock-up period. If NorthStar Capital distributes any shares to its holders, these shares (other than shares distributed to our affiliates) would be freely tradable upon distribution if, among other things, the distribution to NorthStar Capital holders is made pro rata for no consideration. Any sales of a substantial number of our shares in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline.

Risks Related to REIT Tax Status

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We operate in a manner so as to qualify as a REIT for federal income tax purposes, commencing with our taxable year ending December 31, 2004. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. Our private REIT must also meet all of the REIT qualification tests under the Internal Revenue Code. If the private REIT did not so qualify as a REIT, it is likely that NorthStar Realty would also not qualify as a REIT. If, for any reason, we failed to qualify as a REIT and unless we were entitled to relief under certain Internal Revenue Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which it ceased to so qualify.

Complying with REIT requirements may force us to borrow funds to make distributions to stockholders and otherwise depend on external sources of capital to fund such distributions.

To qualify as a REIT, we are required to distribute at least 90% of our annual taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. While we intend to make distributions sufficient to avoid imposition of the 4% tax, there can be no assurance that we will be able to do so. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that it exceeds our earnings and profits as determined for tax purposes.

From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including the market's perception of our growth potential and our current and potential future earnings and cash distributions and the market price of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable subsidiary corporations.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate or forego otherwise attractive investments.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT 75% and 95% gross income requirements. To the extent, however, that we enter into a hedging contract to reduce interest rate risk or foreign currency risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract would be excluded from gross income for purposes of calculating the REIT 95% gross income test if specified requirements are met, but would not be excluded and would not be qualifying income for purposes of calculating the REIT 75% gross income test. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Liquidation of collateral may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our mortgage and preferred equity investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. The Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted in 2003 and decreases the tax rate on most dividends paid by corporations to individual investors to a maximum of 15%. REIT dividends, with limited exceptions, will not benefit from the rate reduction, because a REIT's income is generally not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and could have an adverse effect on the value of our common stock.

The stock ownership restrictions of the Internal Revenue Code for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our stock and restrict our business combination opportunities.

To qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code to include certain entities, may not own, actually or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our stock under this requirement. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person, including entities, may own more than 9.8% of the value of our outstanding shares of stock or more than 9.8% in value or number (whichever is more restrictive) of our outstanding shares of common stock. The board may not grant such an exemption to any proposed transferee whose ownership is in excess of 9.8% of the value of our outstanding shares if this would result in the termination of our status as a REIT. Despite these restrictions, it is possible that there will be five or fewer individuals who own more than 50% in value of our outstanding shares, which could cause us to fail to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

ITEM 2.    PROPERTIES

NorthStar Capital leases offices located at 527 Madison Avenue in New York, New York, which we share with NorthStar Capital pursuant to the shared facilities and services agreement. We pay NorthStar Capital for the use of these offices, which constitute our principal executive and administrative offices under the terms of this agreement.

Our investments in net lease properties, which comprise our net lease business segment, are described under "Business — Net Lease Investments."

ITEM 3.    LEGAL PROCEEDINGS

729 7th Avenue Realty Corp. v. 729 Demi-Tasse LLC

On August 21, 2003, the net lessee of 729 Seventh Avenue, 729 7th Avenue Realty Corp., a subsidiary of NRMI, filed an action against 729 Demi-Tasse LLC, the fee owner of 729 Seventh Avenue, one of the properties in the New York property portfolio, in New York State Supreme Court, New York County to enforce certain rights it claims to have under its net lease with Demi-Tasse. We hold an indirect fee interest in and have assumed the role of landlord of this property. In its complaint, 729 7th Avenue Realty Corp. sought specific performance of its alleged right to require Demi-Tasse to provide a subordination, non-disturbance and attornment agreement, or an SNDA, to a proposed subtenant so that in the event the net lease is terminated, the proposed sublease would remain in effect. The plaintiff also sought a judgment in the amount of approximately $600,000 for damages 729 7th Avenue Realty Corp. allegedly suffered by reason of Demi-Tasse's refusal to provide the subtenant with SNDA protection.

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

If the claim for SNDA protection is successful, it would result in a total economic loss to us of up to approximately $700,000, including lost rent, leasing commissions and concessions in the first year following the litigation, in addition to the cost of any legal proceedings or negotiations, and up to approximately $650,000 to $850,000 in lost rent annually thereafter unless rerented on the same terms. We have established a collectibility reserve totaling $2,379,000 as of December 31, 2004 related to straight-line (unbilled) rents receivable under this lease. However, this reserve may not be adequate to protect us against any loss.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol "NRF" since our initial public offering in October 2004. The following table sets forth for the indicated periods the high, low and last sales prices for our common stock, as reported on the New York Stock Exchange.

	High	Low	Last
Period October 28, 2004 to December 31, 2004	$11.50	$8.65	$11.45

We intend to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions.

On March 24, 2005, the closing sale price for our common stock, as reported on the NYSE, was $9.60. As of March 24, 2005, there were 6 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Recent Sales of Unregistered Securities

On October 7, 2003, we issued 100 shares of our common stock to NorthStar Partnership for $100. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On October 29, 2004, we issued 50,000 shares of common stock to Friedman, Billings, Ramsey & Co., Inc., in partial consideration of their services as an underwriter of our initial public offering. Friedman, Billings, Ramsey & Co., Inc. represented to us that it is an institutional accredited investor, as such term is defined in Rule 501 under the Securities Act. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Rule 506 under Regulation D under the Securities Act and Section 4(2) of the Securities Act.

On October 29, 2004, NorthStar Realty Finance Limited Partnership, our operating partnership issued an aggregate of 4,705,915 units of limited partnership interest in our operating partnership, or operating partnership units, to NorthStar Partnership, NorthStar Funding Managing Member Holdings, LLC and NS Advisors Holdings LLC, each of which is a subsidiary of NorthStar Capital, in exchange for their contribution of membership interests in entities engaged in NorthStar Capital's real estate finance businesses. Such issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. Beginning on October 29, 2005, each of these 4,705,915 operating partnership units will be redeemable, at the option of the holder, for cash, or at our election, shares of common stock, generally on a one for one basis.

On October 29, 2004, our operating partnership granted an aggregate of 763,900 LTIP units, which are operating partnership units that are structured as profits interests, to NRF Employee LLC, a limited liability company whose members consist of officers and co-employees of us and NorthStar Capital, and certain other employees of us and NorthStar Capital, each pursuant to our 2004 Omnibus Stock Incentive Plan. On November 19, 2004, our operating partnership granted an additional 34,682 LTIP Units to NRF Employee LLC and certain other employees of us and NorthStar Capital pursuant to our 2004 Omnibus Stock Incentive Plan. Such grants of LTIP units were exempt from the registration requirements of the Securities Act pursuant to Rule 701 and Rule 506 of Regulation D under the Securities Act. Conditioned upon minimum allocations to the capital accounts of the LTIP units for federal income tax purposes, each LTIP Unit may be converted, at the election of the holder, into one operating partnership unit which will be redeemable at the election of the holder for cash, or at our election, shares of common stock, generally on a one for one basis, beginning on October 29, 2005.

ITEM 6.    SELECTED FINANCIAL DATA

THE COMPANY AND NORTHSTAR REALTY FINANCE CORP.
PREDECESSOR (HISTORICAL)

	The Company (consolidated)	The Predecessor (combined)
	Period October 29, 2004 to December 31,	Period January 1, 2004 to October 28,	Year ended December 31,
	2004	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenues:
Rental and escalation income	$2,158,000	$—
Advisory and management fee income	38,000	185,000	$64,000	$—	$—	$—
Advisory and management fee income — related parties	665,000	2,437,000	1,026,000	8,000	—	—
Interest income	4,720,000	1,859,000	502,000	—	—	—
Total revenues	7,581,000	4,481,000	1,592,000	8,000	—	—
Expenses:
Real estate properties — operating expenses	458,000	—	—	—	—	—
Interest expense	3,922,000	285,000
Management fee — related parties	516,000
General and administrative
Direct:
Salaries and other compensation	797,000	953,000	1,289,000	206,000
Equity based compensation	2,991,000
Shared services — related party	231,000
Insurance	148,000
Formation and organization costs	517,000
Other general and administrative	1,237,000	181,000	203,000	27,000
Allocated:
Salaries and other compensation		3,060,000	2,146,000	806,000	187,000	96,000
Insurance		318,000	252,000	10,000	5,000	3,000
Other general and administrative		925,000	1,098,000	135,000	45,000	85,000
Total general and administrative	5,921,000	5,437,000	4,988,000	1,184,000	237,000	184,000
Depreciation and amortization	411,000

Total expenses	11,228,000	5,722,000	4,988,000	1,184,000	237,000	184,000
Loss from operations	(3,647,000)	(1,241,000)	(3,396,000)	(1,176,000)	(237,000)	(184,000)
Equity in earnings of unconsolidated/uncombined ventures	83,000	1,520,000	2,048,000	1,369,000	1,146,000	(198,000)
Unrealized gains on investments and other	200,000	279,000	1,219,000
Realized gains on investments and other	293,000	636,000	1,866,000
Net income (loss) before minority interest	(3,071,000)	1,194,000	1,737,000	193,000	909,000	(382,000)
Minority interest	(632,000)	—	—	—	—	—
Net income (loss)	$(2,439,000)	$1,194,000	$1,737,000	$193,000	$909,000	$(382,000)
Net loss per share of common stock:
Basic	$(0.12)
Weighted average number of shares of common stock outstanding:
Basic:	20,868,865

	The Company (consolidated)	The Predecessor (combined)
	Period October 29, 2004 to December 31, 2004	Period January 1, 2004 to October 28, 2004	Year Ended December 31,
			2003	2002	2001	2000
						(unaudited)
Balance Sheet Data

Operating real estate—net	$43,544,000	$—	$—	$—	$—	$—
Investments in and advances to unconsolidated/ uncombined ventures	5,363,000		15,537,000	12,650,000	16,883,000	15,702,000
Debt securities held for trading	826,611,000		—	—	—	—
Debt securities available for sale	37,692,000		9,187,000
Total assets	1,078,350,000		32,815,000	25,545,000	16,883,000	15,702,000
Mortgage notes payable	40,557,000		—	—	—	—
Repurchase obligations	800,418,000
Total liabilities	902,594,000		322,000	241,000	—	—
Minority interest	32,447,000		—	—	—	—
Stockholders' and Owners' equity	143,309,000		32,493,000	25,304,000	16,883,000	15,702,000
Total liabilities and stockholders'/ owners' equity	1,078,350,000		32,815,000	25,545,000	16,883,000	15,702,000
Other Data:
Cash Flow from:
Operating activities from continuing operations	(828,783,000)	2,440,000	1,289,000	—	—	—
Investing activities	(108,032,000)	(19,197,000)	(9,830,000)	595,000	(35,000)	(500,000)
Financing activities	981,923,000	18,369,000	9,554,000	(595,000)	35,000	500,000

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our and our predecessor's financial statements and notes thereto included in this report. Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the sections in this report entitled "Risk Factors" and "Forward-Looking Statements."

Organization and Overview

We are an internally-managed REIT that was formed to continue and expand the subordinate real estate debt, real estate securities and net lease businesses of NorthStar Capital. Upon the consummation of our initial public offering on October 29, 2004, three subsidiaries of NorthStar Capital contributed 100% of their respective interests in entities through which NorthStar Capital engaged in these businesses in exchange for units of limited partnership interest in our operating partnership and approximately $36.1 million. Our management team consists primarily of the same individuals who managed these businesses for NorthStar Capital.

We commenced operations upon the consummation of our initial public offering. We conduct substantially all of our operations and make our investments through our operating partnership, of which we are the sole general partner. Through our operating partnership, we:

•	acquire, originate and structure subordinate and other high-yielding debt investments secured by income-producing commercial and multifamily properties;

•	create, manage and issue CDOs backed by commercial real estate debt securities; and

•	acquire properties that are primarily net leased to corporate tenants.

Basis of Presentation

Set forth below is a discussion of the financial condition and results of operations of our predecessor for 2002 and 2003 and the period January 1, 2004 through October 28, 2004 and of NorthStar Realty Finance Corp. for the period from the commencement of our operations on October 29, 2004 to December 31, 2004.

Our predecessor is an aggregation of the entities through which NorthStar Capital owned and operated its subordinate real estate debt, real estate securities and net lease properties businesses and was not a separate legal operating entity. The ultimate owners of these entities were NorthStar Capital and their minority owners. NorthStar Partnership, the operating partnership of NorthStar Capital, was the managing member with day-to-day operational responsibility of the entities controlled by NorthStar Capital that are combined in our predecessor's historical financial statements. Where our predecessor had a non-controlling interest in any of the entities that comprised our predecessor, such entities are presented as part of our predecessor on an uncombined basis. Because the discussion of the financial condition and results of operations for 2002 and 2003 and the ten-month period ending October 28, 2004, which set forth below, relates to the entities comprising our predecessor, it reflects the historical financing and operational strategies of these entities.

Although the entities comprising our predecessor operated as separate businesses of NorthStar Capital, these businesses utilized certain of NorthStar Capital's employees, insurance and administrative services. General and administrative expenses incurred by NorthStar Capital on behalf of all of its business units which include salaries and benefits, rent, furniture, equipment, travel and entertainment, accounting, legal services and other expenses were allocated to our predecessor by NorthStar Capital's identification of specific expense items, where practical, and otherwise by an estimation of the level of effort devoted by certain of NorthStar Capital's employees. In the opinion of management, the methods used to allocate general and administrative expenses and other costs were reasonable.

Upon the contribution of the initial investments to our operating partnership, these businesses became fully integrated and therefore we present our financial statements on a consolidated basis for all periods thereafter. Simultaneously with this contribution, we entered into a shared facilities and services agreement with NorthStar Capital, pursuant to which certain general and administrative services required to run these businesses are provided by NorthStar Capital for a period of one year in exchange for a fixed annual fee.

Sources of Operating Revenues

Historically, our predecessor primarily derived operating revenues from earnings of uncombined ventures which consisted of our predecessor's proportionate share of the net income from the rental operations of the New York property portfolio and from subordinate real estate debt investments. In more recent periods, our predecessor also derived operating revenues from advisory fees related to our real estate securities and subordinate real estate debt businesses, the residual interests in the cash flows of its investment grade CDOs based on our equity interests in such CDOs and the interest income on our junior debt investments in its investment grade CDOs.

Subsequent to our initial public offering and the integration of the subordinate real estate debt, real estate securities and net lease properties businesses, we primarily derived operating revenues from rental income, from the rental operations of the consolidated New York property portfolio, interest income on our consolidated investments in subordinate real estate debt, the residual interests in the cash flows of our investment grade CDOs based on our equity interests in such CDOs and the interest income on our junior debt investments in our investment grade CDOs, earnings of an unconsolidated venture which consists of our proportionate share of the net income of the NSF venture's subordinate debt investments and advisory fees related to our real estate securities and subordinate real estate debt businesses.

Subordinate Real Estate Debt

Direct Investments.    The additional liquidity provided by the net proceeds of our initial public offering allowed us to increase the number and range of subordinate real estate debt in which we invest. We used a portion of the net proceeds of our initial public offering to make investments in subordinate real estate debt which are consolidated on our balance sheet. We earn interest income and origination fees on these consolidated investments, but we do not earn advisory fees on these investments.

NSF Venture.    NorthStar Capital commenced its business of investing in subordinate real estate debt in 2001 through the NSF Venture. NorthStar Funding Managing Member LLC, a majority-owned subsidiary of NorthStar Capital prior to the contribution of the initial investments to our operating partnership, is the managing member and holder of 50% of the outstanding membership interests in NorthStar Funding Management LLC, the managing member of the NSF Venture. NorthStar Funding Management LLC is responsible for the origination, underwriting and structuring of all investments made by the NSF Venture, but the NSF Venture investor has the right to approve all investments that NorthStar Funding Management LLC proposes to make on behalf of the NSF Venture.

NorthStar Funding Investor Member LLC, a majority-owned subsidiary of NorthStar Capital prior to the contribution of the initial investments to our operating partnership, owns a 5% interest in the NSF Venture and the NSF Venture Investor owns the remaining 95%. Prior to July 10, 2003, NorthStar Funding Investor Member LLC held a 10% interest in the NSF Venture. On July 10, 2003, the terms of the NSF Venture were amended to increase NorthStar Funding Investor Member LLC's capital commitment to $190 million, or 95% of $200 million, and reduce NorthStar Funding Investor Member LLC's interest to 5%. NorthStar Capital contributed its interests in the NSF Venture to our operating partnership upon consummation of our initial public offering.

We receive an advisory fee of 1% of contributed capital per annum as compensation for NorthStar Funding Management LLC's management of the NSF Venture's investments. We are also entitled to a profit participation equal to 10% of the profit after a minimum return on the NSF Venture's capital and a return of capital based upon the performance of the NSF Venture's investments. NorthStar Funding Managing Member LLC receives 75% of this 10% profit participation.

We also earn an additional advisory fee from the NSF Venture Investor for underwriting and placing the senior participation and sub-participation interests that are acquired by the NSF Venture Investor directly from the NSF Venture.

Our equity in earnings of the NSF Venture includes interest income and origination fees on investments.

Real Estate Securities

We invest in CMBS and other real estate securities which are primarily investment-grade and are financed with long-term debt through the issuance of investment grade CDOs, thereby matching the terms of the assets and the liabilities.

We earn a spread between the yield on the assets and the interest expense incurred on the CDO debt issued through our investments in the equity interests and the junior CDO debt of each CDO issuer.

We also earn ongoing management fees for our management and monitoring of the CDO collateral of our investment CDO I, which fees equal 0.35% of the related CDO collateral.

Prior to a new investment grade CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO, known as the warehouse accumulation period. During this period, we direct the acquisition of securities under a warehouse facility from a bank that will be the lead manager of the CDO. The warehouse provider then purchases the securities and holds them on its balance sheet. We direct the acquisition of securities by the warehouse provider during this period, but we do not earn any fees for providing this service to either the warehouse provider or the issuer of the CDO, which will receive such securities upon the closing of the CDO. We contribute cash and other collateral, which is held in escrow by the warehouse provider, to back our commitment to purchase equity in the CDO and to cover our share of losses should securities need to be liquidated. Pursuant to the warehouse agreement, we share gains, including the net interest earned during the warehouse period, and losses, if any, with the warehouse provider.

During the warehouse period, our participation under the warehouse agreement is reflected in our combined financial statements as a non-hedge derivative, which is reflected at fair value and any unrealized gain or loss is charged to operations. Based on an analysis of our predecessor's interest in CDO I as a variable interest entity under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities," the financial statements of CDO I were not consolidated into our predecessor's financial statements as of December 31, 2003 or in our financial statements as of December 31, 2004, since neither our predecessor nor we were the primary beneficiary of CDO I. Similarly, the financial statements of CDO II were not consolidated into our financial statements as of December 31, 2004 since we were not the primary beneficiary of CDO II. Accordingly, we have designated these beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II as available for sale securities as they meet the definition of a debt instrument due to their underlying redemption provisions. We anticipate that CDO III will be treated similarly for financial reporting purposes.

Net Lease Properties

We earn rental income from office, industrial and retail properties that are net leased to corporate tenants.

We have two fee and six leasehold interests in a portfolio of retail and commercial properties located in the Times Square and midtown area of Manhattan which we refer to as the New York property portfolio. This portfolio is owned by our subsidiary, ALGM. Our predecessor held a 97.5% non-managing equity interest in ALGM. Two of ALGM's leases expired in 2003, one in March and one in October. As of December 31, 2004 ALGM owned eight properties, which vary in size from 4,200 square feet to 21,140 square feet and had a total of 96,114 net rentable square feet. Four of the properties are primarily leased or subleased to single users and four are leased or subleased to multiple tenants.

The results of operations for these properties are reflected in our predecessor's equity in earnings of uncombined ventures because our predecessor owned a 97.5% non-managing equity interest in ALGM. Concurrently with the contribution of the initial investments to our operating partnership, we purchased the remaining 2.5% managing equity interest from ALGM I Equity LLC with $1.6 million of the proceeds of our initial public offering. The results of operations of ALGM have been consolidated in our financial statements subsequent to our initial public offering.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles or GAAP, requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management has identified certain critical accounting policies that affect the more significant judgments and estimates used by management in the preparation of our predecessor's combined financial statements and our consolidated financial statements. Management evaluates on an ongoing basis estimates related to critical accounting policies, including those related to revenue recognition, allowances for doubtful accounts receivable and impairment of investments in uncombined ventures and debt securities available for sale. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances.

Principles of Consolidation

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R ("FIN 46R") "Consolidation of Variable Interest Entities" to replace Interpretation No. 46 ("FIN 46") which was issued in January 2003. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with proportionate voting rights or (ii) has not been capitalized with sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by primary beneficiary which is the entity subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. We have adopted FIN 46R and analyzed the applicability of this interpretation. We have interests in two variable interest entities. However, management has determined we are not, and our predecessor was not, the primary beneficiary of such entities and, in accordance with FIN 46R, we would not consolidate the variable interest entities.

Debt Securities Available for Sale

Debt securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' and owners' equity. The equity investments in CDO I and CDO II are relatively illiquid, and its value must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and spreads. Changes in the valuations do not affect reported income or cash flows, but impact stockholders' and owners' equity. During 2004, based on current year experience and secondary market data, our predecessor changed its estimate of the call period for the CDO bonds of CDO I and the expected default rate of the underlying securities collateralizing these CDO bonds. The corresponding changes in estimated cash flow resulted in an increase in the estimated fair value of our investment in CDO I and an increase in the average yield to maturity of our residual interest.

Subordinate Real Estate Debt Investments

We must periodically evaluate each of our direct investments in subordinate real estate debt for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon a determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Allowances for loan investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic conditions in the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date. To date, all of our direct investments in subordinate real estate debt are fully performing and we have determined that no loss allowances have been necessary with respect to the loans.

Revenue Recognition

Our rental revenue from properties in the New York property portfolio owned by ALGM is recognized on a straight-line basis over the initial term of the respective leases. The excess of straight-line rents recognized over amounts contractually due pursuant to the underlying leases are included in straight-line (unbilled) rents receivable in our consolidated balance sheet. ALGM's management provides an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent and other payments as due. Additionally, ALGM establishes, on a current basis, an allowance for future tenant credit losses on unbilled rents receivable based upon an evaluation of the collectibility of such amounts. ALGM's management is required to make subjective assessments about the collectibility of the deferred rent receivable that in many cases will not be billed to tenants for many years from the balance sheet date. Management's determination is based upon an assessment of credit worthiness of private company tenants for which financial information is not readily available and as such is not subject to precise quantification.

Performance-Based Compensation

Our board of directors has adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan, or the incentive bonus plan, in order to retain and incentivize officers and certain key employees of us, co-employees of us and NorthStar Capital and employees of NorthStar Capital who provide services to us pursuant to the shared facilities and services agreement which we collectively refer to as the eligible participants. As of November 19, 2004, the compensation committee of our board of directors had allocated an aggregate of 665,346 shares of our common stock to certain of the eligible participants as potential awards pursuant to the incentive bonus plan if we achieve the return hurdles established by the compensation committee for the two one-year performance periods beginning October 1, 2005 and October 1, 2006. The compensation committee has established a return hurdle for these performance periods of a 12.5% annual return on paid in capital, as defined in the incentive bonus plan. If we achieve these return hurdles, these awards may be paid in cash, shares of common stock, LTIP units or other shared-based form.

Each of the eligible participants will be entitled to receive half of his or her allocated award if we meet the return hurdle for the one-year period beginning October 1, 2005 and such eligible participant is employed through the end of this first performance period. Each of the eligible participants will be entitled to the other half of his or her total allocated award amount if we meet the return hurdle for the one-year period beginning on October 1, 2006 and such eligible participant is employed through the end of this second performance period. If we do not meet the return hurdle for the one-year period beginning October 1, 2005, but we meet the return hurdle for the two-year period beginning October 1, 2005 (determined by averaging our performance over the two-year period) and an eligible participant is employed through the end of this two-year period, such eligible participant will be entitled to receive his or her total allocated award amount.

At December 31, 2004, management has made its best estimate of our performance during these two performance periods, based on the facts and information currently available and assumptions regarding the investment of the remaining proceeds of our initial public offering pursuant to our business strategy and returns on future investments. On the basis of the foregoing, management has estimated that we will not meet the return hurdle in either of these performance periods. If we do not meet the return hurdle during the performance periods, we will not grant any awards under the incentive bonus plan to any of the eligible participants.

Unconsolidated/Uncombined Ventures

Management is required to make subjective assessments as to whether there are impairments in the values of our predecessor's investment in unconsolidated/uncombined ventures accounted for using the equity method. As no public market exists for these investments, management estimates the recoverability of these investments based on projections and cash flow analysis. These assessments have a direct impact on our predecessor's net income because recording an impairment loss results in an immediate negative adjustment to net income. The following is a summary of the accounting policies relating to the unconsolidated/uncombined ventures of our predecessor that are most affected by judgments, estimates and assumptions.

Subordinate Real Estate Debt Investments.    The NSF Venture records the transfer of a participation or sub-participation in a loan investment of the NSF Venture as a sale when the attributes of the transaction meet the criteria for sale of SFAS 140, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities," including transferring the financial interest beyond the reach of its creditors and placing no substantive restrictions on the resale of the participation or sub-participation by the purchaser.

Revenue Recognition.    ALGM was accounted for as an uncombined venture until our purchase of the 2.5% managing membership interest in ALGM on October 29, 2004. Prior to such date, management applied the same revenue recognition policy with respect to properties in the New York property portfolio as described under "— Critical Accounting Policies — Revenue Recognition" above.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, FASB, issued Interpretation No. 46, "Consolidation of Variable Interest Entities," or FIN 46. In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Until adoption of FIN 46, our predecessor generally consolidated another entity in its financial statements only if it controlled the entity through voting interests. FIN 46 will require a variable interest entity to be consolidated by our predecessor if it is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities created prior to February 1, 2003 in the first fiscal year or interim period beginning after September 15, 2003. In December 2003, the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in variable interest entities created before February 1, 2003, which were non-special purpose entities. Our predecessor adopted FIN 46 and FIN 46R for variable interest entities created prior to February 1, 2003 in the fourth quarter of 2003 and has applied the provisions for all variable interest entities created after January 31, 2003. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements or results of operations taken as a whole. Based on an analysis of our predecessor's interests in CDO I and CDO II as a variable interest entity under FIN 46 or FIN 46R, CDO I's and CDO II's financial statements were not included in our financial statements as of December 31, 2004 and 2003 as we are not and our predecessor was not the primary beneficiary. Accordingly, our beneficial interest in preferred securities of CDO I and CDO II have been designated as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. We anticipate that CDO III will be treated similarly for financial reporting purposes.

In December 2004, FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, we will adopt SFAS No. 123R during the year ended December 31, 2005. We have determined that this statement will not impact our consolidated financial statements, since we already apply the fair value method.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. However, on October 29, 2003, the FASB deferred the provisions of SFAS 150 as they apply to certain mandatorily redeemable financial instruments. The adoption of this standard did not have a significant effect on our predecessor's financial statements taken as a whole.

Results of Operations

Our predecessor's results of operations for the period from January 1, 2004 to October 28, 2004 and for the years ended 2003 and 2002 are not necessarily indicative of our future results of operations due to the impact of our initial public offering, the acquisition of additional interests in ALGM and its resulting consolidation, the expansion of our real estate securities and subordinate real estate debt businesses, and our new investments and their related debt financing. To facilitate a comparison of the results of operations for the year ending December 31, 2004 to the prior year, we have combined our predecessor's results for the period from January 1, 2004 to October 28, 2004 with our results for the period from October 29, 2004 to December 31, 2004. We refer to this combined period as the 2004 Pro Forma Combined Period.

	The Company/The Predecessor	The Predecessor
	2004 Pro Forma	Year Ended December 31,
	Combined Period	2003	2002
Revenues:
Rental and escalation income	$2,158,000	$—	$—
Advisory and management fee income	223,000	64,000	—
Advisory and management fee income — related parties	3,102,000	1,026,000	8,000
Interest income	6,579,000	502,000	—
Total revenues	12,062,000	1,592,000	8,000

Expenses:
Real estate properties — operating expenses	458,000	—	—
Interest expense	4,207,000
Management fee — related parties	516,000
General and administrative
Salaries and other compensation	4,810,000	3,435,000	1,012,000
Equity based compensation	2,991,000
Shared services — related party	231,000
Formation and organization costs	517,000
Other general and administrative	2,809,000	1,553,000	172,000
Total general and administrative	11,358,000	4,988,000	1,184,000

Depreciation and amortization	411,000	—	—
Total expenses	16,950,000	4,988,000	1,184,000
Loss from operations	(4,888,000)	(3,396,000)	(1,176,000)
Equity in earnings of unconsolidated/uncombined ventures	1,603,000	2,048,000	1,369,000
Unrealized gain on investments and other	479,000	1,219,000	—
Realized gain on investments and other	929,000	1,866,000	—
Income (loss) before minority interest	$(1,877,000)	$1,737,000	$193,000

Comparison of the 2004 Pro Forma Combined Period to the Year Ended December 31, 2003

Revenues

Rental and escalation income.    Rental and escalation income of approximately $2.2 million in the 2004 Pro Forma Combined Period represents rental income from ALGM's tenants for the period from October 29, 2004 to December 31, 2004. In 2003 and through the closing of our initial public offering on October 29, 2004, ALGM was uncombined and our share of ALGM's operations was reflected in equity in earnings of unconsolidated/uncombined ventures. We acquired the 2.5% managing interest in ALGM on October 29, 2004 and therefore, ALGM is consolidated for the period October 29, 2004 to December 31, 2004.

Advisory and management fee income—related parties.    Advisory and management fee income from related parties increased by $2.1 million, or 210%, from $1.0 million in 2003 to approximately $3.1 million in the 2004 Pro Forma Combined Period as a result of asset advisory fees earned in 2004 for CDO I and CDO II of approximately $2.1 million and approximately $1.0 million in fees earned from the management of the investments of the NSF Venture.

Advisory and management fee income.    Advisory and management fee income increased by $0.16 million, or 267%, from $0.06 million in 2003 to approximately $0.22 million in the 2004 Pro Forma Combined Period as a result of third party asset advisory fees earned in 2004.

Interest income.    Interest income increased by $6.1 million, or 1220%, from $0.5 million in 2003 to approximately $6.6 million in the 2004 Pro Forma Combined Period. The interest income earned in 2004 includes approximately $3.4 million earned from our temporary investments in AAA-rated, short-term, floating rate securities which are backed by commercial or residential mortgage loans, approximately $2.6 million of interest income from debt securities available for sale of (comprised of approximately $1.2 million of interest earned on CDO I and $1.4 million of interest income earned on our investment in the "BB" rated junior classes of debt securities and unrated income notes of CDO II which closed in July 2004), and interest income of approximately $0.4 million on the three subordinate real estate debt investments we made subsequent to our initial public offering. In 2003, all interest income related to our investment in CDO I which closed in August 2003.

Expenses

Property operating expenses, management fees and depreciation and amortization expense.    Real estate property expenses of $0.4 million, management fees (related party) expenses of $0.5 million, and depreciation and amortization expense of $0.4 million relate to the ALGM properties for the period October 29, 2004 to December 31, 2004. Related party management fees include a non-recurring payment of $0.4 million associated with the termination and restructuring of the asset management agreement for the ALGM properties. In 2003 and through our initial public offering, ALGM was uncombined and our share of ALGM's operations was reflected in equity in earnings of uncombined ventures.

Interest expense.    Interest expense for the year ended December 31, 2004 totaled approximately $4.2 million. We did not incur any interest expense in 2003. Interest expense of $3.3 million in 2004 is primarily comprised of interest on reverse repurchase obligations with major banking institutions which were used to finance our temporary investments in AAA-rated, short-term, floating rate securities and our longer term investments in the "BB" rated junior classes of debt securities and unrated income securities of CDO II. In addition, we incurred interest expense of approximately $0.6 million related to ALGM's mortgage note payable as well as interest on the two ALGM capital leases for the period October 29, 2004 to December 31, 2004 and approximately $0.3 million of interest expense on the securities underlying the short sales we entered into during 2004.

General and administrative expenses.    Salaries increased by approximately $1.4 million or 41%, from $3.4 million in 2003, to approximately $4.8 million for the 2004 Pro Forma Combined Period. The increase is primarily related to an increase in allocated salaries in 2004 as compared to 2003, due to higher staffing levels to accommodate the expansion of our three businesses.

We entered into the shared facilities and services agreement with NorthStar Capital on October 29, 2004. Fees incurred for the period from October 29, 2004 to December 31, 2004 totaled approximately $0.2 million.

Equity based compensation expense of $3.0 million in 2004 relates to the following formation transactions; approximately $1.6 million of compensation expense was recognized in connection with the buyout of a 15% profits interest (which was a compensation arrangement) in NS Advisors from one of our employees, approximately $1.0 million of compensation expense was recognized in connection with the buyout of a 25% profits interest in NorthStar Funding Managing Member, LLC which was held by two former employees of NorthStar Capital and approximately $0.4 million has been charged to compensation expense in connection with the three-year vesting of equity based awards issued in connection with our initial public offering under our 2004 Omnibus Stock Incentive Plan.

Other general and administrative expenses increased by approximately $1.2 million, or 75% from $1.6 million in 2003, to approximately $2.8 million in the Pro Forma Combined Period 2004. This increase is primarily related to various public company expenses, including director fees, organizational costs, which includes legal and other professional fees associated with the periodic reporting obligations and Sarbanes-Oxley compliance, and additional insurance premiums, as well as general and administrative costs associated with ALGM, which we consolidated from October 29, 2004. In addition, we expensed approximately $0.5 million of one-time expenses in connection with our formation and organization in 2004.

Equity in Earnings

Equity in earnings in ALGM decreased by $0.6 million, or 35%, to $1.0 million for the 2004 Pro Forma Combined Period from $1.6 million in 2003, primarily as a result of our consolidation of the results of operations of ALGM for the period from October 29, 2004 to December 31, 2004. The $1.0 million of equity in earnings in ALGM for the 2004 Pro Forma Combined Period represent our 97.5% share of the earnings of ALGM from January 1, 2004 to October 28, 2004. Subsequent to our acquisition of the 2.5% managing membership interest in ALGM on October 29, 2004, we consolidate the results of operations of ALGM in our financial statements.

Equity in earnings from the NSF Venture increased by approximately $0.2 million, or 50%, for the 2004 Pro Forma Combined Period from $0.4 million for the year ended December 31, 2003. The net income of the NSF Venture increased due to higher interest income earned for all of 2004 on loan participations that closed late in 2003, in addition to the closing of a new loan in September 2004.

Other Gains and Losses

Other gains and losses in the 2004 Pro Forma Combined Period consisted of an approximately $0.3 million gain on the sale of a portion of our temporary investments in AAA-rated, short-term, floating rate securities offset by losses of approximately $0.4 million on short sales of securities.

Unrealized gains on investments

Unrealized gains on investments and other decreased by approximately $0.7 million, or 60%, from $1.2 million in 2003 to $0.5 million in the 2004 Pro Forma Combined Period. Unrealized gains on investments in the 2004 Pro Forma Combined Period consisted of unrealized gains on the CDO II warehouse agreement and CDO III warehouse agreement of $0.5 million and $0.5 million, respectively, offset by $0.5 million of unrealized losses on short sales of securities and short term investments. Unrealized gains on investments in 2003 represent unrealized gains related to CDO I warehouse agreement and CDO II warehouse agreement of $1.0 million and $0.2 million, respectively. Unrealized gains on investments relating to each of these CDO warehouse agreements represent the increase in fair value of the warehouse agreement during the portion of the warehouse term in the financial reporting period.

Realized gains on investments

Realized gains on investments and other decreased by approximately $1.0 million, or 53%, from $1.9 million in 2003 to $0.9 million in the 2004 Pro Forma Combined Period. Realized gains for the 2004 Pro Forma Combined Period consisted of a $0.3 million gain related to the sale of a portion of our temporary investments in AAA-rated, short-term, floating rate securities and a $0.6 million gain representing the increase in fair value of the CDO II warehouse agreement from January 1, 2004 through July 2004 when the warehouse agreement was terminated. In 2003, the realized gain of $1.9 million related to the increase in fair value of the CDO I warehouse agreement from January 1, 2003 through August 2003 when the warehouse agreement was terminated.

Minority Interest

Minority interests in earnings were approximately $0.6 million for the period October 29, 2004 to December 31, 2004 as a result of allocating approximately 21% of the consolidated loss before minority interests to the limited partners in our operating partnership. There was no minority interest in our predecessor for the year ended December 31, 2003 through the date of our initial public offering during 2004.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Revenues

Advisory and management fee income from related parties increased by approximately $1.0 million for the year ended December 31, 2003 from $8,000 for the year ended December 31, 2002.

This increase is the result of an increase in asset advisory fees earned by both the real estate securities and subordinate real estate debt businesses. The subordinate real estate debt business had minimal operating activity in 2002, as the first NSF Venture transaction did not close until November 2002. The real estate securities business did not commence operations until the fourth quarter of 2002.

Interest income from CDO I was $0.5 million for the year ended December 31, 2003. The CDO I transaction closed on August 21, 2003.

Expenses

General and administrative expenses increased by $3.8 million, or 317%, to $5.0 million for the year ended December 31, 2003 from $1.2 million in 2002. This increase is related primarily to the addition of new employees, as well as to the new allocation of corporate overhead and direct expenses of NorthStar Capital related to the commencement of operations of the real estate securities business and the subordinate real estate debt business. Prior to September 2002, these businesses were in the planning stages and therefore did receive an allocation of any NorthStar Capital corporate overhead and direct expenses.

Equity in Earnings

Equity in earnings of ALGM increased by $0.2 million, or 14%, to $1.6 million for the year ended December 31, 2003, from $1.4 million for the year ended December 31, 2002. This increase is primarily related to an increase in ALGM's rental revenues of $0.7 million, which resulted primarily from a new lease at 1552 Broadway for the Times Square signage, a new long-term lease with Duane Reade at 987 Eighth Avenue in space that had been vacant for a portion of 2002, as well as the re-leasing of other space that had been either vacant or leased at a lower rent per square foot, which was offset by an increase in ALGM's expenses of approximately $0.5 million. The primary components of the increase in expenses were an increase in mortgage interest of $0.2 million due to a refinancing in December 2002, which increased the mortgage from approximately $33 million at January 1, 2002 to $43 million at December 31, 2002, and an increase in real estate tax expense of approximately $0.3 million, which resulted from a New York City real property tax increase.

Equity in earnings of the NSF Venture increased by $0.4 million for the year ended December 31, 2003 from $19,000 for the year ended December 31, 2002. This increase is primarily related to the interest income earned by the NSF Venture on new subordinate debt investments made in 2003. Minimal income was recognized during the year ended December 31, 2002 since the NSF Venture's first subordinate debt investment did not close until November 2002.

Unrealized gains on investments

Unrealized gains of $1.2 million for the year ended December 31, 2003 related to warehouse agreements for CDO I and CDO II. $1.0 million of the unrealized gain represents the increase in fair value of the CDO I warehouse arrangement from January 1, 2003 through August 2003 when the warehouse agreement was terminated. $0.2 million of the unrealized gain represents the increase in fair value of the CDO II warehouse arrangement from November 2003 when our predecessor entered into the CDO II warehouse agreement until December 31, 2003. No corresponding unrealized gains were recognized in 2002 because no CDO warehouse agreements were entered into until the fourth quarter of 2002.

Realized gains on investments

For the year ended December 31, 2003, the realized gain of $1.9 million represents the increase in fair value of the CDO I warehouse agreement from January 1, 2003 through August 2003 when the warehouse agreement was terminated. No corresponding gains were recognized in 2002 because no CDO warehouse agreements were entered into until the fourth quarter of 2002.

Liquidity and Capital Resources

As of December 31, 2004, we had an unrestricted cash balance of $47.7 million. As a REIT, we are required to distribute at least 90% of our annual REIT-taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We believe that the available borrowing capacity under the DBAG facility, as well as secured or unsecured credit facilities that we may obtain in the future, and cash provided from our operations will be sufficient to allow us to fund the equity portion of our new investments, make distributions necessary to enable us to continue to qualify as a REIT and fund our operations for at least the next 12 months. If our origination and investment activities over the next 12 months are greater than currently anticipated, we may seek to finance these investments through additional borrowings under our current credit facilities, issuing debt securities or by raising equity capital, or any of the preceding means of financing. In the event that we are unable to enter into additional credit facilities, we believe that we will be able to meet our cash requirements for the next twelve months from cash flow from operations from proceeds available under the DBAG facility and existing cash resources.

We expect to meet our long-term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources and additional borrowings, the issuance of debt and/or equity securities and the liquidation or refinancing of assets at maturity. We believe that the value of the New York property portfolio is, and will continue to be, sufficient to allow us to refinance its related debt at maturity.

Debt Obligations

As of December 31, 2004, we had the following debt outstanding:

	Carrying Amount at 12/31/04 (in thousands)	Stated Maturity	Interest Rate	Weighted Average Expected Life (in years)
Mortgage notes payable (ALGM)	$40,557	01/01/2006	5.91%	1.00
Repurchase obligations	800,418	See Repurchase Obligations below	LIBOR + 0.05% to 0.10%	Various, generally 30 days
DBAG facility	27,821	12/21/2007	LIBOR + 0.75%	3.00
	$868,796		to 2.25%

ALGM Mortgage Loan.    The ALGM mortgage loan bears interest at the higher of one-month LIBOR or 2% plus 3.60%, or an aggregate of 5.91% at December 31, 2004. The loan originally matured on January 1, 2005 and was extended until January 1, 2006. This loan may be extended, at ALGM's option, for two additional one-year extension periods, subject to ALGM satisfying certain conditions provided for under the loan, including payment of a fee equal to 0.75% of the loan balance as a condition to exercising the second and third extension options. The ALGM mortgage loan agreement includes the following financial covenants and restrictions: (a) ALGM must maintain a debt service coverage ratio in excess of 1.15 to 1, computed using an annual interest rate of 10.09%, and (b) ALGM must establish and maintain certain escrow reserve accounts for, among other things, payment of real estate taxes, capital expenditures and tenant rollover costs. ALGM is uncombined in our predecessor's financial statements as of December 31, 2003 and is consolidated in our financial statements as of December 31, 2004.

Repurchase Obligations.    Subsequent to the closing of our initial public offering in October 2004, we have made temporary investments in approximately $1.31 billion of primarily AAA-rated, short-term, floating rate securities which are backed by commercial or residential mortgage loans. These investments have been financed through repurchase agreements with major banks and securities firms whereby we borrowed approximately $1.25 billion and funded the remaining balance of $55 million in cash. In December 2004, we sold $432.1 million of these temporary investments and repaid the associated repurchase agreements with major banks. As of December 31, 2004, we owned approximately $826.6 million of primarily AAA-rated, short-term, floating rate securities which are backed by commercial or residential mortgage loans and had outstanding repurchase agreements totaling $790.2 million.

On July 21, 2004, NS CDO Holdings II, LLC entered into a repurchase agreement with Citigroup pursuant to which it borrowed $17.4 million in order to finance the acquisition of the "BB" rated junior classes of debt securities and unrated income notes of CDO II. The debt matures on July 21, 2005 and bears interest at LIBOR plus 1.25%. On November 3, 2004, we repaid $7.3 million of the outstanding balance. As of December 31, 2004, $10.2 million was outstanding under this repurchase agreement.

DBAG Facility.    On December 21, 2004, NRFC DB Holdings, LLC, one of our subsidiaries, entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, which we refer to as the DBAG facility. On March 21, 2005, this facility was amended and restated to allow NRFC DB Holdings to borrow up to $300 million in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities. The additional capacity and flexibility under the amendment of the DBAG facility will allow us to accumulate sufficient collateral for a contemplated CDO offering, which we refer to as the subordinate real estate debt CDO, and to continue to finance other investments. If and when the subordinate real estate debt CDO closes, the availability under the DBAG facility will be reduced to $150 million. In the event the subordinate real estate debt CDO closing does not occur prior to September 17, 2005, the availability under the DBAG facility will remain at $300 million and certain economic terms of the DBAG facility will be adjusted as described below.

The DBAG facility has an initial three-year term, which may be extended for one additional year if NRFC DB Holdings is not in default and pays an extension fee of 0.25% of the aggregate outstanding amount under the facility. If NRFC DB Holdings extends the term of the facility, it will be required to retire 25% of the aggregate outstanding amount each quarter during the remaining year of the term.

Under the terms of the DBAG facility, NRFC DB Holdings is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B− or higher rated commercial mortgage backed securities and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

During the period from March 21, 2005 until the earlier of the closing of the contemplated subordinate real estate debt CDO and September 17, 2005, which we refer to as the CDO ramp-up period, amounts advanced under the DBAG facility in order to finance the acquisition of assets to be included in the subordinate real estate debt CDO bear interest at one-month LIBOR plus a spread of 1.00% and amounts advanced for all other assets bear interest at one-month LIBOR plus a spread which ranges from 0.75% to 2.25%. After the CDO ramp-up period, all amounts advanced under the amended DBAG facility will bear interest at a rate of one-month LIBOR plus the spread which ranges from 0.75% to 2.25%.

During the CDO ramp-up period and thereafter, assets will be financed at advance rates ranging from 40% to 92.5% of the value of the assets as applicable to the asset category. In addition, during the CDO ramp-up period, NRFC DB Holdings will have the option to fix the advance rate on any subordinate real estate debt CDO assets at a specific predetermined level subject to certain conditions.

We have agreed to guaranty amounts borrowed by NRFC DB Holdings under the DBAG facility up to a maximum of $20 million. The covenants under the guaranty require us to remain at a certain minimum tangible net worth, a certain minimum debt service coverage ratio, a certain range of ratios of recourse indebtedness to net worth and certain minimum amounts of cash or marketable securities based on our ratio of recourse indebtedness to net worth.

The debt that may be outstanding under the DBAG facility is subject to a number of terms, conditions and restrictions including, without limitation, the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing the outstanding debt declines, cash flow due NRFC DB Holdings may be suspended and if market value continues to decline, NRFC DB Holdings may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Deutsche Bank AG to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the DBAG facility or the sale of the assets financed thereunder.

As of March 24, 2005, NRFC DB Holdings has borrowed approximately $132 million under this facility in order to finance the acquisition of approximately $198 million of subordinate real estate debt, CMBS and CDO securities. This amount bears interest at a rate equal to one-month LIBOR plus 1.00% per annum, which resets on a monthly basis. We currently have $168 million of undrawn capacity under this facility.

Capital Expenditures

During 2005, we expect to incur approximately $306,000 in connection with new tenant leasing costs and capital expenditures with respect to the New York property portfolio owned by ALGM. We anticipate the sources of funds for these expenditures to be our working capital and lender reserves. We bear the costs, including all capital expenditures and tenant improvements, of the assets owned by ALGM.

729 Seventh Avenue, one of the properties in the New York property portfolio, is currently in litigation with the net lessee of the property, a subsidiary of NRMI. If this claim is successful, it could result in a total economic loss to us of up to approximately $700,000 in the first year, including damages and lost rent, in addition to the cost of any legal proceedings or negotiations and approximately $650,000 to $850,000 in lost rent annually thereafter unless re-rented on the same terms.

Cash Flows

To facilitate a comparison of cash flows for the year ending December 31, 2004 to the prior year, we have combined our predecessor's cash flows for the period from January 1, 2004 to October 28, 2004 with our cash flows for the period from October 29, 2004 to December 31, 2004.

The net cash flow used in operating activities of $826.3 million, decreased by $827.6 million for the year ended December 31, 2004 from $1.3 million of cash provided by operations for the year ended December 31, 2003, primarily due to the required inclusion of purchases of short term highly liquid investments in operating activities, where the corresponding short term repurchase financing is included in financing activities. Adjusting for the effect of these purchases, cash provided from operating activities would have only decreased $0.8 million from 2004 to 2003.

The net cash flow used in investing activities increased by $117.4 million for the year ended December 31, 2004 to a use of $127.2 million from a use of $9.8 million for the year ended December 31, 2003. Net cash used in investing activities in 2004 consisted primarily of purchases of real estate and interests in entities in connection with our IPO, funds used to purchase our interest in the unrated income and the "BB" rated notes of CDO II, as well as purchases of subordinate debt investments.

The net cash flow provided by financing activities increased by $990.7 million for the year ended December 31, 2004 to $1.0 billion from $9.6 million from financing activities for the year ended December 31, 2003. The primary sources of cash flow from financing activities in 2004 were our net proceeds from our repurchase agreements and credit facility, net IPO proceeds, loan proceeds to finance CDO II and contributions by owners, prior to our initial public offering.

Recent Investment Activity

Real Estate Securities

On March 10, 2005, we closed our third CDO, CDO III, which issued approximately $361 million of CDO Notes in a securitization collateralized by an investment grade securities portfolio of approximately $400 million. We acquired the $23 million face amount, unrated Subordinate Income Notes for $17.5 million and we also purchased the Class D Notes which were rated BB by Fitch and S&P with a face amount of $16.0 million for $14.1 million. We financed the acquisition of the Class D Notes with a $9.1 million advance from the DBAG facility.

Subordinate Real Estate Debt

Since December 31, 2004, we have made the following investments in subordinate real estate debt:

Loan Name	Date Acquired	Loan Type	Rating (Moody's/ S&P/Fitch)	Principal Balance at Acquisition (in thousands)	Initial Maturity	Extension Options (fees)	Current Interest Rate
Florida Multifamily	1/18/2005	Junior Participation	NA	$21,200	7/31/2006	Three 1-year. (0.25% fee for second and third options)	L + 5.50%
New York Hotel	2/1/2005	Junior Participation	NA	$30,000	12/9/2006	Three 1-year (0.25% fee for second and third options)	L + 5.55%
Boston Hotel	2/22/2005	Junior Participation	NA	$13,000	4/1/2007	Two 1-year (0.25% fee per extension)	L + 5.15%
Storage Portfolio	3/8/2005	Junior Participation	NA	$7,820	9/1/2006	Two 1-year (0.50% fee per extension)	L + 4.68%
Hotel Portfolio	3/24/05	Junior Participation	NA	$4,500	11/1/2007	Three 1-year (0.50% fee for second and third options)	L + 6.90%
CMBS Bond 1	2/2/2005	CMBS	NAP/BB+/ NAP	$6,200	12/18/2033	NAP	7.00% Fixed
CMBS Bond 2	2/8/2005	CMBS	B1/B+/NAP	$5,500	10/12/2033	NAP	6.22% Fixed
CMBS Bond 3	2/22/2005	CMBS	NAP/B/NAP	$1,110	2/15/2032	NAP	6.50% Fixed
CMBS Bond 4	2/22/2005	CMBS	NAP/NAP/ BB+	$8,000	11/10/2033	NAP	6.53% Fixed
CMBS Bond 5	3/15/2005	CMBS	Ba3/BB-/NAP	$4,273	1/12/2037	NAP	5.08% Fixed
CMBS Bond 6	3/15/2005	CMBS	B1/B+/NAP	$1,406	12/12/2033	NAP	6.00% Fixed
CMBS Bond 7	3/17/2005	CMBS	Ba3/BBB-/NAP	$3,691	11/15/2026	NAP	6.75% Fixed
CMBS Bond 8	3/22/05	CMBS	NAP/BB+/BB+	$7,133	9/11/2036	NAP	4.9% Fixed
CMBS Bond 9	3/22/05	CMBS	NAP/BB–/BB–	$2,000	9/11/2036	NAP	4.9% Fixed
CDO	3/10/2005	CDO	NAP/BB/BB	$16,000	4/5/2040	NAP	6.46% Fixed
Total				$131,833

(1)	Last dollar loan exposure is measured as our total loan exposure including any debt senior to us divided by the total number of units.

Note: We enter into interest swaps for each fixed rate investment up to the amount they are financing to hedge against changes in interest rates.

Net Lease Properties

In November 2004, we entered into an agreement to purchase a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA, for $63.5 million. The properties are net leased to Washington Mutual Bank under leases that expire in June 2015. We made a cash deposit of $1.5 million upon the execution of the agreement. We closed this acquisition on January 14, 2005. We financed the acquisition with a $44 million first mortgage and a $13 million mezzanine loan which was funded by the warehouse provider under the warehouse agreement for CDO III. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. We paid the balance of the purchase price and closing costs in cash.

Related Party Transactions

Advisory Fee — NorthStar Funding LLC

In 2001, our predecessor entered into an advisory agreement with NorthStar Funding LLC, or the NSF Venture, whereby it receives as compensation for its management of investments of the NSF Venture an advisory fee equal to 1% per annum of the capital invested by the NSF Venture. Additionally, NorthStar Funding Managing Member LLC is entitled to an incentive profit participation equal to 10% of the profit after a minimum required return on the NSF Venture's capital and a return of and on capital based upon the operating performance of the NSF Venture's investments. Prior to the contribution of the initial investments to our operating partnership and the related formation transactions, NorthStar Funding Managing Member LLC received 75% of this incentive profit participation equal to 10% of the profit after a minimum required return on NSF Venture's capital and a return of and on capital based on the operating performance of the NSF Venture's investments. The Company and our predecessor earned and recognized advisory fees from the NSF Venture of approximately $192,000, $876,000, $522,000 and $8,000 for the periods October 29 to December 31, 2004 and January 1 to October 28, 2004, respectively, and the year ended December 31, 2003 and 2002, respectively. The Company and our predecessor received combined profit participation distributions of $227,000 during the year ended December 31, 2004. Because such distributions may have to be refunded, no profit participation distributions were recognized as income pursuant to Method 1 of Emerging Issues Task Force Topic D-96.

Advisory Fees — CDO I and II

In August 2003 and July 2004, CDO I and II, respectively, entered into agreements with NS Advisors, to perform certain advisory services. The Company and our predecessor earned total fees of approximately $471,000 and $1,595,000 for the periods October 29 to December 31, 2004 and January 1 to October 28, 2004, respectively and $504,000 for the year ended December 31, 2003, of which $82,000 and $117,000 is unpaid and included in the Company's and our predecessor's balance sheets as of December 31, 2004 and 2003, respectively, as due from affiliates. Our predecessor also earned structuring fees of $500,000 in connection with the closing of both CDO I and II for the year ended December 31, 2004 and 2003, which was used to reduce our predecessor's investments in debt securities available for sale.

ALGM

On December 28, 2004, we terminated the asset management agreement with Emmes, an affiliate of NorthStar Capital, for a termination payment of approximately $380,000, which is equal to two quarters of payments of the annual existing fee of $760,000. On that date, ALGM and Emmes entered into a new asset management agreement which is cancelable on 30 days notice by ALGM. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions. Total fees incurred under the prior asset management agreement for the period October 29, 2004 through December 31, 2004 were $516,000, including a termination payment of $385,000.

Shared Facilities and Services Agreement

Upon consummation of our initial public offering, we entered into a one-year agreement with NorthStar Capital pursuant to which NorthStar Capital agreed to provide us, directly or through its subsidiaries, with the facilities and services as follows: 1) fully-furnished office space for our employees at NorthStar Capital's corporate headquarters; 2) use of common facilities and office equipment, supplies and storage space at NCIC's corporate headquarters; 3) accounting support and treasury functions; 4) tax planning and REIT compliance advisory services; and 5) other administrative services for a fee of $1.57 million, payable in monthly installments, plus additional charges for out-of-pocket expenses and taxes. This fee is subject to reduction by the amount that we pay certain employees of NorthStar Capital who became our co-employees upon consummation of our initial public offering.

After the initial one-year term of the agreement, we may elect to discontinue receiving any of the facilities or services set forth above upon 90 days written notice by us to NorthStar Capital. NorthStar Capital may discontinue providing a particular service to us upon 90 days written notice to us stating that NorthStar Capital intends to discontinue permanently the provision of that service to its own internal organizations. NorthStar Capital may also discontinue providing office facilities to us upon 180 days written notice to us. In any of these cases, a reduction corresponding to the portion of the fee discussed above that relates to the discontinued facility or service will be made.

The agreement is renewable for additional one-year periods upon the mutual agreement of NorthStar Capital and us, together with a vote of the majority of our independent directors.

Total fees and expenses incurred by us under the shared facilities and services agreement amounted to $0.2 million for the period from October 29, 2004 to December 31, 2004.

Contractual Commitments

As of December 31, 2004, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
Contractual Obligations — Combined Basis	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Mortgage loan – ALGM(1)	$40,557,000	$40,557,000	$—	$—	$—
Repurchase agreements	800,418,000	800,418,000	—	—	—
Securities sold, not yet purchased	24,114,000	24,114,000	—	—	—
DBAG facility	27,821,000	—	27,821,000	—	—
Capital leases	18,130,000	352,000	712,000	934,000	16,132,000
Operating leases	942,000	442,000	330,000	170,000	—
Total contractual obligations	$911,982,000	$865,883,000	$28,863,000	$1,104,000	$16,132,000

(1)	ALGM was consolidated as of December 31, 2004 because we purchased the 2.5% managing membership interest in ALGM on October 29, 2004.

Off Balance Sheet Arrangements

As of December 31, 2004, we had the material off balance sheet arrangements described below.

As of December 31, 2004, we had pledged our approximately 83% equity interest in CDO I and made a $2.5 million cash deposit, each as security for the warehouse agreement for CDO III. In January 2005, our pledge of the equity in CDO I was replaced with an additional cash deposit of $15.0 million, bringing our total cash deposit to $17.5 million, which represents the purchase price for the $23 million face amount of unrated Subordinate Income Notes of CDO III which we acquired at the closing of CDO III on March 10, 2005. The warehouse agreement was terminated at the closing and all assets held in the warehouse were transferred to the CDO III issuer. We have no further obligations under the warehouse agreement subsequent to the closing on March 10, 2005.

We have provided an indemnity to NorthStar Partnership for any liability it may have under its limited guaranties to the lender under ALGM's mortgage loan. At December 31, 2004, NorthStar Partnership had a maximum exposure of $40.6 million under its "bad boy" guaranty to Greenwich Capital. NorthStar Partnership also provided Greenwich Capital with a limited repayment guaranty that may be triggered by the termination of a lease related to one of the properties in the New York property portfolio. The maximum exposure for such lease termination was equal to $2.5 million at December 31, 2004.

Our potential losses in CDO I and CDO II are limited to our carrying value which was approximately $37.7 million at December 31, 2004.

The terms of the portfolio of real estate securities held by CDO I and CDO II are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I and CDO II have not incurred any losses on any of their securities investments from the date of purchase through December 31, 2004. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II, each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the Class D Notes of CDO II. Our residual interests in the cash flows of CDO I and II which, pursuant to EITF 99-20, are accounted for as debt securities.

The following table describes certain terms of the collateral for and the notes issued by CDO I and CDO II:

	CDO Collateral			CDO Notes
	Carrying Amount of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Carrying Amount of CDO Notes (1) (in thousands)	Weighted Average Interest Rate	Stated Maturity
CDO I	$380,009	6.58%	7.1	$336,856	3.61%	08/01/2038
CDO II	$400,608	6.11%	8.0	$361,033	3.40%	06/01/2039

(1)	Includes only notes held by third parties.

CDO I and CDO II are variable interest entities. However, management has determined that we are not, and our predecessor was not, the primary beneficiary of CDO I or CDO II and as such, in accordance with FIN 46R, we do not consolidate CDO I and CDO II and we do not expect to consolidate CDO III. The FASB has continued to discuss potential refinements to FIN 46R associated with, among other things, the types of interests which create variability and which type of interests absorb income and loss variability, and how such income and loss variability should be measured. In the event that the FASB modifies its interpretation of FIN46R as it applies to the consolidation of variable interest entities, we would reevaluate our determination of the primary beneficiary. Depending on the modifications which are made, it is possible that the Company may be required to consolidate our interests in our CDOs in the future.

At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements described above.

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

We believe that the risk that the market interest rates on the floating rate debt of our investments in ALGM, our direct investments in subordinate real estate debt, CDO I, CDO II and CDO III will increase as a result of inflation is largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

Funds From Operations

Management believes that funds from operations, or FFO, a non-GAAP measure, is an additional appropriate measure of performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our or our predecessor's operating performance or as an alternative to cash flow as a measure of liquidity. We believe that FFO is an additional appropriate measure of our performance because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time. Since FFO is generally recognized as an industry standard for measuring the operating performance of an equity REIT, we also believe that FFO provides investors with an additional useful measure to compare our financial performance to other REITs.

Adjusted funds from operations, or AFFO, a non-GAAP measure, is a computation often made by REIT industry analysts and investors to measure a real estate company's cash flow generated from operations. We believe that AFFO is helpful to investors as a measure of our liquidity position, because, along with cash generated from operating activities, this measure provides investors with an understanding or our ability to pay dividends. In addition, because this measure is commonly used in the REIT industry, our use of AFFO may assist investors in comparing our liquidity position with that of other REITs. We calculate AFFO by subtracting from (or adding) to FFO:

•	normalized recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue stream (e.g., leasing commissions and tenant improvement allowances);

•	an adjustment to reverse the effects of straight-lining of rents; and

•	the amortization or accrual of various deferred costs including intangible assets and equity based compensation.

Our calculation of AFFO differs from the methodology for calculating AFFO utilized by certain other REITs and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income as an indicator of our or our predecessor's operating performance. AFFO is not equivalent to cash generated from operating activities determined in accordance with GAAP. Further, FFO and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties.

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income (loss) before minority interests:

	October 29, 2004 to December 31, 2004	January 1, 2004 to October 28, 2004
			2003	2002
Funds from operations
Income (loss) before minority interests	$(3,071,000)	$1,194,000	$1,737,000	$193,000
Adjustments:
Depreciation and amortization	411,000
Real estate depreciation and amortization — unconsolidated ventures		1,608,000	2,204,000	2,255,000
Funds from operations	$(2,660,000)	$2,802,000	$3,941,000	$2,448,000
Adjusted funds from operations:
Funds from Operations (FFO)	$(2,660,000)	$2,802,000	$3,941,000	$2,448,000
Straightline rental income, net	(90,000)	(456,000)	(654,000)	(1,062,000)
Amortization of deferred compensation	2,903,000
Adjusted funds from operations(1)	$153,000	$2,346,000	$3,287,000	$1,386,000

(1)	FFO and AFFO for the period from October 29, 2004 through December 31, 2004 have been reduced by one-time formation and organization costs of $517,000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Subordinate Real Estate Debt

We invest in subordinate real estate debt instruments secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment rather than trading purposes. These investments are either floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in interest rates are unlikely to affect the value of our floating rate portfolio. Changes in short term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore increase our earnings. Decreases in LIBOR have the opposite effect. Over 81% of our NSF Venture portfolio has interest rate floors ranging from 2% to 3%. Therefore, decreases in LIBOR from the rate of 2.39% in effect at December 31, 2004 would have an immaterial effect on our earnings. Increases of 100 or 200 basis points, respectively, in the one month LIBOR rate, above the December 31, 2004 LIBOR rate would have increased our annual income from the NSF Venture for the twelve month period ending December 31, 2004, assuming the same portfolio of loans, by $43,000 and $80,000, respectively, because of the effect of the interest rate floors. Increases of 100 or 200 basis points, respectively, in the one month LIBOR rate, above the December 31, 2004 LIBOR rate would have increased our annual income from our direct subordinate real estate debt investments for the period October 29, 2004 through December 31, 2004, assuming the same portfolio of loans, by $5,000 and $10,000, respectively.

We also invest in fixed rate investments. The value of these investments may be affected by changes in long-term interest rates. To the extent that long-term interest rates increase, the value of long-term fixed rate assets is diminished. Any fixed rate subordinate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits. If fixed rate subordinate debt is funded with floating rate liabilities, the funding cost will be fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

In our subordinate real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan documents cannot repay its obligations to us in a timely manner. While we have never experienced a payment default or even a late payment to date, our subordinate position in the capital structure may expose us to losses as a result of such default in the future. In the event that the borrower cannot repay our loan, we may exercise our remedies under the loan documents which may include a foreclosure against the collateral if we have a foreclosure right as a subordinate real estate debtholder under the loan agreement. The subordinate real estate debt that we intend to invest in will generally allow us to demand foreclosure as a subordinate real estate debtholder if our loan is in default. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

We seek to manage credit risk through a thorough financial analysis of a transaction before we make such an investment. Our analysis is based upon a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to evaluating the credit risk inherent in a transaction.

We expect our investments to be denominated in U.S. dollars or, if they are denominated in another currency, to be converted back to U.S. dollars through the use of currency swaps. It may not be possible to eliminate all of the currency risk as the payment characteristics of the currency swap may not exactly match the payment characteristics of the investments.

Real Estate Securities

In our real estate securities business, we mitigate credit risk through credit analysis, subordination and diversification. The commercial mortgage-backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our CDOs are diversified by asset type, industry, location and issuer. We further minimize credit risk by actively monitoring CDO I's and CDO II's real estate securities portfolios and the underlying credit quality of their holdings and, where appropriate, liquidating our investments to mitigate the risk of loss.

At December 31, 2004, the real estate securities that serve as collateral for CDO I and CDO II each had an overall weighted average credit rating of approximately BBB− and approximately 73.0% and 62.5%, respectively, of these securities had an investment grade rating (BBB− or higher).

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

Our general financing strategy focuses on the use of "match-funded" structures, which means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. CDO I and CDO II both utilize interest rate swaps to minimize the mismatch between its fixed rate assets and floating rate liabilities. An increase in LIBOR of 100 basis points or 200 basis points over the December 31, 2004 LIBOR rate would have decreased our income by approximately $34,000 and $67,000, respectively, on an annualized basis. Similar increases in LIBOR for CDO II would have no effect on our income. We expect to hedge the interest rate risk in future CDOs in a similar manner.

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

During the warehouse period for CDOs, the market value of the securities in the warehouse is hedged, typically by short selling U.S. agency-sponsored (FNMA or FHLMC) debentures or U.S. Treasury securities in the warehouse. Movements in interest rates are expected to result in a price movement for the hedge position that is opposite to and offsets the price movement of the fixed rate securities in the warehouse.

Debt Securities Held for Trading

Subsequent to the closing of our initial public offering, we temporarily invested a portion of the net proceeds of our initial public offering in primarily AAA-rated, short-term, floating rate commercial and residential mortgage-backed securities which are subject to fluctuations in market value. These securities are financed with leverage of up to 97% which may magnify this price volatility. If the market value of these securities were to decline, we would need to post additional collateral or liquidate a portion of these securities, possibly at a loss. The short term securities that we have temporarily invested in have been selected to mitigate this risk to the extent possible. Their floating rate coupon, short duration, and high credit ratings all serve to maximize liquidity and to minimize the price volatility of these securities. Nevertheless, even a small decline in the price of these securities may be magnified by the leverage and result in a loss to us when the assets are liquidated. Unrealized losses may also occur even if the assets are not liquidated because these securities are held for trading purposes.

A 1% increase and a 2% increase in LIBOR would have increased our net investment income on these securities, for the period that we held these securities for trading, by $38,000 and $76,000, respectively. A 1% decrease and a 2% decrease in LIBOR would have decreased our net investment income on these securities, for the period that we held these securities for trading, by $38,000 and $76,000, respectively.

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

ALGM's interest rate cap limits the one month LIBOR rate applicable to its mortgage debt to no more than 5%. Therefore, a 100 basis point increase in LIBOR would have increased the interest component of ALGM's debt service by approximately $0.4 million for the years ended December 31, 2004 and 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated and combined financial statements of NorthStar Realty Finance Corp. and NorthStar Finance Corp. Predecessor, respectively, the consolidated financial statements of ALGM I Owners LLC and Subsidiaries and the financial statements of NorthStar Funding LLC and the notes related to each of the foregoing financial statements, each together with the independent registered public accounting firm's reports thereon, are set forth on pages F-1 through F-69 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

NorthStar Realty Finance Corp. (the "Company") became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") on October 25, 2004, the effective date of the Company's registration statement relating to its initial public offering. On October 29, 2004, the Company received an initial portfolio of real estate-related investments (the "Initial Investments") pursuant to certain contribution agreements with subsidiaries of NorthStar Capital Investment Corp. ("NCIC") and commenced operations. The financial statements included in this Annual Report on Form 10-K are for the Company as of December 31, 2004 and for the period from October 29, 2004 to December 31, 2004 and for NorthStar Realty Finance Corp. Predecessor (the "Predecessor"), a combination of NCIC's controlling and non-controlling interests in entities representing the Initial Investments, as of and for the years ending December 31, 2002 and 2003 and for the period from January 1, 2004 to October 28, 2004.

The Company formed a Disclosure Committee in November 2004 in order to assure that its disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Disclosure Committee is currently comprised of the Company's Chairman and each of the Company's five executive officers. Meetings frequently include other employees with knowledge of information that may be considered material in the SEC reporting process. The Disclosure Committee has been given the responsibility of developing and assessing the financial and non-financial information to be included in the Company's SEC reports and assisting the Company's chief executive officer and chief financial officer in connection with their certifications contained in the Company's SEC reports. The Disclosure Committee meets and reports to the Audit Committee on at least a quarterly basis.

As disclosed in the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2004 (the "Third Quarter 10-Q") filed on December 30, 2004, management identified certain deficiencies in the Predecessor's internal controls over financial reporting during the course of management's review in December 2004 of the financial statements of the Predecessor that were to be included in the Third Quarter Form 10-Q. Based upon further investigation, the Company discovered certain errors in the accounting for transactions entered into during June and the third quarter of 2004 in connection with the Predecessor's CDO II and in the reporting of allocated general and administrative expenses. These errors required the Company to adjust the Predecessor's financial statements for the six months ended June 30, 2004, as described in Note 2 to the financial statements included in the Third Quarter Form 10-Q, and to make certain adjustments to the Predecessor's financial statements for the three and nine months ended September 30, 2004. As further disclosed in the Third Quarter Form 10-Q, the deficiencies identified by management in December 2004 included (1) the communication between business unit personnel and financial reporting personnel with respect to the accounting for certain transactions associated with the Predecessor's CDO investments and other Company activity, (2) the level of training of accounting and financial reporting personnel, and (3) the level of detailed, quality control review of the Predecessor's financial statements. Taken together, these deficiencies rose to the level of a material weakness in the Predecessor's internal controls over financial reporting for the three months ended September 30, 2004. As a result of the material weakness identified in the Predecessor's internal controls over financial reporting and the issues that arose during the course of the review in December 2004 of the Predecessor's financial statements for the third quarter of 2004, the Company's chief executive officer and chief financial officer concluded that the Predecessor's disclosure controls and procedures at September 30, 2004 were not effective to ensure that financial information related to such items was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms.

Commencing in December 2004 and continuing into the first quarter of 2005, the Company has undertaken a number of initiatives to remedy the deficiencies identified by management in the Predecessor's internal controls over financial reporting so that the Company's disclosure controls and procedures will be effective for subsequent periods. In this regard, the Company (1) hired a chief accounting officer with significant GAAP and SEC financial reporting experience on January 20, 2005, (2) hired two additional accounting staff members in the first quarter of 2005, (3) hired a manager of operations for its securities trading and CDO related activities, (4) accelerated its search for additional accounting and financial reporting personnel, (5) implemented policies to enhance communication between business unit and financial reporting personnel in order to ensure comprehensive review by management level business unit personnel of the recording of Company transactions, (6) retained an outside accounting firm to review processes and procedures that the Company has adopted in connection with its financial reporting and to assist in the preparation and review of its financial reports, (7) adopted processes for documenting and verifying the accounting for CDO related transactions, and (8) implemented procedures requiring more detailed, timely and comprehensive reporting from third party service providers, including its CDO warehouse lender. In addition, the Company has improved its training of accounting and financial reporting personnel by formalizing in writing and distributing to personnel the accounting policies and treatment of transactions entered into by each business segment of the Company.

The Company believes that the initiatives described above, some of which have already been taken and others of which are in the process of being implemented, will, when fully implemented, substantially remedy the deficiencies noted above. However, as a result of the material weakness identified in the Predecessor's internal controls over financial reporting for the three months ended September 30, 2004, the issues that arose during the course of the review in December 2004 of the financial statements to be included in the Third Quarter Form 10-Q, and the timing of the implementation of the corrective actions described above, the Company's chief executive officer and chief financial officer have concluded that the Predecessor's disclosure controls and procedures at December 31, 2004 were not effective to ensure that financial information related to such items was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. However, based upon their knowledge, which includes a review of the financial statements included in this report, the Company's chief executive officer and chief financial officer believe that the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company and the Predecessor as of and for the periods presented in this report.

The Company has and will continue to evaluate the effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take corrective action and implement improvements as appropriate.

Except as noted above, there were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and executive officers set forth under the captions "Board of Directors" and "Executive Officers" of the 2005 Proxy Statement is incorporated herein by reference.

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

The information regarding our code of ethics for our chief executive and other senior financial officers under the captions "Code of Ethics for Senior Financial Officers" and "Code of Business Conduct and Ethics" in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the section captioned "Executive Compensation and Related Information" of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding the security ownership of certain beneficial owners and management is contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the 2005 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2004, relating to our equity compensation plan pursuant to which grants of restricted stock or LTIP units (which may be converted in certain circumstances to operating partnership units which are redeemable for shares of common stock) may be made from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	798,582	(1)	(1)	595,570
2004 Long-Term Incentive Bonus Plan	0	(2)	(2)	698,142
Not approved by Security Holders:
None.
Total	798,582			1,293,712

(1)	Consists of LTIP units, each of which may be converted, in certain circumstances, into operating partnership units, each of which are redeemable for cash or, at our election, shares of our common stock.

(2)	As of November 19, 2004, the compensation committee of our board of directors had allocated an aggregate of 665,346 shares of our common stock to certain of the eligible participants as potential awards pursuant to the incentive bonus plan if we achieve the return hurdles established by the compensation committee for the two one-year performance periods beginning October 1, 2005 and October 1, 2006.

Each of the eligible participants will be entitled to receive half of his or her allocated award if we meet the return hurdle for the one-year period beginning October 1, 2005 and such eligible participant is employed through the end of this first performance period. Each of the eligible participants will be entitled to the other half of his or her total allocated award amount if we meet the return hurdle for the one-year period beginning on October 1, 2006 and such eligible participant is employed through the end of this second performance period. If we do not meet the return hurdle for the one-year period beginning October 1, 2005, but we meet the return hurdle for the two-year period beginning October 1, 2005 (determined by averaging our performance over the two-year period) and an eligible participant is employed through the end of this two-year period, such eligible participant will be entitled to receive his or her total allocated award amount.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the section captioned "Certain Relationships and Related Transactions" of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding our independent auditor fees and services in the sections captioned "Independent Accountants — Independent Accountants' Fees" and "Audit Committee Pre-Approval Policy" of the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) and (c) Financial Statements and Schedules.

Reference is made to the "Index to the Financial Statements" on page F-1 of this report.

All other financial statement schedules are not required under the related instructions, or they have been omitted either because they are not significant, the required information has been disclosed in the consolidated and combined financial statements and the notes related thereto.

(b) Exhibits

Exhibit Number	Description of Exhibit
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))

Exhibit Number	Description of Exhibit
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005 between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch
21.1	Subsidiaries of the NorthStar Realty Finance Corp.
23.1	Consent of Ernst & Young LLP
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a)
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a)
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Incorporated by reference to the like-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

INDEX TO FINANCIAL STATEMENTS

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

Consolidated and Combined Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated and Combined Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated and Combined Statements of Operations for the Period October 29, 2004 to December 31, 2004, for the Period from January 1, 2004 to October 28, 2004, and the Years Ended December 31, 2003 and 2002	F-4
Consolidated Statement of Stockholders' Equity for the Period of October 29, 2004 to December 31, 2004	F-5
Combined Statement of Owners' Equity for the Period of January 1, 2004 to October 28, 2004 and the Years Ended December 31, 2003 and 2002	F-6
Consolidated and Combined Statements of Cash Flows for the Period October 29, 2004 to December 31, 2004, for the Period of January 1, 2004 to October 28, 2004 and for the Years Ended December 31, 2003 and 2002	F-7
Notes to Consolidated and Combined Financial Statements	F-9
Schedule II—Valuation and Qualifying Accounts as of December 31, 2004	F-38
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2004	F-39
Schedule IV—Loans and other Lending Investments as of December 31, 2004	F-40

ALGM I OWNERS LLC AND SUBSIDIARIES

NORTHSTAR FUNDING LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
NorthStar Realty Finance Corp.

We have audited the accompanying consolidated balance sheet of NorthStar Realty Finance Corp. and Subsidiaries ("the Company") and the combined balance sheet of NorthStar Realty Finance Corp. Predecessor, as defined in Note 1, as of December 31, 2004 and 2003, respectively, the related consolidated statements of operations, stockholders' equity and cash flows of NorthStar Realty Finance Corp. and Subsidiaries for the period from October 29, 2004 (commencement of operations) through December 31, 2004 and the related combined statement of operations, owners' equity and cash flows of NorthStar Realty Finance Corp. Predecessor for the period from January 1, 2004 through October 28, 2004 and for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement Schedules II, III, and IV included in the Index at Item 15(a). These consolidated and combined financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NorthStar Realty Finance Corp. and Subsidiaries and the combined financial position of NorthStar Realty Finance Corp. Predecessor at December 31, 2004 and 2003, respectively, the consolidated results of operations and cash flows of NorthStar Realty Finance Corp and Subsidiaries for the period from October 29, 2004 (commencement of operations) through December 31, 2004 and the combined results of operations and cash flows of NorthStar Realty Finance Corp. Predecessor for the period from January 1, 2004 through October 28, 2004 and for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2005

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Consolidated and Combined Balance Sheets

	The Company (consolidated) December 31, 2004	The Predecessor (combined) December 31, 2003
Assets:
Operating real estate — net	$43,544,000	$—
Debt securities available for sale	37,692,000	9,187,000
Debt securities held for trading	826,611,000	—
CDO deposit and warehouse agreements	2,988,000	5,967,000
Collateral held by broker	24,831,000	—
Subordinate real estate debt investments	70,841,000	—
Investments in and advances to unconsolidated/uncombined ventures ..	5,363,000	15,537,000
Cash and cash equivalents	47,733,000	1,013,000
Restricted cash	2,713,000	—
Receivables, net of allowance of $1,000 in 2004	1,926,000	—
Unbilled Rents Receivable, net of allowance $4,137,000 in 2004	5,567,000	—
Due from affiliates	176,000	1,088,000
Deferred costs and intangible assets, net	4,233,000	—
Other assets	4,132,000	23,000
Total assets	$1,078,350,000	$32,815,000
Liabilities and Stockholders' and Owners' Equity:
Liabilities:
Mortgage notes payable	$40,557,000	$—
Credit facility	27,821,000	—
Repurchase obligations	800,418,000	—
Securities sold, not yet purchased	24,114,000	—
Obligations under capital leases	3,303,000	—
Accounts payable and accrued expenses	5,603,000	322,000
Due to affiliates	250,000	—
Other liabilities	528,000	—
Total liabilities	902,594,000	322,000
Minority interest	32,447,000	—
Commitments and contingencies
Stockholders' and Owners' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 21,249,736 and -0- shares issued and outstanding at December 31, 2004 and 2003, respectively	212,000	—
Additional paid-in capital	145,697,000	—
Retained earnings (deficit)	(2,439,000)	—
Accumulated other comprehensive income	(161,000)	—
Combined owners' equity	—	32,493,000
Total stockholders' and owners' equity	143,309,000	32,493,000
Total liabilities and stockholders' and owners' equity	$1,078,350,000	$32,815,000

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Consolidated and Combined Statements of Operations

	The Company (consolidated)	The Predecessor (combined)
	Period October 29, 2004 to December 31,	Period January 1, 2004 to October 28,	Years Ended December 31,
	2004	2004	2003	2002
Revenues and other income:
Rental and escalation income	$2,158,000	$—	$—	$—
Advisory and management fee income	38,000	185,000	64,000	—
Advisory and management fee income — related parties	665,000	2,437,000	1,026,000	8,000
Interest income	4,720,000	1,859,000	502,000	—
Total revenues	7,581,000	4,481,000	1,592,000	8,000
Expenses:
Real estate properties — operating expenses	458,000	—	—	—
Interest expense	3,922,000	285,000	—	—
Management fees — related parties	516,000	—	—	—
General and administrative:
Direct:
Salaries and other compensation	797,000	953,000	1,289,000	206,000
Shared services—related party	231,000	—	—	—
Equity based compensation	2,991,000	—	—	—
Insurance	148,000	—	—	—
Formation and organization costs	517,000	—	—	—
Other general and administrative	1,237,000	181,000	203,000	27,000
Allocated:
Salaries and other compensation	—	3,060,000	2,146,000	806,000
Insurance	—	318,000	252,000	10,000
Other general and administrative	—	925,000	1,098,000	135,000
Total general and administrative	5,921,000	5,437,000	4,988,000	1,184,000
Depreciation and amortization	411,000	—	—	—
Total expenses	11,228,000	5,722,000	4,988,000	1,184,000
Loss from operations	(3,647,000)	(1,241,000)	(3,396,000)	(1,176,000)
Equity in earnings of unconsolidated/uncombined ventures	83,000	1,520,000	2,048,000	1,369,000
Unrealized gain on investments and other	200,000	279,000	1,219,000	—
Realized gain on investments and other	293,000	636,000	1,866,000	—
Net income (loss) before minority interest	(3,071,000)	1,194,000	1,737,000	193,000
Minority interest	(632,000)	—	—	—
Net income (loss)	$(2,439,000)	$1,194,000	$1,737,000	$193,000
Other comprehensive (loss) income
Unrealized gain (loss) on debt securities available for sale	(161,000)	2,004,000	(55,000)	—
Comprehensive income (loss)	$(2,600,000)	$3,198,000	$1,682,000	$193,000
Net loss per share of common stock:
Basic	$(0.12)
Weighted average number of shares of common stock:
Basic	20,868,865

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity

	Shares of Common Stock	Common Stock at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
Balance at October 29, 2004	—	—	—			—
Net proceeds from initial public offering of common stock	20,050,100	$200,000	$159,904,000			$160,104,000
Issuance of shares of common stock, net of expense (underwriter's over-allotment)	1,160,750	12,000	9,703,000			9,715,000
Adjustment to rebalance minority interests in operating partnership			(23,930,000)			(23,930,000)
Comprehensive loss — unrealized loss on debt securities available for sale				$(161,000)		(161,000)
Issuance of restricted shares of common stock	38,886	—	—			—
Amortization of equity based compensation			20,000			20,000
Net loss					$(2,439,000)	(2,439,000)
Balance at December 31, 2004	21,249,736	$212,000	$145,697,000	$(161,000)	$(2,439,000)	$143,309,000

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. Predecessor
Combined Statements of Owners' Equity

Balance January 1, 2002	$16,883,000
Contributions	15,093,000
Distributions	(7,807,000)
Allocated general and administrative expenses, net of fee income	942,000
Net income	193,000
Balance December 31, 2002	25,304,000
Contributions	5,431,000
Distributions	(2,834,000)
Allocated general and administrative expenses, net of fee income	2,910,000
Other comprehensive loss — unrealized loss on debt securities available for sale	(55,000)
Net income	1,737,000
Balance December 31, 2003	32,493,000
Contributions	9,392,000
Distributions	(6,853,000)
Other comprehensive income — unrealized gain on debt securities available for sale	2,004,000
Allocated general and administrative expenses, net of fee income	3,651,000
Net income	1,194,000
Balance October 28, 2004 (contribution to Operating Partnership)	$41,881,000

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Consolidated and Combined Statements of Cash Flows

	The Company (consolidated)	The Predecessor (combined)	The Predecessor (combined)	The Predecessor (combined)
	Period October 29, 2004 to December 31, 2004	Period January 1, 2004 to October 28, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income (loss) from continuing operations	$(2,439,000)	$1,194,000	$1,737,000	$193,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) of unconsolidated/uncombined ventures	(83,000)	(1,520,000)	(2,048,000)	(1,369,000)
Depreciation and amortization	411,000	—	—	—
Amortization of deferred financing costs	147,000	—	—	—
Minority interest	(632,000)	—	—	—
Equity based compensation	2,991,000	—	—	—
Unrealized gain on investments and other	(200,000)	(279,000)	(1,219,000)	—
Realized gain on sale of investments and other	(293,000)	(636,000)	—	—
Amortization of premium on securities held for trading	433,000	—	—	—
Amortization of bond discount	(28,000)	(55,000)	—	—
Allocated general and administrative expenses	—	4,302,000	3,496,000	950,000
Allocated advisory fee	—	(651,000)	(586,000)	(8,000)
Unbilled rents receivable	(91,000)	—	—	—
Other	(18,000)	—	—	—
Changes in assets and liabilities:
Restricted cash	234,000	—	—	—
Receivables	(1,575,000)	(187,000)	(16,000)
Debt securities held for trading	(826,814,000)	—	—	—
Deferred costs and intangible assets	(864,000)	—	—	—
Other assets	(3,753,000)	—	—	—
Due to affiliates	141,000	—	(397,000)	234,000
Accounts payable and accrued expenses	3,994,000	92,000	322,000	—
Other liabilities	(344,000)	180,000	—	—
Net cash provided by (used in) operating activities	(828,783,000)	2,440,000	1,289,000	—
Cash flows from investing activities:
Additions to operating real estate, net	(1,507,000)	—	—	—
Purchase of initial investments	(37,078,000)	—	—	—
Purchase of debt securities available for sale	—	(26,863,000)	(9,500,000)	—
CDO warehouse deposits	(2,500,000)	(3,034,000)	(10,766,000)	(5,000,000)
Subordinate real estate debt investments	(70,841,000)	—	—	—
Proceeds from CDO warehouse	—	9,500,000	10,000,000	—
Cash receipts from CDO issuer	—	884,000	1,275,000	—
Cash recorded on initial consolidation of ALGM	3,012,000	—	—	—
Contributions to unconsolidated/uncombined ventures	—	(1,048,000)	(3,673,000)	(2,205,000)
Distributions from unconsolidated/uncombined ventures	882,000	1,364,000	2,834,000	7,800,000
Net cash (used in) provided by investing activities	(108,032,000)	(19,197,000)	(9,830,000)	595,000

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Consolidated and Combined Statements of Cash Flows — (continued)

	The Company (consolidated) Period October 29, 2004 to December 31, 2004	The Predecessor (combined) Period January 1, 2004 to October 28, 2004	The Predecessor (combined) Year Ended December 31, 2003	The Predecessor (combined) Year Ended December 31, 2002
Cash flows from financing activities:
Proceeds from securities sold, not yet purchased	$11,377,000	$12,336,000	$—	$—
Collateral held by broker	(11,725,000)	(13,106,000)	—	—
Due from affiliates	2,134,000	(1,094,000)	6,957,000	(7,888,000)
Capital contributions by owners of the Predecessor		9,392,000	5,431,000	15,093,000
Mortgage principal repayments	(228,000)	—	—	—
Credit facility	27,821,000	—	—	—
Repurchase obligation borrowings	1,253,557,000	17,694,000	—	—
Repurchase obligation repayments	(470,833,000)	—	—	—
Proceeds from initial public offering	190,447,000	—	—	—
Payment of offering costs	(20,627,000)	—	—	—
Distributions to owners of the Predecessor	—	(6,853,000)	(2,834,000)	(7,800,000)
Net cash provided by (used in) financing activities	981,923,000	18,369,000	9,554,000	(595,000)
Net increase in cash & cash equivalents	45,108,000	1,612,000	1,013,000	—
Cash & cash equivalents — beginning of period	2,625,000	1,013,000	—	—
Cash & cash equivalents — end of period	47,733,000	$2,625,000	$1,013,000	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,913,000	$130,000	—	—
Supplementary disclosure of non-cash investing and financing activities:
Consolidation of the accounts of ALGM I Owners LLC ("ALGM") as a result of purchasing controlling interest:
Investment in uncombined entities prior to consolidation:	$(10,578,000)	—	—	—
Operating real estate, net	43,855,000	—	—	—
Restricted cash	2,947,000	—	—	—
Receivables	217,000	—	—	—
Unbilled rents receivable	5,476,000	—	—	—
Deferred costs, net	2,195,000	—	—	—
Other assets	326,000	—	—	—
Mortgage loan	(40,785,000)	—	—	—
Obligations under capital leases	(3,292,000)	—	—	—
Accounts payable and accrued expenses	(1,081,000)	—	—	—
Other liabilities	(692,000)	—	—	—
Net cash received in purchase transaction(1)	1,412,000	—	—	—
Reclassification of Predecessor's equity to minority interest in connection with contribution of Initial Investments	$41,881,000	—	—	—

(1)	Represents ALGM cash consolidated of $3,012,000 less the purchase price of remaining equity in ALGM of $1,600,000.

See accompanying notes to the consolidated and combined financial statements.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements

1.    Formation and Organization

NorthStar Realty Finance Corp., a Maryland corporation (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue and expand the subordinate real estate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp. ("NCIC"). Substantially all of the Company's assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership"). On October 29, 2004, the Company closed its initial public offering (the "IPO") pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.1 million, net of issuance costs of $19.9 million. On November 19, 2004, the Company issued an additional 1,160,750 shares of common stock pursuant to the exercise of the overallotment option by the underwriters of the IPO, with proceeds to the Company of $9.7 million, net of issuance costs of $0.7 million. In connection with the IPO, the Company also issued 50,000 shares of common stock, as partial compensation for underwriting services, to the lead underwriter of the IPO. In addition, 38,886 shares of restricted common stock were granted to the Company's non-employee directors. Simultaneously with the closing of the IPO on October 29, 2004, three majority-owned subsidiaries of NCIC (the "NCIC Contributing Subsidiaries") contributed certain controlling and non-controlling interests in entities through which NCIC conducted its subordinate real estate debt, real estate securities and net lease businesses (collectively the "Initial Investments") to the Operating Partnership in exchange for an aggregate of 4,705,915 units of limited partnership interest in the Operating Partnership (the "OP Units") and approximately $36.1 million in cash (the "Contribution Transactions") and an agreement to pay certain related transfer taxes on behalf of NCIC in the amount of approximately $1.0 million. From their inception through October 29, 2004, neither the Company nor the Operating Partnership had any operations.

The combination of the Initial Investments contributed to the Operating Partnership represents the predecessor of the Company (the "Predecessor"). The Company succeeded to the business of the Predecessor upon the consummation of the IPO and the contribution of the initial investments on October 29, 2004. The ultimate owners of the entities which comprise the Predecessor were NCIC and certain other persons who held minority ownership interests in such entities (collectively, the "Participants").

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

The following table lists the entities that comprise the Predecessor, the Predecessor's ownership and voting interests in and control of such entities and the accounting basis for the inclusion of such entities in the combined financial statements of the Predecessor.

Entity	Predecessor's Ownership and Voting Interest	Control	Predecessor Accounting Basis(1)	Ownership Interest Type
Real Estate Securities Business:
NS Advisors LLC ("NSA")	100%	Yes	Combined	Managing Member
NS CDO Holdings I, LLC	100%	Yes	Combined	Managing Member
NS CDO Holdings II, LLC	100%	Yes	Combined	Managing Member
Subordinate Real Estate Debt Business:
NorthStar Funding Managing Member LLC ("NFMM")	75%	Yes	Combined	Managing Member
NorthStar Funding Management LLC(2)	37.5%	No	Uncombined	Co-Managing Member
NorthStar Funding Investor Member LLC	100%	Yes	Combined	Managing Member
NorthStar Funding LLC (the "NSF Venture")	4.995%	No	Uncombined	Member
Net Lease Business: ALGM I Owners LLC ("ALGM")	97.50%	No	Uncombined	Member

(1)	The uncombined equity interests are held either directly or indirectly by the Predecessor and are accounted for under the equity method as further described in Note 2.

(2)	Owns 0.01% of NorthStar Funding LLC, the joint venture through which NCIC conducted its subordinate real estate debt business.

Prior to October 29, 2004, the Company and the Operating Partnership were majority-owned and controlled subsidiaries of NCIC and therefore the contribution of the Initial Investments by the NCIC Contributing Subsidiaries to the Operating Partnership for cash and OP Units was accounted for at NCIC's historical cost basis as reflected in the accompanying combined financial statements of the Predecessor, with the exception of certain minority interests.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

A summary of the Contribution Transactions and the accounting treatment by the Company for the minority interests in the Operating Partnership on consummation of the Contribution Transactions is as follows:

	Percentage Ownership Contributed by the Participants(d)	Percentage Ownership of Controlled Subsidiaries Owned by Third Parties and Participating in the Contribution Transactions		Percentage of Contributed Subsidiaries Acquired from Employee Prior to the Contribution Transactions		Basis at which Participants/ Employees Interest were Contributed
Real Estate Securities Business:
NSA	100%	23	%(a)	—	%(b)	Fair Value
NS CDO I Holding, LLC	100%	23	%(a)			Fair Value
NS CDO II Holding, LLC	100%	23	%(a)			Fair Value
Subordinate Real Estate Debt Business:
NFMM	100%	0	%(c)	25	%(c)	Fair Value
NorthStar Funding Investor Member LLC	100%	0%				N/A
Net Lease Business:
ALGM	97.50%	0%				N/A

(a)	Represents minority interest in Presidio Capital Investment Company LLC, a majority-owned and controlled subsidiary of NorthStar Partnership, L.P. ("NPLP") which directly owned and controlled the real estate securities business of NCIC.

(b)	An employee of NCIC held a 15% profit sharing right in NSA, which was acquired by an NCIC majority-owned and controlled subsidiary immediately prior to the Contribution Transactions. This profit sharing right was a compensation arrangement and does not represent legal ownership, or a minority interest.

(c)	A 25% profits interest in NFMM was held by two employees of NCIC and was acquired by an NCIC majority-owned and controlled subsidiary immediately prior to the Contribution Transactions.

(d)	NPLP has a minority ownership interest of approximately 26.7%. However, such interest did not directly participate in the Contribution Transactions with the NCIC Contributing Subsidiaries, the Company and the Operating Partnership. Accordingly, such minority interest, together with all of the interests of NCIC Contributing Subsidiaries, were contributed to the Operating Partnership on a historical cost basis, except as described above.

2.    Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated and combined financial statements of the Company and the Predecessor, respectively, are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation and Combination

The Company

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

The Predecessor

The combined and uncombined interests in entities contributed to the Operating Partnership have been aggregated to form the Predecessor. The interests in entities contributed to the Operating Partnership, which were controlled by NCIC, are reflected in the Predecessor on a combined basis. All intercompany accounts have been eliminated in combination.

In December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No 46R ("FIN 46R") "Consolidation of Variable Interest Entities" to replace Interpretation No 46 ("FIN 46"), which was issued in January 2003. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) has not been capitalized with sufficient financial resources for the entity to support its activities or (b) has equity investors with disproportionate rights and substantially all of the entity's activities are conducted on behalf of an investor with disproportionately few voting rights. FIN 46R requires a variable interest entity to be consolidated by the primary beneficiary, which is the entity subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. The Company and the Predecessor have adopted FIN 46R and analyzed the applicability of this interpretation. The Company and the Predecessor have interests in two variable interest entities, however neither the Company nor the Predecessor are the primary beneficiary and in accordance with FIN 46R have not consolidated the variable interest entities. See Note 5 for a description of the variable interest entities.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Operating Real Estate

Operating real estate is carried at historical cost less accumulated depreciation and any write-downs for impairment.

Buildings are being depreciated by the straight-line method over 39 years. Leasehold interests and leasehold improvements are being depreciated by the straight-line method over the term of the respective master leases, which range from approximately 1 to 25 years.

The Company is the lessee of two retail locations under capital leases expiring in 2029 and 2072, respectively. The assets and liabilities under capital leases are recorded at the present value of the future minimum lease payments. The assets are being depreciated by the straight-line method over the shorter of their related lease terms or their estimated useful lives of 40 years.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Upon determination that an impairment exists, the related asset is written down to its estimated fair value. No impairment reserves have been recorded in the accompanying consolidated financial statements.

Investments in and Advances to Unconsolidated/Uncombined Ventures

The Company and the Predecessor have various investments in unconsolidated/uncombined ventures. In circumstances where the Company and the Predecessor have a non-controlling interest but are deemed to be able to exert influence over the affairs of the enterprise (generally, holding above 3% of the total equity of the venture), the Company and the Predecessor utilize the equity

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

method of accounting. Under the equity method of accounting, the initial investment each period is increased for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses.

Management periodically reviews its investments for impairment based on projected cash flows from the venture over the holding period. When any impairment is identified, the investments are written down to recoverable amounts.

Debt Securities Available for Sale

The Company and the Predecessor have designated their investments in CDO I and CDO II (described in Note 4) as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. Debt securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The Company's investments in CDO I and CDO II are relatively illiquid, and their value must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and current spreads. Changes in the valuations do not affect either the Company's or the Predecessor's reported income or cash flows, but impact stockholders' equity and owners' equity, respectively.

Management must also assess whether unrealized losses on securities reflect a decline in value which is other than temporary, and, accordingly, write the impaired securities down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Pursuant to Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," the Company and the Predecessor (prior to the IPO) recognize interest income from its purchased beneficial interests in securitized financial interests on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, the Company calculates a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

Debt Securities Held-for-Trading

The Company has designated certain securities as assets held-for-trading because the Company intends to hold them for short periods of time. Securities held-for-trading are carried at estimated fair value with net unrealized gains or losses included in the consolidated statement of operations.

Subordinate Real Estate Debt Investments

Investments in unsecuritized loans, either direct or participating interests, are recorded at their purchased cost. Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method.

Interest income from the Company's unsecuritized loan investments is recognized on an accrual basis over the life of the investment using the effective interest method. Additional interest to be collected at payoff is recognized over the term of the loan as an adjustment to yield.

Allowances for loan investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date.

The Company defers costs incurred related to the acquisition or underwriting of loan investments, as well as an origination fees received. The net balance of costs/fees is amortized using the effective interest method over the life of the related unsecuritized loan investment. The amortization is reflected as a component of interest income. As of December 31, 2004, the Company has recorded deferred loan origination fees and deferred acquisition costs of ($347,000) and $75,000, respectively, which are included net in other liabilities in the consolidated balance sheet.

Cash and Cash Equivalents

The Company and the Predecessor consider all highly liquid investments that have remaining maturity dates of three months or less when purchased to be cash equivalents. Cash, including amounts restricted, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $100,000 per institution at December 31, 2004. The Company and the Predecessor mitigate their risk by placing cash and cash equivalents and restricted cash with high quality financial institutions.

Restricted Cash

Restricted cash consists of escrows for taxes, insurance, leasing costs, capital expenditures, tenant security deposits and payments required under certain leases.

Deferred Costs and Intangible Assets, Net

Deferred lease costs consist of fees incurred to initiate and renew operating leases. Lease costs are being amortized by the straight-line method over the terms of the respective leases.

Financing costs represent commitment fees, legal and other third party costs associated with obtaining financing. These costs are amortized over the term of the financing. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period the financing transaction was terminated.

The Company has recorded purchased intangible assets related to the acquisition of minority interests in NFMM and NSA, which are being amortized over the life of the revenue stream giving rise to the valuation of these interests, 3.2 and 7.7 years, respectively. See Note 9.

Short Sales

The Company may sell securities that it does not own ("short sales"). Short sales are typically entered into by the Company as a hedge to offset a future liability or changes in the market value of an asset resulting from changes in interest rates. To complete a short sale, the Company will arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company from the short sale are retained by the broker until the Company replaces the borrowed securities. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss,

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

unlimited as to dollar amount, will be realized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sales is recorded at fair value, which is the market price of the security to be acquired to effect repayment. Unrealized gains or losses on such short sale obligations are included in unrealized loss on investments in the consolidated statement of operations. The Company is exposed to credit loss in the event of nonperformance by the broker that holds a deposit as collateral for securities borrowed. However, the Company does not anticipate nonperformance by the broker. The Company has $24.1 million in short sales which are recorded in securities sold not yet purchased on the consolidated balance sheet at December 31, 2004.

Minority Interest

Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "'Unit Holders"). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the "Common" Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership.

Minority interest at December 31, 2004 represents 18.2% of all vested Unit Holders. In conjunction with the formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received OP Units. Upon consummation of the IPO, 19.0% of the carrying value of the net assets of the Operating Partnership was allocated to minority interest. As a result of the exercise of the underwriters' over-allotment option of 1,160,750 shares on November 19, 2004, the minority interests were reduced to 18.2%.

Under their respective contribution agreements, NCIC and affiliates directly and/or indirectly received 4,705,915 OP Units.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with the Company's IPO are reflected as a reduction of additional paid-in-capital.

Revenue Recognition

Rental income from leases is recognized on a straight-line basis over the noncancelable term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable in the accompanying consolidated balance sheet.

Tenant reimbursement income is recognized in the period in which the related expense is incurred. Rental revenue, which is based upon a percentage of the sales recorded by the Company's tenants is recognized in the period such sales were earned by the respective tenants.

The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent and other payments as due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectibility of such amounts.

Interest income from debt securities available for sale and held for trading is recognized on the accrual basis of accounting over the life of the investment on a yield-to-maturity basis.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Advisory fee income from both third parties and affiliates are recognized on the accrual basis as services are rendered and the fee income is contractually earned in accordance with the respective agreements. Fees from affiliated ventures accounted for under the equity method, such as from the NSF Venture, are partially eliminated against the related equity in earnings in such affiliated ventures to the extent of the Company's ownership.

The Company earns incentive income related to the performance of the NSF Venture through NFMM, who, as the managing member of the NSF Venture, is entitled to a promoted interest (i.e., the distribution of a disproportionate allocation of cash flow) after other members have obtained a specified return threshold and return of capital. The Company follows Method 1 of Emerging Issues Task Force ("EITF") Topic D-96 for recording such incentive income. Under Method 1 of EITF Topic D-96, no incentive income is recorded until all contingencies have been eliminated. Incentive income distributions received by NFMM, which are subject to refund to the NSF Venture if certain return thresholds are not met, are recorded as unearned income (a liability) on the consolidated balance sheet. In 2004, the Predecessor and Company, through NFMM, received incentive income distributions from the NSF Venture in the amount of approximately $180,000 and $47,000 in the periods January 1, 2004 through October 28, 2004 and October 29, 2004 through December 31, 2004, respectively, which are included in Other liabilities in the accompanying consolidated balance sheet. The Predecessor received no such distributions in 2003 or 2002.

Rent Expense

Rent expense, which is included in real estate properties operating expenses in the consolidated statement of operations, is recorded on a straight-line basis over the term of the respective leases. The excess of rent expense incurred on a straight-line basis over rent expense, as it becomes payable according to the terms of the lease, is recorded as rent payable and is included in other liabilities in the consolidated balance sheet at December 31, 2004.

Risks and Uncertainties

In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company's securities, loans, leases, and derivatives that result from a borrower's, lessee's or derivative counterparty's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and real estate, or in derivatives, such as the CDO Deposit and Warehouse Agreement (described in Note 4) and the Company's investment in the CDO Issuers, due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held by the Company. Management believes that the carrying values of its investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

Income Taxes

The Company will elect to be treated as a REIT under Internal Revenue Code Sections 856 through 859 and intends to remain so qualified. As a REIT, the Company generally is not subject to Federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

REIT subsidiaries (each a "TRS"). In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is generally subject to regular corporate income tax. However, the Company has established its TRS in a jurisdiction for which no taxes are assessed on corporate earnings.

The Predecessor's combined entities were limited liability companies and as such, the income of such entities was reportable in the income tax returns of the members. Accordingly, no income tax provision is recorded in the accompanying combined financial statements of the Predecessor.

Derivatives and Hedging Activities

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments of each period will affect the consolidated financial statements of the Company differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge or a fair value hedge.

Generally, all derivatives entered into by the Company are intended to qualify as hedges under accounting principals generally accepted in the United States, unless specifically stated otherwise. Toward this end, the terms of hedges are matched closely to the terms of hedged items.

With respect to derivative instruments that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such derivatives are recognized currently in income. The Company's CDO Deposit and Warehouse Agreements have been designated as non-hedge derivatives.

The Company's derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions with good credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

Comprehensive Income

Comprehensive income or (loss) is recorded in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income (loss), is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on debt securities available for sale and changes in the fair value of derivative financial instruments accounted for as cash flow hedges.

Stock Based Compensation

The Company has adopted the fair value method of accounting prescribed in SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") (as amended by SFAS No. 148) for its equity based compensation awards. SFAS 123 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. All fixed equity based awards to employees and directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period based on the fair value of the award at the date of grant.

In December 2004, FASB issued SFAS No. 123R, "Share-Based Payments." This statement is a revision to SFAS 123, and supersedes APB Opinion No. 25, "Accounting for Stock Issued to

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Employees." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123R during the year ended December 31, 2005. The Company does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

Earnings Per Share

The Company's basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For purposes of calculating earnings per share, the Company considered all unvested restricted stock which participate in the dividends of the Company to be outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock, where such exercise or conversion would result in a lower EPS amount.

This also includes units of limited partnership interest in the Operating Partnership. The dilutive effects of units of limited partnership interest and their equivalents are computed using the "treasury stock" method. For the period of October 29, 2004 through December 31, 2004, the Company did not present diluted EPS as a result of a net loss available to common share holders for the period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    Operating Real Estate

At December 31, 2004, the New York property portfolio consists of two fee and six leasehold interests in retail and commercial properties in the Times Square and midtown Manhattan area of New York City (the "ALGM Properties"). Two of these properties are recorded as capital leases. Two additional leasehold interests were held for a portion of 2003 until the expiration of their lease terms. The Company leases and subleases space in its properties to various retail and commercial third party tenants.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Operating real estate at December 31, 2004 is summarized as follows (in thousands):

	Total	Fee Owned	Leasehold Interests	Capital Leases
Land	$7,597	$7,597	$—	$—
Buildings	33,396	30,368	—	3,028
Leasehold interests	12,518	—	12,518	—
Improvements	687	—	143	544
	54,198	37,965	12,661	3,572
Less accumulated depreciation	10,654	4,401	5,133	1,120
Operating real estate, net	$43,544	$33,564	$7,528	$2,452

During 2003 and until the IPO in 2004, the Predecessor's interest in ALGM was uncombined. With the proceeds of the IPO, the Company acquired the managing members' interest in ALGM and thereafter, as a wholly owned subsidiary, was consolidated by the Company. The excess of the purchase price over the book value of equity acquired was allocated to the assets of ALGM as a step up in basis based on the relative fair value of the assets. Depreciation expense was $362,000 for the period October 29, 2004 through December 31, 2004.

4.    CDO Deposit and Warehouse Agreement

In September 2004, the Predecessor entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the Predecessor's direction, with the expectation of selling such securities to the Predecessor's third CDO issuer ("CDO III"). The Predecessor was required to pledge up to $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. This security was in the form of a pledge of the Predecessor's preferred shares of CDO I for acquisitions of securities up to $150 million and cash deposits of up to $5.7 million to cover the accumulation of securities from $150 million to the maximum of $400 million. In November 2004, the Company made a $2.5 million cash deposit as required under this warehouse agreement. The bank has accumulated approximately $226 million of real estate securities under the terms of the warehouse agreement as of December 31, 2004. The CDO III warehouse agreement also provides for the Predecessor's and the Company's notional participation in the income that the assets generate after deducting a notional debt cost. An unrealized gain on the warehouse agreement for CDO III of $0.3 million was recognized for the period January 1, 2004 through October 28, 2004 by the Predecessor and $0.2 million was recognized for the period October 29, 2004 to December 31, 2004, by the Company, which is shown in the combined and consolidated statements of operations.

In January 2005, the pledge of our approximately 83% equity interest in CDO I was replaced with an additional cash deposit of $15.0 million, for a total cash deposit of $17.5 million, which represented the purchase price for the $23 million face amount of unrated Class E Subordinate Income Notes of CDO III which the Company acquired at the closing on March 10, 2005. The Company also purchased the BB-rated Class D Notes, with a face amount of $16.0 million, for $14.1 million. The Company partially financed the acquisition of the Class D Notes with a $9.1 million advance from our DBAG facility, defined herein.

5.    Debt Securities Available for Sale

CDO I

On August 21, 2003, the first CDO Offering was completed by the Predecessor through its majority-owned subsidiaries, N-Star Real Estate CDO I Ltd. and N-Star Real Estate CDO I Corp.,

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

the issuer and co-issuer, respectively (collectively "CDO I"). CDO I purchased all of the securities accumulated under the CDO Deposit and Warehouse Agreement and financed the purchase through the issuance of collateralized debt obligations and the issuance of certain equity securities. The Predecessor, through NS CDO Holdings I LLC, acquired 15,833 preferred shares of CDO I with a liquidation preference of $15.8 million for $10 million. These preferred shares represent 83.33% of the preferred equity of CDO I. Unlike the other participants in CDO I, who are debt holders, the Predecessor and the other preferred equity holders have residual interests in the net cash flow of CDO I, and therefore bear the first risk of loss. Based on an analysis of the Predecessor's interest in CDO I as a variable interest entity under FIN 46R, management considered the impact of all cash flows from the Predecessor's equity interest in CDO I and all collateral management fees to be received by the Predecessor from CDO I. The Predecessor's variable interest in these cash flows was compared to the other variable interests, including the minority preferred equity holder, the swap counterparty, the senior classes of CDO debt and the Class D CDO debt. Based on management's analysis, no single variable interest holder absorbs a majority of the expected losses or is entitled to a majority of the expected residual returns. Accordingly, CDO I's financial statements were not consolidated into the Company's financial statements as of December 31, 2004 or the Predecessor's financial statements as of December 31, 2003 because neither the Company nor the Predecessor is the primary beneficiary. The Company's and the Predecessor's interest in CDO I is accounted for as a debt security available for sale pursuant to EITF 99-20. The Predecessor has recorded an unrealized gain of approximately $2.0 million for the period of January 1, 2004 through October 28, 2004 and the Company recognized an unrealized loss of $0.1 million for the period of October 29, 2004 through December 31, 2004, which was recorded as a component of other comprehensive income in owners' equity and stockholders' equity, respectively. The Company's potential loss in CDO I is limited to its investment in CDO I of approximately $10.4 million, which is included in the Company's consolidated balance sheet at December 31, 2004.

The following is a summary of the real estate securities, which are held by CDO I at December 31, 2004 (in thousands):

				Weighted Average
	Principal	Percentage of Principal	Carrying Value	Rating	Coupon	Term (Years)
CMBS	$227,363	63%	$237,069	BBB–	6.53%	6.92
Unsecured REIT Debt	115,520	33%	124,041	BBB/BBB–	6.49%	7.43
Real Estate CDO	18,000	4%	18,899	BBB/BBB–	7.75%	8.02
Total	$360,883	100.00%	$380,009	BBB–	6.58%	7.14

The following table lists the CDO bonds payable for CDO I at December 31, 2004 (in thousands):

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Class	Original Note Balance	Principal Repayments	Unamortized Bond Discount	Carrying Value At 12/31/04	Note Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$250,000	$(41,327)	—	$208,673	LIBOR + 0.42%	8/1/2038	Aaa/AAA/AAA
A-2A	45,000	—	—	45,000	LIBOR + 0.95%	8/1/2038	Aa2/AAA/AAA
A-2B	15,000	—	—	15,000	5.68%	8/1/2038	Aa2/AAA/AAA
B-1	15,000	—	—	15,000	LIBOR + 1.675%	8/1/2038	NR/A/A
B-2	10,000	—	—	10,000	LIBOR + 1.80%	8/1/2038	A3/A–/A–
C-1A	5,000	—	—	5,000	LIBOR + 3.00%	8/1/2038	Baa3/BBB+/BBB+
C-1B	5,000	—	—	5,000	7.70%	8/1/2038	Baa3/BBB+/BBB+
C-2	24,000	—	$(2,189)	21,811	7.01%	8/1/2038	NR/BBB/BBB
D-1A	10,000	—	(1,879)	8,121	LIBOR + 2.30%	8/1/2038	NR/BB+/BB+
D-1B	4,000	—	(749)	3,251	7.01%	8/1/2038	NR/BB+/BB+
	$383,000	$(41,327)	$(4,817)	$336,856

The weighted average interest rate for the CDO bonds payable was 3.61% at December 31, 2004.

CDO II

In July 2004, the Predecessor completed its second CDO issuance through a majority-owned subsidiary, NS CDO II, Ltd., the issuer of the CDO ("CDO II"). CDO II acquired approximately $400 million of securities accumulated by a major commercial bank under the CDO II warehouse agreement and financed the purchase through the issuance of collateralized debt securities and unrated income notes. The Predecessor purchased $35.0 million of subordinated securities of this CDO issuance at a price of $27.4 million. This investment was recorded at $27.5 million as it includes the rollover of the Predecessor's share of the unrealized gains on the warehouse agreement accumulated during the warehouse period. These securities consist of the "BB" rated junior classes of debt securities and the unrated income notes, which effectively represent the residual interest in CDO II. The warehouse facility was terminated upon closing of CDO II in July 2004. The Predecessor's deposit was applied to the purchase price, $17.4 million was borrowed under a short-term facility with the warehouse bank and the balance of the purchase price was paid from working capital and an additional capital contribution by NSA. The Predecessor has recorded an unrealized loss of approximately $0.2 million for the period of January 1, 2004 through October 28, 2004 and the Company has recorded an unrealized gain of $0.1 million for the period of October 29, 2004 through December 31, 2004, related to the change in the fair value of CDO II's residual equity and the BB notes, which has been recorded as a component of other comprehensive income in owners equity and stockholders' equity, respectively.

Based on an analysis of the Predecessor's interest in CDO II as a variable interest entity under FIN 46R, management considered the impact of all cash flows from the Predecessor's equity interest in CDO II, the BB notes, and all collateral management fees to be received by the Predecessor from CDO II. The Predecessor's variable interest in these cash flows was compared to the other variable interests including the unrated income note holder, the swap counterparty, the senior classes of CDO debt and the Class D CDO debt. Based on management's analysis, no single variable interest holder absorbs a majority of the expected losses or is entitled to a majority of the expected residual returns. Accordingly, CDO II's financial statements were not consolidated into either the Predecessor's or the Company's financial statements as of December 31, 2004 and 2003, because neither the Predecessor nor the Company is the primary beneficiary. The Predecessor's and the Company's investment in the unrated income notes of CDO II is accounted for as a debt security available for sale pursuant to EITF 99-20. The Company's potential loss in CDO II is limited to its investment in CDO II of approximately $27.3 million, which is included in the consolidated balance sheet at December 31, 2004.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

The following is a summary of the real estate securities, which are held by CDO II at December 31, 2004 (in thousands):

				Weighted Average
	Principal	% of Principal	Carrying Value	Rating	Coupon	Term (Years)
CMBS	$284,029	72%	$286,587	BBB	6.39%	7.61
Unsecured REIT Debt	94,615	23%	93,008	BBB-	5.32%	8.40
Real Estate CDO	20,388	5%	21,013	BBB–	5.74%	9.31
Total	$399,032	100%	$400,608	BBB/BBB–	6.11%	7.88

The following table lists the CDO bonds payable for CDO II at December 31, 2004 (in thousands):

Class	Original Note Balance	Principal Repayment	Unamortized Bond Discount	Carrying Value At 12/31/04	Note Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$236,000	$(2,863)	—	$233,137	LIBOR + 0.35%	6/1/2039	Aaa/AAA/AAA
A-2A	42,000	—	—	42,000	LIBOR + 0.55%	6/1/2039	NR/AAA/AAA
A-2B	15,000	—	—	15,000	5.55%	6/1/2039	NR/AAA/AAA
B-1	12,000	—	—	12,000	LIBOR + 0.8%	6/1/2039	A2/A/A
B-2	14,000	—	—	14,000	LIBOR + 1.05%	6/1/2039	A3/A–/A–
C-1	24,000	—	$(122)	23,878	LIBOR + 2.00%	6/1/2039	Baa3/BBB+/BBB+
C-2a	6,000	—	—	6,000	LIBOR + 2.35%	6/1/2039	NR/BBB/BBB
C-2b	16,000	—	(982)	15,018	6.591%	6/1/2039	NR/BBB/BBB
D	15,000	—	(2,578)	12,422	6.820%	6/1/2039	NR/BB/BB
	$380,000	$(2,863)	$(3,682)	$373,455

The weighted average interest rate for the CDO bonds payable was 3.40% at December 31, 2004.

6.    Debt Securities Held-for-Trading

Subsequent to the IPO in October 2004, the Company made temporary investments in $1.31 billion of primarily AAA-rated, short-term, floating rate securities, which are backed by commercial or residential mortgage loans. These investments were financed through repurchase agreements with Citigroup Global Markets, Inc. and Greenwich Capital Markets, Inc. whereby the Company borrowed approximately $1.25 billion and funded the remaining balance of approximately $55 million in cash. The repurchase obligations generally mature and reinvest every thirty days with an interest rate of LIBOR plus 0.13% to 0.65% with a weighted average aggregate interest rate of 2.367% at December 31, 2004. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. In December 2004, the Company sold $432.1 million of these temporary investments and repaid the associated repurchase obligations, recognizing a gain on the sale of approximately $0.3 million.

As of December 31, 2004, the Company's debt securities held for trading had a market value of $826.6 million and the remaining obligations under the related repurchase agreements amounted to $790.2 million. Two issuers of these debt securities represent 11% and 19%, respectively, of the total market value of the debt securities held for trading at December 31, 2004. For the period October 29, 2004 through December 31, 2004, the Company recorded an unrealized loss related to the change in fair value of these securities of $0.1 million, interest income of $3.1 million and interest expense in the amount of $3.0 million, related to the repurchase obligations.

The Company's temporary investment strategy was designed to generate sufficient qualifying income during the two-month period before the Company's December 31, 2004 fiscal year-end so that

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

the Company would be able to meet all of the REIT compliance requirements in advance of deploying capital pursuant to the Company's long-term business plan. From January 1, 2005 through March 25, 2005, the Company sold $465.8 million of these temporary investments and repaid $442.5 million of the associated repurchase agreements. The Company expects to liquidate the balance of the portfolio as funding is required for new long term investments.

7.    Subordinate Real Estate Debt Investments

At December 31, 2004, the Company's investments in subordinate real estate debt investments are as follows, (in thousands):

Loan Name/Collateral	Loan Type	Principal Amount	Initial Maturity	Extension Options	Interest Rate Index and Spread	December 31, 2004 Interest Rate
New York Office Building	Junior Participation Interest in First Mortgage Loan	$24,000	8/9/2006	Three 1-year	LIBOR plus 3.75%	6.17%
Hotel Portfolio	Mezzanine Loan	22,000	7/9/2006	Three 1-year	LIBOR plus 4.75%	7.17%
Residential Condominium Conversion	Junior Participation Interest in First Mortgage Loan	24,841	10/9/2006	One 1-year for 0.25% fee	LIBOR plus 5.60%	8.03%
Total		$70,841

As of December 31, 2004, all loans were performing in accordance with the terms of the loan agreements.

8.    Investments in and Advances to Unconsolidated/Uncombined Ventures

The Company and Predecessor has a non-controlling, unconsolidated/uncombined ownership interest in entities that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

ALGM:

The Predecessor owned a 97.5% non-controlling interest in ALGM at December 31, 2003. ALGM owns leasehold interests in eight net leased retail properties and fee simple interests in two retail/office properties. Prior to the contribution of the Initial Investments, the Predecessor accounted for its investment in ALGM under the equity method of accounting. At December 31, 2003, the Predecessor had an investment of approximately $9.8 million.

Concurrently with the contribution of the Initial Investments to the Operating Partnership and the IPO, the Company purchased the remaining 2.5% managing equity interest, which is also entitled to a special allocation of profits in ALGM, from ALGM I LLC, a related party, with $1.6 million of the proceeds of the IPO. As of October 29, 2004 ALGM is a wholly-owned subsidiary and accordingly has been consolidated in the Company's financial statements.

NSF Venture:

The NSF Venture was formed to acquire and originate subordinate debt instruments on real estate assets. The NSF Venture was determined to be a variable interest entity pursuant to FIN 46R. Neither the Predecessor nor the Company was determined to be the primary beneficiary. Accordingly,

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

the NSF Venture is not consolidated into the Company's or Predecessor's financial statements and is accounted for under the equity method.

At December 31, 2004, the Company has an investment of approximately $5.4 million, which is included in investments in and advances to unconsolidated/uncombined ventures in the accompanying consolidated balance sheet. At December 31, 2003, the Predecessor had an investment of approximately $5.7 million. Through December 31, 2004, the NSF Venture has invested approximately $135.2 million of its total committed equity capital of $200 million, $6.8 million of which was funded by the Predecessor.

Reconciliation between the operating data for all unconsolidated/uncombined ventures and equity in earnings is as follows :

	The Company	The Predecessor
	For the period ended		For the year ended
	October 29, 2004 - December 31, 2004	January 1, 2004 - October 28, 2004	2003	2002
Net income	$2,136,000	$11,515,000	$7,854,000	$1,575,000
Other partners' share of income	(2,063,000)	(10,032,000)	(5,832,000)	(196,000)
Elimination entries	10,000	44,000	35,000	—
Step up costs	—	(7,000)	(9,000)	(10,000)
Earnings from unconsolidated/ uncombined ventures	$83,000	$1,520,000	$2,048,000	$1,369,000

Reconciliation between the Company's investment in unconsolidated entities as of December 31, 2004 and Predecessor's investments in uncombined entities as of December 31, 2003 and their portion of underlying equity is as follows:

	December 31, 2004	December 31, 2003
Company's/Predecessor's equity in uncombined entities	$5,274,000	$15,299,000
Elimination entry.	89,000	35,000
Purchase price basis difference	—	203,000
Investment in and advances to unconsolidated/uncombined ventures	$5,363,000	$15,537,000

9.    Deferred Costs and Intangible Assets, Net

Deferred costs and intangible assets consisted of the following:

	December 31, 2004	December 31, 2003
Deferred lease costs	$1,803,000	$—
Deferred loan costs	3,360,000	—
Intangible assets	1,396,000	—
Accumulated amortization	(2,326,000)	—
Deferred costs and intangible assets, net	$4,233,000	—

The intangible assets were recorded in connection with the acquisition of employee ownership interests in the subordinate real estate debt business and the minority interest in the real estate securities businesses as part of the Contribution Transactions. The Company purchased a 25% interest in NFMM from an employee and former employee of NCIC. The excess of the fair value of the employee interest over the historical book value was $558,000, which was recorded as a step-up in basis and recorded as an intangible asset. The intangible asset is being amortized on a straight line basis over the remaining life of the underlying assets giving rise to the revenue stream used in the

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

valuation with an estimated life of 3.2 years. The Company also purchased a 23% minority interest in NSA. The excess of the fair value of the minority interest over the historical book value of $839,000, was recorded as a step-up in basis and allocated to an intangible asset. The intangible asset is being amortized on a straight line basis over the remaining life of the underlying assets giving rise to the revenue stream used in the valuation with an estimated life of 7.7 years. The Company recognized $48,000 as amortization expense, relating to both acquisitions, which is reflected in the consolidated statement of operations for the period of October 29, 2004 through December 31, 2004.

10.    Borrowings

Repurchase agreements

On July 21, 2004, NS CDO Holdings II, LLC entered into a financing arrangement with Citigroup Global Markets Inc. ("Citigroup") and originally borrowed $17.4 million under a repurchase agreement that is being accounted for as a secured borrowing since the Company maintains effective control of the financed assets. This financing is secured by the "BB" rated junior classes of debt securities and unrated income notes of CDO II. The financing matures on July 21, 2005 and bears interest at LIBOR plus 125 basis points. On November 3, 2004, the Company repaid $7.3 million of its short term loan payable to Citigroup, which was secured by the unrated income notes. The principal amount outstanding at December 31, 2004 is $10.2 million and the aggregate interest rate is 3.67% (LIBOR + 1.25%). The Predecessor and Company have incurred interest expense on these loans of approximately $0.3 million and $0.2 million, for the periods of January 1, 2004 through October 28, 2004 and from October 29, 2004 through December 31, 2004, respectively.

The Company's temporary investments, which are primarily AAA-rated, short-term, floating rate securities, backed by commercial or residential mortgage loans, were financed with repurchase agreements with Citigroup and Greenwich Capital Markets, Inc. The Company initially borrowed approximately $1.25 billion under repurchase agreements, of which $790.2 million was outstanding at December 31, 2004, approximately $754.3 million with Citigroup and $35.9 million with Greenwich. These repurchase obligations mature and reinvest every thirty days with an interest rate of LIBOR plus 0.13% to 0.65%, and carry a weighted average aggregate interest rate of 2.367% at December 31, 2004. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

Mortgage Notes Payable

On December 4, 2002, ALGM and its subsidiaries, as Borrowers, and NPLP, as guarantor, entered into a loan agreement (the "Loan") with Greenwich Capital Financial Products, Inc. (the "Lender") for a mortgage in the principal amount of $43.0 million. The Loan is secured by a first mortgage lien and security interests on the ALGM Properties, including the fee owned properties, six leasehold interests and all other property collateral therein, including assignments of leases and rents. Pursuant to the contribution agreement between NPLP and the Operating Partnership, the Operating Partnership provided full indemnification of any liability to NPLP under this limited guaranty. At December 31, 2004, NorthStar Partnership had a maximum exposure of $40.6 million under its "bad boy" guaranty to the Lender. NorthStar Partnership also provided the Lender with a limited repayment guaranty that may be triggered by the termination of a lease related to one of the ALGM Properties. The maximum exposure for such lease termination was equal to $2.5 million at December 31, 2004.

The Loan was scheduled to mature on January 1, 2005 and bears interest at the greater of 2%, or thirty-day LIBOR, adjusted monthly, plus 3.60%, which aggregate rate was 5.91% and 5.60% at December 31, 2004 and 2003, respectively. The Loan requires monthly payments of interest in arrears and principal sufficient to amortize the loan over a period of 200 months using an assumed interest

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

rate of 8.50% per annum, as well as monthly escrow deposits for real estate taxes, insurance, capital expenses and tenant rollover reserves, as defined. The Loan had three one-year extension periods provided that ALGM meets certain conditions, as defined, and, for the second and third extension periods only, subject to a fee equal to 0.75% of the then current loan amount. ALGM exercised the first extension option for one year to January 1, 2006. The Loan is subject to an exit fee of 1%, as defined, which is due and payable upon any repayment or prepayment of principal. Should the maturity date be extended beyond January 1, 2006, the exit fee will be waived. Based upon management's intent, the exit fee has been accrued and included in deferred financing costs and is being amortized over the life of the loan using the effective interest method. ALGM was not permitted to make any prepayments on the loan prior to June 30, 2004 (the "Lockout Date"). Thereafter, prepayment of the Loan is permitted subject to a varying prepayment premium, as defined. Notwithstanding the preceding, there will be no prepayment premium if the loan is repaid after July 1, 2005.

In accordance with the terms of the Loan, ALGM purchased an interest rate cap on a notional amount of $43.0 million capping LIBOR at 5%. The cap expired on January 1, 2005. In connection with the extension of the Loan agreement to January 1, 2006, ALGM purchased a replacement interest rate cap on a notional amount of $43.0 million capping LIBOR at 5%. The interest rate cap is included in deferred financing costs at its estimated fair market value of $0.0 million at December 31, 2004 and 2003. In the event the loan is extended, ALGM has agreed to purchase an interest rate cap on a notional amount equal to the then outstanding Loan amount capping LIBOR at 5% during the extension periods referred to above.

The Loan includes various financial covenants and restrictions, the most restrictive of which is a debt service coverage ratio (as defined). The Loan requires ALGM to establish and maintain certain escrowed reserve accounts for, among other things, payment of real estate taxes, capital expenditures and tenant rollover costs. Upon the occurrence of certain events at two of ALGM's properties (a "Trigger Event") affecting either ALGM's leases or the sub-leases entered into by ALGM's tenant, ALGM is required to deposit agreed upon amounts into a leasing reserve account. Such funds will be made available to ALGM to pay for costs incurred to lease the vacant space. In the event ALGM's tenant pays such leasing costs, the funds will be released to ALGM. Required deposits to this reserve, under certain circumstances, may be accumulated over a six-month period. In 2003, a Trigger Event occurred when one of the sub-tenants vacated. On November 1, 2003, ALGM made the first of six monthly required payments of $100,000 into this reserve based upon the occurrence of this Trigger Event. At December 31, 2004 the total of all escrow accounts amounted to $2.2 million and is included in restricted cash in the accompanying consolidated balance sheet.

ALGM and its subsidiaries have agreed to comply with environmental laws and have indemnified the Lender against all liabilities and expenses related thereto. The principal balance of the loan was $40.6 million at December 31, 2004. Interest expense incurred on this loan totaled $0.6 million for the period October 29, 2004 through December 31, 2004.

ALGM and the Lender have allocated the Loan to the ALGM Properties as agreed to and the allocated amounts will be the basis for the calculation of the mandatory prepayment amount (as defined) which would be required upon sale of any one or more of the ALGM Properties.

Credit Facility

On December 21, 2004, the Company entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (the "DBAG Facility") to finance its investment in first mortgage loans, B notes, mezzanine loans and rated real estate securities. The agreement has a three-year term and one one-year extension option. Advances under the agreement bear interest only at one month LIBOR, which is reset monthly, plus a spread ranging from 0.75% to 2.25%. DBAG facility contains certain covenants, the most restrictive of which, are requirements that the Company

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

maintain a minimum tangible net worth, including the minority interest in the Operating Partnership, of no less than $125 million, and commencing on April 1, 2005, an interest rate coverage ratio in excess of 1.5 to 1, and a recourse debt to tangible net worth ratio of no more than 3.5 to 1. As of December 31, 2004, $27.8 million was outstanding under this facility. The Company incurred interest expense of $20,000 for the period of October 29, 2004 through December 31, 2004. The DBAG Facility is collateralized by the Company's subordinate real estate debt investments.

Scheduled principal payment requirements on the Company's borrowings are as follows as of December 31, 2004:

Years ending December 31,	Total	Mortgage loan – ALGM	DBAG Facility	Repurchase agreements
2005	$800,418,000	$—	$—	$800,418,000
2006	40,557,000	40,557,000	—	—
2007	27,821,000	—	27,821,000	—
Total	$868,796,000	$40,557,000	$27,821,000	$800,418,000

11.    Obligations Under Capital Leases

ALGM is the lessee of two locations under capital leases. The following is a schedule of minimum future rentals under capital leases as of December 31, 2004:

Years ending December 31:
2005	$262,000
2006	262,000
2007	262,000
2008	342,000
2009	382,000
Thereafter	15,269,000
Total minimum lease payments	16,779,000
Less amounts representing interest	13,476,000
Present value of future minimum lease payments	$3,303,000

Interest on the above capital leases was imputed at ALGM's incremental borrowing rate of 10% at the acquisition date of each lease. Interest expense incurred on the above capital leases totaled $58,000 for the period October 29, 2004 to December 31, 2004.

Under one of the capital leases, ALGM also pays rent equal to 15% of the minimum rental income received from ALGM's sub-tenant. The following is a schedule of minimum future rentals due to the lessor based on ALGM's existing sub-lease as of December 31, 2004.

Years ending December 31:
2005	$90,000
2006	90,000
2007	98,000
2008	105,000
2009	105,000
Thereafter	863,000
Total minimum lease payments	$1,351,000

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

12.    Commitments – Rent Under Operating Master Leases

At December 31, 2004, future minimum rental payments to be made by ALGM under operating leases for the leasehold interests are as follows:

Years ending December 31:
2005	$442,000
2006	245,000
2007	85,000
2008	85,000
2009	85,000
$942,000

ALGM's leasehold interests are generally pursuant to net leases whereby ALGM is responsible for its allocable share of real estate taxes, for all operating expenses and for the general maintenance of the premises subject to the lease. Rents under such leases aggregated $75,000, for the period from October 29, 2004 to December 31, 2004. The properties under the operating leases are in turn subleased to unrelated parties.

13.    Rental Income Under Operating Leases

Rental income from real estate is derived from the leasing and sub-leasing of space to commercial tenants. The leases are for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments.

A significant concentration of the Company's credit risk associated with its tenant leases is from National Restaurants Management, Inc. and affiliates ("NRMI"), which holds subleases at three of the Company's properties. NRMI rental income net of reserves comprised approximately 50% of rental income for the period October 29, 2004 to December 31, 2004 and 78% of future minimum rental income at December 31, 2004. Unbilled rents receivable from NRMI, net of reserves, comprised approximately 75% of all unbilled rents receivable at December 31, 2004. Due to outstanding litigation matters with NRMI, which brings into question the full realization of future rents (Note 16), for the period October 29, 2004 to December 31, 2004, a reserve of 50% of all unbilled rent recorded related to NRMI has been provided.

The following is a schedule of future minimum rental income under non-cancelable leases at December 31, 2004:

Years ending December 31:
2004	$8,466,000
2005	7,866,000
2006	7,971,000
2007	8,234,000
2008	8,366,000
Thereafter	92,007,000
$132,910,000

Included in rental income is percentage rent of $411,000 for the period October 29, 2004 to December 31, 2004.

14.    Related Party Transactions

Shared Facilities and Services Agreement

Upon consummation of the IPO, the Company entered into a one-year agreement with NCIC pursuant to which NCIC will agree to provide the Company, directly or through its subsidiaries, with

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

facilities and services as follows: 1) fully-furnished office space for the Company's employees at NCIC's corporate headquarters; 2) use of common facilities and office equipment, supplies and storage space at NCIC's corporate headquarters; 3) accounting support and treasury functions; 4) tax planning and REIT compliance advisory services; and 5) other administrative services, for an annual fee of $1.57 million, payable in monthly installments, plus additional charges for out-of-pocket expenses and taxes. This fee is subject to reduction by the amount that the Company pays certain employees of NCIC who became co-employees upon consummation of the IPO.

After the initial one-year term of the agreement, the Company may elect to discontinue receiving any of the facilities or services set forth above upon 90 days written notice by the Company to NCIC. NCIC may discontinue providing a particular service to the Company upon 90 days written notice to the Company stating that NCIC intends to discontinue permanently the provision of that service to its own internal organizations. NCIC may also discontinue providing office facilities to the Company upon 180 days written notice to the Company. In any of these cases, a reduction corresponding to the portion of the fee discussed above that relates to the discontinued facility or service will be made. The agreement is renewable for additional one-year periods upon the mutual agreement of NCIC and the Company, together with a vote of the majority of the Company's independent directors.

Total fees, and expenses incurred by the Company under the shared facilities and services agreement amounted to $0.2 million for the period from October 29, 2004 to December 31, 2004. No amounts were payable to NCIC at December 31, 2004.

Advisory Fees — CDO I and II

NS Advisors LLC

In August 2003 and July 2004, CDO I and CDO II entered into agreements with the Predecessor, through NSA, to perform certain advisory services.

The Company and Predecessor earned total fees of approximately $471,000 and $1,595,000 for the periods October 29 to December 31, 2004 and January 1 to October 28, 2004 respectively and $504,000 for the year ended December 31, 2003, of which $82,000 and $117,000 is unpaid and included in the Company's and Predecessor's balance sheets as of December 31, 2004 and December 31, 2003, respectively, as due from affiliates.

The Predecessor also earned structuring fees of $500,000 in connection with the closing of both CDO I and II in August 2003 and July 2004, respectively, which was used to reduce its investments in debt securities available for sale.

NSF Venture

In 2001, NCIC entered into an advisory agreement with the NSF Venture, whereby it receives as compensation for its management of the origination and underwriting of the investments of the NSF Venture, an advisory fee equal to 1% per annum of the capital invested by the NSF Venture. In November 2003, NCIC assigned the right to receive such fees to NFMM. For years prior to such assignment, the advisory fees have been reflected as part of the Predecessor with a corresponding decrease in contributed capital. The Company and Predecessor earned and recognized fees of approximately $192,000, $876,000, $522,000 and $8,000 for the periods October 29, 2004 to December 31, 2004, January 1 to October 28, 2004, and for the years ended December 31, 2003, and 2002, respectively. For the period prior to the IPO, the Predecessor recorded such fees as deemed distributions.

Due from Affiliates:

Included in due from affiliates is a cash balance held in the bank account of an affiliate of the parent company of NSA. The Predecessor could draw on this cash account at any time. The account had a balance of $0.0 million and $0.9 million at December 31, 2004 and 2003, respectively.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Management Fees

On December 28, 2004, ALGM terminated its existing asset management agreement with Emmes Asset Management Co. LLC ("Emmes"), an affiliate of NCIC. Pursuant to the termination provisions of the agreement, ALGM paid Emmes a contractual termination payment of approximately $385,000, which is equal to two quarters of payments of the annual existing fee. In addition, ALGM and Emmes entered into a new asset management agreement, which is cancelable on 30 days notice. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions. Total fees incurred under this agreement amounted to $516,000, including the termination payment of $385,000, for the period from October 29, 2004 to December 31, 2004.

15.    Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The CDO deposit and warehouse agreement and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value. Due to their floating rate, mortgage notes payable are carried at amounts, which reasonably approximate their fair value as determined by the Company.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

16.    Contingency

On August 21, 2003, an action was filed against ALGM in New York State Supreme Court, New York County (the "Complaint"). The Complaint was brought by 729 7th Realty Corp. (the "Tenant"), a subsidiary of NRMI that is the net lessee of the Condominium, to enforce certain rights it claims to have under its net lease with ALGM (the "Net Lease").

In its Complaint, Tenant asserts two causes of action against ALGM. In the first cause of action, Tenant seeks specific performance of its alleged right to require ALGM to provide a subordination, non-disturbance and attornment agreement (an "SNDA") to a subtenant (the "Subtenant") so that in the event the Net Lease is terminated, the proposed sublease (the "Sublease") would remain in effect. The second cause of action seeks a judgment in the amount of approximately $600,000 for damages that the Tenant allegedly suffered by reason of ALGM's refusal to provide the Subtenant with SNDA protection. The fee owner moved to dismiss the plaintiff's claim for monetary damages and that motion was granted on March 29, 2004.

ALGM has refused to grant SNDA protection to the Subtenant on the grounds that the proposed Sublease is configured in such a way so as to extract the most economically desirable portion of the Condominium for the Subtenant (an affiliate of the Tenant) rendering the remaining space that would revert to ALGM upon a termination of the Net Lease unmarketable. Under the terms of the Net Lease, ALGM believes it has no obligation to provide SNDA protection to a proposed subtenant where, in ALGM's discretion, the remaining space would be rendered unmarketable.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

In response to the Complaint, on September 24, 2003, ALGM moved to dismiss the second cause of action on the grounds that the Net Lease prohibits the recovery of monetary damages that may result from ALGM's refusal to provide proposed subtenants with SNDA protection (the "Motion"). ALGM's time to answer the first cause of action is stayed until a decision is rendered on the Motion. At that time, ALGM intends to vigorously oppose Tenant's claim that it has the right to obtain SNDA protection for its Subtenant under the current circumstances. ALGM and the Tenant are still in discovery, and as such, the ultimate outcome of this matter is uncertain.

17.    Equity Based Compensation

Employee Buy-Outs

NSA Advisors Profit Sharing Buy-Out

In connection with the Contribution Transactions, the Company agreed to buy-out the vested and unvested profit sharing arrangement of an employee of NSA for 206,850 OP Units and $88,000 in cash. The OP Units are subject to a vesting schedule identical to the one the employee had with the profit sharing arrangement (one third vested at July 31, 2003, and one third vests on each of the anniversaries following). The OP Units received were recorded as compensation expense in accordance with SFAS 123. The fair value of the award was $1,862,000 based upon the fair market value of the OP Units at the date of the buy-out. In connection with the buy-out, the Company recognized $1,572,000 in compensation expense for the period of October 29, 2004 through December 31, 2004 in the consolidated statement of operations. The remaining balance of $378,000 will be recognized into compensation expense ratably over the remaining vesting period.

NFMM Employee Ownership Interests Buy-Out

In connection with the Contribution Transactions, the Company agreed to acquire a 25% ownership interest in NFMM held by an employee of NCIC and a former employee of NCIC for 173,128 OP Units. The fair value of OP Units issued in excess of the fair value of the ownership interest received was recorded as compensation expense in accordance with SFAS 123. The fair value of the award was $1,558,000 and the estimated fair value of the ownership interest was $558,000, which resulted in $1,000,000 of compensation expense recorded in the consolidated statement of operations for the period of October 29, 2004 through December 31, 2004. The fair value of the ownership interest acquired in excess of historical costs basis of the minority interest was recorded as a purchase adjustment, which was allocated to an intangible asset on the consolidated balance sheet.

Omnibus Stock Incentive Plan

On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company, co-employees of the Company and NCIC and employees of NCIC who will provide services to the Company pursuant to the shared facilities and services agreement. An aggregate of 1,433,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On October 29, 2004, an aggregate of 38,886 shares of restricted common stock were granted to the Company's non-employee directors pursuant to the Stock Incentive Plan. In addition, an aggregate of 798,582 LTIP Units have

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

been granted to the Company's officers, employees and co-employees of the Company and NCIC pursuant to the Stock Incentive Plan. LTIP Units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the quarter ended January 29, 2005, for the three-year vesting period so long as the recipient continues to be an eligible recipient. In addition, the LTIP Unit holders are entitled to dividends on the entire grant. Dividends or dividend equivalents paid on the portion of the grant that vested will be charged to retained earnings. Non forfeitable dividends or dividend equivalents paid on shares of stock that are not vested will be recognized as additional compensation cost. The Company has recognized compensation expense of $0.4 million related to the amortization of awards granted under this plan for the period October 29, 2004 through December 31, 2004.

Long-Term Incentive Bonus Plan

On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the "Incentive Bonus Plan"), in order to retain and incentivize officers and certain key employees of the Company, co-employees of the Company and NCIC and employees of NCIC who will provide services to the Company pursuant to the shared facilities and services agreement. Up to 2.5% of the Company's total capitalization as of consummation of the IPO is available to be paid under the Incentive Bonus Plan in cash, shares of common stock of the Company or other share-based form at the discretion of the compensation committee of the Company's board of directors, if certain return hurdles are met.

An aggregate of 698,142 shares of common stock of the Company are currently reserved and authorized for issuance under the Incentive Bonus Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On November 19, 2004, an aggregate of 665,346 shares of common stock of the Company were allocated to officers, employees and co-employees of the Company and NCIC for awards under the Incentive Bonus Plan if the Company achieves the return hurdles established by the compensation committee. The Company's compensation committee has established the return hurdle for these performance periods as an annual return on paid in capital as defined in the plan, equal to or greater than 12.5%. If the Company achieves these return hurdles, the vested awards may be paid in cash, shares of common stock, LTIP Units or other share based form.

Each of the participants will be entitled to receive half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning October 1, 2005 and such participant is employed through the end of this first performance period. Each of the participants will be entitled to the other half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning on October 1, 2006 and such participant is employed through the end of this second performance period. If the Company does not meet the performance hurdles for either period, the award amounts are generally forfeited, provided that, if the Company does not meet the return hurdle for the one-year period beginning October 1, 2005, but the Company meets the return hurdle for the two-year period beginning October 1, 2005 (determined by averaging the Company's performance over the 2-year period and a participant is employed through the end of this two-year period, such participant will be entitled to receive his or her total reserved amount.

At December 31, 2004, management has made its best estimate of the Company's performance during the performance periods, based on the facts and information currently available and assumptions regarding the investment of the remaining proceeds of the Company's initial public offering pursuant to our stated business strategy and returns on future investments. On the basis of the foregoing, management has estimated that the Company would not meet the return hurdle in either of these performance periods. If the Company does not meet the return hurdle during the performance periods, the Company will not grant any awards under this program to members of management, other of our employees and the employees of NCIC who provide services to the Company. Accordingly, no compensation expense, with respect to provisional awards under the 2004

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Long-Term Incentive Bonus Plan, has been recognized in the consolidated financial statements of the Company for the period October 29, 2004 through December 31, 2004.

Employee Outperformance Plan

In connection with the employment agreement of the Company's chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company's chief investment officer an amount based a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company's chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company's buyout option, he will be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination increases with each year of employment until the fifth anniversary, at which point the chief investment officer is 100% vested in the full amount of the payment that would be due related to the annual bonus participation amount on the real securities business income earned on, business initiated five years earlier, over the return hurdle. No compensation has been earned by the Company's chief investment officer under this plan for the period October 29, 2004 through December 31, 2004.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

18.    Quarterly Financial Information (unaudited)

The tables below reflect the Company's selected quarterly information for the Company and the Predecessor for the years ended December 31, 2004 and 2003.

Consolidated and Combined Statements of Operations Information
(in thousands, except for per share amounts)
(unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2004(1)	2004	2004	2004
Total revenue	$8,272	$1,937	$945	$908
Income (loss) before minority interests	2,999	$350	$(183)	$955
Net income (loss)	$(2,367)	$350	$(183)	$955
Net income/(loss) per share — basic(2)	$(0.12)
Weighted-average shares outstanding — basic	20,868

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Total revenue	$943	$512	$81	$56
Income (loss) before minority interests	$441	$651	$1,285	$(640)
Net income (loss)	$441	$651	$1,285	$(640)

(1)	Represents consolidated operating results for NorthStar Realty Finance Corp. for the period from October 29, 2004 to December 31, 2004 and the combined operating results for the Predecessor for the period from January 1, 2004 to October 28, 2004. The operating results for the quarter ended December 31, 2004 include certain non-recurring formation charges associated with the initial investments and IPO, which may impact comparability with the results in future periods.

(2)	The net income per share — basic is for the period from October 29, 2004 to December 31, 2004. This is not necessarily comparable to future net income (loss) per share since it is not for a full quarter and includes the effect of various IPO-related charges.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

19.    Segment Reporting

The Predecessor and the Company have three reportable segments: (i) subordinate real estate debt, (ii) real estate securities and (iii) net lease real estate investments. The Company evaluates performance primarily based on its proportionate share of the earnings of such investments. General and administrative expenses were not allocated by management to various segments and therefore are presented as unallocated. The reportable segments are managed separately due to the differing nature of the business operations. The following tables set forth certain segment information for the Company and Predecessor on a combined basis, as of and for the year ended December 31, 2004 (in thousands):

	Net Lease Investment ALGM	Subordinate Real Estate Debt	Real Estate Securities CDO	Unallocated (1)	Combined Total
Year Ended December 31, 2004
Rental revenue	$2,158	$—	$—	$—	$2,158
Advisory and management fees		1,258	2,067	—	3,325
Interest income	19	419	2,620	3,521	6,579
Equity in earnings of uncombined ventures	1,042	561	—	—	1,603
Gain (loss) in investment and other	—	—	1,177	231	1,408
Formation and organization costs	—	—	—	517	517
Interest expense	627	20	454	3,106	4,207
Other expenses	1,411	1	1,366	9,448	12,226
Minority interest				632	632
Net Income (loss)	$1,181	$2,217	$4,044	$(8,687)	$(1,245)
Total assets	$57,262	$78,630	$57,001	$885,457	$1,078,350

(1)	Unallocated interest income and interest expense relates to our temporary investments, see Note 6.

The following tables set forth certain segment information for the Predecessor, as of and for the twelve months ended December 31, 2003 (in thousands):

	Net Lease Investment ALGM	Subordinate Real Estate Debt	Real Estate Securities CDO	Unallocated	Total
Year ended December 31, 2003
Total revenues		$586	$1,006	—-	$1,592
Equity in earnings of uncombined ventures	$1,626	422	—	—	2,048
Gains on warehouse agreements	—	—	3,085	—	3,085
Total expenses	—	—	1,492	$3,496	4,988
Net Income (loss)	$1,626	$1,008	$2,599	$(3,496)	$1,737
Total assets	$9,786	$5,751	$17,278	$—	$32,815

20.    Recently Issued Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. However, on October 29, 2003, the FASB deferred the provisions as they apply

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

to certain mandatory redeemable financial instruments. The Company does not anticipate that the adoption of FAS 150 will have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

21.    Subsequent Events

Amendment and Restatement of DBAG Facility

On March 21, 2005, the DBAG facility was amended and restated to allow the Company to borrow up to $300 million in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities. The additional capacity and flexibility under the amendment of the DBAG facility will allow the Company to accumulate sufficient collateral for a contemplated subordinate real estate debt CDO offering. If and when the subordinate real estate debt CDO closes, the availability under the DBAG facility will be reduced to $150 million. In the event the subordinate real estate debt CDO closing does not occur prior to September 17, 2005, the availability under the DBAG facility will remain at $300 million.

Under the terms of the DBAG facility, the Company is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B– or higher rated commercial mortgage backed securities and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

The amended and restated DBAG facility has an initial three-year term, which may be extended for one additional year, subject to certain conditions and the payment of an extension fee.

Investment Activity:

Net Lease Property Acquisitions

In November 2004, the Company entered into an agreement to purchase a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA, for $63.5 million. The properties are net leased to Washington Mutual Bank under leases that expire in June 2015. The Company made a cash deposit of $1.5 million upon the execution of the agreement and closed this acquisition on January 14, 2005. The Company financed this acquisition with a $44 million first mortgage and a $13 million mezzanine loan which was funded by the warehouse provider under the warehouse agreement for CDO III. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. The Company paid the balance of the purchase price and closing costs in cash.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Subordinate Real Estate Debt:

The Company has made investments in unsecuritized loans subsequent to December 31, 2004 as follows, in thousands:

Loan Name	Date Acquired	Loan Type	Rating (Moody's/ S&P/Fitch)	Principal Balance at Acquisition	Initial Maturity	Extension Options	Current Interest Rate
Florida Multifamily	1/18/2005	Junior Participation	NA	$21,200	7/31/2006	Three 1-year 25 bps for second and third options	L + 5.50%
New York Hotel	2/1/2005	Junior Participation	NA	30,000	12/9/2006	Three 1-year 25 bps for second and third options	L + 5.55%
Boston Hotel	2/24/2005	Junior Participation	NA	13,000	4/1/2007	Two 1-year 25 bps per extension	L + 5.15%
Storage Portfolio	3/8/2005	Junior Participation	NA	7,820	11/1/2007	Three 1-year 50 bps for second and third options	L + 4.675%
Hotel Portfolio	3/24/05	Junior Participation	NA	4,500	9/1/2006	Three 1-year 50 bps for second and third options	L + 6.90%
CMBS Bond 1	2/2/2005	CMBS	NAP/BB+/ NAP	6,200	12/18/2033	NAP	7.00% Fixed
CMBS Bond 2	2/8/2005	CMBS	B1/B+/NAP	5,500	10/12/2033	NAP	6.22% Fixed
CMBS Bond 3	2/22/2005	CMBS	NAP/B/NAP	1,110	2/15/2032	NAP	6.50% Fixed
CMBS Bond 4	2/22/2005	CMBS	NAP/NAP/ BB+	8,000	11/10/2033	NAP	6.53% Fixed
CMBS Bond 5	3/15/2005	CMBS	Ba3/BB–/NAP	4,273	1/12/2037	NAP	5.08% Fixed
CMBS Bond 6	3/15/2005	CMBS	B1/B+/NAP	1,406	12/12/2033	NAP	6.00% Fixed
CMBS Bond 7	3/17/2005	CMBS	Ba3/BBB–/NAP	3,691	11/15/2026	NAP	6.75% Fixed
CMBS Bond 8	3/22/05	CMBS	NAP/BB+/BB+	7,133	9/11/2036	NAP	4.9% Fixed
CMBS Bond 9	3/22/05	CMBS	NAP/BB–/BB–	2,000	9/11/2036	NAP	4.9% Fixed
CDO	3/10/2005	CDO	NAP/BB/BB	16,000	4/5/2040	NAP	6.46% Fixed
Total				$131,833

These asset were financed with approximately $83 million in proceeds of the DBAG facility and the balance in cash.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 31, 2004

Description	Balance at October 29, 2004	Charged to Costs and Expenses	Additions/ Charges to Other Accounts	Deductions	Balance at End of Period
For the Period October 29, 2004 through December 31, 2004
Provision for loan losses	$—	$—	$—	$—	$—
Allowance for doubtful accounts — SL(1)	4,050,000	87,000			4,137,000
Allowance for doubtful accounts(1)	5,000	(4,000)			1,000
	$4,055,000	$83,000	$—	$—	$4,138,000

Explanatory Notes:

(1)	See Note 2 to the Company's Consolidated Financial Statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description(1)	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
1552 Broadway		$4,318,000	$17,291,000			$4,318,000	$17,261,000	$21,579,000	$2,502,000		Mar-99	Various
729 Seventh Avenue		3,279,000	13,107,000			3,279,000	13,107,000	16,386,000	1,899,000		Mar-99	Various
987 Eighth Avenue			2,645,000				2,645,000	2,645,000	727,000		Mar-99	Various
36 West 34 Street			4,410,000		$7,000		4,417,000	4,417,000	391,000		Mar-99	Various
1372 Broadway(2)			462,000				462,000	462,000	367,000		Mar-99	Various
991 Third Avenue(2)			1,702,000				1,703,000	1,703,000	1,443,000		Mar-99	Various
27 West 34 Street(2)			3,760,000				3,760,000	3,760,000	1,982,000		Mar-99	Various
701 Seventh Avenue(2)			3,246,000				3,246,000	3,246,000	1,342,000		Mar-99	Various
		$7,597,000	$46,593,000	$—	$7,000	$7,597,000	$46,601,000	$54,198,000	$10,654,000

(1)	All properties are located in New York, NY

(2)	Represents a leasehold interest amortized over the life of the underlying lease.

The changes in real estate for the for the period October 29, 2004 through December 31, 2004, are as follows:

Balance at beginning of period	$54,191,000
Property acquisitions	—
Improvements	7,000
Retirements/disposals	—
Balance at end of period	$54,198,000

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos and furniture and fixtures, for the period October 29, 2004 through December 31, 2004, are as follows:

Balance at beginning of period	$10,292,000
Depreciation for the period	362,000
Retirements/disposals	—
Balance at end of period	$10,654,000

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
DECEMBER 31, 2004

Type of Loan/Borrowers	Description/ Locations	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)		Prior Liens	Principal Amounts	Carrying Amount of Loans
Junior Participation Interest in First Mortgage Loan	New York Office Building	LIBOR plus 3.75%	LIBOR plus 3.75%	8/9/2006	I/O		—	$24,000,000	$24,000,000
Mezzanine Loan	Hotel Portfolio/Various	LIBOR plus 4.75%	LIBOR plus 4.75%	7/9/2006	I/O		—	$22,000,000	$22,000,000
Junior Participation Interest in First Mortgage Loan	Florida Residential Condominium Conversion	LIBOR plus 5.60%(2)	LIBOR plus 5.60%(2)	10/9/2006	P&I	(3)	—	$24,841,000	$24,841,000
Subtotal							—	$70,841,000	$70,841,000
Provision for losses							—	—	—
Total							$—	$70,841,000	$70,841,000

(1)	Interest only or I/O; Principal and Interest or P&I.

(2)	The interest rate on this loan decreases to LIBOR plus 4.40% upon certain repayments of principal by the borrower.

(3)	Principal payable from proceeds of condominium sales.

ALGM I Owners LLC and Subsidiaries

Consolidated Financial Statements
Years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

To the Members of
ALGM I OWNERS LLC and Subsidiaries

We have audited the accompanying consolidated balance sheets of ALGM I OWNERS LLC and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement Schedules II and III included in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALGM I OWNERS LLC and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2005

ALGM I Owners LLC and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2004	2003
Assets
Real estate, at cost—net of accumulated depreciation	$43,543,933	$43,851,317
Cash and cash equivalents	2,342,819	1,697,404
Tenant receivables, net of allowance for doubtful accounts of $1,013 and $19,371 in 2004 and 2003, respectively	482,378	463,041
Prepaid expenses	469,407	435,167
Deferred leasing costs, net	1,182,084	1,327,243
Restricted deposits	2,239,133	1,901,232
Tenant security deposits	473,621	495,940
Deferred financing costs, net	846,660	1,658,853
Other assets	115,180	113,916
Unbilled rents receivable, net of allowance for doubtful accounts of $4,136,719 and $3,741,856 in 2004 and 2003, respectively	5,566,850	5,004,212
Total assets	$57,262,065	$56,948,325
Liabilities and members' equity
Liabilities:
Mortgage payable	$40,557,280	$41,881,134
Obligations under capital leases	3,303,424	3,238,818
Accrued interest payable—mortgage payable	206,490	201,960
Accounts payable and accrued expenses including $28,378 (2004) and $98,178 (2003) to affiliates	1,006,703	1,289,257
Rent payable	29,158	48,599
Tenant security deposits	441,784	460,285
Total liabilities	45,544,839	47,120,053
Commitments and contingencies
Members' equity	11,717,226	9,828,272
Total liabilities and members' equity	$57,262,065	$56,948,325

See accompanying notes to consolidated financial statements.

ALGM I Owners LLC and Subsidiaries
Consolidated Statements of Income

	Year ended December 31,
	2004	2003	2002
Revenues:
Minimum and percentage rent	$10,182,880	$10,677,097	$10,082,461
Tenant reimbursements	552,641	624,117	376,024
Lease termination fees	—	2,954	204,000
Interest income and other	30,251	14,577	2,790
Total revenues	10,765,772	11,318,745	10,665,275
Expenses:
Rent—master leases	512,299	662,954	721,457
Real estate taxes	1,263,616	1,307,027	1,013,486
Operating expenses	303,583	304,586	276,037
Marketing, general and administrative including $107,150 (2004), $55,949 (2003), and $115,034 (2002) to affiliates	434,146	312,760	333,204
Allowance for uncollectible billed and unbilled rents	376,505	473,458	499,152
Interest expense	3,503,707	3,543,120	3,325,162
Asset management fee—affiliate	1,145,362	777,552	789,251
Depreciation and amortization	2,011,114	2,260,073	2,312,531
Total expenses	9,550,332	9,641,530	9,270,280
Net income	$1,215,440	$1,677,215	$1,394,995

See accompanying notes to consolidated financial statements.

ALGM I Owners LLC and Subsidiaries
Consolidated Statements of Members' Equity
Years ended December 31, 2004, 2003 and 2002

	Total Members' Equity	Managing Member	Other Members
Capital balances, December 31, 2001	$17,087,472	$427,188	$16,660,284
Capital contributions	200,000	5,000	195,000
Distributions	(8,000,000)	(200,000)	(7,800,000)
Net income	1,394,995	34,875	1,360,120
Capital balances, December 31, 2002	10,682,467	267,063	10,415,404
Distributions	(2,531,410)	(63,285)	(2,468,125)
Net income	1,677,215	41,930	1,635,285
Capital balances, December 31, 2003	9,828,272	245,708	9,582,564
Distributions	(856,411)	(606,411)	(250,000)
Net Income	1,215,440	166,067	1,049,373
Purchase of interest and push down of basis	1,529,925	11,911,862	(10,381,937)
Capital balances, December 31, 2004	$11,717,226	$11,717,226	$—

See accompanying notes to consolidated financial statements.

ALGM I Owners LLC and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,215,440	$1,677,215	$1,394,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,011,114	2,260,073	2,312,531
Amortization of financing costs	822,038	812,553	479,546
Gain on sale of leasehold interest (net)	—	—	—
Increase in obligation under capital lease	64,606	58,482	52,939
(Increase) decrease in operating assets:
Tenant receivables	(19,337)	(170,509)	(191,650)
Unbilled receivables	(562,638)	(654,463)	(1,062,321)
Prepaid expenses and other assets	(35,504)	(345,739)	47,814
Payments for leasing costs	(7,416)	(333,664)	(1,090,535)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	17,446	156,919	448,649
Rent payable	(19,441)	(19,438)	1,946
Accrued interest payable	4,530	201,960	(162,179)
Tenant security deposits—net	3,818	(28,405)	(7,250)
Net cash provided by operating activities	3,494,656	3,614,984	2,224,485
Cash flows from investing activities:
Purchases of building and leasehold improvements	(321,230)	(34,790)	(76,607)
Withdrawals from (deposits to) restricted deposits—net	(337,901)	(132,834)	(111,154)
Net cash used in investing activities	(659,131)	(167,624)	(187,761)

Cash flows from financing activities:
Payment of financing costs	(9,845)	(151,570)	(2,761,399)
Principal repayments of mortgage	(1,323,854)	(1,118,866)	(33,370,821)
Proceeds from mortgage refinancing	—	—	43,000,000
Contributions from members	—	—	200,000
Distributions to members	(856,411)	(2,531,410)	(8,000,000)
Net cash used in financing activities	(2,190,110)	(3,801,846)	(932,220)
Net increase (decrease) in cash and cash equivalents	645,415	(354,486)	1,104,504
Cash and cash equivalents—beginning of period	1,697,404	2,051,890	947,386
Cash and cash equivalents—end of period	$2,342,819	$1,697,404	$2,051,890
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,350,432	$2,565,700	$3,055,360

See accompanying notes to consolidated financial statements.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements

1.    Organization and Nature of Business

ALGM I Owners LLC and its wholly-owned limited liability companies were organized under the laws of the State of Delaware (collectively, the "Company" or the "Companies"). On June 30, 1998, the Company acquired through a series of transactions a $151,505,000 loan (the "Acquired Loan") for $56,500,000 from a commercial bank which was made to the Riese Organization Inc., National Restaurants Management Inc. and their various subsidiaries and affiliates (collectively referred to as "NRMI").

The Acquired Loan was secured by, among other things, (i) a first mortgage on two fee interests in real property located at 729 Seventh Avenue ("729" or the "Condominium") and 1552 Broadway ("1552"), New York, New York. 729 is a 19,618 square foot retail condominium and 1552 is a 12,091 square foot free standing building, both located in New York City's Times Square area and (ii) twenty-four retail leasehold interests. Thirteen of these leaseholds were secured by recorded leasehold mortgages with the remainder secured by a recorded collateral assignment of rents.

The Company commenced foreclosure actions against NRMI in order to gain control of the collateral securing the Acquired Loan, and on February 28, 1999, a settlement agreement was reached whereby the Company received, among other things, deeds in lieu of foreclosure for 729 and 1552 and an assignment of eleven of the twenty-four leasehold interests.

The Company commenced operations on June 4, 1998 and is to continue until December 31, 2028, unless sooner terminated pursuant to the Operating Agreement or by law.

The original members of the Company were NorthStar Partnership, L.P. ("NorthStar") and ALGM Equity LLC ("Equity"), as managing member. On October 29, 2004 an affiliate of NorthStar, NorthStar Realty Finance Corp. ("NRFC"), acquired Equity's interest for $1.6 million. Contemporaneously, NorthStar transferred its member interest to NRFC and, as a result of these transactions, NRFC became the sole member of the Company. The $1,333,615 cost in excess of Equity's basis plus $196,310 of historical capitalized costs maintained on the books of NorthStar in excess of their member's equity account have been pushed down to the Company and have been allocated to land, buildings and leaseholds based on their relative fair values.

Profits are allocated to the members in accordance with their membership interests until the members receive distributions in an amount equal to their total capital contributions and a cumulative return of 10% compounded quarterly on each member's capital contribution ("Preferred Return"). After the members have received distributions equal to their respective capital contributions and Preferred Return, available cash and profits shall be distributed/allocated 10% to Managing Member and 90% to all members, including Managing Member, in accordance with their membership interests. Losses are allocated to the members until the capital accounts of all members have reached a zero balance and thereafter in accordance with their membership interests.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of ALGM I Owners LLC and all of its wholly-owned single member limited liability companies. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the noncancelable term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rents receivable in the accompanying consolidated balance sheets.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Tenant reimbursement income is recognized in the period in which the related expense is incurred. Rental revenue which is based upon a percentage of the sales recorded by the Company's tenants is recognized in the period such sales were earned by the respective tenants.

The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent and other payments as due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on unbilled rents receivable based upon an evaluation of the collectibility of such amounts.

Real Estate

Real estate is carried at historical cost less accumulated depreciation and any write-downs for impairment.

Buildings are being depreciated by the straight-line method over 39 years. Leasehold interests and leasehold improvements are being depreciated by the straight-line method over the term of the respective master leases which range from approximately 1 to 25 years.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Upon determination that impairment exists, the related asset is written down to its estimated fair value. No impairment reserves have been recorded in the accompanying financial statements.

Property Under Capital Lease

The Company is the lessee of two retail locations under capital leases expiring in 2029 and 2072, respectively. The assets and liabilities under capital leases are recorded at the present value of the future minimum lease payments. The assets are being depreciated by the straight-line method over the shorter of their related lease terms or their estimated useful lives of 40 years. Depreciation of assets under capital leases is included in depreciation and amortization and totaled $85,420 in 2004, 2003 and 2002.

Leasing Costs

Leasing costs are being amortized by the straight-line method over the terms of the respective leases. Amortization of leasing costs was $152,575, $192,132 and $70,978 for the years ended December 31, 2004, 2003 and 2002, respectively. Leasing costs are shown net of accumulated amortization of $620,146 and $467,571 at December 31, 2004 and 2003, respectively.

Financing Costs

Financing costs related to the Salomon Loan, as defined in Note 4, were amortized using the straight-line method over the term of the loan, which approximated the effective interest rate method. Financing costs related to the Greenwich Capital Loan, as defined in Note 4, are being amortized over the life of the loan using the effective interest rate method. Amortization of financing costs, which is included in interest expense, was $822,038, $812,554 and $479,546 for the years ended December 31, 2004, 2003 and 2002, respectively. Financing costs are shown in the consolidated balance sheets net of accumulated amortization of $1,646,649 and $834,691 at December 31, 2004 and 2003, respectively.

Derivatives

The Company is party to certain interest rate cap agreements. These contracts are entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk on a portion of the Company's outstanding indebtedness. The interest rate cap agreements are included in deferred financing costs on the accompanying balance sheets at their estimated fair value. Changes in fair value are reflected as a component of interest expense each period.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Rent Expense

Rent expense is recorded on a straight-line basis over the noncancelable term of the respective leases. Rent payable represents the excess of rent expense incurred on a straight-line basis over rent expense as it becomes payable according to the terms of the lease.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less and money market funds to be cash equivalents.

Restricted Deposits

Restricted deposits consist of escrows for taxes, insurance, leasing costs, capital expenditures and payments required under certain leases.

Income Taxes

The Companies were organized as limited liability companies under the laws of the State of Delaware. Although limited liability companies are unincorporated associations, the entity is classified as a partnership for federal income tax purposes. Accordingly, the Companies are not subject to federal and state income taxes and make no provision for income taxes in their financial statements. The Companies' taxable income or loss is reportable by their members.

Deposit Insurance

Cash, including restricted and tenant security deposits, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $100,000 per financial institution by approximately $4,856,000 and $3,895,000, at December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

Due to the variable rate nature of the mortgages payable, management believes that the carrying values of the mortgages approximate the fair values as of December 31, 2004 and 2003. Due to the short term nature of all other financial instruments, management believes that carrying values of those financial instruments approximate fair values.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The accounting policies most effected by judgments, estimates and assumptions follows.

Management is required to make subjective estimates as to whether there are impairments in the value of the Company's real estate assets. Such assessments are based upon multiple factors including, local market conditions, current cost of capital and tenant quality, which are inherently uncertain.

Management is also required to make subjective assessments about the collectibility of the deferred rent receivable that in many cases will not be billed to tenants for many years from the balance sheet date. Management's determination is based upon an assessment of credit worthiness of private company tenants for which financial information is not readily available and as such is not subject to precise quantification.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Real Estate

On February 28, 1999, a settlement agreement was reached whereby the Company received deeds in lieu of foreclosure for 729 and 1552, and an assignment of leasehold interests in various retail and office properties located in New York City (the "Properties"). Two of the above mentioned leases were recorded as capital leases. The Company leases and subleases space in the Properties to various retail and commercial third party tenants.

In 2003, two of the leasehold interests expired, leaving six leasehold interests in the portfolio at December 31, 2004.

Real estate at December 31, 2004 is summarized as follows:

	Total	Fee Owned	Leasehold Interests	Capital Leases
Land	$7,597,099	$7,597,099	$—	$—
Buildings	33,395,796	30,367,662	—	3,028,134
Leasehold interests	12,517,646	—	12,517,646	—
Improvements	686,896	—	142,851	544,045
	54,197,437	37,964,761	12,660,497	3,572,179
Less accumulated depreciation	10,653,504	4,400,631	5,132,883	1,119,990
Net real estate	$43,543,933	$33,564,130	$7,527,614	$2,452,189

Real estate at December 31, 2003 is summarized as follows:

	Total	Fee Owned	Leasehold Interests	Capital Leases
Land	$7,348,063	$7,348,063	$—	$—
Buildings	32,420,388	29,392,254	—	3,028,134
Leasehold interests	12,212,165	—	12,212,165	—
Improvements	665,666	—	128,675	536,991
	52,646,282	36,740,317	12,340,840	3,565,125
Less accumulated depreciation	8,794,965	3,642,632	4,246,449	905,884
Net real estate	$43,851,317	$33,097,685	$8,094,391	$2,659,241

Depreciation expense totaled $1,858,539, $2,067,941 and $2,241,553 for the years ended December 31, 2004, 2003 and 2002, respectively.

4.    Mortgage Payable

Greenwich Capital Loan Payable

On December 4, 2002, the Company and its subsidiaries, as Borrowers, and NorthStar Partnership, L.P. ("NSLP") (an affiliate of the Company), as guarantor, entered into a loan agreement (the "Greenwich Capital Loan") with Greenwich Capital Financial Products, Inc. ("Greenwich Capital Lender") for a mortgage in the principal amount of $43,000,000. The loan is secured by a first mortgage lien and security interests on the Company's properties including the fee owned properties,

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

six leasehold interests and all other property collateral therein, including assignments of leases and rents. Pursuant to the contribution agreement between NorthStar and the Operating Partnership, the Operating Partnership provided full indemnification of any liability to NorthStar under this guaranty.

The Greenwich Capital Loan was scheduled to mature on January 1, 2005 and bears interest at the greater of 2%, or thirty-day LIBOR, adjusted monthly, plus 3.60%, which aggregate rate was 5.91% and 5.60% at December 31, 2004 and 2003, respectively. The Greenwich Capital Loan requires monthly payments of interest in arrears and principal sufficient to amortize the loan over a period of 200 months using an assumed interest rate of 8.50% per annum, as well as monthly escrow deposits for real estate taxes, insurance, capital expenses and tenant rollover reserves, as defined. The Greenwich Capital Loan has three one-year extension periods that may be exercised by the Company, provided that the Company meets certain conditions, as defined, and, with respect to the second and third extension periods only, pays a fee equal to 0.75% of the then current loan amount payable. The Company exercised the first extension option for one year to January 1, 2006. The Loan is subject to an exit fee of 1%, as defined, which is due and payable upon any repayment or prepayment of principal. However, payment of exit fees with respect to the required amortization payments will be deferred and payable at the maturity date, as extended. Should the maturity date be extended beyond January 1, 2006, the exit fee will be waived. Based upon management's intent, the exit fee has been accrued and included in deferred financing costs and is being amortized over the life of the loan using the effective interest method. The Company was not permitted to make any prepayments on the loan prior to June 30, 2004 (the "Lockout Date"). Thereafter, prepayment of the loan is permitted subject to a prepayment premium, as defined. Notwithstanding the preceding, there will be no prepayment premium if the loan is repaid after July 1, 2005.

In accordance with the terms of the loan agreement, the Company purchased an interest rate cap on a notional amount of $43,000,000, which limited LIBOR to a maximum of 5%. The cost of this interest rate cap was $85,000 and expired on January 1, 2005. In connection with the extension of the loan agreement to January 1, 2006, the Company purchased a replacement interest rate cap on a notional amount of $43,000,000, which limited LIBOR to a maximum of 5%. The interest rate cap is included in deferred financing costs at its estimated fair market value of $0 and $342 at December 31, 2004 and 2003 respectively. In the event the loan is extended, the Company has agreed to purchase an interest rate cap on a notional amount equal to the then outstanding loan amount which limits LIBOR to a maximum of 5% during the extension periods referred to above.

The loan agreement includes various financial covenants and restrictions, the most restrictive of which is a debt service coverage ratio (as defined). The loan agreement requires the Company to establish and maintain certain escrowed reserve accounts for, among other things, payment of real estate taxes, capital expenditures and tenant rollover costs. Upon the occurrence of certain events at two of the Company's properties (a "Trigger Event") affecting either the Company's leases or the sub-leases entered into by the Company's tenant, the Company is required to deposit agreed upon amounts into a leasing reserve account. Such funds will be made available to the Company to pay for costs incurred to release the space. In the event the Company's tenant pays such leasing costs, the funds will be released to the Company. Required deposits to this reserve, under certain circumstances, may be accumulated over a six-month period. In 2003, a Trigger Event occurred when one of the NRMI sub-tenants vacated. On November 1, 2003 the Company made the first of six required monthly payments of $100,000 into this reserve based upon the occurrence of this Trigger Event. At December 31, 2004 the total of all escrow accounts amounted to $2,239,133 and is included in restricted deposits.

The Company and its subsidiaries have agreed to comply with environmental laws and have indemnified the Greenwich Capital Lender against all liabilities and expenses related thereto. The principal balance of the Greenwich Capital Loan was $40,557,280 at December 31, 2004. Interest expense incurred on the Greenwich Capital Loan was $2,354,962, $2,409,900 and $187,290 for the years ended December 31, 2004, 2003 and 2002, respectively.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Scheduled principal payment requirements on the Greenwich Capital Loan as of December 31, 2004 are as follows:

Years ending December 31:
2005	$1,441,000
2006	39,116,280
$40,557,280

The Company and the Greenwich Capital Lender have allocated the Greenwich Capital Loan to the Properties as agreed to and the allocated amounts will be the basis for the calculation of the mandatory prepayment amount (as defined) required upon sale of any one or more of the Properties.

Salomon Loan

On January 7, 2000, the Company and its subsidiaries, as Borrowers, and NorthStar, as guarantor, entered into two separate cross-defaulted, cross-collateralized loan agreements (collectively, the "Salomon Loan") with Salomon Brothers Realty Corp. ("Salomon"). The Company received advances of $33,450,000 and $13,550,000, respectively. The Salomon Loan was secured by a first blanket mortgage lien on the fee owned properties, collateral assignments of certain master leases and security interests on all property and all other property collateral, including assignments of leases and rents. The Salomon Loan bore interest at 350 basis points over the thirty-day LIBOR rate, which was payable monthly in arrears.

On October 31, 2001, the Company entered into a loan modification and extension agreement with Salomon. The maturity date of the loan was extended until November 2, 2002 for a fee of $331,000. In October 2002, Salomon agreed to extend the loan, without fees, until the Company closed on the Greenwich Capital Loan. The loan was subject to an exit fee of 1%, which was included in interest expense. Prior to the 2001 loan modification, the exit fee was payable monthly based upon the current principal repayment. After the modification, exit fees on monthly principal payments were deferred until maturity. The Company was required to make an additional monthly principal payment of $45,454 commencing in January 2002.

Interest expense incurred on the Salomon Loan totaled $2,343,204 for the year ended December 31, 2002.

5.    Obligations Under Capital Leases

The Company is the lessee of two locations under capital leases. The following is a schedule of minimum future rentals under capital leases as of December 31, 2004:

Years ending December 31:
2005	$262,184
2006	262,184
2007	262,184
2008	342,184
2009	382,184
Thereafter	15,268,347
Total minimum lease payments	16,779,267
Less amounts representing interest	13,475,843
Present value of future minimum lease payments	$3,303,424

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Interest on the above capital leases was imputed at the Company's incremental borrowing rate of 10% at the acquisition date of each lease. Interest expense incurred on the above capital leases totaled $326,790, $320,666 and $315,122 for the years ended December 31, 2004, 2003 and 2002, respectively.

Under one of the capital leases, the Company also pays rent equal to 15% of the minimum rental income received from the Company's sub-tenant. The following is a schedule of minimum future rentals due to the lessor based on the Company's existing sub-lease as of December 31, 2004.

Years ending December 31:
2005	$90,000
2006	90,000
2007	97,750
2008	105,000
2009	105,000
Thereafter	862,750
Total minimum lease payments	$1,350,500

6.    Related Party Transactions

The Company had an asset management agreement with Emmes Asset Management Company LLC ("EAMC"), an affiliate of NorthStar and the Company. The asset management agreement, which was terminated on December 28, 2004, provided for an annual fee equal to 1.5% of the sum of the aggregate capital contributed by members of the Company and principal indebtedness from borrowed funds, less any dispositions of property. A fee of $384,454 was paid in connection with the termination of this agreement. A replacement agreement was entered into on December 28, 2004, which provides for the Company to pay an annual fee equal to 3.5% of gross collections as defined. Notwithstanding this calculation, the fee shall not be less than $300,000 or greater than $350,000 for any given year, provided, however, in the event the assets under management are decreased in number or in size the fee shall not have a minimum. The asset management fee is payable quarterly in advance. In addition, the Company reimburses EAMC for expenses, as defined, incurred in the management of the properties. In the event that available cash is insufficient to pay the asset management fee in full, the Company has agreed that from time to time it will cause the members to contribute additional capital.

The Company has engaged Emmes Realty Services, LLC ("ERS"), an affiliate of NorthStar and the Company, as leasing broker for the properties. Under the terms of the brokerage agreement, the Company pays a commission to ERS for leases executed by the Company where ERS has acted as broker. Leasing commissions paid or payable to ERS totaled $-0- and $249,382 for the years ended December 31, 2004 and 2003 respectively, and are included in deferred leasing costs in the accompanying balance sheets.

Total fees, and expenses incurred by the Company under the asset management agreement amounted to $1,252,512, $833,501 and $904,285 in the years ended December 31, 2004, 2003 and 2002, respectively. Amounts payable to EAMC and ERS total $28,378 and $98,178 at December 31, 2004 and 2003.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7.    Commitments—Rent Under Operating Master Leases

At December 31, 2004, future minimum rental payments to be made by the Company under operating leases for the leasehold interests are as follows:

Years ending December 31:
2005	$442,000
2006	245,000
2007	85,000
2008	85,000
2009	85,000
$942,000

The Company's leasehold interests are generally pursuant to net leases whereby the Company is responsible for its allocable share of real estate taxes, for all operating expenses and for the general maintenance of the premises subject to the lease. Rents under such leases aggregated $422,299, $572,954 and $676,457 for the years ended December 31, 2004, 2003 and 2002, respectively. The Properties under the operating leases are in turn subleased to unrelated parties.

8.    Rental Income Under Operating Leases

Rental income from real estate is derived from the leasing and sub-leasing of space to commercial tenants. The leases are for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments.

The Company's credit risk is primarily associated with its tenant leases. Revenues from NRMI, net of reserves, comprised approximately 50%, 47% and 50% of rental income for the years ended December 31, 2004, 2003 and 2002, respectively and 78% of future minimum rental income at December 31, 2004. Unbilled rents receivable from NRMI, net of reserves, comprised approximately 75% of all unbilled rents receivable at December 31, 2004 and 2003.

The following is a schedule of future minimum rental income under noncancelable leases at December 31, 2004:

Years ending December 31:
2005	$8,466,000
2006	7,866,000
2007	7,971,000
2008	8,234,000
2009	8,366,000
Thereafter	92,007,000
$132,910,000

In December 2001, the Company received notice from NRMI that it would be abandoning its master lease for 1552, thereby turning the property back to the Company subject to a sublease with its affiliate for a portion of the property. On analysis, management determined that it could not reasonably expect a recovery from NRMI of unbilled contractual rents if it were to bring suit, and as such decided to immediately accept the space NRMI was abandoning and lease it to other tenants. In connection with the abandonment of the lease in 2001, the Company wrote off all unbilled rents receivable related to the abandoned space. Additionally, management reevaluated the collectibility of all of its unbilled rent to NRMI and determined that an incremental reserve is required for all additional unbilled rent recorded related to NRMI. Accordingly, for the years ended December 31, 2004 and 2003, an incremental reserve is provided for 50% of all additional unbilled rent recorded related to NRMI.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Included in rental income is percentage rent of $868,000, $839,000 and $620,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

9.    Contingency

On August 21, 2003, an action was filed against the Company in New York State Supreme Court, New York County (the "Complaint"). The Complaint was brought by 729 7th Realty Corp. (the "Tenant"), a subsidiary of NRMI that is the net lessee of the Condominium, to enforce certain rights it claims to have under its net lease with the Company (the "Net Lease").

In its Complaint, Tenant asserts two causes of action against the Company. In the first cause of action, Tenant seeks specific performance of its alleged right to require the Company to provide a subordination, non-disturbance and attornment agreement (an "SNDA") to a subtenant (the "Subtenant") so that in the event the Net Lease is terminated, the proposed sublease (the "Sublease") would remain in effect. The second cause of action seeks a judgment in the amount of approximately $600,000 for damages Tenant allegedly suffered by reason of the Company's refusal to provide the Subtenant with SNDA protection.

The Company has refused to grant SNDA protection to the Subtenant on the grounds that the proposed Sublease is configured in such a way so as to extract the most economically desirable portion of the Condominium for the Subtenant (an affiliate of the Tenant) rendering the remaining space that would revert to the Company upon a termination of the Net Lease unmarketable. Under the terms of the Net Lease, the Company believes it has no obligation to provide SNDA protection to a proposed subtenant where, in the Company's discretion, the remaining space would be rendered unmarketable.

In response to the Complaint, on September 24, 2003, the Company moved to dismiss the second cause of action on the grounds that the Net Lease prohibits the recovery of monetary damages that may result from the Company's refusal to provide proposed subtenants with SNDA protection (the "Motion"). By decision and order of the court filed on March 29, 2004, the Company's Motion was granted. The Company is vigorously opposing Tenant's claim that it has the right to obtain SNDA protection for its Subtenant under the current circumstances. Although the ultimate outcome of this matter is uncertain, management does not believe it will have a material impact on the financial position or results of operations of the Company.

ALGM I Owners LLC and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
As of December 31, 2004

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/Charges to Other Accounts		Deductions	Balance at End of Period
For the Year Ended December 31, 2002
Provision for loan losses	$—	$—		$—	$—	$—
Allowance for doubtful accounts — SL(1)	2,789,479	499,152		—	—	3,288,631
Allowance for doubtful accounts(1)	328,844			—	$(239,758)	89,086
	$3,118,323	$499,152	$		$(239,758)	$3,377,717
For the Year Ended December 31, 2003
Provision for loan losses	$—	$—		$—	$—	$—
Allowance for doubtful accounts — SL(1)	3,288,631	453,225				3,741,856
Allowance for doubtful accounts(1)	89,086	20,233			(89,948)	19,371
	$3,377,717	$473,458	$		$(89,948)	$3,761,227
For the Year Ended December 31, 2004
Provision for loan losses	$—	$—		$—	$—	$—
Allowance for doubtful accounts — SL(1)	3,741,856	394,863		—	—	4,136,719
Allowance for doubtful accounts(1)	19,371	(18,358)		—	—	1,013
	$3,761,227	$376,505		$—	$—	$4,137,732

Explanatory Notes:

(1)	See Note 2 to the Company's Consolidated Financial Statements.

ALGM I OWNERS LLC AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (1)	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
1552 Broadway		$4,177,140	$16,708,561	$140,967	552,082	$4,318,107	$17,260,643	$21,578,750	$2,501,603		Mar-99	Various
729 Seventh Avenue		3,170,923	12,683,693	108,069	423,326	3,278,992	13,107,019	16,386,011	1,899,028		Mar-99	Various
987 Eighth Avenue			2,218,794		426,227	—	2,645,021	2,645,021	727,420		Mar-99	Various
36 West 34 Street			4,145,318		271,979	—	4,417,297	4,417,297	391,098		Mar-99	Various
1372 Broadway (2)			461,905		545	—	462,450	462,450	367,484		Mar-99	Various
991 Third Avenue (2)			1,642,327		59,792	—	1,702,119	1,702,119	1,442,564		Mar-99	Various
27 West 34 Street (2)			3,592,591		167,578	—	3,760,169	3,760,169	1,982,206		Mar-99	Various
701 Seventh Avenue (2)			3,179,364		66,256	—	3,245,620	3,245,620	1,342,101		Mar-99	Various
		$7,348,063	$44,632,553	$249,036	$1,967,785	$7,597,099	$46,600,338	$54,197,437	$10,653,504

(1)	All properties are located in New York, NY

(2)	Represents a leasehold interest amortized over the life of the underlying lease.

The changes in real estate for the three years ended December 31, 2004 are as follows:

	2004	2003	2002
Balance at beginning of year	$52,646,282	$54,136,887	$54,054,800
Improvements	21,230	334,790	82,087
Basis step up	1,529,925	—	—
Retirements/disposals	—	(1,825,395)	—
Balance at end of year	$54,197,437	$52,646,282	$54,136,887

The changes in accumulated depreciation, exclusive of amounts relating to equipment and furniture and fixtures, for the three years ended December 31, 2004, are as follows:

	2004	2003	2002
Balance at beginning of year	$8,794,965	$8,552,419	$6,310,866
Depreciation for the year	1,858,539	2,067,941	2,241,553
Retirements/disposals	—	(1,825,395)	—
Balance at end of year	$10,653,504	$8,794,965	$8,552,419

NorthStar Funding LLC
Financial Statements

Years ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

To the Members of
NorthStar Funding LLC

We have audited the accompanying balance sheets of NorthStar Funding LLC ("the Company") as of December 31, 2004 and 2003, and the related statements of income, members' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audit also included the financial statement Schedule IV included in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Funding LLC at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2005

NorthStar Funding LLC
Balance Sheets

	December 31,
	2004	2003
Assets
Cash and cash equivalents	$147,289	$265,424
Subordinate real estate debt investments	107,823,661	114,840,693
Accrued interest receivable	745,075	595,578
Total assets	$108,716,025	$115,701,695
Liabilities
Accrued expenses	$15,715	$106,541
Deferred loan origination fees, net	854,159	739,304
Unearned revenue	—	77,792
Due to loan participant	—	26,179
Due to affiliates	232,509	279,795
Total liabilities	1,102,383	1,229,611
Members' equity	107,613,642	114,472,084
Total liabilities and members' equity	$108,716,025	$115,701,695

See accompanying notes to financial statements.

NorthStar Funding LLC
Statements of Income

	Years ended December 31,
	2004	2003	2002
Revenue:
Interest income	$13,580,769	$6,827,156	$180,061
Other income	186,546	10,939	34,007
Total revenue	13,767,315	6,838,095	214,068
Expenses:
Advisory fees — affiliate	1,080,863	556,661	18,012
Legal fees	67,562	61,768	—
General and administrative	15,148	22,626	—
Organization costs	—	—	15,838
Other expenses	34,480	20,248	214
Total expenses	1,198,053	661,303	34,064
Net income	$12,569,262	$6,176,792	$180,004

See accompanying notes to financial statements.

NorthStar Funding LLC
Statements of Members' Equity

Years ended December 31, 2004, 2003 and 2002

	Managing Member	NSF Venture Investor	NorthStar	Total
Balance at January 1, 2002	$—	$(52)	$(6)	$(58)
Contributed capital	—	18,097,714	2,010,857	20,108,571
Distributions	—	(63,749)	(7,150)	(70,899)
Net income	—	162,004	18,000	180,004
Balance at December 31, 2002		18,195,917	2,021,701	$20,217,618
Contributed capital	—	90,202,826	3,672,895	93,875,721
Distributions	—	(5,432,944)	(365,103)	(5,798,047)
Net income	—	5,790,244	386,548	6,176,792
Balance at December 31, 2003	—	108,756,043	5,716,041	114,472,084
Contributed capital	—	19,913,624	1,048,085	20,961,709
Distributions	(453,442)	(37,938,916)	(1,997,055)	(40,389,413)
Net income	453,442	11,510,029	605,791	12,569,262
Balance at December 31, 2004	$—	$102,240,780	$5,372,862	$107,613,642

See accompanying notes to financial statements.

NorthStar Funding LLC
Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$12,569,262	$6,176,792	$180,004
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	(149,497)	(494,169)	(101,409)
Amortization of deferred loan origination costs	(428,895)	(37,958)	31
Unearned revenue	(77,792)	77,792	—
Due to affiliate	(47,286)	247,425	18,070
Due to loan participant	(26,179)	26,179	—
Accrued expenses	(90,826)	(144,861)	258,494
Net cash provided by operating activities	11,748,787	5,851,200	355,190
Cash flows from investing activities:
Additions to subordinate real estate debt investments	(21,000,000)	(230,388,229)	(26,250,000)
Deferred loan origination costs	543,750	810,682	(33,451)
Principal repayments	28,017,032	78,029	—
Proceeds from sale of sub-participation interests	—	135,719,507	6,000,000
Net cash provided by (used in) investing activities	7,560,782	(93,780,011)	(20,283,451)
Cash flows from financing activities:
Capital contributions by members	20,961,709	93,875,721	20,108,571
Distributions to members	(40,389,413)	(5,798,047)	(63,749)
Net cash (used in) provided by financing activities	(19,427,704)	88,077,674	20,044,822
Net (decrease) increase in cash and cash equivalents	(118,135)	148,863	116,561
Cash and cash equivalents at beginning of period	265,424	116,561	—
Cash and cash equivalents at end of period	$147,289	$265,424	$116,561

See accompanying notes to financial statements.

NorthStar Funding LLC
Notes to Financial Statements

1.    Organization

NorthStar Funding LLC (the "Company") is a limited liability company formed under the laws of the State of Delaware on May 16, 2001 for the purpose of making fixed income investments secured by real estate. The Company is authorized to acquire or originate the following types of investments: loans secured by a pledge of equity interest in portfolio companies (whether corporations, partnerships, limited liability companies or other types of entities with interests primarily in real estate assets) that are subordinate to mortgage loans; subordinated debt and preferred equity securities issued by public or private portfolio companies; second mortgage loans secured by junior interests in real estate; shorter term bridge loans secured by mortgages or pledges of equity in portfolio companies; bank loans secured by real estate; distressed debt and equity securities issued by portfolio companies; participation interests in any of the foregoing funds as well as participation interests in first mortgage loans, and securities or other assets received by the Company as distributions on, in exchange for or as a result of foreclosing on any of the foregoing.

The term of the Company's existence shall initially be seven years and may be extended for up to two additional one-year terms. On September 14, 2004, the Company amended its limited liability agreement (the "Member agreement") to extend its term to continue through May 24, 2014.

The managing member of the Company is NorthStar Funding Management LLC (the "Managing Member"). NorthStar Funding Investor Member LLC, a Delaware limited liability company ("NorthStar"), and an institutional pension fund (the "NSF Venture Investor"), are the investor members (the "Investor Members"). The Managing Member owns .01% of the Company. NorthStar and the NSF Venture Investor initially committed to invest $10.0 million and $90.0 million for a 9.995% and 89.995% interest, respectively, in the Company.

On July 10, 2003, the Managing Member negotiated several modifications regarding funding requirements, which included an increase in the NSF Venture Investor's capital commitment to $190 million, and a reduction of NorthStar's ownership interest to 4.995%. Subsequent to July 10, 2003, NorthStar Funding Management LLC continues to own .01% of the Company and NorthStar and the NSF Venture Investor own a 4.995% and 94.995% interest, respectively, in the Company.

Total funded capital to the Company from Investor Members as of December 31, 2004 and 2003 is $135.2 million and $114.2 million, respectively.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are presented on an accrual basis in conformity with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2004 and 2003, cash balances of approximately $147,300 and $265,400, respectively, were on deposit with a bank in New York and are federally insured up to $100,000.

Revenue Recognition

Interest income for the Company's subordinate real estate debt investments is recognized on an accrual basis over the life of the investment using the effective interest method. Additional interest to be collected at payoff is recognized over the term of the loan as an adjustment to yield.

Allowances for loan investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of four subordinate real estate debt investments, the underlying loans for which are collateralized by commercial properties, and cash balances held with financial institutions, which at times exceed federally insurable limits. As of December 31, 2004, approximately 49% and 23% of all loan investments are secured by properties in New York and Chicago, respectively. As of December 31, 2003, approximately 46% and 26% of all loan investments were secured by properties in New York and Florida, respectively.

Subordinate Real Estate Debt Investments

Investments in subordinate real estate debt investments, either direct or participating interests, are recorded at their purchased cost. Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method.

Fair Values of Financial Instruments

The Company has estimated that the carrying amounts of its financial instruments cash and cash equivalents, receivables, accounts payable balances reasonably approximate their fair values due to the short term nature of these items. Subordinate real estate debt participations had an estimated fair value of approximately $108,936,661 which exceeds the book value by $1,113,000.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Loan Origination Fees and Acquisition Costs

The Company defers costs incurred related to the acquisition or underwriting of loan investments, as well as any origination fees received. The net balance of deferred costs/fees is amortized using the effective interest method over the life of the related loan investment. Such amortization is reflected as a component of interest income. The Company has recorded net loan origination fees and acquisition costs of ($854,159) and ($739,304) at December 31, 2004 and 2003, respectively.

Sale of Sub-Participations of Loan Investments

The Company records the transfer of a sub-participation in a loan investment as a sale when the attributes of the transaction meet the criteria for sale of FAS 140, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities", including transferring the financial interest beyond the reach of the Company's creditors and placing no substantive restrictions on the resale of the sub-participation by the purchaser.

Income Taxes

No provision has been made in the accompanying financial statements for federal, state or local income taxes as each member of the Company is responsible for reporting their respective share of the Company's income or losses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncement

In December 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No 46R ("FIN 46R") "Consolidation of Variable Interest Entities" to replace Interpretation No 46 ("FIN 46") which was issued in January 2003. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with proportionate voting rights or (b) has not been capitalized with sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by primary beneficiary which is the entity subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns, or both. The Company has adopted FIN 46R and analyzed the applicability of this interpretation. The adoption of FIN 46R had no material impact on the Company's financial condition or results of operations as of December 31, 2004.

3.    Limited Liability Company Agreement

The Company's Member agreement stipulates the method of allocation and distribution of the Company's income and cash.

Allocations of Net Income and Net Loss

Each item of income, gain, loss deduction or credit included in net income and net loss shall generally be allocated among the members in the manner in which distributable proceeds have been or are distributed to the members pursuant to the Company's Member Agreement.

Cash Distributions of Portfolio Investments

Distributable proceeds are derived from the cash remaining from the disposition or financing proceeds of a portfolio investment, from insurance proceeds received related to a casualty loss or from items of ordinary income such as interest, dividends, or rental income, net of all related costs and expenses.

Generally, each member's percentage interest of distributable proceeds will be paid as follows: First, pro rata based on ownership percentages to each member until 100% of invested capital is recovered and a priority return of 10% per annum on the liquidated portion of the portfolio have been received. Second, 80% of distributable proceeds are allocated to the Managing Member and 20% is allocated to the Investor Members pro rata until the Managing Member has received 20% of the cumulative cash distributed. Thereafter, the Managing Member will receive 20% of the distributable proceeds and the Investor Members will receive 80% of distributable proceeds on a pro rata basis.

The Company made cash distributions of $453,442 to the Managing Member during the year ended December 31, 2004 in connection with loan repayments by borrowers.

4.    Subordinate Real Estate Debt Investments

At December 31, 2004 and 2003, the Company's investments in subordinate real estate debt are as follows, in thousands:

Investment	Closing Date	Face Amount	Proceeds from Sale of Subparticipations	NS Funding LLC Net Participation	Principal payments (2)	December 31, 2004 Investment Balance	December 31, 2003 Investment Balance
Alhambra Plaza	11/06/2002	$14,000	$6,000	$8,000			$8,000
Douglas Entrance	12/19/2002	12,250	—	12,250			12,250
Portland Multifamily Portfolio,	02/06/2003	15,300	7,650	7,650			7,650
BellSouth Tower, (1)	4/15/2003	24,300	14,820	9,480	$195	$9,285	9,402
IBM Plaza	7/10/2003	64,789	40,000	24,789	—	24,789	24,789
Max Capital Portfolio, (1)	8/1/2003	56,000	32,000	24,000	—	24,000	24,000
450 West 33rd Street (3)	12/31/2003	70,000	41,250	28,750	—	28,750	28,750
Pickwick Plaza	9/14/04	21,000	—	21,000	—	21,000	—
Totals		$236,089	$128,070	$108,019	$195	$107,824	$114,841

Investment	Location	Type	Initial Maturity	Extension Options	Interest Rate at 12/31/04	Base Rate
Alhambra Plaza	Florida	Office	10/09/05	Two 1-year	—	30 Day Libor + 9.30%
Douglas Entrance	Florida	Office	11/10/2004	One 1-year	—	12%
Portland Multifamily Portfolio	Oregon	Multifamily	12/11/2004	6 months, two one year	—	30 Day Libor + 8.75%
BellSouth Tower	Florida	Office	8/11/2004	Two 1-year	12.74%	30 Day Libor + 10.34%
IBM Plaza	Chicago	Office	3/09/2006	Two 1-year	12.46%	30 Day Libor + 10.06%
Max Capital Portfolio	New York	Office	1/09/2005	Three 1-year	12.42%	30 Day Libor( 3% floor) + 9.42%
450 West 33rd Street	New York	Office	1/09/2006	Three 1-year	13.08%	30 Day Libor + 10.68%
Pickwick Plaza	Connecticut	Office	4/11/2014	No extensions	9.84%	Fixed rate of 9.84%

(1)	Loan was extended and paid off in February, 2005. See Note 7.

(2)	All loans are interest only, except for BellSouth Tower which requires monthly principal payments of $9,753.

(3)	Loan was paid off in March, 2005. See Note 7.

Investment activity

The Douglas Entrance mezzanine loan was prepaid on February 11, 2004. The amount of the prepayment was approximately $12.6 million, which included the principal balance of $12.25 million, interest and prepayment premiums.

In September 2004, the Company originated a $21 million mezzanine loan collateralized by an office building in Connecticut. The interest rate is 9.84% and initial maturity is April, 2014.

The Alhambra mezzanine loan was prepaid on October 12, 2004. The amount of the prepayment was approximately $14.1 million, which included the principal balance of $14.0 million and interest.

The Portland Multifamily mezzanine loan was prepaid on December 17, 2004. The amount of the prepayment was approximately $15.4 million, which included the principal balance of approximately $15.3 million and interest.

5.    Advisory Fees—Affiliates

On May 24, 2001, the Company entered into an advisory agreement (the "Advisory Agreement") with NorthStar Capital Investment Corp., a Maryland corporation, an affiliate of NorthStar. On November 18, 2003 the Advisory Agreement was assigned by NorthStar Capital Investment Corp. to Managing Member. NorthStar Capital Investment Corp. and Managing Member are collectively referred to as the "Advisor."

The Company pays the Advisor an annual administrative and advisory fee (the "Advisory Fee"), payable quarterly in arrears equal to (i) 1% of the aggregate capital contributions of NorthStar, the NSF Venture Investor and members of the Company with capital commitments of $50.0 million or more and (ii) 1.5% of the capital contributions of members (other than NorthStar) of the Company with capital commitments of less than $50.0 million. In the event that the Advisor does not act as an investment advisor to the Company for the entire quarter, the Advisory Fee will be prorated to reflect the portion of such quarter.

The Advisory Agreement will continue for a seven-year period and shall thereafter automatically renew for up to two one-year periods upon the extension of the term of the existence of the Company. This agreement may be terminated by either the Advisor or the Company upon the resignation or removal of NorthStar Funding Management LLC as Managing Member of the Company.

In 2004, 2003 and 2002, the Company incurred advisory fees of $1,080,863, $556,661 and $18,012, of which $35,043 and $218,233 is included in due to affiliates at December 31, 2004 and 2003, respectively.

6.    Due to Affiliates

Due to affiliates includes cash received on behalf of an affiliate and advisory fees due to the Managing Member.

7.    Subsequent Events

The Bell South Tower mezzanine loan was repaid February 3, 2005. The prepayment was approximately $9.5 million, which included the principal balance of approximately $9.3 million, interest and a prepayment premium of $102,519.

The Max Capital mezzanine loan was repaid February 14, 2005. The prepayment was approximately $24.3 million which included the principal balance of approximately $24.0 million and accrued interest.

The 450 West 33rd Street loan was repaid on March 8, 2005. The amount of the prepayment was approximately $29.6 million which included the principal balance of $28.8 million, exit and prepayment fees totaling approximately $0.5 million and accrued interest.

NorthStar Funding LLC
Schedule IV—Loans and Other Lending Investments
December 31, 2004
(dollars in thousands)

Type of Loan/Borrowers	Description/ Locations	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)	Principal Amounts	Carrying Amount of Loans
BellSouth Tower (2)	Office, Florida	30 Day Libor + 10.31%	30 Day Libor + 10.31%	8/11/2004	P&I	$9,285	$9,285
IBM Plaza	Office, Chicago	30 Day Libor + 10.02%	30 Day Libor + 10.02%	3/09/2006	I/O	24,789	24,789
Max Capital Portfolio (2)	Office, New York	30 Day Libor + 9.42%	30 Day Libor (3% floor) + 9.42%	1/09/2005	I/O	24,000	24,000
450 West 33rd Street (3)	Office, New York	30 Day Libor + 10.62%	30 Day Libor + 10.62%	1/09/2006	I/O	28,750	28,750
Pickwick Plaza	Office, Connecticut	9.84% Fixed	9.84% Fixed	4/11/2014	I/O	21,000	21,000
Subtotal						107,824	107,824
Provision for losses						—	—
Total						$107,824	$107,824

(1)	Interest only or I/O; principal and Interest or P&I.

(2)	Loan was extended and paid off in February, 2005.

(3)	Loan was paid off in March, 2005.

No prior liens exist on the above loans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 1, 2005.

NORTHSTAR REALTY FINANCE CORP.
By:	/s/ DAVID T. HAMAMOTO
Name: David T. Hamamoto Title: Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID T. HAMAMOTO	Chief Executive Officer and President (Principal Executive Officer)	March 31, 2005

David T. Hamamoto

/s/ MARK E. CHERTOK	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 31, 2005

Mark E. Chertok

/s/ W. EDWARD SCHEETZ	Chairman of the Board of Directors	March 31, 2005

W. Edward Scheetz

/s/ WILLIAM V. ADAMSKI	Director	March 31, 2005

William V. Adamski

/s/ PRESTON BUTCHER	Director	March 31, 2005

Preston Butcher

/s/ JUDITH A. HANNAWAY	Director	March 31, 2005

Judith A. Hannaway

/s/ WESLEY D. MINAMI	Director	March 31, 2005

Wesley D. Minami

/s/ FRANK V. SICA	Director	March 31, 2005

Frank V. Sica