Form 10-K/A
period 2004-12-31
NORTHSTAR REALTY
filed 2005-05-02
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1 TO
FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number:    001-32330

NORTHSTAR REALTY FINANCE CORP.

(Exact name of registrant as specified in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	11-3707493 (I.R.S. Employer Identification No.)

527 Madison Avenue, 16th Floor New York, New York 10022 (Address of principal executive offices)	10022 (Zip Code)

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

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $0. As of April 29, 2005, the registrant had issued and outstanding 21,249,736 shares of common stock, par value $0.01 per share.

EXPLANATORY NOTE

NorthStar Finance Realty Corp. (the "Company") is filing this Amendment No. 1 (this "Form 10-K/A") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 which the Company filed with the Securities and Exchange Commission (the "SEC") on April 1, 2005 (the "Form 10-K") in order to amend Part III of the Form 10-K to include information that was originally intended to be incorporated by reference from the Company's definitive proxy statement in connection with its 2005 annual meeting of stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K. In addition, (1) the information required to be included on the cover page of the Form 10-K has been updated, (2) the list of exhibits under Item 15(b) of Part IV of the Form 10-K has been amended and restated to include (a) documents constituting "material definitive agreements" under Item 1.01 of the Current Report on Form 8-K for which the Company filed a Current Report on Form 8-K on April 15, 2005 and (b) the amendment to the Company's bylaws adopted on April 21, 2005, for which the Company filed a Current Report on Form 8-K on April 27, 2005, and (3) the documents referred to in clause (2)(a) above have been filed as exhibits to this Form 10-K/A.

In connection with filing this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under Exchange Act, the Company is filing currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act. Except as described above, no other amendments are being made to the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

i

NORTHSTAR REALTY FINANCE CORP.
AMENDMENT NO. 1 TO FORM 10-K FOR THE
YEAR ENDED DECEMBER 31, 2004

ii

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our board of directors consists of seven members. Set forth below are the names, ages and terms of each of our directors:

Name	Age	Current Term Ends in
William V. Adamski	48	2005
Preston Butcher	66	2005
David T. Hamamoto	45	2005
Judith A. Hannaway	53	2005
Wesley D. Minami	48	2005
W. Edward Scheetz	40	2005
Frank V. Sica	54	2005

Set forth below is biographical information regarding each of our directors.

William V. Adamski.    Mr. Adamski has been one of our directors since September 2004. Since March 2005, he has been a managing member of NY Credit Advisors. From April 2000 to February 2005, he was the president of BRK Management, LLC, specializing in real estate debt and equities investments. From December 1995 to March 2000, Mr. Adamski was a Managing Director at Credit Suisse First Boston where he led the real estate finance effort. Under Mr. Andrew Stone, Mr. Adamski was responsible for the origination and structuring of all real estate products. From 1990 to 1995, Mr. Adamski was senior vice president at Lazard Freres & Co., responsible for corporate and other real estate transactions. Mr. Adamski currently sits on the Cornell Real Estate Advisory Board that invests the university endowment in real estate. He is also the chairman of the Board of Governors of Mercy Medical Center. Mr. Adamski has a degree in Mathematics from Cornell University and an M.B.A. in Finance from the New York University Leonard N. Stern School of Business.

Preston Butcher.    Mr. Butcher has been one of our directors since September 2004. Since 1998, he has been Chairman and Chief Executive Officer of Legacy Partners (formerly known as Lincoln Property Company N.C., Inc.), a real estate and development and management firm, in Foster City, California. Legacy Partners develops and manages income property in the western United States. From 1967 to 1998, Mr. Butcher served as President, Chief Executive Officer and Regional Partner of Lincoln Property Company N.C., Inc. Mr. Butcher co-founded, formerly served as Chairman of the Board of Directors, and presently serves on the Executive Committee of the National Multi Housing Council, a national trade association whose members are the major apartment owners and managers throughout the United States. He also co-founded and currently serves as a Director of the California Housing Council. He is a director of the Charles Schwab Corp., a securities brokerage and related financial services firm. He received his B.S. in Electrical Engineering from the University of Texas at Austin.

David T. Hamamoto.    Mr. Hamamoto has been one of our directors and our president and chief executive officer since October 2003. Mr. Hamamoto co-founded NorthStar Capital Investment Corp. with W. Edward Scheetz in July 1997, having co-founded and previously been a partner and co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. In 1988, Mr. Hamamoto initiated the effort to build a real estate principal investment business at Goldman, Sachs & Co. under the auspices of the Whitehall Funds. Mr. Hamamoto currently serves as co-chairman of the board of directors and a co-chief executive officer of NorthStar Capital Investment Corp. Mr. Hamamoto also serves as the President of the Board of Trustees of The Brearley School in New York City. Mr. Hamamoto received a B.S. from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Judith A. Hannaway.    Ms. Hannaway has been one of our directors since September 2004. Ms. Hannaway was most recently employed by Scudder Investments, a wholly-owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed end funds, off shore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody as a Senior Vice President in Alternative Investment Product Development. She joined Kidder Peabody in 1980 as a Real-Estate Product Manager. Ms. Hannaway received her B.A. from Newton College of the Sacred Heart and an M.B.A. from Simmons College Graduate Program in Management.

Wesley D. Minami.    Mr. Minami has been one of our directors since September 2004. Since 2003, he has been President of Billy Casper Golf Management, Inc. From 2001 to 2002, he served as President of Charles E. Smith Residential Realty, Inc., a REIT that was listed on the New York Stock Exchange. In this capacity, Mr. Minami was responsible for the development, construction, acquisition and property management of over 22,000 high-rise apartments in five major U.S. markets. He resigned from this position after completing the transition and integration of Charles E. Smith Residential Realty, Inc. from an independent public company to a division of Archstone-Smith, an apartment company listed on the New York Stock Exchange. From 1997 to 2001, Mr. Minami worked as Chief Financial Officer and then Chief Operating Officer of Charles E. Smith Residential Realty, Inc. Prior to 1997, Mr. Minami served in various financial service capacities for numerous entities, including Ascent Entertainment Group, Comsat Corporation, Oxford Realty Services Corporation and Satellite Business Systems. Mr. Minami has served as a director of Ashford Hospitality Trust since completion of its initial public offering in August 2003. Mr. Minami earned his M.B.A. in Finance from the University of Chicago in 1980 and his B.A. degree in Economics, with honors, from Grinnell College in 1978.

W. Edward Scheetz.    Mr. Scheetz has been the chairman of our board of directors since April 2004. In July 1997, Mr. Scheetz co-founded NorthStar Capital Investment Corp. and became one of its co-chief executive officers. Mr. Scheetz serves on the investment committee of NS Advisors LLC. Mr. Scheetz currently serves as a co-chairman of the board of directors and co-chief executive officer of NorthStar Capital Investment Corp. Prior to founding NorthStar Capital Investment Corp., Mr. Scheetz was a partner from 1993 to 1997 at Apollo Real Estate Advisors where he was responsible for the investment activities of Apollo Real Estate Investment Fund I and II. From 1989 to 1993, Mr. Scheetz was a principal with Trammell Crow Ventures where he was responsible for that firm's opportunistic real estate investment activities. Mr. Scheetz received an A.B. in economics from Princeton University.

Frank V. Sica.    Mr. Sica has been one of our directors since September 2004. He is currently a Senior Advisor for Soros Fund Management, LLC. From 2000 to 2003, Mr. Sica was Managing Partner of Soros Private Funds Management LLC, the management company for the Private Equity and Real Estate activities of Soros Fund Management, LLC. From 1998 to 2000, Mr. Sica was Managing Director of Soros Fund Management LLC responsible for Private Equity and Real Estate investment activities. He is a Director of CSG Systems, Inc., Emmis Communications, JetBlue Airways and Kohl's Corporation. From 1988 to 1998, Mr. Sica was in the Merchant Banking Group of Morgan Stanley Dean Witter & Co. From 1981 to 1988, Mr. Sica was a Managing Director in the Mergers and Acquisitions Group at Morgan Stanley Dean Witter & Co. Mr. Sica is also a Trustee of the Village of Bronxville, a Trustee of Wesleyan University, a member of the Board of Overseers for the Amos Tuck School of Business at Dartmouth College and board member of the Cancer Research Institute.

Audit Committee

Our board of directors has established an Audit Committee, which consists of Messrs. Adamski and Minami and Ms. Hannaway, each of whom is an independent director. Mr. Minami chairs our Audit Committee and serves as our Audit Committee financial expert, as that term is defined by the Securities and Exchange Commission. The Audit Committee is responsible for engaging independent public accountants, reviewing with the independent public accountants the plans and results of the audit engagement, approving professional services provided by the independent public accountants, reviewing the independence of the independent public accountants, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls.

A copy of the Audit Committee charter is attached hereto as Appendix A and is available on our website, www.nrfc.com, under the heading "Investor Relations —Governance Documents."

Executive Officers

Our executive officers are appointed annually by our board of directors and serve at the discretion of our board. Set forth below are the names, ages and positions of each of our executive officers:

Name	Age	Position
David T. Hamamoto(*)	45	President, Chief Executive Officer and Director
Mark E. Chertok	48	Chief Financial Officer and Treasurer
Jean-Michel Wasterlain	47	Chief Investment Officer and Executive Vice President
Daniel R. Gilbert	35	Executive Vice President
Richard J. McCready	46	General Counsel and Secretary

* Biographical information is provided above under "Board of Directors."

Set forth below is biographical information regarding each of our executive officers.

Mark E. Chertok.    Mr. Chertok has been our chief financial officer and treasurer since January 2004. From January 2004 until October 2004, Mr. Chertok also served as the chief financial officer of NorthStar Capital Investment Corp. From April 2003 until December 2003, Mr. Chertok was an independent consultant to NorthStar Capital Investment Corp., Emmes & Company LLC and an unaffiliated third party. From April 1998 until March 31, 2003, Mr. Chertok was the chief financial officer and a principal of Emmes and Company LLC, Emmes Asset Management Co. LLC and their affiliates. Previously, Mr. Chertok was a partner at Margolin, Winer & Evens LLP and was involved in all aspects of client service including accounting, tax and management advisory services, with a specialization in providing services to the real estate industry. Mr. Chertok started his career at Laventhol and Horwath in 1978. Mr. Chertok is a Certified Public Accountant in New York and is also a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Chertok graduated from New York University and holds a B.S. in Accounting.

Jean-Michel (Mitch) Wasterlain.    Mr. Wasterlain has been our chief investment officer and one of our executive vice presidents since our initial public offering in October 2004. Mr. Wasterlain has primary responsibility for our real estate securities business. From July 2002 until October 2004, Mr. Wasterlain served as a vice president of NorthStar Capital Investment Corp. He is also the president of NS Advisors LLC, where he is responsible for all real estate securities investments made by NS Advisors LLC. Mr. Wasterlain serves on the investment committee of NS Advisors LLC and manages the structuring and issuance of CDOs and other securitization vehicles. Prior to joining NorthStar Capital Investment Corp. in 2002, Mr. Wasterlain co-founded in November 1996 and was a managing director of CGA Investment Management and was responsible for all of the firm's real estate business. Prior to joining CGA Investment Management, Mr. Wasterlain managed a real estate lending and securitization business at ING Barings and worked in real estate investment banking at Lehman Brothers. Mr. Wasterlain graduated from Stanford University and holds an M.B.A. from the Wharton School of the University of Pennsylvania.

Daniel R. Gilbert.    Mr. Gilbert has been one of our executive vice presidents since our initial public offering in October 2004. Mr. Gilbert has primary responsibility for our subordinate real estate debt business. From July 2004 until October 2004, Mr. Gilbert served as an executive vice president and managing director of mezzanine lending of NorthStar Capital Investment Corp., which included responsibility for the oversight of the NSF Venture. From 1994 to 2004, Mr. Gilbert held a number of positions with Merrill Lynch & Co., in its Global Principal Investments and Commercial Real Estate department. Most recently, Mr. Gilbert managed a group with global responsibility for Merrill Lynch's relationships with its top tier real estate investor clients and engaging in strategic principal investments in real estate opportunity funds. For the prior six years, he was responsible for originating principal investments in mortgage loans, subordinated notes, mezzanine loans, preferred equity, distressed debt and related commercial mortgage-backed securities, or CMBS. Mr. Gilbert's early work at Merrill Lynch focused on CMBS transactions and the acquisition of distressed mortgage loan portfolios. In 1996, Mr. Gilbert left Merrill Lynch for a brief time to work for a management consulting firm, where he advised senior management and directors on shareholder value creation. Prior to 1994, he held accounting and legal-related roles at Prudential Securities Incorporated. Mr. Gilbert graduated from Union College with degrees in Political Science and Anthropology.

Richard J. McCready.    Mr. McCready has been our general counsel and secretary since October 2004. Since 1998, Mr. McCready has served as the chief operating officer and secretary of NorthStar Capital Investment Corp. and is a member of NorthStar Capital Investment Corp.'s board of directors. Prior to joining NorthStar Capital Investment Corp., Mr. McCready had been the president, chief operating officer and a director of First Winthrop Corporation, a manager of commercial properties. Prior to joining First Winthrop in 1990, he was in the Corporate and Real Estate Finance group at the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. Mr. McCready graduated from the University of New Hampshire and holds a Juris Doctorate from Boston College Law School.

Other Key Professionals

Biographical information for our other key professionals is set forth below.

Andrew L. Solomon.    Mr. Solomon has been one of our vice presidents since our initial public offering in October 2004. From July 2004 to October 2004, Mr. Solomon was a vice president of NS Advisors LLC where he was primarily responsible for the day-to-day management and structuring of CDOs. From March 2003 to July 2004, Mr. Solomon had been an associate at NS Advisors LLC. From June 2001 to March 2003, Mr. Solomon was an associate in the Real Estate Investment Banking Group at CIBC World Markets. From 1995 to 1999, he held various positions with Arthur Andersen LLP., where he was promoted to Audit Manager in 1999. Mr. Solomon is a Certified Public Accountant. He graduated from Washington University in St. Louis and received an M.B.A. from the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership of such securities on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file. Based solely on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons that no filings on such forms were required for those persons, the Company believes that all such filings required to made during and with respect to the fiscal year ended December 31, 2004 by Section 16(a) were timely made.

Code of Ethics for Senior Financial Officers

We have adopted a senior officer code of ethics applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The code is available on our website at www.nrfc.com under the heading "Investor Relations — Governance Documents." Amendments to, and waivers from, the senior financial officer code of ethics will be disclosed at our website at www.nrfc.com under the heading "Investor Relations — Governance Documents."

Code of Business Conduct and Ethics

We have adopted a code of corporate ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. Specifically, our code of ethics prohibits payments, directly or indirectly, to any foreign official seeking to influence such official or otherwise obtain an improper advantage for our business. The code is available on our website at www.nrfc.com under the heading "Investor Relations — Governance Documents."

Item 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation that we paid to our chief executive officer and our four other most highly compensated officers (collectively, the "Named Executive Officers") for the period from October 29, 2004, the date of the closing of our initial public offering and the commencement of our operations, to December 31, 2004 (the "Post- IPO Period"). We did not pay any of our Named Executive Officers or other employees prior to October 29, 2004. Therefore, the amounts included in the "Salary" column for each Named Executive Officer represent one-sixth of the amount of the base salary pursuant to the respective executive employment agreements of each of the Named Executive Officers.

	Annual Compensation					Long-Term Compensation Awards(1)
Name and Principal Position	Salary ($)		Bonus ($)		Other Annual Compensation ($)	Restricted Stock Award(s) ($)		Securities Underlying Options/ SARS (#)	All Other Compen- sation ($)
David T. Hamamoto,	66,667		0	(2)		1,986,684	(3)
President and Chief Executive Officer
Mark E. Chertok,	41,667		125,000	(4)		494,604	(3)
Chief Financial Officer and Treasurer
Jean-Michel Wasterlain,	41,667		125,000	(5)		459,657	(3)
Chief Investment Officer and Executive Vice President
Daniel R. Gilbert,	41,667		83,333	(6)		781,435	(3)
Executive Vice President
Richard J. McCready,	10,000	(7)	0	(7)		494,604	(3)
General Counsel and Secretary

(1)	See "— Long-Term Incentive Bonus Program" below for a description of the awards that may be granted to our Named Executive Officers under the long-term incentive bonus program if the performance hurdles are met during the performance periods, each established by the Compensation Committee of our board of directors.

(2)	The Compensation Committee of our board of directors authorized the grant to Mr. Hamamoto of a cash bonus of $116,667 for service as our chief executive officer and president for the Post-IPO Period. However, Mr. Hamamoto waived receipt of this bonus and requested that the $116,667 be granted as a bonus to certain of our non-executive employees and certain employees of NorthStar Capital Investment Corp. who provide services to us through the shared facilities and services agreement. The Compensation Committee delegated to Mr. Hamamoto the authority to designate such employees and divide this amount amongst them.

(3)	The amounts listed under the "Restricted Stock Awards" column for each Named Executive Officer represent the fair market value as of the date of grant of the LTIP units indirectly granted to each Named Executive Officer. LTIP units are common units of limited partnership interest in NorthStar Realty Finance Limited Partnership, our operating partnership which are structured as profits interests. Upon the occurrence of specified events, an LTIP unit may over time achieve full parity with such common units for all purposes. If such parity is reached, vested LTIP units may be converted into an equal number of common units of limited partnership interest in our operating partnership. Holders of common units of limited partnership interest in our operating partnership may elect to redeem such common units for cash or, at our election, an equivalent number of shares of our common stock, at any time beginning on October 29, 2005. Until and unless such parity is reached, the value that a holder of an LTIP unit will realize for a given number of vested LTIP units will be less than the value of an equal number of shares of our common stock. Distributions are payable on LTIP units to the same extent and on the same date that distributions are paid on common units of partnership interest in our operating partnership. In accordance with Item 402 of Regulation S-K, the fair market value of the LTIP units indirectly granted to our Named Executive Officers has been computed with reference to the closing price of our common stock on the date of grant of such LTIP units.

In connection with the closing of our initial public offering in October 29, 2004 and the exercise of the underwriters' overallotment option on November 19, 2004, our Compensation Committee granted an aggregate of 751,444 LTIP units directly to NRF Employee, LLC (the "Employee LLC LTIP Units") pursuant to our stock incentive plan. One-twelfth of the Employee LLC LTIP Units vest as of the end of each of the 12 quarters during the three-year vesting period beginning on October 29, 2004. Each of the Named Executive Officers has a membership interest in NRF Employee, LLC (the "Employee LLC Interest") which entitles each of them to beneficial ownership of the amount of the Employee LLC LTIP units set forth opposite their names: Mr. Hamamoto—225,916; Mr. Chertok—56,244; Mr. Wasterlain—52,270; Mr. Gilbert—88,861; and Mr. McCready—56,244. One-twelfth of the Employee LLC Interests vest as of the end of each of the 12 quarters during the three-year vesting period beginning October 29, 2004. Once a portion of such Employee LLC Interest is vested, each of the Named Executive Officers may redeem the vested portion for an equivalent number of LTIP units. Upon the receipt of distributions from our operating partnership, NRF Employee, LLC will distribute such distributions to its members on a pro rata basis. The following table lists the number of Employee LLC LTIP units that each Named Executive Officers has beneficial ownership of through their respective Employee LLC Interests and the date of the grant of such LTIP Units.

Named	Number of LTIP Units Granted
Executive Officer	On October 29, 2004	On November 19, 2004
Mr. Hamamoto	216,100	9,816
Mr. Chertok	53,800	2,444
Mr. Wasterlain	50,000	2,270
Mr. Gilbert	85,000	3,861
Mr. McCready	53,800	2,444

The fair market value at December 31, 2004 of the unvested LTIP units beneficially owned by each of the Named Executive Officers, which constitutes all of the LTIP Units beneficially owned by such persons, is set forth opposite their names: Mr. Hamamoto—$2,586,738; Mr. Chertok—$643,994; Mr. Wasterlain—$598,492; Mr. Gilbert—$1,017,458; and Mr. McCready—$643,994.

(4)	Consists of (a) a $100,000 cash bonus paid to Mr. Chertok in November 2004 in connection with the closing of our initial public offering in October 2004 pursuant to his executive employment agreement and (b) a $25,000 cash bonus which represents one-sixth of the initial target bonus amount in Mr. Chertok's executive employment agreement and was awarded for services rendered to us during the Post-IPO Period.

(5)	Represents one-half of the initial target bonus amount in Mr. Wasterlain's executive employment agreement and was awarded for services rendered (a) to NS Advisors LLC from July 1, 2004 to the closing our initial public offering on October 29, 2004 and (b) to us for the Post-IPO Period. NS Advisors LLC accrued five-sixths of this amount as of the contribution of 100% of the membership interests of NS Advisors LLC to NorthStar Realty Finance Limited Partnership, our operating partnership on October 29, 2004.

(6)	Represents one-third of the initial target bonus amount in Mr. Gilbert's executive employment agreement and was awarded for services rendered to us for the Post-IPO Period.

(7)	Pursuant to our shared facilities and services agreement with NorthStar Capital as described under "Item 13. Certain Relationships and Related TransactionsShared Facilities and Services Agreement", the annual facilities and services fee payable to NorthStar Capital thereunder is reduced by the amount of any base salary that we pay directly to any co-employees of NorthStar Capital and us, including Mr. McCready. Mr. McCready also receives a salary directly from NorthStar Capital.

Long-Term Incentive Bonus Program

The NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan, or the long-term incentive bonus program, was approved our board of directors and our sole stockholder prior to the consummation of our initial public offering. Our board of directors has adopted this program in order to retain and incentivize our officers, certain of our key employees, co-employees of us and NorthStar Capital Investment Corp. and employees of NorthStar Capital who provide services to us pursuant to the shared facilities and services agreement with NorthStar Capital, whom we refer to as the eligible participants. An aggregate of 698,142 shares of our common stock have been reserved and authorized for issuance under the long-term incentive bonus program, subject to equitable adjustment upon the occurrence of certain corporate events. Awards under the long-term incentive bonus program may be granted in cash, shares of our common stock, LTIP units or other share-based form.

Our board of directors has delegated to the Compensation Committee the authority to administer the long-term incentive bonus program. Pursuant to this delegated authority, the Compensation Committee has:

•	established performance periods and return hurdles that we must meet during such performance periods in order for awards to be granted to eligible participants under the long-term incentive bonus program, and

•	selected eligible participants and reserved amounts under the long-term incentive bonus program that such selected eligible participants would be entitled to receive if the established return hurdles are met during the established performance periods.

Our Compensation Committee has established the following performance periods:

•	one-year period beginning October 1, 2005;

•	one-year period beginning October 1, 2006; and

•	two-year period beginning October 1, 2005.

Our Compensation Committee has established the return hurdle for these performance periods as an annual return on paid in capital (as described below) equal to or greater than 12.5%.

The long-term incentive bonus program defines return on paid in capital as: (1) our "funds from operations," or FFO, (using the definition established by the National Association of Real Estate Investment Trusts, or "NAREIT"), adjusted to exclude any non-cash items, on a fully diluted per share basis, calculated in a manner consistent with our calculation of diluted earnings or loss per share, divided by (2) the average daily paid in capital per share (as described below) during the applicable performance period.

The long-term incentive bonus program defines paid in capital per share with respect to any date as: (1) the sum of (a) the number of shares of common stock on a fully diluted basis plus the number of units of partnership interest in our operating partnership, or operating partnership units, outstanding immediately after the consummation of our initial public offering, multiplied by the initial public offering price, (b) for any acquisitions or offerings for common stock or operating partnership units after our initial public offering, the number of shares of common stock or operating partnership units issued in such acquisition or offering multiplied by the fair market value of one share of common stock on the date of such acquisition or offering, and (c) for any shares of common stock or operating partnership units issued in exchange for any assets contributed to us after our initial public offering, the number of shares of common stock or operating partnership units issued multiplied by the average fair market value of our common stock of the ten trading days immediately prior to the date of such contribution, divided by (2) the number of shares of common stock on a fully diluted basis, including the operating partnership units outstanding on the relevant date.

As of December 31, 2004, our Compensation Committee has allocated an aggregate of 665,346 of the shares of our common stock reserved under the long-term incentive bonus program to eligible participants selected by the Compensation Committee, or as the selected participants, and delivered a notification to each selected participant stating the number of shares of our common stock that have been reserved for issuance to such selected participant, or the total reserved amount, if we meet the return hurdle during the applicable performance periods. Such notifications denominate the total reserved amount in shares of our common stock, but the Compensation Committee has the discretion to grant awards to the selected participants in cash, shares of our common stock, LTIP units or other share-based form, upon the achievement of the return hurdle in the performance periods.

Each of the selected participants will be entitled to receive half of his or her total reserved amount if we meet the return hurdle for the one-year period beginning October 1, 2005 and such selected participant is employed through the end of this first performance period. Each of the selected participants will be entitled to the other half of his or her total reserved amount if we meet the return hurdle for the one-year period beginning on October 1, 2006 and such selected participant is employed through the end of this second performance period. Alternatively, if we do not meet the return hurdle for the one-year period beginning October 1, 2005, but we do meet the return hurdle for the two-year period beginning October 1, 2005 and a selected participant is employed through the end of this two-year period, such selected participant will be entitled to receive his or her total reserved amount.

For purposes of the 2004 financial statements included in the Form 10-K, our management made its best estimate of our performance during the performance periods, based on the facts and information currently available. On the basis of the foregoing, our management does not estimate that we will meet the return hurdle in either of these performance periods. If we do not meet the return hurdle during the performance periods, we will not grant any awards under this program to members of our management, other of our employees and the employees of NorthStar Capital who provide services to us.

The Compensation Committee allocated a number of shares of common stock to Messrs. Hamamoto, Scheetz, Chertok, Gilbert and McCready (as well as other eligible participants) upon the closing of our initial public offering in October 2004, which allocation was increased upon the exercise of the underwriters' overallotment option in November 2004. The table below indicates the amounts that such persons would be entitled to receive if the return hurdle described above is met in the two one-year performance periods described above. Although the threshold, target and maximum estimated future payouts listed below are denominated in a number of shares of our common stock, the awards may be granted in the form of cash, shares, LTIP units or other share-based form.

Long-Term Incentive Plan – Awards in Last Fiscal Year

Name	Number of Shares, Units or Other Rights (#)	Performance or Other Period Until Maturation or Payout(1)	Estimated Future Payouts Under Non- Stock Price-Based Plans
			Threshold(2) (#)	Target (#)	Maximum (#)
David T. Hamamoto	100,352.5	10/01/2005 – 09/30/2006	100,352.5	100,352.5	100,352.5
	100,352.5	10/01/2006 – 09/30/2007	100,352.5	100,352.5	100,352.5
W. Edward Scheetz	100,352.5	10/01/2005 – 09/30/2006	100,352.5	100,352.5	100,352.5
	100,352.5	10/01/2006 – 09/30/2007	100,352.5	100,352.5	100,352.5
Mark E. Chertok	25,140	10/01/2005 – 09/30/2006	25,140	25,140	25,140
	25,140	10/01/2006 – 09/30/2007	25,140	25,140	25,140
Daniel R. Gilbert	39,200	10/01/2005 – 09/30/2006	39,200	39,200	39,200
	39,200	10/01/2006 – 09/30/2007	39,200	39,200	39,200
Richard J. McCready	25,140	10/01/2005 – 09/30/2006	25,140	25,140	25,140
	25,140	10/01/2006 – 09/30/2007	25,140	25,140	25,140

(1)	If the return hurdle is not acheived in the one year period beginning October 1, 2005, but is acheived in the two-year period beginning October 1, 2005, then each of the persons listed below will be entitled to receive the following threshold, target and maximum amounts, each of which is denominated in a number of shares of our common stock, but is payable in cash, shares of common stock, LTIP units or other share-based form, set forth opposite their name:

Name	Total Threshold/Target/Maximum Amount
Mr. Hamamoto	200,705
Mr. Scheetz	200,705
Mr. Chertok	50,280
Daniel R. Gilbert	78,400
Mr. McCready	50,280

(2)	The persons listed above will not receive the threshold amount or any grant under the long term incentive bonus plan unless we meet the return hurdle described above in the relevant performance period listed in the table above.

If a change in control (as defined in the long-term incentive bonus program) occurs before a performance period has ended, the return hurdle described above will no longer be the measure of whether a selected participant would be entitled to receive the portion of the total reserved amount that may be granted for such performance period. Instead, it will be based on the value of our common stock on the date of the change in control. If the total return on one share of our common stock on the date of the change in control reflects an internal rate of return of 12.5% or more per year over the initial public offering price per share of common stock in this offering, each selected participant will be entitled to the portion of the total reserved amount that has not yet been granted to such selected participant. Total return is comprised of (1) the deemed value of one share of our common stock on the date of the change in control plus (2) the value of all dividends and distributions paid with respect to one share of our common stock from the closing of this offering until the date of the change in control. If a change in control occurs and this total return hurdle is not met, then the selected participants will not be entitled to receive any further amounts.

Mr. Wasterlain's Outperformance Bonus Plan

Mr. Wasterlain is eligible to receive incentive compensation equal to 15% of the net profits from our real estate securities business in excess of a 12% return on invested capital, or the bonus participation amount. We have the option of terminating this outperformance bonus plan at any time after October 29, 2007 by paying Mr. Wasterlain an amount based on the bonus participation amount at the time we exercise this plan termination election. If Mr. Wasterlain voluntarily terminates his employment with us prior to any exercise of our plan termination election, he will be eligible to continue to receive a portion of the bonus participation amount determined by applying a specified percentage to the then-current real estate securities fee streams and investments.

Beginning upon the earlier to occur of (1) October 29, 2007 or (2) the date of Mr. Wasterlain's termination of his employment with us without good reason, we will have the right to terminate this outperformance bonus plan within 45 days after the end of any fiscal quarter after such date or within 45 days after the date of Mr. Wasterlain's termination. Upon the date of our termination of this plan, Mr. Wasterlain shall be entitled to receive from us a payment equal to annualized net earnings from the real estate securities portfolio for the fiscal quarter preceding the plan termination election multiplied by the average of the funds from operations (FFO) trading multiple (the ratio of the fair market value of common equivalent shares as of the end of the relevant fiscal quarter to the adjusted FFO per share for the relevant fiscal quarter) for the four fiscal quarters preceding the plan termination election multiplied by 15%.

Following our exercise of the plan termination, the plan termination payment will vest over a term of three years following such exercise, subject to Mr. Wasterlain's continued employment with us after such exercise, and be payable in equal installments over such term as described below. The initial installment, representing 25% of the plan termination payment will be paid upon exercise of our plan termination and an additional 25% will be payable on the first, second and third anniversaries of such exercise, subject to Mr. Wasterlain's continued employment with us at the date of the relevant anniversary. If either a change of control occurs or we terminate Mr. Wasterlain for any reason other than for cause at any time following the exercise of our plan termination, any installments of the plan termination payment due but not yet paid to Mr. Wasterlain will become fully vested, but will continue to be paid over the three-year period following the exercise of our plan termination, as though Mr. Wasterlain continued to be employed by us.

See "Item 13. Certain Relationships and Related Transactions — Distributions of Operating Partnership Units to Officers" for a description of Mr. Wasterlain's incentive compensation arrangement in NorthStar Capital's real estate securities business prior to its contribution to us.

Stock Incentive Plan

The NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan, or our stock incentive plan, has been adopted by our board of directors and approved by our sole stockholder prior to the consummation of our initial public offering. The stock incentive plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, stock, restricted stock and other equity-based awards, or any combination of the foregoing. The eligible participants of the stock incentive plan include our directors, officers, employees and co-employees of us and NorthStar Capital Investment Corp. and employees of NorthStar Capital Investment Corp. who provide services to us pursuant to the shared facilities and services agreement. An aggregate of 1,433,038 shares have been authorized and reserved for issuance under our stock incentive plan. Of this amount, an aggregate of 38,886 shares of our common stock have been issued under our stock incentive plan. The number of shares reserved under our stock incentive plan is also subject to equitable adjustment upon the occurrence of certain corporate events.

The stock incentive plan may be administered by either our board of directors or any committee appointed by our board of directors in accordance with the requirements of Section 162(m) of the

Internal Revenue Code (but only to the extent necessary and desirable to satisfy the requirements of Section 162(m) of the Internal Revenue Code) and, to the extent applicable, Rule 16b-3 under the Exchange Act, the board or committee being referred to as the "plan administrator." Our board of directors has delegated authority to the Compensation Committee to act as the plan administrator. The plan administrator may interpret the stock incentive plan and may enact, amend and rescind rules, make all other determinations necessary or desirable for the administration of the stock incentive plan and generally determine the terms and conditions of awards granted under the stock incentive plan.

We may issue incentive stock options or non-qualified stock options under the stock incentive plan. The incentive stock options granted under the stock incentive plan are intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. The option price of each stock option granted under the stock incentive plan will be determined by the plan administrator and must be at least equal to the par value of a share of common stock on the date the stock option is granted and, in the case of an incentive stock option, may be no less than the fair market value of the stock underlying the option as of the date the incentive stock option is granted.

Stock appreciation rights may be granted under the stock incentive plan either alone or in conjunction with all or part of any stock option granted under the stock incentive plan. A stock appreciation right granted under the stock incentive plan entitles its holder to receive per share, at the time of exercise, an amount in cash or stock (or a combination of cash and stock) equal to the excess of the fair market value (at the date of exercise) of a share of common stock over a specified price fixed by the plan administrator, with the plan administrator determining the form of payment.

Restricted common stock may be granted under the stock incentive plan. The plan administrator will determine the purchase price, performance period and performance goals, if any, with respect to the grant of restricted common stock. Participants with restricted common stock generally have all of the rights of a stockholder. If the performance goals or other restrictions are not attained, the participant will forfeit his or her shares of restricted common stock.

Other equity-based awards under the stock incentive plan will include grants of units of limited partnership interest in our operating partnership, which are structured as profits interests, or LTIP units. Each LTIP unit awarded will be deemed to be equivalent to an award of one share of our common stock reserved under our stock incentive plan. Each LTIP unit award will reduce the amount of our shares of common stock available for other equity awards on a one-for-one basis. The plan administrator will determine the purchase price, performance period and performance goals, if any, with respect to the grant of LTIP units. If the performance goals or other restrictions are not attained, the participant will forfeit his or her LTIP units.

LTIP units, whether vested or not, will receive the same quarterly per unit distributions as common units of partnership interest in our operating partnership, which equal per share distributions on our common stock. Initially, LTIP units will not have full parity with common units with respect to liquidating distributions. Upon the occurrence of specified events LTIP units may over time achieve full parity with common units of limited partnership interest in our operating partnership for all purposes, and therefore accrete to an economic value for participants equivalent to our common stock on a one-for-one basis. If such parity is reached, vested LTIP units may be converted into an equal number of common units of our operating partnership at any time, and thereafter enjoy all the rights of common units of our operating partnership. Holders of common units of limited partnership interest in the operating partnership may elect to redeem their operating partnership units for cash or, at our election, an equivalent number of shares of our common stock, at any time beginning one year after the consummation of our initial public offering. However, there are circumstances under which the LTIP units will not achieve full parity with common units of limited partnership interest. Until and unless such parity is reached, the value that a participant will realize for a given number of vested LTIP units will be less than the value of an equal number of shares of our common stock.

The stock incentive plan provides for automatic annual grants of common stock to each of our non-employee directors of a number of shares having a value of approximately $25,000, and to our chairman of the board of a number of shares having a value of approximately $35,000. These annual automatic grants will be made on the first business day following each annual meeting of our stockholders. The stock incentive plan also provides for an initial automatic grant upon the consummation of our initial public offering to our non-employee directors or, for such non-employee directors elected after the offering, upon attending their first board meeting, of a number of shares of restricted common stock having a value of approximately $50,000. The stock incentive plan also provides for an initial automatic grant of a number of shares of restricted common stock having a value of approximately $100,000 to our chairman of the board upon consummation of our initial public offering. The stock incentive plan also provides that, subject to the procedures, terms and conditions established by the plan administrator, the non-employee directors may elect to receive other awards, including awards of LTIP units, with equivalent values in lieu of the annual and initial grants of common stock and restricted common stock. The annual grants will be fully vested on the date of grant, and the initial grants will vest as to one-third of the total amount granted on each of the first three anniversaries of the date of the grant.

The terms of the stock incentive plan provide that the plan administrator may amend, suspend or terminate the stock incentive plan at any time, but stockholder approval of any such action will be obtained if required to comply with applicable law. Further, no action may be taken that adversely affects any rights under outstanding awards without the holder's consent. The stock incentive plan will terminate on the tenth anniversary of the effectiveness of the registration statement of which this prospectus is a part.

Employment Agreements

Our chief executive officer, chief financial officer and two executive vice presidents, one of which is also our chief investment officer, have entered into employment agreements with us. For the purposes of this description, we refer to these individuals as the "executives." The agreements have three-year initial terms. Following the initial terms, the agreements automatically will extend on an annual basis for one additional year, unless notice not to renew an agreement is given 90 days prior to the expiration of its term.

The agreements provide that Mr. Hamamoto will receive an initial annual base salary of $400,000 per annum and that Messrs. Chertok, Wasterlain and Gilbert will each receive an initial annual base salary of $250,000 per annum. In subsequent years during the term, the base salary under each of the executive employment agreements will be subject to annual review and adjustment from time to time by the Compensation Committee of our board of directors. The agreements also provide that the executives will participate in an annual cash bonus plan. The annual cash bonus plan allows for a maximum bonus amount to be established by the Compensation Committee for each of our executive officers. The target amount of the bonus for the first year of the three year term of the employment for Mr. Hamamoto will be 175% of his base salary and the initial target amount of the bonus for each of the bonuses for Messrs. Chertok, Wasterlain and Gilbert will be 100% of their respective base salaries. The bonuses are determined based on individual and company performance with performance criteria that take into consideration our: (i) earnings per share; (ii) net earnings; (iii) net sales growth; (iv) net income (before taxes); (v) net operating profit; (vi) return measures (including, but not limited to, return on assets, capital, equity or sales); (vii) cash flow (including, but not limited to, operating cash flow and free cash flow); (viii) earnings before or after taxes, interest, depreciation, and/or amortization; (ix) productivity ratios; (x) share price (including, but not limited to, growth measures and total stockholder return); (xi) expense targets; (xii) operating efficiency; (xiii) working capital targets; (xiv) any combination of, or a specified increase in, any of the foregoing; and (xv) the formation of joint ventures or the completion of other corporate transactions. Pursuant to his employment agreement, Mr. Chertok is entitled to and received a bonus of $100,000 upon consummation of our initial public offering in October 2004.

Payments made under the annual cash bonus plan will not fail to be deductible under Section 162(m) of the Internal Revenue Code for a period of time. Section 162(m) generally provides that publicly-held companies may not deduct compensation paid to certain of its top executive officers to the extent such compensation exceeds $1 million per officer in any year. Certain performance-based compensation, however, is specifically exempt from the deduction limit pursuant to Section 162(m).

The agreements provide that each of the executives will receive severance payments in the event of termination of their employment by us (other than a termination for "cause," as defined in the agreements) or by the executives with "good reason" (also as defined in the agreements). These severance payments include continuation of annual base salary for two years following the date of termination of employment. In addition, the executives would receive a pro-rata bonus for the year in which such termination occurred.

If payments made to any of the executives under the agreements (or any other plans or agreements) are subject to excise tax under the provisions of Section 4999 of the Internal Revenue Code, the agreements provide that we will pay such executive an additional amount such that the amount retained by such executive would equal the net amount of payments which would have been received by him absent application of the excise tax.

Pursuant to the agreements, the executives agreed that, during their employment with us and for a period of one year following the termination of their employment, they will not solicit, directly or indirectly, any of our employees, officers, consultants or joint venture partners to terminate their employment or other relationships with us.

The agreements also provide that the executives may participate in our long-term incentive bonus program and stock incentive plan, each as described above.

Director Compensation

Chairman of the Board

The chairman of our board of directors is paid an annual fee of $35,000. Our Compensation Committee granted Mr. Scheetz 11,111 shares of restricted stock upon the closing of our initial public offering on October 29, 2004 pursuant to our stock incentive plan. Pursuant to our stock incentive plan, we will automatically grant shares of common stock having a value of approximately $35,000 to the chairman each year. This annual automatic grant will be made on the first business day following each annual meeting of our stockholders and the actual number of shares of common stock that we will grant will be determined by dividing the fixed value of the annual grant by the closing sale price of our common stock on the New York Stock Exchange on the grant date.

In consideration of his future services to us as the chairman of our board of directors, our Compensation Committee has indirectly granted Mr. Scheetz 225,916 LTIP units. In connection with the closing of our initial public offering in October 29, 2004 and the exercise of the underwriters' overallotment option on November 19, 2004, our Compensation Committee granted an aggregate of 751,444 LTIP units directly to NRF Employee, LLC (the "Employee LLC LTIP Units") pursuant to our stock incentive plan. One-twelfth of the Employee LLC LTIP Units vest as of the end of each of the 12 quarters during the three-year vesting period beginning on October 29, 2004. Mr. Scheetz has a membership interest in NRF Employee, LLC which entitles him to beneficial ownership of 225,916 of the Employee LLC LTIP units. One-twelfth of Mr. Scheetz's membership interests in NRF Employee, LLC vest as of the end of each of the 12 quarters during the three-year vesting period beginning October 29, 2004. Once a portion of such membership interests is vested, Mr. Scheetz may redeem the vested portion for an equivalent number of LTIP units. The fair market value of such LTIP units as of the date of grant and at December 31, 2004 was $1,986,684 and $2,586,738, respectively.

See "— Long-Term Incentive Bonus Program" above for a description of the award that may be granted to Mr. Scheetz under the long term incentive bonus program if the performance hurdles established by the Compensation Committee are met during certain performance periods.

Other Non-Employee Directors

Each of our non-employee directors is paid an annual director's fee of $25,000. The non-employee director who serves as our Audit Committee chairperson is paid an additional fee of $10,000 per year. Each of the non-employee directors who serve as the chairpersons of our Compensation Committee and our Nominating and Corporate Governance Committee is paid an additional fee of $5,000 per year. Each non-employee director is also paid $1,500 per board meeting attended and $1,000 per board committee meeting attended. Directors who are our officers or employees do not receive compensation as directors. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on the board of directors.

Pursuant to our stock incentive plan, we automatically grant to each of our non-employee directors shares of restricted common stock. We granted 5,555 shares of restricted common stock to each Messrs. Adamski, Butcher, Minami and Sica and Ms. Hannaway, each of whom are non-employee directors, in connection with the closing of our initial public offering on October 29, 2004 pursuant to our stock incentive plan. We will automatically grant to any person who becomes a non-employee director shares of restricted common stock having a value of approximately $50,000 on the date such non-employee director attends his or her first meeting of our board of directors. The actual number of shares of restricted common stock that have been granted and will automatically grant will be determined: (1) for those grants that occurred upon the consummation of our initial public offering on October 29, 2004, by dividing the fixed value of the grant by the price per share in our initial public offering; and (2) for those grants that occur after our initial public offering, by dividing the fixed value of the grant by the closing sale price of our common stock on the New York Stock Exchange on the grant date. Restrictions on each of the initial grants of restricted common stock will lapse as to one-third of the total amount granted on each of the first three anniversaries of the date of the grant.

Pursuant to our stock incentive plan, we will automatically grant shares of common stock having a value of approximately $25,000 to each of our non-employee directors, including a non-employee chairman, each year. These annual automatic grants will be made on the first business day following each annual meeting of our stockholders and the actual number of shares of common stock that we will grant will be determined by dividing the fixed value of the annual grant by the closing sale price of our common stock on the New York Stock Exchange on the grant date.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Messrs. Adamski and Sica and Ms. Hannaway, each of whom is an independent director. Mr. Adamski chairs our Compensation Committee. There are no Compensation Committee interlocks or employee participation on the Compensation Committee that require disclosure.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 28, 2005, the total number and the percentage of shares of our common stock beneficially owned by:

•	each of our directors and each nominee for director;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, in each case, based solely on, and as of the date of, such person's filing of a Schedule 13D or Schedule 13G with the SEC.

The information set forth below assumes that:

•	all of the conditions required for all LTIP units to be convertible into an equal number of operating partnership units have been satisfied and the LTIP units have been so converted; and

•	all operating partnership units, including operating partnership units issuable upon conversion of LTIP units, held by the persons described above are redeemed for shares of our common stock.

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owners	Number(1)		Percentage(1)
Principal Stockholders:
NorthStar Capital Investment Corp.	3,608,615	(2)		14.5%
OppenheimerFunds, Inc.	2,250,000	(3)		10.6%
Scott A. Bommer	2,128,500	(4)		10.0%
Simon Glick and Seymour Pluchenik	1,191,000	(5)		5.6%

Directors and Executive Officers(6):
David T. Hamamoto	1,161,296	(7)(8)(9)(10)	5.3	%(11)
W. Edward Scheetz	904,278	(7)(8)(9)(10)		4.1%
Mark E. Chertok	61,244	(9)(10)		*
Jean-Michel Wasterlain	259,120	(10)(12)		1.2%
Daniel R. Gilbert	88,861	(10)		*
Richard J. McCready	58,744	(9)(10)		*
William V. Adamski	5,555			*
Preston Butcher	5,555			*
Judith A. Hannaway	5,555			*
Wesley D. Minami	8,555			*
Frank V. Sica	55,555			*
All directors and officers as a group (11 persons)	2,614,318			9.8%

* Less than one percent.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. In addition, we have assumed that any operating partnership units, including LTIP units, beneficially owned by any of the persons listed in the table above have been redeemed for an equivalent number shares of our common stock and therefore have deemed such number of shares as outstanding for purposes of presenting the number and computing the percentage of shares of our common stock beneficially owned by such persons.

(2)	Includes 100 shares of our common stock and 3,608,515 operating partnership units, each of which are held by the NorthStar Partnership, L.P., the operating partnership of NorthStar Capital Investment Corp. NorthStar Capital Investment Corp. is the managing partner and the owner of approximately 77% of the outstanding partnership interests of NorthStar Partnership, L.P. Since 3,608,515 of the 3,608,615 shares reported as beneficially owned consist of operating partnership units which are not redeemable for shares of common stock within 60 days of the date hereof, NorthStar Capital is not a greater than five percent beneficial owner of our common stock for purposes of Rule 13d-3 under the Exchange Act and therefor has not filed a Schedule 13G.

The beneficial ownership by Messrs. Hamamoto and Scheetz of a certain amount of securities beneficially owned by NorthStar Capital Investment Corp. through their positions as co-chief executive officers of NorthStar Capital Investment Corp. is discussed in footnote (7) below. Quantum Realty NS Holdings LLC has designated two members of the seven-person board of directors of NorthStar Capital Investment Corp. and owns approximately 4.7% of the outstanding common stock of NorthStar Capital Investment Corp. Other than Messrs. Hamamoto and Scheetz and Quantum Realty NS Holdings L.L.C., NorthStar Capital Investment Corp. has approximately 140 stockholders. None of these other stockholders has any controlling block of shares of common stock, any shareholder or voting agreements with NorthStar Capital Investment Corp. or any right to designate members of the board of directors of NorthStar Capital Investment Corp. The address of NorthStar Capital Investment Corp. is 527 Madison Avenue, New York, NY 10022.

(3)	Based on information included in the Schedule 13G filed jointly by OppenheimerFunds, Inc. and Oppenheimer Small Cap Value Fund on December 10, 2004. OppenheimerFunds, Inc. has no sole voting power or dispositive power or shared voting power and has shared dispositive power over 2,250,000 shares, over which it disclaims beneficial ownership pursuant to Rule 13d-4 of the Exchange Act. The address of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, 11th Floor, New York, NY 102811008. Oppenheimer Small Cap Value Fund is the beneficial owner of 2,000,000 shares of common stock and it has sole voting power and shared dispositive power over 2,000,000 of the 2,250,000 shares of common stock. Oppenheimer Small Cap Value Fund has no shared voting or sole dispositive power over such shares. The address of Oppenheimer Small Cap Value Fund is 6803 South Tucson Way, Centennial, CO 80112-3924.

(4)	Based on information included in the Schedule 13G filed by SAB Capital Partners, L.P., SAB Capital Partners II, L.P., SAB Capital Advisors, L.L.C., SAB Overseas Capital Management, L.P., SAB Capital Management, L.L.C. and Scott A. Bommer on November 5, 2004. Mr. Scott A. Bommer serves as the managing member of: (1) SAB Capital Advisors, L.L.C., a Delaware limited liability company (the "General Partner"), the general partner of SAB Capital Partners, L.P., a Delaware limited partnership ("SAB") and SAB Capital Partners II, L.P., a Delaware limited partnership ("SAB II"); and (2) SAB Capital Management, L.L.C., a Delaware limited liability company (the "IMGP"), the general partner of SAB Overseas Capital Management, L.P., a Delaware limited partnership (the "Investment Manager"), which serves as investment manager to, and has investment discretion over the securities held by SAB Overseas Fund, Ltd., a Cayman Islands exempted company ("SAB Overseas"). Mr. Bommer is the beneficial owner of 2,128,500 shares of common stock and has shared voting power and shared dispositive power over 2,128,500 shares of common stock. Mr. Bommer has no sole voting power and no sole dispositive power over such shares. The General Partner is the beneficial owner of 963,825 shares of common stock and has shared voting power and shared dispositive power over 963,825 shares of common stock. The General Partner has no sole voting power and no sole dispositive power over such shares. SAB is the beneficial owner of 944,905 shares of common stock and has shared voting power and shared dispositive power over 944,905 shares of common stock. SAB has no sole voting power and no sole dispositive power over such shares. SAB II is the beneficial owner of 18,920 shares of common stock and has shared voting power and shared dispositive power over 18,920 shares of common stock. SAB II has no sole voting power and no sole dispositive power over such shares. Each of IMGP and the Investment Manager is the beneficial owner of 1,164,675 shares of common stock and has shared voting power and shared dispositive power over 1,164,675 shares of common stock. Each of IMGP and the Investment Manager has no sole voting power and no sole dispositive power over such shares. The address of all of the above persons is 712 Fifth Avenue, 42nd Floor, New York, NY 10019.

(5)	Based on information included in the Schedule 13G filed by Diaco Investments, L.P., Silk Partners, L.P., Siget, L.L.C., Simon Glick and Seymour Pluchenik on November 24, 2004. Messrs. Glick and Pluchenik serve as managing members of Siget, L.L.C., a Delaware limited liability company, the general partner of Diaco Investments, L.P., a Delaware limited partnership and Silk Partners, L.P., a Delaware limited partnership. Each of Messrs. Glick and Pluchenik and Siget is the beneficial owner of 1,191,000 shares of common stock and has shared voting power and shared dispositive power over 1,191,000 shares of common stock. Each of Messrs. Glick and Pluchenik and Siget has no sole voting power and no sole dispositive power over such shares. Diaco is the beneficial owner of 1,141,000 shares of common stock and has shared voting power and shared dispositive power over 1,141,000 shares of common stock. Diaco has no sole voting power and no sole dispositive power over such shares. Silk Partners is the beneficial owner of 50,000 shares of common stock and has shared voting power and shared dispositive power over 50,000 shares of common stock. Silk Partners has no sole voting power and no sole dispositive power over such shares. The address of all of the above persons is 1271 Avenue of the Americas, 48th Floor, New York, NY 10020.

(6)	The address of each of the directors and executive officers is 527 Madison Avenue, New York, NY 10022.

(7)	Mr. Hamamoto and Mr. Scheetz are co-chief executive officers and members of the board of directors of NorthStar Capital Investment Corp. and each owns approximately 10.9% of the outstanding common stock of NorthStar Capital Investment Corp. Each of Messrs. Hamamoto and Scheetz owns approximately 6.6% of the outstanding partnership interests of NorthStar Partnership, L.P. Assuming redemption of all outstanding partnership interests of NorthStar Partnership, L.P. for shares of common stock of NorthStar Capital Investment Corp., each of them would own approximately 14.6% of the common stock of NorthStar Capital Investment Corp. By virtue of their positions as co-chief executive officers of NorthStar Capital Investment Corp., each of Messrs. Hamamoto and Scheetz may be deemed to have voting and/or investment power over the 3,608,515 operating partnerships units and 100 shares of common stock, each currently held by the NorthStar Partnership, L.P. and beneficially owned by NorthStar Capital Investment Corp. Each of Messrs. Hamamoto and Scheetz disclaims beneficial ownership of these operating partnership units, except to the extent of their indirect ownership interest in 526,476 and 526,203 of such operating partnership units, respectively, and 15 shares of our common stock as a result of their fully-diluted ownership interest in NorthStar Capital Investment Corp.

(8)	Includes the following number of shares of common stock held directly by the following individuals: Mr. Hamamoto—154,667; Mr. Scheetz—127,922; Mr. Chertok—5,000; and Mr. McCready—2,500.

(9)	Includes shares of common stock indirectly beneficially owned: Mr. Hamamoto—254,222; and Mr. Scheetz—24,222.

(10)	Includes the following number of LTIP units held directly to NRF Employee, LLC: Mr. Hamamoto—225,916; Mr. Scheetz—225,916; Mr. Chertok—56,244; Mr. Wasterlain—52,270; Mr. Gilbert—88,861; and Mr. McCready—56,244. Our Compensation Committee has granted an aggregate of 751,444 LTIP units directly to NRF Employee, LLC (the "Employee LLC LTIP Units") pursuant to our stock incentive plan. One-twelfth of the Employee LLC LTIP Units vest as of the end of each of the 12 quarters during the three-year vesting period beginning on October 29, 2004. Each of the above-named persons has a membership interest in NRF Employee, LLC (the "Employee LLC Interest") which entitles each of them to beneficial ownership of the amount of the Employee LLC LTIP units set forth opposite their names: Mr. Hamamoto— 225,916; Mr. Scheetz—225,916; Mr. Chertok—56,244; Mr. Wasterlain —52,270; Mr. Gilbert—88,861; and Mr. McCready—56,244. One-twelfth of the Employee LLC Interests vest as of the end of each of the 12 quarters during the three-year vesting period beginning October 29, 2004. Once a portion of such Employee LLC Interest is vested, each of the above-named persons may redeem the vested portion for an equivalent number of LTIP units.

(11)	Since 752,392 of 1,161,295 shares reported as beneficially owned consist of operating partnership units or LTIP units which are not redeemable for shares of common stock within 60 days of the date hereof, Mr. Hamamoto is not a greater than five percent beneficial owner of our common stock for purposes of Rule 13d-3 under the Exchange Act and therefor has not filed a Schedule 13G.

(12)	Includes 206,850 operating partnership units.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2004, relating to our equity compensation plan pursuant to which grants of restricted stock or LTIP units (which may be converted in certain circumstances to operating partnership units which are redeemable for shares of common stock) may be made from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	798,582	(1)	(1)	595,570
2004 Long-Term Incentive Bonus Plan	0	(2)	(2)	698,142
Not approved by Security Holders:
None.
Total	798,582			1,293,712

(1)	Consists of LTIP units, each of which may be converted, in certain circumstances, into operating partnership units, each of which are redeemable for cash or, at our election, shares of our common stock.

(2)	As of December 31, 2004, the Compensation Committee of our board of directors had allocated an aggregate of 665,346 shares of our common stock to certain eligible participants as potential awards pursuant to the long term incentive bonus program if we achieve certain performance hurdles established by the Compensation Committee for the two one-year performance periods beginning October 1, 2005 and October 1, 2006.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Formation Transactions

The chairman of our board of directors, Mr. Scheetz and our chief executive officer and president, Mr. Hamamoto also serve as co-chief executive officers of NorthStar Capital. Mr. McCready, our general counsel and secretary, also serves as chief operating officer and secretary of NorthStar Capital. Our other executive officers served as officers of NorthStar Capital until the closing of our initial public offering. At the time of the approval of the formation transactions described below, NorthStar Partnership, L.P., the operating partnership of NorthStar Capital was our sole stockholder. As a result of the relationships described above, the formation transactions were not negotiated at arm's length, and their terms may not be as favorable to us as if they were negotiated with an unaffiliated third party.

Contribution Agreements

Upon the closing of our initial public offering in October 2004, certain subsidiaries of NorthStar Capital contributed their interests in NorthStar Capital 's subordinate real estate debt, real estate securities and net lease businesses, or the initial investments, to our operating partnership, NorthStar Realty Finance Limited Partnership, pursuant to several contribution agreements. In exchange for the contribution of the initial investments, our operating partnership:

•	issued an aggregate of approximately 4.71 million operating partnership units to the contributing subsidiaries of NorthStar Capital, valued at $42.4 million, representing an approximately 18.4% limited partnership interest in our operating partnership;

•	distributed approximately $36.1 million in cash to NorthStar Partnership; and

•	paid $880,000 for transfer taxes in connection with the contribution of initial investments relating to the New York property portfolio described below.

The contribution agreements contain representations and warranties concerning the ownership and terms of the initial investments to be contributed, including a representation that, to the contributor's knowledge, the initial investments are not subject to any material liabilities other than those that are disclosed in the contribution agreement, indemnification provisions and other customary matters. Each of the contributors and Presidio Capital Investment Company, LLC, the parent of the subsidiary of NorthStar Capital that contributed the initial investments in NorthStar Capital's real estate securities business, agreed to indemnify us and our operating partnership against any and all losses asserted against, imposed upon, resulting to or incurred by us, our operating partnership and our respective affiliates resulting from breaches of representations and warranties of the contributor occurring within 12 months of the contribution if written notice of a claim for indemnification is made within such 12-month period.

ALGM Purchase and Sale Agreement

One of the initial investments contributed to our operating partnership upon the closing of our initial public offering was 97.5% of the membership interests in ALGM I Owners LLC, or ALGM. ALGM is the holder of certain fee and leasehold interests in a portfolio of retail and commercial properties located in New York City, or the New York property portfolio. We purchased the remaining 2.5% managing membership interest in ALGM from ALGM I Equity LLC, an affiliate of NorthStar Capital, with approximately $1.6 million of the net proceeds of our initial public offering. The agreement with ALGM I Equity LLC for the acquisition of this interest contains representations and warranties concerning the ownership and terms of the managing membership interest contributed, including a representation that, to the contributor's knowledge, the initial investments relating to the New York property portfolio are not subject to any material liabilities other than those that are disclosed in the contribution agreement, indemnification provisions and other customary matters.

Mr. Chertok, our chief financial officer owned 4.82% of the 2.5% managing membership interest in ALGM, or 0.12% of the total equity of ALGM I Equity LLC. In connection with the purchase of this outstanding interest, he received approximately $77,000 of the net proceeds of our initial public offering.

Registration Rights Agreement

Beginning one year after the consummation of our initial public offering, each of the approximately 4.71 million operating partnership units that were issued to certain subsidiaries of NorthStar Capital in exchange for the contribution of the initial investments will be redeemable, at the option of the holder at any time thereafter, for cash or, at our election, shares of our common stock, generally on a one-for-one basis. We have agreed to file a shelf registration statement providing for the resale of the shares that may be issued upon redemption of these operating partnership units. Pursuant to the registration rights agreement, we have agreed to use our reasonable best efforts to:

•	file a shelf registration statement providing for the resale of the registrable shares with the SEC within 60 days after the first anniversary of the consummation of our initial public offering;

•	have such shelf registration statement declared effective by the SEC; and

•	maintain the effectiveness of the shelf registration statement until the later of the completion of the distribution of the registrable shares pursuant to the shelf registration statement or a piggyback registration as described below, or the date upon which the registrable shares become eligible for resale pursuant to Rule 144 or saleable, without restriction, pursuant to an available exemption from registration under the Securities Act.

The methods of resale by the holders of the registrable shares may include underwritten offerings. We have agreed to cooperate with the holders and the underwriters of one such offering of at least $10 million.

For a period of one year beginning on the effective date of the shelf registration statement, the holders will also have incidental or "piggyback" registration rights with respect to any registrable shares, subject to any volume and marketing restrictions imposed by the underwriters of the offering with respect to which the rights are exercised.

We will bear the expenses in connection with the registration of the registrable shares, except for the expenses of legal counsel to the persons exercising the registration rights and any underwriting commissions or transfer taxes relating to the sale of the registrable shares.

Shared Facilities and Services Agreement

We have entered into an agreement with NorthStar Capital pursuant to which NorthStar Capital will agree to provide us, directly or through its subsidiaries, with the following facilities and services:

•	fully-furnished office space for our employees at NorthStar Capital's corporate headquarters;

•	use of common facilities and office equipment, supplies and storage space at NorthStar Capital's corporate headquarters;

•	accounting support and treasury functions;

•	tax planning and REIT compliance advisory services; and

•	other administrative services.

For the initial one-year term of the agreement, NorthStar Capital agreed to provide these facilities and services to us for a fee of approximately $1.57 million, payable in monthly installments, plus additional charges for out-of-pocket expenses and taxes. This fee is subject to reduction by the amount that we pay certain full-time employees of NorthStar Capital who became our co-employees upon consummation of our initial public offering, including Mr. McCready, our general counsel and secretary.

After the initial one-year term of the agreement, we may elect to discontinue receiving any of the facilities or services set forth above upon 90 days written notice by us to NorthStar Capital. NorthStar Capital may discontinue providing a particular service to us upon 90 days written notice to us stating that NorthStar Capital intends to discontinue permanently the provision of that service to its own internal organizations. NorthStar Capital. may also discontinue providing office facilities to us upon 180 days written notice to us. In any of these cases, a reduction corresponding to the portion of the fee discussed above that relates to the discontinued facility or service will be made.

The agreement is renewable for additional one-year periods upon the mutual agreement of NorthStar and us, together with a vote of the majority of our independent directors.

Total fees and expenses incurred under the shared facilities and services agreement were $0.23 million for the Post-IPO Period.

Non-Competition Agreement

We and our operating partnership have entered into a non-competition agreement with NorthStar Capital and NorthStar Partnership pursuant to which NorthStar Capital. and NorthStar Partnership have each agreed not to engage in the businesses of investing in net lease properties, subordinate real estate debt or real estate securities businesses or make significant investments in entities primarily engaged in these businesses, subject to specified exceptions, including an exception for all investments by Koll Development Company, during the term of the agreement. NorthStar Capital has also agreed not to solicit our executive officers to do anything in violation of NorthStar Capital's non-competition covenant or to terminate their employment with us or become employed by NorthStar Capital, if they are not already so employed, during the term of the agreement. The agreement may be terminated upon (1) mutual agreement of all parties thereto, (2) upon a merger of NorthStar Capital or NorthStar Partnership with another entity which results in (a) NorthStar Capital or NorthStar Partnership's equity owners holding less than 50% of the voting power of the surviving entity; (b) a change in the majority of the board of directors of NorthStar Capital, NorthStar Partnership or the surviving entity, as the case may be; (c) Messrs. Hamamoto and Scheetz cease to serve as the co-chief executive officers of NorthStar Capital; and (d) Mr. Hamamoto is no longer a senior executive officer of the entity surviving the merger; or (3) the later to occur of the date three years from the date of the agreement or the date that David Hamamoto is no longer a senior executive officer employed by both us and NorthStar Capital.

Transactions with Directors and Officers

Distribution of Operating Partnership Units to Officers

On January 19, 2005, Mr. Wasterlain received 206,850 operating partnership units as part of NS Advisors Holdings LLC's pro rata distribution of 2,967,032 operating partnership units to its members. Upon the closing of our initial public offering, our operating partnership issued an aggregate of 2,967,032 operating partnership units to NS Advisors Holdings LLC in exchange for its contribution to our operating partnership of interests in NorthStar Capital's real estate securities business including 100% of the membership interests in NS Advisors LLC. In July 2002, Mr. Wasterlain was granted a 15% profit sharing interest in NS Advisors LLC which vested ratably over a three-year period from the date of grant. Immediately prior to the contribution of interests in NS Advisors LLC to our operating partnership, Mr. Wasterlain agreed to exchange his 15% profit sharing interest in NS Advisors LLC for a membership interest in NS Advisors Holdings LLC that entitled him to 206,850 of the operating partnership units issued to NS Advisors Holdings LLC in exchange for its contribution, subject to the same vesting terms of his profit sharing interest in NS Advisors LLC. Therefore, two-thirds of the 206,850 operating partnership units distributed to Mr. Wasterlain on January 19, 2005 were vested and the remaining one third will vest in July 2005. The 206,850 operating partnership units had a fair market value of $2,231,912 as of such date.

Upon the closing of our initial public offering, our operating partnership issued an aggregate of 564,617 operating partnership units to NorthStar Funding Managing Member Holdings LLC in exchange for its contribution of interests in NorthStar Capital's subordinate real estate debt business to our operating partnership. Immediately prior to this contribution, Peter W. Ahl and David G. King, Jr., each of whom are former employees of NorthStar Capital Investment Corp., agreed to exchange their respective profits interests in this business for membership interests in NorthStar Funding

Managing Member Holdings LLC that entitled Mr. Ahl and Mr. King to 73,128 and 100,000, respectively, of the 564,617 operating partnership units issued to NorthStar Funding Managing Member Holdings LLC. On December 31, 2004, NorthStar Funding Managing Member Holdings LLC made a pro rata distribution of the 564,617 operating partnership units to its members and Messrs. Ahl and King received 73,128 and 100,000, respectively, of the operating partnership units.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers which will require us to indemnify such directors and officers to the maximum extent permitted by Maryland law and pay such persons' expenses in defending any civil or criminal proceeding in advance of final disposition of such proceeding.

Management and Advisory Fees

Emmes Asset Management Co. LLC Fees

NorthStar Capital owns 49.94% of Emmes Asset Management Co. LLC, or Emmes. Emmes manages the retail and commercial properties in the New York property portfolio pursuant to an asset management agreement with ALGM. The asset management agreement in effect until December 28, 2004 provided that ALGM pay Emmes an annual fee equal to 1.5% of the sum of: (i) the aggregate capital contributed by members of ALGM and (ii) the principal indebtedness from borrowed funds, less any dispositions of property. This fee was payable quarterly in advance. In the event that available cash was insufficient to pay the asset management fee in full, ALGM agreed that from time to time it would cause the members to contribute additional capital. The asset management agreement was terminable by ALGM upon 10 days notice. On December 28, 2004, ALGM terminated this agreement with Emmes and paid a contractual termination payment equal to two quarters of payments of the annual fee of approximately $760,000, or $385,000. Total fees incurred under the prior asset management agreement for the Post-IPO Period were $516,000, including a termination payment of $385,000.

On December 28, 2004, ALGM and Emmes entered into a new asset management agreement which is cancelable on 30 days notice by ALGM. The annual fee thereunder is equal to 3.5% of gross collections from tenants of the properties owned by ALGM not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions. Total fees and expense reimbursements paid by ALGM to Emmes amounted to $1,253,000, $834,000 and $904,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NorthStar Funding LLC Fees

In 2001, our predecessor entered into an advisory agreement with NorthStar Funding LLC, or the NSF Venture, pursuant to which it receives as compensation for its management of investments of the NSF Venture an advisory fee equal to 1% per annum of the capital invested by the NSF Venture. Additionally, NorthStar Funding Managing Member LLC is entitled to an incentive profit participation equal to 10% of the profit after a minimum required return on the NSF Venture's capital and a return of and on capital based upon the operating performance of the NSF Venture's investments. Prior to the contribution of the initial investments to our operating partnership and the related initial public offering transactions, NorthStar Funding Managing Member LLC received 75% of this incentive profit participation equal to 10% of the profit after a minimum required return on NSF Venture's capital and a return of and on capital based on the operating performance of the NSF Venture's investments. The Company and our predecessor earned and recognized advisory fees from the NSF Venture of approximately $192,000, $876,000, $522,000 and $8,000 for the periods October 29 to December 31, 2004 and January 1 to October 28, 2004, respectively, and the year ended December 31, 2003 and 2002, respectively. The Company and our predecessor received combined profit participation distributions of $227,000 during the year ended December 31, 2004. Because such distributions may have to be refunded, no profit participation distributions were recognized as income pursuant to Method 1 of Emerging Issues Task Force Topic D-96.

CDO I and CDO II Advisory Fees

In August 2003, NorthStar Capital completed its first investment grade CDO issuance through N-Star Real Estate CDO I Ltd., or CDO I. In July 2004, NorthStar Capital completed its second investment grade CDO issuance through N-Star Real Estate CDO II Ltd., or CDO II. In August 2003 and July 2004, CDO I and CDO II, respectively, entered into agreements with NS Advisors LLC to perform certain advisory services. Subsidiaries of NorthStar Capital contributed 83% of the equity of CDO I and 100% of the equity of CDO II and NS Advisors LLC to our operating partnership upon the closing of our initial public offering. NS Advisors LLC earned total fees of approximately $471,000 and $1,595,000 for the Post-IPO Period and January 1 to October 28, 2004, respectively. NS Advisors LLC also earned advisory fees of $504,000 for the year ended December 31, 2003. In addition, NS Advisors LLC earned structuring fees of $500,000 in connection with the closing of CDO I and CDO II for the year ended December 31, 2004 and 2003, respectively. In March 2005, we completed a third investment grade CDO issuance through N-Star Real Estate CDO III, Ltd., or CDO III. NS Advisors LLC earned a structuring fee of $500,000 in connection with the closing of CDO III.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountants' Fees

Aggregate fees for professional services rendered for the Company and its predecessor, NorthStar Realty Finance Corp. Predecessor (the "Predecessor") by Ernst & Young LLP and its affiliates for the fiscal years ended December 31, 2004 and December 31, 2003 were as follows:

Type of Fee	2004	2003
Audit Fees	$3,734,062	$1,394,894
Audit-Related Fees	0	0
Tax Fees	12,000	19,545
All Other Fees	0	0
Total	$3,746,062	$1,414,439

Audit Fees billed were for professional services rendered for the audit of (a) the Company's consolidated financial statements as of December 31, 2004 and for the period from October 29, 2004 to December 31, 2004 , (b) the Predecessor's combined financial statements as of December 31, 2003 and 2002, for the three year period ending December 31, 2003 and for the period from January 1, 2004 to October 28, 2004, (c) ALGM I Owners LLC's consolidated financial statements as of December 31, 2004, 2003 and 2002 and for the four year period ending December 31, 2004, and (d) NorthStar Funding LLC's consolidated financial statements as of December 31, 2004, 2003 and 2002 and for the four year period ending December 31, 2004, and for other attest services, including issuance of consents and review of the Company's registration statement on Form S-11 and other documents filed by the Company with the SEC in connection with its initial public offering for those fiscal years.

Tax Fees for the fiscal years ended December 31, 2004 and December 31, 2003 were for tax compliance services.

No Audit-Related or All Other Fees were incurred for the fiscal years ended December 31, 2004 and December 31, 2003.

Audit Committee Pre-Approval Policy

In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any audit and non-audit services to be performed by Ernst & Young LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. The Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company's independent registered public accounting firm. The Audit Committee approved all of the audit and tax services listed in the table above.

In some cases, the Audit Committee pre-approves the provision of a particular category or group of services for up to a year, subject to a specific budget. In other cases, one or more of the members of the Audit Committee have the delegated authority from the Audit Committee to pre-approve services, and such pre-approvals are then communicated to the full Audit Committee.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) and (c) Paragraphs (a) and (c) of this Item 15 are as filed in the Form 10-K on April 1, 2005.

(b)	Exhibits

Exhibit Number	Description of Exhibit
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on April 27, 2005)
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ending December 31, 2004.

Exhibit Number	Description of Exhibit
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005 between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch**
10.17	Indenture, dated as of April 12, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee
10.18	Amended and Restated Trust Agreement, dated as of April 12, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees
21.1	Subsidiaries of the Registrant**
23.1	Consent of Ernst & Young LLP**
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2005.

NORTHSTAR REALTY FINANCE CORP.
By:	/s/ Richard J. McCready
Name: Richard J. McCready Title: General Counsel and Secretary

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David T. Hamamoto	Chief Executive Officer and President (Principal Executive Officer)	April 29, 2005

David T. Hamamoto

/s/ Mark E. Chertok	Chief Financial Officer and Treasurer (Principal Financial Officer)	April 29, 2005

Mark E. Chertok

/s/ W. Edward Scheetz	Chairman of the Board of Directors	April 29, 2005

W. Edward Scheetz

/s/ Willilam V. Adamski	Director	April 29, 2005

William V. Adamski

/s/ Preston Butcher	Director	April 29, 2005

Preston Butcher

/s/ Judith A. Hannaway	Director	April 29, 2005

Judith A. Hannaway

/s/ Wesley D. Minami	Director	April 29, 2005

Wesley D. Minami

/s/ Frank V. Sica	Director	April 29, 2005

Frank V. Sica

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on April 27, 2005)
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ending December 31, 2004.

Exhibit Number	Description of Exhibit
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005 between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch**
10.17	Indenture, dated as of April 12, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee
10.18	Amended and Restated Trust Agreement, dated as of April 12, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees
21.1	Subsidiaries of the Registrant**
23.1	Consent of Ernst & Young LLP**
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ending December 31, 2004.