Form 10-Q
period 2005-03-31
NORTHSTAR REALTY
filed 2005-05-13
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

COMMISSION FILE NUMBER: 001-32330

NORTHSTAR REALTY FINANCE CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	11-3707493
(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

527 MADISON AVENUE, 16th FLOOR, NEW YORK, NY	10022
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

(212) 319-8801

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES       NO   .

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES       NO   .

THE COMPANY HAS ONE CLASS OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, WITH 21,249,736 SHARES OUTSTANDING AS OF MAY 12, 2005.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2005

TABLE OF CONTENTS

Item		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	1
	Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 (unaudited) and Condensed Combined Statement of Operations for the three months ended March 31, 2004 (unaudited)	2
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2005 (unaudited) and Condensed Combined Statement of Cash Flows for the three months ended March 31, 2004 (unaudited)	3
	Notes to the Condensed Consolidated and Condensed Combined Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	41

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

SIGNATURES		47

i

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Northstar Realty Finance Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets:
Operating real estate — net	$103,203,000	$43,544,000
Debt securities available for sale	108,200,000	37,692,000
Debt securities held for trading	286,381,000	826,611,000
CDO deposit and warehouse agreements	—	2,988,000
Collateral held by broker	12,767,000	24,831,000
Subordinate real estate debt investments	147,361,000	70,841,000
Investments in and advances to unconsolidated ventures	2,224,000	5,363,000
Cash and cash equivalents	41,039,000	47,733,000
Restricted cash	3,161,000	2,713,000
Receivables, net of allowance of $1,000 in 2005 and 2004	4,403,000	1,926,000
Unbilled rents receivable, net of allowance of $4,228,000 and $4,137,000 in 2005 and 2004	5,686,000	5,567,000
Due from affiliates	272,000	176,000
Deferred costs and intangible assets, net	10,087,000	4,233,000
Other assets	1,877,000	4,132,000
Total assets	$726,661,000	$1,078,350,000
Liabilities and Stockholders' Equity:
Liabilities:
Mortgage notes and loans payable	$97,170,000	$40,557,000
Credit facility	132,080,000	27,821,000
Repurchase obligations	292,902,000	800,418,000
Securities sold, not yet purchased	12,696,000	24,114,000
Obligations under capital leases	3,321,000	3,303,000
Accounts payable and accrued expenses	6,090,000	5,603,000
Due to affiliates	265,000	250,000
Other liabilities	1,412,000	528,000
Total liabilities	545,936,000	902,594,000

Minority interest	34,077,000	32,447,000
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 21,249,736 shares issued and outstanding at March 31, 2005 and December 31, 2004	212,000	212,000
Additional paid-in capital	145,724,000	145,697,000
Retained earnings (deficit)	(1,384,000)	(2,439,000)
Accumulated other comprehensive income (loss)	2,096,000	(161,000)
Total stockholders' equity	146,648,000	143,309,000
Total liabilities and stockholders' equity	$726,661,000	$1,078,350,000

See accompanying notes to the condensed consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Condensed Consolidated and Condensed Combined Statements of Operations

(Unaudited)

	The Company (consolidated) Three Months Ended March 31, 2005	The Predecessor (combined) Three Months Ended March 31, 2004
Revenues and other income:
Rental and escalation income	$3,856,000	$—
Advisory and management fee income	51,000	55,000
Advisory and management fee income — related parties	943,000	598,000
Interest income	7,972,000	255,000
Total revenues	12,822,000	908,000
Expenses:
Real estate properties — operating expenses	736,000	—
Interest expense	6,489,000	—
Management fees — related party	85,000	—
General and administrative:
Direct:
Salaries and other compensation	1,261,000	302,000
Shared services — related party	342,000	—
Equity based compensation	800,000	—
Insurance	213,000	—
Accounting and auditing fees	1,093,000	—
Other general and administrative	1,132,000	47,000
Allocated:
Salaries and other compensation	—	619,000
Insurance	—	98,000
Other general and administrative	—	309,000
Total general and administrative	4,841,000	1,375,000
Depreciation and amortization	1,022,000	—
Total expenses	13,173,000	1,375,000
Loss from operations	(351,000)	(467,000)
Equity in earnings of unconsolidated/uncombined ventures	46,000	372,000
Unrealized gain on investments and other	1,047,000	1,050,000
Realized gain on investments and other	587,000	—
Income before minority interest	1,329,000	955,000
Minority interest	(274,000)	—
Net income	$1,055,000	$955,000
Other comprehensive income:
Unrealized gain on debt securities available for sale and derivatives	2,256,000	507,000
Comprehensive income	$3,311,000	$1,462,000
Net income per share of common stock:
Basic and Diluted	$0.05
Weighted average number of shares outstanding:
Basic	21,249,736
Diluted	26,760,770

See accompanying notes to the condensed consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Condensed Consolidated and Condensed Combined Statements of Cash Flows

(Unaudited)

	The Company (consolidated)	The Predecessor (combined)
	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
Net cash provided by operating activities	$541,169,000 (1)	$418,000

Cash flows from investing activities:
Additions to operating real estate, net	(65,148,000)	—
Purchase of debt securities available for sale	(64,480,000)	—
Subordinate real estate debt investments	(76,520,000)	—
Cash receipts from CDO issuer	—	37,000
Cash receipts from warehouse	988,000	—
Contributions to unconsolidated/uncombined ventures	—	(6,000)
Distributions from unconsolidated/uncombined ventures	3,175,000	1,002,000
Net cash (used in) provided by investing activities	(201,985,000)	1,033,000
Cash flows from financing activities:
Settlement of short sale obligation	(11,298,000)	—
Collateral held by broker	12,064,000	—
Capital contributions by owners of the Predecessor	—	6,000
Mortgage principal repayments	(387,000)	—
Mortgage borrowings	57,000,000	—
Credit facility	104,259,000	—
Repurchase obligation repayments	(507,516,000)	—
Distributions to owners of the Predecessor	—	(1,092,000)
Net cash used in financing activities	(345,878,000)	(1,086,000)
Net (decrease) increase in cash and cash equivalents	(6,694,000)	365,000
Cash and cash equivalents — beginning of period	47,733,000	1,944,000
Cash and cash equivalents — end of period	$41,039,000	$2,309,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,925,000	$—
Supplemental disclosure of non-cash investing activities:
Reclassification of CDO deposit to debt securities available for sale	$2,690,000	$—

(1)	Includes $539.4 million of proceeds from sales of debt securities held for trading.

See accompanying notes to the condensed consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

1.    Formation and Organization

NorthStar Realty Finance Corp., a Maryland corporation (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue and expand the subordinate real estate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp. ("NCIC"). The Company's assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership"). On October 29, 2004, the Company closed its initial public offering (the "IPO") pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.1 million, net of issuance costs of $19.9 million. On November 19, 2004, the Company issued an additional 1,160,750 shares of common stock pursuant to the exercise of the overallotment option by the underwriters of the IPO, with proceeds to the Company of $9.7 million, net of issuance costs of $0.7 million. In connection with the IPO, the Company also issued 50,000 shares of common stock, as partial compensation for underwriting services, to the lead underwriter of the IPO. In addition, 38,886 shares of restricted common stock were granted to the Company's non-employee directors. Simultaneously with the closing of the IPO on October 29, 2004, three majority-owned subsidiaries of NCIC (the "NCIC Contributing Subsidiaries") contributed certain controlling and non-controlling interests in entities through which NCIC conducted its subordinate real estate debt, real estate securities and net lease businesses (collectively the "Initial Investments") to the Operating Partnership in exchange for an aggregate of 4,705,915 units of limited partnership interest in the Operating Partnership (the "OP Units"), approximately $36.1 million in cash (the "Contribution Transactions") and an agreement to pay certain related transfer taxes on behalf of NCIC in the amount of approximately $1.0 million. From their inception through October 29, 2004, neither the Company nor the Operating Partnership had any operations.

The combination of the Initial Investments contributed to the Operating Partnership represents the predecessor of the Company (the "Predecessor"). The Company succeeded to the business of the Predecessor upon the consummation of the IPO and the contribution of the initial investments on October 29, 2004. The ultimate owners of the entities which comprise the Predecessor were NCIC and certain other persons who held minority ownership interests in such entities.

2.    Basis of Quarterly Presentation

The accompanying condensed consolidated and condensed combined financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company's December 31, 2004 consolidated and combined financial statements and notes thereto included in the Company's annual report on Form 10-K, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company's December 31, 2004 consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

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

The Company and the Predecessor have interests in three and two variable interest entities, respectively; however, neither the Company nor the Predecessor is the primary beneficiary under the Financial Accounting Standards Board ("FASB") Interpretation No 46R ("FIN 46R") "Consolidation of Variable Interest Entities" and has not consolidated these variable interest entities. See Note 4 for a description of the variable interest entities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    Property Acquisitions

Chatsworth, California

On January 14, 2005, we closed the acquisition of a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA (the "Chatsworth properties"), for $63.5 million. The properties are net leased to Washington Mutual Bank under leases that expire in June 2015. We financed the acquisition with a $44 million first mortgage, and a $13 million mezzanine loan which was funded by the warehouse provider under the warehouse agreement for CDO III. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. One of the properties is subject to a ground lease. The ground lease has an initial remaining term of 35 years and two five-year extension options. The ground lease also provides for periodic increases in base rent based on the change in the Consumer Price Index.

The Company has made a preliminary allocation of the purchase price to property components pending receipt of an appraisal of the office properties. The Company expects to receive the final appraisal during the second quarter of 2005 and at such time will make a final allocation of the purchase price in accordance with FASB 141 "Business Combinations."

4.    Debt Securities Available for Sale

The Company accounts for its investments in CDO I, CDO II and CDO III (collectively "CDO Investments") as debt securities available for sale pursuant to Emerging Issues Task Force ("EITF") 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company's potential loss is limited to its CDO Investments of approximately $73.3 million. The Company also has $34.9 million of commercial mortgage-backed securities ("CMBS") investments which are recorded at fair market value, net of premium and discount. For the three months ended March 31, 2005, the Company recognized an unrealized gain of approximately $2.3 million related to the change in fair value of these investments.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

CDO I

The following is a summary of the real estate securities, which were held by CDO I on March 31, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Rating	Coupon	Term (Years)
CMBS	$227,339	63.44%	BBB/BBB−	6.49%	6.67
Unsecured REIT Debt	113,020	31.54%	BBB−	6.45%	7.27
Real Estate CDO	18,000	5.02%	BBB/BBB−	7.74%	7.76
Total	$358,359	100.00%	BBB−	6.54%	6.91

The following table lists the CDO bonds payable to third parties for CDO I at March 31, 2005 (in thousands):

Class	Original Note Balance	Principal Repayments	Note Balance At 3/31/05	Interest Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$250,000	$(41,351)	$208,649	LIBOR + 0.42%	8/1/2038	Aaa/AAA/AAA
A-2A	45,000	—	45,000	LIBOR + 0.95%	8/1/2038	Aa2/AAA/AAA
A-2B	15,000	—	15,000	5.68%	8/1/2038	Aa2/AAA/AAA
B-1	15,000	—	15,000	LIBOR + 1.675%	8/1/2038	NR/A/A+
B-2	10,000	—	10,000	LIBOR + 1.80%	8/1/2038	A3/A–/A
C-1A	5,000	—	5,000	LIBOR + 3.00%	8/1/2038	Baa3/BBB+/BBB+
C-1B	5,000	—	5,000	7.70%	8/1/2038	Baa3/BBB+/BBB+
C-2	24,000	—	24,000	7.01%	8/1/2038	NR/BBB/BBB
D-1A	10,000	—	10,000	LIBOR + 2.30%	8/1/2038	NR/BB+/BB+
D-1B	4,000	—	4,000	7.01%	8/1/2038	NR/BB+/BB+
	$383,000	$(41,351)	$341,649

The weighted average interest rate for the CDO I bonds payable was 5.95% at March 31, 2005, including the effect of the interest rate swap held by the CDO.

CDO II

The following is a summary of the real estate securities, which are held by CDO II at March 31, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Rating	Coupon	Term (Years)
CMBS	$283,521	71.14%	BBB/BBB−	6.40%	7.46
Unsecured REIT Debt	94,615	23.75%	BBB−	5.27%	8.12
Real Estate CDO	20,383	5.11%	BBB−	6.10%	9.06
Total	$398,519	100.00%	BBB/BBB−	6.11%	7.70

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

The following table lists the CDO bonds payable to third parties for CDO II at March 31, 2005 (in thousands):

Class	Original Note Balance	Principal Repayments	Note Balance At 3/31/05	Interest Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$236,000	$(3,376)	$232,624	LIBOR + 0.35%	6/1/2039	Aaa/AAA/AAA
A-2A	42,000	—	42,000	LIBOR + 0.55%	6/1/2039	NR/AAA/AAA
A-2B	15,000	—	15,000	5.55%	6/1/2039	NR/AAA/AAA
B-1	12,000	—	12,000	LIBOR + 0.8%	6/1/2039	A2/A/A
B-2	14,000	—	14,000	LIBOR + 1.05%	6/1/2039	A3/A–/A–
C-1	24,000	—	24,000	LIBOR + 2.00%	6/1/2039	Baa3/BBB+/BBB+
C-2a	6,000	—	6,000	LIBOR + 2.35%	6/1/2039	NR/BBB/BBB
C-2b	16,000	—	16,000	6.591%	6/1/2039	NR/BBB/BBB
	$365,000	$(3,376)	$361,624

The weighted average interest rate for the CDO II bonds payable was 5.29% at March 31, 2005, including the effect of the interest rate swap held by the CDO.

CDO III

In March 2005, the Company closed its third CDO through N-Star Real Estate CDO III Ltd. ("CDO III") and acquired all of the unrated income notes of CDO III, with a face amount of $23 million, for $17.5 million and also purchased the BB-rated Class D Notes, with a face amount of $16.0 million, for $14.1 million. The Company partially financed the acquisition of the Class D Notes with a $9.1 million advance from our DBAG facility, defined herein. CDO III is a variable interest entity under FIN 46R. In determining whether the Company is the primary beneficiary, management considered the impact of all cash flows from the Company's equity interest in CDO III, the BB notes, and all collateral management fees to be received by the Company from CDO III. The Company's variable interest in these cash flows was compared to the other variable interests including the unrated income note holder, the swap counterparty, the senior classes of CDO debt and the Class D CDO debt. Based on management's analysis, the Company does not absorb a majority of the expected losses and is not entitled to a majority of the expected residual returns. Accordingly, since the Company is not the primary beneficiary, CDO III's financial statements were not consolidated into the condensed consolidated financial statements of the Company as of March 31, 2005.

The following is a summary of the real estate securities, which are held by CDO III at March 31, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Rating	Coupon	Term (Years)
CMBS	$275,122	73.38%	BBB−/BB+	5.98%	6.72
Unsecured REIT Debt	47,180	12.58%	BBB−	5.75%	8.83
Other Real Estate Interests	26,698	7.12%	A/A−	6.65%	8.27
Real Estate CDO	25,945	6.92%	BBB/BBB−	6.15%	8.07
Total	$374,945	100.00%	BBB−	6.01%	7.19

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

The following table lists the CDO bonds payable to third parties for CDO III at March 31, 2005 (in thousands):

Class	Original Note Balance	Principal Repayments	Note Balance At 3/31/05	Interest Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$294,000	$—	$294,000	LIBOR + 0.28%	6/1/2040	AAA/AAA
A-2A	15,000	—	15,000	LIBOR + 0.50%	6/1/2040	AA/AA
A-2B	5,000	—	5,000	5.042%	6/1/2040	AA/AA
B	17,000	—	17,000	LIBOR + 0.85%	6/1/2040	A-/A-
C-1a	10,000	—	10,000	LIBOR + 1.25%	6/1/2040	BBB+/BBB+
C-1a	6,000	—	6,000	5.804%	6/1/2040	BBB+/BBB+
C-2a	12,000	—	12,000	LIBOR + 1.55%	6/1/2040	BBB/BBB
C-2b	2,000	—	2,000	6.135%	6/1/2040	BBB/BBB
	$361,000	$—	$361,000

The weighted average interest rate for the CDO III bonds payable was 3.12% at March 31, 2005.

5.    Debt Securities Held for Trading

As of March 31, 2005, the Company's debt securities held for trading had a market value of $286.3 million and the remaining obligations under the related repurchase agreements amounted to $282.4 million. Four issuers of these debt securities represent 21%, 20%, 15% and 13%, respectively, of the total market value of the debt securities held for trading at March 31, 2005. The Company recorded an unrealized loss related to the change in fair value of these securities of $17,000 and a realized loss of $102,000 related to the sales for the three month period ended March 31, 2005.

6.    Subordinate Real Estate Debt Investments and Debt Securities Available for Sale

On March 31, 2005, the Company's investments in subordinate real estate debt investments and debt securities available for sale were pledged as collateral for the DBAG Facility as follows, (in thousands):

Loan Name/Collateral	Loan Type	Principal Amount	Initial Maturity	Interest Rate or Index and Spread	Interest Rate – March 31, 2005
New York Office Building	Junior Participation Interest in First Mortgage Loan	$24,000	8/9/2006	LIBOR + 3.75%	6.56%
Hotel Portfolio	Mezzanine Loan	22,000	7/9/2006	LIBOR + 4.75%	7.56%
Residential Condominium Conversion	Junior Participation Interest in First Mortgage Loan	24,841	10/9/2006	LIBOR + 5.60%	8.41%
Florida Multifamily	Junior Participation	21,200	7/31/2006	LIBOR + 5.5%	8.31%
New York Hotel	Junior Participation	30,000	12/9/2006	LIBOR + 5.55%	8.36%
Boston Hotel	Junior Participation	13,000	4/1/2007	LIBOR + 5.15%	7.84%
Storage Portfolio	Junior Participation	7,820	11/1/2007	LIBOR + 4.68%	7.43%
Hotel Portfolio	Junior Participation	4,500	9/1/2006	LIBOR + 6.9%	9.65%
Total subordinate real estate debt investments		$147,361
CMBS Bonds	CMBS	39,313	11/2026 – 4/2040	4.90% – 7.00%	4.90% – 7.00%
CDO III	CDO – BBs	16,000	4/5/2040	6.53%	6.53%
Discount and FMV adjustment		(6,367)
Debt securities available for sale		$48,946
Total		$196,307

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

As of March 31, 2005, all loans were performing in accordance with the terms of the loan agreements.

7.   Borrowings

The following is a table of our outstanding borrowings as of March 31, 2005 and December 31, 2004:

	Stated Maturity	Interest Rate	Balance 3/31/05 (in thousands)	Balance 12/31/04 (in thousands)
Mortgage notes payable (ALGM)	1/01/2006	(The greater of LIBOR or 2%) + 3.6%	$40,208	$40,557
Mortgage notes payable (Chatsworth)	5/1/2015	5.65%	43,962	—
Mezzanine loan payable (Chatsworth)	5/1/2014	6.64%	13,000	—
Repurchase obligations	See Repurchase Obligations below	LIBOR + 0.05% to 0.10%	292,902	800,418
DBAG facility	12/21/2007	LIBOR + 0.75% to 2.25%	132,080	27,821
			$552,152	$868,796

Mortgage Notes Payable

In connection with the acquisition of the Chatsworth Properties, a subsidiary of the Company entered into a loan agreement (the "Chatsworth Mortgage") with German American Capital Corporation (the "Lender") for a mortgage in the principal amount of $44.0 million. The Loan is secured by first mortgage liens and security interests on the Chatsworth Properties, including two fee owned properties and the leasehold interest in the other property, including assignments of leases and rents.

The Chatsworth Mortgage matures on May 1, 2015 and bears interest at a fixed rate of 5.65%. The Loan requires monthly payments of $230,906 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $40.5 million at maturity, as well as monthly escrow deposits for ground lease payments required under the ground lease for the leasehold property. Commencing on the 112th payment date all excess cash flow, as defined in the Chatsworth Mortgage, is required to be deposited into a cash sweep reserve until $3 million has been deposited, through maturity of the mortgage. The Chatsworth Mortgage is not prepayable prior to maturity and is subject to yield maintenance for any unscheduled principal prepayments prior to maturity.

The Company and its subsidiaries have agreed to comply with environmental laws and have indemnified the Lender against all liabilities and expenses related thereto. The principal balance of the Chatsworth Mortgage was $43.9 million at March 31, 2005. Interest expense incurred on this loan totaled $0.6 million for the three months ended March 31, 2005.

Mezzanine Loan Payable

In connection with the acquisition of the Chatsworth Properties, a subsidiary of the Company entered into a mezzanine loan agreement (the "Chatsworth Mezzanine Loan") which was assigned to, then funded by, the warehouse provider for CDO III (the "Chatsworth Mezzanine Lender") for a

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

mezzanine loan in the principal amount of $13.0 million. The Chatsworth Mezzanine Loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period February 1, 2005 through February 1, 2006. Principal and interest payments of $170,914 are due thereafter, and will fully amortize the loan by maturity, May 1, 2014. The Chatsworth Mezzanine Loan is secured by a pledge of our equity interest in an affiliate of the borrower of the Chatsworth Mortgage. The Chatsworth Mezzanine Loan currently constitutes a portion of the portfolio of securities owned by CDO III.

Repurchase Obligations

The Company's temporary investments, which are primarily AAA-rated, short term, floating rate securities, backed by commercial or residential mortgage loans, were financed with repurchase agreements with Citigroup and Greenwich Capital Markets, Inc. The Company initially borrowed approximately $1.25 billion under repurchase agreements, of which $282.4 million was outstanding at March 31, 2005, with approximately $246.5 million owed to Citigroup and $35.9 million owed to Greenwich. These repurchase obligations mature every thirty days with an interest rate of LIBOR plus 0.13% to 0.65%, and carry a weighted average aggregate interest rate of 2.67% at March 31, 2005. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

Credit Facility

On December 21, 2004, the Company, entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch. On March 21, 2005, this facility was amended and restated to allow the Company to borrow up to $300 million in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities (as amended and restated, the "DBAG Facility"). The additional capacity and flexibility under the amendment of the DBAG Facility will allow the Company to accumulate sufficient collateral for a contemplated CDO offering, (the "Subordinate Real Estate Debt CDO"), and to continue to finance other investments. If and when the Subordinate Real Estate Debt CDO closes, the availability under the DBAG Facility will be reduced to $150 million. In the event the Subordinate Real Estate Debt CDO closing does not occur prior to September 17, 2005, the availability under the DBAG Facility will remain at $300 million and certain economic terms of the DBAG Facility will be adjusted as described below.

The DBAG Facility has an initial three-year term, which may be extended for one additional year if the Company is not in default and pays an extension fee of 0.25% of the aggregate outstanding amount under the facility. If the Company extends the term of the facility, it will be required to retire 25% of the aggregate outstanding amount each quarter during the remaining year of the term.

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

Advances under the agreement from December 31, 2004 through March 20, 2005 bear interest only at one month LIBOR, which is reset monthly, plus a spread ranging from 0.75% to 2.25%. During the period from March 21, 2005 until the earlier of the closing of the contemplated Subordinate Real Estate Debt CDO and September 17, 2005, (the "CDO Ramp-Up Period"), amounts advanced under the DBAG Facility in order to finance the acquisition of assets to be included in the Subordinate Real Estate Debt CDO bear interest at one-month LIBOR plus a spread of 1.00% and amounts advanced for all other assets bear interest at one-month LIBOR plus a spread which ranges from 0.75% to

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

2.25%. After the CDO Ramp-Up Period, all amounts advanced under the amended DBAG Facility will bear interest at a rate of one-month LIBOR plus the spread which ranges from 0.75% to 2.25%.

During the CDO Ramp-Up Period and thereafter, assets will be financed at advance rates ranging from 40% to 92.5% of the value of the assets as applicable to the asset category. In addition, during the CDO Ramp-Up Period, the Company will have the option to fix the advance rate on any Subordinate Real Estate Debt CDO assets at a specific predetermined level subject to certain conditions.

The covenants, effective April 1, 2005, under the DBAG Facility require the Company to maintain a certain minimum tangible net worth, a certain minimum debt service coverage ratio, a certain range of ratios of recourse indebtedness to net worth and certain minimum amounts of cash or marketable securities based on our ratio of recourse indebtedness to net worth.

The debt that may be outstanding under the DBAG Facility is subject to a number of terms, conditions and restrictions including, without limitation, the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing the outstanding debt declines, cash flow due the Company may be suspended and if market value continues to decline, the Company may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Deutsche Bank AG to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the DBAG Facility or the sale of the assets financed thereunder.

As of March 31, 2005, the Company has borrowed approximately $132 million under the DBAG Facility in order to finance the acquisition of approximately $203 million of subordinate real estate debt, CMBS and CDO securities. This amount bears interest at a rate equal to one-month LIBOR plus 1.00% per annum, which resets on a monthly basis. The Company incurred interest expense of $0.8 million for the three months ended March 31, 2005.

Scheduled principal payment requirements on the Company's borrowings are as follows as of March 31, 2005 (in thousands):

	Total	Mortgage and Mezzanine loans	DBAG Facility	Repurchase obligations
2005	$294,179	$1,277	$—	$292,902
2006	40,401	40,401	—	—
2007	133,661	1,581	132,080	—
2008	1,679	1,679	—	—
2009	1,799	1,799	—	—
Thereafter	50,433	50,433	—	—
Total	$522,152	$97,170	$132,080	$292,902

8.   Related Party Transactions

Shared Facilities and Services Agreement

Total fees and expenses incurred by the Company under the shared facilities and services agreement amounted to $0.3 million for the three months ended March 31, 2005. No amounts were payable to NCIC at March 31, 2005.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

Advisory Fees — CDO I, CDO II and CDO III

NS Advisors LLC

CDO I, CDO II and CDO III entered into agreements with the Predecessor and the Company, through NS Advisors LLC, a subsidiary, to perform certain advisory services.

The Company and Predecessor earned total fees of approximately $752,000 and $345,000 for the three months ended March 31, 2005 and 2004, respectively. Unpaid advisory fees of $164,000 and $82,000 are included in due from affiliates in the Company's condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively.

The Company also earned a structuring fee of $500,000 in connection with the closing of CDO III in March 2005, which was used to reduce its investment in CDO III which is included in debt securities available for sale in the condensed consolidated balance sheet.

NSF Venture

The Company and Predecessor earned and recognized advisory fees of approximately $191,000 and $253,000 for the three months ended March 31, 2005 and 2004, respectively from the NSF Venture. For the period prior to the IPO, the Predecessor recorded such fees as deemed distributions.

Management Fees

On December 28, 2004, ALGM terminated its existing asset management agreement with Emmes Asset Management Co. LLC ("Emmes"), an affiliate of NCIC. Pursuant to the termination provisions of the agreement, ALGM paid Emmes a contractual termination payment of approximately $385,000, which is equal to two quarters of payments of the annual existing fee. In addition, ALGM and Emmes entered into a new asset management agreement, which is cancelable on 30 days notice. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions. Total fees incurred under this agreement amounted to $85,000 for the three months ended March 31, 2005.

9.   Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR rate on the DBAG facility, the Company entered into various swap agreements to fix the LIBOR rate on a portion of the Company's variable rate debt. The fixed LIBOR rate ranges from 4.18% to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of the Company's derivative financial instruments as of March 31, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Maturity
Interest rate swaps, treated as hedges (a)	$40,900	$547	December 2010 – August 2018

(a) Included in Other assets, net.

10.   Earnings Per Share

The Company's basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For purposes of calculating earnings per share, the Company considered all unvested restricted stock which participate in the dividends of the Company to be outstanding. The computation of diluted EPS

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest in the Operating Partnership which are considered convertible securities. The operating partnership units are exchangeable for common shares on a one for one basis. Additionally, income is allocated to all unit holders including the Company on a prorata basis. The conversion of these units to common shares are not dilutive to earnings per share.

11.   Contingency

On August 21, 2003, an action was filed against ALGM in New York State Supreme Court, New York County (the "Complaint"). The Complaint was brought by 729 7th Realty Corp. (the "Tenant"), a subsidiary of NRMI that is the net lessee of the Condominium, to enforce certain rights it claims to have under its net lease with ALGM (the "Net Lease").

In its Complaint, the Tenant asserts two causes of action against ALGM. In the first cause of action, Tenant seeks specific performance of its alleged right to require ALGM to provide a subordination, non-disturbance and attornment agreement (an "SNDA") to a subtenant (the "Subtenant") so that in the event the Net Lease is terminated, the proposed sublease (the "Sublease") would remain in effect. The second cause of action seeks a judgment in the amount of approximately $600,000 for damages that the Tenant allegedly suffered by reason of ALGM's refusal to provide the Subtenant with SNDA protection. The fee owner moved to dismiss the plaintiff's claim for monetary damages and that motion was granted on March 29, 2004.

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

In response to the Complaint, on September 24, 2003, ALGM moved to dismiss the second cause of action on the grounds that the Net Lease prohibits the recovery of monetary damages that may result from ALGM's refusal to provide proposed subtenants with SNDA protection (the "Motion"). ALGM's time to answer the first cause of action is stayed until a decision is rendered on the Motion. At that time, ALGM intends to vigorously oppose the Tenant's claim that it has the right to obtain SNDA protection for its Subtenant under the current circumstances. ALGM and the Tenant are still in discovery, and as such, the ultimate outcome of this matter is uncertain.

12.   Equity Based Compensation

Long Term Incentive Bonus Plan

The Company has granted certain restricted awards to certain employees and co-employees of the Company and NCIC employees who provide services to the Company pursuant to a shared service agreement. These restricted awards are subject to both employment and the Company attaining certain performance hurdles. At March 31, 2005, management has made its best estimate of the Company's performance during the performance periods, based on the facts and information currently available and assumptions regarding the investment of the remaining proceeds of the Company's initial public offering pursuant to our stated business strategy and returns on future investments. On the basis of the foregoing, management has estimated that the Company would not meet the return hurdle in either of these performance periods. If the Company does not meet the return hurdle during the performance periods, the Company will not grant any awards under this program to members of

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

management, other employees and the employees of NCIC who provide services to the Company. Accordingly, no compensation expense, with respect to provisional awards under the 2004 Long Term Incentive Bonus Plan, has been recognized in the condensed consolidated financial statements for the three months ended March 31, 2005.

Employee Outperformance Plan

In connection with the employment agreement of the Company's chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the "Annual Bonus Participation Amount"). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company's chief investment officer an amount based on a multiple of the estimated Annual Bonus Participation Amount at the time the Company exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company's chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company's buyout option, he will be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination increases with each year of employment until the fifth anniversary, at which point the chief investment officer is 100% vested in the full amount of the payment that would be due related to the annual bonus participation amount on the real estate securities business income earned on, business initiated five years earlier, over the return hurdle. No compensation has been earned by the Company's chief investment officer under this plan for the three months ended March 31, 2005.

Omnibus Stock Incentive Plan

On January 30, 2005, our Operating Partnership granted an aggregate of 22,500 LTIP units, which are operating partnership units that are structured as profits interests, to certain employees of the Company pursuant to the 2004 Omnibus Stock Incentive Plan. The LTIP units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter beginning with the quarter ended April 29, 2005. In addition the LTIP unit holders are entitled to dividends on the entire grant.

13.   Segment Reporting

The Predecessor and the Company have three reportable segments: (i) subordinate real estate debt, (ii) real estate securities and (iii) net lease real estate investments. The Company evaluates performance primarily based on its proportionate share of the earnings of such investments. General and administrative expenses were not allocated by management to various segments and therefore are presented as unallocated. The reportable segments are managed separately due to the differing nature of the business operations. The following tables set forth certain segment information for the Company on a consolidated basis and for the Predecessor on a combined basis, as of and for the three months ended March 31, 2005 and 2004 (in thousands), respectively:

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

Three Months Ended March 31, 2005	Net Lease Investment	Subordinate Real Estate Debt	Real Estate Securities CDO	Unallocated(1)	Consolidated Total
Rental revenue	$3,856	$—	$—	$—	$3,856
Advisory and management fees	—	242	752	—	994
Interest income	9	2,657	1,298	4,008	7,972
Equity in earnings of uncombined ventures	—	46	—	—	46
Gain (loss) in investment and other	—	29	1,726	(121)	1,634
Interest expense	1,661	994	245	3,589	6,489
Other expenses	2,187	42	417	4,038	6,684
Minority interest	—	—	—	(274)	(274)
Net Income (loss)	$17	$1,938	$3,114	$(4,014)	$1,055
Total assets	$123,852	$202,375	$74,661	$325,773	$726,661

(1)	Unallocated interest income and interest expense relates to our temporary investments. Unallocated other expenses is comprised of corporate level general & administrative expenses.

Three Months Ended March 31, 2004	Net Lease Investment	Subordinate Real Estate Debt	Real Estate Securities CDO	Unallocated	Combined Total
Advisory and management fees	$—	$308	$345	$—	$653
Interest income	—	—	255	—	255
Equity in earnings of uncombined ventures	251	121	—	—	372
Gain (loss) in investment and other	—	—	1,050	—	1,050
Other expenses	—	—	349	1,026	1,375
Net Income (loss)	$251	$429	$1,301	($1,026)	$955

14.   Subsequent Events

Private Placement of Trust Preferred Securities

On April 12, 2005, the Operating Partnership completed a private placement of $40.0 million aggregate liquidation amount of floating rate preferred securities (the "Preferred Securities"), through a newly formed subsidiary, NorthStar Realty Finance Trust, a Delaware statutory trust (the "Trust").

The Preferred Securities were issued by the Trust pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement") among the Operating Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and three administrative trustees, each of whom is an executive officer of the Company. The Trust also issued $1.24 million aggregate liquidation amount of floating rate common securities (the "Common Securities") pursuant to the Trust Agreement and sold the Common Securities to the Operating Partnership. The Trust used the proceeds from the sale of the Preferred Securities and the Common Securities to purchase $41.24 million aggregate principal amount of floating rate junior subordinated notes due 2035 of the Operating Partnership (the "Junior Subordinated Notes") issued pursuant to a Junior Subordinated Indenture, dated as of April 12, 2005 (the "Indenture") between the Operating Partnership and JPMorgan Chase Bank, National Association, as trustee (the "Trustee.")

The Preferred Securities require quarterly distributions at a fixed rate of 8.15% through the interest payment date in March 2015 and at a variable rate of three-month LIBOR plus 3.25%

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

thereafter. Distributions are cumulative and accrue from the date of original issuance; provided, however, that after October 12, 2006 distributions may be deferred for a period of up to six consecutive quarterly interest payment periods if the Operating Partnership exercises its right under the Indenture to defer the payment of interest on the Junior Subordinated Notes as described below. The Preferred Securities mature on March 30, 2035, but may be redeemed beginning on March 30, 2010 if the Operating Partnership exercises its right to redeem the Junior Subordinated Notes as described below.

The Junior Subordinated Notes bear interest at a fixed rate of 8.15% through the interest payment date in March 2015 and at a variable rate of three-month LIBOR plus 3.25% thereafter. Interest accrues from the date of original issuance. After October 12, 2006, the Operating Partnership may, as long as no Event of Default (as defined in the Indenture) has occurred, defer the payment of interest at any time and from time to time for a period of up to six consecutive quarterly interest payment periods (each such period, an "Extension Period"). No interest shall be due and payable during an Extension Period, but each installment of interest that would otherwise have been due and payable during such Extension Period shall bear additional interest at a fixed rate of 8.15% through the interest payment date in March 2015 and at a variable rate of three-month LIBOR plus 3.25% thereafter. During any Extension Period, the Operating Partnership may not declare or pay any dividends on its capital stock or make any payment of principal of or any interest or premium, on or repay, repurchase or redeem any debt securities of the Operating Partnership that rank pari passu in all respects with or junior in interest to the Junior Subordinated Notes.

The Junior Subordinated Notes mature on March 30, 2035, but the Operating Partnership may redeem the Junior Subordinated Notes, in whole or in part, at par beginning on March 30, 2010, and may redeem them earlier than such date following the occurrence of a Special Event, as defined in the Indenture. The Trust will be required to redeem a like amount of the Preferred Securities if the Operating Partnership exercises its right to redeem all or a portion of the Junior Subordinated Notes.

Either the Trustee or the holders of at least 25% of the aggregate principal amount of the outstanding Junior Subordinated Notes may declare the principal amount of, and all accrued interest on, all the Junior Subordinated Notes to be due and payable immediately, or if the holders of the Junior Subordinated Notes fail to make such declaration, the holders of at least 25% in aggregate liquidation amount of the Preferred Securities outstanding shall have a right to make such declaration, if an Event of Default occurs. Any holder of the Preferred Securities has the right, upon the occurrence of an Event of Default, to institute suit directly against the Operating Partnership for enforcement of payment to such holder of principal of and any premium and interest, including additional interest, on the Junior Subordinated Notes having a principal amount equal to the aggregate liquidation amount of the Preferred Securities held by such holder.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

Subordinate Real Estate Debt:

The Company has made the following investments subsequent to March 31, 2005 (in thousands):

Name	Date Acquired	Type	Principal Balance at Acquisition	Initial Maturity	Current Interest Rate
NY Retail	4/1/2005	Subordinate Participation	$10,000	September 2006	LIBOR + 2.4%
Hotel Portfolio	4/8/2005	Subordinate Participation	13,700	July 2006	LIBOR + 3.0%
Hotel Portfolio	4/8/2005	Subordinate Participation	16,500	February 2007	LIBOR + 3.5%
Hotel Portfolio	4/15/2005	Subordinate Participation	6,257	January 2006	LIBOR + 3.25%
CMBS Bond 10	4/19/2005	CMBS	4,301	March 2033	7% Fixed
CMBS Bond 11	4/26/2005	CMBS	1,046	February 2034	6.96% Fixed
NY Office/Retail	4/26/2005	Subordinate Participation	19,900	October 2006	LIBOR + 4.5%
Office Portfolio	4/29/2005	Subordinate Participation	17,910	January 2007	LIBOR + 5.35%
CMBS Bond 12	4/29/2005	CMBS	4,952	May 2043	5.25% Fixed
Las Vegas Retail	5/3/2005	Subordinate Participation	19,000	October 2006	LIBOR + 3.35%
Total			$113,566

These assets were financed with approximately $83.3 million in proceeds of the DBAG facility and the balance in cash.

Warehouse Agreement CDO V

On May 4, 2005, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the Company's direction, with the expectation of selling such securities to the Company's fourth investment grade CDO issuer ("CDO V"). The Company was required to pledge up to $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. On May 6, 2005, the Company has deposited $5 million and will be required to deposit an additional $2.5 million after $125 million in acquisitions of securities have been made under the agreement, and increase the deposit by an additional $2.5 million after $250 million in acquisitions of securities have been made under the agreement. The bank has accumulated approximately $50.1 million of real estate securities under the terms of the warehouse agreement as of May 12, 2005. The CDO V warehouse agreement also provides for the Company's notional participation in the income that the assets generate after deducting a notional debt cost. The agreement will be treated as a non-hedge derivative for accounting purposes and will therefore be marked-to-market through income. The collateral being accumulated under this agreement is expected to be included in a securitization transaction in which the Company would acquire all of the equity interest.

In addition, the Company has acquired approximately $9.0 million in CMBS and REIT debt securities. The Company anticipates selling these securities to the CDO V warehouse during the second quarter of 2005.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements (Continued)
(Unaudited)

Dividends

On April 21, 2005, the Company declared a cash dividend of $0.15 per share of common stock. The dividend is expected to be paid on May 16, 2005 to the shareholders of record as of the close of business on May 2, 2005.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION                     AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our and our predecessor's financial statements and notes thereto included in this report.

Organization and Overview

We are an internally-managed REIT that was formed to continue and expand the subordinate real estate debt, real estate securities and net lease businesses of NorthStar Capital Investment Corp., or NorthStar Capital. Upon the consummation of our initial public offering, or IPO, on October 29, 2004, three subsidiaries of NorthStar Capital contributed 100% of their respective interests in entities through which NorthStar Capital engaged in these businesses in exchange for units of limited partnership interest in our operating partnership and approximately $36.1 million. Our management team consists primarily of the same individuals who managed these businesses for NorthStar Capital.

We commenced operations upon the consummation of our IPO. We conduct substantially all of our operations and make our investments through our operating partnership, NorthStar Realty Finance Limited Partnership, or NorthStar Partnership, of which we are the sole general partner. Through our operating partnership, we:

•	acquire, originate and structure subordinate and other high-yielding debt investments secured by income-producing commercial and multifamily properties;

•	create, manage and issue collateralized debt obligations, or CDOs, backed by commercial real estate debt securities; and

•	acquire properties that are primarily net leased to corporate tenants.

Basis of Quarterly Presentation

Set forth below is a discussion of the financial condition and results of operations of our predecessor for the three months ended March 31, 2004 and NorthStar Realty Finance Corp. for the three months ended March 31, 2005.

Our predecessor is an aggregation of the entities through which NorthStar Capital owned and operated its subordinate real estate debt, real estate securities and net lease businesses and was not a separate legal operating entity. The ultimate owners of these entities were NorthStar Capital and their minority owners. NorthStar Partnership, L.P., the operating partnership of NorthStar Capital, was the managing member with day-to-day operational responsibility of the entities controlled by NorthStar Capital. These entities are combined in our predecessor's historical financial statements. Where our predecessor had a non-controlling interest in any of the entities that comprised our predecessor, such entities are presented as part of our predecessor on an uncombined basis. Because the discussion of the financial condition and results of operations for the three months ended March 31, 2004, which is set forth below, relates to the entities comprising our predecessor, it reflects the historical financing and operational strategies of these entities.

Although the entities comprising our predecessor operated as separate businesses of NorthStar Capital, these businesses utilized certain of NorthStar Capital's employees, insurance and administrative services. General and administrative expenses incurred by NorthStar Capital on behalf of all of its business units which include salaries and benefits, rent, furniture, equipment, travel and entertainment, accounting, legal services and other expenses, were allocated to our predecessor by NorthStar Capital through identification of specific expense items, where practical, and otherwise through an estimation of the level of effort devoted by certain of NorthStar Capital's employees. In the opinion of management, the methods used to allocate general and administrative expenses and other costs were reasonable.

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

Sources of Operating Revenues

Historically, our predecessor primarily derived operating revenues from earnings of uncombined ventures which consisted of our predecessor's proportionate share of the net income from the rental operations of a portfolio of retail and commercial properties located in New York City and from subordinate real estate debt investments. In more recent periods, our predecessor also derived operating revenues from advisory fees related to our real estate securities and subordinate real estate debt businesses, from the residual interests in the cash flows of its investment grade CDOs based on our equity interests in such CDOs and from the interest income on our junior debt investments in its investment grade CDOs.

Subsequent to our IPO and the integration of the subordinate real estate debt, real estate securities and net lease businesses, we primarily derived operating revenues from rental income, from the rental operations of the consolidated net lease real estate portfolio, from interest income on our consolidated investments in subordinate real estate debt, from the residual interests in the cash flows of our investment grade CDOs based on our equity interests in such CDOs and from the interest income on our junior debt investments in our investment grade CDOs, from earnings of an unconsolidated venture which consists of our proportionate share of the net income of that venture's subordinate debt investments and from advisory fees related to our real estate securities and subordinate real estate debt businesses.

Subordinate Real Estate Debt

Direct Investments.    The additional liquidity provided by the net proceeds of our IPO allowed us to increase the number and range of subordinate real estate debt in which we invest. We used a portion of the net proceeds of our IPO to make investments in subordinate real estate debt which are consolidated on our balance sheet. We earn interest income and origination fees on these consolidated investments, but we do not earn advisory fees on these investments.

NSF Venture.    NorthStar Capital commenced its business of investing in subordinate real estate debt in 2001 through an arrangement we refer to as the NSF Venture. NorthStar Funding Managing Member LLC, a majority-owned subsidiary of NorthStar Capital prior to the contribution of the initial investments to our operating partnership, is the managing member and holder of 50% of the outstanding membership interests in NorthStar Funding Management LLC, the managing member of the NSF Venture. NorthStar Funding Management LLC is responsible for the origination, underwriting and structuring of all investments made by the NSF Venture. However, the NSF Venture investor has the right to approve all investments that NorthStar Funding Management LLC proposes to make on behalf of the NSF Venture.

NorthStar Funding Investor Member LLC, a majority-owned subsidiary of NorthStar Capital prior to the contribution of the initial investments to our operating partnership, owns a 5% interest in the NSF Venture and the NSF Venture Investor owns the remaining 95%. Prior to July 10, 2003, NorthStar Funding Investor Member LLC held a 10% interest in the NSF Venture. On July 10, 2003, the terms of the NSF Venture were amended to increase NorthStar Funding Investor Member LLC's capital commitment to $190 million, or 95% of $200 million, and reduce NorthStar Funding Investor Member LLC's interest to 5%. NorthStar Capital contributed its interests in the NSF Venture to our operating partnership upon consummation of our IPO.

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

Real Estate Securities

We invest in commercial mortgage-backed securities, or CMBS, and other real estate securities which are primarily investment grade and are financed with long term debt through the issuance of investment grade CDOs, thereby matching the terms of the assets and the liabilities.

We earn a spread between the yield on the assets and the interest expense incurred on the CDO debt issued through our investments in the equity interests and the junior CDO debt of each CDO issuer.

We also earn ongoing management fees for our management and monitoring of the CDO collateral of our investments in CDO I, CDO II and CDO III, which fees equal 0.35% of the related CDO collateral.

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

During the warehouse period, our participation under the warehouse agreement is reflected in our consolidated financial and our predecessor's combined financial statements as a non-hedge derivative, which is reflected at fair value and any unrealized gain or loss is charged to operations. Based on an analysis of our and our predecessor's interest in CDO I as a variable interest entity under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities," the financial statements of CDO I were not consolidated into our predecessor's financial statements for the three months ended March 31, 2004 or in our financial statements for the three months ended March 31, 2005 and for the period from October 29, 2004 to December 31, 2004, since neither our predecessor nor we were the primary beneficiary of CDO I. Similarly, the financial statements of CDO II and CDO III were not consolidated into our financial statements since we were not the primary beneficiary of CDO II or CDO III. Accordingly, we have designated the beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II and CDO III as debt securities available for sale as they meet the definition of debt instruments due to their underlying redemption provisions.

Net Lease Portfolio

We earn rental income from office, industrial and retail properties that are net leased to corporate tenants.

We have two fee and six leasehold interests in a portfolio of substantially net leased retail and commercial properties located in the Times Square and midtown area of Manhattan which we refer to as the New York property portfolio. This portfolio is owned by our subsidiary, ALGM I Owners LLC, or ALGM. Our predecessor held a 97.5% non-managing equity interest in ALGM. Two of ALGM's leases expired in 2003, one in March and one in October. As of March 31, 2005, ALGM owned eight properties, which vary in size from 4,200 square feet to 21,140 square feet and had a total of 96,114 net rentable square feet. Four of the properties are primarily leased or subleased to single users and four are leased or subleased to multiple tenants.

The results of operations for these properties were reflected in our predecessor's equity in earnings of uncombined ventures because our predecessor owned a 97.5% non-managing equity interest in ALGM. Concurrently with the contribution of the initial investments to our operating partnership, we purchased the remaining 2.5% managing equity interest from ALGM I Equity LLC with $1.6 million of the proceeds of our IPO. The results of operations of ALGM have been consolidated in our financial statements subsequent to our IPO.

On January 14, 2005, we closed the acquisition of a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA, or the Chatsworth properties, for $63.5 million. The Chatsworth properties are net leased to Washington Mutual Bank under leases that expire in June 2015. We financed the acquisition with a $44 million first mortgage and a $13 million mezzanine loan which was funded by the warehouse provider under the warehouse agreement for CDO III. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. We refer to the New York property portfolio and the Chatsworth properties as our net lease real estate portfolio.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management has identified certain critical accounting policies that affect the more significant judgments and estimates used by management in the preparation of our predecessor's combined financial statements and our consolidated financial statements. Management evaluates on an ongoing basis estimates related to critical accounting policies, including those related to revenue recognition, allowances for doubtful accounts receivable and impairment of investments in uncombined ventures and debt securities available for sale. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances have been eliminated in consolidation.

The Company has interests in three variable interest entities; however, the Company is not the primary beneficiary under FIN 46R and has not consolidated these variable interest entities.

Debt Securities Available for Sale

Debt securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The equity investments in CDO I, CDO II and CDO III are relatively illiquid, and the value of such investments must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and spreads. Changes in the valuations do not affect reported income or cash flows, but impact stockholders' equity.

Subordinate Real Estate Debt Investments

We must periodically evaluate each of our direct investments in subordinate real estate debt for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon a determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Allowances for loan investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic conditions in the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value as of the balance sheet date. To date, all of our direct investments in subordinate real estate debt are fully performing and we have determined that no loss allowances have been necessary with respect to the loans.

Revenue Recognition

Our rental revenue from our net lease real estate portfolio is recognized on a straight-line basis over the initial term of the respective leases. The excess of straight-line rents recognized over amounts contractually due pursuant to the underlying leases are included in straight-line unbilled rents receivable in our condensed consolidated balance sheet. Management provides an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent and other payments as due. Additionally, management establishes, on a current basis, an allowance for future tenant credit losses on unbilled rents receivable based upon an evaluation of the collectibility of such amounts. Management is required to make subjective assessments about the collectibility of the deferred rent receivable that in many cases will not be billed to tenants for many years from the balance sheet date. Management's determination is based upon an assessment of credit worthiness of private company tenants for which financial information is not readily available and as such is not subject to precise quantification.

Performance-Based Compensation

Our board of directors has adopted the NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan, or the incentive bonus plan, in order to retain and incentivize officers and certain key employees of us, co-employees of us and NorthStar Capital and employees of NorthStar Capital who provide services to us pursuant to the shared facilities and services agreement which we collectively refer to as the eligible participants. As of November 19, 2004, the compensation committee of our board of directors had allocated an aggregate of 665,346 shares of our common stock to certain of the eligible participants as potential awards pursuant to the incentive bonus plan if we achieve the return hurdles established by the compensation committee for the two one-year performance periods beginning October 1, 2005 and October 1, 2006. The compensation committee has established a return hurdle for these performance periods of a 12.5% annual return on paid in capital, as defined in the incentive bonus plan. If we achieve these return hurdles, these awards may be paid in cash, shares of common stock, LTIP units or other shared-based form.

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

On March 31, 2005, management has made its best estimate of our performance during these two performance periods, based on the facts and information currently available and assumptions regarding the investment of the remaining proceeds of our IPO pursuant to our business strategy and returns on future investments. On the basis of the foregoing, management has estimated that we will not meet the return hurdle in either of these performance periods. If we do not meet the return hurdle during the performance periods, we will not grant any awards under the incentive bonus plan to any of the eligible participants.

Unconsolidated/Uncombined Ventures

Management is required to make subjective assessments as to whether there are impairments in the values of its and our predecessor's investments in unconsolidated/uncombined ventures which are accounted for using the equity method. As no public market exists for these investments, management estimates the recoverability of these investments based on projections and cash flow analysis. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. The following is a summary of the accounting policies relating to unconsolidated/uncombined ventures that are most affected by judgments, estimates and assumptions.

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

Results of Operations

Our predecessor's results of operations for the three months ended March 31, 2004 are not necessarily indicative of our future results of operations due to the impact of our IPO, the acquisition of additional interests in ALGM and its resulting consolidation, the expansion of our real estate securities and subordinate real estate debt businesses, and our new investments and their related debt financing.

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Revenues

Rental and escalation income

Rental and escalation income for the three months ended March 31, 2005 totaled $3.9 million representing a $3.9 million increase compared to the three months ended March 31, 2004. The increase was primarily attributable to $2.6 million from our New York property portfolio owned by ALGM which was accounted for under the equity method of accounting in the three months ended March 31, 2004. We acquired the 2.5% managing interest in ALGM on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. The Company also acquired the Chatsworth properties on January 14, 2005 which contributed an additional $1.3 million of rental income.

Advisory and management fee income

Advisory and management fee income remained relatively constant for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Advisory and management fee income - related parties

Advisory fees from related parties for the three months ended March 31, 2005 totaled $0.9 million representing an increase of approximately $0.3 million or 58% compared to the three months ended March 31, 2004. The increase is comprised primarily of $0.4 million of fees earned for CDO II (which closed in July 2004) and CDO III (which closed March 10, 2005). This increase was offset by a decrease in fees earned from the NSF Venture of approximately $0.1 million which was due to a lower average portfolio loan balance for the three months ended March 31, 2005.

Interest income

Interest income for the three months ended March 31, 2005 totaled $8.0 million representing an increase of $7.7 million compared to the three months ended March 31, 2004. The increase is attributable to interest on investments, which did not exist in the comparable quarter, which included $4.0 million of interest income earned from our investments in AAA-rated, short term, floating rate securities, from interest income of approximately $2.6 million on subordinate real estate debt investments and from approximately $1.1 million of interest income from debt securities available for sale which is comprised of (1) approximately $0.7 million from the investments in the equity of our three CDOs, (2) approximately $0.3 million from our "BB" rated junior classes of debt securities and unrated income notes of CDO II and (3) approximately $0.1 million on cash collateralizing our short security sales.

Expenses

Real estate properties - operating expenses

Property operating expenses for the three months ended March 31, 2005 totaled $0.7 million representing an increase of $0.7 million compared to the three months ended March 31, 2004. The increase was primarily attributable to $0.5 million of property operating expenses from our New York property portfolio owned by ALGM which was accounted for under the equity method of accounting in the three months ended March 31, 2004. We acquired the 2.5% managing interest in ALGM on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. The Company also acquired the Chatsworth properties on January 14, 2005 which contributed an additional $0.2 million of property operating expenses.

Interest expense

Interest expense for the three months ended March 31, 2005 totaled approximately $6.5 million representing an increase of $6.5 million compared to the three months ended March 31, 2004. This increase was primarily attributable to $3.6 million of interest on financing for our investments in AAA-rated, short term, floating rate securities and our investment in the "BB" rated junior classes of debt securities and unrated income securities of CDO II. In addition, we incurred interest expense related to the following: approximately $1.6 million related to our net lease portfolio, approximately $1.0 million on the DBAG facility, and approximately $0.2 million on securities underlying short sales we entered into during 2004.

Management fees – related party

Management fees – related party for the three months ended March 31, 2005 totaled $85,000 representing an increase of $85,000 compared to the three months ended March 31, 2004. The increase was primarily attributable to our net lease portfolio which was accounted for under the equity method of accounting for the three months ended March 31, 2004. ALGM incurred a $192,000 management fee during the three months ended March 31, 2004. We acquired the 2.5% managing interest in our net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

General and Administrative

General and administrative expenses for the three months ended March 31, 2005 totaled $4.8 million representing an increase of $3.4 million or 252% compared to the three months ended March 31, 2004. The increase is comprised of the following:

Salaries and other compensation (direct and allocated) for the three months ended March 31, 2005 totaled $1.2 million representing an increase of approximately $0.3 million or 37% compared to the three months ended March 31, 2004. The increase is primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses subsequent to our IPO.

Shared services – related party for the three months ended March 31, 2005 totaled $0.3 million representing an increase of approximately $0.3 million compared to the three months ended March 31, 2004. The increase was attributable to the shared facilities and services agreement we entered into with NorthStar Capital on October 29, 2004.

Equity based compensation expense for the three months ended March 31, 2005 totaled $0.8 million representing an increase of $0.8 million compared to the three months ended March 31, 2004. The increase is attributable to approximately $0.2 million of compensation expense in connection with the amortization of the non-vested portion of the buyout of a profits interest (a compensation arrangement) in NS Advisors from one of our employees, and approximately $0.6 million in connection with the three-year vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan.

Insurance (direct and allocated) for the three months ended March 31, 2005 totaled $213,000 representing an increase of $115,000 or 117% compared to the three months ended March 31, 2004. The increase was attributable to the directors and officers policies we acquired after our IPO.

Accounting and auditing fees for the three months ended March 31, 2005 totaled $1.1 million representing an increase of $1.1 million compared to the three months ended March 31, 2004. The increase is attributable to the audit of the 2004 financial statements performed by our auditors during the three months ended March 31, 2005. Our predecessor did not incur similar accounting and auditing fees during the three months ended March 31, 2004.

Other general and administrative expenses (direct and allocated) for the three months ended March 31, 2005 totaled $1.1 million representing an increase of approximately $0.8 million or 218% compared to the three months ended March 31, 2004. This increase is primarily attributable to legal costs of $344,000 associated with general corporate matters and tenant litigation, consulting fees of $224,000 associated with year end and periodic reporting obligations, various public company expenses of $102,000 and public relations costs of $30,000.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2005 totaled $1.0 million representing an increase of $1.0 million compared to the three months ended March 31, 2004. The increase was primarily attributable to $0.5 million from our New York property portfolio owned by ALGM which was accounted for under the equity method of accounting for the three months ended March 31, 2004. We acquired the 2.5% managing interest in ALGM on October 29, 2004 and accordingly, the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We also acquired the Chatsworth properties on January 14, 2005 which contributed an additional $0.4 million of depreciation and amortization expense and $0.1 million related to the amortization of the intangible assets.

Equity in earnings

Equity in earnings for the three months ended March 31, 2005 totaled $46,000 representing a decrease of $326,000 or 88% compared to the three months ended March 31, 2004. The decrease was attributable to the decrease in the equity in earnings of the NSF Venture of approximately $75,000 due to a lower average portfolio loan balance in 2005 and a decrease of $0.3 million from our New York property portfolio owned by ALGM which was accounted for under the equity method of accounting in 2004. We acquired the 2.5% managing interest in ALGM on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

Unrealized gain on investments and other

Unrealized gain on investments and other remained relatively constant for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Unrealized gain on investments for the three months ended March 31, 2005 of approximately $1.1 million consisted of unrealized gains on the CDO III warehouse agreement of approximately $0.8 million and $0.3 million of unrealized gains on short sales of securities and short term investments, respectively. Unrealized gain on investments of $1.0 million for the three months ended March 31, 2004 related to the CDO II warehouse agreement. Unrealized gain on investments relating to each of these CDO warehouse agreements represent the increase in fair value of the warehouse agreement during the portion of the warehouse term in the financial reporting period.

Realized gain on investments and other

Realized gain on investments and other for the three months ended March 31, 2005 totaled $0.6 million representing an increase of $0.6 million compared to the three months ended March 31, 2004. The increase is attributable to realized gains of $0.7 million representing the increase in fair value of the CDO III warehouse agreement through March 10, 2005, when the warehouse agreement was terminated and the assets of the warehouse were transferred to CDO III. This increase was offset by a $0.1 million loss related to the sale of a portion of our investments in AAA-rated, short term, floating rate securities.

Liquidity and Capital Resources

As of March 31, 2005, we had an unrestricted cash balance of $41.0 million. We believe that our unrestricted cash balances together with the available borrowing capacity under the DBAG facility, the net proceeds realized from a private placement of $40 million of trust preferred securities, completed in April 2005 and cash flow provided from our operations, will be sufficient to allow us to make distributions necessary to enable us to continue to qualify as a REIT and fund our operations for at least the next 12 months. In order to fund investments that we may make in the next 12 months, we may borrow additional funds under our credit facilities, enter into additional credit facilities, or issue debt securities or raise equity capital.

We expect to meet our long term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources and additional borrowings, the issuance of debt and/or equity securities and the sale or refinancing of assets at maturity. We believe that the value of the New York property portfolio is, and will continue to be, sufficient to allow us to refinance the mortgage debt on this portfolio at maturity.

Debt Obligations

As of March 31, 2005, we had the following debt outstanding:

	Carrying Amount at 3/31/05 (in thousands)	Stated Maturity	Interest Rate	Weighted Average Expected Life (in years)
Mortgage notes payable (ALGM)	$40,208	01/01/2006	(The greater of LIBOR or 2%) + 3.60%	1.00
Mortgage notes payable (Chatsworth)	43,962	5/1/2015	5.65%	11.0
Mezzanine loan payable (Chatsworth)	13,000	5/1/2014	6.64%	10
Repurchase obligations	292,902	See Repurchase Obligations below	LIBOR + 0.05% to 0.10%	Various, generally 30 days
DBAG facility	132,080	12/21/2007	LIBOR + 0.75% to 2.25%	3.00
	$522,152

ALGM Mortgage Loan.    The ALGM mortgage loan bears interest at the higher of one-month LIBOR or 2%, plus a spread of 3.60%, or an aggregate of 6.35% at March 31, 2005. The loan originally matured on January 1, 2005 and was extended until January 1, 2006. This loan may be extended at ALGM's option for two additional one-year extension periods, subject to ALGM satisfying certain conditions provided for under the loan, including payment of a fee equal to 0.75% of the loan balance as a condition to exercising the second and third extension options. The ALGM mortgage loan agreement includes the following financial covenants and restrictions: (a) ALGM must maintain a debt service coverage ratio in excess of 1.15 to 1, computed using an annual interest rate of 10.09%, and (b) ALGM must establish and maintain certain escrow reserve accounts for, among other things, payment of real estate taxes, capital expenditures and tenant rollover costs. ALGM is uncombined in our predecessor's financial statements as of March 31, 2004 and is consolidated in our financial statements at March 31, 2005 and December 31, 2004.

Chatsworth Mortgage Loan.    The Chatsworth mortgage matures on May 1, 2015 and bears interest at a fixed rate of 5.65%. The loan requires monthly payments of $230,906 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $40.5 million at maturity, as well as monthly escrow deposits for ground lease payments required under the ground lease for the leasehold property.

Chatsworth Mezzanine Loan.    The Chatsworth mezzanine loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period February 1, 2005, through February 1, 2006, and principal and interest payments of $170,914, thereafter, which will fully amortize the loan by the maturity date of May 1, 2014.

Repurchase Obligations.    Our temporary investments, which are primarily AAA-rated, short term, floating rate securities, backed by commercial or residential mortgage loans, were financed with repurchase agreements with Citigroup and Greenwich Capital Markets, Inc. We initially borrowed approximately $1.25 billion under repurchase agreements, of which $282.4 million was outstanding at March 31, 2005, approximately $246.5 million with Citigroup and $35.9 million with Greenwich.

The balance represents a repurchase agreement with Citigroup which was used to finance the acquisition of the "BB" rated junior classes of debt securities. The debt matures on July 21, 2005 and bears interest at LIBOR plus 1.25% per annum.

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

The covenants, effective April 1, 2005, require us to remain at a certain minimum tangible net worth, a certain minimum debt service coverage ratio, a certain range of ratios of recourse indebtedness to net worth and certain minimum amounts of cash or marketable securities based on our ratio of recourse indebtedness to net worth.

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

As of March 31, 2005, NRFC DB Holdings has borrowed approximately $132 million under this facility in order to finance the acquisition of approximately $198 million of subordinate real estate debt, CMBS and CDO securities. This amount bears interest at a rate equal to one-month LIBOR plus 1.00% per annum, which resets on a monthly basis.

Capital Expenditures

During 2005, we expect to incur approximately $306,000 in connection with new tenant leasing costs and capital expenditures with respect to the New York property portfolio owned by ALGM. We anticipate the sources of funds for these expenditures to be from our working capital and lender reserves.

Cash Flows

The net cash flow provided by operating activities of $541.2 million, increased by $540.8 million for the three months ended March 31, 2005 from $0.4 million of cash provided by operations for the three months ended March 31, 2004 which was primarily due to sales of short term highly liquid investments included in operating activities, where the corresponding repayment of short term repurchase financing is included in financing activities. Adjusting for the effect of these sales, cash provided from operating activities would have increased by $1.3 million from 2004 to 2005.

The net cash flow used in investing activities decreased by $203.0 million for the three months ended March 31, 2005 to a use of $202.0 million from a use of $1.0 million for the three months ended March 31, 2004. Net cash used in investing activities in 2005 consisted primarily of the purchase of real estate, funds used to purchase our interest in the unrated income notes and the "BB" rated notes of CDO III, as well as purchases of subordinate debt investments.

The net cash flow used in financing activities increased by $344.8 million for the three months ended March 31, 2005 to $345.9 million from $1.1 million from financing activities for the three months ended March 31, 2004. The primary use of cash flow in financing activities in 2005 was for the repayment of our repurchase agreements which financed our short term highly liquid investments, offset by proceeds from our DBAG facility and mortgage borrowings.

Contingencies

729 Seventh Avenue, one of the properties in the New York property portfolio, is currently in litigation with the net lessee of the property, a subsidiary of National Restaurants Management, Inc., or NRMI. If this claim is successful, it could result in a total economic loss to us of up to approximately $700,000 in the first year, including damages and lost rent, in addition to the cost of any legal proceedings or negotiations and approximately $650,000 to $850,000 in lost rent annually thereafter unless re-rented on the same terms. We have established a collectibility reserve totaling $2,435,000 as of March 31, 2005 related to straight-line (unbilled) rents receivable under this lease. This reserve represents management's best estimate of our potential exposure.

Recent Developments

Subordinate Real Estate Debt

Since March 31, 2005, we have made the following investments in subordinate real estate debt:

Name	Date Acquired	Type	Principal Balance at Acquisition	Initial Maturity	Current Interest Rate
New York Retail	4/1/2005	Subordinate Participation	$10,000	September 2006	LIBOR + 2.4%
Hotel Portfolio	4/8/2005	Subordinate Participation	13,700	July 2006	LIBOR + 3.0%
Hotel Portfolio	4/8/2005	Subordinate Participation	16,500	February 2007	LIBOR + 3.5%
Hotel Portfolio	4/15/2005	Subordinate Participation	6,257	January 2006	LIBOR + 3.25%
CMBS Bond 10	4/19/2005	CMBS	4,301	March 2033	7% Fixed
CMBS Bond 11	4/26/2005	CMBS	1,046	February 2034	6.96% Fixed
NY Retail/Office	4/26/2005	Subordinate Participation	19,900	October 2006	LIBOR + 4.5%
Office Portfolio	4/29/2005	Subordinate Participation	17,910	January 2007	LIBOR + 5.35%
CMBS Bond 12	4/29/2005	CMBS	4,952	May 2043	5.25% Fixed
Las Vegas Retail	5/3/2005	Subordinate Participation	19,000	February 2007	LIBOR + 3.35%
Total			$113,566

Note: We enter into interest swaps for each fixed rate investment up to the amount they are financed to hedge against changes in interest rates.

Warehouse Agreement for CDO V

On May 4, 2005, we entered into a warehouse arrangement with a financial institution whereby the financial institution has agreed to purchase up to $400 million of CMBS and other real estate debt securities under our direction, with the expectation of selling such securities to our fourth investment grade CDO issuer, or CDO V. We were required to pledge up to $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. We were required to deposit $5 million upon execution of the agreement and increase the deposit by $2.5 million after $125 million in acquisitions of securities have been made under the agreement and increase the deposit by an additional $2.5 million after $250 million in acquisitions of securities have been made under the agreement. The bank has accumulated approximately $50.1 million of real estate securities under the terms of the warehouse agreement as of May 12, 2005. The CDO V warehouse agreement also provides for our notional participation in the income that the assets generate after deducting a notional debt cost. The agreement will be treated as a non-hedge derivative for accounting purposes and will therefore be marked-to-market through income. The collateral being accumulated under this agreement is expected to be included in a securitization transaction in which we would acquire all of the equity interest.

In addition, we had acquired approximately $9.0 million in CMBS and REIT debt securities. We anticipate selling these securities to the CDO V warehouse during the second quarter of 2005.

Related Party Transactions

Advisory Fee — NorthStar Funding LLC

In 2001, our predecessor entered into an advisory agreement with the NSF Venture, pursuant to which it receives as compensation for its management of investments of the NSF Venture an advisory fee equal to 1% per annum of the capital invested by the NSF Venture. Additionally, NorthStar Funding Managing Member LLC is entitled to an incentive profit participation equal to 10% of the profit after a minimum required return on the NSF Venture's capital and a return of and on capital based upon the operating performance of the NSF Venture's investments. Prior to the contribution of the initial investments to our operating partnership and the related IPO transactions, NorthStar Funding Managing Member LLC received 75% of this incentive profit participation equal to 10% of the profit after a minimum required return on NSF Venture's capital and a return of and on capital based on the operating performance of the NSF Venture's investments. The Company and our predecessor earned and recognized advisory fees from the NSF Venture of approximately $191,000 and $253,000 for the three months ended March 31, 2005 and 2004, respectively. The Company and our predecessor received combined profit participation distributions of $925,000 and $120,000 during the three months ended March 31, 2005 and 2004, respectively. Because such distributions may have to be refunded, no profit participation distributions were recognized as income pursuant to Method 1 of Emerging Issues Task Force Topic D-96.

Advisory Fees — CDO I, CDO II and CDO III

In August 2003, July 2004 and March 2005, CDO I, CDO II and CDO III, respectively, entered into agreements with NS Advisors, to perform certain advisory services. We and our predecessor earned total fees of approximately $752,000 and $345,000 for the three months ended March 31, 2005 and 2004, respectively. The unpaid advisory fees of $164,000 and $82,000 are included in due from affiliates in our condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. We also earned a structuring fee of $500,000 in connection with the closing of CDO III for the three months ended March 31, 2005, which was used to reduce our investment in debt securities available for sale.

ALGM

On December 28, 2004, we terminated the asset management agreement with Emmes Asset Management Co. LLC, an affiliate of NorthStar Capital, for a contractual termination payment of approximately $380,000, which is equal to two quarters of payments of the annual fee of $760,000. On that date, ALGM and Emmes entered into a new asset management agreement which is cancelable on 30 days notice by ALGM. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions. Total fees incurred under the asset management agreement were $85,000 for the three months ended March 31, 2005.

Shared Facilities and Services Agreement

Upon consummation of our IPO, we entered into a one-year agreement with NorthStar Capital pursuant to which NorthStar Capital agreed to provide us, directly or through its subsidiaries, with the following facilities and services: 1) fully-furnished office space for our employees at NorthStar Capital's corporate headquarters; 2) use of common facilities and office equipment, supplies and storage space at NorthStar Capital's corporate headquarters; 3) accounting support and treasury functions; 4) tax planning and REIT compliance advisory services; and 5) other administrative services. For the initial one year term of the agreement, NorthStar Capital agreed to provide these facilities and services to us for an annual fee of approximately $1.57 million, payable in monthly installments, plus additional charges for out-of-pocket expenses and taxes. This fee is subject to reduction by the amount that we pay certain full-time employees of NorthStar Capital who became our co-employees upon consummation of our IPO, including Mr. McCready, our general counsel and secretary.

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

Total fees and expenses incurred by us under the shared facilities and services agreement amounted to $0.3 million for the three months ended March 31, 2005.

Contractual Commitments

As of March 31, 2005, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	2005	2006-2007	2008-2009	Thereafter
Mortgage loan – ALGM	$40,208	$1,092	$39,116	$—	$—
Mortgage loan – Chatsworth	43,962	185	558	619	42,600
Mezzanine loan payable – Chatsworth	13,000	—	2,309	2,859	7,832
Repurchase agreements	292,902	292,902	—	—	—
Securities sold, not yet purchased	12,696	12,696	—	—	—
DBAG facility	132,080	—	132,080	—	—
Capital leases	18,130	352	712	934	16,132
Operating leases	14,163	732	1,104	944	11,383
Total contractual obligations	$567,141	$307,959	$175,879	$5,356	$77,947

Off Balance Sheet Arrangements

As of March 31, 2005, we had the material off balance sheet arrangements described below.

We have provided an indemnity to NorthStar Partnership for any liability it may have under its limited guaranties to the lender under ALGM's mortgage loan. At March 31, 2005, NorthStar Partnership had a maximum exposure of $40.2 million under its guaranty to Greenwich Capital for such triggering events as fraud, misapplication of funds and failure to pay taxes. NorthStar Partnership also provided Greenwich Capital with a limited repayment guaranty that may be triggered by the termination of a lease related to one of the properties in the New York property portfolio. The maximum exposure for such lease termination was equal to $2.5 million at March 31, 2005.

Our potential losses in CDO I, CDO II and CDO III are limited to our aggregate carrying value which was approximately $73.3 million at March 31, 2005.

The terms of the portfolio of real estate securities held by CDO I, CDO II and CDO III are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real estate securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II and CDO III have not incurred any losses on any of their securities investments from the date of purchase through March 31, 2005. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II and CDO III, each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II and CDO III. Our residual interests in the cash flows of CDO I, CDO II and CDO III are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II and CDO III as of March 31, 2005:

	CDO Collateral			CDO Notes
	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes (in thousands)(1)	Weighted Average Interest Rate	Stated Maturity
CDO I	$358,359	6.54%	6.9	$341,649	5.95%	08/01/2038
CDO II	$398,519	6.11%	7.7	$361,624	5.29%	06/01/2039
CDO III	$374,945	6.01%	7.2	$361,000	3.12%	06/01/2040

(1)	Includes only notes held by third parties.

CDO I, CDO II and CDO III are variable interest entities. However, management has determined that we are not, and our predecessor was not, the primary beneficiary of CDO I, CDO II or CDO III and as such, in accordance with FIN 46R, we did not consolidate CDO I, CDO II or CDO III. The FASB has continued to discuss potential refinements to FIN 46R associated with, among other things, the types of interests which create variability and which type of interests absorb income and loss variability, and how such income and loss variability should be measured. In the event that the FASB modifies its interpretation of FIN46R as it applies to the consolidation of variable interest entities, we would reevaluate our determination of the primary beneficiary. Depending on the modifications which are made, it is possible that the Company may be required to consolidate our interests in our CDOs in the future.

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

We believe that the risk associated with an increase in market interest rates on the floating rate debt used to finance our investments in CDO I, CDO II, CDO III, ALGM, and our direct investments in subordinate real estate debt, is largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

Funds from Operations and Adjusted Funds from Operations

Management believes that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. We calculate AFFO by subtracting from (or adding) to FFO:

•	normalized recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue stream, e.g., leasing commissions and tenant improvement allowances;

•	an adjustment to reverse the effects of straight-lining of rents; and

•	the amortization or accrual of various deferred costs including intangible assets and equity based compensation.

Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, may not be comparable to such other REITs.

We believe that FFO and AFFO are additional appropriate measures of our operating performance because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time. Since FFO is generally recognized as industry standards for measuring the operating performance of an equity REIT, we also believe that FFO provides investors with an additional useful measure to compare our financial performance to other REITs.

Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income for the three months ended March 31, 2005:

Funds from operations:
Net income	$1,055,000
Minority interest	274,000
Income before minority interests	$1,329,000
Adjustments:
Depreciation and amortization	1,022,000
Real estate depreciation and amortization — unconsolidated ventures	—
Funds from operations	$2,351,000
Adjusted funds from operations:
Funds from operations	$2,351,000
Straightline rental income, net	(119,000)
Amortization of deferred compensation	800,000
Adjusted funds from operations	$3,032,000

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. We are subject to credit risk and interest rate risk with respect to our investments in subordinate real estate debt and real estate securities. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. A hypothetical 100 basis point increase in interest rates for the three months ended March 31, 2005, would have increased our interest expense for the period by approximately $101,000 (which represents additional interest expense on the ALGM mortgage) offset by an increase in our investment income of approximately $189,000. The increase in investment income includes an increase of $69,000 related to debt securities available for trading and a decrease of $119,500 related to all other investments which are held for purposes other than trading.

Subordinate Real Estate Debt

We invest in subordinate real estate debt instruments secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment rather than trading purposes. These investments are either floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in interest rates are unlikely to affect the value of our floating rate portfolio. Changes in short term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore will increase our earnings. Decreases in LIBOR have the opposite effect.

We also invest in fixed rate investments. The value of these investments may be affected by changes in long term interest rates. To the extent that long term interest rates increase, the value of long term fixed rate assets is diminished. Any fixed rate subordinate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits. If fixed rate subordinate debt is funded with floating rate liabilities, the funding cost will be fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

In our subordinate real estate debt business we are also exposed to credit risk, which is the risk that a borrower under our loan agreements cannot repay its obligations to us in a timely manner. While we have never experienced a payment default or even a late payment to date, our subordinate position in the capital structure may expose us to losses as a result of such default in the future. In the event that the borrower cannot repay our loan, we may exercise our remedies under the loan documents which may include a foreclosure against the collateral if we have a foreclosure right as a subordinate real estate debtholder under the loan agreement. The subordinate real estate debt that we intend to invest in will generally allow us to demand foreclosure as a subordinate real estate debtholder if our loan is in default. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

Real Estate Securities

In our real estate securities business, we mitigate credit risk through credit analysis, subordination and diversification. The commercial mortgage-backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our CDOs are diversified by asset type, industry, location and issuer. We further minimize credit risk by actively monitoring CDO I's, CDO II's and CDO III's real estate securities portfolios and the underlying credit quality of their holdings and, where appropriate, liquidating our investments to mitigate the risk of loss.

On March 31, 2005, the real estate securities that serve as collateral for CDO I, CDO II and CDO III each had an overall weighted average credit rating of approximately BBB– and approximately 73.5%, 73.8%, and 72.6% respectively, of these securities had an investment grade rating (BBB– or higher).

The real estate securities underlying CDO I, CDO II and CDO III are also subject to spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating rate or have maturities shorter than the assets.

Our general financing strategy focuses on the use of "match-funded" structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. CDO I, CDO II and CDO III utilize interest rate swaps to minimize the mismatch between its fixed rate assets and floating rate liabilities. We expect to hedge the interest rate risk in future CDOs in a similar manner.

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

During the warehouse period for CDOs, the market value of the securities in the warehouse is hedged, typically by short selling U.S. agency-sponsored (Federal National Mortgage Association or Federal Home Loan Mortgage Corp.) debentures or U.S. Treasury securities in the warehouse. Movements in interest rates are expected to result in a price movement for the hedge position that is opposite to and offsets the price movement of the fixed rate securities in the warehouse.

Debt Securities Held for Trading

Subsequent to the closing of our IPO, we temporarily invested a portion of the net proceeds of our IPO in primarily AAA-rated, short term, floating rate commercial and residential mortgage-backed securities which are subject to fluctuations in market value. These securities are financed with leverage of up to 97% which may magnify this price volatility. If the market value of these securities were to decline, we would need to post additional collateral or liquidate a portion of these securities, possibly at a loss. The short term securities that we have temporarily invested in have been selected to mitigate this risk to the extent possible. Their floating rate coupon, short duration, and high credit ratings all serve to maximize liquidity and to minimize the price volatility of these securities. Nevertheless, even a small decline in the price of these securities may be magnified by the leverage and result in a loss to us when the assets are liquidated. Unrealized losses may also occur even if the assets are not liquidated because these securities are held for trading purposes.

Net Lease Portfolio

Our ability to manage the interest rate risk and credit risk associated with the assets we acquire is integral to the success of our net lease properties investment strategy. Although we may, in special situations, finance our purchase of net lease assets with floating rate debt, our general policy will be to mitigate our exposure to rising interest rates by financing our purchases with fixed rate mortgages. We seek to match the term of fixed rate mortgages to our expected holding period for the underlying asset. Factors we will consider to assess the expected holding period include, among others, the primary term of the lease as well as any extension options that may exist.

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

Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR rate on the DBAG facility, the Company entered into various swap agreements to fix the LIBOR rate on a portion of the Company's variable rate debt. The fixed LIBOR rates ranges from 4.18% to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of the Company's derivative financial instruments as of March 31, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Maturity
Interest rate swaps, treated as hedges	$40,900	$547	December 2010 - August 2018

ITEM 4.    CONTROLS AND PROCEDURES

NorthStar Realty Finance Corp. (the "Company") became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") on October 25, 2004, the effective date of the Company's registration statement relating to its IPO. On October 29, 2004, the Company received an initial portfolio of real estate-related investments (the "Initial Investments") pursuant to certain contribution agreements with subsidiaries of NorthStar Capital Investment Corp. ("NCIC") and commenced operations. The financial statements included in this Quarterly Report on Form 10-Q are for the Company as of March 31, 2005 and for the three months ended March 31, 2005 and for NorthStar Realty Finance Corp. Predecessor (the "Predecessor"), a combination of NCIC's controlling and non-controlling interests in entities representing the Initial Investments, as of December 31, 2004 and for the three months ended March 31, 2004.

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

Commencing in December 2004 and continuing into the second quarter of 2005, the Company has undertaken a number of initiatives to remedy the deficiencies identified by management in the Predecessor's internal controls over financial reporting so that the Company's disclosure controls and procedures will be effective for subsequent periods. In this regard, the Company (1) hired a chief accounting officer with significant GAAP and SEC financial reporting experience on January 20, 2005, (2) hired two additional accounting staff members in the first quarter of 2005, (3) hired a manager of operations for its securities trading and CDO related activities, (4) accelerated its search for additional accounting and financial reporting personnel, (5) implemented policies to enhance communication between business unit and financial reporting personnel in order to ensure comprehensive review by management level business unit personnel of the recording of Company transactions, (6) retained an outside accounting firm to review processes and procedures that the Company has adopted in connection with its financial reporting and to assist in the preparation and review of its financial reports, (7) adopted processes for documenting and verifying the accounting for CDO related transactions, and (8) implemented procedures requiring more detailed, timely and comprehensive reporting from third party service providers, including its CDO warehouse provider. In addition, the Company has improved its training of accounting and financial reporting personnel by formalizing in writing and distributing to personnel the accounting policies and treatment of transactions entered into by each business segment of the Company.

The Company believes that the initiatives described above, some of which have already been taken and others of which are in the process of being implemented, will, when fully implemented, substantially remedy the deficiencies noted above. However, as a result of the material weakness identified in the Predecessor's internal controls over financial reporting for the three months ended September 30, 2004, the issues that arose during the course of the review in December 2004 of the financial statements to be included in the Third Quarter Form 10-Q, and the timing of the implementation of the corrective actions described above, the Company's chief executive officer and chief financial officer concluded that the Predecessor's disclosure controls and procedures at March 31, 2005 were not effective to ensure that financial information related to such items was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. However, based upon their knowledge, which includes a review of the financial statements included in this report, the Company's chief executive officer and chief financial officer believe that the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company and the Predecessor as of and for the periods presented in this report.

The Company has and will continue to evaluate the effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take corrective action and implement improvements as appropriate.

Except as noted above, there were no changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

729 7th Avenue Realty Corp. v. 729 Demi-Tasse LLC

On August 21, 2003, the net lessee of 729 Seventh Avenue, 729 7th Avenue Realty Corp., a subsidiary of NRMI, led an action against 729 Demi-Tasse LLC, the fee owner of 729 Seventh Avenue, one of the properties in the New York property portfolio, in New York State Supreme Court, New York County to enforce certain rights it claims to have under its net lease with Demi-Tasse. We hold an indirect fee interest in and have assumed the role of landlord of this property. In its complaint, 729 7th Avenue Realty Corp. sought specic performance of its alleged right to require Demi-Tasse to provide a subordination, non-disturbance and attornment agreement, or an SNDA, to a proposed subtenant so that in the event the net lease is terminated, the proposed sublease would remain in effect. The plaintiff also sought a judgment in the amount of approximately $600,000 for damages 729 7th Avenue Realty Corp. allegedly suffered by reason of Demi-Tasse's refusal to provide the subtenant with SNDA protection.

Demi-Tasse has refused to grant SNDA protection to the subtenant on the grounds that the sublease is congured in such a way so as to extract the most economically desirable portion of the property for the subtenant, an afliate of 729 7th Realty Corp., rendering the remaining space that would revert to Demi-Tasse upon a termination of the net lease unmarketable. Under the terms of the net lease, Demi-Tasse has no obligation to provide SNDA protection to a proposed sublease where, in Demi-Tasse's discretion, the remaining space would be rendered unmarketable.

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

If the claim for SNDA protection is successful, it would result in a total economic loss to us of up to approximately $700,000, including lost rent, leasing commissions and concessions in the first year following the litigation, in addition to the cost of any legal proceedings or negotiations, and up to approximately $650,000 to $850,000 in lost rent annually thereafter unless rerented on the same terms. We have established a collectibility reserve totaling $2,435,000 as of March 31, 2005 related to straight-line (unbilled) rents receivable under this lease. However, this reserve may not be adequate to protect us against any loss.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    On January 30, 2005, our operating partnership granted an aggregate of 22,500 LTIP units, which are operating partnership units that are structured as profits interests, to certain of our employees pursuant to our 2004 Omnibus Stock Incentive Plan. Such grants of LTIP units were exempt from the registration requirements of the Securities Act pursuant to Rule 701 and Rule 506 of Regulation D under the Securities Act. Conditioned upon minimum allocations to the capital accounts of the LTIP units for federal income tax purposes, each LTIP Unit may be converted, at the election of the holder, into one operating partnership unit which will be redeemable at the election of the holder for cash, or at our election, shares of common stock, generally on a one for one basis, beginning on October 29, 2005.

(b)    As disclosed in our quarterly report on Form 10-Q for the quarter ending September 30, 2004, we consummated an initial public offering of our common stock in October 2004 pursuant to a registration statement that was declared effective on October 25, 2004 (File No. 333-114675) and we estimated initial public offering expenses of approximately $7.3 million, resulting in estimated net offering proceeds to us, after deducting the underwriting discount and expenses, of $170.1 million. We have incurred initial public offering expenses of approximately $7.6 million, resulting in net offering proceeds of the initial public offering to us, after deducting the underwriting discount and expenses, of approximately $169.8 million.

Initially, we posted approximately $52 million of the net proceeds as collateral for temporary investments in approximately $1.32 billion of primarily AAA-rated, short-term, floating rate securities and we deposited approximately $117.8 million of the net proceeds in cash and money market funds. As of December 31, 2004 and March 31, 2005 approximately $28 million and $20 million, respectively of the net proceeds remained invested in these temporary investments. As of December 31, 2004 and March 31, 2005 approximately $20 million and $21 million, respectively of the net proceeds were in money market funds.

(c)    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

(a)    None.

(b)    None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on April 27, 2005)
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*

Exhibit No.	Description
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch**
10.17	Indenture dated as of April 12, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee***
10.18	Amended and Restated Trust Agreement, dated as of April 12, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees***
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ending December 31, 2004.

***	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Amendment No. 1 to the Annual Report on Form 10-K for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.
Date: May 12, 2005	By:	/S/ David T. Hamamoto Name: David T. Hamamoto Title: Chief Executive Officer
	By:	/S/ Mark E. Chertok Name: Mark E. Chertok Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on April 27, 2005)
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*

Exhibit No.	Description
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch**
10.17	Indenture dated as of April 12, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee***
10.18	Amended and Restated Trust Agreement, dated as of April 12, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees***
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ending December 31, 2004.

***	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Amendment No. 1 to the Annual Report on Form 10-K for the year ending December 31, 2004.