Form 10-Q
period 2005-06-30
NORTHSTAR REALTY
filed 2005-08-12
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

YES     NO .

THE COMPANY HAS ONE CLASS OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, WITH 21,264,930 SHARES OUTSTANDING AS OF AUGUST 12, 2005.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

TABLE OF CONTENTS

INDEX		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 (unaudited) and Condensed Combined Statements of Operations for the three and six months ended June 30, 2004 (unaudited)	4
	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 (unaudited) and Condensed Combined Statement of Cash Flows for the six months ended June 30, 2004 (unaudited)	5
	Notes to the Condensed Consolidated and Condensed Combined Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4.	Controls and Procedures	49
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults upon Senior Securities	51
Item 4.	Submission of Matters to a Vote of Security Holders	51
Item 5.	Other Information	51
Item 6.	Exhibits	52
SIGNATURES		54

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Northstar Realty Finance Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$36,888,000	$47,733,000
Restricted cash	78,110,000	2,713,000
Debt securities held for trading	212,498,000	826,611,000
Operating real estate — net	88,181,000	43,544,000
Debt securities available for sale	121,813,000	37,692,000
CDO deposit and warehouse agreements	12,660,000	2,988,000
Collateral held by broker	14,605,000	24,831,000
Subordinate real estate debt investments	302,880,000	70,841,000
Investments in and advances to unconsolidated ventures	4,241,000	5,363,000
Receivables, net of allowance of $4,000 in 2005 and 2004	2,791,000	1,926,000
Unbilled rents receivable, net of allowance of $1,828,000 and $4,137,000 in 2005 and 2004	3,330,000	5,567,000
Due from affiliates	585,000	176,000
Deferred costs and intangible assets, net	16,180,000	4,233,000
Other assets	2,430,000	4,132,000
Total assets	$897,192,000	$1,078,350,000
Liabilities and Stockholders' Equity:
Liabilities:
Mortgage notes and loans payable	$71,577,000	$40,557,000
Liability to subsidiary trusts issuing preferred securities	67,020,000	—
CDO bonds payable	300,000,000	—
Credit facility	21,884,000	27,821,000
Repurchase obligations	218,912,000	800,418,000
Securities sold, not yet purchased	13,081,000	24,114,000
Obligations under capital leases	3,338,000	3,303,000
Accounts payable and accrued expenses	7,590,000	5,603,000
Due to affiliates	148,000	250,000
Other liabilities	1,765,000	528,000
Total liabilities	705,315,000	902,594,000

Minority interest	36,948,000	32,447,000
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 21,264,930 and 21,249,736 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	213,000	212,000
Additional paid-in capital	142,727,000	145,697,000
Retained earnings (deficit)	8,439,000	(2,439,000)
Accumulated other comprehensive income	3,550,000	(161,000)
Total stockholders' equity	154,929,000	143,309,000
Total liabilities and stockholders' equity	$897,192,000	$1,078,350,000

See accompanying notes to the condensed consolidated and combined financial statements

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Condensed Consolidated and Condensed Combined Statements of Operations
(Unaudited)

	The Company (consolidated) Three Months Ended June 30, 2005	The Predecessor (combined) Three Months Ended June 30, 2004	The Company (consolidated) Six Months Ended June 30, 2005	The Predecessor (combined) Six Months Ended June 30, 2004
Revenues and other income:
Rental and escalation income	$3,323,000	$—	$6,431,000	$—
Advisory and management fee income	20,000	53,000	71,000	108,000
Advisory and management fee income – related parties	1,128,000	584,000	2,071,000	1,182,000
Interest income – debt securities	10,451,000	308,000	18,423,000	563,000
Other revenue	5,000	—	5,000	—
Total revenues	14,927,000	945,000	27,001,000	1,853,000
Expenses:
Real estate properties – operating expenses	743,000	—	1,473,000	—
Interest expense	6,979,000	—	12,946,000	—
Management fees – related party	61,000	—	118,000	—
General and administrative:
Direct:
Salaries and other compensation	1,278,000	298,000	2,539,000	600,000
Shared services – related party	344,000	—	686,000	—
Equity based compensation	959,000	—	1,759,000	—
Insurance	217,000	—	430,000	—
Accounting and auditing fees	290,000	—	1,316,000	—
Other general and administrative	1,033,000	54,000	2,011,000	101,000
Allocated:
Salaries and other compensation	—	625,000	—	1,244,000
Insurance	—	97,000	—	195,000
Other general and administrative	—	213,000	—	522,000
Total general and administrative	4,121,000	1,287,000	8,741,000	2,662,000
Depreciation and amortization	1,046,000	—	1,984,000	—
Total expenses	12,950,000	1,287,000	25,262,000	2,662,000
Income (loss) from operations	1,977,000	(342,000)	1,739,000	(809,000)
Equity in earnings of unconsolidated/uncombined ventures	60,000	492,000	106,000	864,000
Unrealized gain (loss) on investments and other	(498,000)	(333,000)	549,000	717,000
Realized gain (loss) on investments and other	(86,000)	—	501,000	—
Net income (loss) before minority interest	1,453,000	(183,000)	2,895,000	772,000
Minority interest	(300,000)	—	(597,000)	—
Net income (loss) from continuing operations	$1,153,000	$(183,000)	$2,298,000	$772,000
Income (loss) from discontinued operations, net of minority interest	40,000	—	(50,000)	—
Gain on sale from discontinued operations, net of minority interest	8,630,000	—	8,630,000	—
Net income (loss)	$9,823,000	$(183,000)	$10,878,000	$772,000
Other comprehensive income:
Unrealized gain (loss) on debt securities available for sale and derivatives	1,456,000	(31,000)	3,711,000	476,000
Comprehensive income	$11,279,000	$(214,000)	$14,589,000	$1,248,000
Net income per share from continuing operations	$0.06	$—	$0.11	$—
Income from discontinued operations	—	—	—	—
Gain on sale of discontinued operations	0.41	—	0.41	—
Net income available to common shareholders	$0.47	—	$0.52	—
Weighted average number of shares of common stock:
Basic	21,250,240	—	21,250,240	—
Diluted	26,766,315	—	26,766,315	—

See accompanying notes to the condensed consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Condensed Consolidated and Condensed Combined Statements of Cash Flows
(Unaudited)

	The Company (consolidated)	The Predecessor (combined)
	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Net cash provided by operating activities	$610,061,000 (1)	$1,021,000
Cash flows from investing activities:
Additions to operating real estate, net	(65,158,000)	—
Net proceeds from disposition of operating real estate	27,988,000	—
Purchase of debt securities available for sale	(74,778,000)	—
Subordinate real estate debt investments	(231,838,000)	—
Increase in CDO warehouse deposits	(12,500,000)	(3,034,000)
Proceeds from CDO warehouse	988,000	672,000
Restricted cash (CDO IV)	(72,330,000)	—
Contributions to unconsolidated/uncombined ventures	(2,026,000)	(6,000)
Distributions from unconsolidated/uncombined ventures	3,238,000	1,168,000
Net cash used in investing activities	(426,416,000)	(1,200,000)
Cash flows from financing activities:
Settlement of short sale obligation	(11,298,000)	—
Collateral held by broker	10,226,000	—
Capital contributions by owners of the Predecessor	—	2,350,000
Mortgage principal repayments	(25,980,000)	—
Mortgage borrowings	57,000,000	—
Liability to subsidiary trusts issuing preferred securities	67,020,000	—
Proceeds from credit facilities	227,652,000	—
Repayment of credit facilities	(233,589,000)	—
Repurchase obligation repayments	(581,506,000)	—
Distributions to owners of the Predecessor	—	(2,286,000)
Bonds payable	300,000,000	—
Dividends and distributions	(4,015,000)	—
Net cash (used in) provided by financing activities	(194,490,000)	64,000
Net decrease in cash & cash equivalents	(10,845,000)	(115,000)
Cash & cash equivalents — beginning of period	47,733,000	1,944,000
Cash & cash equivalents — end of period	$36,888,000	$1,829,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,314,000	$—
Supplemental disclosure of non-cash investing activities:
Reclassification of CDO deposit to debt securities available for sale	$2,690,000	$—
Write off of deferred cost and straight-line rents in connection with disposition of operating real estate	$2,715,000	$—

(1)	Includes $613.8 million of proceeds from sales of debt securities held for trading.

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

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

Principles of Consolidation and Combination

The Company

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary. All significant intercompany balances have been eliminated in consolidation.

The Predecessor

The combined and uncombined interests in entities contributed to the Operating Partnership have been aggregated to form the Predecessor. The interests in entities contributed to the Operating Partnership, which were controlled by NCIC, and variable interest entities where the Predecessor is deemed the primary beneficiary are reflected in the Predecessor on a combined basis. All intercompany accounts have been eliminated in combination.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.    Property Acquisitions

Chatsworth, California

On January 14, 2005, the Company closed the acquisition of a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA (the "Chatsworth properties"), for $63.5 million. The properties are net leased to Washington Mutual Bank under leases that expire in June 2015. The Company financed the acquisition with a $44 million first mortgage, and a $13 million mezzanine loan which was funded by the warehouse provider under the warehouse agreement for CDO III. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. One of the properties is subject to a ground lease. The ground lease has an initial remaining term of 35 years and two five-year extension options. The ground lease also provides for periodic increases in base rent based on the change in the Consumer Price Index.

The Company has made a preliminary allocation of the purchase price to property components pending receipt of an appraisal of the office properties. The Company received the final appraisal during the third quarter of 2005 and will make a final allocation of the purchase price in accordance with FASB 141, "Business Combinations" in such quarter.

4.    Debt Securities Available for Sale

The Company accounts for its investments in CDO I, CDO II and CDO III (collectively "Investment Grade CDO Investments") as debt securities available for sale pursuant to Emerging Issues Task Force ("EITF") 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company's potential loss is limited to its CDO Investments of approximately $74.4 million as of June 30, 2005. As of that date, the Company also has $47.4 million of commercial mortgage backed securities ("CMBS") investments which are recorded at fair market value, net of premium and discount. For the three and six months ended June 30, 2005, the Company recognized an unrealized gain of approximately $1.4 million and $3.7 million related to the change in fair value of these investments, respectively.

The Investment Grade CDO Investments are variable interest entities, however, neither the Company nor the Predecessor is the primary beneficiary under FASB Interpretation No 46R ("FIN 46R") "Consolidation of Variable Interest Entities" and has not consolidated these variable interest entities.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

CDO I

The following is a summary of the real estate securities, which were held by CDO I on June 30, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Rating	Coupon	Term (Years)
CMBS	$224,990	63.20%	BBB-	6.54%	6.47
Unsecured REIT Debt	113,020	31.75%	BBB/BBB-	6.45%	7.02
Real Estate CDO	18,000	5.05%	BBB/BBB-	7.74%	7.51
Total	$356,010	100.00%	BBB/BBB-	6.57%	6.70

The following table lists the CDO bonds payable to third parties for CDO I at June 30, 2005 (in thousands):

Class	Original Note Balance	Principal Repayments	Note Balance At 6/30/05	Interest Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$250,000	$(46,200)	$203,800	LIBOR + 0.42%	8/1/2038	Aaa/AAA/AAA
A-2A	45,000	—	45,000	LIBOR + 0.95%	8/1/2038	Aa2/AAA/AAA
A-2B	15,000	—	15,000	5.68%	8/1/2038	Aa2/AAA/AAA
B-1	15,000	—	15,000	LIBOR + 1.675%	8/1/2038	NR/A+/A+
B-2	10,000	—	10,000	LIBOR + 1.80%	8/1/2038	A3/A/A
C-1A	5,000	—	5,000	LIBOR + 3.00%	8/1/2038	Baa3/A-/BBB+
C-1B	5,000	—	5,000	7.70%	8/1/2038	Baa3/A-/BBB+
C-2	24,000	—	24,000	7.01%	8/1/2038	NR/BBB/BBB
D-1A	10,000	—	10,000	LIBOR + 2.30%	8/1/2038	NR/BB+/BB+
D-1B	4,000	—	4,000	7.01%	8/1/2038	NR/BB+/BB+
	$383,000	$(46,200)	$336,800

The weighted average interest rate for the CDO I bonds payable was 6.03% at June 30, 2005, including the effect of the interest rate swap held by the CDO.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

CDO II

The following is a summary of the real estate securities, which are held by CDO II at June 30, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Rating	Coupon	Term (Years)
CMBS	$284,878	71.61%	BBB/BBB-	6.44%	7.21
Unsecured REIT Debt	92,615	23.28%	BBB-	5.29%	7.94
Real Estate CDO	20,332	5.11%	BBB-	6.33%	8.81
Total	$397,825	100.00%	BBB/BBB-	6.11%	7.46

The following table lists the CDO bonds payable to third parties for CDO II at June 30, 2005 (in thousands):

Class	Original Note Balance	Principal Repayment	Note Balance At 6/30/05	Interest Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$236,000	$(4,070)	$231,930	LIBOR + 0.35%	6/1/2039	Aaa/AAA/AAA
A-2A	42,000	—	42,000	LIBOR + 0.55%	6/1/2039	NR/AAA/AAA
A-2B	15,000	—	15,000	5.55%	6/1/2039	NR/AAA/AAA
B-1	12,000	—	12,000	LIBOR + 0.8%	6/1/2039	A2/A/A
B-2	14,000	—	14,000	LIBOR + 1.05%	6/1/2039	A3/A-/A-
C-1	24,000	—	24,000	LIBOR + 2.00%	6/1/2039	Baa3/BBB+/BBB+
C-2a	6,000	—	6,000	LIBOR + 2.35%	6/1/2039	NR/BBB/BBB
C-2b	16,000	—	16,000	6.591%	6/1/2039	NR/BBB/BBB
	$365,000	$(4,070)	$360,930

The weighted average interest rate for the CDO II bonds payable was 5.37% at June 30, 2005, including the effect of the interest rate swap held by the CDO.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

CDO III

In March 2005, the Company closed its third CDO issuance ("CDO III") and acquired all of the unrated income notes of CDO III for $17.5 million with a face amount of $23 million and also purchased the BB-rated Class D Notes, with a face amount of $16.0 million, for $14.1 million. The Company partially financed the acquisition of the Class D Notes with a $9.1 million advance from our DBAG facility, defined herein.

The following is a summary of the real estate securities, which are held by CDO III at June 30, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Rating	Coupon	Term (Years)
CMBS	$284,748	71.04%	BBB-/BB+	6.09%	6.51
Unsecured REIT Debt	61,580	15.36%	BBB-	5.82%	8.55
Other Real Estate Interests	28,583	7.13%	A-	6.80%	7.83
Real Estate CDO	25,945	6.47%	BBB/BBB-	6.28%	7.82
Total	$400,856	100.00%	BBB-	6.12%	7.00

The following table lists the CDO bonds payable to third parties for CDO III at June 30, 2005 (in thousands):

Class	Original Note Balance	Principal Repayments	Note Balance At 6/30/05	Interest Rate	Stated Maturity Date	Ratings (S&P/Fitch)
A-1	$294,000	$—	$294,000	LIBOR + 0.28%	6/1/2040	AAA/AAA
A-2A	15,000	—	15,000	LIBOR + 0.50%	6/1/2040	AA/AA
A-2B	5,000	—	5,000	5.042%	6/1/2040	AA/AA
B	17,000	—	17,000	LIBOR + 0.85%	6/1/2040	A-/A-
C-1a	10,000	—	10,000	LIBOR + 1.25%	6/1/2040	BBB+/BBB+
C-1b	6,000	—	6,000	5.804%	6/1/2040	BBB+/BBB+
C-2a	12,000	—	12,000	LIBOR + 1.55%	6/1/2040	BBB/BBB
C-2b	2,000	—	2,000	6.135%	6/1/2040	BBB/BBB
	$361,000	$—	$361,000

The weighted average interest rate for the CDO III bonds payable was 3.37% at June 30, 2005.

5.    CDO Deposit and Warehouse Agreements

Warehouse Agreement CDO V

On May 4, 2005, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the Company's direction, with the expectation of selling such securities to the Company's fourth investment grade CDO issuance ("CDO V"). As of June 30, 2005, the Company has deposited $12.5 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank has accumulated approximately $238.0 million of real estate securities under the terms of the warehouse agreement as of June 30, 2005. The CDO V warehouse agreement also provides for the Company's notional participation in the income that the assets generate after deducting a notional debt cost. The agreement is being treated as a non-hedge derivative for accounting purposes and is marked-to-market through income. The Company recorded

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

an unrealized gain of $0.2 million for the three and six months ended June 30, 2005 related to the change in fair value of the warehouse agreement. The collateral being accumulated under this agreement is expected to be included in a securitization transaction in which the Company would acquire all of the equity interests.

6.    Debt Securities Held for Trading

As of June 30, 2005, the Company's debt securities held for trading had a market value of $212.5 million and the remaining obligations under the related repurchase agreements amounted to $207.3 million. Four issuers of these debt securities represent 22%, 15%, 15% and 12%, respectively, of the total market value of the debt securities held for trading at June 30, 2005. The Company recorded an unrealized loss related to the change in fair value of these securities of $84,000 and $102,000 and a realized loss of $86,000 and $189,000 related to the sales for the three and six months ended June 30, 2005, respectively.

7.    Subordinate Real Estate Debt Investments and Debt Securities Available for Sale

In June 2005, the Company closed its fourth CDO issuance ("CDO IV") and retained all of the below investment grade securities and income notes, as listed below of approximately $100 million. The Company issued $300 million face amount of the CDO bonds and sold them in a private placement to third parties. The proceeds of the CDO issuance were used to repay the entire outstanding principal balance of the DBAG Facility of $233.6 million at closing. The CDO bonds are collateralized by the assets listed below and approximately $72.3 million of cash is available to complete the ramp-up of CDO IV which is recorded in the condensed consolidated balance sheet in restricted cash at June 30, 2005.

CDO IV is a variable interest entity under FIN 46R. In determining whether the Company is the primary beneficiary, management considered the impact of all cash flows from the Company's equity interest in CDO IV, the BB and B notes and all collateral management fees to be received by the Company from CDO IV. The Company's variable interest in these cash flows was compared to the other variable interests. Based on management's analysis, the Company was deemed to be the primary beneficiary. Accordingly, CDO IV was consolidated into the condensed consolidated financial statements of the Company as of June 30, 2005.

At June 30, 2005, the Company's investments in subordinate real estate debt investments and debt securities available for sale, listed below, are assets of CDO IV and serve as collateral for the CDO IV bonds payable (in thousands):

Loan Name/Collateral	Loan Type	Principal Amount	Initial Maturity	Interest Rate or Index and Spread	Interest Rate - June 30, 2005
New York Office Building	Junior Participation	$24,000	8/9/2006	LIBOR + 3.75%	6.97%
Hotel Portfolio	Mezzanine Loan	22,000	7/9/2006	LIBOR + 4.75%	7.97%
Residential Condominium Conversion	Junior Participation(1)	24,841	10/9/2006	LIBOR + 5.60%	8.82%
Florida Multifamily	Junior Participation	21,200	7/31/2006	LIBOR + 5.50%	8.72%

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

Loan Name/Collateral	Loan Type	Principal Amount	Initial Maturity	Interest Rate or Index and Spread	Interest Rate - June 30, 2005
New York Hotel	Junior Participation	30,000	12/9/2006	LIBOR + 5.55%	8.77%
Boston Hotel	Junior Participation	13,000	4/1/2007	LIBOR + 5.15%	8.28%
Storage Portfolio	Junior Participation	7,820	11/1/2007	LIBOR + 4.68%	7.80%
Hotel Portfolio	Junior Participation	4,500	9/1/2006	LIBOR + 6.90%	10.03%
Retail Portfolio	Junior Participation	10,000	9/9/2006	LIBOR + 2.40%	5.62%
Hotel Portfolio	Junior Participation	13,700	7/9/2006	LIBOR + 3.00%	6.22%
Hotel Portfolio	Mezzanine Loan	14,277	2/9/2007	LIBOR + 3.5%	6.72%
Hotel Portfolio	Junior Participation	5,766	1/9/2006	LIBOR + 3.25%	6.49%
New York Office	Mezzanine Loan	20,000	10/5/2006	LIBOR + 4.51%	7.73%
California Office	Mezzanine Loan	18,000	1/9/2007	LIBOR + 5.35%	8.57%
Las Vegas Retail	Junior Participation	19,000	10/5/2006	LIBOR + 3.35%	6.57%
Chicago Office	Junior Participation	15,000	5/6/2006	LIBOR + 1.84%	5.06%
Subtotal		263,104
Discount		(888)
Total subordinate real estate debt investments		$262,216
CMBS Bonds	CMBS	49,813	11/2026 – 4/2040	4.90% - 7.00%	4.90% - 7.00%
CDO III	CDO - BBs	16,000	4/5/2040	6.46%	6.46%
Subtotal		65,813
Discount and FMV adjustment		(4,363)
Debt securities available for sale		$61,450
Total		$323,666

As of June 30, 2005, all loans were performing in accordance with the terms of the loan agreements.

(1) Borrower repaid loan on July 20, 2005.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

The Company has acquired $41.3 million of subordinate real estate debt investments which are not collateral for CDO IV. The table below summarizes these additional investments held at June 30, 2005 (in thousands):

Loan Name/Collateral	Loan Type	Principal Amount	Initial Maturity	Interest Rate or Index and Spread	Interest Rate- June 30, 2005
Chicago Office	Junior Participation	$31,263	11/1/2007	LIBOR + 6.25%	9.36%
Chicago Office	Junior Participation	10,000	5/6/2006	LIBOR + 1.84%	5.06%
Subtotal		41,263
Discount		(599)
Total		$40,664

8.    Borrowings

The following is a table of our outstanding borrowings as of June 30, 2005 and December 31, 2004:

	Stated Maturity	Interest Rate	Balance 6/30/05 (in thousands)	Balance 12/31/04 (in thousands)
Mortgage notes payable (ALGM) (non-recourse)	1/01/2006	The greater of LIBOR or 2% + 3.6%	$14,673	$40,557
Mortgage notes payable (Chatsworth) (non-recourse)	5/1/2015	5.65%	43,904	—
Mezzanine loan payable (Chatsworth) (non-recourse)	5/1/2014	6.64%	13,000	—
Repurchase obligations	See Repurchase Obligations below	LIBOR + 0.06% to 1.25%	218,912	800,418
DBAG facility	12/21/2007	LIBOR + 0.75% to 2.25%	—	27,821
WA Temporary Repurchase Agreement	7/13/2005	LIBOR + 2.25%	21,884	—

CDO bonds payable – CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	—
Liability to subsidiary trusts issuing preferred securities
Trust I	3/30/2035	8.15%	41,240	—
Trust II	6/30/2035	7.74%	25,780	—
			$679,393	$868,796

Mortgage Notes Payable

In connection with the acquisition of the Chatsworth Properties, a subsidiary of the Company entered into a loan agreement (the "Chatsworth Mortgage") with German American Capital

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

Corporation (the "Lender") for a non-recourse mortgage in the principal amount of $44.0 million (the "Loan"). The Loan is secured by first mortgage liens and security interests on the Chatsworth Properties, including two fee owned properties and the leasehold interest in the other property, including assignments of leases and rents.

The Chatsworth Mortgage matures on May 1, 2015 and bears interest at a fixed rate of 5.65%. The Loan requires monthly payments of $230,906 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $40.5 million at maturity, as well as monthly escrow deposits for ground lease payments required under the ground lease for the leasehold property. Commencing on the 112th payment date all excess cash flow, as defined in the Chatsworth Mortgage, is required to be deposited into a cash sweep reserve until $3.0 million has been deposited, through maturity of the mortgage. The Chatsworth Mortgage is not prepayable prior to maturity and is subject to yield maintenance for any unscheduled principal prepayments prior to maturity.

The Company and its subsidiaries have agreed to comply with environmental laws and have indemnified the Lender against all liabilities and expenses related thereto. The principal balance of the Chatsworth Mortgage was $43.9 million at June 30, 2005. Interest expense incurred on the Loan totaled $0.6 million and $1.2 million for the three and six months ended June 30, 2005, respectively.

Mezzanine Loan Payable

In connection with the acquisition of the Chatsworth Properties, a subsidiary of the Company entered into a non-recourse mezzanine loan agreement (the "Chatsworth Mezzanine Loan") which was assigned to, then funded by, the warehouse provider for CDO III (the "Chatsworth Mezzanine Lender") for a mezzanine loan in the principal amount of $13.0 million. The Chatsworth Mezzanine Loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period February 1, 2005 through February 1, 2006. Principal and interest payments of $170,914 are due thereafter, will fully amortize the Chatsworth Mezzanine Loan by maturity, May 1, 2014. The Chatsworth Mezzanine Loan is secured by a pledge of our equity interest in an affiliate under the borrower of the Chatsworth Mortgage. The Chatsworth Mezzanine Loan currently constitutes a portion of the portfolio of securities owned by CDO III.

Repurchase Obligations

The Company's temporary investments, which are primarily AAA-rated, short term, floating rate securities, backed by commercial or residential mortgage loans, were financed with repurchase agreements with Citigroup and Greenwich Capital Markets, Inc. The Company initially borrowed approximately $1.25 billion under repurchase agreements, of which $207.3 million was outstanding at June 30, 2005, with approximately $172.2 million owed to Citigroup and $35.1 million owed to Greenwich. These repurchase obligations mature every thirty days with an interest rate of LIBOR plus 0.06% to 1.0%, and carry a weighted average aggregate interest rate of 3.21% at June 30, 2005. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

WA Temporary Repurchase Agreement

On June 21, 2005, the Company entered into a temporary repurchase agreement with Wachovia Bank, National Association, to temporarily finance the acquisition of loan participation interests until the Wachovia Master Repurchase Agreement was closed. The Company borrowed approximately $21.9 million under the temporary repurchase agreement. The advance bore interest at LIBOR plus 2.25%. The temporary repurchase agreement will mature at the closing of the Wachovia Master Repurchase Agreement on July 13, 2005 and the principal balance outstanding will be rolled into the new facility. See Note 17.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

DBAG Credit Facility

On December 21, 2004, the Company entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (as amended, the "DBAG Facility"). On March 21, 2005, this facility was amended and restated (as amended, the "DBAG Facility") to allow the Company to borrow up to $300 million in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities. The additional capacity and flexibility under the amendment of the DBAG Facility allowed the Company to accumulate sufficient collateral for CDO IV, and to continue to finance other investments. Pursuant to the terms of the DBAG Facility the availability under the DBAG Facility was reduced to $150 million upon closing of CDO IV on June 14, 2005.

The DBAG Facility has an initial three-year term, which may be extended for one additional year if the Company is not in default and pays an extension fee of 0.25% of the aggregate outstanding amount under the facility. If the Company extends the term of the facility, it will be required to retire 25% of the aggregate outstanding amount each quarter during the remaining year of the term.

Under the terms of the DBAG Facility, the Company is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B or higher rated commercial mortgage backed securities and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

Advances under the DBAG Facility from December 31, 2004 through March 20, 2005 bore interest at one month LIBOR, which is reset monthly, plus a spread ranging from 0.75% to 2.25%. During the period from March 21, 2005 until the close of CDO IV, (the "CDO Ramp-Up Period"), amounts advanced under the DBAG Facility in order to finance the acquisition of assets to be included in CDO IV bore interest at one-month LIBOR plus a spread of 1.00% and amounts advanced for all other assets bore interest at one-month LIBOR plus a spread which ranges from 0.75% to 2.25%. After the CDO Ramp-Up Period, all amounts advanced under the amended DBAG Facility bear interest at a rate of one-month LIBOR plus the spread which ranges from 0.75% to 2.25%.

During the CDO Ramp-Up Period and thereafter, assets will be financed at advance rates ranging from 40% to 92.5% of the value of the assets as applicable to the asset category.

Effective April 1, 2005, the covenants under the DBAG Facility require the Company to remain at a certain minimum tangible net worth, a certain minimum debt service coverage ratio, a certain range of ratios of recourse indebtedness to net worth and certain minimum amounts of cash or marketable securities based on our ratio of recourse indebtedness to net worth. At June 30, 2005, the Company is in compliance with all covenants under the DBAG Facility.

The debt that may be outstanding under the DBAG Facility is subject to a number of terms, conditions and restrictions including, without limitation, the maintenance of certain margin percentages on amounts outstanding under the DBAG Facility. If the market value of an asset securing the outstanding debt declines, cash flow due the Company may be suspended and if market value continues to decline, the Company may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Deutsche Bank AG to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the DBAG Facility or the sale of the assets financed thereunder.

Prior to June 14, 2005, the Company had financed the acquisition of securities for CDO IV through borrowings under the DBAG Facility. The Company used a portion of the proceeds from the

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

sale of the transferred assets to repay approximately $234 million of the amount outstanding under the DBAG Facility. As of June 30, 2005 there are no outstanding borrowings under the DBAG facility.

The Company incurred interest expense of $2.0 million and $3.0 million for the three and six months ended June 30, 2005, respectively.

Liability to Subsidiary Trusts Issuing Preferred Securities

On April 12, 2005 and May 25, 2005, NorthStar Realty Finance Trust and NorthStar Realty Finance Trust II, (the "Trusts") sold, in two private placements, trust preferred securities for an aggregate amount of $40 million and $25 million, respectively. The Company owns all of the common stock of the Trusts. The Trusts used the proceeds to purchase the Company's junior subordinated notes which mature on March 30, 2035 and June 30, 2035, respectively, these notes represent all of the Trusts' assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.15% and 7.74% per annum, respectively, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum.

Under the provisions FIN 46R, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has reflected the obligation to the Trusts under the caption "Liability to subsidiary trusts issuing preferred securities" in the condensed consolidated balance sheet and will account for the investment in the common stock of the Trusts, which is reflected in Investments in and advances to unconsolidated ventures in the condensed consolidated balance sheet, under the equity method of accounting.

The Company may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010 and June 30, 2010, respectively. To the extent the Company redeems notes, the Trusts are required to redeem a corresponding amount of trust preferred securities.

The ability of the Trusts to pay dividends depends on the receipt of interest payments on the notes. The Company has the right, pursuant to certain qualifications and covenants, to defer payments of interest on the notes for up to six consecutive quarters. If payment of interest on the notes is deferred, the Trust will defer the quarterly distributions on the trust preferred securities for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the notes, compounded quarterly.

The indenture for NorthStar Realty Finance Trust II has certain covenants that are substantially similar to those under the DBAG Facility and certain restrictions on issuing any additional trust preferred securities and other subordinate unsecured debt. At June 30, 2005, the Company is in compliance with all covenants under Trust II.

The terms are summarized as follows:

	Trust I	Trust II
Trust Preferred Securities Outstanding as of June 30, 2005	$40 million	$25 million
Interest Rate as of June 30, 2005	8.15%	7.74%
Redemption period at Company's option	3/30/2010	6/30/2010
Maturity date	3/30/2035	6/30/2035

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

Scheduled principal payment requirements on the Company's borrowings are as follows as of June 30, 2005 (in thousands):

	Total	Mortgage and Mezzanine loans	WA Temporary Repurchase Agreement	Liability to Subsidiary Trusts Issuing Preferred Securities	Repurchase obligations	CDO Bonds Payable(1)
2005	$242,748	$1,952	$21,884	$—	$218,912	$—
2006	14,133	14,133	—	—	—	—
2007	1,581	1,581	—	—	—	—
2008	1,679	1,679	—	—	—	—
2009	1,799	1,799	—	—	—	—
Thereafter	417,453	50,433	—	67,020	—	300,000
Total	$679,393	$71,577	$21,884	$67,020	$218,912	$300,000

(1) Based on scheduled repayment date of related CDO collateral, stated maturity is 7/1/2040.

9.    Related Party Transactions

Shared Facilities and Services Agreement

Total fees and expenses incurred by the Company under the shared facilities and services agreement amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2005. No amounts were payable to NCIC at June 30, 2005.

Advisory and Management Fee Income

NS Advisors LLC

CDO I, CDO II and CDO III entered into agreements with the Predecessor and the Company, through NS Advisors LLC, a subsidiary, to perform certain advisory services.

The Company earned total fees of approximately $1,019,000 and $1,771,000 for the three and six months ended June 30, 2005. The Predecessor earned total fees of $344,000 and $689,000 for the three and six months ended June 30, 2004. Unpaid advisory fees of $570,000 and $82,000 are included in due from affiliates in the Company's condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

The Company also earned a structuring fee of $500,000 in connection with the closing of CDO III in March 2005, which was used to reduce its investment in CDO III which is included in debt securities available for sale in the condensed consolidated balance sheet.

NSF Venture

The Company earned and recognized advisory fees of approximately $109,000 and $300,000 for the three and six months ended June 30, 2005. The Predecessor earned and recognized $240,000 and $493,000 for the three and six months June 30, 2004.

Management Fees

On December 28, 2004, ALGM terminated its existing asset management agreement with Emmes Asset Management Co. LLC ("Emmes"), an affiliate of NCIC. Pursuant to the termination provisions of the agreement, ALGM paid Emmes a contractual termination payment of approximately $385,000,

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

which is equal to two quarters of payments of the annual existing fee. In addition, ALGM and Emmes entered into a new asset management agreement, which is cancelable on 30 days notice. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions. Total fees incurred under this agreement amounted to $61,000 and $118,000 for the three and six months ended June 30, 2005.

10.    Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR interest rate, the Company entered into various swap agreements to fix the LIBOR rate on a portion of the Company's variable rate debt. The fixed LIBOR rate ranges from 4.18% to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of the Company's derivative financial instruments as of June 30, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Maturity
Interest rate swaps, treated as hedges (a)	$26,349	($663)	December 2010 - August 2018

(a) Included in Other liabilities.

11.    Stockholders' Equity

Common Stock

On June 24, 2005, the Company issued 15,194 shares to its Board of Directors, as part of their annual grants.

Dividends

On April 21, 2005, the Company declared a cash dividend of $0.15 per share of common stock. The dividend was paid on May 16, 2005 to the shareholders of record as of the close of business on May 2, 2005.

12.    Earnings Per Share

The Company's basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For purposes of calculating earnings per share, the Company considered all unvested restricted stock which participate in the dividends of the Company to be outstanding. The computation of diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest in the Operating Partnership which are considered convertible securities. The operating partnership units are exchangeable for common shares on a one for one basis. Additionally, income is allocated to all unit holders including the Company on a prorata basis. The conversion of these units to common shares are not dilutive to earnings per share.

13.    Operating Real Estate Disposition

The Company sold its interest in a 19,618 square foot retail condominium unit at 729 Seventh Avenue ("729") in New York City for $29.0 million. The transaction closed on June 30, 2005. The gain on sale was approximately $8.6 million, net of minority interest, for the three and six months ended June 30, 2005.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

The proceeds of the sale were used to pay down approximately $25.1 million of an existing mortgage on the ALGM portfolio and the remaining balance will be reinvested into a similar property acquisition to effectuate a 1031-tax free exchange.

In connection with the sale, 729 7th Realty Corp., an affiliate of the Riese Organization's National Restaurant Management Inc., agreed to discontinue the legal action that it had brought against the Company, settling the Company's only material pending legal action. See Note 14.

For the three and six months ended June 30, 2005 and 2004, discontinued operations included the results of operations of 729. The following table summarizes Income (loss) from discontinued operations, net of minority interest and related gain on sale of discontinued operations, net of minority interest (in thousands):

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenue:
Rental and escalation income	$639	$—	$1,387	$—
Interest and other	5	—	5	—
Total revenue	644	—	1,392
Operating Expenses:
Real estate property operating expenses	32	—	220	—
Accounting and audit fee	—	—	66	—
Interest expense	562	—	1,084	—
Depreciation and amortization	—	—	85	—
Total expenses	594	—	1,455	—
Income (loss) from discontinued operations	50	—	(63)	—
Gain on disposition of discontinued operations	10,871	—	10,871	—
Income from discontinued operations before minority interest	10,921	—	10,808	—
Minority interest	(2,251)	—	(2,228)	—
Income from discontinued operations, net of minority interest	$8,670	$—	$8,580	$—

14.    Contingency

On August 21, 2003, an action was filed against ALGM in New York State Supreme Court, New York County (the "Complaint"). The Complaint was brought by 729 7th Realty Corp. (the "Tenant"), a subsidiary of NRMI that is the net lessee of the Condominium, to enforce certain rights it claims to have under its net lease with ALGM (the "Net Lease").

In connection with the sale of 729, the tenant agreed to discontinue the legal action that it had brought against the Company, settling the Company's only material pending legal action, at no cost to the Company.

15.    Equity Based Compensation

Long Term Incentive Bonus Plan

The Company has granted certain restricted awards to certain employees and co-employees of the Company and NCIC employees who provide services to the Company pursuant to a shared service agreement. These restricted awards are subject to both employment and the Company attaining

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

certain performance hurdles. At June 30, 2005, management has made its best estimate of the Company's performance during the performance periods, based on the facts and information currently available and assumptions regarding the investment of the remaining proceeds of the Company's initial public offering pursuant to our stated business strategy and returns on future investments. On the basis of the foregoing, management has estimated that the Company would not meet the return hurdle in either of these performance periods. If the Company does not meet the return hurdle during the performance periods, the Company will not grant any awards under this program to members of management, other of our employees and the employees of NCIC who provide services to the Company. Accordingly, no compensation expense, with respect to provisional awards under the 2004 Long Term Incentive Bonus Plan, has been recognized in the condensed consolidated financial statements for the three or six months ended June 30, 2005.

Employee Outperformance Plan

In connection with the employment agreement of the Company's chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company's chief investment officer an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company's chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company's buyout option, he will be eligible to receive a portion of the future annual payments otherwise payable to him while employed based on a reverse vesting formula. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination ranges from 20% of what he would otherwise recieve for most recently created income streams to 100% of eligible income streams that are five or more years old. No compensation has been earned by the Company's chief investment officer under this plan for the three or six months ended June 30, 2005.

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

16.    Segment Reporting

The Predecessor and the Company have three reportable segments: (i) subordinate real estate debt, (ii) real estate securities and (iii) net lease real estate investments. The Company evaluates performance primarily based on its proportionate share of the earnings of such investments. General and administrative expenses were not allocated by management to various segments and therefore are presented as unallocated. The reportable segments are managed separately due to the differing nature of the business operations. The following tables set forth certain segment information for the Company on a consolidated basis and for the Predecessor on a combined basis, as of and for the three and six months ended June 30, 2005 and 2004 (in thousands):

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

Three Months Ended June 30, 2005	Net Lease Investments	Subordinate Real Estate Debt	Investment Grade Real Estate Securities	Unallocated(1)	Consolidated Total

Rental revenue	$3,323	$—	$—	$—	$3,323
Advisory and management fees	—	129	1,019	—	1,148
Interest income and other	3	5,979	1,851	2,623	10,456
Equity in earnings of uncombined ventures	—	60	—	—	60
Gain (loss) in investment and other	—	(42)	(372)	(170)	(584)
Interest expense	1,267	2,469	266	2,977	6,979
Other expenses	1,833	65	402	3,671	5,971
Minority interest	(2,251)	—	—	(300)	(2,551)
Gain from discontinued operations	10,921	—	—	—	10,921
Net income (loss)	$8,896	$3,592	$1,830	$(4,495)	$9,823
Total assets	$105,002	$444,443	$87,275	$260,472	$897,192

(1)	Unallocated interest income and interest expense relates to our temporary investments. Unallocated other expenses is comprised of corporate level general & administrative expenses.

Six Months Ended June 30, 2005	Net Lease Investments	Subordinate Real Estate Debt	Investment Grade Real Estate Securities	Unallocated(1)	Consolidated Total

Rental revenue	$6,431	$—	$—	$—	$6,431
Advisory and management fees	—	371	1,771	—	2,142
Interest income and other	12	8,636	3,149	6,631	18,428
Equity in earnings of uncombined ventures	—	106	—	—	106
Gain (loss) in investment and other	—	(13)	1,354	(291)	1,050
Interest expense	2,406	3,463	511	6,566	12,946
Other expenses	3,681	107	819	7,709	12,316
Minority interest	(2,228)	—	—	(597)	(2,825)
Gain from discontinued operations	10,808	—	—	—	10,808
Net income (loss)	$8,936	$5,530	$4,944	$(8,532)	$10,878

Three Months Ended June 30, 2004	Net Lease Investments	Subordinate Real Estate Debt	Investment Grade Real Estate Securities	Unallocated	Combined Total
Advisory and management fees	$—	$292	$345	$—	$637
Interest income	—	—	308	—	308
Equity in earnings of uncombined ventures	349	143	—	—	492
Gain (loss) in investment and other	—	—	(333)	—	(333)
Other expenses	—	—	352	935	1,287
Net income (loss)	$349	$435	$(32)	$(935)	$(183)

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

Six Months Ended June 30, 2004	Net Lease Investments	Subordinate Real Estate Debt	Investment Grade Real Estate Securities	Unallocated	Combined Total
Advisory and management fees	$—	$600	$690	$—	$1,290
Interest income	—	—	563	—	563
Equity in earnings of uncombined ventures	600	264	—	—	864
Gain (loss) in investment and other	—	—	717	—	717
Other expenses	—	—	701	1,961	2,662
Net income (loss)	$600	$864	$1,269	$(1,961)	$772

17.    Subsequent Events

Wachovia Credit Facility

On July 13, 2005, NRFC WA Holdings, LLC ("NRFC WA"), a subsidiary of the Company entered into a master repurchase agreement with Wachovia Bank, National Association, ("Wachovia Bank"). NRFC WA may borrow up to $150 million (the "WA Facility") (which maximum borrowing amount may be increased to $300 million in Wachovia Bank's sole discretion) under this credit facility in order to finance the acquisition of first priority mortgage loans, senior or junior participation interests or B notes in first priority mortgage loans, mezzanine loans secured by commercial and multi-family properties and commercial properties in which the property is 100% leased under a credit tenant lease to, or guaranteed in full by, a credit tenant and B- or higher rated CMBS.

Advance rates under the WA Facility range from 55% to 95% of the value of the assets for which the advance is made. Amounts borrowed under the facility bear interest at one-month LIBOR plus a spread which ranges from 0.20% to 3.00%, depending on the type of asset for which the amount is borrowed. The facility has an initial term of three years and an initial maturity date of July 12, 2008. In addition, NRFC WA must pay an unused facility fee equal to 0.25% of the unused portion of the facility, commencing 120 days after July 13, 2005, payable quarterly in arrears. The Company has agreed to guaranty amounts borrowed by NRFC WA under the facility up to a maximum of $20 million.

NRFC WA may extend the term of the WA Facility for one year if it is not in default and pays an extension fee of 0.25% of the aggregate amount then outstanding under the facility. If NRFC WA extends the facility's term, it will be required to retire 25% of the aggregate amount then outstanding under the facility during each quarter of the remaining year of the term.

NRFC WA paid Wachovia Bank a $750,000 structuring fee in connection with the execution of this facility.

The debt outstanding under the facility is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments, the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing outstanding debt declines, NRFC WA may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Wachovia Bank to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the facility and the sale of the collateral.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements
(Unaudited)

Subordinate Real Estate Debt Investments

The following investments were acquired subsequent to June 30, 2005:

Date of Acquisition	Loan Name/Collateral	Loan Type	Principal Amount (in thousands)	Initial Maturity	Interest Rate Index and Spread
7/01/05	Office Building	Junior Participation	$4,250	1/2007	LIBOR + 2.50%
7/01/05	Office Building	Mezzanine Loan	5,000	1/2007	LIBOR + 5.00%
7/15/05	Office Building	Junior Participation	10,000	7/2007	LIBOR + 7.00%
8/1/05	Multifamily	Junior Participation	35,000	8/2007	LIBOR + 5.25%
	Total		$54,250

These investments were acquired as part of the ramp-up of CDO IV.

Real Estate Securities

From June 30, 2005 through August 9, 2005, the bank has acquired approximately $104.0 million in real estate securities under the terms of the CDO V warehouse agreement which are expected to be included in a securitization transaction.

Salt Lake City Property

On August 2, 2005, the Company closed a $22.0 million acquisition of a 117,553 square foot office building in Salt Lake City, Utah, which is 100% leased to the General Services Administration under a lease that expires in April 2012. The property is financed with a 5.16% fixed rate, seven year non-recourse first mortgage loan of $17 million.

Dividends

On July 28, 2005, the Company declared a cash dividend of $0.15 per share of common stock. The dividend is expected to be paid on August 15, 2005 to the shareholders of record as of the close of business on August 8, 2005.

Operating Real Estate Disposition

In July 2005, the Company formally initiated an effort to market for sale one of its operating real estate properties located at 1552 Broadway.

On July 28, 2005, the Company obtained Board approval for the sale and determined that the plan for sale criteria in FASB Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" has been met. Accordingly, since the criteria was met subsequent to June 30, 2005, the property will not be classified to held for sale until the third quarter ending September 30, 2005.

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

Basis of Quarterly Presentation

Set forth below is a discussion of the financial condition and results of operations of our predecessor for the three and six months ended June 30, 2004 and NorthStar Realty Finance Corp. for the three and six months ended June 30, 2005.

Our predecessor is an aggregation of the entities through which NorthStar Capital owned and operated its subordinate real estate debt, real estate securities and net lease properties businesses and was not a separate legal operating entity. The ultimate owners of these entities were NorthStar Capital and their minority owners. NorthStar Partnership, L.P., the operating partnership of NorthStar Capital, was the managing member with day-to-day operational responsibility of the entities controlled by NorthStar Capital. These entities are combined in our predecessor's historical financial statements. Where our predecessor had a non-controlling interest in any of the entities that comprised our predecessor, such entities are presented as part of our predecessor on an uncombined basis. Because the discussion of the financial condition and results of operations for the three and six months ended June 30, 2004, which is set forth below, relates to the entities comprising our predecessor, it reflects the historical financing and operational strategies of these entities.

Although the entities comprising our predecessor operated as separate businesses of NorthStar Capital, these businesses utilized certain of NorthStar Capital's employees, insurance and administrative services. General and administrative expenses incurred by NorthStar Capital on behalf of all of its business units which include salaries and benefits, rent, furniture, equipment, travel and entertainment, accounting, legal services and other expenses were allocated to our predecessor by NorthStar Capital through identification of specific expense items, where practical, and otherwise through an estimation of the level of effort devoted by certain of NorthStar Capital's employees. In the opinion of management, the methods used to allocate general and administrative expenses and other costs were reasonable.

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

Subordinate Real Estate Debt

Direct Investments.    The additional liquidity provided by the net proceeds of our IPO allowed us to increase the number and range of subordinate real estate debt in which we invest. We used a portion of the net proceeds of our IPO to make investments in subordinate real estate debt which are consolidated on our balance sheet, including the assets of our first subordinate real estate debt CDO or CDO IV. We earn interest income and origination fees on these consolidated investments, any advisory fees earned on these investments are eliminated in consolidation.

NSF Venture.    NorthStar Capital commenced its business of investing in subordinate real estate debt in 2001 through an arrangement we refer to as the NSF Venture. NorthStar Funding Managing Member LLC, a majority-owned subsidiary of NorthStar Capital prior to the contribution of the initial investments to our operating partnership, is the managing member and holder of 50% of the outstanding membership interests in NorthStar Funding Management LLC, the managing member of the NSF Venture. NorthStar Funding Management LLC is responsible for the origination, underwriting and structuring of all investments made by the NSF Venture. Moreover, the NSF Venture investor has the right to approve all investments that NorthStar Funding Management LLC proposes to make on behalf of the NSF Venture.

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

During the warehouse period, our participation under the warehouse agreement is reflected in our consolidated financial and our predecessor's combined financial statements as a non-hedge derivative, which is reflected at fair value and any unrealized gain or loss is charged to operations. Based on an analysis of our and our predecessor's interest in CDO I as a variable interest entity under FASB Interpretation No. 46R "Consolidation of Variable Interest Entities," the financial statements of CDO I were not consolidated into our predecessor's financial statements for the three and six months ended June 30, 2004 or in our financial statements for the three and six months ended June 30, 2005 and for the period from October 29, 2004 to December 31, 2004, since neither our predecessor nor we were the primary beneficiary of CDO I. Similarly, the financial statements of CDO II and CDO III were not consolidated into our financial statements since we were not the primary beneficiary of CDO II or CDO III. Accordingly, we have designated the beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II and CDO III as debt securities available for sale as they meet the definition of debt instruments due to their underlying redemption provisions.

Net Lease Properties

We earn rental income from office, industrial and retail properties that are net leased to corporate tenants.

We had two fee and six leasehold interests in a portfolio of retail and commercial properties located in the Times Square and midtown area of Manhattan which we refer to as the New York property portfolio. This portfolio is owned by our subsidiary, ALGM I Owners LLC, or ALGM. Our predecessor held a 97.5% non-managing equity interest in ALGM. Two of ALGM's leases expired in 2003, one in March and one in October. The Company sold its interest in one of ALGM's fee properties, 729 Seventh Avenue ("729") for $29.0 million on June 30, 2005.

As of June 30, 2005, ALGM owned seven properties, which vary in size from 4,200 square feet to 21,140 square feet and had a total of 76,496 net rentable square feet. Three of the properties are primarily leased or subleased to single users and four are leased or subleased to multiple tenants.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or US GAAP, requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management has identified certain critical accounting policies that affect the more significant judgments and estimates used by management in the preparation of our predecessor's combined financial statements and our consolidated financial statements. Management evaluates on an ongoing basis estimates related to critical accounting policies, including those related to revenue recognition, allowances for doubtful accounts receivable and impairment of investments in uncombined ventures and debt securities available for sale. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances.

Principles of Consolidation

The consolidated financial statements include our accounts and our majority-owned subsidiaries, and interests in variable interest entities where we are deemed the primary beneficiary in accordance with FIN 46R. All significant intercompany balances have been eliminated in consolidation.

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

Interest income on our subordinate real estate debt investments is recognized over the life of the investment using the effective interest method and recognized on an accrual basis. Fees received in connection with loan commitments are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.

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

On June 30, 2005, management has made its best estimate of our performance during these two performance periods, based on the facts and information currently available and assumptions regarding the investment of the remaining proceeds of our IPO pursuant to our business strategy and returns on future investments. On the basis of the foregoing, management has estimated that we will not meet the return hurdle in either of these performance periods. If we do not meet the return hurdle during the performance periods, we will not grant any awards under the incentive bonus plan to any of the eligible participants.

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

RESULTS OF OPERATIONS

Our predecessor's results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of our future results of operations due to the impact of our IPO, the acquisition of additional interests in ALGM and its resulting consolidation, the expansion of our real estate securities and subordinate real estate debt businesses, and our new investments and their related debt financing.

We sold one of the ALGM properties on June 30, 2005 and have classified its operations for 2005 as discontinued operations for the periods ending June 30, 2005 and 2004.

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Revenues

Rental and escalation income

Rental and escalation income for the three months ended June 30, 2005 totaled $3.3 million representing a $3.3 million increase compared to the three months ended June 30, 2004. The increase was primarily attributable to $1.9 million of rental income from our net lease portfolio (ALGM)

which was accounted for under the equity method of accounting in the three months ended June 30, 2004. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We also acquired the Chatsworth properties on January 14, 2005, which contributed an additional $1.4 million of rental income.

Advisory and management fee income

Advisory and management fee income totaled $20,000 representing a decrease of $33,000, or 62%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, due to a lower average portfolio balance in the second quarter of 2005.

Advisory and management fee income – related parties

Advisory fees from related parties for the three months ended June 30, 2005 totaled $1.1 million representing an increase of approximately $0.5 million, or 93%, compared to the three months ended June 30, 2004. The increase is comprised primarily of $0.3 million of fees each earned from CDO I, CDO II (which closed in July 2004) and CDO III (which closed March 10, 2005). This increase was offset by a decrease in fees earned from the NSF Venture of approximately $0.1 million which was due to a lower average portfolio loan balance for the three months ended June 30, 2005.

Interest income

Interest income for the three months ended June 30, 2005 totaled $10.5 million representing an increase of $10.1 million or 3293% compared to the three months ended June 30, 2004. The increase is attributable to interest on investments, which did not exist in the comparable quarter. The interest income on these investments included $2.6 million of interest income earned from our investments in AAA-rated, short term, floating rate securities, from interest income of approximately $6.0 million on subordinate real estate debt investments, and approximately $1.9 million of interest income from debt securities available for sale which is comprised of (1) approximately $1.5 million from the investments in the equity of our three CDOs, (2) approximately $0.3 million from our "BB" rated junior classes of debt securities and unrated income notes of CDO II and (3) approximately $0.1 million on cash collateralizing our short security sales. For the three months ended June 30, 2004, interest income of $0.3 million was earned from CDO I.

Expenses

Real estate properties – operating expenses

Property operating expenses for the three and months ended June 30, 2005 totaled $0.7 million, representing an increase of $0.7 million compared to the three months ended June 30, 2004. The increase was primarily attributable to $0.5 million of property operating expenses from our net lease portfolio which was accounted for under the equity method of accounting in the three months ended June 30, 2004. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We also acquired the Chatsworth properties on January 14, 2005 which contributed an additional $0.2 million of property operating expenses.

Interest expense

Interest expense for the three months ended June 30, 2005 totaled approximately $7.0 million, representing an increase of $7.0 million compared to the three months ended June 30, 2004. This increase was primarily attributable to the following: $2.0 million of interest on financing from our investments in AAA-rated, short term, floating rate securities and $0.3 million on our investment in the "BB" rated junior classes of debt securities and unrated income securities of CDO II and interest expense on securities underlying short sales we entered into during 2004, $1.2 million related to our net lease portfolio, $1.9 million on the DBAG facility, $0.6 million relating to issuance of CDO bonds in the second quarter and $1.0 million of interest on liabilities to subsidiary trusts that issued preferred securities in the second quarter.

Management fees – related party

Management fees – related party for the three months ended June 30, 2005 totaled $61,000, representing an increase of $61,000 compared to the three months ended June 30, 2004. The increase was primarily attributable to the net lease portfolio which was accounted for under the equity method of accounting in the three months ended June 30, 2004. ALGM incurred a management fee during the three months ended June 30, 2004 of $128,000. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

General and Administrative

General and administrative expenses for the three months ended June 30, 2005 totaled $4.1 million representing an increase of $2.8 million, or 220%, compared to $1.3 million for the three months ended June 30, 2004. The increase is comprised of the following:

Salaries and other compensation (direct and allocated) for the three months ended June 30, 2005 totaled $1.3 million representing an increase of approximately $0.4 million or 38% compared to the three months ended June 30, 2004. The increase is primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses subsequent to our IPO.

Shared services – related party for the three months ended June 30, 2005 totaled $0.3 million, representing an increase of approximately $0.3 million compared to the three months ended June 30, 2004. The increase was attributable to the shared facilities and services agreement we entered into with NorthStar Capital on October 29, 2004.

Equity based compensation expense for the three months ended June 30, 2005 totaled $1.0 million, representing an increase of $1.0 million compared to the three months ended June 30, 2004. The increase is attributable to approximately $0.2 million of compensation expense in connection with the buyout of a profits interest (a compensation arrangement) in NS Advisors from one of our employees, and approximately $0.6 million in connection with the three-year vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan. In addition, compensation expense of $0.2 million was recognized in connection with a grant of 15,194 shares to our Board of Directors on June 24, 2005.

Insurance (direct and allocated) for the three months ended June 30, 2005 totaled $217,000 representing an increase of $120,000 or 124% compared to the three months ended June 30, 2004. The increase was attributable to the directors and officers policies we acquired subsequent to the IPO.

Accounting and auditing fees for the three months ended June 30, 2005 totaled $0.3 million representing an increase of $0.3 million compared to the three months ended June 30, 2004. The increase is attributable to services provided in 2005, including quarterly review and compliance work during the three months ended June 30, 2005. Our predecessor did not incur similar accounting and auditing fees during the three months ended June 30, 2004.

Other general and administrative expenses (direct and allocated) for the three months ended June 30, 2005 totaled $1.0 million representing an increase of approximately $0.8 million, or 287%, compared to the three months ended June 30, 2004. This increase is primarily attributable to legal costs of $244,000 associated with general corporate matters, consulting fees of $170,000 associated with periodic reporting obligations, various public company expenses of $110,000, and public relations costs of $30,000.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2005 totaled $1.0 million representing an increase of $1.0 million compared to the three months ended June 30, 2004. The increase was primarily attributable to $0.5 million from our net lease portfolio which was accounted for under the equity method of accounting for the three months ended June 30, 2004. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We also acquired the Chatsworth properties on January 14, 2005 which contributed an additional $0.5 million of depreciation and amortization expense.

Equity in earnings of unconsolidated/uncombined ventures

Equity in earnings for the three months ended June 30, 2005 totaled $60,000 representing a decrease of $432,000 or 88% compared to the three months ended June 30, 2004. The decrease was attributable to the decrease in the equity in earnings of the NSF Venture of approximately $0.1 million due to a lower average portfolio loan balance in 2005 and a decrease of $0.3 million from our net lease portfolio which was accounted for under the equity method of accounting in 2004. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

Unrealized gain (loss) on investments and other

Unrealized gain (loss) on investments and other increased by $0.2 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Unrealized losses on investments for the three months ended June 30, 2005 of approximately $0.5 million consisted of an unrealized gain on the CDO V warehouse agreement of approximately $0.2 million which was offset by $0.5 million and $0.1 million of unrealized losses on short sales of securities and short term investments, respectively. Unrealized losses on investments of $0.3 million for the three months ended June 30, 2004 related to the CDO II warehouse agreement. Unrealized gain(loss) on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term in the financial reporting period.

Realized gain (loss) on investments and other

Realized gain (loss) on investments and other for the three months ended June 30, 2005 totaled approximately $0.1 million representing an increase of $0.1 million compared to the three months ended June 30, 2004. The increase is attributable to realized losses of $0.1 million related to the sale of a portion of our investments in AAA-rated, short term, floating rate securities.

Income (loss) from discontinued operations, net of minority interest

We sold our interest in 729 Seventh Avenue ("729"). Accordingly, the property's operations were reclassified to Income (loss) from discontinued operations. This property was accounted for under the equity method of accounting for the three months ended June 30, 2004, as part of net lease portfolio. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

Gain on Sale from discontinued operations, net of minority interest

We sold our interest in 729 for $29 million, recognizing a gain on sale, net of minority interest of $8.6 million for the three months ended June 30, 2005.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Revenues

Rental and escalation income

Rental and escalation income for the six months ended June 30, 2005 totaled $6.4 million representing, a $6.4 million increase compared to the six months ended June 30, 2004. The increase was primarily attributable to $3.7 million from our net lease portfolio (ALGM) which was accounted for under the equity method of accounting in the six months ended June 30, 2004. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We also acquired the Chatsworth properties on January 14, 2005, which contributed an additional $2.7 million of rental income.

Advisory and management fee income

Advisory and management fee income decreased by $37,000, or 34%, to $71,000 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, due to a lower average portfolio balance in 2005.

Advisory and management fee income – related parties

Advisory fees from related parties for the six months ended June 30, 2005 totaled $2.1 million, representing an increase of approximately $0.9 million, or 75%, compared to the six months ended June 30, 2004. The increase is comprised primarily of $0.7 million of fees earned for CDO II (which closed in July 2004) and $0.4 million of fees earned for CDO III (which closed March 10, 2005). This increase was offset by a decrease in fees earned from the NSF Venture of approximately $0.2 million, which was due to a lower average portfolio loan balance for the six months ended June 30, 2005.

Interest income

Interest income for the six months ended June 30, 2005 totaled $18.4 million representing an increase of $17.8 million compared to the six months ended June 30, 2004. The increase is attributable to interest on investments, which did not exist in the comparable period. The interest on these investments included $6.6 million of interest income earned from our investments in AAA-rated, short term, floating rate securities, approximately $8.6 million on subordinate real estate debt investments, and approximately $3.1 million of interest income from debt securities available for sale which is comprised of (1) approximately $2.4 million from the investments in the equity of our three CDOs, (2) approximately $0.6 million from our "BB" rated junior classes of debt securities and unrated income notes of CDO II and (3) approximately $0.1 million on cash collateralizing our short security sales. For the six months ended June 30, 2004, interest income of $0.6 million was earned from CDO I.

Expenses

Real estate properties – operating expenses

Property operating expenses for the six months ended June 30, 2005 totaled $1.5 million, representing an increase of $1.5 million compared to the six months ended June 30, 2004. The increase was primarily attributable to $1.1 million of property operating expenses from our net lease portfolio which was accounted for under the equity method of accounting in the six months ended June 30, 2004. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We also acquired the Chatsworth properties on January 14, 2005 which contributed an additional $0.4 million of property operating expenses.

Interest expense

Interest expense for the six months ended June 30, 2005 totaled approximately $12.9 million, representing an increase of $12.9 million compared to the six months ended June 30, 2004. This increase was primarily attributable to the following $5.6 million of interest on financing from our investments in AAA-rated, short term, floating rate securities, approximately $0.5 million on our investment in the "BB" rated junior classes of debt securities and unrated income securities of CDO II and on securities underlying short sales we entered into during 2004, $2.4 million related to our net lease portfolio, $2.9 on the DBAG Facility, approximately $0.6 million on CDO IV, and approximately $1.0 million on liabilities to subsidiary trusts that issued preferred securities in the second quarter.

Management fees – related party

Management fees – related party for the six months ended June 30, 2005 totaled $118,000, representing an increase of $118,000 compared to the six months ended June 30, 2004. The increase was primarily attributable to the net lease portfolio which was accounted for under the equity method of accounting in the six months ended June 30, 2004. ALGM incurred a management fee during the six months ended June 30, 2004 of $258,000. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

General and Administrative

General and administrative expenses for the six months ended June 30, 2005 totaled $8.8 million, representing an increase of $6.1 million, or 228%, compared to $2.7 million for the six months ended June 30, 2004. The increase is comprised of the following:

Salaries and other compensation (direct and allocated) for the six months ended June 30, 2005 totaled $2.5 million, representing an increase of approximately $0.7 million, or 38%, compared to the six months ended June 30, 2004. The increase is primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses subsequent to our IPO.

Shared services – related party for the six months ended June 30, 2005 totaled $0.7 million, representing an increase of approximately $0.7 million compared to the six months ended June 30, 2004. The increase was attributable to the shared facilities and services agreement we entered into with NorthStar Capital on October 29, 2004.

Equity based compensation expense for the six months ended June 30, 2005 totaled $1.8 million, representing an increase of $1.8 million compared to the six months ended June 30, 2004. The increase is attributable to approximately $0.4 million of compensation expense in connection with the buyout of a profits interest (a compensation arrangement) in NS Advisors from one of our employees, and approximately $1.2 million in connection with the three-year vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan. In addition, compensation expense of $0.2 million was recognized in connection with a grant of 15,194 shares to our Board of Directors on June 24, 2005.

Insurance (direct and allocated) for the six months ended June 30, 2005 totaled $430,000 representing an increase of $235,000 or 121% compared to the six months ended June 30, 2004. The increase was attributable to the directors and officers policies we acquired subsequent to the IPO.

Accounting and auditing fees for the six months ended June 30, 2005 totaled $1.3 million, representing an increase of $1.3 million compared to the six months ended June 30, 2004. The increase is attributable to 2004 audit fees, the first quarter review performed by our auditors and compliance work during the six months ended June 30, 2005. Our predecessor did not incur similar accounting and auditing fees during the six months ended June 30, 2004.

Other general and administrative expenses (direct and allocated) for the six months ended June 30, 2005 totaled $2.0 million, representing an increase of approximately $1.4 million, or 223%, compared to the six months ended June 30, 2004. This increase is primarily attributable to legal costs of $0.5 million associated with general corporate matters, consulting fees of approximately $0.4 million associated with year end and periodic reporting obligations, recruiting fees of approximately $55,000 and various public company expenses of $124,000, and public relations costs of $60,000.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2005 totaled $2.0 million, representing an increase of $2.0 million compared to the six months ended June 30, 2004. The increase was primarily attributable to $0.9 million from our net lease portfolio which was accounted for under the equity method of accounting for the six months ended June 30, 2004. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in

2005. We also acquired the Chatsworth properties on January 14, 2005, which contributed an additional $1.0 million of depreciation and amortization expense and $0.1 million related to the amortization of the intangible assets.

Equity in earnings of unconsolidated/uncombined ventures

Equity in earnings for the six months ended June 30, 2005 totaled $106,000, representing a decrease of $758,000, or 88%, compared to the six months ended June 30, 2004. The decrease was attributable to the decrease in the equity in earnings of the NSF Venture of approximately $0.1 million due to a lower average portfolio loan balance in 2005 and a decrease of $0.6 million from our net lease portfolio which was accounted for under the equity method of accounting in 2004. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

Unrealized gain (loss) on investments and other

Unrealized gain (loss) on investments and other decreased by approximately $0.2 million, or 23%, from $0.7 million for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Unrealized gains on investments of approximately $0.5 million consisted of unrealized gains of $0.7 million on the CDO III warehouse agreement and approximately $0.2 million on the CDO V warehouse agreement, offset by $0.3 million of unrealized combined losses on short sales of securities and short term investments. Unrealized gains on investments of $0.7 million for the six months ended June 30, 2004 related to the CDO II warehouse agreement. Unrealized gains on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term in the financial reporting period.

Realized gain (loss) on investments and other

Realized gain (loss) on investments and other for the six months ended June 30, 2005 totaled $0.5 million, representing an increase of $0.5 million compared to the six months ended June 30, 2004. The increase is attributable to realized gains of $0.7 million, representing the increase in fair value of the CDO III warehouse agreement through March 10, 2005, when the warehouse agreement was terminated and the assets of the warehouse were transferred to CDO III. This increase was offset by a $0.2 million loss related to the sale of a portion of our investments in AAA-rated, short term, floating rate securities.

Income (loss) from discontinued operations, net of minority interest

We sold our interest in 729 Seventh Avenue ("729"). Accordingly, the property's operations were reclassified to Income (loss) from discontinued operations. This property was accounted for under the equity method of accounting for the three months ended June 30, 2004, as part of net lease portfolio. We acquired the 2.5% managing interest in the net lease portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

Gain on Sale from discontinued operations, net of minority interest

We sold our interest in 729 for $29 million, recognizing a gain on sale, net of minority interest of $8.6 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2005, we had an unrestricted cash and cash equivalents balance of $36.9 million. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We believe that our unrestricted cash balances together with the available borrowing capacity under both the DBAG Facility and Wachovia credit facility described below, the net proceeds realized from the private placement of $65 million of trust preferred securities, completed in April and May 2005, cash flow provided from our operations, will be sufficient to allow us to fund the equity portion of our new investments, make distributions necessary to enable us to continue to qualify as a REIT and fund our operations for at least the next 12 months. In order to fund investments that we may make in the next 12 months, we may borrow additional funds under our current credit facilities, issue debt securities or by raising equity capital.

We expect to meet our long term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources and additional borrowings, the issuance of debt and/or equity securities and the liquidation or refinancing of assets at maturity. We believe that the value of the net lease portfolio is, and will continue to be, sufficient to allow us to refinance the mortgage debt on this portfolio at maturity.

Debt Obligations

As of June 30, 2005, we had the following debt outstanding:

	Carrying Amount at 6/30/05 (in thousands)	Stated Maturity	Interest Rate	Weighted Average Expected Life (in years)
Mortgage notes payable (ALGM) (non-recourse)	$14,673	1/1/2006	The greater of LIBOR or 2% + 3.60%	1.0
Mortgage notes payable (Chatsworth) (non-recourse)	43,904	5/1/2015	5.65%	11.0
Mezzanine loan payable (Chatsworth) (non-recourse)	13,000	5/1/2014	6.64%	10.0
Repurchase obligations	218,912	See Repurchase Obligations below	LIBOR + 0.6% to 1.25%	Various, generally 30 days
CDO Bonds Payable	300,000	7/1/2040	LIBOR + 0.62% (Average Spread)	—
Liability to subsidiary trusts issuing preferred securities Trust I	41,240	3/30/2035	8.15%	—
Trust II	25,780	6/30/2035	7.74%	—
WA Temporary Repurchase Agreement	21,884	7/13/2005	LIBOR + 2.25%	30 days
DBAG facility	—	12/21/2007	LIBOR + 0.75% to 2.25%	3.0
	$679,393

ALGM Mortgage Loan.    The ALGM mortgage loan bears interest at the higher of one-month LIBOR or 2%, plus a spread of 3.60%, or an aggregate of 6.725% at June 30, 2005. The loan originally matured on January 1, 2005 and was extended until January 1, 2006. This non-recourse loan may be extended at ALGM's option for two additional one-year extension periods, subject to ALGM satisfying certain conditions provided for under the loan, including payment of a fee equal to 0.75% of the loan balance as a condition to exercising the second and third extension options. The ALGM mortgage loan agreement includes the following financial covenants and restrictions: (a) ALGM must maintain a debt service coverage ratio in excess of 1.15 to 1, computed using an annual interest rate of 10.09%, and (b) ALGM must establish and maintain certain escrow reserve accounts for, among other things, payment of real estate taxes, capital expenditures and tenant rollover costs. ALGM is uncombined in our predecessor's financial statements as of June 30, 2004 and is consolidated in our financial statements at June 30, 2005 and December 31, 2004.

Chatsworth Mortgage Loan.    The Chatsworth Mortgage matures on May 1, 2015 and bears interest at a fixed rate of 5.65%. This non-recourse loan requires monthly payments of $230,906 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $40.5 million at maturity, as well as monthly escrow deposits for ground lease payments required under the ground lease for the leasehold property.

Chatsworth Mezzanine Loan.    This non-recourse loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period February 1, 2005, through February 1, 2006, and principal and interest payments of $170,914, thereafter, which will fully amortize the loan by the maturity date of May 1, 2014.

Repurchase Obligations.    Our temporary investments, which are primarily AAA-rated, short term, floating rate securities, backed by commercial or residential mortgage loans, were financed with repurchase agreements with Citigroup and Greenwich Capital Markets, Inc. We initially borrowed approximately $1.25 billion under repurchase agreements, of which $207.3 million was outstanding at June 30, 2005, approximately $172.2 million with Citigroup and $35.1 million with Greenwich. These repurchase obligations mature every 30 days.

The balance represents a repurchase agreement with Citigroup which was used to finance the acquisition of the "BB" rated junior classes of debt securities of CDO II. The debt matures on July 21, 2006 and bears interest at LIBOR plus 1.25% per annum.

DBAG Facility and CDO Bonds payable.    On December 21, 2004, NRFC DB Holdings, LLC, one of our subsidiaries, entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch, which we refer to as the DBAG facility. On March 21, 2005, the DBAG facility was amended and restated to allow NRFC DB Holdings to borrow up to $300 million in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities. The additional capacity and flexibility under the amendment of the DBAG facility allowed us to accumulate sufficient collateral for CDO IV, and to continue to finance other investments.

On June 14, 2005, we closed CDO IV and issued $300 million face amount of the CDO Bonds which were sold in a private placement to third parties. The proceeds of the CDO IV issuance were used to repay the entire outstanding principal balance of the DBAG Facility of $233.6 million at closing. The availability under the DBAG facility was reduced to $150 million subsequent to the closing of CDO IV.

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

Under the terms of the DBAG facility, NRFC DB Holdings is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B or higher rated commercial mortgage backed securities and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

During the period from March 21, 2005 through June 14, 2005, amounts advanced under the DBAG facility in order to finance the acquisition of assets that were included in CDO IV bore interest at one-month LIBOR plus a spread of 1.00% and amounts advanced for all other assets bore interest at one-month LIBOR plus a spread which ranges from 0.75% to 2.25%. After June 14, 2005, all amounts advanced under the amended DBAG facility will bear interest at a rate of one-month LIBOR plus the spread which ranges from 0.75% to 2.25%. Assets will be financed at advance rates ranging from 40% to 92.5% of the value of the assets as applicable to the asset category.

Effective April 1, 2005, the covenants under the DBAG facility require us to remain at a certain minimum tangible net worth, a certain minimum debt service coverage ratio, a certain range of ratios of recourse indebtedness to net worth and certain minimum amounts of cash or marketable securities based on our ratio of recourse indebtedness to net worth.

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

As of June 30, 2005, NRFC DB Holdings had no borrowings under this facility.

Wachovia Temporary Repurchase Agreement

On June 21, 2005, we entered into a temporary repurchase agreement with Wachovia Bank, National Association, to temporarily finance the acquisition of loan participation interests until the Wachovia Master Repurchase agreement was closed. We borrowed approximately $21.9 million under the temporary repurchase agreement. The advance bears interest at LIBOR plus 2.25%. The temporary repurchase agreement matured at the closing of the Wachovia credit facility, described below, on July 13, 2005 and the principal balance outstanding was rolled into that facility.

Liability to subsidiary trusts issuing preferred securities

On April 12, 2005 and May 25, 2005, NorthStar Realty Finance Trust and NorthStar Realty Finance Trust II, (the "Trusts") sold, in two private placements, trust preferred securities for an aggregate amount of $40 million and $25 million, respectively. We own all of the common stock of the Trusts. The Trusts used the proceeds to purchase the Company's junior subordinated notes due March 30, 2035 and June 30, 2035, respectively, which represent all of the Trusts' assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.15% and 7.74% per annum, respectively, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum.

We may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010 and June 30, 2010, respectively. To the extent we redeem the notes, the Trusts are required to redeem a corresponding amount of trust preferred securities.

The ability of the Trusts to pay dividends depends on the receipt of interest payments on the notes. We have the right, pursuant to certain qualifications and covenants, to defer payments of interest on the notes for up to six consecutive quarters. If payment of interest on the notes is deferred, the Trust will defer the quarterly distributions on the trust preferred securities for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the notes, compounded quarterly.

The indenture for NorthStar Realty Finance Trust II, has certain covenants that are substantially similar to those under the DBAG Facility, and certain restrictions on issuing additional trust preferred securities. At June 30, 2005, we were in compliance with all covenants under Trust II.

Capital Expenditures

During 2005, we expect to incur approximately $150,000 in connection with new tenant leasing costs and capital expenditures with respect to the net lease portfolio owned by ALGM. We anticipate the sources of funds for these expenditures to be from our working capital and lender reserves.

Other Investment Activity

Warehouse Agreement CDO V

On May 4, 2005, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under our direction, with the expectation of selling such securities to our fourth investment grade CDO issuer ("CDO V"). We were required to pledge up to $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. As of June 30, 2005, we have deposited $12.5 million and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank has accumulated approximately $238.0 million of real estate securities under the terms of the warehouse agreement as of June 30, 2005. From June 30, 2005 through August 9, 2005, we have acquired approximately $104.0 million in additional real estate securities. The CDO V warehouse agreement also provides for our notional participation in the income that the assets generate after deducting a notional debt cost. The agreement is being treated as a non-hedge derivative for accounting purposes and is marked-to-market through income. We recorded an unrealized gain of $0.2 million for the three and six months ended June 30, 2005 related to the change in fair value of the warehouse agreement. The collateral being accumulated under this agreement is expected to be included in a securitization transaction in which we would acquire all of the equity interests.

Cash Flows

The net cash flow provided by operating activities of $610.1 million, increased for the six months ended June 30, 2005 from $1.0 million of cash provided by operations for the six months ended June 30, 2004 which was primarily due to sales of short term highly liquid investments included in operating activities, where the corresponding repayment of short term repurchase financing is included in financing activities. Adjusting for the effect of these sales, cash provided from operating activities would have decreased by $4.8 million to cash used in operating activities from 2004 to 2005.

The net cash flow used in investing activities increased by $425.2 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. Net cash used in investing activities in 2005 consisted primarily of the purchase of operating real estate, funds used to purchase our interest in the unrated income notes and the "BB" rated notes of CDO III, as well as purchases of subordinate real estate debt investments.

The net cash flow used in financing activities increased by $194.6 million for the six months ended June 30, 2005 to $194.5 million from $0.1 million of cash flow provided by financing activities for the six months ended June 30, 2004. The primary use of cash flow in financing activities in 2005 was for the repayment of our repurchase agreements which financed our short term, highly liquid investments, the repayment of the DBAG facility in connection with the closing of CDO IV, the repayment of $25.1 million of the existing mortgage on the ALGM portfolio in connection with the sale of 729 and payment of dividends and distributions to our unit holders of $4.0 million. This was offset by proceeds from the issuance of CDO IV bonds, issuance of Trust I and Trust II preferred securities and our mortgage borrowings.

Recent Developments

New Facility – Wachovia

On July 13, 2005, NRFC WA Holdings, LLC or NRFC WA, our subsidiary, entered into a master repurchase agreement with Wachovia Bank, National Association or Wachovia Bank. NRFC WA may borrow up to $150 million (the "WA Facility") (which maximum borrowing amount may be increased to $300 million in Wachovia Bank's sole discretion) under this credit facility in order to finance the acquisition of first priority mortgage loans, senior or junior participation interests or B notes in first priority mortgage loans, mezzanine loans secured by commercial and multi-family properties and commercial properties in which the property is 100% leased under a credit tenant lease to, or guaranteed in full by, a credit tenant and B- or higher rated CMBS.

Advance rates under the WA Facility range from 55% to 95% of the value of the assets for which the advance is made. Amounts borrowed under the facility bear interest at one-month LIBOR plus a spread which ranges from 0.20% to 3.00%, depending on the type of asset for which the amount is borrowed. The facility has an initial term of three years and an initial maturity date of July 12, 2008. In addition, NRFC WA must pay an unused facility fee equal to 0.25% of the unused portion of the facility, commencing 120 days after July 13, 2005, payable quarterly in arrears. We have agreed to guaranty amounts borrowed by NRFC WA under the facility up to a maximum of $20 million.

NRFC WA may extend the term of the WA Facility for one year if it is not in default and pays an extension fee of 0.25% of the aggregate amount then outstanding under the facility. If NRFC WA extends the facility's term, it will be required to retire 25% of the aggregate amount then outstanding under the facility during each quarter of the remaining year of the term.

NRFC WA paid Wachovia Bank a $750,000 structuring fee in connection with the execution of this facility.

The debt outstanding under the facility is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments, the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing outstanding debt declines, NRFC WA may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Wachovia Bank to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the facility and the sale of the collateral.

As of July 15, 2005, NRFC WA has not borrowed any amounts under this facility.

Subordinate Real Estate Debt Investments

The following investments were acquired subsequent to June 30, 2005:

Date of Acquisition	Loan Name/Collateral	Loan Type	Principal Amount (in thousands)	Initial Maturity	Interest Rate Index and Spread
7/01/05	Office Building	Junior Participation	$4,250	1/2007	LIBOR + 2.50%
7/01/05	Office Building	Mezzanine Loan	5,000	1/2007	LIBOR + 5.00%
7/15/05	Office Building	Junior Participation	10,000	7/2007	LIBOR + 7.00%
8/1/05	Multifamily	Junior Participation	35,000	8/2007	LIBOR + 5.25%
	Total		$54,250

These investments were acquired as part of the ramp-up of CDO IV.

Salt Lake City Property

On August 2, 2005, we closed a $22.0 million acquisition of a 117,553 square foot office building in Salt Lake City, Utah, which is 100% leased to the General Services Administration under a lease that expires in April 2012. The property is financed with a 5.16% fixed rate, seven year non-recourse first mortgage loan of $17 million.

Dividends

On July 28, 2005, we declared a cash dividend of $0.15 per share of common stock. The dividend is expected to be paid on August 15, 2005 to the shareholders of record as of the close of business on August 8, 2005.

Related Party Transactions

Advisory Fee — NorthStar Funding LLC

In 2001, our predecessor entered into an advisory agreement with the NSF Venture, pursuant to which it receives as compensation for its management of investments of the NSF Venture an advisory fee equal to 1% per annum of the capital invested by the NSF Venture. Additionally, NorthStar Funding Managing Member LLC is entitled to an incentive profit participation equal to 10% of the profit after a minimum required return on the NSF Venture's capital and a return of and on capital based upon the operating performance of the NSF Venture's investments. Prior to the contribution of the initial investments to our operating partnership and the related IPO transactions, NorthStar Funding Managing Member LLC received 75% of this incentive profit participation equal to 10% of the profit after a minimum required return on NSF Venture's capital and a return of and on capital based on the operating performance of the NSF Venture's investments. We earned and recognized advisory fees from the NSF Venture of approximately $109,000 and $300,000 for the three and six months ended June 30, 2005. Our predecessor earned and recognized advisory fees from the NSF Venture of approximately $240,000 and $493,000 for the three and six months ended June 30, 2004. We have received combined profit participation distributions of $925,000 during the six months ended June 30, 2005. Because such distributions may have to be refunded, no profit participation distributions were recognized as income pursuant to Method 1 of Emerging Issues Task Force Topic D-96.

Advisory and Management Fee Income

In August 2003, July 2004, March 2005 and June 2005, CDO I, CDO II, and CDO III, respectively, entered into agreements with NS Advisors, to perform certain advisory services. We earned total fees of approximately $1,019,000 and $1,770,000 for the three and six months ended June 30, 2005. Our predecessor earned total fees of approximately $344,000 and $689,000 for the three and six months ended June 30, 2004. The unpaid advisory fees of $570,000 and $82,000 are included in due from affiliates in our condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004. We also earned a structuring fee of $500,000 in connection with the closing of CDO III for the six months ended June 30, 2005, which was used to reduce our investment in debt securities available for sale.

ALGM

On December 28, 2004, we terminated the asset management agreement with Emmes Asset Management Co. LLC, an affiliate of NorthStar Capital, for a contractual termination payment of approximately $380,000, which is equal to two quarters of payments of the annual fee of $760,000. On that date, ALGM and Emmes entered into a new asset management agreement which is cancelable on 30 days notice by ALGM. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, subject to certain provisions. Total fees incurred under the asset management agreement were $61,000 and $118,000 for the three and six months ended June 30, 2005.

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

Total fees and expenses incurred by us under the shared facilities and services agreement amounted to $0.3 million and $0.6 million for the three and six months ended June 30, 2005.

Contractual Commitments

As of June 30, 2005, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Mortgage loan – ALGM	$14,673	$14,673	$—	$—	$—
Mortgage loan – Chatsworth	43,904	127	558	619	42,600
Mezzanine loan payable – Chatsworth	13,000	—	2,309	2,859	7,832
Repurchase agreements	218,912	218,912	—	—	—
Securities sold, not yet purchased	13,081	13,081	—	—	—
CDO bonds payable	300,000	—	—	—	300,000
Liability to subsidiary trusts issuing preferred securities	67,020	—	—	—	67,020
WA Temporary Repurchase Agreement	21,884	21,884	—	—	—
Capital leases(1)	17,954	176	712	934	16,132
Operating leases	13,845	414	1,104	944	11,383
Total contractual obligations	$724,273	$269,267	$4,683	$5,356	$444,967

(1)	Includes interest on the capital leases

Off Balance Sheet Arrangements

As of June 30, 2005, we had the material off balance sheet arrangements described below.

We have provided an indemnity to NorthStar Partnership for any liability it may have under its limited guaranties to the lender under ALGM's mortgage loan. At June 30, 2005, NorthStar Partnership had a maximum exposure of $14.7 million under its guaranty to Greenwich Capital for such triggering events as fraud, misapplication of funds and failure to pay taxes. NorthStar Partnership also provided Greenwich Capital with a limited repayment guaranty that may be triggered by the termination of a lease related to one of the properties in the New York property portfolio. The maximum exposure for such lease termination was equal to $2.5 million at June 30, 2005.

Our potential losses in CDO I, CDO II and CDO III are limited to our aggregate carrying value which was approximately $74.4 million at June 30, 2005.

The terms of the portfolio of real estate securities held by CDO I, CDO II and CDO III are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II and CDO III have not incurred any losses on any of their securities investments from the date of purchase through June 30, 2005. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II and CDO III, each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II and CDO III. Our residual interests in the cash flows of CDO I, CDO II and CDO III are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II and CDO III as of June 30, 2005:

	CDO Collateral			CDO Notes
	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes (in thousands)(1)	Weighted Average Interest Rate	Stated Maturity
CDO I	$356,010	6.57%	6.70	$336,800	6.03%	8/1/2038
CDO II	$397,825	6.11%	7.47	$360,930	5.37%	6/1/2039
CDO III	$400,856	6.12%	7.00	$361,000	3.37%	6/1/2040

(1)	Includes only notes held by third parties.

CDO I, CDO II and CDO III are variable interest entities. However, management has determined that we are not, and our predecessor was not, the primary beneficiary of CDO I, CDO II or CDO III and as such, in accordance with FIN 46R, we did not consolidate CDO I, CDO II or CDO III. The FASB has continued to discuss potential refinements to FIN 46R associated with, among other things, the types of interests which create variability and which type of interests absorb income and loss variability, and how such income and loss variability should be measured. In the event that the FASB modifies its interpretation of FIN 46R as it applies to the consolidation of variable interest entities, we would reevaluate our determination of the primary beneficiary. Depending on the modifications which are made, it is possible that the Company may be required to consolidate our interests in our CDOs in the future.

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

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income before minority interests for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended June 30, 2005
Funds from Operations:
Income before minority interests	$1,453,000	$2,895,000
Adjustments:
Depreciation and amortization	1,046,000	1,984,000
Real estate depreciation and amortization — unconsolidated ventures	—	—
Funds from Operations	$2,499,000	$4,879,000
Adjusted Funds from Operations:
Funds from Operations	$2,499,000	$4,879,000
Straightline rental income, net	(113,000)	(212,000)
Amortization of deferred compensation	959,000	1,759,000
Adjusted Funds from Operations	$3,345,000	$6,426,000

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. We are subject to credit risk and interest rate risk with respect to our investments in subordinate real estate debt and real estate securities. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. A hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $4,325,000, offset by an increase in our interest expense of approximately $3,481,000 on our variable rate liabilities.

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

On June 30, 2005, the real estate securities that serve as collateral for CDO I, CDO II and CDO III each had an overall weighted average credit rating of approximately BBB – and approximately 73.13%, 74.44% and 71.3%, respectively, of these securities are investment grade.

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

Net Lease Properties

Our ability to manage the interest rate risk and credit risk associated with the assets we acquire is integral to the success of our net lease properties investment strategy. Although we may, in special situations, finance our purchase of net lease assets with floating rate debt, our general policy will be to mitigate our exposure to rising interest rates by financing our purchases with fixed rate mortgages. We will seek to match the term of fixed rate mortgages to our expected holding period for the underlying asset. Factors we will consider to assess the expected holding period will include, among others, the primary term of the lease as well as any extension options that may exist.

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

Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR rate on the DBAG facility, we entered into various swap agreements to fix the LIBOR rate on a portion of our variable rate debt. The fixed LIBOR rates ranges from 4.18% to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of June 30, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Maturity
Interest rate swaps, treated as hedges	$26,349	($663)	December 2010 - August 2018

ITEM 4.    CONTROLS AND PROCEDURES

NorthStar Realty Finance Corp. (the "Company") became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") on October 25, 2004, the effective date of the Company's registration statement relating to its IPO. On October 29, 2004, the Company received an initial portfolio of real estate-related investments (the Initial Investments") pursuant to certain contribution agreements with subsidiaries of NorthStar Capital Investment Corp. ("NCIC") and commenced operations. The financial statements included in this Quarterly Report on Form 10-Q are for the Company as of June 30, 2005 and for the three and six months ended June 30, 2005 and for NorthStar Realty Finance Corp. Predecessor (the "Predecessor"), a combination of NCIC's controlling and non-controlling interests in entities representing the Initial Investments, as of December 31, 2004 and for the three and six months ended June 30, 2004.

The Company formed a Disclosure Committee in November 2004 in order to assure that its disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Disclosure Committee is currently comprised of each of the Company's five executive officers and the Company's in-house corporate counsel. Meetings frequently include other employees with knowledge of information that may be considered material in the SEC reporting process. The Disclosure Committee has been given the responsibility of developing and assessing the financial and non-financial information to be included in the Company's SEC reports and assisting the Company's chief executive officer and chief financial officer in connection with their certifications contained in the Company's SEC reports. The Disclosure Committee meets and reports to the Audit Committee on at least a quarterly basis.

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

Commencing in December 2004 and continuing into the third quarter of 2005, the Company has undertaken a number of initiatives to remedy the deficiencies identified by management in the Predecessor's internal controls over financial reporting so that the Company's disclosure controls and procedures will be effective for subsequent periods. In this regard, the Company (1) hired a chief accounting officer with significant GAAP and SEC financial reporting experience on January 20, 2005, (2) hired three additional accounting staff members (3) hired a manager of operations for its securities trading and CDO related activities, (4) hired an in-house corporate counsel (5) implemented policies to enhance communication between business unit and financial reporting personnel in order to ensure comprehensive review by management level business unit personnel of the recording of Company transactions, (6) retained an outside accounting firm to review processes and procedures that the Company has adopted in connection with its financial reporting and to assist in the preparation and review of its financial reports, (7) adopted processes for documenting and verifying the accounting for CDO related transactions, and (8) implemented procedures requiring more detailed, timely and comprehensive reporting from third party service providers, including its CDO warehouse provider. In addition, the Company has improved its training of accounting and financial reporting personnel by formalizing in writing and distributing to personnel the accounting policies and treatment of transactions entered into by each business segment of the Company.

The Company believes that the initiatives described above, some of which have already been taken and others of which are in the process of being implemented, will, when fully implemented, substantially remedy the deficiencies noted above. However, as a result of the material weakness identified in the Predecessor's internal controls over financial reporting for the three months ended September 30, 2004, the issues that arose during the course of the review in December 2004 of the financial statements to be included in the Third Quarter Form 10-Q, and the timing of the implementation of the corrective actions described above, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures at June 30, 2005 were not effective to ensure that financial information related to such items was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. However, based upon their knowledge, which includes a review of the financial statements included in this report, the Company's chief executive officer and chief financial officer believe that the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company and the Predecessor as of and for the periods presented in this report.

The Company has and will continue to evaluate the effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take corrective action and implement improvements as appropriate.

Except for the initiatives described above, there were no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

729 7th Avenue Realty Corp. v. 729 Demi-Tasse LLC

In connection with the sale of 729 Seventh Avenue, 729 7th Realty Corp., an affiliate of the Riese Organization's National Restaurant Management Inc., agreed to discontinue the legal action that it had brought in New York State Supreme Court, New York County, against 729 Demi-Tasse LLC, the fee owner of 729 Seventh Avenue, settling our only material pending legal action.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        None.

(b)        As disclosed in our quarterly report on Form 10-Q for the quarter ending September 30, 2004, we consummated an initial public offering of our common stock in October 2004 pursuant to a registration statement that was declared effective on October 25, 2004 (File No. 333-114675) and we estimated initial public offering expenses of approximately $7.3 million, resulting in estimated net offering proceeds to us, after deducting the underwriting discount and expenses, of $170.1 million. We have incurred initial public offering expenses of approximately $7.6 million, resulting in net offering proceeds of the initial public offering to us, after deducting the underwriting discount and expenses, of approximately $169.8 million. As of June 30, 2005, we have deployed all of the net offering proceeds of the initial public offering.

(c)        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of shareholders was held on June 23, 2005 (the "Meeting"). At the close of business on the record date for the Meeting (which was May 16, 2005), there were 21,249,736 shares of common stock outstanding and entitled to vote at the Meeting. Holders of 20,686,725 shares of common stock (representing a like number of votes) were present at the Meeting, either in person or by proxy.

At the Meeting, the following individuals were elected to the Company's Board of Directors to hold office for a one-year term and until his or her successor is duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
William V. Adamski	20,679,725	7,000
Preston Butcher	20,675,225	11,500
David T. Hamamoto	20,679,725	7,000
Judith A. Hannaway	20,623,725	63,000
Wesley D. Minami	20,679,725	7,000
W. Edward Scheetz	19,893,525	793,200
Frank V. Sica	20,599,025	87,700

At the Meeting, the Company's shareholders also ratified the appointment of Grant Thornton LLP as the Company's independent auditors for fiscal year 2005, by the following vote:

In Favor	Against	Abstained
20,084,925	601,800	0

ITEM 5.    OTHER INFORMATION

(a)        None.

(b)        None.

ITEM 6.    EXHIBITS

(a)	Exhibits

Exhibit No.	Description

2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*

2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*

2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*

3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))

3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))

3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on April 27, 2005)

4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*

10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*

10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*

10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*

10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))

10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*

10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*

10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*

10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*

10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*

10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*

10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*

10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))

10.13	NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*

10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*

10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))

10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch**

10.17	Indenture, dated as of April 12, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee***

10.18	Amended and Restated Trust Agreement, dated as of April 12, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees***

10.19	Indenture, dated as of May 25, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee

10.20	Amended and Restated Trust Agreement, dated as of May 25, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees

10.21	Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association

31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act

31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act

32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ending December 31, 2004.

***	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Amendment No. 1 to the Annual Report on Form 10-K for the year ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.

Date: August 12, 2005 By:	/S/David T. Hamamoto Name: David T. Hamamoto Title: Chief Executive Officer

By:	/S/Mark E. Chertok Name: Mark E. Chertok Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on April 27, 2005)
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*

Exhibit No.	Description
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch**
10.17	Indenture, dated as of April 12, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee***
10.18	Amended and Restated Trust Agreement, dated as of April 12, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees***
10.19	Indenture, dated as of May 25, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee
10.20	Amended and Restated Trust Agreement, dated as of May 25, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees
10.21	Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit No.	Description
*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.
**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ending December 31, 2004.
***	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Amendment No. 1 to the Annual Report on Form 10-K for the year ending December 31, 2004.