Form 10-Q
period 2005-09-30
NORTHSTAR REALTY
filed 2005-11-14
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

YES [X] NO [   ].

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

YES [   ] NO [X].

THE COMPANY HAS ONE CLASS OF COMMON STOCK, PAR VALUE $0.01 PER SHARE, WITH 21,264,930 SHARES OUTSTANDING AS OF NOVEMBER 14, 2005.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

INDEX		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 (unaudited) and Condensed Combined Statements of Operations for the three and nine months ended September 30, 2004 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (unaudited) and Condensed Combined Statement of Cash Flows for the nine months ended September 30, 2004 (unaudited)	5
	Notes to the Condensed Consolidated and Condensed Combined Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	52
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults upon Senior Securities	54
Item 4.	Submission of Matters to a Vote of Security Holders	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
SIGNATURES		58

PART 1 — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Northstar Realty Finance Corp. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Cash and cash equivalents	$20,524,000	$47,733,000
Restricted cash	10,250,000	2,713,000
Debt securities held for trading	33,022,000	826,611,000
Operating real estate — net	138,504,000	43,544,000
Debt securities available for sale	179,933,000	37,692,000
CDO deposit and warehouse agreements	2,500,000	2,988,000
Collateral held by broker	26,878,000	24,831,000
Real estate debt investments	524,716,000	70,841,000
Investments in and advances to unconsolidated ventures	4,232,000	5,363,000
Receivables, net of allowance of $23,000 and $1,000 in 2005 and 2004	3,892,000	1,926,000
Unbilled rents receivable, net of allowance of $0 and $4,137,000 in 2005 and 2004	1,277,000	5,567,000
Due from affiliates	219,000	176,000
Deferred costs and intangible assets, net	31,470,000	4,233,000
Assets held for sale	21,040,000	—
Other assets	3,468,000	4,132,000
Total assets	$1,001,925,000	$1,078,350,000
Liabilities and Stockholders' Equity:
Liabilities:
Mortgage notes and loans payable	$137,400,000	$40,557,000
Liability to subsidiary trusts issuing preferred securities	67,020,000	—
CDO bonds payable	300,000,000	—
Credit facilities	204,804,000	27,821,000
Repurchase obligations	58,302,000	800,418,000
Securities sold, not yet purchased	24,790,000	24,114,000
Obligations under capital leases	3,356,000	3,303,000
Accounts payable and accrued expenses	7,029,000	5,603,000
Due to affiliates	70,000	250,000
Other liabilities	2,637,000	528,000
Total liabilities	805,408,000	902,594,000

Minority interest	38,462,000	32,447,000
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 21,264,930 and 21,249,736 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	213,000	212,000
Additional paid-in capital	139,565,000	145,697,000
Retained earnings (deficit)	13,055,000	(2,439,000)
Accumulated other comprehensive income	5,222,000	(161,000)
Total stockholders' equity	158,055,000	143,309,000
Total liabilities and stockholders' equity	$1,001,925,000	$1,078,350,000

See accompanying notes to the condensed consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Condensed Consolidated and Condensed Combined Statements of Operations
(Unaudited)

	The Company (consolidated)	The Predecessor (combined)	The Company (consolidated)	The Predecessor (combined)
	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Revenues and other income:
Rental and escalation income	$2,983,000	$—	$7,857,000	$—
Advisory and management fee income	21,000	57,000	92,000	165,000
Advisory and management fee income – related parties	1,162,000	952,000	3,233,000	2,134,000
Interest income	11,657,000	22,000	26,770,000	22,000
Interest income- related parties	1,824,000	906,000	5,128,000	1,469,000
Other revenue	2,000	—	7,000	—
Total revenues	17,649,000	1,937,000	43,087,000	3,790,000
Expenses:
Real estate properties – operating expenses	586,000	—	1,722,000	—
Interest expense	8,812,000	201,000	21,126,000	201,000
Management fees – related party	24,000	—	67,000	—
General and administrative:
Direct:
Salaries and other compensation	1,395,000	238,000	3,934,000	838,000
Shared services – related party	344,000	—	1,030,000	—
Equity based compensation	740,000	—	2,499,000	—
Insurance	257,000	—	687,000	—
Accounting and auditing fees	133,000	—	1,362,000	—
Other general and administrative	735,000	46,000	2,665,000	147,000
Allocated:
Salaries and other compensation	—	1,520,000	—	2,764,000
Insurance	—	90,000	—	285,000
Other general and administrative	—	323,000	—	845,000
Total general and administrative	3,604,000	2,217,000	12,177,000	4,879,000
Depreciation and amortization	1,080,000	—	2,833,000	—
Total expenses	14,106,000	2,418,000	37,925,000	5,080,000
Income (loss) from operations	3,543,000	(481,000)	5,162,000	(1,290,000)
Equity in earnings of unconsolidated/uncombined ventures	61,000	487,000	167,000	1,351,000
Unrealized gain (loss) on investments and other	414,000	(292,000)	963,000	425,000
Realized gain (loss) on investments and other	1,661,000	636,000	2,162,000	636,000
Net income before minority interest	5,679,000	350,000	8,454,000	1,122,000
Minority interest	(1,171,000)	—	(1,743,000)	—
Net income from continuing operations	$4,508,000	$350,000	$6,711,000	$1,122,000
Income from discontinued operations, net of minority interest	108,000	—	153,000	—
Gain on sale from discontinued operations, net of minority interest	—	—	8,630,000	—
Net income	$4,616,000	$350,000	$15,494,000	$1,122,000
Other comprehensive income:
Unrealized gain on debt securities available for sale and derivatives	1,671,000	655,000	5,383,000	1,131,000
Comprehensive income	$6,287,000	$1,005,000	$20,877,000	$2,253,000
Net income per share from continuing operations	$0.21		$0.32
Income from discontinued operations	0.01		0.01
Gain on sale of discontinued operations	—		0.41
Net income available to common shareholders	$0.22		$0.74
Weighted average number of shares of common stock:
Basic	21,264,930		21,255,190
Diluted	26,790,161		26,774,300

See accompanying notes to the condensed consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Condensed Consolidated and Condensed Combined Statements of Cash Flows
(Unaudited)

	The Company (consolidated)	The Predecessor (combined)
	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
Net cash provided by operating activities	$807,021,000 (1)	$2,368,000
Cash flows from investing activities:
Return of investment in debt securities	—	818,000
Additions to operating real estate, net	(150,289,000)	—
Net proceeds from disposition of operating real estate	27,988,000	—
Purchase of debt securities available for sale	(139,154,000)	(27,499,000)
Purchases of real estate debt investments	(453,268,000)	—
Increase in CDO warehouse deposits	(2,500,000)	(3,034,000)
Proceeds from disposition of debt securities available for sale	9,186,000	—
Proceeds from CDO warehouse	988,000	9,500,000
Restricted cash (CDO IV)	(6,654,000)	—
Contributions to unconsolidated/uncombined ventures	(2,026,000)	(1,048,000)
Distributions from unconsolidated/uncombined ventures	3,134,000	1,319,000
Net cash used in investing activities	(712,595,000)	(19,944,000)

Cash flows from financing activities:
Settlement of short sale obligation	(24,148,000)	—
Collateral held by broker	(2,047,000)	(12,933,000)
Capital contributions by owners of the Predecessor	—	9,392,000
Mortgage principal repayments	(25,980,000)	—
Mortgage notes and loan borrowings	122,823,000	17,517,000
Liability to subsidiary trusts issuing preferred securities	67,020,000	—
Deferred financing costs.	(10,495,000)	—
Proceeds from credit facilities	410,572,000	—
Repayment of credit facilities	(233,589,000)	—
Repurchase obligation repayments	(742,116,000)	—
Proceeds from securities sold, not yet purchased	24,671,000	12,585,000
Proceeds from issuance of CDO bonds	300,000,000	—
Receivable from affiliates	—	(1,125,000)
Dividends and distributions	(8,037,000)	(6,809,000)
Settlement of derivative	(309,000)	—
Net cash (used in) provided by financing activities	(121,635,000)	18,627,000
Net (decrease) increase in cash & cash equivalents	(27,209,000)	1,051,000
Cash & cash equivalents — beginning of period	47,733,000	1,013,000
Cash & cash equivalents — end of period	$20,524,000	$2,064,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,837,000	$—
Supplemental disclosure of non-cash operating and investing activities:
Reclassification of CDO deposit to debt securities available for sale	$2,690,000	$—
Write off of deferred cost and straight-line rents in connection with disposition of operating real estate	$2,715,000	$—
Reclassification to Assets held for sale:
Operating real estate, net	$18,854,000	—
Unbilled rent receivable	2,065,000	—
Deferred costs and intangibles, net	121,000	—
Total reclassification to Assets held for sale	$21,040,000	—
FASB 141 purchase price allocation:
Deferred costs and intangibles, net	$18,370,000	—
Other assets	1,288,000	—
Other liabilities	(54,000)	—
Total reclassification from Operating real estate, net	$19,604,000	—

(1)	Includes $793.6 million of proceeds from sales of debt securities held for trading.

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

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment, or SFAS No. 123 (R), which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123 (R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) is effective for fiscal years beginning after June 15, 2005. The impact of adopting SFAS No. 123 (R) is not expected to have a material adverse impact on our financial condition or results of operations.

3.    Property

Acquisitions

Chatsworth, California

On January 14, 2005, the Company closed the acquisition of a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA (the "Chatsworth properties"), for $63.5 million. The properties are net leased to Washington Mutual Bank under leases that expire in September 2015. The Company financed the acquisition with a $44 million first mortgage, and a $13 million mezzanine loan which was funded by the warehouse provider under the warehouse agreement for CDO III. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. One of the properties is subject to a ground lease. The ground lease has an initial remaining term of 35 years and two five-year extension options. The ground lease also provides for periodic increases in base rent based on the change in the Consumer Price Index.

Salt Lake City Property

On August 2, 2005, the Company closed a $22.0 million acquisition of a 117,553 square foot office building in Salt Lake City, Utah, (the "GSA property") which is 100% leased to the General Services

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

Administration ("GSA") under a lease that expires in April 2012. The property is financed with a 5.16% fixed rate, seven year non-recourse first mortgage loan of $17 million.

EDS Portfolio

On September 30, 2005, the Company acquired a portfolio of four office buildings with 387,842 square feet of rentable space located in Rancho Cordova, California, Auburn Hills, Michigan and Camp Hill, Pennsylvania for $61.4 million. The four office properties are net leased to Electronic Data Systems Corp., (the "EDS Portfolio"), under leases expiring in 2015. The Company financed the acquisition with a $49.1 million non-recourse mortgage with a fixed rate of 5.37% which matures in 2015.

The Company has made a preliminary allocation of the purchase price to property components pending receipt of the final appraisals of the office properties.

Operating Real Estate Dispositions

729 Seventh Avenue

The Company sold its interest in a 19,618 square foot retail condominium unit at 729 Seventh Avenue ("729") in New York City for $29.0 million. The transaction closed on June 30, 2005. The gain on sale was approximately $8.6 million, net of minority interest, for the three and nine months ended September 30, 2005.

The proceeds of the sale were used to pay down approximately $25.1 million of an existing mortgage and the remaining balance was reinvested into a similar property acquisition to effectuate a Section 1031-tax free exchange under the Internal Revenue Code.

In connection with the sale, 729 7th Realty Corp., an affiliate of the Riese Organization's National Restaurant Management Inc., agreed to discontinue the legal action that it had brought against the Company, settling the Company's only material pending legal action. See Note 13.

1552 Broadway

The Company formally initiated an effort to market one of its operating real estate properties located at 1552 Broadway ("1552") and on July 28, 2005, obtained board of directors approval for the sale. The Company has met the held for sale criteria in accordance with FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The property was classified as held for sale in the condensed consolidated balance sheets at September 30, 2005 and its operations classified as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

The following table summarizes income from discontinued operations, net of minority interest and related gain on sale of discontinued operations, net of minority interest, for the three and nine months ended September 30, 2005, for 729 and 1552 (in thousands):

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Revenue:
Rental and escalation income	$615	$3,394
Interest and other	99	275
Total revenue	714	3,669
Operating Expenses:
Real estate property operating expenses	235	949
General and administrative	6	159
Interest expense	337	2,052
Depreciation and amortization	—	316
Total expenses	578	3,476
Income from discontinued operations	136	193
Gain on disposition of discontinued operations	—	10,871
Income from discontinued operations before minority interest	136	11,064
Minority interest	(28)	(2,281)
Income from discontinued operations, net of minority interest	$108	$8,783

729 and 1552 were held as equity investments by our Predecessor; accordingly there are no corresponding discontinued operations in the condensed combined statements of operations for the three and nine months ending September 30, 2004.

4.    Debt Securities Available for Sale

The Company accounts for its investments in CDO I, CDO II, CDO III and CDO V (collectively "Investment Grade CDO Investments") as debt securities available for sale pursuant to Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Company's potential loss is limited to its investment grade CDO Investments of approximately $107.0 million as of September 30, 2005. As of that date, the Company also has $72.9 million of commercial mortgage backed securities ("CMBS") investments which are recorded at fair market value, net of premium and discount. For the three and nine months ended September 30, 2005, the Company recognized an unrealized gain of approximately $1.7 million and $5.4 million related to the change in fair value of these investments, respectively.

The Investment Grade CDO Investments are variable interest entities; however, neither the Company nor the Predecessor are the primary beneficiary under FASB Interpretation No 46R ("FIN 46R"), "Consolidation of Variable Interest Entities," and has not consolidated these variable interest entities.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

CDO I

The following is a summary of the real estate securities which were held by CDO I on
September 30, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Rating (S&P/Fitch)	Coupon	Term (Years)
CMBS	$223,046	63.4%	BBB/BBB–	6.59%	6.21
Unsecured REIT Debt	111,020	31.5%	BBB–	7.46%	6.86
Real Estate CDO	18,000	5.1%	BBB/BBB–	7.74%	7.26
Total	$352,066	100.0%	BBB/BBB–	6.60%	6.47

The following table lists the CDO bonds payable to third parties for CDO I at September 30, 2005 (in thousands):

Class	Original Note Balance	Principal Repayments	Note Balance At 9/30/05	Interest Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$250,000	$(46,224)	$203,776	LIBOR + 0.42%	8/1/2038	Aaa/AAA/AAA
A-2A	45,000	—	45,000	LIBOR + 0.95%	8/1/2038	Aa2/AAA/AAA
A-2B	15,000	—	15,000	5.68%	8/1/2038	Aa2/AAA/AAA
B-1	15,000	—	15,000	LIBOR + 1.675%	8/1/2038	NR/A+/A+
B-2	10,000	—	10,000	LIBOR + 1.80%	8/1/2038	A3/A/A
C-1A	5,000	—	5,000	LIBOR + 3.00%	8/1/2038	Baa3/A–/BBB+
C-1B	5,000	—	5,000	7.70%	8/1/2038	Baa3/A–/BBB+
C-2	24,000	—	24,000	7.01%	8/1/2038	NR/BBB/BBB
D-1A	10,000	—	10,000	LIBOR + 2.30%	8/1/2038	NR/BB+/BB+
D-1B	4,000	—	4,000	7.01%	8/1/2038	NR/BB+/BB+
	$383,000	$(46,224)	$336,776

The weighted average interest rate for the CDO I bonds payable was 6.05% at September 30, 2005, including the effect of the interest rate swap held by the CDO.

CDO II

The following is a summary of the real estate securities, which were held by CDO II at September 30, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Ratings (S&P/Fitch)	Coupon	Term (Years)
CMBS	$280,578	71.31%	BBB	6.49%	7.02
Unsecured REIT Debt	92,615	23.53%	BBB–	5.29%	7.71
Real Estate CDO	20,292	5.16%	BBB–	6.73%	8.56
Total	$393,485	100.00%	BBB/BBB–	6.22%	7.26

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

The following table lists the CDO bonds payable to third parties for CDO II at September 30, 2005 (in thousands):

Class	Original Note Balance	Principal Repayment	Note Balance At 9/30/05	Interest Rate	Stated Maturity Date	Ratings (Moody's/ S&P/Fitch)
A-1	$236,000	$(7,917)	$228,083	LIBOR + 0.35%	6/1/2039	Aaa/AAA/AAA
A-2A	42,000	—	42,000	LIBOR + 0.55%	6/1/2039	NR/AAA/AAA
A-2B	15,000	—	15,000	5.55%	6/1/2039	NR/AAA/AAA
B-1	12,000	—	12,000	LIBOR + 0.8%	6/1/2039	A2/A/A+
B-2	14,000	—	14,000	LIBOR + 1.05%	6/1/2039	A3/A–/A
C-1	24,000	—	24,000	LIBOR + 2.00%	6/1/2039	Baa3/BBB+/A–
C-2a	6,000	—	6,000	LIBOR + 2.35%	6/1/2039	NR/BBB/BBB+
C-2b	16,000	—	16,000	6.591%	6/1/2039	NR/BBB/BBB+
	$365,000	$(7,917)	$357,083

The weighted average interest rate for the CDO II bonds payable was 5.49% at September 30, 2005, including the effect of the interest rate swap held by the CDO.

CDO III

In March 2005, the Company closed its third CDO issuance ("CDO III") and acquired all of the unrated income notes of CDO III for $17.5 million with a face amount of $23 million and also purchased the BB-rated Class D Notes, with a face amount of $16.0 million, for $14.1 million.

The following is a summary of the real estate securities, which were held by CDO III at September 30, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Ratings (S&P/Fitch)	Coupon	Term (Years)
CMBS	$284,083	70.7%	BBB–/BB+	6.21%	6.26
Unsecured REIT Debt	61,580	15.3%	BBB–	5.81%	8.30
Other Real Estate Interests	28,536	7.1%	A–	6.80%	7.58
Real Estate CDO	27,730	6.9%	BBB	6.30%	7.34
Total	$401,929	100.0%	BBB–	6.20%	6.74

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

The following table lists the CDO bonds payable to third parties for CDO III at September 30, 2005 (in thousands):

Class	Original Note Balance	Principal Repayments	Note Balance At 9/30/05	Interest Rate	Stated Maturity Date	Ratings (S&P/Fitch)
A-1	$294,000	$—	$294,000	LIBOR + 0.28%	6/1/2040	AAA/AAA
A-2A	15,000	—	15,000	LIBOR + 0.50%	6/1/2040	AA/AA
A-2B	5,000	—	5,000	5.042%	6/1/2040	AA/AA
B	17,000	—	17,000	LIBOR + 0.85%	6/1/2040	A–/A–
C-1a	10,000	—	10,000	LIBOR + 1.25%	6/1/2040	BBB+/BBB+
C-1b	6,000	—	6,000	5.804%	6/1/2040	BBB+/BBB+
C-2a	12,000	—	12,000	LIBOR + 1.55%	6/1/2040	BBB/BBB
C-2b	2,000	—	2,000	6.135%	6/1/2040	BBB/BBB
	$361,000	$—	$361,000

The weighted average interest rate for the CDO III bonds payable was 5.40% at September 30, 2005, including the effect of the interest rate swap held by the CDO.

CDO V

In September 2005, the Company closed its fourth investment grade CDO issuance ("CDO V"). CDO V issued $500 million of bonds which were collateralized by a portfolio of real estate securities of approximately $500 million. Upon the closing of CDO V, the Company purchased the BB rated Class F Notes, with a face amount of approximately $12.8 million, at par, the BBB- rated Class E Notes, with a face amount of $5.0 million at par, and the unrated Income Notes, with a face amount of $20.8 million for $25.5 million.

The Company has recorded a realized and unrealized gain of $0.6 million and $0.5 million, respectively, for the three and nine months ended September 30, 2005 related to the change in fair value of the warehouse agreement for CDO V. The realized gain represents the net interest earned during the warehouse period on the securities that were accumulated and the unrealized gain represents the change in the fair value of the accumulated securities during the warehouse period.

In addition, the Company has recorded a realized gain of $0.8 million for the three and nine months ended September 30, 2005 on the sale of a portion of the Class D BB rated securities of CDO II held by the Company to CDO V.

The following is a summary of the real estate securities, which were held by CDO V at September 30, 2005 (in thousands):

			Weighted Average
	Principal	Percentage of Principal	Ratings (S&P/Fitch)	Coupon	Term (Years)
CMBS	$320,023	65.19%	BBB	5.75%	8.87
Unsecured REIT Debt	112,256	22.86%	BBB	6.01%	9.90
Other Real Estate Interests	33,700	6.86%	AAA	5.33%	0.25
Real Estate CDO	25,000	5.09%	BBB–	6.75%	9.01
Total	$490,979	100.00%	BBB	5.84%	8.52

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

The following table lists the CDO bonds payable to third parties for CDO V at September 30, 2005 (in thousands):

Class	Original Note Balance	Principal Repayments	Note Balance At 9/30/05	Interest Rate	Stated Maturity Date	Ratings (S&P/Fitch)
A-1	$339,735	$—	$339,735	LIBOR+0.265%	3/1/2014	AAA/AAA
A-2	47,000	—	47,000	LIBOR+0.350%	7/1/2015	AAA/AAA
B	41,400	—	41,400	LIBOR+0.450%	5/1/2016	AA/AA
C	18,125	—	18,125	5.311%	1/1/2017	A/A
D	15,240	—	15,240	6.205%	8/1/2017	BBB/BBB
	$461,500	$—	$461,500

The weighted average interest rate for the CDO V bonds payable was 2.89% at September 30, 2005, including the effect of the interest rate swap held by the CDO.

5.    CDO Deposit and Warehouse Agreements

Warehouse Agreement for CDO VII

On September 27, 2005, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the Company's direction, with the expectation of selling such securities to the Company's fifth investment grade CDO issuance ("CDO VII"). As of September 30, 2005, the Company has deposited $2.5 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank had accumulated no real estate securities under the terms of the warehouse agreement as of September 30, 2005. The CDO VII warehouse agreement also provides for the Company's notional participation in the income that the assets generate after deducting a notional debt cost. The agreement is being treated as a non-hedge derivative for accounting purposes and is marked-to-market through income. The Company recorded no gain or loss for the three and nine months ended September 30, 2005 related to the change in fair value of the warehouse agreement.

6.    Debt Securities Held for Trading

As of September 30, 2005, the Company's debt securities held for trading had a market value of $33.0 million and the remaining obligations under the related repurchase agreements amounted to $31.3 million. The Company portfolio consists of three issuers which represent 54%, 24%, and 22%, respectively, of the total market value of the debt securities held for trading at September 30, 2005. The Company recorded an unrealized gain of $13,000 and an unrealized loss of $89,000 related to the change in fair value of these securities and a realized gain of $33,000 and a realized loss $157,000 related to the sales of debt securities for the three and nine months ended September 30, 2005, respectively.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

7.     Real Estate Debt Investments

At September 30, 2005 the Company held the following real estate debt investments:

	Carrying Value(1) (in thousands)	Allocation by Investment Type	Average Spread Over LIBOR
Whole loans, floating rate	$88,670	16.9%	2.77%
Subordinate mortgage interests, floating rate	273,899	52.2%	4.65%
Mezzanine loans, floating rate	162,147	30.9%	4.69%
Total / Average	$524,716	100.0%	4.34%

(1)	At September 30, 2005, approximately $327 million of these investments serve as collateral for the CDO bonds of CDO IV and the balance are financed under either the Wachovia Facility or other repurchase agreements.

As of September 30, 2005, all real estate debt investments were performing in accordance with the terms of the underlying loan agreements.

8.    Borrowings

The following is a table of the Company's outstanding borrowings as of September 30, 2005 and December 31, 2004:

	Stated Maturity	Interest Rate	Balance 9/30/05 (in thousands)	Balance 12/31/04 (in thousands)
Mortgage notes payable (non-recourse)
ALGM (1)	1/01/2006	The greater of LIBOR or 2% + 3.60%	$14,464	$40,557
Chatsworth	5/1/2015	5.65%	43,844	—
GSA	9/1/2012	5.16%	16,972	—
EDS	10/8/2015	5.37%	49,120	—
Mezzanine loan payable (Chatsworth) (non-recourse)	5/1/2014	6.64%	13,000	—
Repurchase obligations	See Repurchase Obligations below	LIBOR + 0.05% to 0.07%	58,302	800,418
DBAG facility	12/21/2007	LIBOR + 0.75% to 2.25%	—	27,821
Wachovia credit facility	7/12/2008	LIBOR + 0.20% to 3.00%	192,804	—
Bank of America credit facility	9/27/2006	LIBOR + 3.25%	12,000	—
CDO bonds payable – CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	—
Liability to subsidiary trusts issuing preferred securities Trust I	3/30/2035	8.15%	41,240	—
Trust II	6/30/2035	7.74%	25,780	—
			$767,526	$868,796

(1)	Related to assets held for sale on the condensed consolidated balance sheets.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

Mortgage Notes Payable

Chatsworth Mortgage

In connection with the acquisition of the Chatsworth Properties, a subsidiary of the Company entered into a loan agreement (the "Chatsworth Mortgage") with German American Capital Corporation for a non-recourse mortgage in the principal amount of $44.0 million (the "Loan"). The Loan is secured by first mortgage liens and security interests on the Chatsworth Properties, including two fee owned properties and the leasehold interest in the other property, including assignments of leases and rents.

The Chatsworth Mortgage matures on May 1, 2015 and bears interest at a fixed rate of 5.65%. The Loan requires monthly payments of $230,906 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $40.5 million at maturity, as well as monthly escrow deposits for ground lease payments required under the ground lease for the leasehold property. Commencing on the 112th payment date all excess cash flow, as defined in the Chatsworth Mortgage, is required to be deposited into a cash sweep reserve until $3.0 million has been deposited, through maturity of the mortgage. The Chatsworth Mortgage is not prepayable prior to maturity, but is subject to yield maintenance for any unscheduled principal prepayments prior to maturity.

The Company and its subsidiaries have agreed to comply with environmental laws and have indemnified the Lender against all liabilities and expenses related thereto.

GSA Mortgage

In connection with the acquisition of the GSA property, a subsidiary of the Company entered into a loan agreement (the "GSA Mortgage") with CBIC, Inc. for a non-recourse mortgage in the principal amount of $17.0 million. The GSA Mortgage matures on September 1, 2012 and bears interest at a fixed rate of 5.16%. The loan requires monthly payments of $100,971 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $14.3 million at maturity, as well as monthly escrow deposits for real estate taxes.

EDS Mortgage

In connection with the acquisition of the EDS portfolio, a subsidiary of the Company entered into a loan agreement with Countrywide Commercial Real Esate Finance, Inc. for a non-recourse mortgage in the principal amount of $49.1 million. The mortgage matures on October 8, 2015 and bears interest at a fixed rate of 5.37%. The loan requires monthly payments of $274,997 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $41.91 million at maturity, as well as monthly escrow deposits for real estate taxes.

Mezzanine Loan Payable

In connection with the acquisition of the Chatsworth Properties, a subsidiary of the Company entered into a non-recourse mezzanine loan agreement (the "Chatsworth Mezzanine Loan") which was assigned to, then funded by, the warehouse provider for CDO III (the "Chatsworth Mezzanine Lender") for a mezzanine loan in the principal amount of $13.0 million. The Chatsworth Mezzanine Loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period February 1, 2005 through February 1, 2006. Principal and interest payments of $170,914 are due thereafter, which will fully amortize the Chatsworth Mezzanine Loan by maturity, May 1, 2014. The Chatsworth Mezzanine Loan is secured by a pledge of our equity interest in an affiliate under the borrower of the Chatsworth Mortgage. The Chatsworth Mezzanine Loan currently constitutes a portion of the portfolio of securities owned by CDO III.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

CDO Bonds Payable

In June 2005, the Company closed its fourth CDO issuance ("CDO IV") and the Company acquired all of the below investment grade securities and income notes. The CDO IV issuer issued $300 million face amount of the CDO bonds and sold them in a private placement to third parties. The proceeds of the CDO issuance were used to repay the entire outstanding principal balance of the DBAG Facility (as defined below) of $233.6 million at closing. The CDO bonds are collateralized by $327 million of real estate debt investments, consisting of junior participations, mezzanine loans and whole loans, $60.2 million of CMBS and CDO bonds. Approximately $6.3 million of cash is available to complete the ramp-up of CDO IV, which is included in the condensed consolidated balance sheet in restricted cash at September 30, 2005. For accounting purposes, CDO IV is consolidated in the Company's condensed consolidated financial statements.

Repurchase Obligations

The Company has $58.3 million of repurchase agreements with three counterparties. These repurchase agreements are used to finance the Company's AAA-rated, short term, floating rate securities, backed by commercial or residential mortgage loans, and other investments, generally prior to obtaining permanent financing. These repurchase obligations mature in less than thirty days, with interest rates of LIBOR plus 0.05% to 0.07%. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

Wachovia Credit Facility

On July 13, 2005, a subsidiary of the Company, entered into a master repurchase agreement with Wachovia Bank, National Association (the "Wachovia Facility"). The Wachovia Facility was amended in September 2005 and currently the Company may borrow up to $350 million under this credit facility in order to finance the acquisition of primarily real estate debt and other real estate loans and securities. The additional capacity and flexibility under the amendment will allow the Company to accumulate sufficient collateral for a contemplated subordinate debt CDO ("CDO VI") and to continue to finance other investments.

Advance rates under the Wachovia Facility range from 55% to 95% (subject to increase under certain circumstances) of the value of the assets for which the advance is made. Amounts borrowed under the Wachovia Facility bear interest at one-month LIBOR plus a spread which ranges from 0.20% to 3.00%, depending on the type of asset for which the amount is borrowed. The Wachovia Facility has an initial term of three years, except that certain advances under the Wachovia Facility are required to be repaid by February 24, 2006. If a securitization transaction is not consummated by March 30, 2006, advances under the facility in excess of $150 million will be subject to a 0.48% commitment fee and a 0.25% unused facility fee. The Wachovia Facility has an initial maturity date of July 12, 2008 and, in addition, the Company must pay an unused facility fee equal to 0.25% of the unused portion of the Wachovia Facility up to $150 million (subject to the preceding sentence), commencing 120 days after July 13, 2005, payable quarterly in arrears. The Company may extend the term of the Wachovia Facility for one year if it is not in default and must pay an extension fee of 0.25% of the aggregate amount then outstanding under the facility. If the Company extends the facility's term, it will be required to retire 25% of the aggregate amount then outstanding under the facility during each quarter of the remaining year of the term. The Company paid Wachovia a $750,000 structuring fee in connection with the execution of the Wachovia Facility.

The debt outstanding under the Wachovia Facility is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments and the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

outstanding debt declines, the Company may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Wachovia to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the facility and the sale of the collateral.

Bank of America Facility

On September 28, 2005, the Company entered into a master loan, guarantee and security agreement with Bank of America, N.A., the Operating Partnership and NS Advisors LLC (the "BOA Master Loan Agreement"). The BOA Master Loan Agreement provides for an unsecured, $50 million revolving credit facility. The term of the unsecured facility is one year, with up to two one-year extensions at the discretion of Bank of America. If the unsecured facilty is not extended by Bank of America, the Company has the option in lieu of immediate repayment to amortize the outstanding principal balance of the unsecured facility in equal quarterly installments over twelve months, upon payment of a quarterly 12.5 basis point fee on the outstanding balance under the unsecured facility at September 27, 2006 and each quarter thereafter. The interest rate on the unsecured facility is LIBOR, plus 325 basis points. In connection with the facility the Company paid a origination fee of 0.50% and, in addition, must pay an unused facility fee equal to 0.50% of the unused portion of the facility.

The BOA Master Loan Agreement contains certain covenants, including, among other things, financial covenants requiring minimum cash liquidity, minimum tangible net worth, maximum debt to tangible net worth and minimum debt service coverage. The BOA Master Loan Agreement also contains certain customary representations and warranties and events of default. The obligations of the Operating Partnership, which is the borrower under the unsecured facility, are guaranteed by the Company, NS Advisors LLC and any subsidiary of the Operating Partnership whose assets are included in the borrowing base for the unsecured facility. As of September 30, 2005, the Company has drawn $12 million of borrowings under the unsecured facility.

DBAG Credit Facility

On December 21, 2004, the Company entered into a $150 million master repurchase agreement with Deutsche Bank AG, Cayman Islands Branch (as amended, the "DBAG Facility"). On March 21, 2005, this facility was amended and restated (as amended, the "DBAG Facility") to allow the Company to borrow up to $300 million in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities. The additional capacity and flexibility under the amendment of the DBAG Facility allowed the Company to accumulate sufficient collateral for CDO IV, and to continue to finance other investments. Pursuant to the terms of the DBAG Facility, the availability under the DBAG Facility was reduced to $150 million upon closing of CDO IV on June 14, 2005.

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

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

Advances under the DBAG Facility from December 31, 2004 through March 20, 2005 bore interest at one-month LIBOR, which is reset monthly, plus a spread ranging from 0.75% to 2.25%. During the period from March 21, 2005 until the close of CDO IV (the "CDO Ramp-Up Period"), amounts advanced under the DBAG Facility in order to finance the acquisition of assets to be included in CDO IV bore interest at one-month LIBOR plus a spread of 1.00% and amounts advanced for all other assets bore interest at one-month LIBOR plus a spread which ranges from 0.75% to 2.25%. After the CDO Ramp-Up Period, all amounts advanced under the amended DBAG Facility bear interest at a rate of one-month LIBOR plus the spread which ranges from 0.75% to 2.25%.

During the CDO Ramp-Up Period and thereafter, assets were financed at advance rates ranging from 40% to 92.5% of the value of the assets as applicable to the asset category.

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

Prior to September 14, 2005, the Company had financed the acquisition of securities for CDO IV through borrowings under the DBAG Facility. The Company used a portion of the proceeds from the sale of the transferred assets to repay approximately $234 million of the amount outstanding under the DBAG Facility. As of September 30, 2005 there are no outstanding borrowings under the DBAG facility.

Liability to Subsidiary Trusts Issuing Preferred Securities

On April 12, 2005 and May 25, 2005, NorthStar Realty Finance Trust and NorthStar Realty Finance Trust II, (the "Trusts") sold, in two private placements, trust preferred securities for an aggregate amount of $40 million and $25 million, respectively. The Company owns all of the common stock of the Trusts. The Trusts used the proceeds to purchase the Company's junior subordinated notes which mature on March 30, 2035 and September 30, 2035, respectively. These notes represent all of the Trusts' assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.15% and 7.74% per annum, respectively, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum.

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

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

The Company may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010 and September 30, 2010, respectively. To the extent the Company redeems notes, the Trusts are required to redeem a corresponding amount of trust preferred securities. On September 16, 2005, the Company amended the trust agreements and indentures to modify some of the payment dates for a portion of the junior subordinated notes and trust preferred securities.

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

The indenture for NorthStar Realty Finance Trust II has certain covenants that are substantially similar to those under the DBAG Facility, Wachovia Facility and the unsecured facility with Bank of America and certain restrictions on issuing any additional trust preferred securities and other subordinate unsecured debt.

Scheduled principal payment requirements on the Company's borrowings are as follows as of September 30, 2005 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities		Liability to Subsidiary Trusts Issuing Preferred Securities	Repurchase Obligations	CDO Bonds Payable(2)
2005	$58,559	$257	$—		$—	$58,302	$—
2006	19,050	16,050	3,000	(1)	—	—	—
2007	11,580	2,580	9,000	(1)	—	—	—
2008	195,526	2,722	192,804		—	—	—
2009	2,910	2,910	—		—	—	—
Thereafter	479,901	112,881	—		67,020	—	300,000
Total	$767,526	$137,400	$204,804		$67,020	$58,302	$300,000

(1)	Assumes the unsecured facility with Bank of America is not extended and assumes the payment of a quarterly 12.5 basis point fee on the outstanding balance under the unsecured facility at September 27, 2006 and each quarter thereafter.

(2)	Based on scheduled repayment date of related CDO collateral, stated maturity is 7/1/2040.

At September 30, 2005, the Company was in compliance with all covenants under its Borrowings.

9.    Related Party Transactions

Shared Facilities and Services Agreement

Total fees and expenses incurred by the Company under the shared facilities and services agreement amounted to $0.3 million and $1.0 million for the three and nine months ended September 30, 2005. No amounts were payable to NCIC at September 30, 2005.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

Advisory and Management Fee Income

NS Advisors LLC

CDO I, CDO II, CDO III and CDO V entered into agreements with the Predecessor and the Company, through NS Advisors LLC, a subsidiary, to perform certain advisory services.

The Company earned total fees of approximately $1,054,000 and $2,825,000 for the three and nine months ended September 30, 2005. The Predecessor earned total fees of $701,000 and $1,390,000 for the three and nine months ended September 30, 2004. Unpaid advisory fees of $223,000 and $82,000 are included in due from affiliates in the Company's condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

The Company also earned a structuring fee of $500,000 in connection with the closing of CDO III in March 2005, which was used to reduce its investment in CDO III which is included in debt securities available for sale in the condensed consolidated balance sheet.

NSF venture

The Company earned and recognized advisory fees of approximately $108,000 and $408,000 for the three and nine months ended September 30, 2005. The Predecessor earned and recognized $251,000 and $744,000 for the three and nine months ended September 30, 2004.

Management Fees

On December 28, 2004, ALGM terminated its existing asset management agreement with Emmes Asset Management Co. LLC ("Emmes"), an affiliate of NCIC. Pursuant to the termination provisions of the agreement, ALGM paid Emmes a contractual termination payment of approximately $385,000, which is equal to two quarters of payments of the annual existing fee. In addition, ALGM and Emmes entered into a new asset management agreement, which is cancelable on 30 days notice. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, except that in the event the assets under management are decreased the fee shall not have a minimum. Total fees incurred under this agreement amounted to $64,000 and $239,000 for the three and nine months ended September 30, 2005, of which $40,000 and $172,000, respectively, was included in discontinued operations for the three and nine months ended September 30, 2005.

Legacy Fund

On September 1, 2005, the Company entered into a loan agreement, as lender, with a subsidiary of Legacy Partners Realty Fund I, LLC, (the "Legacy Fund"), as borrowers, in the original principal amount of $66.6 million, secured by a first-priority mortgage lien on an office property located in San Jose, California. At the closing of this loan the Company funded $60.9 million of the original principal amount and has an additional $5.7 million of future funding commitments. Simultaneously with the closing of this loan, the Company entered into a participation and servicing agreement with a major financial institution pursuant to which the Company sold a 50% participation in this loan and the future funding commitments.

Additionally, on September 8, 2005, the Company entered into a loan agreement with another subsidiary of the Legacy Fund in the original principal amount of $47.4 million, secured by a first-priority mortgage lien on an office property located in San Jose, California. The Company funded $32.6 million at closing and has an additional $14.8 million of future funding commitments.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

Simultaneously with the closing of this loan, the Company entered into a participation and servicing agreement with a major financial institution pursuant to which the Company sold a 50% participation in this loan and the future funding commitments.

One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. The disinterested members of the Company's board of directors have approved this transaction.

EDS Portfolio

In connection with the acquisition of the EDS Portfolio on September 30, 2005, Koll Development Company, an affiliate of NCIC, received a brokerage commission of $921,000. The acquisition and the associated brokerage fees payable to Koll Development Company were approved in advance by all the independent members of our board of directors.

10.    Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR interest rate, the Company entered into various swap agreements to fix the LIBOR rate on a portion of the Company's variable rate debt. The fixed LIBOR rate ranges from 4.18% to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of the Company's derivative financial instruments as of September 30, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Maturity
Interest rate swaps, treated as hedges (a)	$39,912	$248	December 2010 - November 2018

(a)	Included in Other assets.

11.    Stockholders' Equity

Common Stock

On June 24, 2005, the Company granted a total of 15,194 shares to its Board of Directors as part of their annual grants.

Dividends

On April 21, 2005, the Company declared a cash dividend of $0.15 per share of common stock. The dividend was paid on May 16, 2005 to the shareholders of record as of the close of business on May 2, 2005.

On July 28, 2005, the Company declared a cash dividend of $0.15 per share of common stock. The dividend was paid on August 15, 2005 to the shareholders of record as of the close of business on August 8, 2005.

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

13.    Contingency

On August 21, 2003, an action was filed against ALGM in New York State Supreme Court, New York County (the "Complaint"). The Complaint was brought by 729 7th Realty Corp. (the "Tenant"), a subsidiary of the net lessee of the Condominium, to enforce certain rights it claims to have under its net lease with ALGM (the "Net Lease").

In connection with the sale of 729, the Tenant agreed to discontinue the legal action that it had brought against the Company, settling the Company's only material pending legal action, at no cost to the Company.

14.    Equity Based Compensation

Long Term Incentive Bonus Plan

The Company has granted certain restricted awards to certain employees and co-employees of the Company and NCIC employees who provide services to the Company pursuant to a shared services agreement. These restricted awards are subject to both employment and the Company attaining certain performance hurdles. At September 30, 2005, management has made its best estimate of the Company's performance during the performance periods, based on the facts and information then available and assumptions regarding the returns on the Company's investments at September 30, 2005. On the basis of the foregoing, management has estimated that the Company would not meet the return hurdle in either of these performance periods. If the Company does not meet the return hurdle during the performance periods, the Company will not grant any awards under this program to members of management, other of its employees and the employees of NCIC who provide services to the Company. Accordingly, no compensation expense, with respect to provisional awards under the 2004 Long Term Incentive Bonus Plan, has been recognized in the condensed consolidated financial statements for the three or nine months ended September 30, 2005.

Employee Outperformance Plan

In connection with the employment agreement of the Company's chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company's chief investment officer an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company's chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company's buyout option, he will be eligible to receive a portion of the future annual payments otherwise payable to him while employed based on a reverse vesting formula. The portion of the annual benefit

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

to which the chief investment officer is eligible after voluntary termination ranges from 20% of what he would otherwise receive for most recently created income streams to 100% of eligible income streams that are five or more years old. Approximately $25,000 of compensation has been earned by the Company's chief investment officer under this plan for the three and nine months ended September 30, 2005.

Omnibus Stock Incentive Plan

On January 30, 2005 and August 1, 2005, the Operating Partnership granted an aggregate of 22,500 and 10,250 LTIP units, resepectively, which are operating partnership units that are structured as profits interests, to certain employees of the Company pursuant to the 2004 Omnibus Stock Incentive Plan. The LTIP units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter beginning with the quarter ended April 29, 2005 and October 29, 2005, respectively. In addition, the LTIP unit holders are entitled to dividends on the entire grant.

16.    Segment Reporting

The Predecessor and the Company have three reportable segments: (i) real estate debt, (ii) real estate securities and (iii) Operating real estate investments. The Company evaluates performance primarily based on its proportionate share of the earnings of such investments. General and administrative expenses were not allocated by management to various segments and therefore are included in unallocated. The reportable segments are managed separately due to the differing nature of the business operations. The following tables set forth certain segment information for the Company on a consolidated basis and for the Predecessor on a combined basis, as of and for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Operating Real Estate	Real Estate Debt	Investment Grade Real Estate Securities	Unallocated(1)	Consolidated Total
Total revenues for the three months ended
September 30, 2005	$3,001	$9,858	$2,962	$1,828	$17,649
September 30, 2004	—	308	1,629	—	1,937

Net income before minority interest for the three months ended
September 30, 2005	110	5,377	4,260	(4,068)	5,679
September 30, 2004	343	452	1,488	(1,933)	350

Total revenues for the nine months ended
September 30, 2005	7,881	18,865	7,882	8,459	43,087
September 30, 2004	—	908	2,882	—	3,790

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

	Operating Real Estate	Real Estate Debt	Investment Grade Real Estate Securities	Unallocated(1)	Consolidated Total
Net income before minority interest for the nine months ended
September 30, 2005	$346	$10,907	$9,204	$(12,003)	$8,454
September 30, 2004	943	1,316	2,757	(3,894)	1,122

Total assets	$191,107	$638,891	$83,527	$88,400	$1,001,925

(1)	Unallocated includes interest income and interest expense related to our temporary investments and also includes corporate level general & administrative expenses.

17.    Pro Forma Financial Information

As discussed in Note 3, the Company acquired and disposed of interests in certain operating real estate properties during the nine months ended September 30, 2005. The pro forma financial information set forth below is based upon the Company's historical condensed consolidated statements of operations for the nine months ended September 30, 2005 and 2004, adjusted to give effect of these transactions as of January 1, 2004.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the tranactions occurred January 1, 2004, nor does it purport to represent the results of future operations.

(In thousands, except per share amounts)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Pro forma revenues	$48,728	$9,431
Pro forma net income	15,758	1,217
Pro forma net income per common share – basic	$0.74	—
Pro forma net income per common share - diluted	$0.73	—

18.    Subsequent Events

Dividends

On October 6, 2005, the Company declared a dividend of $0.23 per share of common stock, payable with respect to the quarter ended September 30, 2005 to stockholders of record as October 14, 2005. The Company made this payment on October 21, 2005.

Northstar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Condensed Consolidated and Condensed Combined Financial Statements

(Unaudited)

Real Estate Debt Investments

The following summarizes real estate debt investments acquired subsequent to September 30, 2005:

	Carrying Value (in thousands)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR
Whole loans, floating rate	$12,849	31.1%	—	3.25%
Whole loans, fixed rate	13,367	32.4%	5.27%	—
Mezzanine loan, floating rate	15,000	36.3%	—%	6.00%
Mezzanine loans, fixed rate	95	0.2%	15.00%	—
Total / Average	$41,311	100.0%	5.33%	4.73%

Timarron Acquisition

On October 21, 2005, the Company entered into a definitive purchase agreement with Allied Capital Corporation ("Allied Capital") to acquire Timarron Capital, Inc. ("Timarron"). Timarron, based in Dallas, Texas, was organized by former senior executives of Principal Financial and other leading financial institutions to develop a nationwide commercial mortgage loan origination platform. The closing of the acquisition is expected to occur in January 2006. Allied Capital has agreed to continue to provide Timarron with warehouse financing to fund its origination activities through the closing. The purchase price will be between $2.0 million and $2.6 million, depending upon whether certain performance hurdles are achieved by Timarron prior to the closing. Following the closing of the acquisition, Timarron will be renamed NorthStar Mortgage Capital LP. NorthStar Mortgage Capital LP will originate commercial mortgage loans for the Company's commercial real estate debt portfolio.

1552 Broadway Sale Contract

On October 25, 2005, the Company entered into a definitive agreement to sell its fee interest in the property at 1552 to The Riese Organization's Restaurant Division, National Restaurants Management Inc. ("Riese"), for a purchase price of $48 million, or $3,970 per square foot. Riese made a $2.0 million non-refundable deposit in connection with this agreement. The four-story, 12,091 square foot building is located at the corner of Broadway and West 46th Street in Times Square, New York City. The transaction, which is subject to customary closing conditions, is scheduled to close in the fourth quarter of 2005. The net book value of 1552 is approximately $22.0 million at September 30, 2005.

Sublease Agreement

The shared services agreement expired on October 29, 2005 and the Company terminated the agreement and entered into a more limited sub-lease agreement with NCIC. Under the new sublease the Company will rent on a month-to-month basis the NCIC office space currently used by the Company's accounting, legal and administrative personnel. The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement (computer, network, telephone and furniture supplied) for each person utilizing the NCIC facilities. The Company may increase or decrease the number of people needing such accommodations and the sublease rental payment will increase or decrease accordingly. Rent under the sublease is $30,001 per month commencing November 1, 2005. The sublease agreement has been approved by a majority of the independent board members of both the Company's board of directors and the board of directors of NCIC.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our and our predecessor's financial statements and notes thereto included in this report.

Organization and Overview

We are an internally-managed REIT that was formed to continue and expand the real estate debt, real estate securities and net lease businesses of NorthStar Capital Investment Corp., or NorthStar Capital. Upon the consummation of our initial public offering, or IPO, on October 29, 2004, three subsidiaries of NorthStar Capital contributed 100% of their respective interests in entities through which NorthStar Capital engaged in these businesses in exchange for units of limited partnership interest in our operating partnership and approximately $36.1 million. Our management team consists primarily of the same individuals who managed these businesses for NorthStar Capital.

We commenced operations upon the consummation of our IPO. We conduct substantially all of our operations and make our investments through our operating partnership, NorthStar Realty Finance Limited Partnership, or NorthStar Partnership, of which we are the sole general partner. Through our operating partnership, we:

•	acquire, originate and structure senior and subordinate debt investments secured primarily by income-producing real estate properties;

•	we invest in commercial real estate debt securities including commercial mortgaged backed securities, REIT unsecured debt and credit tenant loans; and

•	acquire properties that are primarily net leased to corporate tenants.

We believe that these businesses are complementary due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize securitization to finance assets and enhance returns. We seek to match fund our real estate securities and real estate debt investments, primarily by issuing CDOs.

Basis of Quarterly Presentation

Set forth below is a discussion of the financial condition and results of operations of our predecessor for the three and nine months ended September 30, 2004 and NorthStar Realty Finance Corp. for the three and nine months ended September 30, 2005.

Our predecessor is an aggregation of the entities through which NorthStar Capital owned and operated its real estate debt, real estate securities and net lease properties businesses and was not a separate legal operating entity. The ultimate owners of these entities were NorthStar Capital and their minority owners. NorthStar Partnership, L.P., the operating partnership of NorthStar Capital, was the managing member with day-to-day operational responsibility of the entities controlled by NorthStar Capital. These entities are combined in our predecessor's historical financial statements. Where our predecessor had a non-controlling interest in any of the entities that comprised our predecessor, such entities are presented as part of our predecessor on an uncombined basis. Because the discussion of the financial condition and results of operations for the three and nine months ended September 30, 2004, which is set forth below, relates to the entities comprising our predecessor, it reflects the historical financing and operational strategies of these entities.

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

Since our IPO, we have hired additional accounting, legal and administrative personnel and have obtained separate office space sufficient to temporarily accommodate most of our business operations. Accordingly, following the initial one-year term of the shared facilities and services agreement, which expired on October 29, 2005, we terminated the agreement and entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease, we will rent on a month-to-month basis the NorthStar Capital office space currently used by our accounting, legal and administrative personnel (currently 7 people). The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement (computer, network, telephone and furniture supplied) for each person utilizing the NorthStar Capital facilities. We may increase or decrease the number of people needing such accommodations, and we expect that the sublease rental payment would increase or decrease accordingly. The sublease agreement has been approved by a majority of the independent board members of both our board of directors and the board of directors of NorthStar Capital.

Sources of Operating Revenues

Historically, our predecessor primarily derived operating revenues from earnings of uncombined ventures which consisted of our predecessor's proportionate share of the net income from the rental operations of the New York property portfolio, and from real estate debt investments. In more recent periods, our predecessor also derived operating revenues from advisory fees related to our real estate securities and real estate debt businesses, from the residual interests in the cash flows of its investment grade CDOs based on our equity interests in such CDOs and from the interest income on our junior debt investments in its investment grade CDOs.

Subsequent to our IPO and the integration of the real estate debt, real estate securities and net lease properties businesses, we primarily derived operating revenues from rental income, from the rental operations of the consolidated net lease real estate portfolio, from interest income on our consolidated investments in real estate debt, from the residual interests in the cash flows of our investment grade CDOs based on our equity interests in such CDOs and from the interest income on our junior debt investments in our investment grade CDOs, from earnings of an unconsolidated venture which consists of our proportionate share of the net income of that venture's real estate debt investments and from advisory fees related to our real estate securities and real estate debt businesses.

Real Estate Debt

Direct Investments.    The additional liquidity provided by the net proceeds of our IPO allowed us to increase the number and range of real estate debt transactions in which we invest. We used a portion of the net proceeds of our IPO to make investments in real estate debt which are consolidated on our balance sheet, including the assets of CDO IV.

Prior to June 30, 2005, we were primarily focused on the acquisition or origination of subordinate debt investments secured primarily by real estate properties. We have recently been placing more emphasis on the acquisition and origination of senior mortgage loans as such loans allow us a greater degree of control in loan structuring and allow us to maintain a more direct relationship with our borrowers. We expect to continue to expand our acquisition and origination of senior mortgage loans as a complement to our core real estate debt investment business.

We earn interest income, origination and other fees on these consolidated investments. Any advisory fees earned on these investments are eliminated in consolidation.

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

NorthStar Funding Investor Member LLC, a majority-owned subsidiary of NorthStar Capital prior to the contribution of the initial investments to our operating partnership, owned a 5% interest in the NSF venture and the NSF venture investor owns the remaining 95%. Prior to July 10, 2003, NorthStar Funding Investor Member LLC held a 10% interest in the NSF venture. On July 10, 2003, the terms of the NSF venture were amended to increase NSF venture investor's capital commitment to $190 million, or 95% of $200 million, and reduce NorthStar Funding Investor Member LLC's interest to 5%. NorthStar Capital contributed its interests in the NSF venture to our operating partnership upon consummation of our IPO.

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

Our equity in earnings of the NSF venture includes interest income, origination and other fees on investments.

Real Estate Securities

We invest in commercial real estate debt securities, including commercial mortgage-backed securities, or CMBS, REIT unsecured debt and credit tenant loans, and are financed with long term debt through the issuance of investment grade CDOs, thereby matching the terms of the assets and the liabilities.

We earn a spread between the yield on the assets and the interest expense incurred on the CDO debt issued through our investments in the equity interests and the junior CDO debt of each CDO issuer.

We also earn ongoing management fees for our management and monitoring of the CDO collateral of our investments in CDO I, CDO II, CDO III and CDO V, which fees equal 0.35% of the related CDO collateral.

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

Based on an analysis of our and our predecessor's interest in CDO I as a variable interest entity under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," the financial statements of CDO I were not consolidated into our predecessor's financial statements for the three and nine months ended September 30, 2004 or in our financial statements for the three and nine months ended September 30, 2005 and for the period from October 29, 2004 to December 31, 2004, since neither our predecessor nor we were the primary beneficiary of CDO I. Similarly, the financial statements of CDO II , CDO III and CDO V were not consolidated into our financial statements since we were not the primary beneficiary of CDO II, CDO III and CDO V. Accordingly, we have designated the beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II, CDO III and CDO V as debt securities available for sale as they meet the definition of debt instruments due to their underlying redemption provisions.

Net Lease Properties

We earn rental income from office, industrial and retail properties that are primarily net leased to corporate tenants.

We had two fee and six leasehold interests in a portfolio of retail and commercial properties located in the Times Square and midtown area of Manhattan which we refer to as the New York property portfolio. This portfolio is owned by our subsidiary, ALGM I Owners LLC, or ALGM. Our predecessor held a 97.5% non-managing equity interest in ALGM. Two of ALGM's leases expired in 2003, one in March and one in October. The Company sold its interest in one of ALGM's fee properties, 729 Seventh Avenue ("729"), for $29.0 million on June 30, 2005.

In July 2005, we formally initiated an effort to market for sale our fee interest in our property located at 1552 Broadway and determined that the plan for sale criteria in FASB Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" has been met. Accordingly, since the criteria was met, the property is classified to held for sale for the third quarter ending September 30, 2005.

On October 25, 2005, we entered into a definitive agreement to sell our fee interest in the property at 1552 Broadway in New York City to Riese Organization's National Restaurant Management Inc. or Riese, for a purchase price of $48 million, or $3,970 per square foot. Riese made a $2.0 million non-refundable deposit in connection with the agreement. The four-story, 12,091 square foot building is located at the corner of Broadway and West 46th Street in Times Square. The transaction, which is subject to customary closing conditions, is scheduled to close in the fourth quarter of 2005.

As of September 30, 2005, ALGM owned seven properties, which vary in size from 4,200 square feet to 21,140 square feet and had a total of 76,496 net rentable square feet. Three of the properties are primarily leased or subleased to single users and four are leased or subleased to multiple tenants.

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

On August 2, 2005, we closed a $22.0 million acquisition of a 117,553 square foot office building in Salt Lake City, Utah, which is 100% leased to the General Services Administration or the GSA property, under a lease that expires in April 2012. The property is financed with a 5.16% fixed rate, seven year non-recourse first mortgage loan of $17 million.

On September 30, 2005, we acquired a portfolio of four office buildings with 387,842 square feet of rentable space from Electronic Data Systems Corp., or EDS, for $61.4 million, which we refer to as the EDS Portfolio. The four buildings comprising the EDS Portfolio, which are located in Rancho Cordova, California, Auburn Hills, Michigan and Camp Hill, Pennsylvania, and were leased back to EDS under leases expiring in 2015. The first year rent is approximately $5.0 million, with rent increases of 10.0% at the beginning of the third lease year, 10.0% at the beginning of the sixth lease year and 2.5% at the beginning of the ninth lease year. We financed the acquisition with a $49.1 million non-recourse mortgage with a fixed rate of 5.373% that matures in 2015.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or US GAAP, requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management has identified certain critical accounting policies that affect the more significant judgments and estimates used by management in the preparation of our predecessor's combined financial statements and our consolidated financial statements. Management evaluates on an ongoing basis estimates related to critical accounting policies, including those related to revenue recognition, allowances for doubtful accounts receivable and impairment of investments in uncombined ventures and debt securities available for sale. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances.

Principles of Consolidation

The consolidated financial statements include our accounts and our majority-owned subsidiaries, and interests in variable interest entities where we are deemed the primary beneficiary in accordance with FIN 46R. All significant intercompany balances have been eliminated in consolidation.

Debt Securities Available for Sale

Debt securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The equity investments in CDO I, CDO II, CDO III and CDO V are relatively illiquid, and the value of such investments must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and spreads. Changes in the valuations do not affect reported income or cash flows, but impact stockholders' equity.

Real Estate Debt Investments

We must periodically evaluate each of our direct investments in real estate debt for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon a determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Allowances for loan investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic conditions in the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value as of the balance sheet date. To date, all of our direct investments in real estate debt are fully performing and we have determined that no loss allowances have been necessary with respect to the loans.

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

Interest income on our real estate debt investments is recognized over the life of the investment using the effective interest method and recognized on an accrual basis. Fees received in connection with loan commitments are recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.

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

On September 30, 2005, management has made its best estimate of our performance during these two performance periods, based on the facts and information currently available and assumptions regarding the investment of the remaining proceeds of our IPO pursuant to our business strategy and returns on future investments. On the basis of the foregoing, management has estimated that we will not meet the return hurdle in either of these performance periods. If we do not meet the return hurdle during the performance periods, we will not grant any awards under the incentive bonus plan to any of the eligible participants.

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

Real Estate Debt Investments.    We record the transfer of a participation or sub-participation in a loan investment as a sale when the attributes of the transaction meet the criteria for sale of SFAS 140, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities," including transferring the financial interest beyond the reach of its creditors and placing no substantive restrictions on the resale of the participation or sub-participation by the purchaser.

Revenue Recognition.    ALGM was accounted for as an uncombined venture until our purchase of the 2.5% managing membership interest in ALGM on October 29, 2004. Prior to such date, management applied the same revenue recognition policy with respect to properties in the New York property portfolio as described under "— Critical Accounting Policies — Revenue Recognition" above.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment, or SFAS No. 123 (R), which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123 (R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) is effective for fiscal years beginning after June 15, 2005. The impact of adopting SFAS No. 123 (R) is not expected to have a material adverse impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

Our predecessor's results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of our future results of operations due to the impact of our IPO, the acquisition of additional interests in ALGM and its resulting consolidation, the expansion of our real estate securities and real estate debt businesses, and our new investments and their related debt financing.

We sold our interest in 729 Seventh Avenue on June 30, 2005, and have entered into a definitive agreement to sell our fee interest in 1552 Broadway. Both properties were in the New York property portfolio, and we have classified their operations as discontinued operations for the three and nine months ended September 30, 2005.

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended
September 30, 2004

Revenues

Rental and escalation income

Rental and escalation income for the three months ended September 30, 2005 totaled $3.0 million, representing a $3.0 million increase compared to the three months ended September 30, 2004. The increase was primarily attributable to $1.1 million of rental income from the New York property portfolio (ALGM) which was accounted for under the equity method of accounting in the three months ended September 30, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We also acquired the Chatsworth properties on January 14, 2005, the Salt Lake City property on August 2, 2005, and the EDS portfolio on September 30, 2005, which collectively contributed an additional $1.9 million of rental income.

Advisory and management fee income

Advisory and management fee income for the three months ended September 30, 2005 totaled $21,000 representing a decrease of $36,000, or 63%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004 due to a lower average portfolio balance in the third quarter of 2005.

Advisory and management fee income – related parties

Advisory fees from related parties for the three months ended September 30, 2005 totaled $1.2 million, representing an increase of approximately $0.2 million, or 20%, compared to the three months ended September 30, 2004. The increase was comprised primarily of $0.4 million of combined fees earned from CDO III, and CDO V. This increase was offset by a decrease in fees earned from the NSF venture of approximately $0.2 million which was due to a lower average portfolio loan balance for the three months ended September 30, 2005.

Interest income

Interest income for the three months ended September 30, 2005 totaled $11.7 million representing an increase of $11.7 million compared to the three months ended September 30, 2004. The increase was attributable to interest on investments which did not exist in the comparable prior quarter. The interest income on these investments included $1.8 million of interest income earned from our investments in AAA-rated, short term, floating rate securities, $9.7 million from interest income on real estate debt investments and $0.2 million on cash collateralizing our short security sales and other investments. For the three months ended September 30, 2004, interest income of $22,000 was earned on short security sales proceeds.

Interest income – related parties

Interest income from related parties for the three months ended September 30, 2005 totaled $1.8 million, representing an increase of $0.9 million, or 100%, compared to the three months ended September 30, 2004. The increase was attributable to interest earned on our four investment grade CDOs of $1.5 million, which includes CDO III, and CDO V, and approximately $0.3 million from our "BB" rated junior classes of debt securities and unrated income notes of CDO II. For the three months ended September 30, 2004, interest income of $0.7 million was earned from CDO I and CDO II and $0.2 million was earned on the "BB" rated junior class of debt securities of CDO II.

Expenses

Real estate properties – operating expenses

Property operating expenses for the three months ended September 30, 2005 totaled $0.6 million, representing an increase of $0.6 million compared to the three months ended September 30, 2004.

There was no corresponding expense for the three months ended September 30, 2004 because the New York property portfolio was accounted for under the equity method of accounting for the three months ended September 30, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. The increase in property operating expenses was attributable to $0.3 million of property operating expenses from our New York property portfolio and $0.3 million of property operating expenses from our 2005 property acquisitions.

Interest expense

Interest expense for the three months ended September 30, 2005 totaled approximately $8.8 million, representing an increase of $8.6 million compared to the three months ended September 30, 2004. This increase was attributable to the following: $1.5 million of interest on financing from our investments in AAA-rated, short term, floating rate securities, $0.3 million on our investment in the "BB" rated junior classes of debt securities and unrated income securities of CDO II and interest expense on securities underlying short sales we entered into during 2004, $1.0 million related to the New York property portfolio, $1.1 million of interest on our Wachovia facility, described in "—Liquidity and Capital Resources—Debt Obligations" $3.3 million of interest on our CDO IV bonds, and $1.4 million of interest on liabilities to subsidiary trusts that issued preferred securities in the second quarter of 2005.

Management fees – related party

Management fees – related party for the three months ended September 30, 2005 totaled $24,000, representing an increase of $24,000 compared to the three months ended September 30, 2004. The increase was primarily attributable to the New York property portfolio which was accounted for under the equity method of accounting in the three months ended September 30, 2004. The New York property portfolio incurred a management fee during the three months ended September 30, 2004 of $47,000. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

General and administrative

General and administrative expenses for the three months ended September 30, 2005 totaled $3.6 million, representing an increase of $1.4 million, or 63%, compared to $2.2 million for the three months ended September 30, 2004. The increase was comprised of the following:

Salaries and other compensation (direct and allocated) for the three months ended September 30, 2005 totaled $1.4 million, representing a decrease of approximately $0.4 million, or 22%, compared to the three months ended September 30, 2004. Direct salaries of $1.4 million increased by $1.2 million, or 600%, in 2005 due to higher staffing levels to accommodate our expansion following our IPO. However, this increase was offset by a decrease of $1.6 million of other compensation (allocated) attributable to one time charges of the predecessor relating to the termination of a former executive and the hiring of a new officer in the third quarter of 2004.

Shared services – related party for the three months ended September 30, 2005 totaled $0.3 million, representing an increase of approximately $0.3 million compared to the three months ended September 30, 2004. The increase was attributable to the shared facilities and services agreement we entered into with NorthStar Capital on October 29, 2004.

Equity based compensation expense for the three months ended September 30, 2005 totaled $0.8 million, representing an increase of $0.8 million compared to the three months ended September 30, 2004. The increase was primarily attributable to approximately $0.1 million of compensation expense in connection with the buyout of a profits interest (a compensation arrangement) in NS Advisors LLC from one of our employees, and approximately $0.7 million in connection with the three-year vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan.

Insurance (direct and allocated) for the three months ended September 30, 2005 totaled $0.3 million representing an increase of $0.2 million, or 200%, compared to the three months ended September 30, 2004. The increase was attributable to the directors and officers policies we acquired subsequent to our IPO.

Accounting and auditing fees for the three months ended September 30, 2005 totaled $0.1 million representing an increase of $0.1 million compared to the three months ended September 30, 2004. The increase was attributable to quarterly review services provided for the second quarter by our auditors. Our predecessor did not incur similar accounting and auditing fees during the three months ended September 30, 2004.

Other general and administrative expenses (direct and allocated) for the three months ended September 30, 2005 totaled $0.7 million representing an increase of approximately $0.3 million, or 75%, compared to the three months ended September 30, 2004. This increase was primarily attributable to consulting fees of $0.1 million associated with periodic reporting obligations and various public company expenses, including public relations costs of $0.2 million.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2005 totaled $1.1 million representing an increase of $1.1 million compared to the three months ended September 30, 2004. The increase was primarily attributable to $0.3 million from the New York property portfolio, which was accounted for under the equity method of accounting for the three months ended September 30, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We acquired the Chatsworth properties on January 14, 2005, the Salt Lake City property on August 2, 2005, and the EDS portfolio on September 30, 2005, which collectively contributed an additional $0.7 million of depreciation expense and $0.1 million related to the amortization of the intangible assets.

Equity in earnings of unconsolidated/uncombined ventures

Equity in earnings for the three months ended September 30, 2005 totaled $61,000 representing a decrease of $0.4 million, or 87%, compared to the three months ended September 30, 2004. The combined decrease of $0.4 million was attributable to a lower average portfolio loan balance in 2005 on the NSF venture and a decrease from the New York property portfolio which was accounted for under the equity method of accounting in 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

Unrealized gain (loss) on investments and other

Unrealized gain (loss) on investments and other increased by $0.7 million for the three months ended September 30, 2005 to $0.4 million from a loss of $0.3 million for the three months ended September 30, 2004. Unrealized gains on investments for the three months ended September 30, 2005 consisted of a $0.5 million gain on the change in fair value of the CDO V warehouse offset by an unrealized loss on short term investments of approximately $0.1 million. Unrealized losses on investments of $0.3 million for the three months ended September 30, 2004 was the net effect of a $0.1 million unrealized gain related to the CDO II warehouse agreement offset by a $0.4 million unrealized loss on a short sale of a FNMA security.

Unrealized gain (loss) on investments relating to CDO warehouse agreements represent the changes in fair value of the warehouse agreement during the portion of the warehouse term in the financial reporting period.

Realized gain (loss) on investments and other

Realized gain (loss) on investments and other for the three months ended September 30, 2005 totaled approximately $1.7 million, representing an increase of $1.0 million compared to the three months ended September 30, 2004. The increase was attributable to realized gains of $0.6 million on CDO V as a result of the increase in fair value of the warehouse agreement, representing the net interest income on the accumulated securities during the warehouse period. We also recognized a gain of $0.8 million in the three months ended September 30, 2005 relating to the sale of $10 million, par value, of BB junior rated debt securities to the CDO V warehouse. In addition, we realized a gain of $0.2 million in the three months ended September 30, 2005 related to terminating a short position that had been used as an interest rate hedge. Realized gains on investments of $0.6 million for the three months ended September 30, 2004 were related to the CDO II warehouse agreement.

Income (loss) from discontinued operations, net of minority interest

In July 2005, we formally initiated an effort to market for sale our fee interest in our property located at 1552 Broadway in New York City. Accordingly, the property's operations were reclassified to income from discontinued operations. This property was accounted for under the equity method of accounting for the three months ended September 30, 2004, as part of the New York property portfolio. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended
September 30, 2004

Revenues

Rental and escalation income

Rental and escalation income for the nine months ended September 30, 2005 totaled $7.9 million, representing a $7.9 million increase compared to the nine months ended September 30, 2004. The increase was primarily attributable to $3.3 million from the New York property portfolio which was accounted for under the equity method of accounting in the nine months ended September 30, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We acquired the Chatsworth properties on January 14, 2005, the Salt Lake City property on August 2, 2005, and the EDS portfolio on September 30, 2005, which collectively contributed an additional $4.6 million of rental income.

Advisory and management fee income

Advisory and management fee income decreased by $73,000, or 44%, to $92,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to a lower average portfolio balance in 2005.

Advisory and management fee income – related parties

Advisory fees from related parties for the nine months ended September 30, 2005 totaled $3.2 million, representing an increase of approximately $1.1 million, or 52%, compared to the nine months ended September 30, 2004. The increase was comprised primarily of $0.7 million of fees earned for CDO II and $0.8 million of fees earned for CDO III. This increase was offset by a decrease in fees earned from the NSF venture of approximately $0.3 million, which was due to a lower average portfolio loan balance for the nine months ended September 30, 2005.

Interest income

Interest income for the nine months ended September 30, 2005 totaled $26.8 million representing an increase of $26.8 million compared to the nine months ended September 30, 2004. The increase was attributable to interest on investments which did not exist in the comparable prior period. The interest income on these investments included $8.3 million of interest income earned from our investments in AAA-rated, short term, floating rate securities, $18 million from interest income on real estate debt investments and $0.5 million on cash collateralizing our short security sales and other investments. For the nine months ended September 30, 2004, interest income of $22,000 was earned on our short security sales proceeds.

Interest income – related parties

Interest income from related parties for the nine months ended September 30, 2005 totaled $5.1 million representing an increase of $3.7 million, or 240%, compared to the nine months ended September 30, 2004. The increase was attributable to our four investment grade CDOs, which earned $4.2 million in the nine months ended September 30, 2005, including approximately $1.5 million from CDO III, and $0.1 million from CDO V, and approximately $0.9 million from our "BB" rated junior classes of debt securities and unrated income notes of CDO II. For the nine months ended September 30, 2004, interest income of $1.3 million was earned from CDO I and CDO II and $0.2 million was earned on the"BB" rated junior classes of debt securities.

Expenses

Real estate properties – operating expenses

Property operating expenses for the nine months ended September 30, 2005 totaled $1.7 million, representing an increase of $1.7 million compared to the nine months ended September 30, 2004. The increase was primarily attributable to $1.0 million of property operating expenses from the New York property portfolio which was accounted for under the equity method of accounting in the nine months ended September 30, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We acquired the Chatsworth properties on January 14, 2005, the Salt Lake City property on August 2, 2005, and the EDS portfolio on September 30, 2005, which collectively contributed an additional $0.7 million of property operating expenses.

Interest expense

Interest expense for the nine months ended September 30, 2005 totaled approximately $21.1 million, representing an increase of $20.9 million compared to the nine months ended September 30, 2004. This increase was primarily attributable to the following; approximately $7.1 million of interest on financing from our investments in AAA-rated, short term, floating rate securities; approximately $0.8 million on our investment in the "BB" rated junior classes of debt securities and unrated income securities of CDO II and on securities underlying short sales we entered into during 2004; $2.9 million related to the New York property portfolio; approximately $4.1 million on our real estate debt facilities, approximately $3.9 million on CDO IV; and approximately $2.3 million on liabilities to subsidiary trusts that issued preferred securities in the second quarter of 2005.

Management fees – related party

Management fees – related party for the nine months ended September 30, 2005 totaled $67,000, representing an increase of $67,000 compared to the nine months ended September 30, 2004. The increase was primarily attributable to the New York property portfolio, which was accounted for under the equity method of accounting in the nine months ended September 30, 2004. ALGM incurred a management fee during the nine months ended September 30, 2004 of $142,000. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

General and administrative

General and administrative expenses for the nine months ended September 30, 2005 totaled $12.2 million, representing an increase of $7.3 million, or 150%, compared to $4.9 million for the nine months ended September 30, 2004. The increase was comprised of the following:

Salaries and other compensation (direct and allocated) for the nine months ended September 30, 2005 totaled $3.9 million, representing an increase of approximately $0.3 million, or 8%, compared to the nine months ended September 30, 2004. The increase was primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses subsequent to our IPO.

Shared services – related party for the nine months ended September 30, 2005 totaled $1.0 million, representing an increase of approximately $1.0 million compared to the nine months ended September 30, 2004. The increase was attributable to the shared facilities and services agreement we entered into with NorthStar Capital on October 29, 2004.

Equity based compensation expense for the nine months ended September 30, 2005 totaled $2.5 million, representing an increase of $2.5 million compared to the nine months ended September 30, 2004. The increase was attributable to approximately $0.5 million of compensation expense in connection with the buyout of a profits interest (a compensation arrangement) in NS Advisors LLC from one of our employees, and approximately $1.8 million in connection with the three-year vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan. In addition, compensation expense of $0.2 million was recognized in connection with a grant of 15,194 shares to the members of our Board of Directors on June 24, 2005.

Insurance (direct and allocated) for the nine months ended September 30, 2005 totaled $0.7 million, representing an increase of $0.4 million or 133%, compared to the nine months ended September 30, 2004. The increase was attributable to the directors and officers policies we acquired subsequent to the IPO.

Accounting and auditing fees for the nine months ended September 30, 2005 totaled $1.4 million, representing an increase of $1.4 million compared to the nine months ended September 30, 2004. The increase is attributable to 2004 audit fees, the first and second quarter reviews performed by our auditors and compliance work during the nine months ended September 30, 2005. Our predecessor did not incur similar accounting and auditing fees during the nine months ended September 30, 2004.

Other general and administrative expenses (direct and allocated) for the nine months ended September 30, 2005 totaled $2.7 million, representing an increase of approximately $1.7 million, or 170%, compared to the nine months ended September 30, 2004. This increase was primarily attributable to legal costs of $0.5 million associated with general corporate matters, consulting fees of approximately $0.5 million associated with year end and periodic reporting obligations, recruiting fees of approximately $0.1 million, various public company expenses of $0.4 million, and public relations costs of $0.1 million.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2005 totaled $2.8 million, representing an increase of $2.8 million compared to the nine months ended September 30, 2004. The increase was primarily attributable to $1.0 million from the New York property portfolio which was accounted for under the equity method of accounting for the nine months ended September 30, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005. We also acquired the Chatsworth properties on January 14, 2005, which contributed an additional $1.7 million of depreciation and amortization expense and $0.1 million related to the amortization of the intangible assets.

Equity in earnings of unconsolidated/uncombined ventures

Equity in earnings for the nine months ended September 30, 2005 totaled $0.2 million, representing a decrease of $1.2 million, compared to the nine months ended September 30, 2004. The decrease was attributable to the decrease in the equity in earnings of the NSF venture of approximately $0.2 million due to a lower average portfolio loan balance in 2005 and a decrease of $1.0 million from the New York property portfolio which was accounted for under the equity method of accounting in 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements in 2005.

Unrealized gain (loss) on investments and other

Unrealized gain (loss) on investments and other increased by approximately $0.5 million for the nine months ended September 30, 2005 to $1.0 million, from $0.4 million for the nine months ended September 30, 2004. Unrealized gains on investments consisted of unrealized gains of $0.7 million on the CDO III warehouse agreement and approximately $0.7 million on the CDO V warehouse agreement, offset by $0.4 million of unrealized losses on short sales of securities and short term investments. Unrealized gains on investments of $0.4 million for the nine months ended September 30, 2004 consisted of $0.5 million on the CDO II warehouse agreement and $0.3 million on the CDO III warehouse agreement, offset by $0.4 million of unrealized losses on short sales of securities.

Unrealized gains on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term in the financial reporting period.

Realized gain (loss) on investments and other

Realized gain (loss) on investments and other for the nine months ended September 30, 2005 totaled $2.2 million, representing an increase of $1.5 million compared to the nine months ended September 30, 2004. The increase was attributable to realized gains of $0.7 million and $0.6 million, representing the increase in fair value, and the net interest income on the accumulated securities during the warehouse period, of the CDO III warehouse agreement and CDO V warehouse. We sold $10 million of our BB junior rated debt securities to the CDO V warehouse, realizing a gain on sale of $0.8 million in the three months ended September 30, 2005. In addition, we realized a gain of $0.2 million in the three months ended September 30, 2005 related to terminating a short position that had been used as an interest rate hedge. This increase was offset by a $0.1 million loss in the three months ended September 30, 2005 related to the sale of a portion of our investments in AAA-rated, short term, floating rate securities. Realized gains on investments of $0.6 million for the nine months ended September 30, 2004 were related to the CDO II warehouse agreement.

Income (loss) from discontinued operations, net of minority interest

We sold our interest in 729 Seventh Avenue ("729") on June 30, 2005 and we formally initiated an effort to market for sale our fee interest in the property located at 1552 Broadway during the third quarter of 2005. Accordingly, the properties' operations were reclassified to income (loss) from discontinued operations. These properties were accounted for under the equity method of accounting for the nine months ended September 30, 2004, as part of the New York property portfolio.

Gain on sale from discontinued operations, net of minority interest

We sold our interest in 729 for $29 million, recognizing a gain on sale, net of minority interest of $8.6 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2005, we had an unrestricted cash and cash equivalents balance of $20.5 million. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We believe that our unrestricted cash balances together with the available borrowing capacity under our existing credit facilities, sale of assets, and cash flow provided from our operations, will be sufficient to allow us to fund the equity portion of our new investments, make distributions necessary to enable us to continue to qualify as a REIT and fund our operations for at least the next 12 months. In order to fund investments that we may make in the next 12 months, we may borrow additional funds under our current credit facilities, issue debt securities or raise additional equity capital. On October 12, 2005 we filed a registration statement with the Securities and Exchange Commission on Form S-11 in connection with an offering by us to the public of 8,000,000 shares and up to 1,200,000 shares to cover any over-allotments.

We expect to meet our long term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources and additional borrowings, the issuance of debt and/or equity securities and the liquidation or refinancing of assets.

Debt Obligations

As of September 30, 2005, we had the following debt outstanding:

	Carrying Amount at 9/30/05 (in thousands)	Stated Maturity	Interest Rate	Weighted Average Expected Life (in years)
Mortgage notes payable (non-recourse):
ALGM	$14,464	1/1/2006	The greater of LIBOR or 2% + 3.60%	0.25
Chatsworth	43,844	5/1/2015	5.65%	9.59
Salt Lake City	16,972	9/1/2012	5.16%	6.9
EDS	49,120	10/8/2015	5.37%	10.0
Mezzanine loan payable (Chatsworth) (non-recourse)	13,000	5/1/2014	6.64%	8.59
Repurchase obligations	58,302	See Repurchase Obligations below	LIBOR + 0.06% to 1.25%	Various, generally 30 days
CDO Bonds Payable (CDO IV) (non-recourse)	300,000	7/1/2040	LIBOR + 0.62%	8.0
			(Average Spread)
Wachovia credit facility	192,804	7/12/2008	LIBOR + 0.2% to 3.00%	2.82
Bank of America credit facility	12,000	09/27/2006	LIBOR + 3.25%	0.99
Liability to subsidiary trusts issuing preferred securities Trust I	41,240	3/30/2035	8.15%	—
Trust II	25,780	6/30/2035	7.74%	—
DBAG facility	—	12/21/2007	LIBOR + 0.75% to 2.25%	2.22
	$767,526

ALGM Mortgage Loan.    The ALGM mortgage loan bears interest at the higher of one-month LIBOR or 2%, plus a spread of 3.60%, or an aggregate of 6.725% at September 30, 2005. The loan originally matured on January 1, 2005 and was extended until January 1, 2006. This non-recourse loan may be extended at ALGM's option for two additional one-year extension periods, subject to ALGM satisfying certain conditions provided for under the loan, including payment of a fee equal to 0.75% of the loan balance as a condition to exercising the second and third extension options. The ALGM mortgage loan agreement includes the following financial covenants and restrictions: (a) ALGM must maintain a debt service coverage ratio in excess of 1.15 to 1, computed using an annual interest rate of 10.09%, and (b) ALGM must establish and maintain certain escrow reserve accounts for, among other things, payment of real estate taxes, capital expenditures and tenant rollover costs. ALGM is uncombined in our predecessor's financial statements as of September 30, 2004 and is consolidated in our financial statements at September 30, 2005 and December 31, 2004. This mortgage is related to assets held for sale on the condensed consolidated balance sheets.

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

Salt Lake City Mortgage Loan.    The Salt Lake City Mortgage matures on September 1, 2012 and bears interest at a fixed rate of 5.16%. This non-recourse loan requires monthly payments of $100,971 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $14.32 million at maturity, as well as monthly escrow deposits for real estate taxes.

EDS Mortgage Loan.    The EDS Mortgage matures on October 8, 2015 and bears interest at a fixed rate of 5.373%. This non-recourse loan requires monthly payments of $274,997 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $41.91 million at maturity, as well as monthly escrow deposits for real estate taxes.

Chatsworth Mezzanine Loan.    This non-recourse loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period February 1, 2005, through February 1, 2006, and principal and interest payments of $170,914, thereafter, which will fully amortize the loan by the maturity date of May 1, 2014.

Repurchase Obligations.    We have $58.3 million of repurchase agreements with three counterparties. These repurchase agreements are used to finance our AAA-rated, short term, floating rate securities, backed by commercial or residential mortgage loans, and other investments, generally, prior to obtaining permanent financing. These repurchase obligations mature in less than thirty days, with interest rates of LIBOR plus 0.05% to 0.07%.

Wachovia Facility.    On July 13, 2005, our wholly owned subsidiary NRFC WA Holdings, LLC, or NRFC WA, entered into a master repurchase agreement with Wachovia Bank, National Association, or the Wachovia facility. The Wachovia facility was amended in September 2005 and currently NRFC WA may borrow up to $350 million under this credit facility in order to finance the acquisition of primarily real estate debt and other real estate loans and securities. The additional capacity and flexibility under the amendment will allow us to accumulate sufficient collateral for a contemplated real estate debt CDO, or CDO VI, and to continue to finance other investments.

Advance rates under the Wachovia facility range from 55% to 95% (subject to increase under certain circumstances) of the value of the assets for which the advance is made. Amounts borrowed under the Wachovia facility bear interest at one-month LIBOR plus a spread which ranges from 0.20% to 3.00%, depending on the type of asset for which the amount is borrowed. The Wachovia facility has an initial maturity date of July 12, 2008, except that certain advances under the Wachovia facility are required to be repaid by February 24, 2006. If a securitization transaction is not consummated by March 30, 2006, certain advances under the facility will be subject to commitment and unused facility fees. We have agreed to a limited guarantee for the amounts borrowed by NRFC WA under the Wachovia facility.

NRFC WA may extend the term of the Wachovia facility for one year if it is not in default and must pay an extension fee of 0.25% of the aggregate amount then outstanding under the facility. If NRFC WA extends the facility's term, it will be required to retire 25% of the aggregate amount then outstanding under the facility during each quarter of the remaining year of the term. NRFC WA paid Wachovia a $750,000 structuring fee in connection with the execution of this facility.

The debt outstanding under the Wachovia facility is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments and the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing outstanding debt declines, NRFC WA may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Wachovia to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the facility and the sale of the collateral. Following September 30, 2005, an affiliate of NRFC WA was added as a borrower under the Wachovia facility.

Bank of America Facility.    On September 28, 2005, we entered into a master loan, guarantee and security agreement with Bank of America, N.A., our operating partnership and NS Advisors LLC, which we refer to as the Bank of America facility. The Bank of America facility provides for an unsecured, $50 million revolving credit facility. The term of the unsecured facility is one year, with up to two one-year extensions at the discretion of Bank of America. If the unsecured facilty is not extended by Bank of America, we have the option in lieu of immediate repayment to amortize the outstanding principal balance of the unsecured facility in equal quarterly installments over twelve months after the payment of a quarterly 12.5 basis point fee on the outstanding balance under the unsecured facility at September 27, 2006 and each quarter thereafter. The interest rate on the unsecured facility is LIBOR, plus 325 basis points.

The Bank of America facility contains certain covenants, including, among other things, financial covenants requiring minimum cash liquidity, minimum tangible net worth, maximum debt to tangible net worth and minimum debt service coverage. The Bank of America facility also contains certain customary representations and warranties and events of default. The obligations of our operating partnership, which is the borrower under the unsecured facility, are guaranteed by us, NS Advisors LLC and any subsidiary of our operating partnership whose assets are included in the borrowing base for the unsecured facility.

Liability to Subsidiary Trusts Issuing Preferred Securities.    On April 12, 2005 and May 25, 2005, NorthStar Realty Finance Trust and NorthStar Realty Finance Trust II, which we refer to as the Trusts, sold, in two private placements, trust preferred securities for an aggregate amount of $40 million and $25 million, respectively. We own all of the common stock of the Trusts. The Trusts used the proceeds to purchase our operating partnership's junior subordinated notes due March 30, 2035 and September 30, 2035, respectively, which represent all of the Trusts' assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.15% and 7.74% per annum, respectively, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum.

We may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010 and September 30, 2010, respectively. To the extent we redeem the notes, the Trusts are required to redeem a corresponding amount of trust preferred securities. On September 16, 2005, we amended the trust agreements and indentures to modify some of the payment dates for a portion of the junior subordinated notes and trust preferred securities.

The ability of the Trusts to pay dividends depends on the receipt of interest payments on the notes. We have the right, pursuant to certain qualifications and covenants, to defer payments of interest on the notes for up to nine consecutive quarters. If payment of interest on the notes is deferred, the Trusts will defer the quarterly distributions on the trust preferred securities for a corresponding period. Additional interest accrues on deferred payments at the annual rate payable on the notes, compounded quarterly.

The indenture for NorthStar Realty Finance Trust II, has certain covenants that are substantially similar to those under the DBAG facility, the Wachovia facility and the unsecured facility with Bank of America and certain restrictions on issuing additional trust preferred securities.

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

Under the terms of the DBAG facility, NRFC DB Holdings is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B– or higher rated CMBS and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

During the period from March 21, 2005 through June 14, 2005, amounts advanced under the DBAG facility in order to finance the acquisition of assets that were included in CDO IV bore interest at one-month LIBOR plus a spread of 1.00% and amounts advanced for all other assets bore interest at one-month LIBOR plus a spread which ranges from 0.75% to 2.25%. After June 14, 2005, all amounts advanced under the amended DBAG facility bear interest at a rate of one-month LIBOR plus the spread which ranges from 0.75% to 2.25%. Assets will be financed at advance rates ranging from 40% to 92.5% of the value of the assets as applicable to the asset category.

Effective April 1, 2005, the covenants under the DBAG facility require us to maintain at a certain minimum tangible net worth, a certain minimum debt service coverage ratio, a certain range of ratios of recourse indebtedness to net worth and certain minimum amounts of cash or marketable securities based on our ratio of recourse indebtedness to net worth.

The debt that may be outstanding under the DBAG facility is subject to a number of terms, conditions and restrictions including, without limitation, the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing the outstanding debt declines, cash flow due NRFC DB Holdings may be suspended and if market value continues to decline, NRFC DB Holdings may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Deutsche Bank AG to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the DBAG facility or the sale of the assets financed thereunder. At November 9, 2005, we had no borrowings under the DBAG facility.

At September 30, 2005, we are in compliance with all covenants under our debt obligations.

Capital Expenditures

During 2005, we expect to incur approximately $150,000 in connection with new tenant leasing costs and capital expenditures with respect to the net lease portfolio owned by ALGM. We anticipate the sources of funds for these expenditures will come from our working capital and lender reserves.

Other Investment Activity

Warehouse Agreement for CDO VII

On September 27, 2005, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under our direction, with the expectation of selling such securities to our fifth investment grade CDO issuance, or CDO VII. As of September 30, 2005, we have deposited $2.5 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank had accumulated no real estate securities under the terms of the warehouse agreement as of September 30, 2005. From September 30, 2005 through November 10, 2005, the warehouse provider has acquired approximately $108.8 million in CMBS and REIT debt securities under the warehouse agreement. The CDO VII warehouse agreement also provides for our notional participation in the income that the assets generate after deducting a notional debt cost.

Cash Flows

The net cash flow provided by operating activities of $807.0 million, increased $804.6 million for the nine months ended September 30, 2005 from $2.4 million of cash provided by operations for the nine months ended September 30, 2004. This increase was primarily due to sales of short term highly liquid investments included in operating activities, where the corresponding repayment of short term repurchase financing is included in financing activities.

The net cash flow used in investing activities of $712.6 million increased by $692.7 million for the nine months ended September 30, 2005 from $19.9 million for the nine months ended September 30, 2004. Net cash used in investing activities in 2005 consisted primarily of the purchase of operating real estate, funds used to purchase debt securities available for sale, real estate debt investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow used in financing activities of $121.6 million increased by $140.2 million for the nine months ended September 30, 2005 from $18.6 million of cash flow provided by financing activities for the nine months ended September 30, 2004. The primary use of cash flow in financing activities in 2005 was for the repayment of our repurchase agreements which financed our short term, highly liquid investments, the repayment of the DBAG facility in connection with the closing of CDO IV, the repayment of a portion of the existing mortgage on the ALGM portfolio in connection with the sale of 729 Seventh Avenue and payments of dividends and distributions to our unit holders of $8.0 million. This was offset by proceeds from the issuance of CDO IV bonds, issuance of trust preferred securities and our mortgage and credit faciility borrowings.

Recent Developments

Real Estate Debt Investments

The following summarizes real estate investments acquired subsequent to September 30, 2005:

	Carrying Value (in thousands)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR
Whole loans, floating rate	$12,849	31.1%	—	3.25%
Whole loans, fixed rate	13,367	32.4%	5.27%	—
Mezzanine loan, floating rate	15,000	36.3%	—	6.00%
Mezzanine loans, fixed rate	95	0.2%	15.00%	—
Total / Average	$41,311	100.0%	5.33%	4.73%

Timarron Acquisition

On October 21, 2005, we entered into a definitive purchase agreement with Allied Capital Corporation or Allied to acquire Timarron Capital, Inc. Timarron, based in Dallas, Texas, was organized by former senior executives of Principal Financial and other leading financial institutions to develop a nationwide commercial mortgage loan origination platform. The closing of the acquisition is expected to occur in January 2006. Allied Capital has agreed to continue to provide Timarron with warehouse financing to fund its origination activities through the closing. The purchase price will be between $2.0 million and $2.6 million, depending upon whether certain performance hurdles are achieved by Timarron prior to the closing. Following the closing of the acquisition, Timarron will be renamed NorthStar Mortgage Capital LP. NorthStar Mortgage Capital will originate commercial mortgage loans for our commercial real estate debt portfolio.

1552 Broadway Sale Contract

On October 25, 2005 we entered into a definitive agreement to sell our fee interest in the property at 1552 Broadway in New York City to Riese, for a purchase price of $48 million, or $3,970 per square foot. Riese made a $2.0 million non-refundable deposit in connection with this agreement. The four-story, 12,091 square foot building is located at the corner of Broadway and West 46th Street in Times Square. The transaction, which is subject to customary closing conditions, is scheduled to close in the fourth quarter of 2005. We estimate that we will record a gain on sale of approximately $23.1 million upon closing of the sale of the property.

Dividends

On October 6, 2005, the Company declared a dividend of $0.23 per share of common stock, payable with respect to the quarter ended September 30, 2005 to stockholders of record as of October 14, 2005. The Company made this payment on October 21, 2005.

Related Party Transactions

Advisory Fee — NorthStar Funding LLC

In 2001, our predecessor entered into an advisory agreement with the NSF venture, pursuant to which it receives as compensation for its management of investments of the NSF venture an advisory fee equal to 1% per annum of the capital invested by the NSF venture. Additionally, NorthStar Funding Managing Member LLC is entitled to an incentive profit participation equal to 10% of the profit after a minimum required return on the NSF venture's capital and a return of and on capital based upon the operating performance of the NSF venture's investments. Prior to the contribution of the initial investments to our operating partnership and the related IPO transactions, NorthStar Funding Managing Member LLC received 75% of this incentive profit participation equal to 10% of the profit after a minimum required return on NSF venture's capital and a return of and on capital based on the operating performance of the NSF venture's investments. We earned and recognized advisory fees from the NSF venture of approximately $108,000 and $408,000 for the three and nine months ended September 30, 2005. Our predecessor earned and recognized advisory fees from the NSF venture of approximately $251,000 and $744,000 for the three and nine months ended September 30, 2004. We have received combined profit participation distributions of $925,000 during the nine months ended September 30, 2005. Because such distributions may have to be refunded, no profit participation distributions were recognized as income pursuant to Method 1 of Emerging Issues Task Force Topic D-96.

Advisory and Management Fee Income

In August 2003, July 2004, March 2005 and September 2005, CDO I, CDO II, CDO III and CDO V, respectively, entered into agreements with NS Advisors, to perform certain advisory services. We earned total fees of approximately $1,054,000 and $2,825,000 for the three and nine months ended September 30, 2005. Our predecessor earned total fees of approximately $701,000 and $1,390,000 for the three and nine months ended September 30, 2004. The unpaid advisory fees of $223,000 and $82,000 are included in due from affiliates in our condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004. We also earned a structuring fee of $500,000 in connection with the closing of CDO III for the nine months ended September 30, 2005, which was used to reduce our investment in debt securities available for sale.

ALGM

On December 28, 2004, we terminated the asset management agreement with Emmes Asset Management Co. LLC, an affiliate of NorthStar Capital, for a contractual termination payment of approximately $380,000, which is equal to two quarters of payments of the annual fee of $760,000. On that date, ALGM and Emmes entered into a new asset management agreement which is cancelable on 30 days notice by ALGM. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, except that in the event the assets under management are decreased the fee shall not have a minimum. Total fees incurred under the asset management agreement were $24,000 and $67,000 for the three and nine months ended September 30, 2005.

Sublease Agreement

Upon consummation of our IPO, we entered into a one-year agreement with NorthStar Capital pursuant to which NorthStar Capital agreed to provide us, directly or through its subsidiaries, with the following facilities and services: 1) fully-furnished office space for our employees at NorthStar Capital's corporate headquarters; 2) use of common facilities and office equipment, supplies and storage space at NorthStar Capital's corporate headquarters; 3) accounting support and treasury functions; 4) tax planning and REIT compliance advisory services; and 5) other administrative services. For the initial one year term of the agreement, NorthStar Capital provided these facilities and services to us for an annual fee of approximately $1.57 million, payable in monthly installments, plus additional charges for out-of-pocket expenses and taxes.

Since our IPO, we have hired additional accounting, legal and administrative personnel and have obtained separate office space sufficient to temporarily accommodate most of our business operations. Accordingly, following the initial one-year term of the shared facilities agreement, which expired on October 29, 2005, we terminated the agreement and entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease, we will rent on a month-to-month basis the NorthStar Capital office space currently used by our accounting, legal and administrative personnel (currently 7 people). The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement (computer, network, telephone and furniture supplied) for each person utilizing the NorthStar Capital facilities. We may increase or decrease the number of people needing such accommodations, and we expect that the sublease rental payment would increase or decrease accordingly. Rent under the sublease is $30,001 per month commencing November 1, 2005. The sublease agreement has been approved by a majority of the independent board members of both our board of directors and the board of directors of NorthStar Capital.

Total fees and expenses incurred by us under the shared facilities and services agreement amounted to $0.3 million and $1.0 million for the three and nine months ended September 30, 2005.

Contractual Commitments

As of September 30, 2005, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 years		3-5 years	After 5 years
Mortgage loan – ALGM	$14,464	$14,464		$—		$—	$—
Mortgage loan – Chatsworth	43,844	67		558		619	42,600
Mortgage loan – Salt Lake City	16,972	54		687		760	15,471
Mortgage loan – EDS	49,120	—		749		1,394	46,977
Mezzanine loan payable – Chatsworth	13,000	—		2,308		2,860	7,832
Repurchase agreements	58,302	58,302		—		—	—
Securities sold, not yet purchased	24,553	24,553		—		—	—
CDO bonds payable	300,000	—		—		—	300,000
Liability to subsidiary trusts issuing preferred securities	67,020	—		—		—	67,020
Wachovia facility	192,804	—		—		192,804	—
Bank of America facility	12,000	3,000	(1)	9,000	(1)	—	—
Capital leases(2)	17,866	88		712		934	16,132
Operating leases	13,735	304		1,104		944	11,383
Total contractual obligations	$823,680	$100,832		$15,118		$200,315	$507,415

(1)	Assumes the unsecured facility with Bank of America is not extended and assumes the payment of a quarterly 12.5 basis point fee on the outstanding balance under the unsecured facility at September 27, 2006 and each quarter thereafter.

(2)	Includes interest on the capital leases.

Off Balance Sheet Arrangements

As of September 30, 2005, we had the material off balance sheet arrangements described below.

We have provided an indemnity to NorthStar Partnership for any liability it may have under its limited guaranties to the lender under ALGM's mortgage loan. At September 30, 2005, NorthStar Partnership had a maximum exposure of $14.5 million under its guaranty to Greenwich Capital for such triggering events as fraud, misapplication of funds and failure to pay taxes. NorthStar Partnership also provided Greenwich Capital with a limited repayment guaranty that may be triggered by the termination of a lease related to one of the properties in the New York property portfolio. The maximum exposure for such lease termination was equal to $2.5 million at September 30, 2005.

Our potential losses in CDO I, CDO II, CDO III and CDO V are limited to our aggregate carrying value which was approximately $107.0 million at September 30, 2005.

The terms of the portfolio of real estate securities held by CDO I, CDO II, CDO III and CDO V are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II, CDO III and CDO V have not incurred any losses on any of their securities investments from the date of purchase through September 30, 2005. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V, each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II, CDO III and CDO V. Our residual interests in the cash flows of CDO I, CDO II, CDO III and CDO V are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of September 30, 2005:

	CDO Collateral			CDO Notes
	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes (in thousands)(1)	Weighted Average Interest Rate	Stated Maturity
CDO I	$352,066	6.60%	6.47	$336,776	6.05%	8/1/2038
CDO II	$393,485	6.22%	7.26	$357,083	5.49%	6/1/2039
CDO III	$401,929	6.20%	6.74	$361,000	5.40%	6/1/2040
CDO V	$490,979	5.84%	8.52	$461,500	2.88%	9/5/2045

(1)	Includes only notes held by third parties.

CDO I, CDO II, CDO III and CDO V are variable interest entities. However, management has determined that we are not, and our predecessor was not, the primary beneficiary of CDO I, CDO II, CDO III and CDO V and as such, in accordance with FIN 46R, we did not consolidate CDO I, CDO II,CDO III and CDO V. The FASB has continued to discuss potential refinements to FIN 46R associated with, among other things, the types of interests which create variability and which type of interests absorb income and loss variability, and how such income and loss variability should be measured. In the event that the FASB modifies its interpretation of FIN 46R as it applies to the consolidation of variable interest entities, we would reevaluate our determination of the primary beneficiary. Depending on the modifications which are made, it is possible that the Company may be required to consolidate our interests in our CDOs in the future.

At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements described above.

Inflation

Our leases for tenants of our net lease properties are either:

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

We believe that the risk associated with an increase in market interest rates on the floating rate debt used to finance our investments in CDO I, CDO II, CDO III, CDO V, ALGM, and our direct investments in real estate debt, is largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

Funds from Operations and Adjusted Funds from Operations

Management believes that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. We calculate AFFO by subtracting from (or adding) to FFO:

•	normalized recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue stream, e.g., leasing commissions and tenant improvement allowances;

•	an adjustment to reverse the effects of straight-lining of rents and fair value lease revenue under FAS 141; and

•	the amortization or accrual of various deferred costs including intangible assets and equity based compensation.

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

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income before minority interests for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended September 30, 2005
Funds from Operations:
Income before minority interests	$5,679,000	$8,454,000
Adjustments:
Depreciation and amortization	1,080,000	2,833,000
Funds from discontinued operations	136,000	509,000
Funds from Operations	$6,895,000	$11,796,000
Adjusted Funds from Operations:
Funds from Operations	$6,895,000	$11,796,000
Straightline rental income, net	(13,000)	(47,000)
Straightline rental income, discontinued operations	—	(290,000)
Amortization of deferred compensation	740,000	2,499,000
Fair value lease revenue (FAS 141 adjustment)	(1,000)	(4,000)
Adjusted Funds from Operations	$7,621,000	$13,954,000

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt and real estate securities. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. A hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $5,810,000, offset by an increase in our interest expense of approximately $5,294,000 on our variable rate liabilities.

Real Estate Debt

We invest in real estate debt instruments secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment rather than trading purposes. These investments are either floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in interest rates are unlikely to affect the value of our floating rate portfolio. Changes in short term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore will increase our earnings. Decreases in LIBOR have the opposite effect.

We also invest in fixed rate investments. The value of these investments may be affected by changes in long term interest rates. To the extent that long term interest rates increase, the value of long term fixed rate assets is diminished. Any fixed rate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits. If fixed rate debt is funded with floating rate liabilities, the funding cost will be fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

In our real estate debt business we are also exposed to credit risk, which is the risk that a borrower under our loan agreements cannot repay its obligations to us in a timely manner. While we have never experienced a payment default or even a late payment to date, our position in the capital structure may expose us to losses as a result of such default in the future. In the event that the borrower cannot repay our loan, we may exercise our remedies under the loan documents which may include a foreclosure against the collateral if we have a foreclosure right as a real estate debtholder under the loan agreement. The real estate debt that we intend to invest in will generally allow us to demand foreclosure as a real estate debtholder if our loan is in default. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

Real Estate Securities

In our real estate securities business, we mitigate credit risk through credit analysis, subordination and diversification. The commercial mortgage-backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our CDOs are diversified by asset type, industry, location and issuer. We further minimize credit risk by actively monitoring CDO I's, CDO II's, CDO III's and CDO V's real estate securities portfolios and the underlying credit quality of their holdings and, where appropriate, liquidating our investments to mitigate the risk of loss.

At September 30, 2005, the real estate securities that serve as collateral for CDO I, CDO II, CDO III and CDO V each had an overall weighted average credit rating of approximately BBB- and approximately 74.6%, 74.4%, 72.2% and 81.1%, respectively, of these securities are investment grade.

The real estate securities underlying CDO I, CDO II , CDO III and CDO V are also subject to spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating rate or have maturities shorter than the assets.

Our general financing strategy focuses on the use of "match-funded" structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. CDO I, CDO II, CDO III and CDO V utilize interest rate swaps to minimize the mismatch between its fixed rate assets and floating rate liabilities. We expect to hedge the interest rate risk in future CDOs in a similar manner.

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

Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR rate on our corporate debt, we entered into various swap agreements to fix the LIBOR rate on a portion of our variable rate debt. The fixed LIBOR rates ranges from 4.18% to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of September 30, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Maturity
Interest rate swaps, treated as hedges	$39,912	$248	December 2010 – November 2018

ITEM 4.    CONTROLS AND PROCEDURES

NorthStar Realty Finance Corp. (the "Company") became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") on October 25, 2004, the effective date of the Company's registration statement relating to its IPO. On October 29, 2004, the Company received an initial portfolio of real estate-related investments (the "Initial Investments") pursuant to certain contribution agreements with subsidiaries of NorthStar Capital Investment Corp. ("NCIC") and commenced operations. The financial statements included in this Quarterly Report on Form 10-Q are for the Company as of September 30, 2005 and for the three and nine months ended September 30, 2005 and for NorthStar Realty Finance Corp. Predecessor (the "Predecessor"), a combination of NCIC's controlling and non-controlling interests in entities representing the Initial Investments, as of December 31, 2004 and for the three and nine months ended September 30, 2004.

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

As disclosed in the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2004 (the "Third Quarter 10-Q") filed on December 30, 2004, management identified certain deficiencies in the Predecessor's internal controls over financial reporting during the course of management's review in December 2004 of the financial statements of the Predecessor that were to be included in the Third Quarter Form 10-Q. Based upon further investigation, the Company discovered certain errors in the accounting for transactions entered into during September and the third quarter of 2004 in connection with the Predecessor's CDO II and in the reporting of allocated general and administrative expenses. These errors required the Company to adjust the Predecessor's financial statements for the nine months ended September 30, 2004, as described in Note 2 to the financial statements included in the Third Quarter Form 10-Q, and to make certain adjustments to the Predecessor's financial statements for the three and nine months ended September 30, 2004. As further disclosed in the Third Quarter Form 10-Q, the deficiencies identified by management in December 2004 included (1) the communication between business unit personnel and financial reporting personnel with respect to the accounting for certain transactions associated with the Predecessor's CDO investments and other Company activity, (2) the level of training of accounting and financial reporting personnel, and (3) the level of detailed, quality control review of the Predecessor's financial statements. Taken together, these deficiencies rose to the level of a material weakness in the Predecessor's internal controls over financial reporting for the three months ended September 30, 2004. As a result of the material weakness identified in the Predecessor's internal controls over financial reporting and the issues that arose during the course of the review in December 2004 of the Predecessor's financial statements for the third quarter of 2004, the Company's chief executive officer and chief financial officer concluded that the Predecessor's disclosure controls and procedures at September 30, 2004 were not effective to ensure that financial information related to such items was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms.

Commencing in December 2004 and continuing into the third quarter of 2005, the Company has undertaken a number of initiatives to remedy the deficiencies identified by management in the Predecessor's internal controls over financial reporting so that the Company's disclosure controls and procedures will be effective for subsequent periods. In this regard, the Company (1) hired a chief accounting officer with significant GAAP and SEC financial reporting experience on January 20, 2005, (2) hired three additional accounting staff members (3) hired a manager of operations for its securities trading and CDO related activities, (4) hired an in-house corporate counsel, (5) implemented policies to enhance communication between business unit and financial reporting personnel in order to ensure comprehensive review by management level business unit personnel of the recording of Company transactions, (6) retained an outside accounting firm to review processes and procedures that the Company has adopted in connection with its financial reporting and to assist in the preparation and review of its financial reports, (7) adopted processes for documenting and verifying the accounting for CDO related transactions, and (8) implemented procedures requiring more detailed, timely and comprehensive reporting from third party service providers, including its CDO warehouse provider. In addition, the Company has improved its training of accounting and financial reporting personnel by formalizing in writing and distributing to personnel the accounting policies and treatment of transactions entered into by each business segment of the Company.

The Company believes that the initiatives described above, some of which have already been taken and others of which are in the process of being implemented, will, when fully implemented, substantially remedy the deficiencies noted above. However, as a result of the material weakness identified in the Predecessor's internal controls over financial reporting for the three months ended September 30, 2004, the issues that arose during the course of the review in December 2004 of the financial statements to be included in the Third Quarter Form 10-Q, and the timing of the implementation of the corrective actions described above, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures at September 30, 2005 were not effective to ensure that financial information related to such items was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. However, based upon their knowledge, which includes a review of the financial statements included in this report, the Company's chief executive officer and chief financial officer believe that the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company and the Predecessor as of and for the periods presented in this report.

The Company has and will continue to evaluate the effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take corrective action and implement improvements as appropriate.

Except for the initiatives described above, there were no changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a)	Exhibits

No.	Exhibit Description
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on April 27, 2005)
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*

No.	Exhibit Description
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch**
10.17	Amended and Restated Junior Subordinated Indenture, dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee****
10.18	Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees****
10.19	Amended and Restated Junior Subordinated Indenture, dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee****
10.20	Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees****
10.21	Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.22	First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association****

No.	Exhibit Description
10.23	Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association****
10.24	Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A.****
10.25	Third Amendment to the Master Repurchase Agreement, dated as of September 30, 2005, by and among NRFC WA Holdings, LLC and Wachovia Bank, National Association****
10.26	Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, between NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association
10.27	Agreement of Purchase and Sale, dated October 25, 2005, between 1552 Lonsdale, LLC and 1552 Bway Owner, LLC
10.28	Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association
10.29	Sublease, dated October 29, 2005, between NorthStar Partnership, L.P. and NorthStar Realty Finance Limited Partnership
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2004.

***	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004.

****	Incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 filed on October 12, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.
Date: November 14, 2005	By:	/S/ David T. Hamamoto Name: David T. Hamamoto Title: Chief Executive Officer
	By:	/S/ Mark E. Chertok Name: Mark E. Chertok Title: Chief Financial Officer

EXHIBIT INDEX

No.	Exhibit Description
2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed on April 27, 2005)
4.1	Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*
10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*
10.4	Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.5	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp.*
10.6	Executive Employment Agreement, dated as of October 22, 2004, between Mark E. Chertok and NorthStar Realty Finance Corp.*
10.7	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp.*

No.	Exhibit Description
10.8	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp.*
10.9	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan*
10.10	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC*
10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long Term Incentive Bonus Plan*
10.15	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))
10.16	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch**
10.17	Amended and Restated Junior Subordinated Indenture, dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee****
10.18	Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees****
10.19	Amended and Restated Junior Subordinated Indenture, dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee****
10.20	Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees****
10.21	Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.22	First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association****
10.23	Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association****

No.	Exhibit Description
10.24	Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A.****
10.25	Third Amendment to the Master Repurchase Agreement, dated as of September 30, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association****
10.26	Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association
10.27	Agreement of Purchase and Sale, dated October 25, 2005, between 1552 Lonsdale, LLC and 1552 Bway Owner, LLC
10.28	Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association
10.29	Sublease, dated October 29, 2005, between NorthStar Partnership, L.P. and NorthStar Realty Finance Limited Partnership
31.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Rule 13a - 14(a) of the Exchange Act
31.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Rule 13a - 14(a) of the Exchange Act
32.1	Certification of David T. Hamamoto, Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Mark E. Chertok, Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

**	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2004.

***	Incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2004.

****	Incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 filed on October 12, 2005.