Form 10-K
period 2005-12-31
NORTHSTAR REALTY
filed 2006-03-16
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________

Commission file number: 001-32330

NorthStar Realty Finance Corp.
(Exact name of registrant as specified in its charter)

Maryland	11-3707493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 Madison Avenue, 16th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 319-8801 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange (NYSE)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☑

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, was $215,823,588. As of March 7, 2006, the registrant had issued and outstanding 30,569,738 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ending December 31, 2005, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10 ,11, 12, 13 and 14.

INDEX

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 22. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

ITEM 1. BUSINESS

Overview

We are an internally-managed real estate finance company that makes investments in real estate debt, real estate securities and net lease properties. We conduct our operations so as to qualify as a real estate investment trust, or a REIT, for federal income tax purposes. We invest in those areas of commercial real estate finance that enable us to leverage our real estate investment expertise, utilize our broad capital markets knowledge, and capitalize on our ability to employ innovative financing structures.

We are focused on three core businesses:

•	Real Estate Debt: We acquire, originate and structure senior and subordinate debt investments secured primarily by income-producing real estate properties.

•	Real Estate Securities: We invest in commercial real estate debt securities, including commercial mortgage backed securities, or CMBS, REIT unsecured debt, and credit tenant loans.

•	Net Lease Properties: We acquire properties that are primarily net leased to corporate tenants.

We believe that these businesses are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize securitization to finance assets and enhance returns. We seek to match fund our real estate securities and real estate debt investments, primarily by issuing collateralized debt obligations, or CDOs. CDOs are a securitization structure whereby multiple classes of debt are issued to finance a portfolio of securities. We allocate capital to these businesses in such a way as to diversify our credit risk and optimize our returns. Our primary objectives are to produce attractive risk-adjusted returns and to generate predictable cash flow for distribution to our stockholders.

Our Business Strategy

Our primary objectives are to make real estate-related investments that produce attractive risk-adjusted returns and to generate predictable cash flow for distribution to our stockholders. Our strategy is to target sectors that combine characteristics of both real estate and fixed income investments. We believe we derive a competitive advantage from the combination of our real estate and capital markets expertise, which enables us to manage credit risk across all three business lines as well as to structure and finance our assets efficiently.

We believe our complementary core businesses provide us with the following synergies that enhance our competitive position:

Sourcing Investments - CMBS, real estate debt and net leased properties are often sourced from the same originators. We can offer a single source of financing by purchasing or originating a rated senior interest for our real estate securities portfolio and an unrated junior interest for our real estate debt portfolio.

Credit Analysis - Real estate debt interests are usually marketed to investors prior to the issuance of CMBS backed by rated senior interests secured by the same property. By participating in both sectors, we can utilize our underwriting resources more efficiently and enhance our ability to underwrite the securitized debt.

CDO Financing - Our experience and reputation as a CDO manager gives us access to low cost, match funded financing for all of our real estate securities and real estate debt investments.

Capital Allocation - Through our participation in these three businesses, we benefit from market information that enables us to make more informed decisions with regard to the relative valuation of financial assets and capital allocation.

Our Corporate History

We were formed as a Maryland corporation in October 2003 in order to continue and expand the subordinate real estate debt, real estate securities and net lease businesses begun by our management at NorthStar Capital. We commenced operations upon the closing of our initial public offering in October 2004, or our IPO, and conduct substantially all of our operations and investing activities through our operating partnership, NorthStar Realty Finance Limited Partnership, and its subsidiaries.

Our Business Lines

Real Estate Debt Investments

Overview

We acquire, originate and structure senior and subordinate debt investments which we finance primarily by issuing CDO’s. These investments are generally secured by income-producing commercial and multifamily properties, including first lien mortgage loans, which are also referred to as senior mortgage loans, junior participations in first lien mortgage loans, which are often referred to as B-notes, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties.

Prior to a new real estate debt CDO issuance, there is a period during which we identify and acquire real estate debt investments for inclusion in the CDO. During the accumulation period, the investments are financed under a credit facility with a major lending institution. The advance rates under the credit facility vary depending on the criteria of the lending institution. During the accumulation period the investments and the financing are recorded on our consolidated balance sheet.

Our primary focus is directed at investing in and originating loans secured by income-producing assets, although we may on occasion make investments in real estate-related loans secured by properties that require stabilization, involve repositioning or may involve conversion to residential condominiums We seek to make real estate debt investments that offer the most attractive risk-adjusted returns and evaluate the risk based upon our underwriting criteria and the pricing of comparable investments.

Targeted Investments

Our real estate debt investments typically have the following characteristics:

•	terms of 2 to 10 years and in some cases, such terms are inclusive of extension options;

•
collateral in the form of a first mortgage or a subordinate interest in a first mortgage on real property, a pledge of ownership interests in a real estate owning entity or a preferred equity investment in a real estate owning entity;

•	secured by income-producing commercial or multi-family properties;

•	investment amounts of $5 million to $75 million;

•	floating interest rates priced at a spread over LIBOR or fixed interest rates;

•	the borrower purchases an interest rate cap or other hedge to protect against interest rate volatility in the case of floating rate investments; and

•
an intercreditor agreement that outlines our rights relative to investors with more senior positions in the capital structure of the transaction and that typically provides us with a right to cure any defaults to the lender of those tranches senior to us and, under certain circumstances, to purchase senior tranches.

Underwriting Factors for Real Estate Debt

We employ a standardized underwriting process that focuses on a number of factors, including:

•	fundamental real estate analysis of the underlying real estate collateral, including tenant rosters, lease terms and the asset's overall competitive position in its market;

•	market factors that may influence the economic performance of the collateral;

•	the operating expertise and financial strength of the sponsor or borrower;

•	the overall structure of the investment and the lenders' rights in the loan documentation;

•	real estate and leasing market conditions affecting the asset;

•	macroeconomic conditions that may influence operating performance;

•	the ability to liquidate an investment through a sale or refinancing of the collateral;

•	the cash flow coverage in place and projected to be in place over the term of the loan;

•	a valuation of the property and our investment basis relative to its value;

•	review of third-party reports including appraisals, engineering and environmental reports; and

•	physical inspections of properties and markets.

We monitor property-level performance of the collateral underlying our debt investments. We regularly review updated information such as operating statements, rent rolls, major tenant lease signings, renewals, expirations and modifications; changes in property management and management fees; changes in operating expenses; borrower's and sponsor's financial condition; distributions from reserves and capital accounts; real estate market conditions; sales of comparable and competitive properties; occupancy and asking rents at competitive properties; and financial performance of major tenants.

Prior to June 30, 2005, we were primarily focused on the acquisition or origination of subordinate debt investments secured primarily by real estate properties. We have recently been placing more emphasis on the acquisition and origination of senior mortgage loans as such loans allow us a greater degree of control in loan structuring, provide us the opportunity to create subordinate interests in the loan, if desired, that meet our risk-return objectives, and allow us to maintain a more direct relationship with our borrowers.

We currently expect to continue to expand our acquisition and origination of senior mortgage loans as a complement to our core real estate debt investment business. To that end, on October 20, 2005, we entered into a definitive purchase agreement with Allied Capital Corporation to acquire Timarron Capital Corporation. Timarron, based in Dallas, Texas, was organized by former senior executives of Principal Financial and other leading financial institutions to develop a nationwide commercial mortgage loan origination platform. We closed on the acquisition on January 19, 2006. The purchase price was approximately $2.7 million. Timarron was renamed and reorganized as NRF Capital LP. NRF Capital LP will originate commercial mortgage loans for our commercial real estate debt portfolio.

Our Investments in Real Estate Debt

At December 31, 2005 we held the following real estate debt investments:

	Carrying Value (1) (in thousands)	% of Aggregate Carrying Value	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$178,775	26.3%	—	3.06%	10
Whole loans, fixed rate	13,082	1.9%	5.27%	—	3
Subordinate mortgage interests, floating rate	237,276	34.8%	—	4.97%	17
Mezzanine loans, floating rate	223,621	32.8%	—	4.86%	11
Mezzanine loans, fixed rate	151	0.0%	15.00%	—	1
Preferred equity, fixed rate	28,201	4.2%	9.36%	—	2
Total / Average	$681,106	100.0%	8.09%(2)	4.40%(3)	44

(1) At December 31, 2005, approximately $320 million of these investments serve as collateral for the CDO bonds of our fourth CDO issuance, CDO IV, and the balance are financed under either our Wachovia facility or under other repurchase agreements.

(2) Represents average fixed rate applicable to fixed rate loans.

(3) Represents average spread over LIBOR for floating rate loans.

We made the following additional real estate debt investments subsequent to December 31, 2005 and prior to March 7, 2006:

Subsequent to December 31, 2005	Carrying Value (in thousands)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$92,335	54.0%	—	3.33%	5
Whole loans, fixed rate	—	—	—	—	—
Mezzanine loan, floating rate	66,580	39.0%	—	9.34%	2
Mezzanine loans, fixed rate	11,880	7.0%	8.00%	—	1
Total / Average	$170,795	100.0%	8.00%(1)	5.85%(2)	8

(1) Represents average fixed rate applicable to fixed rate loans.

(2) Represents average spread over LIBOR for floating rate loans.

As of March 7, 2006, all real estate debt investments were performing in accordance with the terms of the underlying loan agreements

Real Estate Debt CDO Issuances

CDO IV

 In June 2005, we closed CDO IV and retained all of the below investment grade securities and income notes, as listed below, of approximately $100 million. The CDO IV issuer issued $300 million face amount of the CDO bonds and sold them in a private placement to third parties. At closing, the proceeds of the issuance and sale of the CDO notes were used to repay the entire outstanding principal balance of $233.6 million under the DBAG facility.

The table below lists the classes of CDO bonds issued by CDO IV and their respective ratings, principal amounts and interest rates.

Class	Moody's/ S&P Ratings	Principal Amount (in thousands)	Interest Rate
A	Aaa/AAA	$185,000	LIBOR + 0.35%
B	Aa2/AA	32,600	LIBOR + 0.45%
C	A2/A	31,800	LIBOR + 0.75%
D	Baa2/BBB	38,600	LIBOR + 1.60%
E	Baa3/BBB-	12,000	LIBOR + 1.75%
Total		$300,000

The weighted average spread above LIBOR is 0.62%, excluding costs for the CDO bonds issued by CDO IV.

The CDO IV issuer sold the Class A through Class E notes in a private placement. We retained the Class F and Class G notes from the CDO IV issuer and one of our subsidiaries purchased the income notes, all of which are eliminated in consolidation under U.S. GAAP. The CDO IV debt securities and income notes are expected to mature in 2013, but their contractual maturity date is July 2040.

The CDO IV issuer entered into a collateral management agreement with NS Advisors LLC, one of our subsidiaries, pursuant to which NS Advisors LLC has agreed to advise the CDO IV issuer on certain matters regarding the collateral interests and other eligible investments securing the Class A through Class F notes and supporting the Class G notes and income notes in exchange for a fee which is payable on a monthly basis in accordance with the priority of payments set forth in the indenture for the CDO IV debt securities. NS Advisors LLC’s aggregate fee is equal to 0.34875% per annum of the net outstanding portfolio balance, which is equal to the sum of (1) the aggregate principal balance of the collateral interests, excluding any impaired interests or written down interests and (2) cash and eligible investments held in certain accounts pledged as security for payment for the Class A through Class F notes. In addition, NS Advisors LLC receives a fee equal to 0.00125% of the outstanding principal balance of Class A and Class B notes as advancing agent.

Credit Facilities

Wachovia Facility

On July 13, 2005, our wholly owned subsidiary NRFC WA Holdings, LLC, or NRFC WA, entered into a master repurchase agreement, which we refer to as the Wachovia facility, with Wachovia Bank, National Association, or Wachovia. The Wachovia facility was amended in September 2005 and February 2006 and currently NRFC WA may borrow up to $400 million under this credit facility in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities. The additional capacity and flexiblility under the amendment will allow us to accumulate sufficient collateral for a contemplated real estate debt CDO, or CDO VI, and to continue to finance other investments.

Advance rates under the Wachovia facility range from 55% to 95% (subject to increase under certain circumstances) of the value of the assets for which the advance is to be made. Amounts borrowed under the Wachovia facility bear interest at one-month LIBOR plus a spread which ranges from 0.20% to 3.00%, depending on the type of asset for which the amount is borrowed. The Wachovia facility has an initial maturity date of July 12, 2008, except that certain advances under the Wachovia facility were required to be repaid by February 24, 2006. If a securitization transaction is not consummated by March 30, 2006, certain advances under the facility will be subject to commitment and unused facility fees. The Company has agreed to a limited guarantee for the amounts borrowed by NRFC WA under the Wachovia facility.

NRFC WA may extend the term of the Wachovia facility for one year if it is not in default and must pay an extension fee of 0.25% of the aggregate amount then outstanding under the facility. If NRFC WA extends the facility's term, it will be required to retire 25% of the aggregate amount then outstanding under the facility during each quarter of the remaining year of the term.

The debt outstanding under the Wachovia facility is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments and the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing outstanding debt declines, NRFC WA may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Wachovia to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the facility and the sale of the collateral. An affiliate of NRFC WA was added as borrower under the Wachovia facility in the fourth quarter of 2005.

As of March 7, 2006, NRFC WA and its affiliates had $379.0 million of borrowings outstanding under this facility.

DBAG Facility

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

Under the terms of the DBAG facility, NRFC DB Holdings is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B− or higher rated CMBS and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

The DBAG facility has an initial three-year term, which may be extended for one additional year, subject to certain conditions and the payment of an extension fee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Obligations — DBAG Facility and CDO Bonds Payable" for a description of such extension terms and fees and the advance amounts and rates for the financing of the acquisition of assets pursuant to the DBAG facility.

As of March 7, 2006, no amounts were outstanding under the DBAG facility.

NSF Venture

On February 1, 2006, we sold our interests in the NSF venture to the institutional pension fund which had an equity interest in the NSF venture and terminated the associated advisory agreements for total consideration of $2.9 million. We will recognize incentive income of approximately $1.2 million, which was deferred at December 31, 2005. Subsequent to January 31, 2006, we will no longer earn management or incentive fees from the NSF venture or from loans owned directly by the NSF venture investor. Prior to the sale, one of our subsidiaries, NorthStar Funding Managing Member LLC, was responsible for the origination, underwriting and structuring of all investments made by the NSF venture, but the institutional pension fund had the right to approve all investments that NorthStar Funding Management LLC proposed to make on behalf of the NSF venture. The NSF venture had focused exclusively on loans to office and multi-family properties. As of the time of the sale, the NSF venture held approximately $85.8 million of subordinate real estate debt.

Real Estate Securities Investments

Overview

We create and manage portfolios of primarily investment grade commercial real estate securities, which we finance by issuing CDOs. These securities include CMBS, fixed income securities issued by REITs, credit rated tenant loans and CDOs backed primarily by real estate securities. These securities are rated primarily investment grade and generally are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured. In addition to these securities, our investment grade CDOs may also include real estate whole loans or subordinate debt investments such as B-Notes and mezzanine loans. By financing these securities with long-term debt through the issuance of CDOs, we expect to generate attractive risk-adjusted equity returns and to match the term of our assets and liabilities.

CDOs are a securitization structure whereby multiple classes of debt are issued to finance a portfolio of securities. Cash flow from the portfolio of securities is used to repay the CDO liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of "AAA" through "BBB−" and therefore can be issued at yields that are lower than the average yield of the securities backing the CDO. On each investment grade CDO we issue, we intend to retain the equity and the junior CDO debt securities and earn a spread between the yield on our assets and the yield on the CDO debt we issue. The equity and the junior CDO debt securities that we intend to retain are the most junior securities in the CDO's capital structure and are unrated or rated below investment grade. We also earn ongoing management fees for our management of the CDO collateral. A portion of these management fees is senior to the ‘‘AAA’’ rated debt securities of each CDO. We finance our real estate securities investments with the CDO debt we issue that initially represents approximately 93% of the value of these investments. In addition, we may also finance the junior CDO securities that we retain. The leverage level of our investment grade CDOs may vary depending on the composition of the portfolio and market conditions at the time of the issuance of each CDO. We may increase or decrease leverage on our investment grade CDOs, at securitization, upward or downward to improve returns or to manage credit risk. We may also use other capital markets techniques in addition to CDOs to finance our real estate securities portfolio.

Prior to a new CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO. During this warehouse accumulation period, we direct the acquisition of securities by a financial institution, or the warehouse provider, that will be the lead manager of the CDO under a warehouse facility. In the warehouse arrangements we have utilized to date, the warehouse provider purchases the securities and holds them on its balance sheet. We contribute cash and other collateral which is held in escrow by the warehouse provider to back our commitment to purchase equity in the CDO and to cover our share of losses should the real estate securities need to be liquidated.

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

NS Advisors LLC

One of our subsidiaries, NS Advisors LLC, manages our investment grade CDOs that have been issued and will manage our future investment grade CDOs. NS Advisors LLC earns 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual management fee. NS Advisors also manages CDO IV, our subordinate real estate CDO, as discussed above. A summary of the collateral and the capital structure for each of our investment grade CDOs at December 31, 2005 is provided below.

	CDO Collateral - December 31, 2005					CDO Notes - December 31, 2005
Issuance	Date Closed	Par Value of CDO Collateral (in ’000s)	Weighted Average Interest Rate	Weighted Average Rating	Weighted Average Expected Life (years)	Outstanding CDO Notes(1) (in ’000s)	Weighted Average Interest Rate at 12/31/05(3)	Stated Maturity	Carrying Value 12/31/05(4) (in ’000s)	Carrying Value 12/31/04(4) (in ’000s)
CDO I(2)	8/21/03	$352,041	6.62%	BBB/BBB-	6.01	$332,831	6.13%	8/1/2038	$9,792	$10,411
CDO II	7/1/04	392,841	6.25%	BBB/BBB-	6.65	356,170	5.58%	6/1/2039	18,317	27,281
CDO III	3/10/05	401,790	6.06%	BBB-	6.69	360,973	5.59%	6/1/2040	20,085	--
CDO V	9/22/05	500,969	5.69%	BBB	9.08	461,500	2.89%	9/5/2045	41,860	--
Total		$1,647,641				$1,511,474			$90,054	$37,692

(1)	Includes only notes held by third parties.
(2)	We have an 83.33% interest in CDO I.
(3)
Includes the effect of the interest rate swap held in each CDO. The weighted average interest rate for CDO V reflects the initial payment from the swap counterparty for CDO V. The effective interest rate on the CDO V Notes will increase in subsequent periods.

(4)
Our potential loss in CDO I, CDO II, CDO III and CDO V is limited to the carrying value of our investment in CDO I, CDO II, CDO III and CDO V, respectively, at December 31, 2005 and 2004. Carrying value includes certain BB rated junior notes of CDO II, III and V.

CDO I, CDO II, CDO III and CDO V are variable interest entities. Unlike the other participants in these CDO issuances, who are either debt holders or swap counterparties, we, the Predecessor and the other preferred equity holders have residual interests in the net cash flow of the our CDO issuances, and therefore bear the first risk of loss. As of December 31, 2005, there had been no losses on these interests, and none of such real estate securities held by these CDOs were delinquent.

Warehouse Agreement for CDO VII

On September 27, 2005, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under our direction, with the expectation of selling such securities to our fifth investment grade CDO issuances or CDO VII. As of December 31, 2005, we have deposited $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank had accumulated $156.4 million of real estate securities under the terms of the warehouse agreement as of December 31, 2005. As of March 7, 2006, the bank had accumulated $260.9 million of real estate securities under the terms of the warehouse agreement. The CDO VII warehouse agreement also provides for our notional participation in the income that the assets generate after deducting a notional debt cost.

Types of Real Estate Securities Collateralizing our Investment Grade CDOs

The various types of securities backed by real estate assets that we invest in, including CMBS, fixed income securities issued by REITs and real estate CDOs, are described in more detail below.

CMBS.    CMBS are backed by one or more loans secured by income-producing commercial and multifamily properties, or collateralized mortgage backed securities. These properties primarily consist of office buildings, retail properties, apartment buildings, industrial properties, health care properties and hotels. The properties are primarily located in the United States; although CMBS backed by properties located in Europe, Asia and other countries are a growing segment of the market. We have not yet invested in CMBS backed primarily by properties outside of the United States, but we may do so in the future. The loans are held in a trust that issues securities in the form of various classes of debt secured by the cash flows from the underlying loans. The securities issued by the trust have varying levels of priority in the allocation of cash flows from the pooled loans and are rated by one or more nationally recognized statistical rating agencies. These ratings reflect the risk characteristics of each class of CMBS and range from ‘‘AAA’’ to ‘‘CCC’’. Any losses realized on defaulted loans are absorbed first by the most junior, lowest-rated bond classes. Typically, all principal received on the loans is allocated first to the most senior outstanding class of bonds and then to the next class in order of seniority.

The portfolios of our four investment grade CDO issuances include different types of CMBS, including:

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

Commercial Real Estate CDOs:    Commercial real estate CDOs, or CRE CDOs, are debt obligations typically collateralized by a combination of CMBS and REIT unsecured debt. CRE CDOs may also include real estate whole loans and other asset-backed securities as part of their underlying collateral, although this is not as common. A CRE CDO is a special-purpose vehicle that finances the purchase of CMBS, REIT debt and other assets by issuing rated liabilities rated by rating agencies and equity in private securities offerings.

CMBS Re-REMICS:    These securities are backed by a discrete pool of CMBS securities. These transactions are similar to CDOs, but have no interest coverage or principal coverage tests and are not managed. These pools are separated in tranches with any losses to the underlying CMBS securities first absorbed by the lowest-rated bond classes. Principal received is typically allocated to bond classes based on their level of seniority.

Financing Strategy for Real Estate Securities

As part of our financing strategy, we issue CDOs to finance discrete pools of real estate securities, and seek to match the terms of our assets and liabilities. In a CDO, the cash flow received from a portfolio of securities is applied to repaying several classes of bonds. Principal and interest payments are made sequentially starting with the most senior class of bonds. Principal payments received from the securities in the underlying pool are passed through to the CDO bonds when received, thereby creating a close match between the maturities of the assets and the CDO bonds. CDOs provide low cost financing because the most senior bond classes are rated ‘‘AAA’’ by the rating agencies. Approximately 74%, 73%, 74% and 77% of the bonds issued by CDO I, CDO II, CDO III and CDO V, respectively, were rated ‘‘AAA’’ by at least two rating agencies at the time of the initial issuance.

We may also utilize other securitization structures to provide long-term financing for our assets or we may issue CDOs that include subordinate debt or real estate debt secured by net lease properties.

Hedging Strategy for Real Estate Securities

We use hedging techniques such as interest rate swaps, interest rate caps, short sales of securities and mortgage derivatives to manage our real estate securities portfolio's interest rate risk and to preserve a steady income stream regardless of movements in interest rates. We hedge fixed rate assets that are funded with floating rate liabilities to mitigate the potential impact of rising interest rates. The floating rate portions of the issuances of debt securities by our investment grade CDOs are each hedged with an interest rate swap for this purpose. Securities held by a bank pursuant to a warehouse agreement, which we participate in on a derivative basis, are hedged to mitigate the impact of interest rate fluctuations prior to the issuance of a CDO.

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

REIT securities are evaluated based on the quality, type and location of the property portfolio, the capital structure and financial ratios of the company, and management's track record, operating expertise and strategy. We also evaluate the REIT's debt covenants. Our investment decision is based on the REIT's ability to withstand financial stress, as well as more subjective criteria related to the quality of management and of the property portfolio

Net Lease Investments

Overview

Our strategy is to invest primarily in office, industrial and retail properties across the United States that are net leased to corporate tenants. Net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance and operating expenses arising from the use of the leased property. We may also invest in properties that are leased to government tenants, for which we are responsible for some or all of the operating expenses. We target properties within two subsectors of the net lease market: (1) properties leased to unrated or below investment-grade corporate tenants; and (2) investments with lease terms of less than 15 years.

We generally target properties that are located in primary or secondary markets with strong demand fundamentals, and that have a property design and location that make them suitable and attractive for alternative tenants.

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

Underwriting Process for Net Lease Investments

Our ability to maximize the risk-adjusted returns available from investing capital in net lease properties will depend, in part, on our ability to underwrite and monitor tenant credit and real estate market and property fundamentals. We believe a thorough investment analysis is important to assessing the particular merits of a given investment.

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

Financing Strategy for our Net Lease Properties

We expect to finance the majority of our net lease investments at approximately 70% to 80% of the aggregate appraised value of our net lease investments on a stabilized basis. The financing typically will be non-recourse. We will seek to match the term of the financing with the term of the lease where possible.

Acquisitions of Net Lease Properties

Chatsworth Portfolio

In January 2005, we acquired a portfolio of three net leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, California for $63.5 million. The properties are 100% net leased to Washington Mutual Bank under two leases that expire in 2015.

Salt Lake City Property

In August 2005, we acquired a 117,553 square foot office building in Salt Lake City, Utah for approximately $22.0 million. This property is 100% leased to the General Services Administration under a lease that expires in 2012.

EDS Portfolio

In September 2005, we acquired a portfolio of four office buildings with 387,842 square feet of rentable space for $61.4 million. The four buildings comprising the EDS portfolio, which are located in Rancho Cordova, California, Auburn Hills, Michigan and Camp Hill, Pennsylvania, were leased to EDS under leases expiring in 2015.

Executive Centre Portfolio

In December 2005, we acquired a portfolio of three class A office buildings, located in Cincinnati, Ohio, with 486,963 square feet of rentable space for $68.5 million. Two of the properties are 100% and 96% leased to General Electric Company under leases expiring in 2009 and 2010. The remaining building is leased 100% to Cincom Systems, Inc. under a lease that expires in 2011.

Quantum Joint Venture

In February 2006, through a 50% owned joint venture interest with Cushman & Wakefield Net Lease Trust, we acquired a portfolio of three adjacent class A office/flex buildings located Colorado Springs, CO, with 406,204 square feet of rentable space for $54.25 million. The properties are 100% leased to Quantum Corp. under leases expiring in 2021 (59%), 2013 (11%), 2011 (13%) and 2009 (17%).

Dispositions of Net Lease Properties

On June 30, 2005, we sold our fee interest in a 19,618 square foot retail condominium unit located at 729 Seventh Avenue in New York City for $29.0 million, or $1,478 per square foot, to an affiliate of The Riese Organization's Restaurant Division, National Restaurants Management Inc, or NRMI, and Himmel + Meringoff Properties. In connection with the sale, 729 7th Realty Corp., an affiliate of NRMI, agreed to discontinue the legal action that it had brought against us, settling our only material pending legal action.

On November 30, 2005, we sold our fee interest in a net lease property located at 1552 Broadway in New York City to NRMI, for a purchase price of $48 million, or $3,970 per square foot. The four-story, 12,091 square foot building is located at the corner of Broadway and West 46th Street in Times Square.

On January 31, 2006, the Company sold its leasehold interests in 25-27 West 34th and 1372 Broadway, both of which are located in New York City, for $2.3 million.

Stock Offering

Stock Offering

In December 2005, we closed a public offering of 9.2 million common shares at $9.25 per share, which included 1.2 million shares to cover the underwriters’ over-allotment. Net proceeds from the offering were approximately $79 million. The proceeds from the offering were used to pay down short term debt and to fund new investments.

Financing

Mortgages

Chatsworth Mortgage

In connection with the acquisition of the Chatsworth Portfolio, we entered into a loan agreement (the "Chatsworth Mortgage") for a non-recourse mortgage in the principal amount of $44.0 million. The Chatsworth Mortgage matures on May 1, 2015 and bears interest at a fixed rate of 5.65%. The Chatsworth Mortgage requires monthly payments of $230,906 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $40.5 million at maturity, as well as monthly escrow deposits for ground lease payments required under the ground lease for the leasehold property. The Chatsworth Mortgage is secured by first mortgage liens and security interests on the Chatsworth Portfolio, including two fee owned properties and the leasehold interest in the other property, including assignments of leases and rents.

Salt Lake City Mortgage

In connection with the acquisition of the Salt Lake City property, we entered into a loan agreement (the "Salt Lake City Mortgage") for a non-recourse mortgage in the principal amount of $17.0 million. The Salt Lake City Mortgage matures on September 1, 2012 and bears interest at a fixed rate of 5.16%. This loan requires monthly payments of $100,971 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $14.3 million at maturity, as well as monthly escrow deposits for real estate taxes.

EDS Mortgage

In connection with the acquisition of the EDS portfolio, we entered into a loan agreement (the “EDS mortgage”) for a non-recourse mortgage in the principal amount of $49.1 million. The EDS mortgage matures on October 8, 2015 and bears interest at a fixed rate of 5.37%. The loan requires monthly payments of $274,997 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $41.91 million at maturity, as well as monthly escrow deposits for real estate taxes.

Executive Centre Mortgage

In connection with the acquisition of the Executive Centre portfolio we entered into a $51.5 million mortgage that matures on January 1, 2016 and bears interest at a fixed rate of 5.851%. This non-recourse loan requires monthly payments of $303,732 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $48.1 million at maturity, as well as monthly escrow deposits for real estate taxes.

Mezzanine Loan

In connection with the acquisition of the Chatsworth Properties, we entered into a non-recourse mezzanine loan agreement (the "Chatsworth Mezzanine Loan") which was assigned to, then funded by, the warehouse provider for CDO III (the "Chatsworth Mezzanine Lender") for a mezzanine loan in the principal amount of $13.0 million. The Chatsworth Mezzanine Loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period February 1, 2005 through February 1, 2006. Principal and interest payments of $170,914 are due thereafter, which will fully amortize the Chatsworth Mezzanine Loan by maturity, May 1, 2014. The Chatsworth Mezzanine Loan is secured by a pledge of our equity interest in an affiliate of the borrower of the Chatsworth Mortgage. The Chatsworth Mezzanine Loan currently constitutes a portion of the portfolio of securities owned by CDO III.

Unsecured Credit Facility

On September 28, 2005, we entered into a master loan, guarantee and security agreement with Bank of America, N.A., through our Operating Partnership and NS Advisors LLC (the "BOA Master Loan Agreement"). The BOA Master Loan Agreement provides for an unsecured, $50 million revolving credit facility. The term of the unsecured facility is one year, with up to two one-year extensions at the discretion of Bank of America. If the unsecured facility is not extended by Bank of America, we have the option in lieu of immediate repayment to amortize the outstanding principal balance of the unsecured facility in equal quarterly installments over twelve months, upon payment of a quarterly 12.5 basis point fee on the outstanding balance under the unsecured facility at September 27, 2006 and each quarter thereafter. The interest rate on the unsecured facility is LIBOR, plus 325 basis points. In connection with the facility the Company paid an origination fee of 0.50% and, in addition, must pay an unused facility fee equal to 0.50% of the unused portion of the facility.

Trust Preferred Private Placements

On April 12, 2005 and May 25, 2005, NorthStar Realty Finance Trust and NorthStar Realty Finance Trust II, (the "Trusts") sold, in two private placements, trust preferred securities for an aggregate amount of $40 million and $25 million, respectively. We own all of the common stock of the Trusts. The Trusts used the proceeds to purchase our junior subordinated notes which mature on March 30, 2035 and June 30, 2035, respectively. These notes represent all of the Trusts' assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.15% and 7.74% per annum, respectively, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum.

On November 22, 2005 we completed our third private placement of $40 million of trust preferred securities through our subsidiary, NorthStar Realty Finance Trust III. The proceeds were used to repay $32 million of short term debt and to fund new investments. These trust preferred securities have a 30-year term, ending January 30, 2036. They bear interest at a fixed rate of 7.81% for the first ten years, ending January 2016, whereupon the rate floats at three-month LIBOR plus 2.83%. These securities are redeemable at par beginning on January 30, 2011.

On March 10, 2006, our subsidiary, NorthStar Realty Finance Trust IV, completed a private placement of $50 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinated notes due June 30, 2036 issued by our operating partnership and guaranteed by us.  The proceeds of the issuance of the notes were used to repay short term debt and to fund new investments. These trust preferred securities and the notes both have a 30-year term, ending June 30, 2036, and bear interest at a fixed rate of 7.95% for the first ten years, ending June 2016, whereupon the rate floats at three-month LIBOR plus 2.80%. These securities are redeemable at par beginning on June 30, 2011.

Regulatory Aspects of Our Investment Strategy

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Because we hold our securities and are not primarily in the business of investing, reinvesting and trading in securities, we do not believe we are subject to regulation as an investment company under Section 3(a)(1)(A). Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are U.S. government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. This means that the securities issued by our majority owned subsidiaries that are excepted from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

A majority of our subsidiaries rely on exceptions and exemptions from the Investment Company Act. These exceptions and exemptions limit the types of assets these subsidiaries may purchase. For instance, CDO II, CDO III and CDO V rely on the exemption from the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invests in net lease properties relies on the exception from the definition of "investment company" provided by Sections 3(c)(6) and 3(c)(5)(C) of the Investment Company Act, and CDO IV similarly relies on the 3(c)(5)(C) exception from the definition of "investment company". These exceptions except companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. Relying on the exception from the definition of "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act, CDO IV is limited in the types of real estate related assets that it could invest in. We believe that neither our operating partnership nor the subsidiary REIT through which we hold the substantial majority of our investments are investment companies because each of them satisfy the 40% test of Section 3(a)(1)(C). We must monitor their holdings to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. Our subsidiaries that engage in operating businesses are not subject to the Investment Company Act.

If the combined value of the investment securities issued by our subsidiaries that are excepted by Sections 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of our total assets on an unconsolidated basis, we may be deemed to be an investment company. If our subsidiaries fail to maintain their exceptions or exemptions from the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

In addition to the foregoing, we believe that we should be able to rely on additional exemptions under the Investment Company Act.

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

We believe that each of our properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. We have not been notified by any governmental authority, or are otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of these properties. We are not aware of any environmental liabilities relating to our properties that would reasonably expect to have a material adverse effect on our financial condition or results of operations taken as a whole, nor are we aware of any such material environmental liability. However, it is possible that there are material environmental liabilities of which we are unaware. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of the properties will not be affected by tenants, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks) or by third parties unrelated to us. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds our budgets for such items, our ability to make expected distributions to stockholders could be adversely affected.

Other Regulations

The net lease properties we own are also subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that the properties are in material compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition. Except as described in this report, we are not aware of any other laws or regulations that have a material effect on our operations, other than typical state and local laws affecting the development and operation of real property, such as zoning laws.

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

Employees

At December 31, 2005, we have 23 employees.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the audit, nominating/corporate governance, and compensation committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers, directors and employees.

Our internet address is www.nrfc.com. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of our audit committee, nominating/corporate governance committee and compensation committee of our board of directors. Within the time period required by the rules of the SEC and the NYSE, we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

ITEM 1a. RISK FACTORS

This section describes risk factors that could have a material adverse effect on our operations and future prospects. The risk factors set forth in this section could cause our actual results to differ significantly from those contained in this Annual Report on Form 10-K. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the factors discussed below and the cautionary statements referred to under " Forward-Looking Statements."

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

Our investments are relatively illiquid and, therefore, our ability to sell and purchase properties, securities and debt promptly in response to a change in economic or other conditions will be limited. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of properties, even if a disposition were in the best interests of our stockholders. In addition, a majority of the mortgage-backed securities, REIT securities and real estate debt that we purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in compliance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may not be able to acquire eligible securities for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our real estate securities investments or to liquidate assets.

We acquire investment grade real estate securities and finance them on a long-term basis through the issuance of CDOs. Prior to a new investment grade CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO, known as the warehouse accumulation period. During this period, we direct the acquisition of securities under a warehouse facility from a warehouse provider that will be the lead manager of the CDO. The warehouse provider then purchases the securities and holds them on its balance sheet. We contribute cash and other collateral which is held in escrow by the warehouse provider to back our commitment to purchase equity in the investment grade CDO and to cover our share of losses should securities need to be liquidated. As a result, we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

Our warehouse facilities and our CDO financing agreements may limit our ability to make investments.

In order for us to borrow money to make investments under our warehouse facilities, our warehouse providers have the right to review the potential investment for which we are seeking financing. We may be unable to obtain the consent of our warehouse providers to make investments that we believe are favorable to us. In the event that our warehouse providers do not consent to the inclusion of the potential asset in the warehouse facility, we may be unable to obtain alternate financing for that investment. Our warehouse provider's consent rights with respect to our warehouse facility may limit our ability to execute our business strategy.

In addition, each CDO financing that we engage in will contain certain eligibility criteria with respect to the collateral that we seek to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral as set forth in the transaction documents of such CDO transaction, we may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to our CDOs may limit our ability to execute our business strategy.

Our future investment grade CDOs will be collateralized with real estate securities that are similar to those collateralizing our four existing investment grade CDO issuances, and any adverse market trends that affect these types of real estate securities are likely to adversely affect our CDOs in general.

Our existing investment grade CDO issuances are collateralized by fixed and floating rate CMBS, REIT debt and real estate CDOs, and we expect that our future issuances will be backed by similar securities. Any adverse market trends that affect the value of these types of securities will adversely impact the value of our interests in our CDOs. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of CMBS issued in a particular year, or changes in federal income tax laws that could affect the performance of debt issued by REITs.

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

We may make investments in assets with lower credit quality, which will increase our risk of losses.

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

We have no established investment criteria limiting the geographic concentration of our investments in real estate debt, real estate securities or net lease properties. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Certain loans and securities in which we invest may be secured by a single property or properties in one geographic location. We hold leasehold interests in a portfolio of retail and commercial properties located in New York City. We also own a portfolio of three net leased commercial properties in Chatsworth, California. Net lease properties that we may acquire may also be located in New York City or may otherwise be located in a geographic cluster. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral.

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

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. Although we seek to finance our assets on a match-funded basis and mitigate the risk associated with future interest rate volatility, we are subject to credit risk and interest rate risk with respect to our investments in real estate debt and real estate securities. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2005, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $6,888,000, offset by an increase in our interest expense of approximately $5,430,000 on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

Our investments in real estate securities, mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans are subject to changes in credit spreads and if spreads widen, the value of our loan and securities portfolios would decline.

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

The value of our investments in mortgage loans, mezzanine loans and participation interests in mortgage and mezzanine loans are also subject to changes in credit spreads. The majority of the loans we invest in are floating rate loans valued based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit. The value of our portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate. Any credit or spread losses incurred with respect to our loan portfolio would affect us in the same way as similar losses on our real estate securities portfolio as described above.

Our hedging transactions may limit our gains or result in losses.

To limit the effects of changes in interest rates on our operations, we may employ hedging strategies, including engaging in interest rate swaps, caps, floors and other interest rate exchange contracts as well as engaging in short sales of securities or of future contracts. The use of these types of derivatives to hedge our assets and liabilities carries certain risks, including the risks that:

•	losses on a hedge position will reduce the cash available for distribution to stockholders;

•	losses may exceed the amount invested in such instruments;

•	a hedge may not perform its intended use of offsetting losses on an investment;

•
the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position; and

•
the counterparties with which we trade may experience business failures, which would most likely result in a default. Default by such counterparty may result in the loss of unrealized profits, which were expected to offset losses on our assets. Such defaults may also result in a loss of income on swaps or caps, which income was expected to be available to cover our debt service payments.

Our board of directors adopted a general policy with respect to the use of derivatives which generally allows us to use derivatives where appropriate, but does not set forth specific policies and procedures. Our results of operations may be adversely affected during any period as a result of the use of derivatives. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, we may conduct some or all of our hedging activities through a to-be-formed corporate subsidiary that is fully subject to federal corporate income taxation.

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

The value of our investments and the income from our investments in net lease properties may be significantly adversely affected by a number of factors, including:

•	national, state and local economic climates;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;

•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;

•	competition from comparable properties;

•	the occupancy rate of our properties;

•	the ability to collect on a timely basis all rent from tenants;

•	the effects of any bankruptcies or insolvencies of major tenants;

•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage funding;

•	the impact of present or future environmental legislation and compliance with environmental laws;

•	cost of compliance with the American with Disabilities Act of 1990, or ADA;

•	adverse changes in governmental rules and fiscal policies;

•	civil unrest;

•	acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

•	acts of terrorism or war;

•	adverse changes in zoning laws; and

•	other factors which are beyond our control.

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

As a result of the events of September 11, 2001, insurance companies are limiting and charging significant premiums to cover acts of terrorism in insurance policies. As a result, although we, our tenants or our borrowers generally carry terrorism insurance, we may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties, which may increase the cost of obtaining the required insurance.

We may change our investment strategy without stockholder consent and make riskier investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Form 10-K. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

Our portfolio is leveraged, which may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage our portfolio through borrowings, generally through the use of bank credit facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CDOs, and other borrowings. The type and percentage of leverage varies depending on our ability to obtain credit facilities and the lender's estimate of the stability of the portfolio's cash flow. However, we do not restrict the amount of indebtedness that we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Moreover, we may have to incur more recourse indebtedness.

The repurchase agreements and bank credit facilities that we use to finance our investments may require us to provide additional collateral.

We use bank credit facilities, including repurchase agreements, to finance some of our investments, primarily on an interim basis. If the market value of the loans pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and solvency.

Further, our credit facility providers require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position in order to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders impose restrictions on us that affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that limit, among other things, our ability to repurchase stock, distribute more than a certain amount of our funds from operations, and employ leverage beyond certain amounts, any of which may limit our operating flexibility.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have purchased, and expect to purchase in the future, subordinate classes of bonds in our CDO financings. The terms of the CDO securities issued by us include and will include coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes may be re-directed to pay principal on the senior bond classes. Therefore, our failure to satisfy the coverage tests could adversely affect our operating results and cash flows.

Certain coverage tests (based on delinquency levels or other criteria) may also restrict our ability to receive net income from assets pledged to secure the CDOs. We cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDOs will increase.

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower, we assess the strength and skills of such entity's management and other factors that we believe are material to the performance of the investment. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Credit ratings assigned to our investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to our investments will not be downgraded.

Some of our investments are rated by Moody's Investors Service, Fitch Ratings or Standard & Poor's, Inc. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may have an adverse affect on our financial condition.

Risks Related to Our Company

In the past, our internal controls over financial reporting were found to have material weaknesses.

Our management identified certain deficiencies in our predecessor's internal controls over financial reporting during the course of its review in December 2004 of the financial statements of our predecessor that were to be included in our Form 10-Q for the quarter ended September 30, 2004. Based upon further investigation, we discovered certain errors in the accounting for transactions entered into during June 2004 and the third quarter of 2004 in connection with CDO II and in the reporting of allocated general and administrative expenses. These errors required us to adjust our predecessor's financial statements for the six months ended June 30, 2004, as described in Note 2 to the financial statements included in our Form 10-Q for the quarter ended September 30, 2004, and to make certain adjustments to our predecessor's financial statements for the three and nine months ended September 30, 2004. The deficiencies identified by our management in December 2004 included (1) the communication between business unit personnel and financial reporting personnel with respect to the accounting for certain transactions associated with our predecessor's CDO investments and other company activity, (2) the level of training of accounting and financial reporting personnel, and (3) the level of detailed, quality control review of our predecessor's financial statements. Taken together, management concluded that these deficiencies rose to the level of a material weakness in our predecessor's internal controls over financial reporting for the three months ended September 30, 2004.

In December 2004, our prior independent registered public accounting firm, Ernst & Young LLP, advised our management and audit committee that it considered our internal controls over financial reporting to have the significant deficiencies identified by management in December 2004 which, considered in combination, constituted a material weakness in our internal controls. The term "material weakness" refers to an organization's internal control deficiency in which the design or operation of a component of internal control does not reduce to a relatively low level the risk that a material misstatement may be contained in the organization's financial statements. In March 2005, Ernst & Young LLP advised our management and audit committee that such significant deficiencies in our internal controls over financial reporting continued to exist.

Since December 2004, we have had to expend significant financial resources, and our management has had to spend significant time, in order to take a series of measures designed to remedy these significant deficiencies. We may continue to expend significant financial resources and time in order to improve our internal controls over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Additionally, Grant Thornton LLP, our current independent registered public accounting firm, has audited management’s assessment and has issued an attestation report concurring with management’s assessment.

We cannot assure you that there will not be any other significant deficiencies that in combination constitute material weaknesses in our internal control over financial reporting in the future.

Our ability to operate our business successfully would be harmed if key personnel with long-standing business relationships terminate their employment with us.

Our future success depends, to a significant extent, upon the continued services of our key personnel, including certain of our executive officers and Mr. Hamamoto in particular. For instance, the extent and nature of the experience of our executive officers and nature of the relationships they have developed with real estate developers and financial institutions are critical to the success of our business. Our executive officers have significant real estate investment experience. We cannot assure you of their continued employment with us. The loss of services of certain of our executive officers could harm our business and our prospects.

In connection with the IPO, our board of directors has adopted the NorthStar Realty Finance Corp. Long-Term Incentive Bonus Plan, which we refer to as the incentive bonus plan, in order to retain and incentivize officers and certain key employees. At December 31, 2005, based on the facts and information then available and assumptions regarding the returns on our investments at December 31, 2005, our management estimates that we will meet the hurdle of 12.5% return on invested capital during two one-year performance periods beginning October 1, 2005 and 2006 under the incentive bonus plan, and therefore, at December 31, 2005, we expect to issue awards under the incentive bonus plan. However, if we do not meet the return hurdles that our compensation committee established under the incentive bonus plan for the two-year period beginning October 1, 2005, we will ultimately not grant any awards under this plan to members of our management or other of our employees who provide services to us. As a result, we may be unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.

We may not be able to renew our office sublease expiring in September 2007 or renew our sublease on comparable terms, which could have an adverse impact on our financial condition, results of operations and business.

Our primary office space, which we have subleased from NorthStar Capital, is set to expire in September 2007. Given the highly competitive leasing market and price appreciation in New York City since the commencement of the original lease, following September 2007 we will not likely be able to lease this office space on terms comparable to our existing terms, if at all. Paying more for this existing office space or relocating our business to a new office space could have an adverse impact on our financial condition and results of operations and could have the effect of diverting our resources away from the focus of our core businesses.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our ability to identify and invest in subordinated and senior real estate debt, real estate securities and net lease properties that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our structuring of the investment process and our access to financing on acceptable terms. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our management has limited experience operating a publicly-owned REIT.

We commenced operations upon consummation of our IPO in October 2004. Our management has limited experience operating a publicly-owned REIT. Given our recent IPO, you will be limited in fully evaluating our management's public company and REIT operational abilities.

We are subject to potential conflicts of interest in our relationship with our management relating to the time such individuals may devote to other matters for NorthStar Capital, and with NorthStar Capital, and our conflict of interest policies may not successfully eliminate the influence of such conflicts.

Our President and Chief Executive Officer, David Hamamoto, is the Co-Chief Executive Officer of NorthStar Capital. We expect that Mr. Hamamoto will devote a majority of his time and efforts to managing our affairs. However, he also devotes such time as is necessary to the management of NorthStar Capital's business operations, and he may engage in other business ventures. As a result, Mr. Hamamoto may be subject to conflicts in prioritizing his time and efforts. Mr. McCready, our general counsel and secretary, also serves as a director and the President and Chief Operating Officer of NorthStar Capital. While Mr. McCready continues to devote a significant amount of his time to the business of NorthStar Capital, he devotes the majority of his time and efforts to our business affairs.

In the future, we may enter into additional transactions with NorthStar Capital with the approval of the independent members of our board. Although Maryland law addresses certain conflicts of interest situations and our board has adopted certain policies relating to conflicts of interest requiring, among other things, that all transactions in which directors or executive officers have a material interest be approved by a majority of our disinterested directors, our policies or Maryland law requirements may not be successful in eliminating the influence of such conflicts.

Assuming redemption of all operating partnership units beneficially owned by NorthStar Capital for shares of our common stock, NorthStar Capital would beneficially own approximately 11% of our common stock and may be able to significantly influence matters submitted to a vote of our stockholders.

Assuming redemption of all operating partnership units beneficially owned by NorthStar Capital for shares of our common stock, NorthStar Capital would beneficially own approximately 11% of our outstanding common stock. If NorthStar Capital causes the redemption of these operating partnership units and we elect to issue shares of our common stock in exchange for such units, NorthStar Capital may be able to significantly influence the election of all of the members of our board of directors and the outcome of all matters submitted to a vote of our stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness and the issuance of any additional shares of common stock or other equity securities. NorthStar Capital's influence over us may not always be exerted in a manner consistent with the interests of our other stockholders.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are U.S. government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, this means that the securities issued by our subsidiaries that rely on the exception from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

A majority of our subsidiaries rely on exceptions and exemptions from the Investment Company Act. These exceptions and exemptions limit the types of assets these subsidiaries may purchase. For instance, CDO II, CDO III and CDO V rely on the exemption from the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invests in net lease properties relies on the exception from the definition of "investment company" provided by Sections 3(c)(6) and 3(c)(5)(C) of the Investment Company Act, and CDO IV similarly relies on the 3(c)(5)(C) exception from the definition of "investment company". These exceptions except companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. Relying on the exception from the definition of "investment company" provided by 3(c)(5)(C) of the Investment Company Act, CDO IV is limited in the types of real estate related assets that it could invest in. We believe that neither our operating partnership nor the subsidiary REIT through which we hold the substantial majority of our investments are investment companies because each of them satisfy the 40% test of Section 3(a)(1)(C). We must monitor their holdings to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. Our subsidiaries that engage in operating businesses are not subject to the Investment Company Act.

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

Maryland law also allows a corporation with a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in the charter or bylaws, to a classified board, unless its charter prohibits such an election. Our charter contains a provision prohibiting such an election to classify our board under this provision of Maryland law. This makes the company more vulnerable to a change in control. If our stockholders voted to amend this charter provision and to classify our board of directors, the staggered terms of our directors could reduce the possibility of a tender offer or an attempt at a change in control even though a tender offer or change in control might be in the best interests of our stockholders.

Risks Related to REIT Tax Status

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

We intend to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. We hold a substantial majority of our assets in a majority owned subsidiary, which we refer to as our private REIT. Our private REIT is organized to qualify as a REIT for federal income tax purposes. Our private REIT must also meet all of the REIT qualification tests under the Internal Revenue Code. If the private REIT did not qualify as a REIT, it is likely that NorthStar Realty would also not qualify as a REIT. If, for any reason, we failed to qualify as a REIT and unless we were entitled to relief under certain Internal Revenue Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify.

Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.

To qualify as a REIT, we are required to distribute at least 90% of our annual taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. While we intend to make distributions sufficient to avoid imposition of the 4% tax, there can be no assurance that we will be able to do so. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.

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

We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate or forego otherwise attractive investments.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. Legislation enacted in 2003 generally reduced the federal income tax rate on most dividends paid by corporations to individual investors to a maximum of 15%. REIT dividends, with limited exceptions, do not benefit from the rate reduction, because a REIT's income is generally not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs and could have an adverse effect on the value of our common stock.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person, including entities, may own more than 9.8% of the value of our outstanding shares of stock or more than 9.8% in value or number (whichever is more restrictive) of our outstanding shares of common stock. The board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our status as a REIT. Despite these restrictions, it is possible that there will be five or fewer individuals who own more than 50% in value of our outstanding shares, which could cause us to fail to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

The "taxable mortgage pool" rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our current and future securitizations could be considered to result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities that are not subject to tax on unrelated business income, although Treasury regulations have not yet been drafted to clarify the law, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, all of our investors and not just our investors who are "disqualified organizations" will bear a portion of the cost associated with the imposition of such tax on us. See "Federal Income Tax Considerations—Taxation of NorthStar Realty—Taxable Mortgage Pools" and "Federal Income Tax Considerations—Taxation of Stockholders—Taxation of Tax-Exempt Stockholders." Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. PROPERTIES

Our investments in net lease properties, which comprise our net lease business segment, are described under "Net Lease Properties." The following table sets forth certain information with respect to each of the net lease properties in the portfolio as of December 31, 2005:
Net Lease Portfolio: Property Information
Property Address	Square Feet	Ownership Interest	Leasehold Expiration Date	Major Tenants	Percent of Total Square Feet Leased	Annualized Rent	Lease/ Sublease Expiration Date

9401 Oakdale, Los Angeles, CA	97,336	Leasehold	May 2039	Washington Mutual Bank	100%	$2,296,000	June 2015

19850/60 Plummer , Los Angeles CA	160,000	Fee	N/A	Washington Mutual Bank	100%	$3,407,000	June 2015

2222 West 2300 South, Salt Lake City, UT	117,553	Fee	N/A	General Services Administration	100%	$2,316,000	April 2012

10888 White Rock Rd Rancho Cordova, CA	68,000	Fee	N/A	Electronic Data Systems Corp	100%	$1,380,000	September 2015

985 West Entrance Dr, Auburn Hills, MI	55,692	Fee	N/A	Electronic Data Systems Corp.	100%	$682,000	September 2015

1080 West Entrance Dr, Auburn Hills MI	50,000	Fee	N/A	Electronic Data Systems Corp.	100%	$528,000	September 2015

225 Grandview Ave, Camp Hill, PA	214,150	Fee	N/A	Electronic Data Systems Corp.	100%	$2,395,000	September 2015

111 Merchant St, Springdale, OH	173,145	Fee	N/A	General Electric Company	100%	$1,657,000	December 2009

55 Merchant St., Springdale, OH	174,554	Fee	N/A	Cincom Systems, Inc.	100%	$2,313,000	December 2011

25 Merchant St., Springdale, OH	139,264	Fee	N/A	General Electric Company	98%	$1,191,000	March 2010

25-27 West 34th Street (5)	21,140	Leasehold	12/30/2009	Payless Shoes (d/b/a Parade of Shoes)	13.2%	$475,000	Dec. 2009
				Sleepy's	14.2%	$116,000	Dec. 2009
				Solstice	4.0%	$262,000	Dec. 2009
				Su & Su	23.6%	$89,000	Dec. 2009
				Orion Technology	21.3%	$95,000	Dec. 2009
				AT&T Wireless	0.0%(2)	$44,000	Nov. 2009
					76.3%

Net Lease Portfolio: Property Information
Property Address	Square Feet	Ownership Interest	Leasehold Expiration Date	Major Tenants	Percent of Total Square Feet Leased	Annualized Rent	Lease/ Sublease Expiration Date
36 West 34th Street	17,665	Leasehold	7/31/2015(3)	Aerosoles	12.5%	$396,000	June 2012
				Active Temporaries	18.1%	$65,000	May 2014
				233-70 Restaurant Corp.	18.1%	$19,000	Aug. 2014
				Montes Food	9.1%	$89,000	Sep. 2013
				Mother's Work	11.1%	$118,000	July 2016
				TLP LLC (d/b/a Curves)	11.1%	$62,000	July 2006
				Wolfe Doyle Advertising	9.1%	$60,000	June 2011
				Life is Beautiful Spa	10.9%	$51,000	March, 2015
					100.0%

701 Seventh Avenue	7,500	Leasehold	12/30/2012	Sbarro, Inc.	100.0%	$559,000(1)	Dec. 2012

987 Eighth Avenue	10,800	Leasehold	4/30/2008(4)	Duane Reade	100.0%	$600,000	June 2017

1372 Broadway(5)	4,200	Leasehold	6/30/2006	Merel Foods	19.0%	$89,000	June 2006
				Leather Villa	14.3%	$85,000	June 2006
				1372 Photo Corp.	19.0%	$146,000	June 2006
				O-Dett Enterprises	47.7%	$60,000	June 2006
					100.0%

Total Net Rentable Space	1,310,999
Unleasable Space	4,100
Total square feet	1,306,899

(1)	Tenant pays percentage rent and no taxes.

(2)	Tenant leases space on the roof of the building for a cellular antenna.

(3)	The leasehold on 36 West 34th Street includes two 21-year extension options and one 15-year extension option. Upon extension, the leasehold would expire in 2072.

(4)	The leasehold on 987 Eighth Avenue includes a 21-year extension option. Upon extension, the leasehold would expire in 2029.

(5)	Under contract to sell these properties at December 31, 2005 for total purchase price of $2.3 million. The sale closed January 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

We are not subject to any legal proceedings required to be disclosed hereunder

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange under the symbol "NRF" since the completion of our IPO in October 2004. The following table sets forth the high, low and last sales prices for our common stock, as reported on the New York Stock Exchange, and dividends for the periods indicated.

Period	High	Low	Close	Dividends
2004
October 26, 2004 to December 31, 2004	$11.50	$8.65	$11.45	N/A

2005
First Quarter	$11.45	$9.34	$9.68	$0.15(1)
Second Quarter	$10.90	$9.58	$10.34	$0.15(2)
Third Quarter	$10.79	$9.31	$9.39	$0.23(3)
Fourth Quarter	$10.41	$8.89	$9.94	$0.27(4)

(1)
On April 21, 2005, we declared a dividend of $0.15 per share of common stock, payable with respect to the quarter ended March 31, 2005, to stockholders of record as of May 2, 2005. We made this payment on May 16, 2005.

(2)
On July 28, 2005, we declared a dividend of $0.15 per share of common stock, payable with respect to the quarter ended June 30, 2005, to stockholders of record as of August 8, 2005. We made this payment on August 15, 2005.

(3)
On October 6, 2005, we declared a dividend of $0.23 per share of common stock, payable with respect to the quarter ended September 30, 2005, to stockholders of record as of October 14, 2005. We made this payment on October 21, 2005.

(4)
On January 26, 2006, we declared a dividend of $0.27 per share of common stock, payable with respect to the quarter ended December 31, 2005, to stockholders of record as of February 3, 2006. We made this payment on February 10, 2006.

On March 7, 2006, the closing sales price for our common stock, as reported on the NYSE, was $10.00 As of March 7, 2006, there were 20 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2005, relating to our equity compensation plan pursuant to which grants of securities may be made from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for issuance under equity compensation plans (excluding securities reflected in first column)

Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	852,919 [1]	n/a	526,039
2004 Long-Term Incentive Bonus Plan	-	n/a	698,142 [2]
Total	852,919	n/a	1,224,181

(1)  Represents units of partnership interest which are structured as profits interest, or LTIP Units, in our operating partnership. Conditioned on minimum allocation to the capital accounts of the LTIP Unit for federal income tax purposes, each LTIP Unit may be converted, at the election of the holder, into one common unit of limited partnership interest in our operating partnership, or OP Units. Each of the OP Units underlying these LTIP Units are redeemable at the election of the OP Unit holder for (i) cash equal to the then fair market value of one share of our common stock, or (ii) at the option of the Company in its capacity as general partnership of our operating partnership, one share of our common stock.

(2)  As of December 31, 2005, the compensation committee of our board of directors had allocated an aggregate of 636,783 shares of our common stock to certain of the eligible participants as potential awards pursuant to the incentive bonus plan if we achieve the return hurdles established by the compensation committee for the two one-year performance periods beginning October 1, 2005 and October 1, 2006. Each of the eligible participants will be entitled to receive half of his or her allocated award if we meet the return hurdle for the one-year period beginning October 1, 2005 and such eligible participant is employed through the end of this first performance period. Each of the eligible participants will be entitled to the other half of his or her total allocated award amount if we meet the return hurdle for the one-year period beginning on October 1, 2006 and such eligible participant is employed through the end of this second performance period. If we do not meet the return hurdle for the one-year period beginning October 1, 2005, but we meet the return hurdle for the two-year period beginning October 1, 2005 (determined by averaging our performance over the two-year period) and an eligible participant is employed through the end of this two-year period, such eligible participant will be entitled to receive his or her total allocated award amount.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED AND COMBINED FINANCIAL DATA

The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the combined financial statements of our predecessor and the respective related notes, each included elsewhere in this Form 10-K.

Our predecessor is an aggregation, on a combined and uncombined basis, of the entities through which NorthStar Capital owned and operated its subordinate real estate debt, real estate securities and net lease properties businesses and was not a separate legal operating entity. The ultimate owners of these entities were NorthStar Capital and certain others who had minority ownership interests in these entities. NorthStar Partnership, the operating partnership of NorthStar Capital, was the managing member with day-to-day operational responsibility of the entities controlled by NorthStar Capital that are combined in our predecessor's historical financial statements. Where our predecessor had a non-controlling interest in any of the entities that comprised our predecessor, such entities are presented as part of our predecessor on an uncombined basis. The selected combined historical financial information presented for the period January 1, 2004 to October 28, 2004 and for the years ended December 31, 2003, 2002, and 2001 relates to the operations of our predecessor. The selected combined historical financial information presented for the years ended December 31, 2003, 2002 and 2001 has been derived from the audited combined statements of operations of our predecessor. The selected historical consolidated information presented for the period October 29, 2004 to December 31, 2004 relates to our operations and has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K. The selected historical consolidated information presented for the year ended December 31, 2005 has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K.

Our consolidated financial statements include our majority-owned subsidiaries which we control. Where we have a non-controlling interest, such entity is reflected on an unconsolidated basis.

	The Company	The Company (consolidated)	The Predecessor (combined)
	(consolidated)	Period		Year Ended December 31,
	Year Ended December 31, 2005	October 29, 2004 to December 31, 2004	Period January 1, 2004 to October 28, 2004	2003	2002	2001
Statements of Operations Data:
Revenues:
Rental and escalation income	$11,403,000	$510,000	$—	$—	$—	$—
Advisory and management fee income	112,000	38,000	185,000	64,000	—	—
Advisory and management fee income — related parties	4,813,000	665,000	2,437,000	1,026,000	8,000	—
Interest income	40,043,000	3,990,000	31,000	502,000	—	—
Interest income — related parties	8,374,000	727,000	1,828,000	—	—	—
Other	352,000	—	—	—	—	—
Total revenues	65,097,000	5,930,000	4,481,000	1,592,000	8,000	—
Expenses:
Real estate properties — operating expenses	1,911,000	100,000	—	—	—	—
Interest expense	32,568,000	3,352,000	285,000	—	—	—
Management fees — related party	62,000	85,000	—	—	—	—
General and administrative
Direct:
Salaries and other compensation	5,490,000	797,000	953,000	1,289,000	206,000	—
Shared services — related party	1,145,000	231,000	—	—	—	—
Equity based compensation	5,847,000	2,991,000	—	—	—	—
Insurance	916,000	148,000	—	—	—	—
Auditing and professional fees	3,634,000	790,000	—	—	—	—
Formation and organization costs	—	517,000	—	—	—	—
Other general and administrative	2,036,000	378,000	181,000	203,000	27,000	—
Allocated:
Salaries and other compensation	—	—	3,060,000	2,146,000	806,000	187,000
Insurance	—	—	318,000	252,000	10,000	5,000
Other general and administrative	—	—	925,000	1,098,000	135,000	45,000
Total general and administrative	19,068,000	5,852,000	5,437,000	4,988,000	1,184,000	237,000
Depreciation and amortization	4,352,000	190,000	—	—	—	—
Total expenses	57,961,000	9,579,000	5,722,000	4,988,000	1,184,000	237,000
Income (loss) from operations	7,136,000	(3,649,000)	(1,241,000)	(3,396,000)	(1,176,000)	(237,000)
Equity in earnings of unconsolidated/uncombined ventures	226,000	83,000	1,520,000	2,048,000	1,369,000	1,146,000
Other gains and losses:
Unrealized gain (loss) on investments and other	867,000	200,000	279,000	1,219,000	—	—
Realized gain on investments and other	2,160,000	293,000	636,000	1,866,000	—	—
Net income before minority interest	10,389,000	(3,073,000)	1,194,000	1,737,000	193,000	909,000
Minority interest	(2,116,000)	(632,000)	—	—	—	—
Net income (loss) from continuing operations	$8,273,000	$(2,441,000)	$1,194,000	$1,737,000	$193,000	$909,000
Income from discontinued operations, net of minority interest	547,000	2,000	—	—	—	—
Gain on sale of discontinued operations, net of minority interest	28,852,000	—	—	—	—	—
Net income (loss)	$37,672,000	$(2,439,000)	$1,194,000	$1,737,000	$193,000	$909,000
Net income (loss) per share from continuing operations	$0.38	$(0.12)
Income per share from discontinued operations	0.03	—
Gain per share on sale of discontinued operations	1.33	—
Net income (loss) per share available to common shareholders	$1.74	$(0.12)
Weighted average number of shares of common stock outstanding:
Basic	21,660,993	20,868,865
Diluted	27,185,013	(1)

	December 31,
Balance Sheet Data (at period end)	2005	2004	2003	2002	2001

Operating real estate- net	$198,708,000	$43,544,000	$—	$—	$—
Investments in and advances to unconsolidated/ uncombined ventures	5,458,000	5,363,000	15,537,000	12,650,000	16,883,000
Debt securities held for trading	—	826,611,000	—	—	—
Debt securities available for sale	149,872,000	37,692,000	9,187,000	—	—
Real estate debt investments	681,106,000	70,569,000	—	—	—
Total assets	1,153,439,000	1,078,078,000	32,815,000	25,545,000	16,883,000
Mortgage notes and loans payable	174,296,000	40,557,000	—	—	—
Liability to subsidiary trusts issuing preferred securities	108,258,000	—	—	—	—
CDO bonds payable	300,000,000	—	—	—	—
Credit facilities	243,002,000	27,821,000	—	—	—
Repurchase obligations	7,054,000	800,418,000	—	—	—
Total liabilities	860,736,000	902,322,000	322,000	241,000	—
Minority interest	44,278,000	32,447,000	—	—	—
Stockholders' and Owners' equity	248,425,000	143,309,000	32,493,000	25,304,000	16,883,000
Total liabilities and stockholders'/ owners' equity	$1,153,439,000	$1,078,078,000	$32,815,000	$25,545,000	$16,883,000

	The Company (consolidated)		The Predecessor (combined)
				Year Ended December 31,
	2005	Period October 29, 2004 to December 31, 2004	Period January 1, 2004 to October 28, 2004	2003	2002	2001
Other Data:
Cash Flow from:
Operating activities from continuing operations	$848,733,000	$(828,783,000)	$2,440,000	$1,289,000	$—	$—
Investing activities	(880,198,000)	(108,032,000)	(19,197,000)	(9,830,000)	595,000	(35,000)
Financing activities	11,630,000	981,923,000	18,369,000	9,554,000	(595,000)	35,000

(1) For the period of October 29, 2004 through December 31, 2004, we did not present the weighted average number of shares of common stock outstanding on a diluted basis because there was a net loss available to common stockholders for the period and the effect would have been anti-dilutive.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our and our predecessor's financial statements and notes thereto included in Part II, Item 8 of this report.

Organization and Overview

We are an internally-managed REIT that was formed in October 2003 to continue and expand the real estate debt, real estate securities and net lease businesses of NorthStar Capital. Upon the consummation of our IPO, three subsidiaries of NorthStar Capital contributed 100% of their respective interests in entities through which NorthStar Capital engaged in these businesses in exchange for units of limited partnership interest in our operating partnership and approximately $36.1 million. Our management team consists primarily of the same individuals who managed these businesses for NorthStar Capital.

We commenced operations upon the consummation of our IPO. We conduct substantially all of our operations and make our investments through our operating partnership, of which we are the sole general partner. Through our operating partnership, Northstar Realty Finance Limited Partnership, including its subsidiaries, we:

•	acquire, originate and structure senior and subordinate debt investments secured primarily by income-producing commercial and multifamily properties;

•	invest in commercial real estate debt securities, including CMBS, REIT unsecured debt and credit tenant loans; and

•	acquire properties that are primarily net leased to corporate tenants.

We believe that these businesses are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize securitization to finance assets and enhance returns. We seek to match fund our real estate securities and real estate debt investments, primarily by issuing CDOs. We allocate capital to these businesses in such a way as to diversify our credit risk and to optimize our returns.

Basis of Presentation

Set forth below is a discussion of the financial condition and results of operations of our predecessor for 2003 and the period January 1, 2004 through October 28, 2004 and of NorthStar Realty Finance Corp. for the period from the commencement of our operations on October 29, 2004 to December 31, 2004 and for the year ended December 31, 2005.

Our predecessor is an aggregation, on a combined and uncombined basis, of the entities through which NorthStar Capital owned and operated its subordinate real estate debt, real estate securities and net lease properties businesses and was not a separate legal operating entity. The ultimate owners of these entities were NorthStar Capital and its minority owners. NorthStar Partnership, the operating partnership of NorthStar Capital, was the managing member with day-to-day operational responsibility of the entities controlled by NorthStar Capital that are combined in our predecessor's historical financial statements. Where our predecessor had a non-controlling interest in any of the entities that comprised our predecessor, such entities are presented as part of our predecessor on an uncombined basis. Because the discussion of the financial condition and results of operations for 2003 and the period January 1, 2004 through October 28, 2004, which set forth below, relates to the entities comprising our predecessor, it reflects the historical financing and operational strategies of these entities.

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

Upon the closing of our IPO in October 2004, certain subsidiaries of NorthStar Capital contributed their interests in NorthStar Capital's subordinate real estate debt, real estate securities and net lease businesses, which we refer to as the initial investments, to our operating partnership, pursuant to several contribution agreements. Upon the contribution of the initial investments to our operating partnership, these businesses became fully integrated and therefore we present our financial statements on a consolidated basis for all periods thereafter. Simultaneously with this contribution, we entered into a shared facilities and services agreement with NorthStar Capital, pursuant to which certain general and administrative services required to run these businesses were provided by NorthStar Capital for a period of one year in exchange for an annual fee of $1.57 million.

Since our IPO, we have hired additional accounting, legal and administrative personnel and have obtained separate office space sufficient to temporarily accommodate most of our business operations. Accordingly, following the initial one-year term of the shared facilities and services agreement, which expired on October 29, 2005, we terminated the agreement and entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease, we rent on a month-to-month basis the NorthStar Capital office space currently used by our accounting, legal and administrative personnel (currently 7 people). The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement (computer, network, telephone and furniture supplied) for each person utilizing the NorthStar Capital facilities. We may increase or decrease the number of people needing such accommodations, and we expect that the sublease rental payment would increase or decrease accordingly. The sublease agreement was approved by a majority of the independent board members of both our board of directors and the board of directors of NorthStar Capital.

Sources of Operating Revenues

Historically, our predecessor primarily derived operating revenues from earnings of uncombined ventures which consisted of our predecessor's proportionate share of the net income from the rental operations of the New York property portfolio and from real estate debt investments. In more recent periods, our predecessor also derived operating revenues from advisory fees related to our real estate securities and real estate debt businesses, the residual interests in the cash flows of its investment grade CDOs based on our equity interests in such CDOs and the interest income on our junior debt investments in its investment grade CDOs.

Subsequent to our IPO and the integration of the real estate debt, real estate securities and net lease properties businesses, we primarily derive operating revenues from rental income, from the rental operations of our net lease property portfolio, interest income on our consolidated investments in real estate debt, the residual interests in the cash flows of our investment grade CDOs based on our equity interests in such CDOs and the interest income on our junior debt investments in our investment grade CDOs, earnings of an unconsolidated venture which consists of our proportionate share of the net income of the NSF venture's subordinate debt investments and advisory fees related to our real estate securities and real estate debt businesses.

    Real Estate Debt

Direct Investments.    The additional liquidity provided by the net proceeds of our IPO allowed us to increase the number and range of real estate debt transactions in which we invest. We used a portion of the net proceeds of our IPO to make investments in real estate debt, which are consolidated on our balance sheet, including the assets of CDO IV.

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

NSF Venture.    NorthStar Capital commenced its business of investing in subordinate real estate debt in 2001 through the NSF venture. NorthStar Funding Managing Member LLC, a majority-owned subsidiary of NorthStar Capital prior to the contribution of the initial investments to our operating partnership, is the managing member and holder of 50% of the outstanding membership interests in NorthStar Funding Management LLC, the managing member of the NSF venture. NorthStar Funding Management LLC is responsible for the origination, underwriting and structuring of all investments made by the NSF venture, but an institutional pension fund which has an equity interest in the NSF venture, or the NSF venture investor, had the right to approve all investments that NorthStar Funding Management LLC proposes to make on behalf of the NSF venture.

NorthStar Funding Investor Member LLC, a majority-owned subsidiary of NorthStar Capital prior to the contribution of the initial investments to our operating partnership, owned a 5% interest in the NSF venture and the NSF venture investor owns the remaining 95%. Prior to July 10, 2003, NorthStar Funding Investor Member LLC held a 10% interest in the NSF venture. On July 10, 2003, the terms of the NSF venture were amended to increase the NSF venture investor’s capital commitment to $190 million, or 95% of $200 million, and reduce NorthStar Funding Investor Member LLC's interest to 5%. NorthStar Capital contributed its interests in the NSF venture to our operating partnership upon consummation of our IPO. On February 1, 2006 we sold our interests in the NSF venture to the NSF venture investor for $2.9 million. We will recognize approximately $1.2 million of incentive income which had been deferred at December 31, 2005.

Prior to the sale of our interests in the NSF venture on February 1, 2006, we received an advisory fee of 1% of contributed capital per annum as compensation for NorthStar Funding Management LLC's management of the NSF venture's investments. We were also entitled to a profit participation equal to 10% of the profit after a minimum return on the NSF venture's capital and a return of capital based upon the performance of the NSF venture's investments. NorthStar Funding Managing Member LLC received 75% of this 10% profit participation prior to our IPO, and receives 100% of this 10% profit participation thereafter. We also earned an additional advisory fee from the NSF venture investor for underwriting and placing the senior participation and sub-participation interests that are acquired by the NSF venture investor directly from the NSF venture.

Our equity in earnings of the NSF venture includes interest income and origination fees on investments.

    Real Estate Securities

We invest in CMBS and other commercial real estate debt securities which are primarily investment-grade and are financed with long-term debt through the issuance of investment grade CDOs, thereby matching the terms of the assets and the liabilities.

We earn a spread between the yield on the assets and the interest expense incurred on the CDO debt issued through our investments in the equity interests and the junior CDO debt of each CDO issuer.

We also earn ongoing management fees for our management and monitoring of the CDO collateral of our investments in our investment grade CDOs. These fees equal 0.35% of the related CDO collateral.

Prior to a new investment grade CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO. During this warehouse accumulation period, we direct the acquisition of securities under a warehouse facility by a financial institution, or warehouse provider, that will be the lead manager of the CDO. The warehouse provider then purchases the securities and holds them on its balance sheet. We direct the acquisition of securities by the warehouse provider during this period, but we do not earn any fees for providing this service to either the warehouse provider or the issuer of the CDO, which will receive such securities upon the closing of the CDO. We contribute cash and other collateral, which is held in escrow by the warehouse provider, to back our commitment to purchase equity in the CDO and to cover our share of losses should securities need to be liquidated. Pursuant to the warehouse agreement, we share gains, including the net interest earned during the warehouse accumulation period, and losses, if any, with the warehouse provider.

During the warehouse accumulation period, our participation under the warehouse agreement is reflected in our financial statements as a non-hedge derivative, which is reflected at fair value and any unrealized gain or loss is charged to operations. Based on an analysis of our predecessor's interest in CDO I as a variable interest entity under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," the financial statements of CDO I were not consolidated into our or our predecessor's financial statements as of December 31, 2003, 2004 or 2005, since neither our predecessor nor we were the primary beneficiary of CDO I. Similarly, the financial statements of CDO II, III and V were not consolidated into our financial statements since we were not the primary beneficiary of CDO II, III and V. Accordingly, we have designated these beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II, III and V as available for sale securities as they meet the definition of a debt instrument due to their underlying redemption provisions.

    Net Lease Properties

We earn rental income from office, industrial and retail properties that are net leased to corporate tenants.

At December 31, 2005, one of our wholly owned subsidiaries, ALGM, owns the New York property portfolio, which consisted of five leasehold interests in five properties which vary in size from 4,200 square feet to 21,140 square feet and had a total of 61,305 net rentable square feet. Three of the properties are primarily leased or subleased to single users and two are leased or subleased to multiple tenants.

On June 30, 2005, we sold our ownership interest in a 19,618 square foot retail condominium unit at 729 Seventh Avenue in New York City for $29.0 million, or $1,478 per square foot, to 729 7th Realty Corp., an affiliate of NRMI and Himmel + Meringoff Properties. In connection with the sale, 729 7th Realty Corp. agreed to discontinue the legal action that it had brought against us, settling the only material legal action pending against us.

On November 30, 2005, we sold our fee interest in the property at 1552 Broadway in New York City to NRMI, for a purchase price of $48 million, or $3,970 per square foot and repaid the balance of the ALGM loan with a portion of the proceeds. The four-story, 12,091 square foot building is located at the corner of Broadway and West 46th Street in Times Square.

The results of operations for the New York property portfolio are reflected in our predecessor's equity in earnings of uncombined ventures because our predecessor owned a 97.5% non-managing equity interest in ALGM. Concurrently with the contribution of the ALGM’s assets to our operating partnership in connection with our IPO and formation transactions, we purchased the remaining 2.5% managing equity interest of ALGM that we did not own from ALGM I Equity LLC with $1.6 million of the proceeds of our IPO. The results of operations of ALGM have been consolidated in our financial statements subsequent to our IPO.

On January 14, 2005, we acquired the Chatsworth Portfolio for $63.5 million. The Chatsworth Portfolio is net leased to Washington Mutual Bank, FA, under leases that expire in June 2015. We financed the acquisition with a $44 million first mortgage and a $13 million mezzanine loan which was funded by the warehouse provider under the warehouse agreement for CDO III. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III.

On August 2, 2005, we acquired a 117,553 square foot office building in Salt Lake City, Utah for approximately $22.0 million. This property is 100% leased to the General Services Administration under a lease that expires in April 2012 and was financed with a 5.16% fixed rate, seven year non-recourse first mortgage loan of $17 million. We paid the balance of the purchase price in cash.

On September 30, 2005, we acquired from EDS for $61.4 million the EDS Portfolio, a portfolio of four office buildings with 387,842 square feet of rentable space that are located in Rancho Cordova, California, Auburn Hills, Michigan and Camp Hill, Pennsylvania, and leased these buildings back to EDS under leases expiring in 2015. The first year rent is approximately $5.0 million, with rent increases of 10.0% at the beginning of the third lease year, 10.0% at the beginning of the sixth lease year and 2.5% at the beginning of the ninth lease year. We financed the acquisition with a $49.1 million non-recourse mortgage with a fixed rate of 5.373% which matures in 2015. In connection with the acquisition, Koll Development Company, an affiliate of NorthStar Capital, received a brokerage commission of $921,000. The acquisition and the associated brokerage fees payable to Koll Development Company were approved in advance by all of the independent members of our board of directors.

In December 2005, we acquired a portfolio of three class A office buildings, located in Cincinnati, Ohio, with 486,963 square feet of rentable space for $68.5 million. Two of the properties are 100% and 96% leased to General Electric Company under leases expiring in 2009 and 2010. The remaining building is leased 100% to Cincom Systems, Inc. under a lease that expires in 2011. We financed the acquisition with a $51.5 million non-recourse first mortgage.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Management has identified certain critical accounting policies that affect the more significant judgments and estimates used by management in the preparation of our predecessor's combined financial statements and our consolidated financial statements. Management evaluates on an ongoing basis estimates related to critical accounting policies, including those related to revenue recognition, allowances for doubtful accounts receivable and impairment of investments in uncombined ventures and debt securities available for sale. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances.

Principles of Consolidation

The consolidated financial statements include our accounts and our majority-owned subsidiaries and variable interest entities (“VIE”) where we are deemed the primary beneficiary in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities”(“Fin 46(R)”). All significant intercompany balances have been eliminated in consolidation.

Fin 46 (R) requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that aborbs a majority of the VIE’s anticipated losses and or a majority of the expected returns. We have evaluated our real estate debt investments and our investments in each of our five CDO issuers to determine whether we are VIE’s. For each of these investments, we have evaluated (1) the sufficiency of the fair value of the entity’s equity investment at risk to absorb losses, (2) whether as a group, the holders of the equity investment at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to recieve the expected returns of their equity, or both and (4) whether substantially all of the entities activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

As of December 31, 2005, we identified eight interests in entities which were determined to be VIE’s under FIN 46 (R) they are as follows; CDO I, CDO II, CDO III, CDO V, NorthStar Realty Finance Trust I, II, and III and a preferred equity investment in a net lease property.

Based on management's analysis, we are not the primary beneficiary since we don’t absorb a majority of the expected losses or are entitled to a majority of the expected residual returns. Accordingly, these VIE’s were not consolidated into our financial statements as of December 31, 2005 or 2004.

Operating Real Estate

Operating real estate properties are carried at historical cost less accumulated depreciation. Cost directly related to the acquisition are capitalized. Ordinary repairs and maintenance which are not reimbursed by our tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.

In accordance with Statement of Financial Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” a property to be disposed of is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once an asset is determined to be held for sale, depreciation and straight-line rental income are no longer recorded. In addition, the asset is reclassified to assets held for sale on the consolidated balance sheet and the results of operations are reclassified to income (loss) from discontinued operations in our consolidated statements of operations.

In accordance with SFAS No. 141 “Business Combinations”(“SFAS 141”) we allocate the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases. We amortize the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

Debt Securities Available for Sale

We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determination at each balance sheet date. Debt securities for which we do not have the intent or the ability to hold to maturity are classified as available for sale securities. We have designated our investments in CDO I, II, III and V as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. Debt securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Our investments in CDO I, II, III and V are relatively illiquid, and their value must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and current spreads. Changes in the valuations do not affect either our reported income or cash flows, but impact stockholders' equity and owners' equity, respectively.

Real Estate Debt Investments
We must periodically evaluate each of our direct investments in real estate debt for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon a determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Allowances for loan investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic conditions in the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date. As of the date of this Annual Report on Form 10-K, all of our direct investments in real estate debt are fully performing and we have determined that no loss allowances have been necessary with respect to the loans.

Revenue Recognition

Rental income from leases is recognized on a straight-line basis over the noncancelable term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable in our consolidated balance sheets.

Tenant reimbursement income is recognized in the period in which the related expense is incurred. Rental revenue, which is based upon a percentage of the sales recorded by our tenants is recognized in the period such sales were earned by the respective tenants.

Interest income from our unsecuritized loan investments is recognized on an accrual basis over the life of the investment using the effective interest method. Additional interest to be collected at payoff is recognized over the term of the loan as an adjustment to yield.

Interest income from debt securities available for sale and held for trading is recognized on the accrual basis of accounting over the life of the investment on a yield-to-maturity basis.

In connection with our investments in CDO I, II, III and V, we recognize interest income on these investments pursuant to Emerging Issues Task Force (‘‘EITF") 99-20, ‘‘Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," Interest income is recognized on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, we calculate a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

Advisory fee income from both third parties and affiliates are recognized on the accrual basis as services are rendered and the fee income is contractually earned in accordance with the respective agreements. Fees from affiliated ventures accounted for under the equity method, such as the NSF venture, are partially eliminated against the related equity in earnings in such affiliated ventures to the extent of our ownership.

We earn incentive income related to the performance of the NSF venture through NFMM, who, as the managing member of the NSF venture, is entitled to a promoted interest (i.e., the distribution of a disproportionate allocation of cash flow) after other members have obtained a specified return threshold and return of capital. We follow Method 1 of EITF Topic D-96 for recording such incentive income. Under Method 1 of EITF Topic D-96, no incentive income is recorded until all contingencies have been eliminated. Incentive income distributions received by NFMM, which are subject to refund to the NSF venture if certain return thresholds are not met, are recorded as unearned income (a liability) on our consolidated balance sheets.

Credit Losses, Impairment and Allowance for Doubtful Accounts

We assess whether unrealized losses on the change in fair value on our debt securities reflect a decline in value which is other than temporary. If it is determined the decline in value is other than temporary the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Allowances for real estate debt investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date.

We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Upon determination that an impairment exists, the related asset is written down through earnings to its estimated fair value.

Allowance for doubtful accounts for tenant receivables are established based on periodic review of aged receivables resulting from estimated losses due to the inability of its tenants to make required rent and other payments contractually due. Additionally, we established, on a current basis, an allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectibility of such amounts.

Risks and Uncertainties

In the normal course of business, we encounter primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on our securities, loans, leases, and derivatives that result from a borrower's, lessee's or derivative counterparty's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and real estate, or in derivatives, such as our CDO Deposit and Warehouse Agreement and our investment in the CDO Issuers, due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held us. Management believes that the carrying values of its investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

Stock Based Compensation

We have adopted the fair value method of accounting prescribed in SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") (as amended by SFAS No. 148) for equity based compensation awards. SFAS 123 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. All fixed equity based awards to employees and directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period based on the fair value of the award at the date of grant.

Performance-Based Compensation

Our board of directors has adopted the long term incentive bonus plan, in order to retain and incentivize officers and certain key employees of us, co-employees of us and NorthStar Capital and employees of NorthStar Capital who provide services to us pursuant to the shared facilities and services agreement, which we collectively refer to as the eligible participants. As of December 31, 2005, the compensation committee of our board of directors had allocated an aggregate of 698,142 shares of our common stock to certain of the eligible participants as potential awards pursuant to the long term incentive bonus plan if we achieve the return hurdles established by the compensation committee for the two one-year performance periods beginning October 1, 2005 and October 1, 2006. The compensation committee has established a return hurdle for these performance periods of a 12.5% annual return on paid in capital, as defined in the incentive bonus plan. If we achieve these return hurdles, these awards may be paid in cash, shares of common stock, long term incentive plan units or LTIP units or other shared-based form.

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

At December 31, 2005, management has made its best estimate of our performance during these two performance periods, based on the facts and information then available and assumptions regarding the returns on our investments at December 31, 2005. On the basis of the foregoing, management has estimated that we will meet the return hurdle in these performance periods. If we do not ultimately meet the return hurdle during the performance periods, we will not grant any awards under the incentive bonus plan to any of the eligible participants.

Unconsolidated Ventures

Management is required to make subjective assessments as to whether there are impairments in the values of its investment in unconsolidated ventures accounted for using the equity method. As no public market exists for these investments, management estimates the recoverability of these investments based on projections and cash flow analysis. These assessments have a direct impact on our and our predecessor's net income because recording an impairment loss results in an immediate negative adjustment to net income. The following is a summary of the accounting policies relating to the unconsolidated ventures of us and our predecessor that are most affected by judgments, estimates and assumptions.

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

Derivatives and Hedging Activities

We account for our derivatives and hedging activities in accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities," which requires us to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments of each period will affect our consolidated financial statements differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge or a fair value hedge.

Generally, all derivatives we enter into are intended to qualify as hedges under accounting principles generally accepted in the United States, unless specifically stated otherwise. Toward this end, the terms of hedges are matched closely to the terms of hedged items.

With respect to derivative instruments that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such derivatives are recognized currently in income. Our CDO Deposit and Warehouse Agreements have been designated as non-hedge derivatives.

Our derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions with good credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment, or SFAS No. 123 (R), which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123 (R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) is effective for fiscal years beginning after June 15, 2005. The impact of adopting SFAS No. 123 (R) is not expected to have a material adverse impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material effect our consolidated financial statements.

  In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. We believe that the adoption of this standard will not have a material effect on our consolidated financial statements.

Accounting for the Purchase of Certain Securities and Related Repurchase Agreements

     In certain instances, we have purchased securities from a counterparty and subsequently financed the acquisition of these securities through repurchase agreements, which are also collateralized by these securities, with the same counterparty (a “Same Party Transaction”). We currently record the acquisition of these securities as assets and the related financings under repurchase agreements as liabilities gross on our consolidated balance sheet. The securities are generally short term highly liquid securities classified as debt securities held for trading, with changes in the fair value of these securities being recorded in the income statement. The corresponding interest income earned on these securities and interest expense incurred on the related repurchase agreements are reported gross on our consolidated statements of income.

As of December 31, 2004, we had $351.0 million in securities and $333.4 million in financings under the related repurchase agreements. As of December 31, 2005 and March 13, 2006, we had no remaining Same Party Transactions.

However, based upon our understanding of a technical interpretation of the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), Same Party Transactions may not qualify as a purchase by us because the securities purchased by us in Same Party Transactions may not be determined to be legally isolated from the counterparty to such transactions. The result of this technical interpretation would be to preclude us from presenting (i) these securities and the related financings under repurchase agreements on a gross basis on our consolidated balance sheet and (ii) the related interest income earned and interest expense incurred on a gross basis on our consolidated statements of income. Instead, we would be required to present Same Party Transactions on a net basis as derivatives. This alternate view would not have a material impact on stockholders’ equity as of, or net income for the years ending December 31, 2004 or December 31, 2005.

     If we were to determine it was required to apply this technical interpretation of SFAS 140, the potential change in its accounting treatment would not affect the economics of the Same Party Transactions, but would affect how these transactions were reported on our consolidated financial statements. We believe that our cash flows, liquidity and ability to pay dividend distributions would be unchanged and that our taxable income would not be affected. Although we believe that our accounting for Same Party Transactions is appropriate, we will continue to evaluate such position as the interpretation of this issue among industry participants and standard setters evolves.

Results of Operations

Our predecessor's results of operations for the period from January 1, 2004 to October 28, 2004 and for the year ended 2003 are not necessarily indicative of our future results of operations due to the impact of our IPO, the acquisition of additional interests in ALGM and its resulting consolidation, the expansion of our real estate securities and real estate debt businesses, and our new investments and their related debt financing. To facilitate a comparison of the results of operations for the year ended December 31, 2005 to 2004 and 2003, we have combined our predecessor’s results for the period from January 1, 2004 to October 28, 2004 with the results of our operations for the period from October 29, 2004 to December 31, 2004. We refer to this combined period as the 2004 pro forma period. We will compare the year ended December 31, 2005 to the 2004 pro forma period and compare the 2004 pro forma period to the year ended December 31, 2003.

We sold our interests in 729 Seventh Avenue on June 30, 2005 and sold our fee interest in the property located at 1552 Broadway on November 30, 2005. On December 30, 2005, we entered into a contract to sell our leasehold interest in 27 West 34th Street and terminate the leasehold interest in 1372 Broadway. Accordingly, the properties' previously reported revenues and expenses were reclassified to income from discontinued operations for the year ended December 31, 2005 and the portion of the 2004 pro forma period for which such operations were consolidated. For the year ended December 31, 2003 there was no reclassification for these properties since they were held within an equity method investment by our Predecessor.

	The Company	The Company/The Predecessor	The Predecessor
	Year Ended December 31,	2004 Pro Forma	Year Ended December 31,
	2005	Period	2003
Revenues:
Rental and escalation income	$11,403,000	$510,000	$—
Advisory and management fee income	112,000	223,000	64,000
Advisory and management fee income - related parties	4,813,000	3,102,000	1,026,000
Interest income	40,043,000	4,021,000	—
Interest income- related parties	8,374,000	2,555,000	502,000
Other revenue	352,000	—	—
Total revenues	65,097,000	10,411,000	1,592,000

Expenses:
Real estate properties - operating expenses	1,911,000	100,000	—
Interest expense	32,568,000	3,637,000	—
Management fees - related parties	62,000	85,000	—
General and administrative:
Salaries and other compensation	5,490,000	4,810,000	3,435,000
Equity based compensation	5,847,000	2,991,000	—
Shared services - related party	1,145,000	231,000	—
Insurance	916,000	466,000	252,000
Auditing and professional fees	3,634,000	790,000	—
Formation and organization costs	—	517,000	—
Other general and administrative	2,036,000	1,484,000	1,301,000
Total general and administrative	19,068,000	11,289,000	4,988,000

Depreciation and amortization	4,352,000	190,000	—
Total expenses	57,961,000	15,301,000	4,988,000
Income (loss) from operations	7,136,000	(4,890,000)	(3,396,000)
Equity in earnings of unconsolidated/uncombined ventures	226,000	1,603,000	2,048,000
Unrealized gain (loss) on investments and other	867,000	479,000	1,219,000
Realized gain (loss) on investments and other	2,160,000	929,000	1,866,000
Income (loss) before minority interest	10,389,000	(1,879,000)	1,737,000
Minority Interest	(2,116,000)	(632,000)	—
Net income (loss) from continuing operations	8,273,000	(1,247,000)	1,737,000
Income from discontinued operations, net of minority interest	547,000	2,000	—
Gain from discontinued operations, net of minority interest	28,852,000	—	—
Net income (loss)	$37,672,000	$(1,245,000)	$1,737,000

Comparison of the Year Ended December 31, 2005 to the 2004 Pro Forma period

Revenues

Rental and escalation income

Rental and escalation income for the year ended December 31, 2005 totaled $11.4 million, representing a $10.9 million increase compared to $0.5 million in the 2004 pro forma period. The increase was attributable to the following acquisitions; the Chatsworth Portfolio on January 14, 2005, the Salt Lake City property on August 2, 2005, the EDS Portfolio on September 30, 2005 and the Cincinnati properties on December 8, 2005, which collectively contributed an additional $8.7 million of rental income in addition to $2.7 million from the New York property portfolio. For the 2004 pro forma period, the New York property portfolio had $0.5 million of rental and escalation income, which was accounted for under the equity method of accounting for the period from January 1, 2004 to October 28, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements for the period October 29, 2004 to December 31, 2004 and for the year ended December 31, 2005.

Advisory and management fee income

Advisory and management fee income decreased by $111,000, or 50%, to $112,000 for the year ended December 31, 2005 compared to $223,000 for the 2004 pro forma period due to a lower average portfolio balance in 2005 in the NSF venture.

Advisory and management fee income - related parties

Advisory fees from related parties for the year ended December 31, 2005 totaled $4.8 million, representing an increase of approximately $1.7 million, or 55%, compared to $3.1 million for the 2004 pro forma period. The increase was comprised primarily of higher fees earned for CDO II, CDO III (which closed March 10, 2005) and CDO V (which closed September 22, 2005) of $0.7 million, $1.1 million and $0.5 million, respectively, offset by lower fees on CDO I of $0.1 million due to principal paydowns of the real estate securities in that CDO. This increase was offset by a decrease in fees earned from the NSF venture of approximately $0.5 million, which was due to a lower average portfolio loan balance for the year ended December 31, 2005.

Interest income

Interest income for the year ended December 31, 2005 totaled $40.0 million, representing an increase of $36.0 million, compared to $4.0 million for the 2004 pro forma period. The increase was primarily attributable to $30.5 million of interest on real estate debt investments made in 2005. In addition, interest income on our short term AAA-rated, short term, floating rate securities increased $4.9 million from $3.4 million in 2004 to $8.3 million in 2005, or 244%. We liquidated that balance of our portfolio in the fourth quarter of 2005. The balance of the increase is interest income of $0.6 million on cash collateralizing our short security sales and other investments.

Interest income - related parties

Interest income from related parties for the year ended December 31, 2005 totaled $8.4 million, representing an increase of $5.8 million, or 223%, compared to $2.6 million for the 2004 pro forma period. The increase was attributable to higher average investments in our four investment grade CDOs in 2005, which earned interest income of $4.2 million in the year ended December 31, 2005, including $1.1 million from CDO I and II, approximately $2.2 million from CDO III, which closed on March 10, 2005, and $0.9 million from CDO V, which closed on September 22, 2005, and higher interest income of approximately $0.4 million from our "BB" rated junior classes of debt securities of CDO II, in which we were invested for the full year in 2005, versus approximately five months in 2004. We also earned $1.2 million on real estate securities and other investments.

Other revenue

Other revenue for the year ended December 31, 2005 totaled $0.4 million, representing an increase of $0.4 million compared to the 2004 profoma period. The increase is primarily attributable to an exit fee earned on one of our real estate debt investments.

Expenses

Real estate properties - operating expenses

Property operating expenses for the year ended December 31, 2005 totaled $1.9 million, representing an increase of $1.8 million, compared to $0.1 million for the 2004 pro forma period. The increase was attributable to $0.5 million of higher property operating expenses from the New York property portfolio which was accounted for under the equity method of accounting for the period January 1, 2004 to October 28, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements for a full year in 2005 versus a partial year in 2004. We acquired the Chatsworth Portfolio on January 14, 2005, the Salt Lake City property on August 2, 2005, the EDS Portfolio on September 30, 2005, and the Cincinnati properties on December 8, 2005 which collectively contributed an additional $1.3 million of property operating expenses.

Interest expense

Interest expense for the year ended December 31, 2005 totaled approximately $32.6 million, representing an increase of $29.0 million, compared to $3.6 million for the 2004 pro forma period. This increase was primarily attributable to the following: approximately $4.3 million of increased interest in 2005 on financing for our investments in AAA-rated, short term, floating rate securities (we had acquired these investments subsequent to our IPO in October 2004); approximately $0.4 million of increased interest in 2005 on our investment in the "BB" rated junior classes of debt securities and unrated income securities of CDO II and on securities underlying short sales we entered into during 2004; approximately $5.0 million of interest expenses on mortgage and mezzanine debt on our net lease properties; $7.4 million on our real estate debt facilities; approximately $7.6 million on our non-recourse CDO IV bonds; approximately $0.2 million on our Bank of America facility; $4.4 million of interest expense on liabilities to the three subsidiary trusts that issued preferred securities in the second and fourth quarters of 2005.

Management fees - related party

Management fees - related party for the year ended December 31, 2005 totaled $62,000, representing an decrease of $23,000, or 27%, compared to $85,000 for the 2004 pro forma period. The decrease was attributable to the New York property portfolio, which was accounted for under the equity method of accounting in the 2004 profoma period. ALGM incurred a one time termination fee related to its management agreement during the 2004 profoma period. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into our consolidated financial statements for a full year in 2005 and for a partial year in 2004.

General and administrative

General and administrative expenses for the year ended December 31, 2005 totaled $19.1 million, representing an increase of $7.8 million, or 69%, compared to $11.3 million for the 2004 pro forma period. General and administrative expenses, excluding equity based compensation expense, for the year ended December 31, 2005 totaled $13.2 million, representing an increase of $5.0 million, or 61%, compared to $8.2 million for the 2004 pro forma period. The increase was comprised of the following:

Salaries and other compensation (direct and allocated) for the year ended December 31, 2005 totaled $5.5 million, representing an increase of approximately $0.7 million, or 15%, compared to $4.8 million for the 2004 pro forma period. The increase was primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses subsequent to our IPO throughout 2005.

Shared services - related party for the year ended December 31, 2005 totaled $1.1 million, representing an increase of approximately $0.9 million, compared to $0.2 million for the 2004 pro forma period. The increase was attributable to the shared facilities and services agreement we entered into with NorthStar Capital on October 29, 2004. On October 29, 2005, we terminated that agreement and entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, we rent from NorthStar Capital office space currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses.

Equity based compensation expense for the year ended December 31, 2005 totaled $5.8 million, representing an increase of $2.8 million, or 93%, compared to $3.0 million for the 2004 pro forma period. The increase was attributable to approximately $0.2 million in connection with an employee outperformance bonus plan for one of our executive officers, approximately $2.4 million in connection with the three-year vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan (which includes approximately $0.4 million of additional amortization in the fourth quarter for employees of Northstar Capital who became fully vested in connection with our termination of the shared facilities and service agreement on October 29, 2005), $2.2 million in connection with our Long-Term Incentive Bonus Plan or our incentive bonus (of which $1.7 million was a catch up adjustment due to a revision in management’s estimate that we will now likely meet the required earnings hurdle during the first and second measurement periods and all shares under the incentive bonus plan will likely be earned), and compensation expense of $0.3 million in connection with the grants to the members of our Board of Directors. These increases were offset by a reduction of $2.3 million of amortization in 2005 relating to buyouts of a profits interest in NS Advisors LLC from one of our employees and membership interests in Northstar Funding Managing Member, LLC from two former employees in the 2004 pro forma period in connection with our IPO.

Insurance (direct and allocated) for the year ended December 31, 2005 totaled $0.9 million, representing an increase of $0.4 million, or 80%, compared to $0.5 million for the 2004 pro forma period. The increase was attributable to direct costs incurred for directors and officers liability policies we acquired subsequent to the IPO in 2004 and renewed in October 2005.

Auditing and professional fees for the year ended December 31, 2005 totaled $3.6 million, representing an increase of $2.8 million, or 350%, compared to $0.8 million for the 2004 pro forma period. The increase was primarily attributable to auditing fees of $1.7 million, comprised of 2004 audit fees expensed in 2005, quarterly reviews performed by our auditors, Sarbanes-Oxley compliance work and audit work completed during 2005 related to our 2005 year-end audit, in addition, there were higher legal costs of $0.4 million associated with general corporate matters, and increased consulting fees of approximately $0.7 million associated with year end and periodic reporting obligations and recruiting during the year ended December 31, 2005. There were no formation expenses for the year ended December 31, 2005. We incurred approximately $0.5 million of expenses in connection with our formation and organization in the 2004 profoma period.

Other general and administrative expenses (direct and allocated) for the year ended December 31, 2005 totaled $2.0 million, representing an increase of approximately $0.5 million, or 33%, compared to $1.5 million for the 2004 pro forma period. This increase was primarily attributable to public company expenses of $0.5 million, which includes public relations costs of approximately $0.1 million.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2005 totaled $4.4 million, representing an increase of $4.2 million, compared to $0.2 million for the 2004 pro forma period. This increase was primarily attributable to $3.1 million of depreciation and amortization expense and $0.3 million related to the amortization of the intangible assets under SFAS 141 for the Chatsworth Portfolio acquired on January 14, 2005, the Salt Lake City property acquired on August 2, 2005, the EDS Portfolio acquired on September 30 2005 and the Cincinati properties acquired on December 8, 2005. In addition, $0.8 million of depreciation expense is attributable the New York property portfolio which was accounted for under the equity method of accounting for the period January 1, 2004 to October 28, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into our consolidated financial statements in 2005.

Equity in earnings of unconsolidated/uncombined ventures

Equity in earnings for the year ended December 31, 2005 totaled $0.2 million, representing a decrease of $1.4 million, or 88%, compared to $1.6 million for the 2004 pro forma period. The decrease was attributable to the decrease in the equity in earnings of the NSF venture of approximately $0.3 million due to lower average portfolio loan balances in 2005 and a decrease of $1.1 million from the New York property portfolio which was accounted for under the equity method of accounting for the period January 1, 2004 to October 28, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into our consolidated financial statements in 2005.

Unrealized gain on investments and other

Unrealized gain on investments and other increased by approximately $0.4 million for the year ended December 31, 2005 to $0.9 million from $0.5 million for the 2004 pro forma period. This increase is primarily related to unrealized gains on investments of $0.7 million on the CDO III warehouse agreement and approximately $0.7 million on the CDO V warehouse agreement, offset by $0.5 million of unrealized losses on the CDO VII warehouse. Unrealized gains on investments of $0.5 million for the 2004 profoma period consisted of $0.5 million on the CDO II warehouse agreement and $0.5 million on the CDO III warehouse agreement, offset by $0.4 million of unrealized losses on short sales of securities and $0.1 million on our investments in AAA-rated, short term, floating rate securities.

Unrealized gains on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term included in the financial reporting period.

Realized gain on investments and other

Realized gain (loss) on investments and other for the year ended December 31, 2005 totaled $2.2 million, representing an increase of $1.3 million compared to $0.9 million in the 2004 pro forma period. The increase was attributable to 2005 realized gains of $0.7 million and $0.6 million, representing the increase in fair value related to the net interest income on the accumulated securities during the warehouse period of the CDO III warehouse and CDO V warehouse, respectively. We sold $10 million of our BB junior rated debt securities to the warehouse provider for CDO V, realizing a gain on sale of $0.8 million in the year ended December 31, 2005. In addition, we realized a $0.1 million gain in the year ended December 31, 2005 related to the sale of our investments in AAA-rated, short term, floating rate securities.

Realized gains on investments of $0.9 million for the 2004 pro forma period, of which $0.6 million was related to the CDO II warehouse agreement and $0.3 million related to sales of portions of our AAA-rated, short term, floating rate securities .

Income from discontinued operations, net of minority interest

We sold our interests in 729 Seventh Avenue on June 30, 2005 and sold our fee interest in the property located at 1552 Broadway on November 30, 2005. On December 30, 2005, we entered into a contract to sell our leasehold interest in 27 West 34th Street and terminate the leasehold interest in 1372 Broadway. Accordingly, these properties' and leashold interests operations were reclassified to income from discontinued operations. The properties and leashold interests were accounted for under the equity method of accounting as part of the New York property portfolio prior to our IPO.

Gain on sale from discontinued operations, net of minority interest

We sold our interests in 729 Seventh Avenue and 1552 Broadway for $29 million and $48 million, respectively, recognizing gains on sale, net of minority interest of $8.6 million and $20.2 million, respectively, for the year ended December 31, 2005. We had no such gain in 2004.

Comparison of 2004 Pro Forma period to the Year Ended December 31, 2003

Revenues

Rental and escalation income

Rental income of approximately $0.5 million represents rental income from ALGM’s tenants during the period October 29, 2004 to December 31, 2004. In 2003 and through our IPO, ALGM was uncombined and our share of ALGM’s operations was reflected in equity in earnings of uncombined ventures. As part of the formation transactions, we acquired the remaining 2.5% interest in ALGM, which is consolidated in our financial statements for the period October 29, 2004 to December 31, 2004.

Advisory and management fee income

Advisory and management fee income in 2004 increased by $0.1 million, or 50%, to approximately $0.2 million as a result of higher fees earned from third parties due to a larger porfolio in the NSF venture.

Advisory and management fee income -related parties

Advisory and management fee income from related parties in the 2004 pro forma period increased by $2.1 million, or 210%, to approximately $3.1 million as a result of asset advisory fees earned in 2004 for CDO I and CDO II (which had closed in July 2004) of approximately $2.1 million, and approximately $1.0 million in fees earned from the NSF venture due to a larger portfolio balance. Advisory and management fee income from related parties totaling $1.0 million in 2003 includes advisory fees earned for CDO I of $0.5 million for the period August 21, 2003 (date of closing) through December 31, 2003 and approximately $0.5 million from the NSF venture.

Interest income

Interest income increased by $4.0 million, representing an increase of $4.0 million compared to the year ended December 31, 2003. The interest income earned in the pro forma period 2004 includes approximately $3.4 million earned from our investments in AAA-rated, short-term, floating rate securities which are backed by commercial or residential mortgage loans with proceeds from our initial public offering, interest income of approximately $0.4 million on the three subordinate real estate debt investments made on our balance sheet subsequent to our IPO and $0.2 million on cash collateralizing our short security sales and other investments. In 2003, all interest income related to our investment in our first CDO transaction, CDO I, which closed in August 2003.

Interest income -related parties

Interest income - related parties increased by $2.1 million, to approximately $2.6 million, from $0.5 million in 2003. The interest income earned in 2004 includes interest income on debt securities available for sale of approximately $2.6 million, which is comprised of approximately $1.2 million of interest earned on CDO I and $1.4 million of interest income earned on our investment in the "BB" rated junior classes of debt securities and unrated income securities of CDO II, which closed in July 2004. In 2003, all interest income related to our investment in our first CDO transaction, CDO I, which closed in August 2003.

Expenses

Real estate property operating expenses, management fees and depreciation and amortization expense

Real estate property expenses of $0.1 million, management fees (related party) of $0.1 million, and depreciation and amortization expense of $0.2 million relate to the ALGM properties for the period October 29, 2004 to December 31, 2004. Included in the related party management fee is a non-recurring termination payment of $0.4 million related to the termination of our previous management agreement. In 2003 and through our IPO, ALGM was uncombined and our share of ALGM’s operations was reflected in equity in earnings of uncombined ventures. As part of the formation transactions, we acquired the remaining 2.5% managing equity interest in ALGM, which is consolidated in our financial statements for the period October 29, 2004 to December 31, 2004.

Interest expense

Interest expense for the year ended December 31, 2004 totaled approximately $3.6 million, while we did not incur any interest expense in 2003. Interest expense in 2004 is comprised of interest on reverse repurchase obligations with major banking institutions totaling approximately $3.1 million, which were used to finance our investments in AAA-rated, short-term, floating rate securities and our investment in the "BB" rated junior classes of debt securities and unrated income securities of CDO II. In addition, we incurred interest expense of approximately $0.1 million related to ALGM’s mortgage as well as interest on capital leases for the period October 29, 2004 to December 31, 2004 and approximately $0.4 million of interest expense on the securities underlying the short sales we entered into during 2004.

General and administrative expenses

General and administrative expenses for the 2004 pro forma period totaled $11.3 million, representing an increase of $6.3 million, or 126%, compared to $5.0 million for the year ending December 31, 2003. The increase was comprised of the following:

Salary expense increased by approximately $1.4 million, or 41%, to approximately $4.8 million for the pro forma period ended December 31, 2004. The increase is primarily related to an increase in allocated salaries in 2004 as compared to 2003, due to higher staffing levels to accommodate the expansion of our three businesses.

Shared services - related party for the 2004 profoma period totaled $0.2 million, representing an increase of approximately $0.2 million compared to the year ending December 31, 2003. The increase was attributable to the shared facilities and services agreement we entered into with NorthStar Capital on October 29, 2004.

Equity based compensation expense of $3.0 million for the 2004 pro forma period relates to the following formation transactions in connection with our IPO as follows: approximately $1.6 million of compensation expense was recognized in connection with the buyout of a 15% profits interest (which was a compensation arrangement) in NS Advisors from one of its employees, approximately $1.0 million of compensation expense was recognized in connection with the buyout of a 25% profits interest in Northstar Funding Managing Member, LLC, which was held by two former employees of NorthStar Capital, and approximately $0.4 million has been charged to compensation expense in connection with the three-year vesting of equity based awards issued in connection with our IPO under our Omnibus Stock Incentive Plan.

Insurance (direct and allocated) for the 2004 pro forma period totaled $0.5 million, representing an increase of $0.2 million, or 67%, compared to $0.3 million of allocated costs for the year ending December 31, 2003. The increase was attributable to direct costs incurred for directors and officers policies we acquired subsequent to the IPO in 2004.

Auditing and professional fees for the 2004 pro forma period totaled $0.8 million, representing an increase of $0.8 million compared to the year ended December 31, 2003. The increase was attributable to direct professional fees of $0.5 million incurred in connection with quarterly review services performed by our auditors and $0.3 million of legal and other professional fees.

We incurred approximately $0.5 million of expenses in connection with our formation and organization in the 2004 pro foma period.

Other general and administrative expenses for the 2004 pro forma period increased by approximately $0.2 million, or 15%, to approximately $1.5 million compared to the year ending December 31, 2003. This increase is primarily related to various public company expenses, including director fees, organizational costs, as well as general and administrative costs associated with ALGM, which is consolidated in our financial statements from October 29, 2004.

Equity in earnings of unconsolidated/uncombined ventures

Equity in earnings for the 2004 pro forma period totaled $1.6 million, representing a decrease of $0.4 million or 20%, compared to $2.0 million for the year ended December 31, 2003. The decrease was attributable to the equity in earnings in ALGM which decreased by $0.6 million. The results for 2004 represent our 97.5% share of the earnings prior to October 29, 2004. Subsequent to October 29, 2004, when we acquired the remaining 2.5% managing membership interest, ALGM was consolidated in our financial statements.

This decrease was offset by our increase in equity in earnings from the NSF venture of approximately $0.2 million for the 2004 pro forma period. The net income of the NSF venture increased due to higher interest income earned for all of 2004 on loan participations that closed late in 2003, in addition to the closing of a new loan in September 2004.

Unrealized gain on investments and other

Unrealized gain on investments and other for the 2004 pro forma period decreased by approximately $0.7 million compared to $1.2 million for the year ended December 31, 2003. Unrealized gains on investments in the 2004 pro forma period consisted of unrealized gains of $0.5 million on the CDO III warehouse agreement and approximately $0.5 million on the CDO II warehouse agreement, offset by $0.4 million of unrealized losses on short sales of securities and $0.1 million on our investments in AAA-rated, short term, floating rate securities .

There were $1.2 million of unrealized gains, of which $1.0 million related to CDO I and $0.2 million related to CDO II in 2003. The CDO I gains represented the increase in fair value of the warehouse agreement from January 1, 2003 through August 21, 2003, the day the warehouse agreement was terminated and the underlying securities were transferred into CDO I. Similarly, the CDO II unrealized gain represents the change in the fair value of the warehouse agreement.

Realized gain on investments and other

Realized gains on investments and other decreased by approximately $1.0 million from $1.9 million in 2003 to $0.9 million in the 2004 pro forma period. Realized gains for the 2004 pro forma period consisted of a $0.3 million gain related to the sale of a portion of our temporary investments in AAA-rated, short-term, floating rate securities and a $0.6 million gain representing the increase in fair value of the CDO II warehouse agreement from January 1, 2004 through July 2004 when the warehouse agreement terminated. In 2003, the realized gain of $1.9 million related to the increase in fair value of the CDO I warehouse agreement from January 1, 2003 through August 2003 when the warehouse agreement terminated.

Minority Interest

Minority interests were approximately $0.6 million for the 2004 pro forma period as a result of allocating approximately 21% of the consolidated loss before minority interests to the limited partner unit holders in our operating partnership for the period October 29, 2004 to December 31, 2004, (“Unit holders”). There was no minority interest in our Predecessor for the year ended December 31, 2003 through the date of our IPO.

Liquidity and Capital Resources

As of December 31, 2005, we had a unrestricted cash and cash equivalents balance of $27.9 million. As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the nondeductible excise tax. We believe that our unrestricted cash balances together with the available borrowing capacity under our existing credit facilities, proceeds from the sale of assets, proceeds from private placement of trust preferred securities and cash flow provided from our operations, will be sufficient to allow us to fund the equity portion of our new investments, make distributions necessary to enable us to continue to qualify as a REIT and fund our operations for at least the next 12 months. In order to fund investments that we may make in the next 12 months, we may borrow additional funds under our current credit facilities, issue debt securities or raise additional equity capital.

We expect to meet our long term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources and additional borrowings, the issuance of debt and/or equity securities and the liquidation or refinancing of assets.

Debt Obligations

As of December 31, 2005, we had the following debt outstanding:

	Carrying Amount at 12/31/05 (in thousands)	Stated Maturity	Interest Rate	Weighted Average Expected Life (in years)
Mortgage notes payable (non-recourse):
Chatsworth	$43,777	5/1/2015	5.65%	9.34
Salt Lake City	16,919	9/1/2012	5.16%	6.67
EDS	49,120	10/8/2015	5.37%	9.78
Executive Centre	51,480	01/1/2016	5.85%	10.01
Mezzanine loan payable (Chatsworth) (non-recourse)	13,000	5/1/2014	6.64%	8.34
Repurchase obligations	7,054	See Repurchase Obligations below	LIBOR + 0.6% to 1.25%	Various, generally 30 days
CDO Bonds Payable (CDO IV) (non-recourse)	300,000	7/1/2040	LIBOR + 0.62% (Average Spread)	8.0
Wachovia credit facility	243,002	7/12/2008	LIBOR + 0.2% to 2.5%	2.53
Bank of America credit facility	-	09/27/2006	LIBOR + 3.25%	0.74
Liability to subsidiary trusts issuing preferred securities
Trust I	41,240	3/30/2035	8.15%	—
Trust II	25,780	6/30/2035	7.74%	—
Trust III	41,238	1/30/2036	7.81%	—
DBAG facility	—	12/21/2007	LIBOR + 0.75% to 2.25%	1.97
	$832,610

Chatsworth Mortgage Loan.    The Chatsworth mortgage matures on May 1, 2015 and bears interest at a fixed rate of 5.65%. This non-recourse loan requires monthly payments of $230,906, representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $40.5 million at maturity, as well as monthly escrow deposits for ground lease payments required under the ground lease for the leasehold property.

Salt Lake City Mortgage Loan.    The Salt Lake City Mortgage matures on September 1, 2012 and bears interest at a fixed rate of 5.16%. This non-recourse loan requires monthly payments of $100,971, representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $14.32 million at maturity, as well as monthly escrow deposits for real estate taxes.

EDS Mortgage Loan.    The EDS Mortgage matures on October 8, 2015 and bears interest at a fixed rate of 5.373%. This non-recourse loan requires monthly payments of $274,997, representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $41.91 million at maturity, as well as monthly escrow deposits for real estate taxes.

Executive Centre Mortgage Loan.    The Executive Centre Mortgage matures on January 1, 2016 and bears interest at a fixed rate of 5.851%. This non-recourse loan requires monthly payments of $303,732, representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $48.1 million at maturity, as well as monthly escrow deposits for real estate taxes.

Chatsworth Mezzanine Loan.    This non-recourse loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period February 1, 2005, through February 1, 2006, and principal and interest payments of $170,914, thereafter, which will fully amortize the loan by the maturity date of May 1, 2014.

Repurchase Obligations.    We have $7.1 million of repurchase agreements with two counterparties. These repurchase agreements are used to finance certain investments on a short term basis, prior to their sale or transfer to one of our CDOs to finance these assets on a permanent basis. These repurchase obligations mature in less than thirty days, with interest rates of LIBOR plus 0.05% to 0.07%.

Wachovia Facility.    On July 13, 2005, our wholly owned subsidiary NRFC WA Holdings, LLC, or NRFC WA, entered into a master repurchase agreement, which we refer to as the Wachovia facility, with Wachovia Bank, National Association, or Wachovia. The Wachovia facility was amended in September 2005 and currently NRFC WA may borrow up to $400 million under this credit facility in order to finance the acquisition of primarily subordinate real estate debt and other real estate loans and securities. The additional capacity and flexiblility under the amendment will allow us to accumulate sufficient collateral for a contemplated real estate debt CDO, or CDO VI, and to continue to finance other investments.

Advance rates under the Wachovia facility range from 55% to 95% (subject to increase under certain circumstances) of the value of the assets for which the advance is to be made. Amounts borrowed under the Wachovia facility bear interest at one-month LIBOR plus a spread which ranges from 0.20% to 3.00%, depending on the type of asset for which the amount is borrowed. The Wachovia facility has an initial maturity date of July 12, 2008, except that certain advances under the Wachovia facility were required to be repaid by February 24, 2006. If a securitization transaction is not consummated by March 30, 2006, certain advances under the facility will be subject to commitment and unused facility fees. The Company has agreed to a limited guarantee for the amounts borrowed by NRFC WA under the Wachovia facility.

NRFC WA may extend the term of the Wachovia facility for one year if it is not in default and must pay an extension fee of 0.25% of the aggregate amount then outstanding under the facility. If NRFC WA extends the facility's term, it will be required to retire 25% of the aggregate amount then outstanding under the facility during each quarter of the remaining year of the term.

The debt outstanding under the Wachovia facility is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments and the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing outstanding debt under the Wachovia facility declines, NRFC WA may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Wachovia to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the facility and the sale of the collateral. Following September 30, 2005, an affiliate of NRFC WA was added as a borrower under the Wachovia facility.

As of December 31, 2005, NRFC WA and its affiliates had $243.0 million of borrowings outstanding under this facility.

Bank of America Facility.    On September 28, 2005, we entered into a master loan, guarantee and security agreement with Bank of America, N.A., our operating partnership and NS Advisors LLC, which we refer to as the Bank of America facility. The Bank of America facility provides for an unsecured, $50 million revolving credit facility. The term of the unsecured facility is one year, with up to two one-year extensions at the discretion of Bank of America. If the unsecured facilty is not extended by Bank of America, we have the option in lieu of immediate repayment to amortize the outstanding principal balance of the unsecured facility in equal quarterly installments over twelve months upon payment of a quarterly 12.5 basis point fee on the outstanding balance under the unsecured facility at September 27, 2006 and each quarter thereafter. The interest rate on the unsecured facility is LIBOR, plus 325 basis points.

The Bank of America facility contains certain covenants, including, among other things, financial covenants requiring the Company to have minimum cash liquidity, minimum tangible net worth, maximum debt to tangible net worth and minimum debt service coverage. The Bank of America facility also contains certain customary representations and warranties and events of default. The obligations of our operating partnership, which is the borrower under the unsecured facility, are guaranteed by us, NS Advisors LLC and each of our respective subsidiaries and any subsidiary of our operating partnership whose assets are included in the borrowing base for the unsecured facility.

At December 31, 2005, we had no borrowings outstanding under the Bank of America facility.

Liability to Subsidiary Trusts Issuing Preferred Securities.    On April 12, 2005, May 25, 2005, and November 22, 2005 NorthStar Realty Finance Trust, NorthStar Realty Finance Trust II and NorthStar Realty Finance Trust III, which we refer to as the Trusts, sold, in three private placements, trust preferred securities for an aggregate amount of $40 million, $25 million, and $40 million, respectively. We own all of the common stock of the Trusts. The Trusts used the proceeds to purchase our operating partnership’s junior subordinated notes due March 30, 2035, June 30, 2035 and January 30, 2036, respectively, which represent all of the Trusts' assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have fixed interest rates of 8.15%, 7.74% and 7.81% per annum, respectively, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum, for Trust I and II, and 2.83% for Trust III.

We may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010, June 30, 2010, and January 30, 2011, respectively. To the extent we redeem the notes, the Trusts are required to redeem a corresponding amount of trust preferred securities. On September 16, 2005, we amended the trust agreements and indentures for Trust I and II to modify some of the payment dates for a portion of the junior subordinated notes and trust preferred securities.

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

Under the terms of the DBAG facility, NRFC DB Holdings is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B− or higher rated CMBS and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

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

Effective April 1, 2005, the covenants under the DBAG facility require us to maintain a certain minimum tangible net worth, a certain minimum debt service coverage ratio, a certain range of ratios of recourse indebtedness to net worth and certain minimum amounts of cash or marketable securities based on our ratio of recourse indebtedness to net worth.

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

At December 31, 2005, we were in compliance with all covenants under our debt obligations.

Capital Expenditures

During 2006, we do not expect to incur any material capital expenditures with respect to our net lease portfolio, since most of these expenses are the obligations of our tenants.

Cash Flows

Year Ended December 31, 2005 Compared to 2004 Pro Forma Period

To facilitate a comparison of cash flows for the year ending December 31, 2005 to the prior year, we have combined our predecessor's cash flows for the period from January 1, 2004 to October 28, 2004 with our cash flows for the period from October 29, 2004 to December 31, 2004.

The net cash flow provided by operating activities of $848.7 million increased $1,675.1 million for the year ended December 31, 2005 from a use of $826.4 million of cash for the 2004 pro forma period. This increase was primarily due to sales of all short-term highly liquid investments of $826.4 million in 2005, which we had acquired in the 2004 pro forma period. The corresponding repayment of short term repurchase financing was included in financing activities.

The net cash flow used in investing activities of $880.2 million increased by $753 million for the year ended December 31, 2005 from a use of $127.2 million for the 2004 pro forma period. Net cash used in investing activities in 2005 consisted primarily of the purchase of operating real estate, funds used to purchase debt securities available for sale, real estate debt investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow provided by financing activities of $11.6 million decreased by $988.7 million for the year ended December 31, 2005 from $1,000.3 million of cash flow provided by financing activities for the pr forma period ended December 31, 2004. The primary use of cash flow in financing activities in 2005 was for the repayment of our repurchase agreements which financed our short term, highly liquid investments, the repayment of the DBAG facility in connection with the closing of CDO IV, the repayment of a portion of the existing mortgage on the ALGM portfolio in connection with the sales of 729 Seventh Avenue and 1552 Broadway and payments of dividends and distributions to our unit holders of $14.2 million. This was offset by proceeds from our secondary offering, the issuance of CDO IV bonds, issuance of trust preferred securities and our mortgage and credit faciility borrowings.

2004 Pro Forma Period Compared to Year Ended December 31, 2003

The net cash flow used in operating activities of $826.3 million for the pro forma period ended December 31, 2004 decreased by $827.6 million, from $1.3 million of cash provided by operations for the year ended December 31, 2003, primarily due to the required inclusion of purchases of short-term highly liquid investments in operating activities, where the corresponding short-term repurchase financing is included in financing activities. Adjusting for the effect of these purchases, cash provided from operating activities would have only decreased $0.8 million from the 2004 prp forma period to 2003.

The net cash flow used in investing activities increased by $117.4 million for the pro forma period ended December 31, 2004 to a use of $127.2 million from a use of $9.8 million for the year ended December 31, 2003. Net cash used in investing activities in 2004 consisted primarily of purchases of real estate and interests in entities in connection with our IPO, funds used to purchase our interest in the unrated income and the "BB" rated notes of CDO II, as well as purchases of subordinate debt investments.

The net cash flow provided by financing activities increased by $990.7 million for the pro forma period ended December 31, 2004 to $1.0 billion from $9.6 million from financing activities for the year ended December 31, 2003. The primary sources of cash flow from financing activities in 2004 were our net proceeds from our repurchase agreements and credit facility, net IPO proceeds, loan proceeds to finance CDO II and contributions by owners, prior to our IPO.

Recent Developments

Real Estate Debt Investments

The following summarizes real estate debt investments acquired from January 1, 2006 through March 7, 2006, (dollars in thousands):

January 1, 2006 through March 7, 2006	Carrying Value (in thousands)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments
Whole loans, floating rate	$92,335	54.0%	3.33%	—	5
Whole loans, fixed rate	—	—	—	—	—
Mezzanine loans, floating rate	66,580	39.0%	9.34%	—	2
Mezzanine loan, fixed rate	11,880	7.0%	—	8.00%	1
Total / Average	$170,795	100.0%	5.86%	8.00%	8

Timarron Acquisition

On October 20, 2005, we entered into a definitive purchase agreement with Allied Capital Corporation to acquire Timarron Capital Corporation. Timarron, based in Dallas, Texas, was organized by former senior executives of Principal Financial and other leading financial institutions to develop a nationwide commercial mortgage loan origination platform. We closed on the acquisition on January 19, 2006. The purchase price was approximately $2.7 million. Timarron was renamed and reorganized as NRF Capital LP. NRF Capital LP will originate commercial mortgage loans for our commercial real estate debt portfolio.

NSF Venture Sale

On February 1, 2006, we sold our interests in the the NSF venture to the NSF venture investor and terminated the associated advisory agreements for total consideration of $2.9 million.  We will recognize approximately $1.2 million of incentive income which had been deferred at December 31, 2005. Subsequent to January 31, 2006, we will no longer earn management or incentive fees from the NSF venture or from loans owned directly by the NSF venture investor.

Net Lease Properties

On January 31, 2006, we sold our leasehold interests in 27 West 34th Street and 1372 Broadway, both in New York City, for $2.3 million. We anticipate recognizing a gain on sale of approximately $200,000 in the first quarter of 2006.

Quantum Joint Venture

In February 2006, through a 50% owned joint venture interest with Cushman & Wakefield Net Lease Trust, we acquired a portfolio of three adjacent class A office/flex buildings located Colorado Springs, CO, with 406,204 square feet of rentable space for $54.25 million. The properties are 100% leased to Quantum Corp. under leases expiring in 2021 (59%), 2013 (11%), 2011 (13%) and 2009 (17%).

Private Placement

On March 10, 2006, our subsidiary, NorthStar Realty Finance Trust IV, completed a private placement of $50 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinated notes due June 30, 2036 issued by our operating partnership and guaranteed by us.  The proceeds of the issuance of the notes were used to repay short term debt and to fund new investments. These trust preferred securities and the notes both have a 30-year term, ending June 30, 2036, and bear interest at a fixed rate of 7.95% for the first ten years, ending June 2016, whereupon the rate floats at three-month LIBOR plus 2.80%. These securities are redeemable at par beginning on June 30, 2011.

Dividends

On January 26, 2006, we declared a cash dividend of $0.27 per share of common stock. The dividend was paid on February 10, 2006 to the shareholders of record as of the close of business on February 3, 2006.

Contractual Commitments

As of December 31, 2005, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Mortgage loan - Chatsworth	$43,777	$271	$584	$663	$42,259
Mortgage loan - Salt Lake City	16,919	335	722	803	15,059
Mortgage loan - EDS	49,120	103	1,320	1,479	46,218
Mortgage loan - Executive Centre	51,480	—	—	—	51,480
Mezzanine loan payable - Chatsworth	13,000	1,015	2,676	3,055	6,254
Repurchase agreements	7,054	7,054	—	—	—
Securities sold, not yet purchased
CDO bonds payable	300,000	—	—	—	300,000
Liability to subsidiary trusts issuing preferred securities	108,258	—	—	—	108,258
Wachovia facility	243,002	—	243,002	—	—
Bank of America facility	—	—	—	—	—
Capital leases(1)	17,778	353	807	974	15,644
Operating leases	17,088	967	994	994	14,133
Total contractual obligations	$867,476	$10,098	$250,105	$7,968	$599,305

(1)	Includes interest on the capital leases.

Off Balance Sheet Arrangements

As of December 31, 2005, we had the material off balance sheet arrangements described below.

Our potential losses in CDO I, CDO II, CDO III and CDO V are limited to our aggregate carrying value which was approximately $90.1 million at December 31, 2005.

The terms of the portfolio of real estate securities held by CDO I, CDO II, CDO III and CDO V are structured to be matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II, CDO III and CDO V have not incurred any losses on any of their securities investments from the date of purchase through December 31, 2005. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V, each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II, CDO III and CDO V. Our residual interests in the cash flows of these CDOs are accounted for as debt securities pursuant to EITF Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of December 31, 2005:

	CDO Collateral			CDO Notes
	Par Value of CDO Collateral (in ’000s)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes(1) (in ’000s)	Weighted Average Interest Rate	Stated Maturity
CDO I	$352,041	6.62%	6.01	$332,831	6.13%	8/1/2038
CDO II	$392,841	6.25%	6.65	$356,170	5.58%	6/1/2039
CDO III	$401,790	6.06%	6.69	$360,973	5.59%	6/1/2040
CDO V	$500,969	5.69%	9.08	$461,500	2.89%	9/5/2045

(1)	Includes only notes held by third parties.

CDO I, CDO II, CDO III and CDO V are variable interest entities. However, management has determined that we are not, and our predecessor was not, the primary beneficiary of CDO I, CDO II, CDO III or CDO V and as such, in accordance with FIN 46R, we did not consolidate CDO I, CDO II, CDO III or CDO V. The FASB has continued to discuss potential refinements to FIN 46R associated with, among other things, the types of interests which create variability and which type of interests absorb income and loss variability, and how such income and loss variability should be measured. In the event that the FASB modifies its interpretation of FIN 46R as it applies to the consolidation of variable interest entities, we would reevaluate our determination of the primary beneficiary. Depending on the modifications which are made, it is possible that we may be required to consolidate our interests in our CDOs in the future.

At this time, we do not anticipate a substantial risk of incurring a loss with respect to any of the arrangements described above.

Warehouse Agreement for CDO VII

On September 27, 2005, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under our direction, with the expectation of selling such securities to our fifth investment grade CDO issuance, or CDO VII. As of December 31, 2005, we have deposited $10.0 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank had accumulated $156.4 million of real estate securities under the terms of the warehouse agreement as of December 31, 2005. The CDO VII warehouse agreement also provides for our notional participation in the income that the assets generate after deducting a notional debt cost.

Inflation

Our leases for tenants of operating real estate are either:

•
net leases where the tenants are responsible for all real estate taxes, insurance and operating expenses and the leases provide for increases in rent either based on changes in the Consumer Price Index, or CPI, or pre-negotiated increases; or

•	operating leases which provide for separate escalations of real estate taxes and operating expenses over a base amount, and/or increases in the base rent based on changes in the CPI.

We believe that inflationary increases in expenses will generally be offset by the expense reimbursements and contractual rent increases described above to the extent of occupancy.

We believe that the risk associated with an increase in market interest rates on the floating rate debt used to finance our investments in our investment grade CDOs and our direct investments in real estate debt, is largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of the Annual Report on Form 10-K for additional information on our exposure to market risk.

Funds from Operations and Adjusted Funds from Operations

Management believes that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. AFFO is a computation often made by REIT industry analysts and investors to measure a real estate company's cash flow generated from operations. We believe that AFFO is helpful to investors as a measure of our liquidity position because, along with cash generated from operating activities, this measure provides investors with an understanding or our ability to pay dividends. In addition, because this measure is commonly used in the REIT industry, our use of AFFO may assist investors in comparing our liquidity position with that of other REITs. We calculate AFFO by subtracting from (or adding) to FFO:

•
normalized recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue stream, e.g., leasing commissions and tenant improvement allowances;

•	an adjustment to reverse the effects of straight-lining of rents and fair value lease revenue under SFAS 141; and

•	the amortization or accrual of various deferred costs including intangible assets and equity based compensation.

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

	The Company	The Company	The Predecessor
	Year Ended December 31, 2005	October 29, 2004 to December 31, 2004	January 1, 2004 to October 28, 2004	2003
Funds from operations:
Income (loss) before minority interests	$10,389,000	$(3,073,000)	$1,194,000	$1,737,000
Adjustments:
Depreciation and amortization	4,352,000	190,000	—	—
Funds from discontinued operations	1,458,000	145,000	—	—
Real estate depreciation and amortization - unconsolidated ventures	—	—	1,608,000	2,204,000
Funds from operations	$16,199,000	$(2,738,000)	$2,802,000	$3,941,000
Adjusted funds from operations:
Funds from Operations	16,199,000	$(2,738,000)	$2,802,000	$3,941,000
Straightline rental income, net	(252,000)	(18,000)	—	—
Straightline rental income - unconsolidated ventures	—	—	(456,000)	(654,000)
Straightline rental income, discontinued operations	(281,000)	(133,000)	—	—
Fair value lease revenue (SFAS 141 adjustment)	18,000	—	—	—
Amortization of deferred compensation	5,847,000	2,991,000	—	—
Adjusted funds from operations(1)	$21,531,000	$102,000	$2,346,000	$3,287,000

(1)	FFO and AFFO for the period from October 29, 2004 through December 31, 2004 have been reduced by one-time formation and organization costs of $517,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt and real estate securities. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2005, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $6,888,000, offset by an increase in our interest expense of approximately $5,430,000 on our variable rate liabilities.

Real Estate Debt

We invest in real estate debt instruments secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, which we also refer to as senior mortgage loans, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment rather than trading purposes. These investments are either floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in interest rates are unlikely to affect the value of our floating rate portfolio. Changes in short-term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore increase our earnings. Decreases in LIBOR have the opposite effect.

We also invest in fixed rate investments. The value of these investments may be affected by changes in long-term interest rates. To the extent that long-term interest rates increase, the value of long-term fixed rate assets is diminished. Any fixed rate real estate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits. If fixed rate real estate debt is funded with floating rate liabilities, the funding cost will be fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

In our real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan agreements cannot repay its obligations to us in a timely manner. While we have never experienced a payment default or even a late payment as of the date of this Annual Report on Form 10-K, our position in the capital structure may expose us to losses as a result of such default in the future. In the event that the borrower cannot repay our loan, we may exercise our remedies under the loan documents which may include a foreclosure against the collateral if we have a foreclosure right as a real estate debtholder under the loan agreement. The real estate debt that we intend to invest in will often allow us to demand foreclosure as a real estate debtholder if our loan is in default. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

Real Estate Securities

In our real estate securities business, we mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our investment grade CDOs are diversified by asset type, industry, location and issuer. We further minimize credit risk by monitoring the real estate securities portfolios of our investment grade CDOs and the underlying credit quality of their holdings.

At December 31, 2005, the real estate securities that serve as collateral for CDO I, CDO II, CDO III and CDO V each had an overall weighted average credit rating of approximately BBB- and approximately 75.3%, 72.9%, 69.1%, and 79.5%, respectively, of these securities are investment grade.

The real estate securities underlying our investment grade CDOs are also subject to spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating rate or have maturities shorter than the assets.

Our general financing strategy focuses on the use of "match-funded" structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. Our investment grade CDOs utilize interest rate swaps to minimize the mismatch between their fixed rate assets and floating rate liabilities. We expect to hedge the interest rate risk in future investment grade CDOs in a similar manner.

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

Debt Securities Held for Trading

Subsequent to the closing of our IPO, we temporarily invested a portion of the net proceeds of our IPO in primarily AAA-rated, short-term, floating rate commercial and residential mortgage-backed securities which are subject to fluctuations in market value. These securities are financed with leverage of up to 97% which may magnify this price volatility. If the market value of these securities were to decline, we would need to post additional collateral or liquidate a portion of these securities, possibly at a loss. The short-term securities that we have temporarily invested in have been selected to mitigate this risk to the extent possible. Their floating rate coupon, short duration, and high credit ratings all serve to maximize liquidity and to minimize the price volatility of these securities. Nevertheless, even a small decline in the price of these securities may be magnified by the leverage and result in a loss to us when the assets are liquidated. Unrealized losses may also occur even if the assets are not liquidated because these securities are held for trading purposes.

Net Lease Properties

Our ability to manage the interest rate risk and credit risk associated with the assets we acquire is integral to the success of our net lease properties investment strategy. Although we may, in special situations, finance our purchase of net lease assets with floating rate debt, our general policy will be to mitigate our exposure to rising interest rates by financing our purchases with fixed rate mortgages. We seek to match the term of fixed rate mortgages to our expected holding period for the underlying asset. Factors we consider to assess the expected holding period include, among others, the primary term of the lease as well as any extension options that may exist.

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

Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR rate on our corporate debt, we entered into various swap agreements to fix the LIBOR rate on a portion of our variable rate debt. The fixed rates range from 4.18% to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of December 31, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Maturity
Interest rate swaps, treated as hedges	$53,242	$726	March 2010 - August 2018

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated and combined financial statements of NorthStar Realty Finance Corp. and NorthStar Finance Corp. Predecessor, respectively, the consolidated financial statements of ALGM I Owners LLC and Subsidiaries for the two year period ended December 31, 2004 and the financial statements of NorthStar Funding LLC for the two year period ended December 31, 2004 and the notes related to each of the foregoing financial statements, each together with the independent registered public accounting firm's reports thereon, are set forth on pages F-1 through F-79 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Grant Thornton report for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

(b) Attestation report of the registered public accounting firm.

Our independent registered public accounting firm, Grant Thornton LLP, audited management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 and independently assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Grant Thornton has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) or our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

Information relating to our code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION*

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES*

(*) The information that is required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive proxy statement relating to the 2006 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ending December 31, 2005.

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

10.3	Shared Facilities and Services Agreement, dated as of October 29, 2004, by and between NorthStar Realty Finance Corp. and NorthStar Capital Investment Corp.*

Exhibit Number	Description of Exhibit

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
10.15

Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (File No. 333-114675))

10.16

Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit Number	Description of Exhibit

10.17

Amended and Restated Junior Subordinated Indenture dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form S-11 (File No. 333-128962))

10.18

Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form S-11 (File No. 333-128962))

10.19

Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.20

First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-11 (File No. 333-128962))

10.21

Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-11 (File No. 333-128962))

10.22

Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-11 (File No. 333-128962))

10.23

Third Amendment to the Master Repurchase Agreement, dated as of September 30, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-11 (File No. 333-128962))

10.24

Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, between NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.25

Agreement of Purchase and Sale, dated as of October 25, 2005, between 1552 Lonsdale LLC and 1552 Bway Owner, LLC (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.26

Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

Exhibit Number	Description of Exhibit

10.27

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-11 (File No. 333-128962))

10.29

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-11 (File No. 333-128962))

10.30	Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association
10.31	Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee
10.32

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp. , a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees

10.33	Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement
10.34

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time

10.35	Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp.
12.1	Ratio of Earnings
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________________

* Incorporated by reference to the like-numbered exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

INDEX TO FINANCIAL STATEMENTS

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

Consolidated and Combined Financial Statements	Page
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-5
Consolidated and Combined Statements of Operations for the year ended December 31, 2005, for the period from October 29, 2004 to December 31, 2004, for the period from January 1, 2004 to October 28, 2004, and for the year ended December 31, 2003
F-6
Consolidated Statement of Stockholders' Equity for the year ended December 31, 2005 and the period from October 29, 2004 to December 31, 2004	F-7
Combined Statement of Owners' Equity for the period from January 1, 2004 to October 28, 2004 and the year ended December 31, 2003	F-8
Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2005, for the period from October 29, 2004 to December 31, 2004, for the period from January 1, 2004 to October 28, 2004 and for the year ended December 31, 2003
F-9
Notes to Consolidated and Combined Financial Statements	F-11
Schedule II—Valuation and Qualifying Accounts as of December 31, 2005	F-46
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2005	F-47
Schedule IV—Loans and other Lending Investments as of December 31, 2005	F-48

ALGM I OWNERS LLC AND SUBSIDIARIES

NORTHSTAR FUNDING LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2005, that NorthStar Realty Finance Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

We have audited the accompanying consolidated balance sheet of NorthStar Realty Finance Corp. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
March 7, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
NorthStar Realty Finance Corp.

We have audited the accompanying consolidated balance sheet of NorthStar Realty Finance Corp. and Subsidiaries (“the Company”) as of December 31, 2004, the related consolidated statements of operations, stockholders’ equity and cash flows of NorthStar Realty Finance Corp. and Subsidiaries for the period from October 29, 2004 (commencement of operations) through December 31, 2004 and the related combined statements of operations, owners’ equity and cash flows of NorthStar Realty Finance Corp. Predecessor, as defined in Note 1, for the period from January 1, 2004 through October 28, 2004 and for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NorthStar Realty Finance Corp. and Subsidiaries at December 31, 2004, the consolidated results of operations and cash flows of NorthStar Realty Finance Corp. and Subsidiaries for the period from October 29, 2004 (commencement of operations) through December 31, 2004, and the combined results of operations and cash flows of NorthStar Realty Finance Corp. Predecessor for the period from January 1, 2004 through October 28, 2004 and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2005,
except for Note 3(d), as to which the date is
March 6, 2006

Northstar Realty Finance Corp. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
Assets:
Cash and cash equivalents	$27,898,000	$47,733,000
Restricted cash	27,501,000	2,713,000
Debt securities held for trading	—	826,611,000
Operating real estate — net	198,708,000	43,544,000
Debt securities available for sale	149,872,000	37,692,000
CDO deposit and warehouse agreements	9,458,000	2,988,000
Collateral held by broker	—	24,831,000
Real estate debt investments	681,106,000	70,569,000
Investments in and advances to unconsolidated ventures	5,458,000	5,363,000
Receivables, net of allowance of $4,000 and $1,000 in 2005 and 2004	5,218,000	1,926,000
Unbilled rents receivable, net of allowance $0 and $4,137,000 in 2005 and 2004	1,117,000	5,567,000
Receivables – related parties	528,000	176,000
Deferred costs and intangible assets, net	38,745,000	4,233,000
Assets of properties held for sale	2,918,000	—
Other assets	4,912,000	4,132,000
Total assets	$1,153,439,000	$1,078,078,000
Liabilities and Stockholders' Equity:
Liabilities:
Mortgage notes and loans payable	$174,296,000	$40,557,000
Liability to subsidiary trusts issuing preferred securities	108,258,000	—
CDO bonds payable	300,000,000	—
Credit facilities	243,002,000	27,821,000
Repurchase obligations	7,054,000	800,418,000
Securities sold, not yet purchased	—	24,114,000
Obligations under capital leases	3,375,000	3,303,000
Accounts payable and accrued expenses	9,091,000	5,603,000
Due to affiliates	26,000	250,000
Liabilities of properties held for sale	360,000	—
Escrow deposits payable	11,571,000	—
Other liabilities	3,703,000	256,000
Total liabilities	860,736,000	902,322,000
Minority interest	44,278,000	32,447,000
Commitments and contingencies
Stockholders' Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 30,464,930 and 21,249,736 shares issued and outstanding at December 31, 2005 and 2004, respectively	305,000	212,000
Additional paid-in capital	213,625,000	145,697,000
Retained earnings (deficit)	35,233,000	(2,439,000)
Accumulated other comprehensive income	(738,000)	(161,000)
Total stockholders’ equity	248,425,000	143,309,000
Total liabilities and stockholders' equity	$1,153,439,000	$1,078,078,000

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Consolidated and Combined Statements of Operations

	The Company (consolidated)		The Predecessor (combined)
	Year Ended December 31,	Period from October 29, 2004 to December 31,	Period from January 1, 2004 to October 28,	Year Ended December 31,
	2005	2004	2004	2003
Revenues and other income:
Rental and escalation income	$11,403,000	$510,000	$—	$—
Advisory and management fee income	112,000	38,000	185,000	64,000
Advisory and management fee income — related parties	4,813,000	665,000	2,437,000	1,026,000
Interest income	40,043,000	3,990,000	31,000	—
Interest income — related parties	8,374,000	727,000	1,828,000	502,000
Other revenue	352,000	—	—	—
Total revenues	65,097,000	5,930,000	4,481,000	1,592,000
Expenses:
Real estate properties — operating expenses	1,911,000	100,000	—	—
Interest expense	32,568,000	3,352,000	285,000	—
Management fees — related parties	62,000	85,000	—	—
General and administrative:
Direct:
Salaries and other compensation	5,490,000	797,000	953,000	1,289,000
Shared services—related party	1,145,000	231,000	—	—
Equity based compensation	5,847,000	2,991,000	—	—
Insurance	916,000	148,000	—	—
Auditing and professional fees	3,634,000	790,000	—	—
Formation and organization costs	—	517,000	—	—
Other general and administrative	2,036,000	378,000	181,000	203,000
Allocated:
Salaries and other compensation	—	—	3,060,000	2,146,000
Insurance	—	—	318,000	252,000
Other general and administrative	—	—	925,000	1,098,000
Total general and administrative	19,068,000	5,852,000	5,437,000	4,988,000
Depreciation and amortization	4,352,000	190,000	—	—
Total expenses	57,961,000	9,579,000	5,722,000	4,988,000
Income (loss) from operations	7,136,000	(3,649,000)	(1,241,000)	(3,396,000)
Equity in earnings of unconsolidated/uncombined ventures	226,000	83,000	1,520,000	2,048,000
Unrealized gain on investments and other	867,000	200,000	279,000	1,219,000
Realized gain on investments and other	2,160,000	293,000	636,000	1,866,000
Net income (loss) before minority interest	10,389,000	(3,073,000)	1,194,000	1,737,000
Minority interest	(2,116,000)	(632,000)	—	—
Income (loss) from continuing operations	8,273,000	(2,441,000)	1,194,000	1,737,000
Income from discontinued operations, net of minority interest	547,000	2,000	—	—
Gain on sale of discontinued operations, net minority interest	28,852,000	—	—	—
Net income (loss)	$37,672,000	$(2,439,000)	$1,194,000	$1,737,000
Net income (loss) per share from continuing operations
Basic/Diluted	$0.38	$(0.12)
Income per share from discontinued operations
Basic/Diluted	$0.03	—
Gain on sale of discontinued operations
Basic/Diluted	$1.33	—
Net income (loss) available to common shareholders
Basic/Diluted	$1.74	$(0.12)
Weighted average number of shares of common stock:
Basic	21,660,993	20,868,865
Diluted	27,185,013	(1)

(1) See note 2 -Earnings Per Share

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries
Consolidated Statement of Stockholders' Equity

	Shares of Common Stock	Common Stock at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income
Balance at October 29, 2004	—	—	—	—	—	—	—
Net proceeds from IPO of common stock	20,050,100	$200,000	$159,904,000	$—	$—	$160,104,000	$—
Issuance of shares of common stock, net of expense (underwriter's over-allotment)	1,160,750	12,000	9,703,000	—	—	9,715,000	—
Adjustment to rebalance minority interests in operating partnership	—	—	(23,930,000)	—	—	(23,930,000)	—
Comprehensive loss — unrealized loss on debt securities available for sale	—	—	—	(161,000)	—	(161,000)	(161,000)
Issuance of restricted shares of common stock	38,886	—	—	—	—	—	—
Amortization of equity based compensation	—	—	20,000	—	—	20,000	—
Net loss	—	—	—	—	(2,439,000)	(2,439,000)	(2,439,000)
Balance at December 31, 2004	21,249,736	212,000	145,697,000	(161,000)	(2,439,000)	143,309,000	(2,600,000)
Issuance of restricted shares of common stock	15,194	1,000	—	—	—	1,000	—
Net proceeds from secondary offering of common stock	9,200,000	92,000	78,920,000	—	—	79,012,000	—
Comprehensive loss — unrealized loss on debt securities available for sale	—	—	—	(577,000)	—	(577,000)	(577,000)
Amortization of equity based compensation	—	—	276,000	—	—	276,000	—
Cash dividends on common stock	—	—	(11,268,000)	—	—	(11,268,000)	—
Net income	—	—	—	—	37,672,000	37,672,000	37,672,000
Balance at December 31, 2005	30,464,930	$305,000	$213,625,000	$(738,000)	$35,233,000	$248,425,000	$34,495,000

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. Predecessor
Combined Statements of Owners' Equity

Balance at December 31, 2002	$25,304,000
Contributions	5,431,000
Distributions	(2,834,000)
Allocated general and administrative expenses, net of fee income	2,910,000
Other comprehensive loss — unrealized loss on debt securities available for sale	(55,000)
Net income	1,737,000
Balance at December 31, 2003	32,493,000
Contributions	9,392,000
Distributions	(6,853,000)
Other comprehensive income — unrealized gain on debt securities available for sale	2,004,000
Allocated general and administrative expenses, net of fee income	3,651,000
Net income	1,194,000
Balance at October 28, 2004 (contribution to Operating Partnership)	$41,881,000

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Consolidated and Combined Statements of Cash Flows

	The Company (consolidated)		The Predecessor (combined)
	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004	Year Ended December 31, 2003
Cash flows from operating activities:
Net income (loss)	$37,672,000	$(2,439,000)	$1,194,000	$1,737,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on sale of real estate	(35,930,000)	—	—	—
Equity in (earnings) of unconsolidated/uncombined ventures	(199,000)	(83,000)	(1,520,000)	(2,048,000)
Depreciation and amortization	5,038,000	411,000	—	—
Amortization of acquisition fees/costs and deferred financing costs	2,009,000	147,000	—	—
Minority interest	9,328,000	(632,000)	—	—
Equity based compensation	5,846,000	2,991,000	—	—
Unrealized gain on investments and other	(867,000)	(200,000)	(279,000)	(1,219,000)
Realized gain on sale of investments and other	(2,160,000)	(293,000)	(636,000)	—
Amortization of premium on securities held for trading	—	433,000	—	—
Amortization of bond discount	(1,715,000)	(28,000)	(55,000)	—
Allocated general and administrative expenses	—	—	4,302,000	3,496,000
Distributions from equity investments	199,000	—	—	—
Capital lease	72,000	—	—	—
Amortization-above/below market leases	28,000	—	—	—
Allocated advisory fee	—	—	(651,000)	(586,000)
Unbilled rents receivable	(406,000)	(91,000)	—	—
Other	—	(18,000)	—	—
Changes in assets and liabilities:
Restricted cash	—	234,000	—	—
Receivables	(3,908,000)	(1,575,000)	(187,000)	(16,000)
Debt securities held for trading	826,382,000	(826,814,000)	—	—
Deferred costs and intangible assets	—	(864,000)	—	—
Other assets	958,000	(3,753,000)	—	—
Due to affiliates	(224,000)	141,000	—	(397,000)
Accounts payable and accrued expenses	3,432,000	3,994,000	92,000	322,000
Due from affiliates	(175,000)	—	—	—
Restricted cash- escrows	(11,429,000)	—	—	—
Escrow deposit payable	11,571,000	—	—	—
Origination fees	892,000	272,000
Other liabilities	3,211,000	(616,000)	180,000	—
Net cash provided by (used in) operating activities	849,625,000	(828,783,000)	2,440,000	1,289,000
Cash flows from investing activities:
Additions to operating real estate, net	(219,664,000)	(1,507,000)	—	—
Net proceeds from sales of real estate	74,141,000	—	—	—
Real estate debt acquisition costs	(815,000)	—	—	—
Real estate investments - repayments	84,915,000	—	—	—
Purchase of initial investments	—	(37,078,000)	—	—
Purchase of debt securities available for sale	(137,309,000)	—	(26,863,000)	(9,500,000)
CDO warehouse deposits	(10,000,000)	(2,500,000)	(3,034,000)	(10,766,000)
Purchase of real estate debt investments	(694,297,000)	(70,841,000)	—	—
Proceeds from CDO warehouse	30,464,000	—	9,500,000	10,000,000
Cash receipts from CDO issuer	879,000	—	884,000	1,275,000
CDO IV restricted cash	(12,538,000)	—	—	—
Cash recorded on initial consolidation of ALGM	—	3,012,000	—	—
Deferred lease costs	(29,000)	—	—	—
Contributions to unconsolidated/uncombined ventures	(6,000)	—	(1,048,000)	(3,673,000)
Distributions of capital from unconsolidated/uncombined ventures	3,169,000	882,000	1,364,000	2,834,000
Net cash (used in) investing activities	(881,090,000)	(108,032,000)	(19,197,000)	(9,830,000)

See accompanying notes to the consolidated and combined financial statements.

Northstar Realty Finance Corp. and Subsidiaries and
Northstar Realty Finance Corp. Predecessor
Consolidated and Combined Statements of Cash Flows — (continued)

	The Company (consolidated)		The Predecessor (combined)
	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004	Year Ended December 31, 2003
Cash flows from financing activities:
Proceeds from securities sold, not yet purchased	$24,131,000	$11,377,000	$12,336,000	$—
Proceeds from Collateral held by broker	24,831,000	(11,725,000)	(13,106,000)	—
Due from affiliates	—	2,134,000	(1,094,000)	6,957,000
Capital contributions by owners of the Predecessor	—	—	9,392,000	5,431,000
Settlement of short sales	(48,306,000)	—	—	—
Mortgage borrowings	174,600,000	—	—	—
Proceeds from bonds payable	300,000,000	—	—	—
Settlement of derivative	(301,000)	—	—	—
Collateral held by swap counter-party	(1,017,000)	—	—	—
Mortgage principal repayments	(40,861,000)	(228,000)	—	—
Proceeds from credit facilities	529,893,000	27,821,000	—	—
Credit facilities – repayments	(314,712,000)	—	—	—
Repurchase obligation borrowings	7,054,000	1,253,557,000	17,694,000	—
Repurchase obligation repayments	(800,418,000)	(470,833,000)	—	—
Proceeds from offerings	85,100,000	190,447,000	—	—
Proceeds from trust preferred securities	105,000,000	—	—	—
Deferred financing costs	(13,079,000)	—	—	—
Dividends and distributions	(14,197,000)	—	—	—
Payment of offering costs	(6,088,000)	(20,627,000)	—	—
Distributions to owners of the Predecessor	—	—	(6,853,000)	(2,834,000)
Net cash provided by financing activities	11,630,000	981,923,000	18,369,000	9,554,000
Net (decrease) increase in cash & cash equivalents	(19,835,000)	45,108,000	1,612,000	1,013,000
Cash and cash equivalents — beginning of period	47,733,000	2,625,000	1,013,000	—
Cash and cash equivalents — end of period	$27,898,000	$47,733,000	$2,625,000	$1,013,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,180,000	$2,913,000	$130,000	—
Supplementary disclosure of non-cash investing and financing activities:
Consolidation of the accounts of ALGM I Owners LLC ("ALGM") as a result of purchasing controlling interest:
Investment in uncombined entities prior to consolidation:	$—	$(10,578,000)	$—	$—
Operating real estate, net	—	43,855,000	—	—
Restricted cash	—	2,947,000	—	—
Receivables	—	217,000	—	—
Unbilled rents receivable	—	5,476,000	—	—
Deferred costs, net	—	2,195,000	—	—
Other assets	—	326,000	—	—
Mortgage loan	—	(40,785,000)	—	—
Obligations under capital leases	—	(3,292,000)	—	—
Accounts payable and accrued expenses	—	(1,081,000)	—	—
Other liabilities	—	(692,000)	—	—
Net cash received in purchase transaction(1)	—	1,412,000	—	—
Reclassification of Predecessor’s equity to minority interest in connection with contribution of Initial Investments	—	$41,881,000	—	—

Reclassification of CDO deposits to debt securities available for sale	$2,988,000	—	—	—
Write off of deferred costs and unbilled rents receivable in connection with the disposition of operating real estate	$4,955,000	—	—	—
Reclassifications to assets held for sale:
Operating real estate	1,493,000	—	—	—
Restricted cash	196,000	—	—	—
Receivables	439,000	—	—	—
Unbilled rents receivable	356,000	—	—	—
Deferred cost and intangibles, net	190,000	—	—	—
Other assets	244,000	—	—	—
Accounts payable and accrued expenses	(79,000)	—	—	—
Other liabilities	(281,000)	—	—	—
Purchase price allocation from operating real estate:
Deferred cost and intangibles, net	25,187,000	—	—	—
Other assets	1,288,000	—	—	—
Other liabilities	(509,000)	—	—	—

See accompanying notes to the consolidated and combined financial statements.

(1)	Represents ALGM cash consolidated of $3,012,000 less the purchase price of remaining equity in ALGM of $1,600,000.

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

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

A summary of the Contribution Transactions and the accounting treatment by the Company for the minority interests in the Operating Partnership on consummation of the Contribution Transactions is as follows:

	Percentage Ownership Contributed by the Participants(d)	Percentage Ownership of Controlled Subsidiaries Owned by Third Parties and Participating in the Contribution Transactions	Percentage of Contributed Subsidiaries Acquired from Employee Prior to the Contribution Transactions	Basis at which Participants/ Employees Interest were Contributed
Real Estate Securities Business:
NSA	100%	23%(a)	—%(b)	Fair Value
NS CDO I Holding, LLC	100%	23%(a)		Fair Value
NS CDO II Holding, LLC	100%	23%(a)		Fair Value
Subordinate Real Estate Debt Business:
NFMM	100%	0%(c)	25%(c)	Fair Value
NorthStar Funding Investor Member LLC	100%	0%		N/A
Net Lease Business:
ALGM	97.50%	0%		N/A

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

Principles of Consolidation and Combination

The Company

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities (“VIE”) where the Company is the primary beneficiary in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities”(“Fin 46(R)”). All significant intercompany balances have been eliminated in consolidation.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)
The Predecessor

The combined and uncombined interests in entities contributed to the Operating Partnership have been aggregated to form the Predecessor. The interests in entities contributed to the Operating Partnership, which were controlled by NCIC, and variable interest entities where the Predecessor is deemed the primary beneficiary in accordance with the provisions and guidance of Fin 46 (R) are reflected in the Predecessor on a combined basis. All intercompany accounts have been eliminated in combination.

Variable Interest Entities

Fin 46 (R) requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and or a majority of the expected returns. The Company has evaluated its real estate debt investments and its investments in each of its’ five CDO issuers to determine whether they are VIE’s. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entity’s equity investment at risk to absorb losses, (2) whether as a group the holders of the equity investment at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and their obligatons are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to recieve the expected returns of their equity, or both and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

As of December 31, 2005, the Company identified eight interests in entities which were determined to be VIE’s under FIN 46 (R). They are as follows: CDO I, CDO II, CDO III, CDO V, NorthStar Realty Finance Trust I, II, and III and a preferred equity investment in a net lease property.

Based on management's analysis, neither the Company nor the Predecessor is the primary beneficiary since neither absorbs a majority of the expected losses, nor is entitled to a majority of the expected residual returns. Accordingly, these VIE’s are not consolidated into the Company's financial statements as of December 31, 2005 or 2004.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Operating Real Estate

Operating real estate properties are carried at historical cost less accumulated depreciation. Cost directly related to the acquisition are capitalized. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives are as follows:

Category	Term
Building (fee interest)	39 years
Building Improvements	Lesser of the remaining life of building or useful life
Building (leasehold interest)	Lesser of 39 years or the remaining term of the lease
Property under capital lease	Lesser of 40 years or the remaining term of the lease
Tenant Improvements	Lesser of the useful life or the remaining term of the lease
Funiture and fixtures	Four to seven years

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Depreciation expense amounted to approximately $3.8 million and $362,000 for the year ended December 31, 2005 and the period of October 29, 2004 to December 31, 2004, of which a portion is included in income from discontinued operations for each of these periods.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the impairment or Disposal of Long-Lived Assets” a property to be disposed of is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once an asset is determined to be held for sale, depreciation and straight-line rental income are no longer recorded. In addition, the asset is reclassified to assets held for sale on the consolidated balance sheet and the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of operations.

In accordance with SFAS No. 141 “Business Combinations”(“SFAS 141”) the Company allocates the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the the origination costs of the in-place leases and to intangibles for the value of the above or below market leases. The Company amortizes the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

As a result of the Company’s evaluation under SFAS No. 141 of acquisitions made, as of December 31, 2005, the Company has recorded $25.1 million in deferred costs and intangible assets, net, related to the in-place leases and $1.2 million related to the above market leases which is recorded in other assets and $0.5 million related to the below market leases in other liabilities in the consolidated balance sheet. Approximately $0.9 million was recorded in depreciation expense related to the in-place leases. Rental income was decreased by approximately $18,000 related to the amortization of the intangible related to above/below market leases for the year ended December 31, 2005, in the consolidated statement of operations.

Investments in and Advances to Unconsolidated/Uncombined Ventures

The Company and the Predecessor have various investments in unconsolidated/uncombined ventures. In circumstances where the Company and the Predecessor have a non-controlling interest but are deemed to be able to exert influence over the affairs of the enterprise the Company and the Predecessor utilize the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses.

Management periodically reviews its investments for impairment based on projected cash flows from the venture over the holding period. When any impairment is identified, the investments are written down to recoverable amounts.

Debt Securities Available for Sale

The Company determines the appropriate classification of its investment in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale securities. The Company and the Predecessor have designated their investments in CDO I, II, III and V (described in Note 6) as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. Debt securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. The Company's investments in CDO I, II, III and V are relatively illiquid, and their value must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and current spreads. Changes in the valuations do not affect either the Company's or the Predecessor's reported income or cash flows, but impact stockholders' equity and owners' equity, respectively.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Debt Securities Held for Trading

The Company has designated certain securities as assets held for trading at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities that are bought and held principally for the purpose of selling them in the near future are classified as trading securities and are reported at fair market value with unrealized gains and losses reognized in earnings.

Real Estate Debt Investments

Investments in unsecuritized loans, either direct or participating interests, are recorded at their cost net of unamortized loan origination costs and fees, discounts and premiums. Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method. The origination cost and fees are deferred and amortized using the effective interest method over the life of the related unsecuritized loan investment. The amortization is reflected as a reduction of interest income.

Cash and Cash Equivalents

The Company and the Predecessor consider all highly liquid investments that have remaining maturity dates of three months or less when purchased to be cash equivalents. Cash, including amounts restricted, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $100,000 per institution at December 31, 2005 and 2004. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash consists of escrows for taxes, insurance, leasing costs, capital expenditures, tenant security deposits, payments required under certain leases agreements, esrow deposits collected in connection with whole loan originations and deposits with the trustee related to CDO IV primarily from proceeds of loan repayments which will be used to reinvest in collateral for CDO IV. The Company mitigates its risk by placing restricted cash with major financial institutions.

Deferred Costs and Intangible Assets, Net

Deferred lease costs consist of fees incurred to initiate and renew operating leases. Lease costs are being amortized using the straight-line method over the terms of the respective leases.

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining financing. These costs are amortized over the term of the financing. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period the financing transaction was terminated.

The Company has recorded purchased intangible assets related to the acquisition of minority interests in NFMM and NSA, which are being amortized over the life of the revenue stream giving rise to the valuation of these interests.

Short Sales

The Company may sell securities that it does not own ("short sales"). Short sales are typically entered into by the Company as a hedge to offset a future liability or changes in the market value of an asset resulting from changes in interest rates. To complete a short sale, the Company will arrange through a broker to borrow the securities to be delivered to the buyer. The proceeds received by the Company from the short sale are retained by the broker until the Company replaces the borrowed securities. In borrowing the securities to be delivered to the buyer, the Company becomes obligated to replace the securities borrowed at their market price at the time of the replacement, whatever that price may be. A gain, limited to the price at which the Company sold the security short, or a loss, unlimited as to dollar amount, will be realized upon the termination of a short sale if the market price is less than or greater than the proceeds originally received. The Company's liability under the short sales is recorded at fair value, which is the market price of the security to be acquired to effect repayment. Unrealized gains or losses on such short sale obligations are included in unrealized loss on investments in the consolidated statement of operations. The Company is exposed to credit loss in the event of nonperformance by the broker that holds a deposit as collateral for securities borrowed. However, the Company does not anticipate nonperformance by the broker. The Company has recorded approximately $0 and $24.1 million as of December 31, 2005 and 2004, respectively in short sales as securities sold not yet purchased on the consolidated balance sheets.

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

Underwriting Commissions and Costs

Underwriting commissions and direct costs incurred in connection with the Company's IPO in 2004 and the Company’s secondary public offering in 2005 are reflected as a reduction of additional paid-in-capital.

Revenue Recognition

Rental income from leases is recognized on a straight-line basis over the noncancelable term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable in the accompanying consolidated balance sheets.

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

In connection with its investment in CDO I, II, III and V the Company recognizes interest income on these investments pursuant to Emerging Issues Task Force (‘‘EITF") 99-20, ‘‘Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," . Interest income is recognized on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, the Company calculates a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

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

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

The Company earns incentive income related to the performance of the NSF Venture through NFMM, who, as the managing member of the NSF Venture, is entitled to a promoted interest (i.e., the distribution of a disproportionate allocation of cash flow) after other members have obtained a specified return threshold and return of capital. The Company follows Method 1 of EITF Topic D-96 for recording such incentive income. Under Method 1 of EITF Topic D-96, no incentive income is recorded until all contingencies have been eliminated. Incentive income distributions received by NFMM, which are subject to refund to the NSF Venture if certain return thresholds are not met, are recorded as unearned income (a liability) on the consolidated balance sheets. In 2004, the Predecessor and Company, through NFMM, received incentive income distributions from the NSF Venture in the amount of approximately $180,000 and $47,000 in the periods January 1, 2004 through October 28, 2004 and October 29, 2004 through December 31, 2004, respectively. In 2005 the Company received incentive income in the amount of $925,000. These distributions are included in Other liabilities in the accompanying consolidated balance sheets.

Credit Losses, Impairment and Allowance for Doubtful Accounts

The Company assesses whether unrealized losses on the change in fair value on their debt securities reflect a decline in value which is other than temporary. If it is determined the decline in value is other than temporary the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Allowances for real estate debt investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date.

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Upon determination that an impairment exists, the related asset is written down through earnings to its estimated fair value.

Allowance for doubtful accounts for tenant receivables are established based on periodic review of aged receivables resulting from estimated losses due to the inability of its tenants to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectibility of such amounts.

Rent Expense

Rent expense, which is included in real estate properties operating expenses in the consolidated statement of operations, is recorded on a straight-line basis over the term of the respective leases. The excess of rent expense incurred on a straight-line basis over rent expense, as it becomes payable according to the terms of the lease, is recorded as rent payable and is included in other liabilities in the consolidated balance sheets at December 31, 2005 and 2004, respectively.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Risks and Uncertainties

In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company's securities, loans, leases, and derivatives that result from a borrower's, lessee's or derivative counterparty's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and real estate, or in derivatives, such as the CDO Deposit and Warehouse Agreement (described in Note 5) and the Company's investment in the CDO Issuers, due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held by the Company. Management believes that the carrying values of its investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

Income Taxes

The Company has elected to be treated as a REIT under Internal Revenue Code Sections 856 through 859 and intends to remain so qualified. As a REIT, the Company generally is not subject to Federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a "TRS"). In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is generally subject to regular corporate income tax. However, the Company has established its TRS in a jurisdiction for which no taxes are assessed on corporate earnings.

The Predecessor's combined entities were limited liability companies and as such, the income of such entities was reportable in the income tax returns of the members. Accordingly, no income tax provision is recorded in the accompanying combined financial statements of the Predecessor.

Derivatives and Hedging Activities

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, ‘‘Accounting for Derivative Instruments and Hedging Activities," which requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments of each period will affect the consolidated financial statements of the Company differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

The Company generally enters into cash flow hedges and must designate them at the time of entering into the derivative. The derivatives entered into by the Company are intended to qualify as hedges under accounting principles generally accepted in the United States, unless specifically stated otherwise. Toward this end, the terms of hedges are matched closely to the terms of hedged items. The Company assesses the effectiveness of the cash flow hedges both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction.

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

Recently Issued Pronouncements

In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment, or SFAS No. 123 (R), which supersedes APB opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123 (R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) is effective for fiscal years beginning after June 15, 2005. The impact of adopting SFAS No. 123 (R) is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The adoption of EITF 04-05 is not expected to have a material effect on the Company’s consolidated financial statements.

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

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

This also includes units of limited partnership interest in the Operating Partnership. The dilutive effects of units of limited partnership interest and their equivalents are computed using the "treasury stock" method. For the period of October 29, 2004 through December 31, 2004, the Company did not present diluted EPS as a result of a net loss available to common shareholders for the period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Operating Real Estate

At December 31, 2005 and 2004, the Operating real estate, net consists of the following (in thousands):

	December 31,	December 31,
	2005	2004
Land	$25,449	$7,597
Buildings and Improvements	152,293	30,368
Leasehold interests	8,391	12,518
Tenant Improvements	16,547	687
Capital leases	3,028	3,028
	205,708	54,198
Less accumulated depreciation	7,000	10,654
Operating real estate, net	$198,708	$43,544

(a) Acquisitions

Chatsworth, California

On January 14, 2005, the Company closed the acquisition of a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA (the "Chatsworth properties"), for $63.5 million. The properties are net leased to Washington Mutual Bank under leases that expire in September 2015. The Company financed the acquisition with a $44 million first mortgage, and a $13 million mezzanine loan. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. One of the properties is subject to a ground lease. The ground lease has an initial remaining term of 35 years and two five-year extension options. The ground lease also provides for periodic increases in base rent based on the change in the Consumer Price Index.

Salt Lake City Property

On August 2, 2005, the Company closed a $22.0 million acquisition of a 117,553 square foot office building in Salt Lake City, Utah, (the "Salt Lake City property") which is 100% leased to the General Services Administration ("Salt Lake City") under a lease that expires in April 2012. The property is financed with a $17 million non-recourse first mortgage.

EDS Portfolio

On September 30, 2005, the Company closed the acquistion of a portfolio of four office buildings with 387,842 square feet of rentable space located in Rancho Cordova, California, Auburn Hills, Michigan and Camp Hill, Pennsylvania for $61.4 million. The four office properties are net leased to Electronic Data Systems Corp., (the "EDS Portfolio"), under leases expiring in 2015. The Company financed the acquisition with a $49.1 million non-recourse first mortgage.

Executive Centre Portfolio

In December 2005, the Company acquired a portfolio of three class A office buildings, located in Springdale, Ohio, with 486,963 square feet of rentable space for $68.5 million. Two of the properties are 100% and 96% leased to General Electric Company under leases expiring in 2009 and 2010. The remaining building is leased 100% to Cincom Systems, Inc. under a lease that expires in 2011. The Company financed the acquisition with a $51.5 million non-recourse first mortgage.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

The Company has made a preliminary allocation of the purchase price to property components based on a preliminary appraisal and expects to make a final allocation of the purchase price in accordance with SFAS 141 during the first quarter of 2006.

(b) Dispositions

729 Seventh Avenue

The Company sold its interest in a 19,618 square foot retail condominium unit at 729 Seventh Avenue ("729") in New York City for $29.0 million. The transaction closed on June 30, 2005. The gain on sale was approximately $8.6 million, net of minority interest. For the year ended December 31, 2005 and the period of October 29, 2004 to December 31, 2004 the operations were classified as discontinued operations in the consolidated statements of operations.

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

1552 Broadway

The Company sold its interest in a four-story, 12,091 square foot building is located at 1552 Broadway (“1552”) in New York City for a purchase price of $48 million, or $3,970 per square foot. The transaction closed on November 30, 2005. The gain on sale was approximately $20.3 million, net of minority interest. . For the year ended December 31, 2005 and the period of October 29, 2004 to December 31, 2004 the operations were classified as discontinued operations in the consolidated statements of operations.

The proceeds of the sale were used to pay off the balance of existing mortgage and the remaining proceeds were reinvested into a similar property acquisition to effectuate a Section 1031-tax free exchange under the Internal Revenue Code.

27 West 34th and 1372 Broadway

The Company formally initiated an effort to market two of its leasehold interests located at 27 West 34th Street (“27 West”) and 1372 Broadway ("1372") and on December 30, 2005 entered into a definitive sale contract. The Company has met the held for sale criteria in accordance with SFAS No. 144 and accordingly, the leaseholds were classified as held for sale in the consolidated balance sheet at December 31, 2005 and its operations were classified as discontinued operations in the consolidated statements of operations for the year ended December 31, 2005 and the period of October 29, 2004 to December 31, 2004.

(c) Discontinued Operations- 2005

The following table summarizes income from discontinued operations, net of minority interest and related gain on sale of discontinued operations, net of minority interest, for the year ended December 31, 2005 (in thousands):

For the year ended December 31, 2005
Revenue:
Rental and escalation income	$5,618
Interest and other	518
Total revenue	$6,136
Operating Expenses:
Real estate property operating expenses	1,589
Management fee -affiliates	229
General and administrative	591
Interest expense	2,269
Depreciation and amortization	777
Total expenses	5,455
Income from discontinued operations	681
Gain on disposition of discontinued operations	35,930
Income from discontinued operations before minority interest	36,611
Minority interest	(7,212)
Income from discontinued operations, net of minority interest	$29,399

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

(d) Discontinued Operations-2004

The assets and liabilities of the properties subsequently sold or in contract for sale were $42.4 million and $41.6 million, respectively, at December 31, 2004.

The following table summarizes income from discontinued operations, net of minority interest for the period of October 29, 2004 to December 31, 2004 (in thousands):

For the period of October 29, 2004 - December 31, 2004
Revenue:
Rental and escalation income	$1,649
Interest and other	3
Total revenue	$1,652
Operating Expenses:
Real estate property operating expenses	358
Management fee -affiliates	430
General and administrative	69
Interest expense	570
Depreciation and amortization	222
Total expenses	1,649
Income from discontinued operations	3
Gain on disposition of discontinued operations	—
Income from discontinued operations before minority interest	3
Minority interest	(1)
Income from discontinued operations, net of minority interest	$2

These properties were held within an equity method investment by the Predecessor, accordingly there are no corresponding discontinued operations in the consolidated statements of operations for the period January 1, 2004 through October 28, 2004 or for the year ended December 31, 2003.

4. Pro Forma Financial Information-(Unaudited)

As discussed in Note 3, the Company acquired and disposed of interests in certain operating real estate properties during the year ended December 31, 2005. The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the years ended December 31, 2005 and for the period of October 29, 2004 to December 31, 2004, adjusted to give effect of these transactions as of October 29, 2004 (date of IPO).

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the tranactions occurred October 29, 2004 (date of IPO), nor does it purport to represent the results of future operations.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

(In thousands, except per share amounts)	For the year ended December 31, 2005	For the period October 29, 2004 - December 31, 2004
Pro forma revenues	$79,278	$8,797
Pro forma net income (loss)	35,574(1)	(2,450)
Pro forma net income (loss) per common share - basic	1.72	(.12)
Pro forma net income (loss) per common share - diluted	1.72	—

(1) The gain on sale of 729 and 1552 in the amount of $28.9 million is reflected in the period of the sale and was not reflected in the pro-forma net income for the period of October 29, 2004 to December 31, 2004.

5. CDO Deposit and Warehouse Agreements

The Company enters into warehouse agreements with major commercial banks whereby the banks agree to purchase CMBS and other real estate debt securities under the Company’s direction, with the expectation of selling such securities to a CDO issuance. The Company is required to pledge cash or other collateral as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. The warehouse agreements also provide for the Company's notional participation in the income that the assets generate after deducting a notional debt cost. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. Although the Company currently anticipates completing the most recent CDO in the near term, there is no assurance that such CDO will be consummated or on what terms it will be consummated.

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

In January 2005, the pledge of the Company’s approximately 83% equity interest in CDO I was replaced with an additional cash deposit of $15.0 million, for a total cash deposit of $17.5 million, which represented the purchase price for the $23 million face amount of unrated Class E Subordinate Income Notes of CDO III which the Company acquired at the closing on March 10, 2005. The Company also purchased the BB-rated Class D Notes, with a face amount of $16.0 million, for $14.1 million. The Company partially financed the acquisition of the Class D Notes with a $9.1 million advance from its DBAG Facility, defined herein.

On September 27, 2005, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the Company’s direction, with the expectation of selling such securities to the Company’s fifth investment grade CDO issuance or CDO VII. As of December 31, 2005, the Company has deposited $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank had accumulated $156.4 million of real estate securities under the terms of the warehouse agreement as of December 31, 2005. An unrealized loss on the warehouse house agreement for CDO VII of $0.5 million was recognized for the year ended December 31, 2005.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

6. Debt Securities Available for Sale

The following is a summary of the Company’s available for sale securities at December 31, 2005 (in thousands):

Security	Contractual Maturity	Face Value	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
SBM7 2000-C3 H	12/18/33	$6,200	$6,058	($158)	$5,900
PNCMA 2000-C2 L	10/12/33	5,500	4,567	(74)	4,493
DLJCM 2000-CKP1 B4	11/10/33	8,000	7,505	(113)	7,392
BSCMS 2000-WF1 J	02/15/32	1,110	861	4	865
NSTAR CDO III 2005-1 D	04/05/40	15,999	14,145	(382)	13,763
FUNBC 2001-C4 N	12/12/33	1,406	1,149	(12)	1,137
JPMCC 2003-C1 L	01/12/37	4,273	3,693	(97)	3,596
MLMI 1998-C1 E	11/15/26	3,691	3,848	49	3,897
BACM 2003-1 J	09/11/36	7,132	6,723	206	6,929
BACM 2003-1 L	09/11/36	2,000	1,743	(8)	1,735
GMACC 2000-C1 H	03/15/33	4,500	4,325	(57)	4,268
COMM 2005-LP5 G	05/01/43	5,000	4,954	(138)	4,816
COMM 2001-J1A F	02/14/34	1,000	1,041	(14)	1,027
NSTAR CDO V - Class F	09/05/45	12,750	12,750	(291)	12,459
NSTAR CDO V - Class E	09/05/45	5,000	5,000	(81)	4,919
NSTAR CDO I - Preferred Equity	08/01/38	10,518	8,540	1,252	9,792
NSTAR CDO II - Income Note	06/01/39	15,067	15,011	(1,100)	13,911
NSTAR CDO II - BB	06/01/39	5,000	4,217	189	4,406
NSTAR CDO III - Income Note	06/01/40	23,000	18,212	1,873	20,085
NSTAR CDO V - Income Note	09/05/45	26,154	24,921	(439)	24,482
Total		$163,300	$149,263	$609	$149,872

During the year ended December 31, 2005, proceeds from the sales of available for sale securities to an affiliate was $21.5 million. The realized gain on the sale was $361,000 of which $436,000 was the unrealized gain which was included in other comprehensive income.

For the year ended December 31, 2004 the Company and the Predecessor’s investments in debt securities available for sale are as follows;

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

7. Debt Securities Held forTrading

Subsequent to the IPO in October 2004, the Company made temporary investments in $1.31 billion of primarily AAA-rated, short-term, floating rate securities, which are backed by commercial or residential mortgage loans. These investments were financed through repurchase agreements with Citigroup Global Markets, Inc. and Greenwich Capital Markets, Inc. whereby the Company borrowed approximately $1.25 billion and funded the remaining balance of approximately $55 million in cash. The repurchase obligations generally mature and reinvest every thirty days with an interest rate of LIBOR plus 0.13% to 0.65% with a weighted average aggregate interest rate of 2.367% at December 31, 2004. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. (See Note 24 under Recent Accounting Developments). In December 2004, the Company sold $432.1 million of these temporary investments and repaid the associated repurchase obligations, recognizing a gain on the sale of approximately $0.3 million.

As of December 31, 2004, the Company's debt securities held for trading had a market value of $826.6 million and the remaining obligations under the related repurchase agreements amounted to $790.2 million. Two issuers of these debt securities represent 11% and 19%, respectively, of the total market value of the debt securities held for trading at December 31, 2004. For the period October 29, 2004 through December 31, 2004, the Company recorded an unrealized loss related to the change in fair value of these securities of $0.1 million, interest income of $3.1 million and interest expense in the amount of $3.0 million, related to the repurchase obligations. The Company's temporary investment strategy was designed to generate sufficient qualifying income during the two-month period before the Company's December 31, 2004 fiscal year-end so that the Company would be able to meet all of the REIT compliance requirements in advance of deploying capital pursuant to the Company's long-term business plan.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

The Company fully liquidated the portfolio of these short term investments and repaid the associated repurchase agreements in 2005. The net realized gain on the portfolio from the sale of these short term investments was $80,000 for the year ended December 31, 2005.

8. Real Estate Debt Investments

At December 31, 2005 and 2004, the Company's investments in real estate debt investments are as follows (dollars in thousands):

December 31, 2005	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments
Whole loans, floating rate	$178,775	26.3%	3.06%	—	10
Whole loans, fixed rate	13,082	1.9%	—	5.27%	3
Subordinate mortgage interests, floating rate	237,276	34.8%	4.97%	—	17
Mezzanine loans, floating rate	223,621	32.8%	4.86%	—	11
Mezzanine loan, fixed rate	151	0.0%	—	15.00%	1
Preferred equity, fixed rate	28,201	4.2%	—	9.36%	2
Total / Average	$681,106	100.0%	4.40%	8.09%	44

(1) Approximately $320 million of these investments serve as collateral for the CDO bonds of CDO IV (as defined in Note 11) and the balance are financed under the Wachovia Facility (as defined in Note 11) or other Repurchase Agreements.

December 31, 2004	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments
Subordinate mortgage interests, floating rate	$48,515	68.5%	4.69%	N/A	2
Mezzanine loans, floating rate	22,054	31.5%	4.75%	N/A	1
Total / Average	$70,569(2)	100.0%	4.71%	N/A	3

(1)	These investments served as collateral for the DBAG facility (defined in Note 11).

(2)	The carrying amounts differ from the contractual amounts due to the deferred loan originations fees and acquisition cost in the amount of ($347,000) and $75,000 respectively.

As of December 31, 2005 and 2004, all loans were performing in accordance with the terms of the loan agreements.

Contractual maturities of real estate debt investments at December 31, 2005 are as follows (in thousands):

Years ending December 31:
2006	$169,087
2007	310,635
2008	128,956
2009	32,969
2010	28,530
Thereafter	12,299
Total	$682,476

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties. The contractual amounts differ from the carrying amounts due to unamortized origination fees and costs and unamortized premiums and discounts being reported as part of the carrying amount of the investments.

9. Investments in and Advances to Unconsolidated/Uncombined Ventures

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

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

ALGM

Prior to the IPO the Predecessor owned a 97.5% non-controlling interest in ALGM until October 28, 2004. ALGM owned leasehold interests in eight net leased retail properties and fee simple interests in two retail/office properties. Prior to the contribution of the Initial Investments, the Predecessor accounted for its investment in ALGM under the equity method of accounting.

Concurrently with the contribution of the Initial Investments to the Operating Partnership and the IPO, the Company purchased the remaining 2.5% managing equity interest for $1.6 million from an affiliate with a portion of the proceeds of the IPO. As of October 29, 2004, ALGM is a wholly-owned subsidiary, and accordingly, has been consolidated in the Company's financial statements.

NSF Venture

The NSF Venture was formed to acquire and originate subordinate debt instruments on real estate assets. This was accounted for under the equity method by the Company and the Predecessor.

At December 31, 2005 and 2004, the Company has an investment of approximately $2.2 million and $5.4 million, respectively, which is included in investments in and advances to unconsolidated ventures in the accompanying consolidated balance sheets.

Northstar Realty Finance Trusts

The Company owns all of the common stock of Northstar Realty Finance Trust, Northstar Realty Finance Trust II and Northstar Realty Finance Trust III (collectively, “the Trusts”). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46 (R), the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting, which is reflected in Investments in and advances to unconsolidated ventures in the consolidated balance sheet. At December 31, 2005, the Company had an investment in the Trusts of approximately $3.3 million.

Reconciliation between the operating data for all unconsolidated/uncombined ventures and equity in earnings is as follows : (in thousands)

	The Company		The Predecessor
	For the year ended	For the period ended	For the period ended	For the year ended
	December 31, 2005	October 29, 2004 -December 31, 2004	January 1, 2004 - October 28, 2004	2003
Net income	$7,328	$2,136	$11,515	$7,854
Other partners' share of income	(7,054)	(2,063)	(10,032)	(5,832)
Elimination entries	(48)	10	44	35
Step up costs	—	—	(7)	(9)
Earnings from unconsolidated/ uncombined ventures	$226	$83	$1,520	$2,048

Reconciliation between the Company's investment in unconsolidated entities as of December 31, 2005 and December 31, 2004 is as follows: (in thousands)

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

	December 31, 2005	December 31, 2004
Company's equity in unconsolidated entities	$5,546	$5,274
Elimination entry	(88)	89
Purchase price basis difference	—	—
Investment in and advances to unconsolidated ventures	$5,458	$5,363

10. Deferred Costs and Intangible Assets, Net

Deferred costs and intangible assets as of December 31, 2005 and 2004 consisted of the following: (in thousands)

	December 31, 2005	December 31, 2004
Deferred lease costs	$26,407	$1,803
Deferred loan costs	13,523	3,360
Intangible assets	1,396	1,396
Pending deal costs	402	—
Accumulated amortization	(2,983)	(2,326)
Deferred costs and intangible assets, net	$38,745	$4,233

Deferred lease cost includes the allocation of a portion of the purchase price, in accordance with SFAS 141, to lease origination costs associated with the in-place leases. Appoximately $25.1 million was allocated to lease origination costs associated with the in-place leases for the year ended December 31, 2005, relating to the new acquisitions. See Note 3.

Intangible assets were recorded in connection with the acquisition of employee ownership interests in the subordinate real estate debt business and the minority interest in the real estate securities businesses as part of the Contribution Transactions. The Company purchased a 25% interest in NFMM from two former employees of NCIC. The excess of the fair value of the employee interest over the historical book value was $558,000, which was recorded as a step-up in basis and recorded as an intangible asset. The intangible asset is being amortized on a straight line basis over the remaining life of the underlying assets giving rise to the revenue stream used in the valuation with an estimated lfe of 3.2 years. The Company also purchased a 23% minority interest in NSA. The excess of the fair value of the minority interest over the historical book value of $839,000, was recorded as a step-up in basis and allocated to an intangible asset. The intangible asset is being amortized on a straight line basis over the remaining life of the underlying assets giving rise to the revenue stream used in the valuation with an estimated life of 7.7 years. The Company recognized $283,000 and $48,000 as amortization expense, relating to both acquisitions, which is reflected in the consolidated statement of operations for the year ended December 31, 2005 and for the period of October 29, 2004 through December 31, 2004, respectively.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

11. Borrowings

The following is a table of the Company's outstanding borrowings as of December 31, 2005 and December 31, 2004:

	Stated Maturity	Interest Rate	Balance 12/31/05 (in thousands)	Balance 12/31/04 (in thousands)
Mortgage notes payable (non-recourse)
ALGM	1/01/2006	The greater of LIBOR or 2% + 3.60%	$ —	$ 40,557
Chatsworth	5/1/2015	5.65%	43,777	—
Salt Lake City	9/1/2012	5.16%	16,919	—
EDS	10/8/2015	5.37%	49,120	—
Executive Centre	1/1/2016	5.85%	51,480	—
Mezzanine loan payable (Chatsworth) (non-recourse)	5/1/2014	6.64%	13,000	—
Repurchase obligations	See below	See below	7,054	800,418
DBAG facility	12/21/2007	LIBOR + 0.75% to 2.25%	—	27,821
Wachovia credit facility	7/12/2008	LIBOR + 0.20% to 3.00%	243,002	—
Bank of America credit facility	9/27/2006	LIBOR + 3.25%	—	—
CDO bonds payable - CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	—
Liability to subsidiary trusts issuing preferred securities
Trust I	3/30/2035	8.15%	41,240	—
Trust II	6/30/2035	7.74%	25,780	—
Trust III	6/30/2035	7.81%	41,238	—
			$ 832,610	$ 868,796

Scheduled principal payment requirements on the Company's borrowings are as follows as of December 31, 2005 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Liability to Subsidiary Trusts Issuing Preferred Securities	Repurchase Obligations	CDO Bonds Payable
2006	$8,778	$1,724	$—	$—	$7,054	$—
2007	2,580	2,580	—	—	—	—
2008	245,724	2,722	243,002	—	—	—
2009	2,910	2,910	—	—	—	—
2010	3,091	3,091	—	—	—	—
Thereafter	569,527	161,269	—	108,258	—	300,000
Total	$832,610	$174,296	$243,002	$108,258	$7,054	$300,000

At December 31, 2005, the Company was in compliance with all covenants under its Borrowings.

Mortgage Notes Payable

ALGM Mortgage

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

ALGM and the Lender have allocated the Loan to the ALGM Properties as agreed to and the allocated amounts will be the basis for the calculation of the mandatory prepayment amount (as defined) which would be required upon sale of any one or more of the ALGM Properties. The mortgage was fully paid off in 2005 in connection with the sales of 1552 and 729.

Chatsworth Mortgage

In connection with the acquisition of the Chatsworth Properties, the Company entered into a loan agreement (the "Chatsworth Mortgage") with German American Capital Corporation for a non-recourse mortgage in the principal amount of $44.0 million (the "Loan"). The Loan is secured by first mortgage liens and security interests on the Chatsworth Properties, including two fee owned properties and the leasehold interest in the other property, including assignments of leases and rents.

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

Salt Lake City Mortgage

In connection with the acquisition of the Salt Lake City property, the Company entered into a loan agreement (the "Salt Lake City Mortgage") with CIBC, Inc. for a non-recourse mortgage in the principal amount of $17.0 million. The Salt Lake City Mortgage matures on September 1, 2012 and bears interest at a fixed rate of 5.16%. The loan requires monthly payments of $100,971 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $14.3 million at maturity, as well as monthly escrow deposits for real estate taxes.

EDS Mortgage

In connection with the acquisition of the EDS portfolio, the Company entered into a loan agreement with Countrywide Commercial Real Estate Finance, Inc. for a non-recourse mortgage in the principal amount of $49.1 million. The mortgage matures on October 8, 2015 and bears interest at a fixed rate of 5.37%. The loan requires monthly payments of $274,997 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $41.9 million at maturity, as well as monthly escrow deposits for real estate taxes.

Executive Centre Mortgage

In connection with the acquisition of the Executive Centre portfolio the Company entered into a mortgage with a principal amount of $51.5 million that matures on January 1, 2016 and bears interest at a fixed rate of 5.85%. This non-recourse loan requires monthly payments of $303,732 representing interest in arrears and principal sufficient to amortize the loan to a balance of approximately $48.1 million at maturity, as well as monthly escrow deposits for real estate taxes.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Mezzanine Loan Payable

In connection with the acquisition of the Chatsworth Properties, the Company entered into a non-recourse mezzanine loan agreement (the "Chatsworth Mezzanine Loan") which was assigned to, then funded by, the warehouse provider for CDO III (the "Chatsworth Mezzanine Lender") for a mezzanine loan in the principal amount of $13.0 million. The Chatsworth Mezzanine Loan bears interest at a fixed rate of 6.64%, and requires monthly payments of interest only of $71,955 for the period from February 1, 2005 through February 1, 2006. Principal and interest payments of $170,914 are due thereafter, which will fully amortize the Chatsworth Mezzanine Loan by maturity, May 1, 2014. The Chatsworth Mezzanine Loan is secured by a pledge of the Company’s equity interest in an affiliate under the borrower of the Chatsworth Mortgage. The Chatsworth Mezzanine Loan currently constitutes a portion of the portfolio of securities owned by CDO III.

CDO Bonds Payable

In June 2005, the Company closed its fourth CDO issuance ("CDO IV") and the Company acquired all of the below investment grade securities and income notes. The CDO IV issuer issued $300 million face amount of the CDO bonds and sold them in a private placement to third parties. The proceeds of the CDO issuance were used to repay the entire outstanding principal balance of the DBAG Facility (as defined below) of $233.6 million at closing. The CDO bonds are collateralized by real estate debt investments, consisting of junior participations, mezzanine loans, whole loans, CMBS and CDO bonds.

Repurchase Obligations

On July 21, 2004, NS CDO Holdings II, LLC entered into a financing arrangement with Citigroup Global Markets Inc. ("Citigroup") and originally borrowed $17.4 million under a repurchase agreement that is being accounted for as a secured borrowing since the Company maintains effective control of the financed assets. This financing is secured by the "BB" rated junior classes of debt securities and unrated income notes of CDO II. The financing matures on July 21, 2005 and bears interest at LIBOR plus 125 basis points. On November 3, 2004, the Company repaid $7.3 million of its short-term loan payable to Citigroup, which was secured by the unrated income notes. The principal amount outstanding at December 31, 2005 and 2004 is $3.3 million and $10.2 million, respectively and the aggregate interest rate was 5.63% and 3.67% (LIBOR + 1.25%), respectively.

The Company's temporary investments, which are primarily AAA-rated, short-term, floating rate securities, backed by commercial or residential mortgage loans, were financed with repurchase agreements with Citigroup and Greenwich Capital Markets, Inc. The Company initially borrowed approximately $1.25 billion under repurchase agreements, of which $790.2 million was outstanding at December 31, 2004, approximately $754.3 million with Citigroup and $35.9 million with Greenwich. The Company fully liquidated its short term security portfolio in 2005 and fully repaid the associated repurchase agreements.

In 2005 the Company used repurchase agreements with Citigroup to finance certain available for sale securities. At December 31, 2005 there was approximately $3.7 million outstanding with Citigroup. These repurchase obligation matures and reinvest every thirty days with an aggragate interest rate of 4.98% (LIBOR plus 0.60%) at December 31, 2005. This repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

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

The debt outstanding under the Wachovia Facility is subject to a number of terms, conditions and restrictions including, without limitation, scheduled interest payments and the maintenance of certain margin percentages on amounts outstanding under the facility. If the market value of an asset securing outstanding debt declines, the Company may be required to satisfy a margin call by paying cash or providing additional collateral. Failure to meet any margin call could result in an event of default which would enable Wachovia to exercise various rights and remedies including acceleration of the maturity date of the debt outstanding under the facility and the sale of the collateral. For the year ended December 31, 2005, the weighted average interest rate on the Wachovia Facility was 5.95%.

Bank of America Facility

On September 28, 2005, the Company entered into a master loan, guarantee and security agreement with Bank of America, N.A., the Operating Partnership and NS Advisors LLC (the "BOA Master Loan Agreement"). The BOA Master Loan Agreement provides for an unsecured, $50 million revolving credit facility. The term of the unsecured facility is one year, with up to two one-year extensions at the discretion of Bank of America. If the unsecured facilty is not extended by Bank of America, the Company has the option in lieu of immediate repayment to amortize the outstanding principal balance of the unsecured facility in equal quarterly installments over twelve months, upon payment of a quarterly 12.5 basis point fee on the outstanding balance under the unsecured facility at September 27, 2006 and each quarter thereafter. The interest rate on the unsecured facility is LIBOR, plus 325 basis points. For the year ended December 31, 2005, the weighted average interest rate on this facility was 7.22%. In connection with the facility the Company paid a origination fee of 0.50% and, in addition, must pay an unused facility fee equal to 0.50% of the unused portion of the facility.

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

Under the terms of the DBAG Facility, the Company is able to finance the acquisition of mortgage loans secured by first liens on commercial or multifamily properties, junior participation interests in mortgage loans secured by first or second liens on commercial or multifamily properties, mezzanine loans secured by a pledge of the entire ownership interest in a commercial or multifamily property, B- or higher rated commercial mortgage backed securities and BB or higher rated real estate CDOs, debt securities issued by a REIT and syndicated bank loans.

Effective April 1, 2005, the covenants under the DBAG Facility require the Company to remain at a certain minimum tangible net worth, a certain minimum debt service coverage ratio, a certain range of ratios of recourse indebtedness to net worth and certain minimum amounts of cash or marketable securities based on our ratio of recourse indebtedness to net worth.

Prior to June 14, 2005, the Company had financed the acquisition of securities for CDO IV through borrowings under the DBAG Facility. The Company used a portion of the proceeds from the sale of the transferred assets to repay the amount outstanding under the DBAG Facility.

Liability to Subsidiary Trusts Issuing Preferred Securities

On April 12, 2005, May 25, 2005 and November 22, 2005 NorthStar Realty Finance Trust I, NorthStar Realty Finance Trust II and NorthStar Realty Finance Trust III (collectively “The Trusts") sold, in three private placements, trust preferred securities for an aggregate amount of $40 million, $25 million and $40 million, respectively. The Company owns all of the common stock of the Trusts. The Trusts used the proceeds to purchase the Company's junior subordinated notes which mature on March 30, 2035, June 30, 2035 and January 30, 2036, respectively. These notes represent all of the Trusts' assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.15%, 7.74% and 7.81% per annum, respectively, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum for Trusts I and II and three-month LIBOR rate plus 2.83% per annum on Trust III.

The Company may redeem the notes, in whole or in part, for cash, at par, after March 30, 2010, June 30, 2010 and January 30, 2011, respectively. To the extent the Company redeems notes, the Trusts are required to redeem a corresponding amount of trust preferred securities. On September 16, 2005, we amended the trust agreements and indentures to modify some of the payment dates for a portion of the junior subordinated notes.

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

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

12. Obligations Under Capital Leases and Operating Lease Agreements

The Company is the lessee of two locations under capital leases. The following is a schedule of minimum future rentals under capital leases as of December 31, 2005 (in thousands):

Years ending December 31:
2006	$262
2007	262
2008	342
2009	382
2010	382
Thereafter	14,887
Total minimum lease payments	16,517
Less amounts representing interest	13,142
Present value of future minimum lease payments	$3,375

Interest on the above capital leases was imputed at the incremental borrowing rate of 10% at the acquisition date of each lease. Interest expense incurred on the above capital leases totaled $334,000 and $58,000 for year ended December 31, 2005 and the period October 29, 2004 to December 31, 2004, respectively.

Under one of the capital leases, the Company also pays rent equal to 15% of the minimum rental income received from the sub-tenant. In addition the Company pays rent for its corporate offices in connection with its Sublease with NCIC. The Sublease expires in 2006.

The following is a schedule of minimum future rentals due as of December 31, 2005 (in thousands):

Years ending December 31:
2006	$90
2007	98
2008	105
2009	105
2010	105
Thereafter	758
Total minimum lease payments	$1,261

Under one of its operating real estate properties the Company pays ground rent. In addition the Company pays rent for its corporate offices in connection with its Sublease with NCIC. The Sublease expires in October 2006.

The following is a schedule of minimum future rental payments as of December 31, 2005 (in thousands):

Years ending December 31:
2006	$967
2007	497
2008	497
2009	497
2010	497
Thereafter	14,133
$17,088

13.    Rental Income Under Operating Leases

Rental income from real estate is derived from the leasing and sub-leasing of space to commercial tenants. The leases are for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments.

The following is a schedule of future minimum rental income under non-cancelable leases at December 31, 2005 (in thousands):

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Years ending December 31:
2006	$19,507
2007	19,769
2008	20,505
2009	20,626
2010	18,063
Thereafter	67,422
$165,892

Included in rental income is percentage rent of $559,000 and $110,000 for the year ended December 31, 2005 and the period October 29, 2004 to December 31, 2004, respectively.

14. Related Party Transactions

Shared Facilities and Services Agreement

Upon consummation of the IPO, the Company entered into a one-year agreement with NCIC pursuant to which NCIC agreed to provide the Company, directly or through its subsidiaries, with facilities and services as follows: 1) fully-furnished office space for the Company’s employees at NCIC's corporate headquarters; 2) use of common facilities and office equipment, supplies and storage space at NCIC's corporate headquarters; 3) accounting support and treasury functions; 4) tax planning and REIT compliance advisory services; and 5) other administrative services, for an annual fee of $1.57 million, payable in monthly installments, plus additional charges for out-of-pocket expenses and taxes. This fee was subject to reduction by the amount that the Company paid certain employees of NCIC who became co-employees upon consummation of the IPO.

On October 29, 2005, the Company terminated the agreement and entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, the Company rents from NorthStar Capital office space currently used by its accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses. Total rent expense incurred by the Company under the Sublease to $0.1 million for the period November 1, 2005 to December 31, 2005.

Total fees and expenses incurred by the Company under the shared facilities and services agreement amounted to $1.1 million and $0.2 million for the year ended December 31, 2005 and for the period from October 29, 2004 to December 31, 2004. No amounts were payable to NCIC at December 31, 2005 and 2004.

 Advisory Fees

In August 2003, July 2004, March 2005 and September 2005, the Company and Predecessor entered into agreements with CDO I, CDO II, CDO III and CDO V, respectively, to perform certain advisory services.

The Company and Predecessor earned total fees of approximately $4,296,000, $471,000, $1,595,000 and $504,000 for the year ended December 31, 2005, for the period October 29 to December 31, 2004, for the period January 1 to October 28, 2004 and for the year ended December 31, 2003, respectively, of which $224,000 and $82,000 is unpaid and included in the Company's balance sheets as of December 31, 2005 and December 31, 2004, respectively, as receivables from related parties.

The Predecessor also earned structuring fees of $500,000 in connection with the closing of both CDO I and II in August 2003 and July 2004, respectively, which was used to reduce its investments in debt securities available for sale.

The Company also earned a structuring fee of $500,000 in connection with the closing of CDO III in March 2005, which was used to reduce its investment in CDO III which is included in debt securities available for sale in the consolidated balance sheet.

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

NSF Venture

In 2001, NCIC entered into an advisory agreement with the NSF Venture, whereby it receives as compensation for its management of the origination and underwriting of the investments of the NSF Venture, an advisory fee equal to 1% per annum of the capital invested by the NSF Venture. In November 2003, NCIC assigned the right to receive such fees to NFMM. For years prior to such assignment, the advisory fees have been reflected as part of the Predecessor with a corresponding decrease in contributed capital. The Company and Predecessor earned and recognized fees of approximately $517,000, $192,000, $876,000, and $522,000 for the year ending December 31, 2005 and the periods October 29, 2004 to December 31, 2004, January 1 to October 28, 2004, and for the year ended December 31, 2003, respectively. For the period prior to the IPO, the Predecessor recorded such fees as deemed distributions.

Management fees-related parties

On December 28, 2004, ALGM terminated its existing asset management agreement with Emmes Asset Management Co. LLC ("Emmes"), an affiliate of NCIC. Pursuant to the termination provisions of the agreement, ALGM paid Emmes a contractual termination payment of approximately $385,000, which is equal to two quarters of payments of the annual existing fee. In addition, ALGM and Emmes entered into a new asset management agreement, which is cancelable on 30 days notice. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350,000 or be less than $300,000 per year, except that in the event the assets under management are decreased the fee shall not have a minimum subject to certain provisions. Total fees incurred under this agreement amounted to $291,000 and $516,000, including the termination payment of $385,000, for the year ended December 31, 2005 and the period from October 29, 2004 to December 31, 2004, repectively. A portion of the management fee was allocated to the properties sold or held for sale and was classified in income from discontinued operations in the consolidated statement of operations. See Note 3.

EDS portfolio

In connection with the acquisition of the EDS portfolio, Koll Development Company, an affiliate of NCIC, received a brokerage commission of $921,000. The acquisition and the associated brokerage fees payable to Koll Development Company were approved in advance by all of the disinterested members of the board of directors.

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

One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. The disinterested members of the Company's board of directors approved this transaction.

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

In 2004, cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The CDO deposit and warehouse agreement, debt securities available for sale and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value. Due to the floating rate, mortgage notes payable and loan receivables are carried at amounts that reasonably approximate their fair value.

In 2005, cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The CDO deposit and warehouse agreement, debt securities available for sale are carried on the balance sheet at their estimated fair value. The credit facilities and the variable rate mortgage receivables are carried at amounts which reasonably approximate their fair value, due to their floating rates.

For fixed rate loan receivables fair value is estimated using quoted market prices or by discounting future cash flows using current rates at which similar loans would be made to similar borrowers with similar credit risk. Since The Company’s fixed rate loan receivables had an estimated fair value of $41.4 million which approximated the carrying value.

For fixed rate mortgage loans payable the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. The fair value of the mortgage notes payable was $172.0 million with a carrying amount of $174.2 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

16. Equity Based Compensation

Employee Buy-Outs

NSA Advisors Profit Sharing Buy-Out

In connection with the Contribution Transactions, the Company agreed to buy-out the vested and unvested profit sharing arrangement of an employee of NSA for 206,850 OP Units and $88,000 in cash. The OP Units are subject to a vesting schedule identical to the one the employee had with the profit sharing arrangement (one third vested at July 31, 2003, and one third vests on each of the anniversaries following). The OP Units received were recorded as compensation expense in accordance with SFAS 123. The fair value of the award was $1,862,000 based upon the fair market value of the OP Units at the date of the buy-out. In connection with the buy-out, the Company recognized $1,572,000 in compensation expense for the period of October 29, 2004 through December 31, 2004 in the consolidated statement of operations. The remaining balance of $378,000 was recognized into compensation expense for the year ended December 31, 2005.

NFMM Employee Ownership Interests Buy-Out

In connection with the Contribution Transactions, the Company agreed to acquire a 25% ownership interest in NFMM held by an employee of NCIC and a former employee of NCIC for 173,128 OP Units. The fair value of OP Units issued in excess of the fair value of the ownership interest received was recorded as compensation expense in accordance with SFAS 123. The fair value of the award was $1,558,000 and the estimated fair value of the ownership interest was $558,000, which resulted in $1,000,000 of compensation expense recorded in the consolidated statement of operations for the period of October 29, 2004 through December 31, 2004. The fair value of the ownership interest acquired in excess of historical costs basis of the minority interest was recorded as a purchase adjustment, which was allocated to an intangible asset on the consolidated balance sheet. See Note 10.

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

The awards granted to the NCIC employees who provided services to the Company pursuant to the shared facilities and services agreement and certain co-employees were accelerated and became fully vested upon the termination of the shared facility and service agreement on October 29, 2005. The additional compensation expense related to the accelerated vesting was approximately $0.4 million.

The Company has recognized compensation expense of $3.2 million and $0.4 million related to the amortization of awards granted under this plan for the year ended December 31, 2005 and the period October 29, 2004 through December 31, 2004, respectively.

Long-Term Incentive Bonus Plan

On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the ‘‘Incentive Bonus Plan"), in order to retain and incentivize officers and certain key employees of the Company, co-employees of the Company and NCIC and employees of NCIC who will provide services to the Company pursuant to the shared facilities and services agreement. Up to 2.5% of the Company's total capitalization as of consummation of the IPO is available to be paid under the Incentive Bonus Plan in cash, shares of common stock of the Company or other share-based form at the discretion of the compensation committee of the Company's board of directors, if certain return hurdles are met.

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

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Each of the participants will be entitled to receive half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning October 1, 2005 and such participant is employed through the end of this first performance period. Each of the participants will be entitled to the other half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning on October 1, 2006 and such participant is employed through the end of this second performance period. If the Company does not meet the performance hurdles for either period, the award amounts are generally forfeited, provided that, if the Company does not meet the return hurdle for the one-year period beginning October 1, 2005, but the Company meets the return hurdle for the two-year period beginning October 1, 2005 (determined by averaging the Company's performance over the 2-year period) and a participant is employed through the end of this two-year period, such participant will be entitled to receive his or her total reserved amount.

At December 31, 2005 , management has made its best estimate of the Company's performance during the performance periods, based on the facts and information currently available and assumptions regarding the investment of the remaining proceeds of the Company's IPO and the proceeds from its secondary offering pursuant to its stated business strategy and returns on future investments. On the basis of the foregoing, management has estimated that the Company would meet the return hurdle in each of these performance periods. Compensation expense, with respect to provisional awards under the 2004 Long-Term Incentive Bonus Plan, has been recognized in the consolidated financial statements of the Company for the year ended December 31, 2005 of $2.2 million which included a catch-up adjustment of $1.7 million in accordance with the provisions of SFAS 123.

Employee Outperformance Plan

In connection with the employment agreement of the Company's chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company's chief investment officer an amount based a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company's chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company's buyout option, he will be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination increases with each year of employment until the fifth anniversary, at which point the chief investment officer is 100% vested in the full amount of the payment that would be due related to the annual bonus participation amount on the real estate securities business income earned on, business initiated five years earlier, over the return hurdle. Compensation has been earned by the Company's chief investment officer under this plan for the year ended December 31, 2005 of $0.2 million and there was no compensation earned for the period October 29, 2004 through December 31, 2004.

17. Stockholders' Equity

Common Stock

On June 24, 2005, the Company granted a total of 15,194 shares to the members of its Board of Directors as part of their annual grants.

In December 2005, the Company closed a secondary public offering of 9.2 million common shares at $9.25 per share, which included 1.2 million shares to cover the underwriters’ over-allotment. Net proceeds from the offering were approximately $78.9 million. The proceeds from the offering were used to pay down short term debt and to fund new investments.

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

On October 6, 2005, the Company declared a dividend of $0.23 per share of common stock, payable to stockholders of record as of October 14, 2005. The Company made this payment on October 21, 2005.

18. Minority Interest

Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the ‘‘Common Shares’’ or ‘‘Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership.

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

Minority interest at December 31, 2005 and 2004 represents 15.3% and 18.2%, respectivly, of all vested Unit Holders.

19. Derivatives and Hedging Activities

In 2005 the Company in an effort to limit the exposure to the variable LIBOR interest rate, the Company entered into various swap agreements to fix the LIBOR rate on a portion of the Company's variable rate debt. The fixed LIBOR rate ranged from 4.18 % to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of the Company's derivative financial instruments as of December 31, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Maturity
Interest rate swaps, treated as hedges	$53,242	$726	March 2010 - August 2018

20. Contingency

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

21. Off Balance Sheet Arrangements

The Company has interests in four CDO issuances, whose CDO notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the preferred equity or the income notes of each CDO, which are the equity securities of the CDO issuances, and, with the exception of CDO I, all of the below investment grade CDO Notes of each CDO issuance. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual collateral management fee. The Company's and the Predecessor's interests in CDO I, CDO II, CDO III and CDO V are each accounted for as a single debt security available for sale pursuant to EITF 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as follows:

		CDO Collateral - December 31, 2005				CDO Notes - December 31, 2005
Issuance	Date Closed	Par Value ofCDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Rating	Weighted Average Expected Life (years)	OutstandingCDO Notes (in thousands)(1)	WeightedAverage Interest Rate at 12/31/05(3)	Stated Maturity	CarryingValue 12/31/05(in thousands)(4(i)	CarryingValue 12/31/04 (in thousands)(4)
CDO I(2)	8/21/03	$ 352,041	6.62%	BBB/BBB-	6.01	$ 332,831	6.13%	8/1/2038	$ 9,792	$ 10,411
CDO II	7/1/04	392,841	6.25%	BBB/BBB-	6.65	356,170	5.58%	6/1/2039	18,317	27,281
CDO III	3/10/05	401,790	6.06%	BBB-	6.69	360,973	5.59%	6/1/2040	20,085	--
CDO V	9/22/05	500,969	5.69%	BBB	9.08	461,500	2.89%	9/5/2045	41,860	--
Total		$ 1,647,641				$ 1,511,474			$ 90,054	$ 37,692

(1)	Includes only notes held by third parties.

(2)	The Company has an 83.33% interest in CDO I.

(3)
Includes the effect of the interest rate swap held in each CDO. The weighted average interest rate for CDO V reflects the initial payment from the swap counterparty for CDO V. The effective interest rate on the CDO V Notes will increase in subsequent periods.

(4)	The Company's potential loss in CDO I, CDO II, CDO III and CDO V is limited to the carrying value of its investment in CDO I, CDO II, CDO III and CDO V, respectively, at December 31, 2005 and 2004.

22. Quarterly Financial Information (Unaudited)

The tables below reflect the Company's selected quarterly information for the Company and the Predecessor for the years ended December 31, 2005 and 2004.

Consolidated and Combined Statements of Operations Information
(unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Total revenue	$23,233	$17,232	$13,345	$11,287
Income before minority interests	2,095	5,620	1,261	1,413
Net income	22,178	4,616	9,823	1,055
Net income per share-basic/diluted	$0.96	$0.22	$0.46	$0.05
Weighted-average shares outstanding — basic	23,164,930	21,264,930	21,250,240	21,249,736
diluted	28,708,507	26,790,161	26,766,315	26,760,770

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

	Three Months Ended
		Predecessor
	December 31, 2004 (1)	September 30, 2004	June 30, 2004	March 31, 2004
Total revenue	$6,620	$1,937	$945	$908
Income (loss) before minority interests	(3,002)	350	(183)	955
Net income (loss)	(2,367)	350	(183)	955
Net income per share-basic(2)	($0.12)	—	—	—
Weighted-average shares outstanding — basic (2)	20,868,865	N/A	N/A	N/A

(1) In order to present quarterly information for the quarter ended December 31, 2004, the Company has combined our predecessor’s results for the period from September 1, 2004 to October 28, 2004 with the results of its operations for the period from October 29, 2004 to December 31, 2004.

(2) Net income per share and the weighted average shares outstanding is for the period of October 29, 2004 (Date of IPO) to December 31, 2004.

23. Segment Reporting

The Company and the Predecessor (prior to the IPO) were engaged in three lines of business (i) real estate debt, (ii) real estate securities and (iii) operating real estate investments. These lines of business make up our reportable segments.

In real estate debt business the Company acquires, originates and structures senior and subordinate debt investments secured primarily by income-producing real estate properties. Revenues generated from this segment is interest income with operating expenses consistng of interest expense. The Company evaluates performance and allocates resources based upon earnings contributions to income from continuing operations.

In the real estate securities business the Company invests in commercial real estate debt securities, including commercial mortgage backed securities, or CMBS, REIT unsecured debt, and credit tenant loans. Revenues generated from this segment is interest income and advisory fees with operating expenses consistng of interest expense. The Company evaluates performance and allocates resources based upon earnings contributions to income from continuing operations.

In the operating real estate segment the Company acquires properties that are primarily net leased to corporate tenants located through out the United States, currently the geographical locations are New York, Ohio, California, Utah, Pennsylvania, and Michigan. Revenues generated from this segment is rental income with operating expenses consisting of real estate taxes, insurance, repairs and maintenance, utilities and ground rent. The Company evaluates performance and allocates resources based upon earnings contributions to income from continuing operations.

These operating segments were determined based upon the investment activity of the Company. The reportable segments are managed separately due to the differing nature of the business operations.

General and administrative expenses were not allocated by management to various segments and therefore are presented as unallocated.

The following tables set forth certain segment information for the Company and Predecessor on a combined basis, as of and for the year ended December 31, 2005 and 2004 (in thousands):

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

	Operating Real Estate	Real Estate Debt	Real Estate Securities	Unallocated(1)	Consolidated Total
Total revenues for the years ended
December 31, 2005	$11,451	$33,304	$11,737	$8,605	$65,097
December 31, 2004	526	1,677	4,687	3,521	10,411

Income (loss) from continuing operations for the year ended
December 31, 2005	274	18,254	12,411	(20,550)	10,389
December 31, 2004	1,179	2,217	4,044	(9,319)	(1,879)

Net income(loss) for the year ended
December 31, 2005	29,673	18,254	12,411	(22,666)	37,672
December 31, 2004	1,182	2,217	4,044	(8,688)	(1,245)

Total assets as of
December 31, 2005	$237,312	$775,324	$82,615	$58,188	$1,153,439
December 31, 2004	$57,262	$78,358	57,001	$885,457	$1,078,078

(1)	Unallocated includes interest income and interest expense related to our temporary investments and also includes corporate level and general & administrative expenses

24. Subsequent Events (Unaudited)

Real estate debt

The Company has made investments in unsecuritized loans subsequent to December 31, 2005 as follows, (dollars in thousands):

Subsequent to December 31, 2005	Carrying Value (in thousands)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments
Whole loans, floating rate	$92,335	54.06%	3.33%	—	5
Whole loans, fixed rate	—	—	—	—	—
Mezzanine loans, floating rate	66,580	38.98%	9.34%	—	2
Mezzanine loan, fixed rate	11,880	6.96%	—	8.00%	1
Total / Average	$170,795	100.0%	5.85%	8.00%	8

NSF Venture

On February 1, 2006, the Company sold its interests in the NSF Venture to the institutional pension fund which had an equity interest in the NSF Venture and terminated the associated advisory agreements for total consideration of $2.9 million. The Company will recognize incentive income of approximately $1.2 million which was deferred at December 31, 2005. Subsequent to January 31, 2006, we will no longer earn management or incentive fees from the NSF venture or from loans owned directly by the NSF venture investor.

Timarron Acquisition

On October 20, 2005, the Company entered into a definitive purchase agreement with Allied Capital to acquire Timarron Capital Corporation. Timarron, based in Dallas, Texas, was organized by former senior executives of Principal Financial and other leading financial institutions to develop a nationwide commercial mortgage loan origination platform. The Company closed on the acquisition on January 19, 2006. The purchase price was approximately $2.7 million. Timarron was renamed NRF Capital LP. NRF Capital LP will originate commercial mortgage loans for our commercial real estate debt portfolio.

Operating Real Estate

Acquisitions

On February 6, 2006, through a 50% owned joint venture interest with an institutional investor, the Company acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, CO, with 406,204 square feet of rentable space for $54.25 million. The properties are 100% leased to Quantum Corp. under leases expiring in 2021 (59%), 2013 (11%), 2011 (13%) and 2009 (17%).

NorthStar Realty Finance Corp. and Subsidiaries and Northstar Realty Finance Corp. Predecessor
Notes to Consolidated and Combined Financial Statements (Continued)

Dispositions

On January 31, 2006, the Company sold its leasehold interests in 27 West 34th Street and 1372 Broadway, both located in New York City, for $2.3 million.

Dividends

On January 26, 2006, the Company declared a dividend of $0.27 per share of common stock to stockholders of record as of February 3, 2006. The dividend was paid on February 10, 2006.

Wachovia Credit Facility Amendment

On February 28, 2006, the Company amended the Wachovia Credit to increase the Company’s maximum borrowings under the facility to $400 million from $350 million.

Issuance of Preferred Securities

On March 10, 2006, a subsidiary of the Company, NorthStar Realty Finance Trust IV, completed a private placement of $50 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinated notes due June 30, 2036 issued by the Operating Partnership and guaranteed by the Company.  The proceeds of the issuance of the notes were used to repay short term debt and to fund new investments. The trust preferred securities and the notes both have a 30-year term, ending June 30, 2036, and bear interest at a fixed rate of 7.95% for the first ten years, ending June 2016, whereupon the rate floats at three-month LIBOR plus 2.80%. The securities are redeemable at par beginning on June 30, 2011.

Recent Accounting Developments

In 2004, the Company purchased securities and simultaneously financed the acquisition of the securities through repurchase agreements, collateralized with the same securities purchased, with the selling broker. The Company currently records on the consolidated balance sheet, the acquisition of these securities as trading securities which are carried at fair value and the related repurchase agreements as liabilities at contract value which approximates their fair market value due to the extremely short term nature and the floating rates. Interest income earned on the securities and interest expense incurred on the repurchase obligations are reported on a gross basis on the statement of operations.

Presently, the accounting for these transactions is being discussed among the standard setters which may be resolved through a FASB Staff Position (FSP) or other guidance addressing an alternative view that under SFAS 140 such transactions, as described above, may not qualify as purchases by the Company because the securities purchased may not be deemed legally isolated from the counterparty after they are transferred under the repurchase agreement. Under this view, the Company would present the net investment in these transactions as derivatives on the balance sheet, with the corresponding change in fair value being recorded in the statement of operations. As of December 31, 2004, the Company has entered into transactions aggregating approximately $ 351.0 million in securities, and $333.4 million in repurchase agreements described above. The portfolio was fully liquidated in 2005. This alternate view would not have a material impact on stockholders, equity or net income of the Company for the years ended December 31, 2005 or December 31, 2004.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
AS OF DECEMBER 31, 2005

Description	Balance at Beginning of the period (in thousands)	Charged to Costs and Expenses (in thousands)	Additions/ Charges to Other Accounts	Deductions (2) (in thousands)	Balance at End of Period (in thousands)
For the Period October 29, 2004 through December 31, 2004
Provision for loan losses	$—	$—	$—	$—	$—
Allowance for doubtful accounts — SL(1)	4,050	87	—	—	4,137
Allowance for doubtful accounts(1)	5	(4)	—	—	1
Total	$4,055	$83	$—	$—	$4,138

Year Ended December 31, 2005
Provision for loan losses	—
Allowance for doubtful accounts — SL(1)	4,137	126	—	4,263	—
Allowance for doubtful accounts(1)	1	153	—	150	4
Total	$4,138	$279	$—	$4,413	$4

Explanatory Notes:

(1) See Note 2 to the Company's Consolidated Financial Statements.

(2) The deductions are a result of the sale of two operating real estate properties and the two leaseholds which are classified as discontinued operations. See Note 3.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005 (in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition
Description	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements
987 Eighth Avenue, NY	—	—	2,645	—	—
36 West 34 Street, NY	—	—	4,410	—	7
991 Third Avenue(1)NY	—	—	1,703	—	—
701 Seventh Avenue(1) NY	—	—	3,246	—	—
Chatsworth properties	56,777	5,837	55,030	—	—
Salt Lake City	16,918	672	19,740	—	21
EDS Portfolio	49,120	11,940	37,477	—	—
Executive Center	51,480	7,000	55,980	—	—
	$174,295	$25,449	$180,231	$—	$28

Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
—	2,645	2,645	580		Mar-99	Various
—	4,417	4,417	759		Mar-99	Various
—	1,703	1,703	1,703		Mar-99	Various
—	3,246	3,246	1,579		Mar-99	Various
5,837	55,030	60,867	1,612		Jan-05	Various
672	19,761	20,433	297		Aug-05	Various
11,940	37,477	49,417	393		Sept-05	Various
7,000	55,980	62,980	77		Dec-05	Various
$25,499	$180,259	$205,708	$7,000

(1)	Represents a leasehold interest amortized over the life of the underlying lease.

The changes in real estate for the year ended December 31, 2005, are as follows (in thousands):

	2005	2004
Balance at beginning of period	$54,198	$54,191(1)
Property acquisitions	193,669
Improvements	28	7
Retirements/disposals	(37,965)
Assets held for sale	(4,222)
Balance at end of period	$205,708	$54,198

(1) These assets were acquired in connection with our IPO. See Note 1.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, and furniture and fixtures, for the year ended December 31, 2005 are as follows:

	2005	2004
Balance at beginning of period	$10,654	$10,292
Depreciation for the period	3,786	362
Retirements/disposals	(4,707)
Assets held for sale	(2,733)
Balance at end of period	$7,000	$10,654

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
DECEMBER 31, 2005
Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens	Carrying Amount of Loans	Principal Amount of Loans
Whole Loans:
Industrial	New Jersey	5.10%	7/1/2015	P& I	$ -	$ 3,700	$ 3,775
Industrial	California	5.78%	6/1/2015	P& I	-	3,569	3,576
Office	California	LIBOR + 2.85%	9/11/2008	I/O	-	16,089	16,300
Office	California	LIBOR + 2.85%	9/9/2008	I/O	-	27,653	27,950
Office	California	LIBOR + 5.00%	9/9/2008	I/O	-	2,500	2,500
Office	Houston	LIBOR + 3.15%	12/1/2008	I/O	-	24,000	24,000
Office	New Jersey	LIBOR + 3.00%	1/1/2007	I/O	-	8,000	8,000
Office	Houston	LIBOR + 3.50%	1/1/2009	I/O	-	32,750	32,750
Warehouse	New Jersey	5.07%	7/8/2015	P& I	-	5,813	5,971
Hotel	California	LIBOR + 2.15%	6/8/2007	I/O	-	24,506	24,500
Hotel	California	LIBOR + 3.12%	8/9/2007	I/O	-	17,428	17,420
Retail	Alabama	LIBOR + 3.25%	5/1/2008	I/O	-	12,849	12,849
Office	North Carolina	LIBOR + 3.75%	12/1/2008	I/O	-	5,000	5,000
Office	New Jersey	LIBOR + 3.50%	7/1/2007	I/O	-	8,000	8,000
					$ -	$ 191,857	$ 192,591
Junior Participation:
Multi-family	Various Locations	LIBOR + 5.25%	8/9/2007	I/O	$515,000	$ 35,000	$ 35,000
Office	Chicago	LIBOR + 1.84%	5/15/2006	I/O	550,000	24,456	25,000
Retail / Hotel	Various Locations	LIBOR + 1.70%	6/6/2007	I/O	80,000	7,013	7,000
Land	Florida	LIBOR + 9.65%	6/1/2008	I/O	112,300	15,026	15,000
Hotel	California	LIBOR + 9.75%	10/1/2007	I/O	17,500	4,956	5,000
Office	New York	LIBOR + 3.75%	8/9/2006	I/O	44,000	23,911	24,000
Multi-family	Florida	LIBOR + 5.50%	7/31/2006	I/O	25,000	21,214	21,200
Hotel	New York	LIBOR + 5.55%	12/9/2006	I/O	140,000	30,020	30,000
Hotel	Boston	LIBOR + 5.15%	4/1/2007	I/O	19,000	13,014	13,000
Storage	Various Locations	LIBOR + 4.68%	11/1/2007	I/O	15,000	7,834	7,820
Hotel	Various Locations	LIBOR + 6.90%	9/1/2006	I/O	8,000	4,482	4,474
Retail	New York	LIBOR + 2.40%	9/9/2006	I/O	49,000	10,012	10,000
Office	New York	LIBOR + 2.50%	1/8/2007	I/O	18,750	4,260	4,250
Office	Georgia	LIBOR + 7.00%	7/9/2007	I/O	18,000	10,013	10,000
Retail	Chicago	LIBOR + 7.58%	12/9/2006	I/O	24,000	11,053	11,000

F-48

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE IV — LOANS AND OTHER LENDING INVESTMENTS
DECEMBER 31, 2005
(Continued)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms (1)	Prior Liens	Carrying Amount of Loans	Principal Amount of Loans
Office	Indiana	LIBOR + 3.25%	7/9/2007	I/O	40,200	15,012	15,000
					$1,675,750	$237,276	$237,744
Mezzanine:
Office	Chicago	LIBOR + 6.25%	11/1/2007	P & I	$200,000	$31,093	$31,075
Hotel	Various Locations	LIBOR + 3.25%	7/13/2008	I/O	4,050,000	25,018	25,000
Hotel	Various Locations	LIBOR + 4.50%	9/11/2007	I/O	2,305,000	31,451	31,416
Retail	Alabama	15.00%	5/1/2008	I/O	12,849	151	151
Various	Texas	LIBOR + 6.00%	11/9/2007	P & I	190,000	14,819	14,921
Hotel	Various Locations	LIBOR + 4.15%	10/12/2007	I/O	864,000	34,003	34,000
Hotel	Various Locations	LIBOR + 4.75%	7/9/2006	I/O	108,000	22,016	22,000
Hotel	Various Locations	LIBOR + 3.50%	2/9/2007	I/O	100,000	14,287	14,278
Office	New York	LIBOR + 4.51%	10/5/2006	I/O	80,000	19,962	20,000
Office	California	LIBOR + 5.35%	1/9/2007	I/O	112,000	17,956	18,000
Office	New York	LIBOR + 5.00%	1/8/2007	I/O	23,000	5,010	5,000
Office	Indiana	LIBOR + 6.36%	7/9/2007	I/O	55,200	8,006	8,000
					$8,100,049	$223,772	$223,841
Preferred:
Office	Georgia	11.00%	11/1/2010	I/O	$ -	$5,123	$5,000
Office	Virginia	9.00%	1/1/2010	I/O	-	23,078	23,300
					$ -	$28,201	$28,300

Subtotal					9,775,799	$ 681,106	$682,476
Provision for losses					-	-	-
Total					$9,775,799	$ 681,106	$682,476

	2005	2004
Balance at beginning of period	$70,569	$—
Additions during the year:
New loans and additional advances on existing loans	696,589	70,841
Acquisition cost and (fees)	(39)	(284)
Premiums/ (Discounts)	(2,118)	—
Amortization of fees and discounts	1,241	12
Deductions:
Collection of principal	84,953	—
Amortization of acquisition cost and premiums	183	—
Balance at end of period	$681,106	$70,569

(1)	Interest only or I/O; Principal and Interest or P&I.

ALGM I Owners LLC and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Members of
ALGM I OWNERS LLC and Subsidiaries

We have audited the accompanying consolidated balance sheet of ALGM I OWNERS LLC and Subsidiaries (“the Company”) as of December 31, 2004, and the related consolidated statements of income, members’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement Schedules II and III. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALGM I OWNERS LLC and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2005,
except for Note 10, as to which the date is
March 6, 2006

ALGM I Owners LLC and Subsidiaries
Consolidated Balance Sheet

December 31,
2004
Assets
Real estate, at cost—net of accumulated depreciation	$43,543,933
Cash and cash equivalents	2,342,819
Tenant receivables, net of allowance for doubtful accounts of $1,013	482,378
Prepaid expenses	469,407
Deferred leasing costs, net	1,182,084
Restricted deposits	2,239,133
Tenant security deposits	473,621
Deferred financing costs, net	846,660
Other assets	115,180
Unbilled rents receivable	5,566,850
Total assets	$57,262,065
Liabilities and members' equity
Liabilities:
Mortgage payable	$40,557,280
Obligations under capital leases	3,303,424
Accrued interest payable—mortgage payable	206,490
Accounts payable and accrued expenses including $28,378 to affiliates	1,006,703
Rent payable	29,158
Tenant security deposits	441,784
Total liabilities	45,544,839
Commitments and contingencies
Members' equity	11,717,226
Total liabilities and members' equity	$57,262,065

See accompanying notes to consolidated financial statements.

ALGM I Owners LLC and Subsidiaries
Consolidated Statements of Income

	Year ended December 31,
	2004	2003
Revenues:
Minimum and percentage rent	$2,580,591	$3,021,073
Tenant reimbursements	130,464	204,709
Interest income and other	18,016	9,261
Total revenues	2,729,071	3,235,043
Expenses:
Rent—master leases	125,997	276,651
Real estate taxes	295,516	413,505
Operating expenses	177,737	165,250
Marketing, general and administrative including $16,702 (2004), and $30,587 (2003) to affiliates	27,346	111,344
Interest expense	326,706	320,664
Asset management fee—affiliate	188,985	140,271
Depreciation and amortization	775,443	1,030,247
Total expenses	1,917,730	2,457,932
Income before discontinued operations	811,341	777,111
Income from discontinued operations	404,099	900,104
Net Income	$1,215,440	$1,677,215

See accompanying notes to consolidated financial statements.

ALGM I Owners LLC and Subsidiaries
Consolidated Statements of Members' Equity
Years ended December 31, 2004 and 2003

	Total Members' Equity	Managing Member	Other Members
Capital balances, December 31, 2002	$10,682,467	$267,063	$10,415,404
Distributions	(2,531,410)	(63,285)	(2,468,125)
Net income	1,677,215	41,930	1,635,285
Capital balances, December 31, 2003	9,828,272	245,708	9,582,564
Distributions	(856,411)	(606,411)	(250,000)
Net Income	1,215,440	166,067	1,049,373
Purchase of interest and push down of basis	1,529,925	11,911,862	(10,381,937)
Capital balances, December 31, 2004	$11,717,226	$11,717,226	$—

See accompanying notes to consolidated financial statements.

ALGM I Owners LLC and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,215,440	$1,677,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,011,114	2,260,073
Amortization of financing costs	822,038	812,553
Increase in obligation under capital lease	64,606	58,482
(Increase) decrease in operating assets:
Tenant receivables	(19,337)	(170,509)
Unbilled receivables	(562,638)	(654,463)
Prepaid expenses and other assets	(35,504)	(345,739)
Payments for leasing costs	(7,416)	(333,664)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	17,446	156,919
Rent payable	(19,441)	(19,438)
Accrued interest payable	4,530	201,960
Tenant security deposits—net	3,818	(28,405)
Net cash provided by operating activities	3,494,656	3,614,984

Cash flows from investing activities:
Purchases of building and leasehold improvements	(321,230)	(34,790)
Withdrawals from (deposits to) restricted deposits—net	(337,901)	(132,834)
Net cash used in investing activities	(659,131)	(167,624)

Cash flows from financing activities:
Payment of financing costs	(9,845)	(151,570)
Principal repayments of mortgage	(1,323,854)	(1,118,866)
Distributions to members	(856,411)	(2,531,410)
Net cash used in financing activities	(2,190,110)	(3,801,846)
Net increase (decrease) in cash and cash equivalents	645,415	(354,486)
Cash and cash equivalents—beginning of period	1,697,404	2,051,890
Cash and cash equivalents—end of period	$2,342,819	$1,697,404

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,350,432	$2,565,700

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

The original members of the Company were NorthStar Partnership, L.P. (‘‘NorthStar’’) and ALGM Equity LLC (‘‘Equity’’), as managing member. On October 29, 2004 an affiliate of NorthStar, NorthStar Realty Finance Corp. (‘‘NRFC’’), acquired Equity’s interest for $1.6 million. Contemporaneously, NorthStar transferred its member interest to NRFC and, as a result of these transactions, NRFC became the sole member of the Company. The $1,333,615 cost in excess of Equity’s basis plus $196,310 of historical capitalized costs maintained on the books of NorthStar in excess of their member’s equity account have been pushed down to the Company and have been allocated to land, buildings and leaseholds based on their relative fair values.

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

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the noncancelable term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rents receivable in the accompanying consolidated balance sheet.

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

Property Under Capital Lease

The Company is the lessee of two retail locations under capital leases expiring in 2029 and 2072, respectively. The assets and liabilities under capital leases are recorded at the present value of the future minimum lease payments. The assets are being depreciated by the straight-line method over the shorter of their related lease terms or their estimated useful lives of 40 years. Depreciation of assets under capital leases is included in depreciation and amortization and totaled $85,420 in 2004 and 2003.

Leasing Costs

Leasing costs are being amortized by the straight-line method over the terms of the respective leases. Amortization of leasing costs was $152,575 and $192,132, of which a portion has been reclassified from depreciation and amortization to discontinued operations, for the years ended December 31, 2004 and 2003, respectively. Leasing costs are shown net of accumulated amortization of $620,146 on the consolidated balance sheet at December 31, 2004.

Financing Costs

Financing costs related to the Greenwich Capital Loan, as defined in Note 4, are being amortized over the life of the loan using the effective interest rate method. Amortization of financing costs was $822,038 and $812,554 for the years ended December 31, 2004 and 2003, respectively. See Note 10. Financing costs are shown on the consolidated balance sheet net of accumulated amortization of $1,646,649 at December 31, 2004.

Derivatives

The Company is party to certain interest rate cap agreements. These contracts are entered into as part of the Company's management of interest rate exposure and effectively limit the amount of interest rate risk on a portion of the Company's outstanding indebtedness. The interest rate cap agreements are included in deferred financing costs on the accompanying balance sheet at their estimated fair value. Changes in fair value are reflected as a component of interest expense each period.

Rent Expense

Rent expense is recorded on a straight-line basis over the noncancelable term of the respective leases. Rent payable represents the excess of rent expense incurred on a straight-line basis over rent expense as it becomes payable according to the terms of the lease.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Deposit Insurance

Cash, including restricted and tenant security deposits, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $100,000 per financial institution by approximately $4,856,000, at December 31, 2004.

Fair Value of Financial Instruments

Due to the variable rate nature of the mortgages payable, management believes that the carrying values of the mortgages approximate the fair values as of December 31, 2004. Due to the short-term nature of all other financial instruments, management believes that carrying values of those financial instruments approximate fair values.

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

The accounting policies most effected by judgments, estimates and assumptions are as follows.

Management is required to make subjective estimates as to whether there are impairments in the value of the Company's real estate assets. Such assessments are based upon multiple factors including, local market conditions, current cost of capital and tenant quality, which are inherently uncertain.

Management is also required to make subjective assessments about the collectibility of the deferred rent receivable that in many cases will not be billed to tenants for many years from the balance sheet date. Management's determination is based upon an assessment of credit worthiness of the private company tenants for which financial information is not readily available and as such is not subject to precise quantification.

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

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Depreciation expense totaled $1,858,539 and $2,067,941 for the years ended December 31, 2004 and 2003, respectively before consideration of the subsequent sales. See Note 10.

4.    Mortgage Payable

Greenwich Capital Loan Payable

On December 4, 2002, the Company and its subsidiaries, as Borrowers, and NorthStar Partnership, L.P. ("NSLP") (an affiliate of the Company), as guarantor, entered into a loan agreement (the ‘‘Greenwich Capital Loan") with Greenwich Capital Financial Products, Inc. (‘‘Greenwich Capital Lender") for a mortgage in the principal amount of $43,000,000. The loan is secured by a first mortgage lien and security interests on the Company's properties including the fee owned properties, six leasehold interests and all other property collateral therein, including assignments of leases and rents. Pursuant to the contribution agreement between NorthStar and the Operating Partnership, the Operating Partnership provided full indemnification of any liability to NorthStar under this guaranty.

The Greenwich Capital Loan was scheduled to mature on January 1, 2005 and bears interest at the greater of 2%, or thirty-day LIBOR, adjusted monthly, plus 3.60%, which aggregate rate was 5.91% and 5.60% at December 31, 2004 and 2003, respectively. The Greenwich Capital Loan requires monthly payments of interest in arrears and principal sufficient to amortize the loan over a period of 200 months using an assumed interest rate of 8.50% per annum, as well as monthly escrow deposits for real estate taxes, insurance, capital expenses and tenant rollover reserves, as defined. The Greenwich Capital Loan has three one-year extension periods that may be exercised by the Company, provided that the Company meets certain conditions, as defined, and, with respect to the second and third extension periods only, pays a fee equal to 0.75% of the then current loan amount payable. The Company exercised the first extension option for one year to January 1, 2006. The Loan is subject to an exit fee of 1%, as defined, which is due and payable upon any repayment or prepayment of principal. However, payment of exit fees with respect to the required amortization payments will be deferred and payable at the maturity date, as extended. Should the maturity date be extended beyond January 1, 2006, the exit fee will be waived. Based upon management's intent, the exit fee has been accrued and included in deferred financing costs and is being amortized over the life of the loan using the effective interest method. The Company was not permitted to make any prepayments on the loan prior to June 30, 2004 (the ‘‘Lockout Date"). Thereafter, prepayment of the loan is permitted subject to a prepayment premium, as defined. Notwithstanding the preceding, there will be no prepayment premium if the loan is repaid after July 1, 2005.

In accordance with the terms of the loan agreement, the Company purchased an interest rate cap on a notional amount of $43,000,000, which limited LIBOR to a maximum of 5%. The cost of this interest rate cap was $85,000 and expired on January 1, 2005. In connection with the extension of the loan agreement to January 1, 2006, the Company purchased a replacement interest rate cap on a notional amount of $43,000,000, which limited LIBOR to a maximum of 5%. The interest rate cap is included in deferred financing costs at its estimated fair market value of $0 at December 31, 2004. In the event the loan is extended, the Company has agreed to purchase an interest rate cap on a notional amount equal to the then outstanding loan amount which limits LIBOR to a maximum of 5% during the extension periods referred to above.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The loan agreement includes various financial covenants and restrictions, the most restrictive of which is a debt service coverage ratio (as defined). The loan agreement requires the Company to establish and maintain certain escrowed reserve accounts for, among other things, payment of real estate taxes, capital expenditures and tenant rollover costs. Upon the occurrence of certain events at two of the Company's properties (a ‘‘Trigger Event") affecting either the Company's leases or the sub-leases entered into by the Company's tenant, the Company is required to deposit agreed upon amounts into a leasing reserve account. Such funds will be made available to the Company to pay for costs incurred to release the space. In the event the Company's tenant pays such leasing costs, the funds will be released to the Company. Required deposits to this reserve, under certain circumstances, may be accumulated over a six-month period. In 2003, a Trigger Event occurred when one of the NRMI sub-tenants vacated. On November 1, 2003 the Company made the first of six required monthly payments of $100,000 into this reserve based upon the occurrence of this Trigger Event. At December 31, 2004 the total of all escrow accounts amounted to $2,239,133 and is included in restricted deposits.

The Company and its subsidiaries have agreed to comply with environmental laws and have indemnified the Greenwich Capital Lender against all liabilities and expenses related thereto. The principal balance of the Greenwich Capital Loan was $40,557,280 at December 31, 2004. Interest expense incurred on the Greenwich Capital Loan was $2,354,962 and $2,409,900 for the years ended December 31, 2004 and 2003, respectively.

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

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Interest on the above capital leases was imputed at the Company's incremental borrowing rate of 10% at the acquisition date of each lease. Interest expense incurred on the above capital leases totaled $326,706 and $320,666 for the years ended December 31, 2004 and 2003, respectively.

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

The Company has engaged Emmes Realty Services, LLC ("ERS"), an affiliate of NorthStar and the Company, as leasing broker for the properties. Under the terms of the brokerage agreement, the Company pays a commission to ERS for leases executed by the Company where ERS has acted as broker. No leasing commissions were paid or payable to ERS for the year ended December 31, 2004.

Total fees, and expenses incurred by the Company under the asset management agreement amounted to $1,252,512 and $833,501 for the years ended December 31, 2004 and 2003, respectively. Amounts payable, included in the December 31, 2004 balance sheet, to EAMC and ERS total $28,378.

7.    Commitments—Rent Under Operating Master Leases

At December 31, 2004, future minimum rental payments to be made by the Company under operating leases for the leasehold interests are as follows:

Years ending December 31:
2005	$442,000
2006	245,000
2007	85,000
2008	85,000
2009	85,000
$942,000

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company's leasehold interests are generally pursuant to net leases whereby the Company is responsible for its allocable share of real estate taxes, for all operating expenses and for the general maintenance of the premises subject to the lease. Rents under such leases aggregated $422,299 and $572,954 for the years ended December 31, 2004 and 2003, respectively. The Properties under the operating leases are in turn subleased to unrelated parties.

8.    Rental Income Under Operating Leases

Rental income from real estate is derived from the leasing and sub-leasing of space to commercial tenants. The leases are for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments.

The Company's credit risk is primarily associated with its tenant leases. Revenues from NRMI, net of reserves, comprised approximately 78% of future minimum rental income at December 31, 2004. Unbilled rents receivable from NRMI, net of reserves, comprised approximately 75% of all unbilled rents receivable at December 31, 2004.

The following is a schedule of future minimum rental income under noncancelable leases at December 31, 2004 before consideration of subsequent property sales. See Note 10:

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

The Company earned percentage rent of $868,000 and $839,000 for the years ended December 31, 2004 and 2003, respectively.

9.    Contingency

On August 21, 2003, an action was filed against the Company in New York State Supreme Court, New York County (the "Complaint"). The Complaint was brought by 729 7th Realty Corp. (the "Tenant"), a subsidiary of NRMI that is the net lessee of the Condominium, to enforce certain rights it claims to have under its net lease with the Company (the "Net Lease").

In its Complaint, Tenant asserts two causes of action against the Company. In the first cause of action, Tenant seeks specific performance of its alleged right to require the Company to provide a subordination, non-disturbance and attornment agreement (an "SNDA") to a subtenant (the "Subtenant") so that in the event the Net Lease is terminated, the proposed sublease (the "Sublease") would remain in effect. The second cause of action seeks a judgment in the amount of approximately $600,000 for damages the Tenant allegedly suffered by reason of the Company's refusal to provide the Subtenant with SNDA protection.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

10.  Subsequent Events - Discontinued Operations

729 Seventh Avenue

On June 30, 2005, the Company sold 729 Seventh Avenue (‘‘729’’) and, in compliance with FASB 144, ‘‘Accounting for Impairment or Disposal of Long-Lived Assets’’ (‘‘FAS 144’’), the Company has reclassified previously reported revenues and expenses from this property as income (loss) from discontinued operations for the years ended December 31, 2004 and 2003.

1552 Broadway

On November 30, 2005, the Company sold 1552 Broadway (“1552”) and, in compliance with FASB 144, the Company has reclassified previously reported revenues and expenses from this property as income (loss) from discontinued operations for the years ended December 31, 2004 and 2003.

27 West 34th and 1372 Broadway

The Company formally initiated an effort to market two of its leasehold interests located at 27 West 34th Street (“27 West”) and 1372 Broadway ("1372") and on December 30, 2005 entered into a definitive sale contract. The Company has met the held for sale criteria in accordance with SFAS No. 144 and accordingly, its previously reported revenues and expenses for these properties have been reclassified as discontinued operations in the consolidated statements of income for the years ended December 31, 2004 and 2003.

ALGM I Owners LLC and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The assets and liabilities of the properties subsequently sold or contracted for sale were $42.4 million and $41.6 million, respectively, at December 31, 2004. The reclassification of revenues and expenses to discontinued operations did not have an impact on net income in 2004 and 2003.

The table summarizes income from discontinued operations from 729, 1552, 27 West and 1372 for the two years ended December 31, 2004:

	2004	2003
Revenues:
Minimum & percentage rent	$7,602,289	$7,656,024
Tenant reimbursements	422,177	419,408
Interest income and other	12,235	8,270
Total revenues	8,036,701	8,083,702
Expenses:
Operating expense	1,480,248	1,419,161
Marketing, general and administrative	403,097	218,185
Allowance for uncollectible billed and unbilled rents	380,208	456,689
Interest expense	3,177,001	3,222,456
Asset management fee - affiliate	956,377	637,281
Depreciation and amortization	1,235,671	1,229,826
Total expenses	7,632,602	7,183,598
Net income from discontinued operations	$404,099	$900,104

ALGM I Owners LLC and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
As of December 31, 2004

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/Charges to Other Accounts	Deductions	Balance at End of Period
For the Year Ended December 31, 2003
Provision for loan losses	$—	$—	$—	$—	$—
Allowance for doubtful accounts — SL(1)	3,288,631	453,225	—	—	3,741,856
Allowance for doubtful accounts(1)	89,086	20,233	—	(89,948)	19,371
	$3,377,717	$473,458	$—	$(89,948)	$3,761,227

For the Year Ended December 31, 2004
Provision for loan losses	$—	$—	$—	$—	$—
Allowance for doubtful accounts — SL(1)	3,741,856	394,863	—	—	4,136,719
Allowance for doubtful accounts(1)	19,371	(18,358)	—	—	1,013
	$3,761,227	$376,505	$—	$—	$4,137,732
Explanatory Notes:

(1)	See Note 2 to the Company's Consolidated Financial Statements.

ALGM I OWNERS LLC AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (1)	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
1552 Broadway		$4,177,140	$16,708,561	$140,967	552,082	$4,318,107	$17,260,643	$21,578,750	$2,501,603		Mar-99	Various
729 Seventh Avenue		3,170,923	12,683,693	108,069	423,326	3,278,992	13,107,019	16,386,011	1,899,028		Mar-99	Various
987 Eighth Avenue		—	2,218,794	—	426,227	—	2,645,021	2,645,021	727,420		Mar-99	Various
36 West 34 Street		—	4,145,318	—	271,979	—	4,417,297	4,417,297	391,098		Mar-99	Various
1372 Broadway (2)		—	461,905	—	545	—	462,450	462,450	367,484		Mar-99	Various
991 Third Avenue (2)		—	1,642,327	—	59,792	—	1,702,119	1,702,119	1,442,564		Mar-99	Various
27 West 34 Street (2)		—	3,592,591	—	167,578	—	3,760,169	3,760,169	1,982,206		Mar-99	Various
701 Seventh Avenue (2)		—	3,179,364	—	66,256	—	3,245,620	3,245,620	1,342,101		Mar-99	Various
		$7,348,063	$44,632,553	$249,036	$1,967,785	$7,597,099	$46,600,338	$54,197,437	$10,653,504

(1)	All properties are located in New York, NY.

(2)	Represents a leasehold interest amortized over the life of the underlying lease.

The changes in real estate for the two years ended December 31, 2004 are as follows:

	2004	2003
Balance at beginning of year	$52,646,282	$54,136,887
Improvements	21,230	334,790
Basis step up	1,529,925	—
Retirements/disposals	—	(,825,395)
Balance at end of year	$54,197,437	$52,646,282

The changes in accumulated depreciation, exclusive of amounts relating to equipment and furniture and fixtures, for the two years ended December 31, 2004, are as follows:

	2004	2003
Balance at beginning of year	$8,794,965	$8,552,419
Depreciation for the year	1,858,539	2,067,941
Retirements/disposals	—	(1,825,395)
Balance at end of year	$10,653,504	$8,794,965

NorthStar Funding LLC
Financial Statements

Report of Independent Registered Public Accounting Firm

To the Members of
NorthStar Funding LLC

We have audited the accompanying balance sheet of NorthStar Funding LLC (“the Company”) as of December 31, 2004, and the related statements of income, members’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement Schedule IV. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Funding LLC at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
March 30, 2005

NorthStar Funding LLC
Balance Sheet

December 31, 2004
Assets
Cash and cash equivalents	$147,289
Subordinate real estate debt investments	107,823,661
Accrued interest receivable	745,075
Total assets	$108,716,025

Liabilities
Accrued expenses	$15,715
Deferred loan origination fees, net	854,159
Unearned revenue	—
Due to loan participant	—
Due to affiliates	232,509
Total liabilities	1,102,383

Members' equity	107,613,642
Total liabilities and members' equity	$108,716,025

See accompanying notes to financial statements.

NorthStar Funding LLC
Statements of Income

	Years ended December 31,
	2004	2003
Revenue:
Interest income	$13,580,769	$6,827,156
Other income	186,546	10,939
Total revenue	13,767,315	6,838,095

Expenses:
Advisory fees — affiliate	1,080,863	556,661
Legal fees	67,562	61,768
General and administrative	15,148	22,626
Other expenses	34,480	20,248
Total expenses	1,198,053	661,303
Net income	$12,569,262	$6,176,792

See accompanying notes to financial statements.

NorthStar Funding LLC
Statements of Members' Equity

Years ended December 31, 2004 and 2003

	Managing Member	NSF Venture Investor	NorthStar	Total
Balance at December 31, 2002	$—	$18,195,917	$2,021,701	$20,217,618
Contributed capital	—	90,202,826	3,672,895	93,875,721
Distributions	—	(5,432,944)	(365,103)	(5,798,047)
Net income	—	5,790,244	386,548	6,176,792
Balance at December 31, 2003	—	108,756,043	5,716,041	114,472,084

Contributed capital	—	19,913,624	1,048,085	20,961,709
Distributions	(453,442)	(37,938,916)	(1,997,055)	(40,389,413)
Net income	453,442	11,510,029	605,791	12,569,262
Balance at December 31, 2004	$—	$102,240,780	$5,372,862	$107,613,642

See accompanying notes to financial statements.

NorthStar Funding LLC
Statements of Cash Flows

	Years ended December 31,
	2004	2003
Cash flows from operating activities:
Net income	$12,569,262	$6,176,792
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Accrued interest receivable	(149,497)	(494,169)
Amortization of deferred loan origination costs	(428,895)	(37,958)
Unearned revenue	(77,792)	77,792
Due to affiliate	(47,286)	247,425
Due to loan participant	(26,179)	26,179
Accrued expenses	(90,826)	(144,861)
Net cash provided by operating activities	11,748,787	5,851,200

Cash flows from investing activities:
Additions to subordinate real estate debt investments	(21,000,000)	(230,388,229)
Deferred loan origination costs	543,750	810,682
Principal repayments	28,017,032	78,029
Proceeds from sale of sub-participation interests	—	135,719,507
Net cash provided by (used in) investing activities	7,560,782	(93,780,011)

Cash flows from financing activities:
Capital contributions by members	20,961,709	93,875,721
Distributions to members	(40,389,413)	(5,798,047)
Net cash (used in) provided by financing activities	(19,427,704)	88,077,674

Net (decrease) increase in cash and cash equivalents	(118,135)	148,863
Cash and cash equivalents at beginning of period	265,424	116,561
Cash and cash equivalents at end of period	$147,289	$265,424

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

Total funded capital to the Company from Investor Members as of December 31, 2004 is $135.2 million.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are presented on an accrual basis in conformity with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

The Company classifies highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. At December 31, 2004, cash balances of approximately $147,300 were on deposit with a bank in New York and are federally insured up to $100,000.

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

Fair Values of Financial Instruments

The Company has estimated that the carrying amounts of its financial instruments cash and cash equivalents, receivables, accounts payable balances reasonably approximate their fair values due to the short-term nature of these items. Subordinate real estate debt participations had an estimated fair value of approximately $108,936,661 which exceeds the book value by $1,113,000.

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

Loan Origination Fees and Acquisition Costs

The Company defers costs incurred related to the acquisition or underwriting of loan investments, as well as any origination fees received. The net balance of deferred costs/fees is amortized using the effective interest method over the life of the related loan investment. Such amortization is reflected as a component of interest income. The Company has recorded net loan origination fees and acquisition costs of ($854,159) at December 31, 2004.

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

4.    Subordinate Real Estate Debt Investments

At December 31, 2004, the Company's investments in subordinate real estate debt are as follows, in thousands:

Investment	Closing Date	Face Amount	Proceeds from Sale of Subparticipations	NS Funding LLC Net Participation	Principal payments (2)	December 31, 2004 Investment Balance
Alhambra Plaza	11/06/2002	$14,000	$6,000	$8,000	—	—
Douglas Entrance	12/19/2002	12,250	—	12,250	—	—
Portland Multifamily Portfolio,	02/06/2003	15,300	7,650	7,650	—	—
BellSouth Tower, (1)	4/15/2003	24,300	14,820	9,480	$195	$9,285
IBM Plaza	7/10/2003	64,789	40,000	24,789	—	24,789
Max Capital Portfolio, (1)	8/1/2003	56,000	32,000	24,000	—	24,000
450 West 33rd Street (3)	12/31/2003	70,000	41,250	28,750	—	28,750
Pickwick Plaza	9/14/2004	21,000	—	21,000	—	21,000
Totals		$277,639	$141,720	$135,919	$195	$107,824

(1)	Loan was extended and paid off in February, 2005. See Note 7.

(2)	All loans are interest only, except for BellSouth Tower which requires monthly principal payments of $9,753.

(3)	Loan was paid off in March, 2005. See Note 7.

Investment	Location	Type	Initial Maturity	Extension Options	Interest Rate at 12/31/04	Base Rate
Alhambra Plaza	Florida	Office	10/09/05	Two 1-year	—	30 Day Libor + 9.30%
Douglas Entrance	Florida	Office	11/10/2004	One 1-year	—	12%
Portland Multifamily Portfolio	Oregon	Multifamily	12/11/2004	6 months, two one year	—	30 Day Libor + 8.75%
BellSouth Tower	Florida	Office	8/11/2004	Two 1-year	12.74%	30 Day Libor + 10.34%
IBM Plaza	Chicago	Office	3/09/2006	Two 1-year	12.46%	30 Day Libor + 10.06%
Max Capital Portfolio	New York	Office	1/09/2005	Three 1-year	12.42%	30 Day Libor( 3% floor) + 9.42%
450 West 33rd Street	New York	Office	1/09/2006	Three 1-year	13.08%	30 Day Libor + 10.68%
Pickwick Plaza	Connecticut	Office	4/11/2014	No extensions	9.84%	Fixed rate of 9.84%

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

In 2004 and 2003, the Company incurred advisory fees of $1,080,863 and $556,661, of which $35,043 is included in due to affiliates at December 31, 2004.

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

NorthStar Funding LLC
Schedule IV—Loans and Other Lending Investments
December 31, 2004
(dollars in thousands)

Type of Loan/Borrowers	Description/ Locations	Interest Accrual Rates	Interest Payment Rates	Final Maturity Date	Periodic Payment Terms(1)	Principal Amounts	Carrying Amount of Loans
BellSouth Tower (2)	Office, Florida	30 Day Libor +10.31%	30 Day Libor +10.31%	8/11/2004	P&I	$9,285	$9,285
IBM Plaza	Office, Chicago	30 Day Libor +10.02%	30 Day Libor +10.02%	3/09/2006	I/O	24,789	24,789
Max Capital Portfolio (2)	Office, New York	30 Day Libor +9.42%	30 Day Libor(3% floor) +9.42%	1/09/2005	I/O	24,000	24,000
450 West 33rd Street (3)	Office, New York	30 Day Libor +10.62%	30 Day Libor +10.62%	1/09/2006	I/O	28,750	28,750
Pickwick Plaza	Office, Connecticut	9.84% Fixed	9.84% Fixed	4/11/2014	I/O	21,000	21,000
Subtotal						107,824	107,824
Provision for losses						—	—
Total						$107,824	$107,824

(1)	Interest only or I/O; principal and Interest or P&I.

(2)	Loan was extended and paid off in February, 2005.

(3)	Loan was paid off in March, 2005.

No prior liens exist on the above loans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 16, 2006.

NORTHSTAR REALTY FINANCE CORP.

By:	/s/ David T. Hamamoto
Name: David T. Hamamoto
Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark E. Chertok and Richard J. McCready and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID T. HAMAMOTO	Chief Executive Officer and President	March 16, 2006
David T. Hamamoto	(Principal Executive Officer)

/s/ MARK E. CHERTOK	Chief Financial Officer and Treasurer	March 16, 2006
Mark E. Chertok	(Principal Financial Officer)

/s/ W. EDWARD SCHEETZ	Chairman of the Board of Directors	March 16, 2006
W. Edward Scheetz

/s/ WILLIAM V. ADAMSKI	Director	March 16, 2006
William V. Adamski

/s/ PRESTON BUTCHER	Director	March 16, 2006
Preston Butcher

/s/ JUDITH A. HANNAWAY	Director	March 16, 2006
Judith A. Hannaway

/s/ WESLEY D. MINAMI	Director	March 16, 2006
Wesley D. Minami

/s/ LOUIS J. PAGLIA	Director	March 16, 2006
Louis J. Paglia

/s/ FRANK V. SICA	Director	March 16, 2006
Frank V. Sica