Form 10-Q
period 2006-03-31
NORTHSTAR REALTY
filed 2006-05-10
CIK 1273801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number: 001-32330

______________

NORTHSTAR REALTY FINANCE CORP.

(Exact Name of Registrant as Specified in Its Charter)

______________

Maryland	11-3707493
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

527 Madison Avenue, 16th floor

New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 319-8801

(Registrant’s Telephone Number, Including Area Code)

______________

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐            Accelerated Filer ☒            Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

______________

The Company has one class of common stock, par value $0.01 per share with 30,569,738 shares outstanding as of May 8, 2006.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT
For the Three Months Ended March 31, 2006

Item 1. Financial Statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS:
Cash and cash equivalents	$21,399	$27,898
Restricted cash	37,002	27,501
Operating real estate, net	218,923	198,708
Debt securities available for sale	205,408	149,872
CDO deposit and warehouse agreements	20,272	9,458
Real estate debt investments	827,365	681,106
Investments in and advances to unconsolidated ventures	12,153	5,458
Receivables, net of allowance of $4 in 2006 and 2005	8,369	5,218
Unbilled rents receivable	1,422	1,117
Receivables – related parties	474	528
Deferred costs and intangible assets, net	50,430	38,745
Assets of properties held for sale	—	2,918
Other assets	9,149	8,038
Total assets	$1,412,366	$1,156,565

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
Mortgage notes and loans payable	$191,517	$174,296
Liability to subsidiary trusts issuing preferred securities	158,358	108,258
CDO bonds payable	600,098	300,000
Credit facilities	58,606	243,002
Repurchase obligations	64,176	7,054
Obligations under capital leases	3,394	3,375
Accounts payable and accrued expenses	7,510	9,091
Payables – related parties	99	26
Liabilities of properties held for sale	—	360
Escrow deposits payable	25,336	11,571
Other liabilities	10,751	6,829
Total liabilities	1,119,845	863,862

Minority interest	45,604	44,278
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 30,569,738 and 30,464,930 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	306	305
Additional paid-in capital	224,919	224,892
Retained earnings	23,605	23,966
Accumulated other comprehensive loss	(1,913)	(738)
Total stockholders’ equity	246,917	248,425
Total liabilities and stockholders’ equity	$1,412,366	$1,156,565

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Revenues and other income:
Interest income	$18,991	$6,740
Interest income – related parties	2,927	1,228
Rental and escalation income	6,433	1,920
Advisory and management fee income	11	51
Advisory and management fee income – related parties	1,503	943
Other revenue	1,905	—
Total revenues	31,770	10,882
Expenses:
Interest expense	14,332	5,656
Real estate properties – operating expenses	1,467	363
General and administrative:
Salaries and other compensation	2,263	1,261
Shared services – related party	—	342
Equity based compensation	1,713	800
Insurance	255	213
Auditing and professional fees	1,650	1,437
Other general and administrative	1,181	421
Total general and administrative	7,062	4,474
Depreciation and amortization	2,495	705
Total expenses	25,356	11,198
Income (loss) from operations	6,414	(316)
Equity in earnings of unconsolidated ventures	92	46
Unrealized gain on investments and other	2,315	1,047
Realized gain on investments and other	—	587
Income before minority interest and discontinued operations	8,821	1,364
Minority interest	(1,398)	(281)
Income from continuing operations before discontinued operations	7,423	1,083
Income (loss) from discontinued operations, net of minority interest	31	(28)
Gain on sale from discontinued operations, net of minority interest	133	—
Gain on sale of joint venture interest, net of minority interest	279	—
Net income	$7,866	$1,055

Net income per share from continuing operations (basic/diluted)	$0.25	$0.05
Income (loss) from discontinued operations (basic/diluted)	—	—
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	0.01	—
Net income available to common shareholders	$0.26	$0.05
Weighted average number of shares of common stock:
Basic	30,566,586	21,249,736
Diluted	36,323,517	26,760,770

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net cash provided by operating activities	$22,284	$541,169 (1)

Cash flows from investing activities:
Acquisition of operating real estate, net	(21,934)	(65,148)
Deferred lease cost	(42)	—
Net proceeds from disposition of operating real estate	2,168	—
Acquisition of debt securities available for sale	(59,131)	(64,480)
Acquisitions/originations of real estate debt investment	(224,613)	(76,520)
Real estate debt investments repayments	77,198	—
Intangible asset related to acquisition	(2,838)	—
Increase in CDO warehouse deposits	(10,814)	—
Proceeds from CDO warehouse	—	988
Restricted cash (CDOs)	(5,457)	—
Investment in and advances to unconsolidated ventures	(8,738)	—
Distributions from unconsolidated ventures	—	3,175
Sale of investment in unconsolidated ventures	2,905	—
Net cash used in investing activities	(251,296)	(201,985)
Cash flows from financing activities:
Settlement of short sale obligation	—	(11,298)
Collateral held by broker	—	12,064
Mortgage principal repayments	(259)	(387)
Mortgage notes and loan borrowings	17,480	57,000
Borrowings from subsidiary trusts issuing preferred securities	50,000	—
Deferred financing costs	(8,317)	—
Borrowings under credit facilities	196,942	104,259
Repayments credit facilities	(381,338)	—
Repurchase obligation borrowings	57,234
Repurchase obligation repayments	(112)	(507,516)
Proceeds from issuance of CDO bonds	300,098	—
Settlement of derivative	632	—
Offering costs	(5)	—
Dividends and distributions	(9,842)	—
Net cash provided by (used in) financing activities	222,513	(345,878)
Net decrease in cash & cash equivalents	(6,499)	(6,694)
Cash & cash equivalents – beginning of period	27,898	47,733
Cash & cash equivalents – end of period	$21,399	$41,039
Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing activities:
Reclassification of CDO deposit to debt securities available for sale	$—	$2,690
Write off of deferred cost and straight-line rents in connection with disposition of operating real estate	$545	$—
Write off of intangible assets related to the sale of joint venture interest	$339	$—

——————

(1)

Includes $539.4 million of proceeds from sales of debt securities held for trading.

See accompanying notes to condensed consolidated financial statements.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Formation and Organization

NorthStar Realty Finance Corp., a Maryland corporation (the “Company”), is a self-administered and self-managed real estate investment trust (“REIT”), which was formed in October 2003 in order to continue and expand the subordinate real estate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp. (“NCIC”). The Company’s assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). On October 29, 2004, the Company completed its initial public offering (the “IPO”) pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.1 million, net of issuance costs of $19.9 million. On November 19, 2004, the Company issued an additional 1,160,750 shares of common stock pursuant to the exercise of the overallotment option by the underwriters of the IPO, with proceeds to the Company of $9.7 million, net of issuance costs of $0.7 million. In connection with the IPO, the Company also issued 50,000 shares of common stock, as partial compensation for underwriting services, to the lead underwriter of the IPO. In addition, 38,886 shares of restricted common stock were granted to the Company’s non-employee directors. Simultaneously with the closing of the IPO on October 29, 2004, three majority-owned subsidiaries of NCIC (the “NCIC Contributing Subsidiaries”) contributed certain controlling and non-controlling interests in entities through which NCIC conducted its subordinate real estate debt, real estate securities and net lease businesses (collectively the “Initial Investments”) to the Operating Partnership in exchange for an aggregate of 4,705,915 units of limited partnership interest in the Operating Partnership (the “OP Units”), approximately $36.1 million in cash (the “Contribution Transactions”) and an agreement to pay certain related transfer taxes on behalf of NCIC in the amount of approximately $1.0 million. From their inception through October 29, 2004, neither the Company nor the Operating Partnership had any operations.

The combination of the Initial Investments contributed to the Operating Partnership represents the predecessor of the Company (the “Predecessor”). The Company succeeded to the business of the Predecessor upon the consummation of the IPO and the contribution of the initial investments on October 29, 2004. The ultimate owners of the entities which comprise the Predecessor were NCIC and certain other persons who held minority ownership interests in such entities.

Timarron Acquisition

In October 2005, the Company entered into a definitive purchase agreement with Allied Capital (“Allied”) to acquire Timarron Capital Corporation (“Timarron”). Timarron, based in Dallas Texas, was organized by former senior executives of Principal Financial, and other lenders to develop a nationwide commercial mortgage loan origination platform. The Company closed on the transaction on January 19, 2006 for $2.8 million, including closing costs. The Company renamed Timarron NRF Capital LP (“NRF Capital”) upon the close of the transaction. NRF Capital is a wholly owned subsidiary of the Company and is consolidated in the condensed consolidated financial statement of the Company. The preliminary purchase price was allocated to an intangible asset, since Allied had no equity at January 19, 2006 and there were no tangible assets owned by Timarron. The final allocation will be made in the second quarter.

2. Basis of Quarterly Presentation

The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s December 31, 2005 consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s December 31, 2005 consolidated financial statements.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

2. Basis of Quarterly Presentation – (continued)

Principles of Consolidation

The Company

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary. All significant intercompany balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

On April 13, 2006, FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R)” The FSP addresses the approach to determine the variability to consider when applying FIN 46(R), and includes several illustrative examples of how the variability should be considered. The variability that is considered in applying Interpretation 46(R) may affect: (a) the determination as to whether the entity is a variable interest entity (VIE); (b) the determination of which interests are variable interests in the entity; (c) if necessary, the calculation of expected losses and residual returns of the entity; and (d) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R).

A company will apply the guidance in FSP FIN 46(R)-6 prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46(R) is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not believe the adoption will have a material effect on its financial statements as a whole since it will adopt the provisions of FIN 46(R)-6 prospectively.

3. Property Acquisitions

Green Pond

On March 23, 2006, the Company closed on a $21.8 million acquisition of a suburban office building located in Rockaway, New Jersey totaling 121,038 square feet of rentable space (the “Green Pond Property”). The property is net leased to two tenants under leases that expire in 2015 and 2017. The Company financed the acquisition with a $17.5 million non-recourse, 10-year first mortgage bearing a fixed interest rate of 5.68% and the balance in cash.

Dispositions

27 West 34th Street and 1372 Broadway

On January 31, 2006, the Company sold its leasehold interests in 27 West 34th Street and 1372 Broadway, both located in New York City, for $2.3 million recognizing a gain of approximately $133,000, net of minority interest.

At March 31, 2005, the condensed consolidated statements of operations include results of operations of real estate assets sold or held for sale. These assets include 729 Seventh Avenue, which was sold on June 30, 2005, 1552 Broadway, which was sold on November 30, 2005, and 27 West 34th and 1372 Broadway which were sold on January 31, 2006. The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the three months ended March 31, 2006 and 2005 (in thousands):

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

3. Property Acquisitions – (continued)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenue:
Rental and escalation income	$77	$1,808
Interest and other	1	132
Total revenue	78	1,940
Expenses:
Real estate property operating expenses	41	456
General and administrative expenses	—	368
Interest expense	—	834
Depreciation and amortization	—	318
Total expenses	41	1,976
Income (loss) from discontinued operations	37	(36)
Gain on disposition of discontinued operations	158	—
Income (loss) from discontinued operations before minority interest	195	(36)
Minority interest	31	(8)
Income (loss) from discontinued operations, net of minority interest	$164	$(28)

4. Debt Securities Available for Sale

The following is a summary of the Company’s available for sale securities at March 31, 2006 and December 31, 2005 (in thousands):

Total Debt Securities Available for Sale	Face Value	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value

As of March 31, 2006	$221,991	$208,331	$(2,923)	$205,408
As of December 31, 2005	$163,300	$149,263	$609	$149,872

5. CDO Deposit and Warehouse Agreements

Warehouse Agreements

On September 27, 2005, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the Company’s direction, with the expectation of selling such securities to the Company’s fifth investment grade CDO (“CDO VII”). This agreement was amended in February 2006 to increase the amount of securities to $550 million. As of March 31, 2006, the Company has deposited $17.5 million cash collateral for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under  the warehouse agreement and will be required to deposit additional cash based on accumulations of securities that will be made under the warehouse agreement. As of March 31, 2006, the bank has accumulated $331.2 million of real estate securities under the terms of the warehouse agreement. The CDO VII warehouse agreement also provides for the Company’s notional participation in the income that the assets generate after deducting a notional debt cost (the “Carry”).

On March 17, 2006, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $450 million of CMBS and other real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s sixth investment grade CDO (“CDO VIII”). As of March 31, 2006, the Company has deposited $1.0 million cash collateral for the purpose of covering a portion of any losses or cost associated with the accumulations of securities that will be made under the warehouse agreement. As of March 31, 2006, the bank has accumulated $10.0 million in real estate securities under the terms of the warehouse agreement. The CDO VIII warehouse agreement also provides for the Company’s participation in the Carry.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

5. CDO Deposit and Warehouse Agreements – (continued)

These agreements are being treated as non-hedge derivatives for accounting purposes and marked-to-market through income. The Company has recorded a $2.3 million unrealized gain for the three months ended March 31, 2006 related to the change in fair value of the warehouse agreements, of which $2.1 million represents a mark-to-market gain on the securities and $0.2 million represents the net Carry on the accumulated securities. The collateral to be accumulated under these agreements is expected to be included in two securitization transactions in which the Company intends to acquire all of the equity interests.

6. Real Estate Debt Investments

At March 31, 2006 and December 31, 2005 the Company held the following real estate debt investments (in thousands):

March 31, 2006	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments

Whole loans, floating rate	$277,463	33.5%	3.17%	—	17
Whole loans, fixed rate	13,109	1.6%	—	5.27%	3
Subordinate mortgage interests, floating rate	199,970	24.2%	5.28%	—	17
Mezzanine loans, floating rate	295,890	35.8%	6.12%	—	15
Mezzanine loan, fixed rate	12,432	1.5%	—	12.13%	2
Preferred equity, fixed rate	28,501	3.4%	—	12.64%	2
Total/Weighted average	$827,365	100.0%	4.85%	10.74%	56

——————

(1)

Approximately $333.4 million and $360.5 million of these investments serve as collateral for the CDO bonds of CDO IV and CDO VI, respectively. The balance is financed under the Wachovia Facility.

December 31, 2005	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments

Whole loans, floating rate	$178,775	26.3%	3.06%	—	10
Whole loans, fixed rate	13,082	1.9%	—	5.27%	3
Subordinate mortgage interests, floating rate	237,276	34.8%	4.97%	—	17
Mezzanine loans, floating rate	223,621	32.8%	4.86%	—	11
Mezzanine loan, fixed rate	151	0.0%	—	15.00%	1
Preferred equity, fixed rate	28,201	4.2%	—	9.36%	2
Total/Weighted average	$681,106	100.0%	4.40%	8.09%	44

——————

(1)

Approximately $320 million of these investments serve as collateral for CDO IV and the balance are financed under the Wachovia Facility or other Repurchase Agreements.

As of March 31, 2006, all real estate debt investments were performing in accordance with the terms of the underlying loan agreements.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

7. Investment in and Advances to Unconsolidated Ventures

CS/Federal Venture

In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse first mortgage loans totaling $37.9 million and the balance in cash. The loans mature on February 11, 2016 and bear a fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which is capitalized to the investment account. The Company accounts for its investment under the equity method of accounting. This cost will be amortized over the useful lives of the assets held by the joint venture.

NSF Venture

In February 2006, the Company sold its interests in the NSF venture to the institutional pension fund which had an equity interest in the NSF venture. As part of the sale, the NSF venture  terminated its advisory fee agreements with the Company. The Company recognized a gain on sale of $279,000, net of minority interest. In addition, the Company recognized incentive income of approximately $1.2 million which is included in other revenue in the condensed consolidated statement of operations, which was deferred at December 31, 2005 pursuant to Method 1 of EITF Topic D-96. Subsequent to January 31, 2006, the Company will no longer earn management or incentive fees from the NSF venture or from loans owned directly by the Company’s former venture partner.

8. Borrowings

The following is a table of the Company’s outstanding borrowings as of March 31, 2006 and December 31, 2005 (in thousands):

	Stated Maturity	Interest Rate	Balance at March 31, 2006	Balance at December 31, 2005
Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015	5.65%	$43,702	$43,777
Salt Lake City	9/1/2012	5.16%	16,834	16,919
EDS	10/8/2015	5.37%	49,120	49,120
Executive Center	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,480	—
Mezzanine loan payable (Chatsworth) (non-recourse)	5/1/2014	6.64%	12,901	13,000
Repurchase obligations	See Repurchase Obligations below	LIBOR + 0.10% to 1.25%	64,176	7,054
DBAG facility	12/21/2007	LIBOR + 0.75% to 2.25%	—	—
Wachovia credit facility	7/12/2008	LIBOR + 0.20% to 3.00%	58,606	243,002
Bank of America credit facility	9/27/2006	LIBOR + 3.25%	—	—
CDO bonds payable – CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
CDO bonds payable – CDO VI	6/1/2041	LIBOR + 0.53% (average spread)	300,098	—
Liability to subsidiary trusts issuing preferred securities
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	—
			$1,072,755	$832,610

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Borrowings – (continued)

Mortgage Notes Payable

Green Pond Mortgage

In connection with the acquisition of the Green Pond Property located in Rockaway, New Jersey, the Company entered into a loan agreement with a major commercial bank for a non-recourse mortgage in the principal amount of $17.5 million. This mortgage matures on April 11, 2016 and bears interest at a fixed rate of 5.68%. The mortgage requires interest only payments through April 11, 2008. Commencing on May 11, 2008, the mortgage will require monthly principal and interest payments in the amount of $101,233, amortizing the principal balance to $15.4 million at maturity.

Repurchase Obligations

The Company has $64.2 million of repurchase agreements with two counterparties which is collateralized by $69.1 million of floating rate securities. These repurchase agreements are generally used to finance the Company’s floating rate securities, backed by commercial or residential mortgage loans, and other investments prior to obtaining permanent financing. These repurchase obligations mature in less than 30 days, with interest rates of LIBOR plus 0.10% to 1.25%. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

Liability to Subsidiary Trusts Issuing Preferred Securities

On March 13 2006, the Company completed a private placement of $50.0 million of trust preferred securities,  (“Trust IV”). The Company owns all of the common stock of Trust IV. The trust preferred securities have a fixed interest rate of 7.95% per annum, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 2.80% per annum.

Trust IV used the proceeds to purchase the Company’s junior subordinated notes which mature on June 30, 2036. These notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities.

Under the provisions of FIN 46R, the Company determined that the holders of the trust preferred securities are the primary beneficiary of Trust IV. As a result, the Company does not consolidate Trust IV and has reflected the obligation to Trust IV under the caption “Liability to subsidiary trusts issuing preferred securities” in the condensed consolidated balance sheet and will account for the investment in the common stock of Trust IV, which is reflected in Investments in and advances to unconsolidated ventures in the condensed consolidated balance sheet, under the equity method of accounting.

The Company may redeem the notes, in whole or in part, for cash, at par, after June 30, 2011. To the extent the Company redeems notes, Trust IV is required to redeem a corresponding amount of trust preferred securities.

CDO Bonds Payable

In March 2006, the Company completed its sixth CDO issuance (“CDO VI”). The Company sold the investment grade rated notes having a face amount of $348.4 million including $70.0 million of revolving floating rate notes, of which only $21.8 million of such revolving notes was funded at the closing and retained all of the below investment grade securities and income notes. CDO VI  has the ability to borrow, repay and re-borrow pursuant to the terms of the floating rate revolving notes, both during the ramp-up period and the re-investment period, subject to compliance with certain borrowing conditions.

The net proceeds of CDO VI were used to repay $296.1 million of the outstanding principal balance of the Wachovia Credit Facility. The CDO VI bonds are collateralized by $371.3 million of real estate debt investments consisting of whole loans, junior participations in first mortgages, mezzanine loans, preferred equity investments and bonds of other CDOs.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

8. Borrowings – (continued)

Scheduled principal payment requirements on the Company’s borrowings are as follows as of March 31, 2006 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Liability to Subsidiary Trusts Issuing Preferred Securities	Repurchase Obligations	CDO Bonds Payable

2006	$65,641	$1,465	$—	$—	$64,176	$—
2007	2,580	2,580	—	—	—	—
2008	61,467	2,861	58,606	—	—	—
2009	3,132	3,132	—	—	—	—
2010	3,326	3,326	—	—	—	—
Thereafter	936,609	178,153	—	158,358	—	600,098
Total	$1,072,755	$191,517	$58,606	$158,358	$64,176	$600,098

At March 31, 2006, the Company was in compliance with all covenants under its borrowings.

9. Related Party Transactions

Shared Facilities and Services Agreement

On October 29, 2005, the Company terminated the shared facilities and services agreement and entered into a more limited sublease agreement with NCIC. Under the new sublease effective November 1, 2005, the Company rents from NCIC office space currently used by its accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NCIC facilities. These direct costs are reflected in other general and administrative expenses. Total rent expense incurred by the Company under the Sublease to $0.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2005 fees and expenses incurred by the Company under the shared facilities and services agreement were $0.3 million.

Advisory and Management Fee Income

NS Advisors LLC

CDO I, CDO II, CDO III and CDO V entered into agreements with the Company, through NS Advisors LLC, a wholly-owned subsidiary, to perform certain advisory services.

The Company earned total fees of approximately $1.5 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. The unpaid advisory fees of $282,000, and $233,000 are included in related party-payables in the condensed consolidated balance sheet.

The Company also earned a structuring fee of $500,000 in connection with the closing of CDO III in March 2005. The fee was used to reduce the Company’s investment in CDO III, which is classified under debt securities available for sale in the condensed consolidated balance sheet.

NSF Venture

The Company earned and recognized advisory fees of approximately $60,000 and $191,000 for the three months ended March 31, 2006 and 2005, respectively. During the first quarter the Company sold its joint venture interest and will no longer earn advisory fees from this venture. In addition, the Company recognized incentive income of approximately $1.2 million which is included in other revenue in the condensed consolidated statement of operations and was deferred at December 31, 2005 pursuant to Method 1 of EITF Topic D-96.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

9. Related Party Transactions – (continued)

Management Fees

The Company has a management agreement with Emmes Asset Management Co. LLC (“Emmes”), a former affiliate of NCIC, for its New York net lease portfolio. Total fees incurred under this agreement amounted to $34,000 and $85,000, of which $3,000 and $71,000 was included in discontinued operations and the balance is included in Real estate properties - operating expenses in the condensed consolidated statement of operations for the three months ended March 31, 2006 and 2005, respectively.

10. Derivatives and Hedging Activities

The Company uses derivative financial instruments primarily to manage interest rate risk exposure. The counterparties to these contractual arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company is potentially exposed to credit loss in the event of nonperformance by these counterparties; however, the Company does not anticipate that any of the counterparties will fail to meet their obligations. The Company does not use derivative instruments to hedge credit/market risk or for speculative purposes.

The Company entered into various swap agreements to fix the LIBOR rate on a portion of the Company’s variable rate debt. All hedges are currently effective. The following table summarizes the notional amounts and fair (carrying) values of the Company’s derivative financial instruments as of March 31, 2006 and December 31, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps, treated as hedges(1)
As of March 31, 2006	$102,375	$2,229	4.18%-5.06%	March 2010-August 2018
As of December 31, 2005	53,242	726	4.18%-5.03%	March 2010-August 2018

——————

(1)

Included in Other assets.

11. Stockholders’ Equity

Common Stock

In March 2006, the Company granted a total of 4,808 shares to a new member of the Company’s Board of Directors.

Dividends

On January 26, 2006, the Company declared a cash dividend of $0.27 per share of common stock. The dividend was paid on February 10, 2006 to the shareholders of record as of the close of business on February 3, 2006.

Comprehensive Income

The following table summarizes comprehensive income as of March 31, 2006 and 2005 (in thousands).

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net income	$7,866	$1,055
Unrealized (loss) gains on debt securities available for sale and derivatives	(1,175)	2,256
Comprehensive Income	$6,691	$3,311

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

12. Earnings Per Share

The Company’s basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For purposes of calculating earnings per share, the Company considered all unvested restricted stock which participate in the dividends of the Company to be outstanding. The computation of diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest in the Operating Partnership which are considered convertible securities. The operating partnership units are exchangeable for common shares on a one-for-one basis. Additionally, income is allocated to all unit holders including the Company on a prorata basis. The conversion of these units to common shares are not dilutive to earnings per share.

13. Equity Based Compensation

Long Term Incentive Bonus Plan

On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the “Incentive Bonus Plan”), in order to retain and incentivize officers and certain key employees of the Company, co-employees of the Company and NCIC and employees of NCIC who provided services to the Company pursuant to the shared facilities and services agreement. Up to 2.5% of the Company’s total capitalization as of consummation of the IPO is available to be paid under the Incentive Bonus Plan in cash, shares of common stock of the Company or other share-based form at the discretion of the compensation committee of the Company’s board of directors, if certain return hurdles are met.

An aggregate of 698,142 shares of common stock of the Company are currently reserved and authorized for issuance under the Incentive Bonus Plan, subject to equitable adjustment upon the occurrence of certain corporate events. An aggregate of shares of common stock of the Company have been allocated for awards under the Incentive Bonus Plan if the Company achieves the return hurdles established by the compensation committee. The Company’s compensation committee has established the return hurdle for these performance periods as an annual return on paid in capital as defined in the plan, equal to or greater than 12.5%. If the Company achieves these return hurdles, the vested awards may be paid in cash, shares of common stock, LTIP Units or other share based form.

Each of the participants will be entitled to receive half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning October 1, 2005 and such participant is employed through the end of this first performance period. Each of the participants will be entitled to the other half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning on October 1, 2006 and such participant is employed through the end of this second performance period. If the Company does not meet the performance hurdles for either period, the award amounts are generally forfeited, provided that, if the Company does not meet the return hurdle for the one-year period beginning October 1, 2005, but the Company meets the return hurdle for the two-year period beginning October 1, 2005 (determined by averaging the Company’s performance over the 2-year period) and a participant is employed through the end of this two-year period, such participant will be entitled to receive his or her total reserved amount.

The Company has granted certain restricted awards to certain employees and co-employees of the Company. These restricted awards are subject to both employment and the Company attaining certain performance hurdles. At March 31, 2006, management has made its best estimate of the Company’s performance during the performance periods, based on the facts and information currently available and assumptions regarding the investments pursuant to the Company’s stated business strategy and returns on future investments. On the basis of the foregoing, management has estimated that the Company will meet the return hurdle in each of these performance periods. Accordingly, the Company has recorded compensation expense, with respect to provisional awards under the 2004 Long Term Incentive Bonus Plan, in the amount of $392,000 for the three months ended March 31, 2006.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

13. Equity Based Compensation – (continued)

Employee Outperformance Plan

In connection with the employment agreement of the Company’s chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company’s real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company’s chief investment officer an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company’s chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company’s buyout option, he will be eligible to receive a portion of the future annual payments otherwise payable to him while employed based on a vesting formula, as defined in the agreement. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination ranges from 20% of what he would otherwise receive for most recently created income streams to 100% of eligible income streams that are five or more years old. Approximately $144,000 of compensation has been earned by the Company’s chief investment officer under this plan for the three months ended March 31, 2006.

Omnibus Stock Incentive Plan

On January 23, 2006, the Operating Partnership granted an aggregate of 429,913 LTIP units, which are units of partnership interests that are structured as profits interests (“LTIP units”), to certain employees of the Company pursuant to the 2004 Omnibus Stock Incentive Plan. The LTIP units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter beginning with the quarter ended April 29, 2006. In addition, the LTIP unit holders are entitled to dividends on the entire grant so long as they are employed by the Company.

2006 Outperformance Plan

In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the “Outperformance Plan”), a long-term compensation program, to further align the interests of the Company’s stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a “performance pool” if the Company’s total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of our common stock for the 20 trading days prior to January 1, 2006) exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the Outperformance Plan will be allocated among the Company’s employees in accordance with the percentage specified in each employee’s award agreement. Although the amount of the awards earned under the Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the Outperformance Plan in accordance with SFAS 123 (R) “Stock Based Compensation”. The fair value of the Outperformance Plan on the date of adoption was determined to be $4.1 million based upon a third-party appraisal by an independent firm that is an expert in valuing performance-based compensation plans. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $283,000 related to the Outperformance Plan for the three months ended March 31, 2006.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

14. Segment Reporting

The Company’s real estate debt segment is focused on originating, structuring and acquiring senior and subordinate debt investments secured primarily by income-producing commercial real estate properties. The Company generates revenues from this segment by earning interest income from its debt investments and its operating expenses consist primarily of interest costs from financing the assets. This segment generates income from operations by earning a positive spread between the yield on its assets and the interest cost of its debt. The Company evaluates performance and allocates resources to this segment based upon its contribution to income from continuing operations.

The Company’s real estate securities segment is focused on investing in a wide range of commercial real estate debt securities, including commercial mortgage-backed securities (“CMBS”), REIT unsecured debt, credit tenant loans and unsecured subordinate securities of commercial real estate companies. The Company generates revenues from this segment by earning interest income and advisory fees from owning and managing these investments. Its operating expenses consist primarily of interest costs from financing its securities. The segment generates income from operations by earning advisory fees and a positive spread between the yield on its assets and the interest cost of its debt.

The Company’s operating real estate segment is focused on acquiring commercial real estate facilities located throughout the U.S. that are primarily leased under long-term triple-net leases to single-user corporate tenants. Triple-net leases generally require the lessee to pay all costs of operating the facility, including taxes and insurance and maintenance of the facility. The Company’s net-leased facilities are currently located primarily in New York, Ohio, California, Utah, Pennsylvania, New Jersey and Michigan. Revenues from these assets are generated from rental income received from lessees of the facilities, and operating expenses include interest costs related to financing the assets, operating expenses, real estate taxes, insurance, ground rent and repairs and maintenance. The segment generates income from operations by leasing these facilities at a higher rate than its costs of owning and financing the assets.

	Operating Real Estate	Real Estate Debt	Real Estate Securities(1)	Unallocated(2)	Consolidated Total

Total revenues for the three months ended
March 31, 2006	$6,567	$21,291	$3,763	$149	$31,770
March 31, 2005	1,925	2,899	2,050	4,008	10,882

Income (loss) from continuing operations for the three months ended
March 31, 2006	(114)	11,563	5,609	(8,237)	8,821
March 31, 2005	52	1,938	3,114	(3,740)	1,364

Net income (loss) for the three months ended
March 31, 2006	50	11,842	5,609	(9,635)	7,866
March 31, 2005	17	1,938	3,114	(4,014)	1,055

Total assets as of March 31, 2006	$271,319	$955,579	$93,365	$92,103	$1,412,366

——————

(1)

The Company uses non-recourse debt in the form of collateralized debt obligations to match fund its security investments. These CDO financings are currently accounted for as off-balance sheet financings; therefore the Company’s securities investments on its balance sheet are not indicative of total real estate securities under management. The Company had $1.6 billion and $1.7 billion of real estate securities in these off-balance sheet financings as of March 31, 2006 and December 31, 2005, respectively.

(2)

Unallocated interest income and interest expense relates to our temporary investments. Unallocated other expenses is comprised of corporate level general & administrative expenses.

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

15. Pro Forma Financial Information

As discussed in Note 3, the Company acquired and disposed of interests in certain operating real estate properties during the three months ended March 31, 2006. The pro forma financial information set forth below is based upon the Company’s historical condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, adjusted to give effect of these transactions as of January 1, 2005.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred January 1, 2005, nor does it purport to represent the results of future operations (in thousands, except per share amounts).

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Pro forma revenues	$32,330	$15,866
Pro forma net income	7,491	957
Pro forma net income per common share – basic	$0.25	$0.05

16. Off-Balance Sheet Arrangements

As of March 31, 2006, the Company had the material off balance sheet arrangements described below.

The Company’s potential losses in CDO I, CDO II, CDO III and CDO V are limited to its aggregate carrying value which was approximately $87.9 million and $90.1 million at March 31, 2006 and December 31, 2005, respectively.

The terms of the portfolio of real estate securities held by CDO I, CDO II, CDO III and CDO V are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II, CDO III and CDO V  have not incurred any losses on any of their securities investments from the date of purchase through March 31, 2006. The Company receives quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V, each representing its proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II, CDO III and CDO V. The Company’s residual interests in the cash flows of CDO I, CDO II, CDO III and CDO V are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of March 31, 2006 and December 31, 2005:

	CDO Collateral			CDO Notes
As of March31, 2006	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes (in thousands)(1)	Weighted Average Interest Rate	Stated Maturity

CDO I	$349,516	6.61%	5.76	$332,806	6.16%	8/1/2038
CDO II	$391,853	6.28%	6.48	$355,363	5.64%	6/1/2039
CDO III	$396,686	6.32%	6.47	$361,000	5.70%	6/1/2040
CDO V	$500,466	5.91%	9.08	$461,500	5.04%	9/5/2045

Northstar Realty Finance Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

16. Off-Balance Sheet Arrangements – (continued)

	CDO Collateral			CDO Notes
As of December 31, 2005	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes (in thousands)(1)	Weighted Average Interest Rate	Stated Maturity

CDO I	$352,041	6.62%	6.01	$332,831	6.13%	8/1/2038
CDO II	$392,841	6.25%	6.65	$356,170	5.58%	6/1/2039
CDO III	$401,790	6.06%	6.69	$360,973	5.59%	6/1/2040
CDO V	$500,969	5.69%	9.08	$461,500	2.89%	9/5/2045

——————

(1)

Includes only notes held by third parties.

CDO I, CDO II, CDO III and CDO V are variable interest entities. However, management has determined that it and its predecessor were not primary beneficiaries of CDO I, CDO II, CDO III and CDO V and as such, in accordance with FIN 46(R) did not consolidate CDO I, CDO II, CDO III and CDO V.

17. Subsequent Events

Future Commitment for Salary Payments under Terminated Employment Contracts

In connection with the termination of the employment contract of our former chief financial officer, the Company is required to make salary continuation payments equal to two year’s base salary of $275,000 and pay a pro rated 2006 bonus of approximately $89,000. The Company has also agreed to accelerate vesting of certain LTIP units granted under the 2004 Omnibus Stock Incentive Plan. This will result in additional equity based compensation expense of approximately $253,000 and $207,000, in the second and third quarters of 2006, respectively. In addition, upon completion of certain agreed upon services, the former chief financial officer will be entitled to either cash or equity, at the Company’s option, in the amount of $340,000 in the third quarter of 2006.

Dividends

On April 12, 2006, the Company declared a cash dividend of $0.30 per share of common stock. The dividend was paid on April 26, 2006 to the shareholders of record as of the close of business on April 19, 2006.

Real Estate Debt Investments

Subsequent to March 31, 2006, the Company closed on $92.2 million of new real estate debt investments, consisting of four whole loans and two mezzanine loans. The weighted average interest rate of theses investments was 8.62%.

Wakefield Investment

The Company has entered into a definitive agreement with Chain Bridge Capital LLC (“Chain Bridge”) to form Wakefield Capital, LLC, (“Wakefield”) a joint venture among NorthStar and Chain Bridge, that will acquire, finance and/or otherwise invest in senior housing and healthcare-related properties. In connection with the formation of the venture, Wakefield will acquire substantially all of Chain Bridge’s assets. The initial portfolio to be acquired from Chain Bridge will consist of thirteen net leased properties, primarily comprised of assisted living facilities, and several loans, most of which are secured by first mortgages on senior housing assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

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

We commenced operations upon the consummation of our IPO. We conduct substantially all of our operations and make our investments through our operating partnership, of which we are the sole general partner. Through our operating partnership, Northstar Realty Finance Limited Partnership, including its subsidiaries, we:

•

originate, structure and acquire senior and subordinate debt investments secured primarily by income-producing commercial properties;

•

invest in commercial real estate debt securities, including CMBS, REIT unsecured debt, credit tenant loans and unsecured subordinate securities of commercial real estate companies ; and

•

acquire properties that are primarily net leased to corporate tenants.

We believe that these businesses are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize securitization to finance assets and enhance returns. We seek to match fund our real estate securities and real estate debt investments, primarily by issuing CDOs.

Sources of Operating Revenues

We primarily derive operating revenues from interest income on our consolidated investments in real estate debt, interests in the cash flows of our investment grade CDOs through our ownership of the non-investment grade debt and equity interests in such CDOs and, advisory fee income from managing our investment grade CDOs, rental income, from our net lease property portfolio, and earnings of our unconsolidated ventures.

Real Estate Debt

Prior to June 30, 2005, we were primarily focused on the acquisition or origination of subordinate debt investments secured by commercial real estate properties. We have recently been placing more emphasis on the acquisition and origination of senior mortgage loans as such loans allow us a greater degree of control in loan structuring and allow us to maintain a more direct relationship with our borrowers.

In January 2006, we acquired Timarron Capital Inc. from Allied Capital Corporation which was renamed NRF Capital. NRF Capital focuses on the direct origination of senior mortgage loans and subordinate debt secured by commercial and multifamily real estate properties. We expect that NRF Capital will enable us to continue to expand our origination capacity and deploy capital more rapidly.

We initially finance real estate debt investments primarily with secured revolving credit facilities. We then match fund these assets in the asset-backed markets through the issuance of CDOs. We sell the investment grade classes of notes and retain the non-investment grade and equity classes. We earn a spread between the yield on the assets and the interest expense incurred on the CDO debt issued and through our ownership of the subordinate interests in the CDO. We have completed two real estate debt CDOs, CDO IV which closed in June 2005 and CDO VI which closed in March 2006.

The CDOs are collateralized by approximately $763.1 million of real estate debt investments consisting of whole loans, junior participation, mezzanine loans, preferred equity investments, real estate securities, and bonds of our other CDO’s.

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

We also earn ongoing management fees for our management and monitoring of the CDO collateral of our investments in our investment grade CDOs. These fees generally equal 0.35% of the related CDO collateral.

Prior to a new investment grade CDO issuance, there is a period during which real estate securities are identified and acquired for inclusion in a CDO. During this warehouse accumulation period, we direct the acquisition of securities under a warehouse facility by a financial institution, or warehouse provider, that will be the lead manager of the CDO. The warehouse provider then purchases the securities and holds them on its balance sheet. We direct the acquisition of securities by the warehouse provider during this period, but we do not earn any fees for providing this service to either the warehouse provider or the issuer of the CDO, which will receive such securities upon the closing of the CDO. We contribute cash and other collateral, which is held in escrow by the warehouse provider, to back our commitment to purchase equity in the CDO and to cover our share of losses should securities need to be liquidated. Pursuant to the warehouse agreement, we recognize the gains, including the net carry earned during the warehouse accumulation period, and losses, if any, with the warehouse provider.

During the warehouse accumulation period, our participation under the warehouse agreement is reflected in our financial statements as a non-hedge derivative, which is recorded at fair value and any unrealized gain or loss is charged to operations. Based on our analysis of our investment grade CDO issuers, they were determined to be variable interest entities under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The financial statements of CDO I, CDO II, CDO III and CDO V are not consolidated into our financial statements as of March 31, 2006 and December 31, 2005 since we are not the primary beneficiary. Accordingly, we have designated these beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II, III and V as available for sale securities as they meet the definition of a debt instrument due to their underlying redemption provisions. We earn interest income on these investments.

Net Lease Properties

We earn rental income from our real estate portfolio, which consist of 11 fee and two leasehold interests. These facilities are a combination of office, industrial and retail properties that are net leased to corporate tenants.

In March 2006, we acquired another net lease property, located in Rockaway, New Jersey, for $21.8 million. The property has 121,038 rentable square feet and is net leased to two tenants under leases that expire in 2015 and 2017.

Unconsolidated Ventures

In February 2006, through a joint venture with an institutional investor, we acquired a portfolio of three adjacent Class “A” office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two first mortgage loans totaling $38.4 million. We contributed $8.4 million for a 50% interest in the joint venture. Our equity in earnings from the joint venture includes our share of the rental income generated from the properties, less our share of operating expenses and depreciation relating to the assets.

In February 2006, we sold our interests in the NSF venture to the institutional pension fund which had an equity interest in the NSF venture and terminated the associated advisory agreements for total consideration of $2.9 million. We recognized a gain of $279,000, net of minority interest. In addition, we recognized incentive income of approximately $1.2 million which is included in other revenue in the condensed consolidated statement of operations, which was deferred at December 31, 2005 pursuant to Method 1 of EITF Topic D-96. Subsequent to January 31, 2006, we will no longer earn management or incentive fees from the NSF venture or from loans owned directly by our former venture partner.

Critical Accounting Policies

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” –”Critical Accounting policies” for a discussion of our critical accounting policies. For the three months ended March 31, 2006 there were no material changes to these policies.

Recent Accounting Pronouncements

On April 13, 2006, FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R)” The FASB Staff Position or FSP addresses the approach to determine the variability to consider when applying FIN 46(R), and includes several illustrative examples of how the variability should be considered. The variability that is considered in applying Interpretation 46(R) may affect (a) the determination as to whether the entity is a variable interest entity (VIE), (b) the determination of which interests are variable interests in the entity, (c) if necessary, the calculation of expected losses and residual returns of the entity, and (d) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R).

We will apply the guidance in FSP FIN 46(R)-6 prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46(R) is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not believe the adoption will have a material effect on its financial statements as a whole since it will adopt the provisions of FIN 46(R)-6 prospectively. The Company believes under the provisions of FIN 46(R)-6 its newly created CDO issuances will be consolidated.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Revenues

Interest Income

Interest income for the three months ended March 31, 2006 totaled $19.0 million, representing an increase of $12.3 million or 184%, compared to $6.7 million for the three months ended March 31, 2005. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired approximately $758 million of real estate securities and real estate debt on investments subsequent to March 31, 2005. This was offset by a decrease of $3.8 million in interest income related to the liquidation of approximately $286.3 million of our short term AAA-rated, floating rate securities by the fourth quarter of 2005.

Interest Income – Related Parties

Interest income from related parties for the three months ended March 31, 2006 totaled $2.9 million, representing an increase of $1.7 million, or 142%, compared to $1.2 million for the three months ended March 31, 2005. The increase was attributable to increased investment activity related to our investment grade CDOs. CDO III closed on March 10, 2005 and we acquired all of the non-investment grade note classes. CDO V closed September 22, 2005 and we acquired all of the non-investment grade note classes of this financing, as well. These acquisitions contributed approximately $1.9 million of additional interest income for the three months ended March 31, 2006. This was offset by a decrease in interest income of approximately $0.2 million related to the sale of $10.0 million (face amount) of the “BB” rated notes of CDO II to one of our off-balance sheet CDO’s in the third quarter of 2005.

Rental and Escalation Income

Rental and escalation income for the three months ended March 31, 2006 totaled $6.4 million, representing a $4.5 million or 237% increase compared to $1.9 million for the three months ended March 31, 2005. The increase was attributable to the following acquisitions made subsequent to March 31, 2005: the Salt Lake City property on

August 2, 2005; the EDS portfolio on September 30, 2005; the Executive Center portfolio on December 8, 2005; and the Green Pond property on March 23, 2006, which collectively contributed additional rental income of $4.4 million. In addition, the Chatsworth portfolio’s rental income increased by $0.3 million over the prior year, due to a rent increase based on the CPI index. This increase was offset by lower income of $0.2 million from the New York portfolio due to the expiration of one of our leasehold interests.

Advisory and Management Fee Income

Advisory and management fee income decreased by $40,000, or 78%, to $11,000 for the three months ended March 31, 2006 compared to $51,000 for the three months ended March 31, 2005 due to the sale of our interest in the NSF venture on February 1, 2006 which terminated our advisory fee agreement.

Advisory and Management Fee Income – Related Parties

Advisory fees from related parties for the three months ended March 31, 2006 totaled $1.5 million, representing an increase of approximately $0.6 million, or 67%, compared to $0.9 million for the three months ended March 31, 2005. The increase was comprised primarily of higher fees earned for CDO III (which closed March 10, 2005) and CDO V (which closed September 22, 2005) of $0.3 million and $0.4 million, respectively. This increase was offset by a decrease in fees earned from the NSF venture of approximately $0.1 million, due to termination of our advisory fee agreement on February 1, 2006.

Other Revenue

Other revenue for the three months ended March 31, 2006 totaled $1.9 million, representing an increase of $1.9 million or 100% compared to the three months ended March 31, 2005. The increase is primarily attributable to recognition of incentive income of $1.2 million in connection with sale of our interest in the NSF venture on February 1, 2006. In addition, we recognized approximately $0.7 million, mainly from prepayment fees on the early repayment of three of our real estate debt investments.

Expenses

Real Estate Properties – Operating Expenses

Property operating expenses for the three months ended March 31, 2006 totaled $1.5 million, representing an increase of $1.2 million, compared to $0.3 million for the three months ended March 31, 2005. The increase was attributable to the following net lease acquisitions made subsequent to March 31, 2005: the Salt Lake City property; the EDS portfolio; the Executive Center portfolio; and the Green Pond property, which collectively contributed to an increase of $1.2 million of property operating expenses.

Interest Expense

Interest expense for the three months ended March 31, 2006 totaled $14.3 million, representing an increase of $8.6 million or 151%, compared to $5.7 million for the three months ended March 31, 2005. This increase was primarily attributable increase in the financing of our new investments. Our on-balance sheet investments increased from $660.1 million as of March 31, 2005 to $1.2 billion in March 31, 2006. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

General and Administrative

Total general and administrative expenses for the three months ended March 31, 2006 totaled $7.1 million, representing an increase of $2.7 million, or 61%, compared to $4.5 million for the three months ended March 31, 2005. General and administrative expenses, excluding equity based compensation expense, for the three months ended March 31, 2006 totaled $5.4 million, representing an increase of $1.8 million, or 50%, compared to $3.6 million for the three months ended March 31, 2005. The increase was comprised of the following:

Salaries and other compensation for the three months ended March 31, 2006 totaled $2.3 million, representing an increase of approximately $1.0 million, or 77%, compared to $1.3 million for the three months ended March 31, 2005. The increase was primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses throughout 2005 into 2006 in addition to the termination of shared services agreement in November 2005. In addition, we acquired a loan origination business on January 19, 2006 resulting in an additional $0.4 million of compensation expense for the first quarter of 2006.

Shared services – related party decreased 100% from the three months ended March 31, 2005 as a result of the termination of the shared facilities and services agreement on October 29, 2005. We entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, we rent from NorthStar Capital office space currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses.

Insurance for the three months ended March 31, 2006 totaled $0.3 million, representing an increase of $0.1 million, compared to $0.2 million for the three months ended March 31, 2005. The increase was attributable to higher costs incurred for directors and officers liability policies we renewed in October 2005 and umbrella insurance coverage for the net lease properties that were acquired after March 31, 2005.

Auditing and professional fees for the three months ended March 31, 2006 totaled $1.6 million, representing an increase of $0.2 million, or 14%, compared to $1.4 million for the three months ended March 31, 2005. The increase was primarily attributable to auditing fees relating to both Sarbanes-Oxley and audit work in connection with the 2005 audited financial statements included in our 10-K filing.

Other general and administrative expenses for the three months ended March 31, 2006 totaled $1.2 million, representing an increase of approximately $0.8 million, compared to $0.4 million for the three months ended March 31, 2005. This increase was primarily attributable to increased public company expenses of $0.2 million, which includes printing expense, annual reports, public relations, direct office costs incurred in connection with the limited sublease agreement of $0.3 million, $0.2 million of licensing fees and other expenses in connection with our loan origination business that we acquired on January 19, 2006, and $0.1 million of software costs and licensing fees related to the implementation of a new software package.

Equity Based Compensation Expense

Equity based compensation expense for the three months ended March 31, 2006 totaled $1.7 million, representing an increase of $0.9 million, or 113%, compared to $0.8 million for the three months ended March 31, 2005. The increase was attributable to approximately $0.1 million in connection with an employee outperformance bonus plan for our chief investment officer, approximately $0.3 million in connection with the three months vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan (which includes additional grants on January 23, 2006 of 429,913 LTIP units), $0.4 million in connection with our Long-Term Incentive Bonus Plan, and compensation expense of $0.3 million in connection with our 2006 Outperformance Plan which was approved by the Compensation Committee of our Board of Directors in January of 2006. This was offset by a decrease of $0.2 million in stock based compensation which related to LTIP units granted to the Chief Investment Officer as part of a buyout of a profits interest in NS Advisors LLC. This LTIP grant was fully expensed in July of 2005.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2006 totaled $2.5 million, representing an increase of $1.8 million, compared to $0.7 million for the three months ended March 31, 2005. This increase was primarily attributable to the following net lease acquisitions made subsequent to March 31, 2005: the Salt Lake City property; the EDS portfolio; the Executive Center portfolio; and the Green Pond property.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the three months ended March 31, 2006 totaled $92,000, representing an increase of $46,000, for the three months ended March 31, 2005. The increase was attributable to the CS/Federal Venture interest, a new joint venture we entered into in February 2006. We recognized $59,000 which represented our share of the income. The income was offset by a decrease of $13,000 relating to NSF venture as a result of the sale of our interest in the NSF venture on February 1, 2006.

Unrealized Gain on Investments and Other

Unrealized gain on investments and other increased by approximately $1.3 million or 130% for the three months ended March 31, 2006 to $2.3 million from $1.0 million for the three months ended March 31, 2005 primarily due to differences in the market conditions resulting in the changes of the fair market value of collateral held under the warehouse agreements. The unrealized gains on investments consist of a $2.1 million mark-to-market gain on the securities and $0.2 million represents the net Carry on the accumulated securities held under the CDO VII warehouse agreement. Unrealized gains on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term included in the financial reporting period.

Realized Gain on Investments and Other

There were no realized gains (loss) on investments and other for the three months ended March 31, 2006. For the three months ended March 31, 2005 there were realized gains of $0.7 million representing the increase in fair value related to the net carry of securities during the warehouse period which we recognized at the close of CDO III. This was offset by a $0.1 million loss related to the sale of our investments in AAA-rated, short term, floating rate securities.

Income from Discontinued Operations, Net of Minority Interest

Income from discontinued operations represents the operations of properties sold or held for sale during the period. We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations.

Gain on Sale from Discontinued Operations, Net of Minority Interest

We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006 and recognized a gain on sale, net of minority interest of $0.1 million for the three months ended March 31, 2006. We had no such gain for the three months ending March 31, 2005.

Gain on Sale of Joint Venture Interest, Net of Minority Interest

On February 1, 2006, we sold our interests in the NSF venture to the NSF venture investor and terminated the associated advisory agreements for total consideration of $2.9 million. We recognized a gain on sale, net of minority interest of $0.3 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had an unrestricted cash and cash equivalents balance of  $21.4 million. The Company requires significant capital to fund its investment activities and operating expenses. Our capital sources include cash flow from operations, borrowings under revolving credit facilities, financings secured by the Company’s assets such as first mortgage and CDO financings, long-term subordinate capital such as trust preferred securities and the issuance of common stock.

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non deductible excise tax.

These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital committed to its operations; however, we believe that our access to capital resources and financing will enable us to meet current and anticipated capital requirements. We believe that our existing sources of funds will be adequate for purposes of meeting our short- and long-term liquidity needs. Our ability to meet a long-term (beyond one year) liquidity requirements is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide the Company with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. On March 31, 2006, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 which was amended on April 11, 2006 and declared effective by the Securities and Exchange Commission on April 26, 2006.

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

Debt Obligations

As of March 31, 2006, we had the following debt outstanding:

	Total	Stated Maturity	Interest Rate

Mortgage notes payable (non-recourse)
Chatsworth	$43,702	5/1/2015	5.65%
Salt Lake City	16,834	9/1/2012	5.16%
EDS	49,120	10/8/2015	5.37%
Executive Center	51,480	1/1/2016	5.85%
Green Pond	17,480	4/11/2016	5.68%
Mezzanine loan payable (Chatsworth) (non-recourse)	12,901	5/1/2014	6.64%
Repurchase obligations	64,176	Various, generally 30 days	LIBOR + 0.10% to 1.25%
CDO Bonds Payable (CDO IV)	300,000	7/1/2040	LIBOR + 0.62% (Average Spread)
CDO Bonds Payable (CDO VI)	300,098	6/1/2041	LIBOR + 0.53% (Average Spread)
WA credit facility	58,606	7/12/2008	LIBOR + 0.2% to 3.00%
Bank of America credit facility	—	9/27/2006	LIBOR + 3.25%
Liability to subsidiary trusts issuing preferred securities
Trust I	41,240	3/30/2035	8.15%
Trust II	25,780	6/30/2035	7.74%
Trust III	41,238	1/30/2036	7.81%
Trust IV	50,100	6/30/2036	7.95%
DBAG facility	—	12/21/2007	LIBOR + 0.75% to 2.25%
	$1,072,755

Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth and a minimum level of liquidity. In addition, we provide limited guarantees to certain subsidiaries that are borrowers under the secured revolving credit facilities. These subsidiaries are required to maintain minimum debt service coverage ratios and have limits on permitted loan-to-value ratios. As of March 31, 2006, we are in compliance with all financial and non-financial covenants in our debt obligations.

Other Financing Activity

On September 27, 2005, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the our direction, with the expectation of selling such securities to our fifth investment grade CDO issuance (“CDO VII”). This agreement was amended in February 2006 to increase the amount of securities to $550 million. As of March 31, 2006, we have deposited $17.5 million cash collateral for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank had accumulated $331.2 million of real estate securities under the terms of the warehouse agreement as of March 31, 2006. The CDO VII warehouse agreement also provides for our notional participation in the income that the assets generate after deducting a notional debt cost.

On March 17, 2006, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $450 million of CMBS and other real estate debt securities under our direction with the expectation of selling such securities to our sixth investment grade CDO issuance (“CDO VIII”). As of March 31, 2006, we have deposited $1.0 million cash collateral for the purpose of covering a portion of any losses or cost associated with the accumulations of securities that will be made under the warehouse agreement. The bank has accumulated $10.0 million in real estate securities under the terms of the warehouse agreement as of March 31, 2006. The CDO VIII warehouse agreement also provides for our notional participation in the income that the assets generate after deducting the notional debt cost.

In March 2006, we closed our sixth CDO issuance (“CDO VI”). We acquired all of the below investment grade securities and income notes of CDO VI. CDO VI issued CDO bonds payable in the face amount of $348.4 million (the “CDO VI Bonds”), including $70.0 million of revolving floating rate notes, of which $21.8 million was outstanding at the closing. CDO VI has the ability to borrow, repay and re-borrow pursuant to the terms of these revolving notes, both during the ramp-up period and the re-investment period, subject to compliance with certain borrowing conditions.

Cash Flows

The net cash flow provided by operating activities of $22.3 million, decreased by $518.9 million for the three months ended March 31, 2006 from $541.2 million of cash provided by operations for the three months ended March 31, 2005. This was primarily due to the liquidation of our short term security portfolio in 2005, which was included in operating activities, where the corresponding repayment of short term repurchase financing is included in financing activities.

The net cash flow used in investing activities increased by $49.3 million for the three months ended March 31, 2006 from $201.9 million for the three months ended March 31, 2005. Net cash used in investing activities in 2006 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities, and acquire or originate real estate debt investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow provided by financing activities increased by $568.4 million for the three months ended March 31, 2006 to $222.5 million from $345.9 million of cash flow used in financing activities for the three months ended March 31, 2005. The primary source of cash flow in financing activities was the issuance of CDO VI bonds, borrowings under credit facilities and issuing preferred securities.

Recent Developments

Real Estate Debt Investments

Subsequent to March 31, 2006, the Company closed on $92.2 million of new real estate debt investments, consisting of four first mortgage loans and two mezzanine loans. The weighted average interest rate of these investments was 8.62%.

Dividends

On April 12, 2006, we declared a dividend of $0.30 per share of common stock, payable with respect to the quarter ended March 31, 2006 to stockholders of record as of April 19, 2006. We made this payment on April 26, 2006.

Wakefield Investment

The Company has entered into a definitive agreement with Chain Bridge Capital LLC to form Wakefield Capital, LLC, a joint venture among NorthStar and Chain Bridge, that will acquire, finance and/or otherwise invest in senior housing and healthcare-related properties. In connection with the formation of the venture, Wakefield will acquire substantially all of Chain Bridge’s assets. The initial portfolio to be acquired from Chain Bridge will consist of thirteen net leased properties, primarily comprised of assisted living facilities, and several loans receivable, most of which are secured by first mortgages on senior housing assets.

Related Party Transactions

Advisory Fee – NorthStar Funding LLC

In February 2006, we sold our interests in the NSF Venture to the institutional pension fund which had an equity interest in the NSF venture and terminated the associated advisory agreements for total consideration of $2.9 million, recognizing a gain of $279,000, net of minority interest. In addition, we recognized incentive income of approximately $1.2 million which is included in other revenue in our condensed consolidated statement of operations, which was deferred at December 31, 2005 pursuant to Method 1 of EITF Topic D-96. Subsequent to January 31, 2006, we will no longer earn management or incentive fees from the NSF venture or from loans owned directly by our former venture partner . We earned and recognized advisory fees from the NSF venture of approximately $60,000 and $191,000 for the three months ended March 31, 2006 and 2005, respectively.

Advisory and Management Fee Income

NS Advisors LLC

CDO I, CDO II, CDO III and CDO V entered into agreements with the Company, through NS Advisors LLC, a subsidiary, to perform certain advisory services.

We earned total fees of approximately $1.5 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. The unpaid advisory fee of $282,000 and $233,000 are included in related party-payables in our condensed consolidated balance sheet.

We also earned a structuring fee of $500,000 in connection with the closing of CDO III in March 2005, which was used to reduce our investment in CDO III which is included in debt securities available for sale in our condensed consolidated balance sheet.

Management Fees

We have a management agreement with Emmes Asset Management Co. LLC (“Emmes”), a former affiliate of NCIC, for its New York net lease portfolio. Total fees incurred under this agreement amounted to $34,000 and $85,000 of which $3,000 and $71,000 was included in discontinued operations and the balance is included in Real estate properties - operating expenses in our condensed consolidated statement of operations for the three months ended March 31, 2006 and 2005, respectively.

We terminated the shared service agreement in October 2005 and entered into a more limited sub-lease agreement with NCIC. Under the new sublease we will rent on a month-to-month basis the NorthStar Capital office space currently used by our accounting, legal and administrative personnel. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing the NCIC facilities. We may increase or decrease the number of people needing such accommodations and expect that the sublease rental payment would increase or decrease accordingly. The sublease agreement has been approved by a majority of the independent board members of both our board of directors and the board of directors of NCIC.

Total fees and expenses incurred by us under the shared facilities and services agreement amounted to $0.0 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

Contractual Commitments

As of March 31, 2006, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Mortgage loan – Chatsworth	$43,702	$196	$584	$663	$42,259
Mortgage loan – GSA	16,834	250	722	803	15,059
Mortgage loan – EDS	49,120	103	1,320	1,479	46,218
Mortgage loan – Executive Center	51,480	—	—	—	51,480
Mortgage loan – Green Pond	17,480	—	139	457	16,884
Mezzanine loan payable – Chatsworth	12,901	916	2,676	3,055	6,254
Repurchase agreements	64,176	64,176	—	—	—
CDO bonds payable	600,098	—	—	—	600,098
Liability to subsidiary trusts issuing preferred securities	158,358	—	—	—	158,358
WA Facility	58,606	—	58,606	—	—
Capital leases(1)	17,689	264	807	974	15,644
Operating leases	16,926	812	993	993	14,128
Total contractual obligations	$1,107,370	$66,717	$65,847	$8,424	$966,382

——————

 (1)

Includes interest on the capital leases.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had the material off balance sheet arrangements described below.

Our potential losses in CDO I, CDO II, CDO III and CDO V are limited to our aggregate carrying value which was approximately $87.9 million at March 31, 2006.

The terms of the portfolio of real estate securities held by CDO I, CDO II, CDO III and CDO V are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II, CDO III and CDO V  have not incurred any losses on any of their securities investments from the date of purchase through March 31, 2006. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V, each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II, CDO III and CDO V. Our residual interests in the cash flows of CDO I, CDO II, CDO III and CDO V are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of March 31, 2006:

	CDO Collateral			CDO Notes
	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes (in thousands)(1)	Weighted Average Interest Rate	Stated Maturity

CDO I	$349,516	6.61%	5.76	$332,806	6.16%	8/1/2038
CDO II	$391,853	6.28%	6.48	$355,363	5.64%	6/1/2039
CDO III	$396,686	6.32%	6.47	$361,000	5.70%	6/1/2040
CDO V	$500,466	5.91%	9.08	$461,500	5.04%	9/5/2045

——————

(1)

Includes only notes held by third parties.

CDO I, CDO II, CDO III and CDO V are variable interest entities. However, management has determined that we are not the primary beneficiary of CDO I, CDO II, CDO III and CDO V and as such, in accordance with FIN 46(R), did not consolidate CDO I, CDO II, CDO III and CDO V.

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

We believe that the risk associated with an increase in market interest rates on the floating rate debt used to finance our investments in CDO I, CDO II, CDO III, CDO V, certain of our debt securities available for sale, and our direct investments in real estate debt, is largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

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

•

an adjustment to reverse the effects of straight-lining of rents and fair value lease revenue under SFAS 141; and

•

the amortization or accrual of various deferred costs including intangible assets and equity based compensation, but not deferred financing fee amortization which is included in interest expense.

Our calculation of AFFO differs from the methodology for calculating AFFO utilized by certain other REITs and, accordingly, may not be comparable to such other REITs.

We believe that FFO and AFFO are additional appropriate measures of our operating performance because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time. Since FFO is generally recognized as the industry standard for measuring the operating performance of an equity REIT, we also believe that FFO provides investors with an additional useful measure to compare our financial performance to other REITs.

Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income before minority interests for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Funds from Operations:
Income before minority interests	$8,821	$1,364
Adjustments:
Depreciation and amortization	2,495	705
Funds from discontinued operations	37	282
Real estate depreciation and amortization – unconsolidated ventures	118	—
Funds from Operations	$11,471	$2,351

Adjusted Funds from Operations:
Funds from Operations	$11,471	$2,351
Straightline rental income, net	(305)	(12)
Straightline rental income, discontinued operations	—	(107)
Straightline rental income, unconsolidated ventures	(8)	—
Amortization of equity-based compensation	1,713	800
Fair value lease revenue (SFAS 141 adjustment)	(27)	(1)
Adjusted Funds from Operations	$12,844	$3,031

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At March 31, 2006, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $8,294,000, offset by an increase in our interest expense of approximately $7,159,000 on our variable rate liabilities.

Real Estate Debt

We originate and invest in real estate debt instruments secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment rather than trading purposes. These investments are either floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in interest rates are unlikely to affect the value of our floating rate portfolio. Changes in short term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore will increase our earnings. Decreases in LIBOR have the opposite effect.

We also invest in fixed rate investments. The value of these investments may be affected by changes in long term interest rates. To the extent that long term interest rates increase, the value of long term fixed rate assets is diminished. Any fixed rate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits, and we intend to hold these assets to maturity If fixed rate debt is funded with floating rate liabilities, the funding cost will be fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

In our real estate debt business we are also exposed to credit risk, which is the risk that a borrower under our loan agreements cannot repay its obligations to us in a timely manner. While we have never experienced a payment default, our position in the capital structure may expose us to losses as a result of such default in the future. In the event that the borrower cannot repay our loan, we may exercise our remedies under the loan documents which may include a foreclosure against the collateral if we have a foreclosure right as a real estate debtholder under the loan agreement. The real estate debt that we intend to originate and invest in will generally allow us to demand foreclosure as a real estate debtholder if our loan is in default. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

We seek to manage credit risk through a thorough financial analysis of a transaction before we make such an investment and intensive monitoring of the collateral’s performance during the life of the investment. Our analysis is based upon a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to evaluating the credit risk inherent in a transaction.

Real Estate Securities

In our real estate securities business, we mitigate credit risk through credit analysis, subordination and diversification. The commercial mortgage-backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower’s ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer’s underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our CDOs are diversified by asset type, industry, location and issuer. We further minimize credit risk by actively monitoring CDO I’s, CDO II’s, CDO III’s and CDO V’s real estate securities portfolios and the underlying credit quality of their holdings and, where appropriate, liquidating our investments to mitigate the risk of loss.

At March 31, 2006, the real estate securities that serve as collateral for CDO I, CDO II, CDO III and CDO V each had an overall weighted average credit rating of approximately BBB and approximately 76.6%, 73.9%, 68.1%, and 63.8%, respectively, of these securities are investment grade.

The real estate securities underlying CDO I, CDO II , CDO III and CDO V are also subject to spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or “tighten,” the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating rate or have maturities shorter than the assets.

Our general financing strategy focuses on the use of  “match-funded” structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. CDO I, CDO II, CDO III and CDO V utilize interest rate swaps with creditworthy counterparties to minimize the mismatch between its fixed rate assets and floating rate liabilities. The Company is potentially exposed to credit loss in the event of underperformance by these counterparties; however, because of their high credit ratings, the Company does not anticipate any of the counterparties will fail to meet their obligations. We expect to hedge the interest rate risk in future CDOs in a similar manner.

Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive arbitrage. If spreads on the bonds issued by CDOs widen or if demand for these liabilities ceases to exist, then our ability to execute future CDO financings will be severely restricted.

Interest rate changes may also impact our net book value as our investments in debt securities are marked-to-market each quarter with changes in fair value reflected in other comprehensive income (a separate component of owners’ equity). Generally, as interest rates increase, the value of fixed rate securities within the CDO, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. These swings in value have a corresponding impact on the value of our investment in the CDO. Within the CDO, we seek to hedge against changes in cash flows attributable to changes in interest rates by entering into interest rate swaps/caps and other derivative instruments as allowed by our predecessor’s risk management policy. Such derivatives are designated as cash flow hedge relationships according to SFAS No. 133.

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

We expect the credit profiles of many of our corporate lessees will primarily be unrated and below investment grade. In order to ensure that we have as complete an understanding as possible of a tenant’s ability to satisfy its obligations under its lease, we expect to undertake a rigorous credit evaluation of each tenant prior to executing sale/leaseback or net lease asset acquisitions. This analysis will include an extensive due diligence investigation of the tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or affiliate guarantees from entities we deem to be creditworthy.

Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR rate on our corporate debt, we entered into various swap agreements to fix the LIBOR rate on a portion of our variable rate debt. The fixed LIBOR rates ranges from 4.18% to 5.03%. The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of March 31, 2006 (in thousands):

	Notional Amount	Fair Value	Range of Maturity

Interest rate swaps, treated as hedges	$102,375	$2,229	March 2010-August 2018

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Internal Control Over Financial Reporting

Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

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
3.1

Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 27, 2005)
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
10.4

Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

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

10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

Exhibit Number	Description of Exhibit

10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.15

Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

10.16

Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17

Amended and Restated Junior Subordinated Indenture dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.18

Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.19

Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.20

First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.21

Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.22

Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.23

Third Amendment to the Master Repurchase Agreement, dated as of September 30, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.24

Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, between NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.26 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.25

Agreement of Purchase and Sale, dated as of October 25, 2005, between 1552 Lonsdale LLC and 1552 Bway Owner, LLC (incorporated by reference to Exhibit 10.27 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.26

Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.27

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

Exhibit Number	Description of Exhibit

10.29

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.30

Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31

Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to the like-numbered exhibit NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35

Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.36

Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)

10.37

Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)

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

——————

*

Incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.

Date: May 10, 2006	By:	/s/ David T. Hamamoto
David T. Hamamoto Chief Executive Officer

	By:	/s/ Andrew C. Richardson
Andrew C. Richardson Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
3.1

Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 27, 2005)
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
10.4

Amended, Restated and Consolidated Fee and Leasehold Mortgage, Assignment of Leases and Rents and Security Agreement, dated as of December 4, 2002, by and among 729 Demi-Tasse LLC, 1552 Lonsdale LLC, ALGM Leasehold II LLC, ALGM Leasehold III LLC, ALGM Leasehold VI LLC, ALGM Leasehold VIII LLC, ALGM Leasehold IX LLC, ALGM Leasehold X LLC, ALGM Leasehold XII LLC and Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

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

10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.15

Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

Exhibit Number	Description of Exhibit

10.16

Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17

Amended and Restated Junior Subordinated Indenture dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.18

Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.19

Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.20

First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.21

Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.22

Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.23

Third Amendment to the Master Repurchase Agreement, dated as of September 30, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.24

Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, between NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.26 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.25

Agreement of Purchase and Sale, dated as of October 25, 2005, between 1552 Lonsdale LLC and 1552 Bway Owner, LLC (incorporated by reference to Exhibit 10.27 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.26

Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.27

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.29

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

Exhibit Number	Description of Exhibit

10.30

Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31

Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to the like-numbered exhibit NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35

Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.36

Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)

10.37

Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)

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

——————

*

Incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ending September 30, 2004.