Form 10-Q
period 2006-06-30
NORTHSTAR REALTY
filed 2006-08-09
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

——————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number: 001-32330

——————

NORTHSTAR REALTY FINANCE CORP.

(Exact Name of Registrant as Specified in Its Charter)

——————

Maryland	11-3707493
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

527 Madison Avenue, 16th floor
New York, NY 10022

(Address of Principal Executive Offices) (Zip Code)

(212) 319-8801

(Registrant’s Telephone Number, Including Area Code)

——————

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

Yes ☐     No ☒

——————

The Company has one class of common stock, par value $0.01 per share, with 42,306,181 shares outstanding as of August 9, 2006.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2006

Item 1. Financial Statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS:
Cash and cash equivalents	$23,973	$27,898
Restricted cash	87,743	27,501
Real estate debt investments	1,104,997	681,106
Debt securities available for sale	650,584	149,872
Operating real estate, net	316,264	198,708
CDO deposit and warehouse agreements	6,131	9,458
Investments in and advances to unconsolidated ventures	11,906	5,458
Receivables, net of allowance of $4 in 2006 and 2005	13,176	5,218
Unbilled rents receivable	1,790	1,117
Receivables – related parties	512	528
Deferred costs and intangible assets, net	62,981	38,745
Assets of properties held for sale	—	2,918
Derivative instruments	6,973	726
Other assets	12,932	7,312
Total assets	$2,299,962	$1,156,565

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Liabilities:
CDO bonds payable	$1,123,876	$300,000
Mortgage notes and loans payable	259,368	174,296
Liability to subsidiary trusts issuing preferred securities	158,358	108,258
Credit facilities	210,820	243,002
Repurchase obligations	50,277	7,054
Obligations under capital leases	3,413	3,375
Accounts payable and accrued expenses	16,163	9,091
Payables – related parties	58	26
Liabilities of properties held for sale	—	360
Escrow deposits payable	42,011	11,571
Other liabilities	14,572	6,829
Total liabilities	1,878,916	863,862

Minority interest	59,782	44,278
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 500,000,000 shares authorized, 42,306,181 and 30,464,930 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	424	305
Additional paid-in capital	342,228	224,892
Retained earnings	19,680	23,966
Accumulated other comprehensive loss	(1,068)	(738)
Total stockholders’ equity	361,264	248,425
Total liabilities and stockholders’ equity	$2,299,962	$1,156,565

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Revenues and other income:
Interest income	$26,296	$8,485	$45,287	$15,225
Interest income – related parties	2,892	1,962	5,819	3,190
Rental and escalation income	8,017	2,150	14,450	4,070
Advisory and management fee income – related parties	1,490	1,128	2,993	2,071
Other revenue	437	25	2,353	76
Total revenues	39,132	13,750	70,902	24,632
Expenses:
Interest expense	19,835	6,658	34,167	12,314
Real estate properties – operating expenses	1,940	371	3,407	734
General and administrative:
Salaries and other compensation	3,236	1,278	5,499	2,539
Shared services – related party	—	344	—	686
Equity based compensation	2,743	959	4,456	1,759
Insurance	293	217	548	430
Auditing and professional fees	641	711	2,291	2,148
Other general and administrative	1,797	570	2,978	991
Total general and administrative	8,710	4,079	15,772	8,553
Depreciation and amortization	2,843	808	5,338	1,513
Total expenses	33,328	11,916	58,684	23,114
Income from operations	5,804	1,834	12,218	1,518
Equity in earnings of unconsolidated ventures	104	60	196	106
Unrealized gain (loss) on investments and other	(459)	(498)	1,624	549
Realized gain (loss) on investments and other	566	(86)	798	501
Income before minority interest and discontinued operations	6,015	1,310	14,836	2,674
Minority interest	(851)	(270)	(2,249)	(551)
Income from continuing operations before discontinued operations	5,164	1,040	12,587	2,123
Income from discontinued operations, net of minority interest	80	153	103	125
Gain on sale from discontinued operations, net of minority interest	—	8,630	141	8,630
Gain on sale of joint venture interest, net of minority interest	—	—	279	—
Net income	$5,244	$9,823	$13,110	$10,878

Net income per share from continuing operations (basic/diluted)	$0.15	$0.05	$0.39	$0.10
Income (loss) from discontinued operations (basic/diluted)	—	0.01	—	0.01
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	0.41	0.01	0.41
Net income available to common shareholders	$0.15	$0.47	$0.40	$0.52
Weighted average number of shares of common stock:
Basic	34,980,352	21,250,240	32,897,222	21,250,240
Diluted	40,744,276	26,766,315	38,562,576	26,766,315

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)
(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net cash provided by operating activities	$49,023	$619,454 (1)
Cash flows from investing activities:
Acquisition of operating real estate	(78,534)	(65,158)
Deferred lease cost	(42)	(14)
Net proceeds from disposition of operating real estate	2,168	27,988
Acquisition of debt securities available for sale	(508,582)	(74,778)
Debt securities repayments	5,019	—
Acquisitions/originations of real estate debt investment	(523,043)	(231,838)
Real estate debt investments repayments	102,013	—
Intangible asset related to acquisition	(2,833)	—
Increase in CDO warehouse deposits	(18,500)	(12,500)
Net proceeds from CDO warehouse	20,393	988
Restricted cash (CDOs)	(60,673)	(72,330)
Investment in and advances to unconsolidated ventures	(8,738)	(2,026)
Distributions from unconsolidated ventures	186	3,238
Sale of investment in unconsolidated ventures	2,905	—
Net cash used in investing activities	(1,068,261)	(426,430)
Cash flows from financing activities:
Settlement of short sale obligation	—	(11,298)
Collateral held by broker	—	10,226
Mortgage principal repayments	(703)	(25,980)
Mortgage notes and loan borrowings	53,412	57,000
Borrowings from subsidiary trusts issuing preferred securities	50,000	67,020
Payment of deferred financing costs	(16,706)	(9,379)
Borrowings under credit facilities	437,409	227,652
Repayments credit facilities	(469,591)	(233,589)
Repurchase obligation borrowings	57,234	—
Repurchase obligation repayments	(14,011)	(581,506)
Proceeds from issuance of CDO bonds	823,876	300,000
Settlement of derivative	632	—
Proceeds from offering	122,203	—
Offering costs	(7,643)	—
Dividends and distributions	(20,799)	(4,015)
Net cash provided by (used in) financing activities	1,015,313	(203,869)
Net decrease in cash & cash equivalents	(3,925)	(10,845)
Cash & cash equivalents – beginning of period	27,898	47,733
Cash & cash equivalents – end of period	$23,973	$36,888
Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing activities:
Non-cash contribution of operating real estate assets in Wakefield joint venture
Operating real estate assets, net	$43,150	—
Real estate debt investments acquisitions	4,294	—
Mortgage borrowings	(32,363)	—
Minority interest	(15,081)	—
Write off of deferred cost and straight-line rents in connection with disposition of operating real estate	$545	$2,715
Write off of intangible assets related to the sale of joint venture interest	$339	$—

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

Timarron Acquisition

In October 2005, the Company entered into a definitive purchase agreement with Allied Capital (“Allied”) to acquire Timarron Capital Corporation (“Timarron”). Timarron, based in Dallas Texas, was organized by former senior executives of Principal Financial, and other lenders to develop a nationwide commercial mortgage loan origination platform. The Company closed on the transaction on January 19, 2006 for $2.8 million, including closing costs. Timarron was renamed NRF Capital LP (“NRF Capital”) upon the close of the transaction. NRF Capital is a wholly owned subsidiary of the Company and is consolidated in the condensed consolidated financial statement of the Company. The preliminary purchase price was allocated to an intangible asset, since Allied had no equity at January 19, 2006 and there were no tangible assets owned by Timarron.

In connection with the acquisition, the Company entered into a management incentive bonus plan with the senior management of NRF Capital. The bonus plan, as defined in the agreement, is based upon the performance of loans originated by NRF Capital and is payable quarterly in cash over the term of the originated loans. As of June 30, 2006, the Company has accrued $2.1 million related to the bonus plan. These costs are considered a direct cost of originating the loans and, accordingly, are deferred and recognized as a reduction of the related loan’s yield.

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

Recent Accounting Pronouncements

On April 13, 2006, FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R)”. The FSP addresses the approach to determine the variability to consider when applying FIN 46(R), and includes several illustrative examples of how the variability should be considered. The variability that is considered in applying Interpretation 46(R) may affect: (a) the determination as to whether the entity is a variable interest entity (VIE); (b) the determination of which interests are variable interests in the entity; (c) if necessary, the calculation of expected losses and residual returns of the entity; and (d) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R)-6.

A company will apply the guidance in FIN 46(R)-6 prospectively to all entities (including newly created entities) with which that Company first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46(R)-6 is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The adoption did not have a material effect on the Company’s financial statements as a whole since the Company adopted the provisions of FIN 46(R)-6 prospectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Property Acquisitions and Dispositions

Green Pond

Acquisitions

On March 23, 2006, the Company closed on a $21.8 million acquisition of a suburban office building located in Rockaway, New Jersey totaling 121,038 square feet of rentable space (the “Green Pond Property”). The property is net leased to two tenants under leases that expire in 2015 and 2017. The Company financed the acquisition with a $17.5 million non-recourse, first mortgage bearing a fixed interest rate of 5.68%, maturing on April 11, 2016, and the balance in cash.

Wakefield Capital, LLC

In May 2006, the Company entered into a joint venture with Chain Bridge Capital LLC (“Chain Bridge”) to form Wakefield Capital, LLC (“Wakefield”). The joint venture will acquire, finance and/or otherwise invest in senior housing and healthcare-related properties. In connection with the formation of the venture, Chain Bridge contributed substantially all of its assets to Wakefield for its $15.1 million membership interest in the joint venture. The initial portfolio contributed from Chain Bridge consisted of 13 net leased properties, primarily comprised of assisted living facilities, and four loans, most of which are secured by first mortgages on senior housing assets.

At June 30, 2006, the Company contributed capital was $22.0 million and held a 59% interest in the joint venture. The Company controls all major decisions; accordingly, the joint venture’s financial statements are consolidated into the Company’s consolidated financial statements.

Indianapolis Property

On June 30, 2006, the Company closed on a $34.4 million acquisition of a property located in Indianapolis, Indiana totaling 333,600 square feet of rentable space. The property is net leased to one tenant under a lease expiring in 2025. The Company financed the acquisition with a $28.6 million non-recourse, first mortgage loan bearing a fixed interest rate of 6.06%, maturing on February 1, 2017, and the balance in cash.

Dispositions

27 West 34th Street and 1372 Broadway

On January 31, 2006, the Company sold its leasehold interests in 27 West 34th Street and 1372 Broadway, both located in New York City, for $2.3 million recognizing a gain of approximately $141,000, net of minority interest.

At June 30, 2006, the condensed consolidated statements of operations include results of operations of real estate assets sold or held for sale. These assets include 729 Seventh Avenue, which was sold on June 30, 2005, 1552 Broadway, which was sold on November 30, 2005, and 27 West 34th and 1372 Broadway which were sold on January 31, 2006. The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the three and six months ended June 30, 2006 and 2005 (in thousands):

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Property Acquisitions and Dispositions – (continued)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Revenue:
Rental and escalation income	$93	$1,684	$162	$3,491
Interest and other	—	137	1	269
Total revenue	93	1,821	163	3,760
Expenses:
Real estate property operating expenses	—	467	42	923
General and administrative expenses	—	41	—	408
Interest expense	—	881	—	1,715
Depreciation and amortization	—	238	—	556
Total expenses	$—	$1,627	$42	$3,602
Income (loss) from discontinued operations(1)	$93	$194	$121	$158
Gain on disposition of discontinued operations	—	10,871	167	10,871
Income (loss) from discontinued operations before minority interest	93	11,065	288	11,029
Minority interest	(13)	(2,282)	(44)	(2,274)
Income (loss) from discontinued operations, net of minority interest	$80	$8,783	$244	$8,755

——————

(1)

The income for the three months ended June 2006, was a result of additional rents due the Company on 1552 Broadway that was received from the tenant after the property was sold.

4. Debt Securities Available for Sale

The following is a summary of the Company’s available for sale securities at June 30, 2006 and December 31, 2005 (in thousands):

Total Debt Securities Available for Sale	Face Value	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value

As of June 30, 2006	$688,299	$653,411	$(2,827)	$650,584
As of December 31, 2005	$163,300	$149,263	$609	$149,872

5. CDO Deposit and Warehouse Agreements

Warehouse Agreements

On March 17, 2006, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $450 million of CMBS and other real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s next real estate securities CDO. As of June 30, 2006, the Company deposited $6.0 million of cash collateral for the purpose of covering a

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. CDO Deposit and Warehouse Agreements – (continued)

portion of any losses or cost associated with the accumulations of securities that will be made under the warehouse agreement. As of June 30, 2006, the bank accumulated $95.7 million in real estate securities under the terms of the warehouse agreement. The warehouse agreement also provides for the Company’s notional participation in the income that the assets generate after deducting a notional debt cost (the “Carry”).

These agreements are being treated as non-hedge derivatives for accounting purposes and marked-to-market through income. The Company has recorded a $0.4 million unrealized loss and a $0.2 million unrealized gain for the three months ended June 30, 2006 and 2005, respectively, and a $1.6 million and a $0.9 million unrealized gain, for the six months ended June 30, 2006 and 2005, respectively related to the change in fair value of the warehouse agreements which includes the market-to-market of the securities in the warehouse and the net Carry. The collateral to be accumulated under these agreements is expected to be included in a securitization transaction in which the Company intends to acquire all of the equity interests.

6. Real Estate Debt Investments

At June 30, 2006 and December 31, 2005 the Company held the following real estate debt investments (in thousands):

June 30, 2006	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments

Whole loans, floating rate	$400,309	36.2%	3.17%	—	28
Whole loans, fixed rate	23,739	2.1	—	7.04%	8
Subordinate mortgage interests, floating rate	198,384	18.0	5.25	—	17
Mezzanine loans, floating rate	353,126	32.0	5.74	—	19
Mezzanine loan, fixed rate	75,324	6.8	—	11.16	3
Preferred equity, fixed rate	28,755	2.6	—	9.36	2
Other loans – floating	17,246	1.6	1.75	—	5
Other loans – fixed	8,114	0.7	—	5.53	1
Total/Weighted average	$1,104,997	100%	4.50%	9.72%	83

——————

(1)

Approximately $333 million, $378 million and $41 million of these investments serve as collateral for CDO IV, CDO VI, and CDO VII, respectively. The majority of the balance is financed under the Wachovia Facility.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Real Estate Debt Investments – (continued)

December 31, 2005	Carrying Value(2)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments

Whole loans, floating rate	$178,775	26.3%	3.06%	—	10
Whole loans, fixed rate	13,082	1.9	—	5.27%	3
Subordinate mortgage interests, floating rate	237,276	34.8	4.97	—	17
Mezzanine loans, floating rate	223,621	32.8	4.86	—	11
Mezzanine loan, fixed rate	151	0.0	—	15.00	1
Preferred equity, fixed rate	28,201	4.2	—	9.36	2
Total/Weighted average	$681,106	100.0%	4.40%	8.09%	44

——————

(2)

Approximately $320 million of these investments serve as collateral for CDO IV and the balance are financed under the Wachovia Facility or other repurchase agreements.

As of June 30, 2006, all real estate debt investments were performing in accordance with the terms of the underlying loan agreements.

7. Investment in and Advances to Unconsolidated Ventures

CS/Federal Venture

In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $37.9 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which is capitalized to the investment account. These cost will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting.

NSF Venture

In February 2006, the Company sold its interests in the NSF venture to the institutional pension fund which had an equity interest in the NSF venture. As part of the sale, the NSF venture terminated its advisory fee agreements with the Company. The Company recognized a gain on sale of $279,000, net of minority interest. In addition, the Company recognized incentive income of approximately $1.2 million which is included in other revenue in the condensed consolidated statement of operations, which was deferred at December 31, 2005 pursuant to Method 1 of EITF Topic D-96. Subsequent to January 31, 2006, the Company will no longer earn management or incentive fees from the NSF venture or from loans owned directly by the Company’s former joint venture partner.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Borrowings

The following is a table of the Company’s outstanding borrowings as of June 30, 2006 and December 31, 2005 (in thousands):

	Stated Maturity	Interest Rate	Balance at June 30, 2006	Balance at December 31, 2005
Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015	5.65%	$43,640	$43,777
Salt Lake City	9/1/2012	5.16%	16,752	16,919
EDS	10/8/2015	5.37%	49,120	49,120
Executive Center	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,480	—
Indianapolis	2/1/2017	6.06%	28,600	—
Wakefield	8/30/2010	6.56% to 7.22%	39,695	—
Mezzanine loan payable (Chatsworth) (non-recourse)	5/1/2014	6.64%	12,601	13,000
Repurchase obligations	See Repurchase Obligations below	LIBOR varies	50,277	7,054
Wachovia facility	7/12/2008	LIBOR + 0.15% to 2.50%	210,820	243,002
Bank of America credit facility	9/27/2006	LIBOR + 3.25%	—	—
DBAG facility	12/21/2007	LIBOR + 0.75% to 2.25%	—	—
CDO bonds payable (CDO IV)	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
CDO bonds payable (CDO VI)	6/1/2041	LIBOR + 0.55% (average spread)	313,076	—
CDO bonds payable (CDO VII)	6/22/2051	LIBOR + 0.33% (average spread)	510,800	—
Liability to subsidiary trusts issuing preferred securities
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	—
			$1,802,699	$832,610

——————

(1)

The liability to subsidiary trusts have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.80% to 3.25%.

Mortgage Notes Payable

Green Pond Mortgage

In connection with the acquisition of the Green Pond Property located in Rockaway, New Jersey, the Company entered into a loan agreement with a major commercial bank for a non-recourse, first mortgage in the principal amount of $17.5 million. This mortgage matures on April 11, 2016 and bears interest at a fixed rate of 5.68%. The mortgage requires interest only payments through April 11, 2008. Commencing on May 11, 2008, the mortgage will require monthly principal and interest payments in the amount of $101,233, amortizing the principal balance to $15.4 million at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Borrowings – (continued)

Wakefield Mortgage

In connection with the joint venture with Chain Bridge, Wakefield assumed an existing loan facility with a major Institutional Lender providing for up to $60 million of mortgage financing. The facility was entered into in August 2005 and contemplates the financing of new acquisitions made by Wakefield during the term of the facility. As of June 30, 2006, the principal balance under the loan facility was $39.7 million, secured by first mortgages on 14 assisted living and skilled nursing facilities owned by Wakefield. The loan facility matures on August 30, 2010 and bears interest at fixed rates ranging from 6.56% to 7.22%. The weighted average interest rate payable under the facility at June 30, 2006 was 6.71%. The mortgage requires interest only payments through September 30, 2007, and interest and principal payments thereafter, amortizing the principal amount to $37.8 million at maturity.

Indianapolis Mortgage

In connection with the acquisition of the Indianapolis property, the Company entered into a loan agreement with a major commercial bank for a non-recourse, first mortgage in the principal amount of $28.6 million. The mortgage matures on February 1, 2017 and bears interest at a fixed rate of 6.06%. The mortgage requires interest only payments through July 2008, and commencing in August 2008 principal and interest payments of $172,576, amortizing the principal balance to $25.1 million at maturity.

Repurchase Obligations

The Company had $50.2 million of repurchase agreements with one counterparty which is collateralized by $53.1 million of floating rate securities at June 30, 2006. These repurchase agreements are generally used to finance the Company’s floating rate securities, backed by commercial or residential mortgage loans, and other investments prior to obtaining permanent financing. These repurchase obligations mature in less than 30 days, with interest rates of LIBOR. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

Liability to Subsidiary Trusts Issuing Preferred Securities

On March 13, 2006, a wholly owned subsidiary of the Company completed a private placement of $50.0 million of trust preferred securities  (“Trust IV”). The Company owns all of the common stock of Trust IV. The trust preferred securities have a fixed interest rate of 7.95% per annum, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 2.80% per annum.

Trust IV used the proceeds to purchase the Company’s junior subordinated notes which mature on June 30, 2036. These notes represent all of the Trust’s assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities.

Under the provisions of FIN 46(R), the Company determined that the holders of the trust preferred securities are the primary beneficiary of Trust IV. As a result, the Company does not consolidate Trust IV and has reflected the obligation to Trust IV under the caption “Liability to subsidiary trusts issuing preferred securities” in the condensed consolidated balance sheet and will account for the investment in the common stock of Trust IV, which is reflected in Investments in and advances to unconsolidated ventures in the condensed consolidated balance sheet, under the equity method of accounting.

The Company may redeem the notes, in whole or in part, for cash, at par, after June 30, 2011. To the extent the Company redeems notes, Trust IV is required to redeem a corresponding amount of trust preferred securities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Borrowings – (continued)

CDO Bonds Payable

In March 2006, the Company completed its sixth CDO issuance (“CDO VI”). The Company sold the investment grade rated notes having a face amount of $348.4 million, including $70.0 million of revolving floating rate notes, of which only $21.8 million was funded at the closing, and retained all of the below investment grade securities and income notes. CDO VI has the ability to borrow, repay and re-borrow pursuant to the terms of the floating rate revolving notes, both during the ramp-up period and the re-investment period, subject to compliance with certain borrowing conditions.

The net proceeds of CDO VI were used to repay $296.1 million of the outstanding principal balance of the Wachovia Credit Facility. The CDO VI bonds are collateralized by $389.2 million of real estate debt investments consisting of whole loans, junior participations in first mortgages, mezzanine loans, preferred equity investments and bonds of other CDOs.

In June 2006, the Company completed its seventh CDO issuance (“CDO VII”). The Company sold investment grade notes having a face amount of $510.8 million and retained all the below investment grade securities and income notes. The CDO VII bonds are collateralized by $460.0 million of real estate securities, $41.3 million real estate debt investments and $40.0 million of cash.

Wachovia Facility

On June 6, 2006, the Company amended its master repurchase agreement with Wachovia Bank, National Association (the “Wachovia Facility”). Following the amendment, the Company may now borrow up to $500 million under the Wachovia Facility in order to finance the origination and acquisition of senior and subordinate debt and other real estate loans and securities. The additional capacity and flexibility under the Wachovia Facility will allow the Company to accumulate collateral for its next contemplated real estate debt CDO and to continue to finance other investments.

Advance rates under the Wachovia Facility range from 50% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the Wachovia Facility bear interest at spreads of 0.15% to 2.50% over one-month LIBOR, depending on the type collateral for which the amount is borrowed. Additionally, if a securitization transaction with respect to the collateral subject to the Wachovia Facility is not consummated by March 23, 2007, certain advances under the Wachovia Facility will be subject to commitment and unused fees.

Scheduled principal payment requirements on the Company’s borrowings are as follows as of June 30, 2006 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Liability to Subsidiary Trusts Issuing Preferred Securities	Repurchase Obligations	CDO Bonds Payable

2006	$51,298	$1,021	$—	$—	$50,277	$—
2007	2,727	2,727	—	—	—	—
2008	214,410	3,590	210,820	—	—	—
2009	4,112	4,112	—	—	—	—
2010	41,975	41,975	—	—	—	—
Thereafter	1,488,177	205,943	—	158,358	—	1,123,876
Total	$1,802,699	$259,368	$210,820	$158,358	$50,277	$1,123,876

At June 30, 2006, the Company was in compliance with all covenants under its borrowings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Related Party Transactions

Shared Facilities and Services Agreement

On October 29, 2005, the Company terminated the shared facilities and services agreement and entered into a more limited sublease agreement with NCIC. Under the new sublease effective November 1, 2005, the Company rents from NCIC office space currently used by its accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NCIC facilities. These direct costs are reflected in other general and administrative expenses. Total rent expense incurred by the Company under the sublease agreement was $0.1 million and $0.2 million for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005 fees and expenses incurred by the Company under the shared facilities and services agreement was $0.3 million and $0.7 million, respectively.

Advisory and Management Fee Income

The off-balance sheet CDO’s, CDO I, CDO II, CDO III and CDO V entered into agreements with the Company, through NS Advisors LLC, a wholly-owned subsidiary of the Company, to perform certain advisory services.

The Company earned advisory fees of approximately $1.5 million, $2.9 million and $1.0 million, $1.8 million for the three and six months ended June 30, 2006 and 2005, respectively. These fees earned under these agreements are classified as “Advisory and management fee income – related parties” in the condensed consolidated statement of operations. The unpaid advisory fees of $250,000 and $224,000 are included in related party-receivables in the condensed consolidated balance sheet at June 30, 2006 and December 31, 2005, respectively.

The Company also earned a structuring fee of $500,000 in connection with the closing of CDO III in March 2005. The fee was used to reduce the Company’s investment in CDO III, which is classified under debt securities available for sale in the condensed consolidated balance sheet.

The Company also earns interest income related to its investment in the off-balance sheet CDO’s (see Note 16). The interest income related to these investments is classified as Interest income – related parties in the condensed consolidated statement of operations.

NSF Venture

The Company earned and recognized advisory fees of approximately $60,000 for the three and six months ended June 30, 2006 and $0.1 million and $0.3 million for the three and six months ended June 30, 2005, respectively. During the first quarter the Company sold its joint venture interest and will no longer earn advisory fees from this venture. In connection with the sale, the Company recognized incentive income of approximately $1.2 million which is included in other revenue in the condensed consolidated statement of operations for the six months ended June 30, 2006 and was deferred at December 31, 2005 pursuant to Method 1 of EITF Topic D-96.

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

In connection with the closing of CDO VI and CDVO VII the Company entered into various swap agreements to fix the LIBOR rate on a portion of the Company’s variable rate debt. All hedges are currently effective. The following table summarizes the notional amounts and fair

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Derivatives and Hedging Activities – (continued)

values of the Company’s derivative financial instruments as of June 30, 2006 and December 31, 2005 (in thousands):

	Notional Amount	Fair Value	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps, treated as hedges
As of June 30, 2006	$509,697	$6,973	4.18%-5.53%	March 2010-August 2018
As of December 31, 2005	53,242	726	4.18%-5.03%	March 2010-August 2018

11. Stockholders’ Equity

Common Stock

In March 2006, the Company granted a total of 4,808 shares to a new member of the Company’s Board of Directors.

In May 2006, the Company issued 17,049 shares to its Board of Directors, as part of their annual grants.

In May 2006, the Company completed a public offering for 10,000,000 shares at $10.60 per share and in June 21, 2006 the underwriters exercised their over-allotment option and acquired 1,528,616 additional shares. The net proceeds of approximately $114.6 million were used to pay down short term debt and to fund new investments.

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

Comprehensive Income

The following table summarizes comprehensive income for the three and six months ended June 30, 2006 and 2005 (in thousands).

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net income	$5,244	$9,823	$13,110	$10,878
Unrealized gain (loss) on debt securities available for sale and derivatives	845	1,456	(330)	3,711
Comprehensive Income	$6,089	$11,279	$12,780	$14,589

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Minority Interest

Minority interest of the Company consists of the following:

The aggregate limited partnership interests or OP Units in the Operating Partnership are held by limited partners (the “Unit Holders”). Income  is allocated  based on the Unit Holder’s ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the ‘‘Common Shares’’ or ‘‘Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2006, Minority interest related to the aggragate limited partnership units of 5,762,027 was $44.7 million.

In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. The joint venture is consolidated in the condensed consolidated financial statements and Chain Bridge’s capital is treated as minority interest. Income is allocated as defined in the Wakefield LLC agreement. There was no income allocated for the three and six months ended June 30, 2006.

13. Earnings Per Share

The Company’s basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For purposes of calculating earnings per share, the Company considered all unvested restricted stock which participates in the dividends of the Company to be outstanding. The computation of diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest in the Operating Partnership which are considered convertible securities. The operating partnership units are exchangeable for common shares on a one-for-one basis. Additionally, income is allocated to all unit holders including the Company on a pro-rata basis. The conversion of these units to common shares are not dilutive to earnings per share.

14. Equity Based Compensation

Long Term Incentive Bonus Plan

On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the “Incentive Bonus Plan”), in order to retain and incentive officers and certain key employees of the Company, co-employees of the Company and NCIC and employees of NCIC who provided services to the Company pursuant to the shared facilities and services agreement. Up to 2.5% of the Company’s total capitalization as of consummation of the IPO is available to be paid under the Incentive Bonus Plan in cash, shares of common stock of the Company or other share-based form at the discretion of the compensation committee of the Company’s board of directors, if certain return hurdles are met.

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

Each of the participants will be entitled to receive half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning October 1, 2005 and such participant is employed through the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Equity Based Compensation – (continued)

end of this first performance period. Each of the participants will be entitled to the other half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning on October 1, 2006 and such participant is employed through the end of this second performance period. If the Company does not meet the performance hurdles for either period, the award amounts are generally forfeited, provided that, if the Company does not meet the return hurdle for the one-year period beginning October 1, 2005, but the Company meets the return hurdle for the two-year period beginning October 1, 2005 (determined by averaging the Company’s performance over the 2-year period) and a participant is employed through the end of this two-year period, such participant will be entitled to receive his or her total reserved amount.

At June 30, 2006, management has made its best estimate of the Company’s performance during the performance periods, based on the facts and information currently available and assumptions regarding the investments pursuant to the Company’s stated business strategy and returns on future investments. On the basis of the foregoing, management has estimated that the Company will meet the return hurdle in each of these performance periods. Accordingly, the Company has recorded compensation expense, with respect to provisional awards under the 2004 Long Term Incentive Bonus Plan, in the amount of $558,000 and $950,000 for the three and six months ended June 30, 2006, respectively.

Employee Outperformance Plan

In connection with the employment agreement of the Company’s chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company’s real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company’s chief investment officer an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company’s chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company’s buyout option, he will be eligible to receive a portion of the future annual payments otherwise payable to him while employed based on a vesting formula, as defined in the agreement. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination ranges from 20% of what he would otherwise receive for most recently created income streams to 100% of eligible income streams that are five or more years old. Approximately $264,000 and $408,000 of compensation has been earned by the Company’s chief investment officer under this plan for the three and six months ended June 30, 2006 respectively.

Omnibus Stock Incentive Plan

On January 23, 2006 and April 10, 2006, the Operating Partnership granted an aggregate of 429,913 and 58,357 LTIP units, respectively which are units of partnership interests that are structured as profits interests (“LTIP units”), to certain employees of the Company pursuant to the 2004 Omnibus Stock Incentive Plan. The LTIP units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter beginning with the quarter ended April 29, 2006. In addition, the LTIP unit holders are entitled to dividends on the entire grant so long as they are employed by the Company.

2006 Outperformance Plan

In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the “Outperformance Plan”), a long-term compensation program, to further align the interests of the Company’s stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a “performance pool” if the Company’s total return to stockholders for the period from

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Equity Based Compensation – (continued)

January 1, 2006 (measured based on the average closing price of our common stock for the 20 trading days prior to January 1, 2006) exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the Outperformance Plan will be allocated among the Company’s employees in accordance with the percentage specified in each employee’s award agreement. Although the amount of the awards earned under the Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the Outperformance Plan in accordance with SFAS 123 (R) “Stock Based Compensation”. The fair value of the Outperformance Plan on the date of adoption was determined to be $4.1 million based upon a third-party appraisal by an independent firm that is an expert in valuing performance-based compensation plans. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $283,000 and $567,000 for the three and six months ended June 30, 2006 related to the Outperformance Plan, respectively.

15. Segment Reporting

The Company’s real estate debt segment is focused on originating, structuring and acquiring senior and subordinate debt investments secured primarily by commercial real estate properties. The Company generates revenues from this segment by earning interest income from its debt investments and its operating expenses consist primarily of interest costs from financing the assets. This segment generates income from operations by earning a positive spread between the yield on its assets and the interest cost of its debt. The Company evaluates performance and allocates resources to this segment based upon its contribution to income from continuing operations.

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

The Company’s operating real estate segment is focused on acquiring commercial real estate facilities located throughout the U.S. that are primarily leased under long-term triple-net leases to corporate tenants. Triple-net leases generally require the lessee to pay all costs of operating the facility, including taxes and insurance and maintenance of the facility. The Company’s net-leased facilities are currently located primarily in New York, Ohio, California, Utah, Pennsylvania, New Jersey, Indiana and Michigan. Revenues from these assets are generated from rental income received from lessees of the facilities, and operating expenses include interest costs related to financing the assets, operating expenses, real estate taxes, insurance, ground rent and repairs and maintenance. The segment generates income from operations by leasing these facilities at a higher rate than its costs of owning and financing the assets. The following table summarizes segment reporting for the three and six months ended June 30, 2006 and 2005 (in thousands).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Segment Reporting – (continued)

	Operating Real Estate	Real Estate Debt	Real Estate Securities(1)	Unallocated(2)	Consolidated Total

Total revenues for the three months ended
June 30, 2006	$8,331	$26,114	$4,606	$81	$39,132
June 30, 2005	2,149	6,108	2,870	2,623	13,750

Income (loss) from continuing operations for the three months ended
June 30, 2006	295	12,977	3,127	(10,384)	6,015
June 30, 2005	83	3,592	1,830	(4,195)	1,310

Net income (loss) for the three months ended
June 30, 2006	375	12,977	3,127	(11,235)	5,244
June 30, 2005	8,874	3,592	1,830	(4,473)	9,823

Total revenues for the six months ended
June 30, 2006	14,898	47,405	8,369	230	70,902
June 30, 2005	4,074	9,007	4,920	6,631	24,632

Income (loss) from continuing operations for the six months ended
June 30, 2006	181	24,540	8,736	(18,621)	14,836
June 30, 2005	135	5,530	4,944	(7,935)	2,674

Net income (loss) for the six months ended
June 30, 2006	425	24,819	8,736	(20,870)	13,110
June 30, 2005	8,890	5,530	4,944	(8,486)	10,878

Total assets as of June 30, 2006	$384,295	$1,269,655	$628,621	$17,391	$2,299,962

——————

(1)

The Company uses non-recourse debt in the form of collateralized debt obligations to match fund its security investments. These CDO financings are currently accounted for as off-balance sheet financings; therefore the Company’s securities investments on its balance sheet are not indicative of total real estate securities under management. The Company had $1.6 billion and $1.7 billion of real estate securities in these off-balance sheet financings as of June 30, 2006 and December 31, 2005, respectively. Under the new interpretation Fin 46(R)-6 all new investment grade CDO’s will be consolidated. See Note 2.

(2)

Unallocated other expenses is comprised of corporate level general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Pro Forma Financial Information

As discussed in Note 3, the Company acquired and disposed of interests in certain operating real estate properties during the three and six months ended June 30, 2006. The pro forma financial information set forth below is based upon the Company’s historical condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, adjusted to give effect of these transactions as of January 1, 2005.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred January 1, 2005, nor does it purport to represent the results of future operations (in thousands, except per share amounts).

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Pro forma revenues	$40,677	$21,002	$75,318	$39,179
Pro forma net income	$5,246	$1,160	$12,857	$2,256
Pro forma net income per common share – basic	$0.15	$0.05	$0.39	$0.11

17. Off-Balance Sheet Arrangements

As of June 30, 2006, the Company had the following off balance sheet arrangements described below.

The Company’s potential losses in CDO I, CDO II, CDO III and CDO V are limited to its aggregate carrying value which was approximately $101.3 million and $90.1 million at June 30, 2006 and December 31, 2005, respectively.

The terms of the portfolio of real estate securities held by CDO I, CDO II, CDO III and CDO V are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II, CDO III and CDO V  have not incurred any losses on any of their securities investments from the date of purchase through June 30, 2006. The Company receives quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V, each representing its proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II, CDO III and CDO V. The Company’s residual interests in the cash flows of CDO I, CDO II, CDO III and CDO V are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of June 30, 2006 and December 31, 2005:

	CDO Collateral			CDO Notes
As of June 30, 2006	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes (in thousands)(1)	Weighted Average Interest Rate	Stated Maturity

CDO I	$349,490	6.65%	5.59	$330,280	6.20%	8/1/2038
CDO II	$382,888	6.34%	6.05	$352,645	5.73%	6/1/2039
CDO III	$395,520	6.41%	6.15	$361,000	5.83%	6/1/2040
CDO V	$500,350	5.99%	9.08	$461,500	5.12%	9/5/2045

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Off-Balance Sheet Arrangements – (continued)

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

CDO I, CDO II, CDO III and CDO V are variable interest entities. However, management has determined that it and its predecessor were not primary beneficiaries of CDO I, CDO II, CDO III and CDO V and as such, in accordance with FIN 46(R) did not consolidate CDO I, CDO II, CDO III and CDO V. See Note 2 new interpretation Fin 46(R)-6

18. Commitments and Contingencies

Future Commitment for Salary Payments under Terminated Employment Contracts

In connection with the separation agreement entered into with our former chief financial officer, the Company is required to make salary continuation payments equal to two years’ base salary of $275,000 and pay a pro-rated 2006 bonus and vacation of approximately $94,000. The Company has also agreed to accelerate vesting of certain LTIP Units granted under the 2004 Omnibus Stock Incentive Plan. The former chief financial officer forfeited his awards under the Incentive Bonus Plan and will be entitled to equity awards or cash, at the option of the Company, in the amount of $340,000 in the third quarter of 2006 upon completion of certain agreed upon services. As a result, the Company has recorded additional compensation expense of $644,000 and additional equity-based compensation of $484,000 in second quarter of 2006.

Contractual Lease Obligation

On June 30, 2006, the Company entered into a lease agreement with Boston Properties Inc. to lease 23,021 square feet of office space. The lease term is from September 1, 2006 to August 31, 2017. The Company was required to provide a security deposit of $1.6 million, which is recorded in Other Assets in the condensed consolidated balance sheet. The following table sets forth the minimum annual rental payments under the lease (in thousands):

Period	Annual Rent

9/1/2006-8/31/2009	$2,187
9/1/2009-8/31/2013	$2,256
9/1/2013-8/31/2017	$2,325

The Company is entitled to five months of rent concession commencing on September 1, 2006 and required to pay a pro-rata share of expenses, as defined in the lease agreement. The new lease will replace the existing corporate headquarters sublease. See note 9.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19. Subsequent Events

Dividends

On July 25, 2006, the Company declared a cash dividend of $0.30 per share of common stock. The dividend is expected to paid on August 11, 2006 to the shareholders on record as of the close of business on August 4, 2006.

Liability to Subsidiary Trust Issuing Preferred Securities

On August 1, 2006, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust V, completed a private placement of $30 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes due September 30, 2036 issued by the Operating Partnership and guaranteed by the Company. The trust preferred securities and the notes have a 30-year term, ending September 30, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.70%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for 10 years at 8.16%. The securities are redeemable at par beginning September 30, 2011.

Operating Real Estate

In July 2006, the Company closed a $45.5 million acquisition of a 183,529 square foot building in Aurora Colorado. The property is net leased to a single tenant under a lease that expires in June 2015. The property was financed with a $33.5 million non-recourse, first mortgage with a fixed interest rate 6.224%, maturing in July 2016.

The Company has entered into a contract to acquire a portfolio of 9 properties for a purchase price of $63.3 million. The properties have a total square footage of 468,111 and are net leased to two tenants with leases that expire in 2016 through 2024. The Company anticipates financing the transaction with non-recourse, first mortgage debt from a major financial institution.

Real Estate Debt Investments

Subsequent to June 30, 2006, the Company closed on $94.4 million of new real estate debt investments, consisting of three floating rate and one fixed rate whole loans. The weighted average interest rate of these investments are LIBOR plus a spread of 2.78% and a fixed rate of 9.13%, respectively.

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

We commenced operations upon the consummation of our IPO. We conduct substantially all of our operations and make our investments through our operating partnership, of which we are the sole general partner. Through our operating partnership, Northstar Realty Finance Limited Partnership, including its subsidiaries, we:

•

originate, structure and acquire senior and subordinate debt investments secured primarily by commercial properties;

•

invest in commercial real estate debt securities, including CMBS, REIT unsecured debt, credit tenant loans and unsecured subordinate securities of commercial real estate companies; and

•

acquire properties that are primarily net leased to corporate tenants.

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

Real Estate Debt

We originate and invest in real estate debt instruments secured by commercial and multifamily properties; including first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans and preferred equity interests in borrowers who own such properties. The ability to directly originate these types of debt instruments allows us a greater degree of control in structuring the investment and allows us to maintain direct relationship with our borrower.

Our real estate debt investments are either floating or fixed rate and we initially finance real estate debt investments primarily with secured revolving credit facilities. We then match fund these assets in the asset-backed markets through the issuance of CDOs. We sell the investment grade classes of notes and retain the non-investment grade and equity classes. We earn a spread between the yield on the assets and the interest expense incurred on the CDO debt issued and through our ownership of the subordinate interests in the CDO. We have completed two real estate debt CDOs, CDO IV which closed in June 2005 and CDO VI which closed in March 2006.

These CDOs are collateralized by approximately $781.9 million of real estate debt investments consisting of whole loans, junior participation, mezzanine loans, preferred equity investments, real estate securities, and bonds of our other CDO’s.

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

During the warehouse accumulation period, our participation under the warehouse agreement is reflected in our financial statements as a non-hedge derivative, which is recorded at fair value and any unrealized gain or loss is charged to operations. Based on our analysis of our investment grade CDO issuers, they were determined to be variable interest entities under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The financial statements of CDO I, CDO II, CDO III and CDO V are not consolidated into our financial statements as of June 30, 2006 and December 31, 2005 since we are not the primary beneficiary. Accordingly, we have designated these beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II, III and V as available for sale securities as they meet the definition of a debt instrument due to their underlying redemption provisions. We earn interest income on these investments.

On April 13, 2006, the FASB issued Fin 46(R)-6, under this new interpretation our recently closed investment grade CDO or CDO VII is consolidated.

Net Lease Properties

We earn rental income from our real estate portfolio. These properties are a combination of office, industrial and retail properties that are net leased to corporate tenants and with the addition of the Wakefield JV we have expanded our net lease portfolio with the addition of senior housing and health care-related facilities.

In March 2006, we acquired another net lease property, located in Rockaway, New Jersey, for $21.8 million. The property has 121,038 rentable square feet and is net leased to two tenants under leases that expire in 2015 and 2017.

In May 2006, the Company entered into a joint venture with Chain Bridge to form Wakefield. The joint venture will acquire, finance and/or otherwise invest in senior housing and healthcare-related properties. In connection with the formation of the venture, Chain Bridge contributed substantially all of its assets to Wakefield. The initial portfolio contributed from Chain Bridge consisted of thirteen net leased properties, primarily comprised of assisted living facilities, and several loans, most of which are secured by first mortgages on senior housing assets.

In June 2006, the Company acquired another net lease property for $34.4 million located in Indianapolis, Indiana, totaling 333,600 square feet of rentable space. The property is net leased to one tenant under a lease that expires in 2025.

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

Critical Accounting Policies

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Critical Accounting policies” for a discussion of our critical accounting policies. For the three months ended June 30, 2006 there were no material changes to these policies.

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

We will apply the guidance in FSP FIN 46(R)-6 prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. Early application is permitted for periods for which financial statements have not yet been issued. Retrospective application to the date of the initial application of FIN 46(R) is permitted but not required. Retrospective application, if elected, must be completed no later than the end of the first annual reporting period ending after July 15, 2006. The Company does not believe the adoption will have a material effect on its financial statements as a whole since it will adopt the provisions of FIN 46(R)-6 prospectively. We will consolidate our newly created CDO issuances under the provisions of FIN 46(R)-6.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Revenues

Interest Income

Interest income for the three months ended June 30, 2006 totaled $26.3 million, representing an increase of $17.8 million or 210%, compared to $8.5 million for the three months ended June 30, 2005. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate securities and real estate debt on investments with a net book value of $1.3 billion subsequent to June 30, 2005. This was offset by a decrease of $3.8 million in interest income related to the liquidation of approximately $212.5 million of our short term AAA-rated, floating rate securities by the fourth quarter of 2005.

Interest Income – Related Parties

Interest income from related parties for the three months ended June 30, 2006 totaled $2.9 million, representing an increase of $0.9 million, or 45%, compared to $2.0 million for the three months ended June 30, 2005. The increase was attributable to increased investment activity related to our investment grade CDOs. CDO V closed September 22, 2005 and we acquired all of the non-investment grade note classes of this financing, as well. These acquisitions contributed approximately $1.1 million of additional interest income for the three months ended June 30, 2006. This was offset by a decrease in interest income related to the sale of $10.0 million (face amount) of the “BB” rated notes of CDO II to one of our off-balance sheet CDO’s in the third quarter of 2005.

Rental and Escalation Income

Rental and escalation income for the three months ended June 30, 2006 totaled $8.0 million, representing a $5.9 million, or 281% increase compared to $2.1 million for the three months ended June 30, 2005. The increase was attributable to the following acquisitions made subsequent to June 30, 2005: the Salt Lake City property in August 2005; the EDS portfolio in September 2005; the Executive Center portfolio in December 2005; the Green Pond property in March 2006; and the Wakefield JV properties which closed in May 2006, which collectively contributed additional rental income of $5.8 million. In addition, the Chatsworth portfolio’s rental income increased by $0.3 million over the prior year, due to a rent increase based on the CPI index and an increase in real estate escalations due to a real estate tax reassessment which is entirely reimbursed by the tenant. See corresponding increase to “Real Estate Properties – Operating Expenses”. This increase was offset by lower income of $0.2 million from the New York portfolio due to the expiration of one of our leasehold interests.

Advisory and Management Fee Income – Related Parties

Advisory fees from related parties for the three months ended June 30, 2006 totaled $1.5 million, representing an increase of approximately $0.4 million, or 37%, compared to $1.1 million for the three months ended June 30, 2005. The increase was comprised primarily of higher fees earned for CDO V, which closed September 22, 2005 of $0.5 million. This increase was offset by a decrease in fees earned from the NSF venture of approximately $0.1 million, due to termination of our advisory fee agreement on February 1, 2006.

Other Revenue

Other revenue for the three months ended June 30, 2006 totaled $0.4 million, representing an increase of $0.4 million or 100% compared to the three months ended June 30, 2005. The increase is primarily attributable to prepayment fees on the early repayment of one of our real estate debt investments and expense reimbursements at two properties of our net lease portfolio.

Expenses

Interest Expense

Interest expense for the three months ended June 30, 2006 totaled $19.8 million, representing an increase of $13.1 million or 196%, compared to $6.7 million for the three months ended June 30, 2005. This increase was primarily attributable to an increase in debt outstanding from the financing of our new investments. Our on-balance sheet investments increased from $725.4 million as of June 30, 2005 to $2.1 billion in June 30, 2006. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

Real Estate Properties – Operating Expenses

Property operating expenses for the three months ended June 30, 2006 totaled $1.9 million, representing an increase of $1.5 million, compared to $0.4 million for the three months ended June 30, 2005. The increase was attributable to the following net lease acquisitions made subsequent to June 30, 2005: the Salt Lake City property; the EDS portfolio; the Executive Center portfolio; the Green Pond property; and the Wakefield properties which collectively contributed to an increase of $1.3 million of property operating expenses. In addition, there was approximately a $0.2 million increase from the Chatsworth portfolio’s as a result of an increase in real estate taxes as a result of a real estate tax reassessment. The real estate tax expense is entirely reimbursed by the tenant.

General and Administrative

Total general and administrative expenses for the three months ended June 30, 2006 totaled $8.7 million, representing an increase of $4.6 million, or 113%, compared to $4.1 million for the three months ended June 30, 2005. The increase in general and administrative expenses was comprised of the following:

Salaries and other compensation for the three months ended June 30, 2006 totaled $3.2 million, representing an increase of approximately $1.9 million, or 147%, compared to $1.3 million for the three months ended June 30, 2005. The increase was primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses throughout 2005 into 2006, the termination of shared services agreement in November 2005 and the acquisition of a loan origination business in January 2006 resulting in an additional $0.4 million of compensation expense for the second quarter of 2006. In connection with an agreement entered into with our former CFO which entitled him to two years base salary, we recorded a one time charge to compensation expense of $0.6 million.

Shared services – related party decreased 100% from the three months ended June 30, 2005 as a result of the termination of the shared facilities and services agreement on October 29, 2005. We entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, we rent from NorthStar Capital office space currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses.

Equity based compensation expense for the three months ended June 30, 2006 totaled $2.7 million, representing an increase of $1.8 million, or 200%, compared to $0.9 million for the three months ended June 30, 2005. The increase was attributable to approximately $0.2 million in connection with an employee outperformance bonus plan for our chief investment officer, approximately $0.8 million in connection with the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan (which includes additional grants on January 23, 2006 of 429,913 LTIP units, 58,357 LTIP units on April 10, 2006 and $0.4 million related to the accelerated LTIP vesting of the former CFO grants), $0.5 million in connection with our Long-Term Incentive Bonus Plan, and compensation expense of $0.3 million in connection with our 2006 Outperformance Plan which was approved by the Compensation Committee of our Board of Directors in January of 2006 and $0.2 million in connection with the annual grants to our Board of Directors. This was offset by a decrease of $0.2 million in stock based compensation which related to LTIP units granted to the Chief Investment Officer as part of a buyout of a profits interest in NS Advisors LLC. This LTIP grant was fully expensed in July of 2005.

Auditing and professional fees for the three months ended June 30, 2006 totaled $0.6 million, representing a decrease of $0.1 million, or 15%, compared to $0.7 million for the three months ended June 30, 2005. The decrease was primarily attributable to lower costs in connection with the quarterly financial statements.

Insurance for the three months ended June 30, 2006 totaled $0.3 million, representing an increase of $0.1 million, compared to $0.2 million for the three months ended June 30, 2005. The increase was attributable to higher costs incurred for directors and officers liability policies renewed in October 2005 and umbrella insurance coverage for the net lease properties acquired after June 30, 2005.

Other general and administrative expenses for the three months ended June 30, 2006 totaled $1.8 million, representing an increase of approximately $1.2 million, compared to $0.6 million for the three months ended June 30, 2005. Approximately $0.9 million of the increase was primarily attributable to increased public company costs, which includes printing expense, annual reports, public relations and software costs, direct office costs incurred in connection with the limited sublease agreement, licensing fees and approximately $0.3 million in connection with our loan origination business that we acquired on January 19, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2006 totaled $2.8 million, representing an increase of $2.0 million, compared to $0.8 million for the three months ended June 30, 2005. This increase was primarily attributable to the following net lease acquisitions made subsequent to June 30, 2005: the Salt Lake City property; the EDS portfolio; the Executive Center portfolio; the Green Pond property; and the Wakefield properties.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the three months ended June 30, 2006 totaled $104,000, representing an increase of $44,000, compared to the three months ended June 30, 2005. The increase was attributable to the CS/Federal Venture interest, a new joint venture we entered into in February 2006. We recognized $104,000 which represented our share of the net income of the CS/Federal Venture. The income was offset by a decrease of $60,000 relating to NSF venture as a result of the sale of our interest in the NSF venture on February 1, 2006.

Unrealized Gain (Loss) on Investments and Other

Unrealized gain (loss) on investments and other decreased by approximately $0.1 million for the three months ended June 30, 2006 to $0.4 million from $0.5 million for the three months ended June 30, 2005 primarily due to increasing interest rates resulting in the changes of the fair market value of fixed-rate collateral held under the warehouse agreements. The unrealized loss on investments for the three months ended June 30, 2006 consisted of a $0.4 million mark-to-market loss on the securities and $0.5 million gain that represents the net Carry on the accumulated securities held under the CDO VIII warehouse agreement. This was offset by a net unrealized mark-to-market loss of $0.6 million related to the closing of CDO VII and the termination of the warehouse agreement. Unrealized gains on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term included in the financial reporting period.

Realized Gain on Investments and Other

The realized gain of $0.6 million for the three months ended June 30, 2006 related to gain on the net Carry in connection with the closing of CDO VII and termination of the warehouse agreement. The realized loss of $0.1 million for the three months ended June 30, 2005 was attributable to the increase in fair value related to the net Carry of securities during the warehouse period which we recognized at the close of CDO V. This was offset by a $0.1 million loss related to the sale of our investments in AAA-rated, short term, floating rate securities.

Income from Discontinued Operations, Net of Minority Interest

Income from discontinued operations represents the operations of properties sold or held for sale during the period. We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations. The income for the second quarter was a result of additional percentage rent received from a tenant, relating to a period when we owned the property.

Gain on Sale from Discontinued Operations, Net of Minority Interest

We sold our leasehold interest in 729 Seventh Avenue in June 2005 and recognized a gain on sale, net of minority interest of $8.6 million for the three months ended June 30, 2006. We had no such gain for the three months ended June 30, 2006.

Comparison of the Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Revenues

Interest Income

Interest income for the six months ended June 30, 2006 totaled $45.3 million, representing an increase of $30.1 million or 198%, compared to $15.2 million for the six months ended June 30, 2005. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate securities and real estate debt on investments with a net book value of approximately $1.3 billion subsequent to June 30, 2005. This was offset by a decrease of $6.5 million in interest income related to the liquidation of approximately $212.5 million of our short term AAA-rated, floating rate securities by the fourth quarter of 2005.

Interest Income – Related Parties

Interest income from related parties for the six months ended June 30, 2006 totaled $5.8 million, representing an increase of $2.6 million, or 82%, compared to $3.2 million for the three months ended June 30, 2005. The increase was attributable to increased investment activity related to our investment grade CDOs. CDO III closed on March 10, 2005 and we acquired all of the non-investment grade note classes. CDO V closed September 22, 2005 and we acquired all of the non-investment grade note classes of this financing, as well. These acquisitions contributed approximately $2.7 million of additional interest income for the six months ended June 30, 2006. This was offset by a decrease in interest income related to the sale of $10.0 million (face amount) of the “BB” rated notes of CDO II to one of our off-balance sheet CDO’s in the third quarter of 2005.

Rental and Escalation Income

Rental and escalation income for the six months ended June 30, 2006 totaled $14.5 million, representing a $10.4 million or 254% increase compared to $4.1 million for the six months ended June 30, 2005. The increase was attributable to the following acquisitions made subsequent to June 30, 2005: the Salt Lake City property in August 2005; the EDS portfolio in September 2005; the Executive Center portfolio in December 2005; the Green Pond property in March 2006; and the Wakefield properties in May 2006, which collectively contributed additional rental income of $10.2 million. In addition, the Chatsworth portfolio’s rental income increased by $0.5 million over the prior year, due to a rent increase based on the CPI index and increase in real estate tax escalations due to a real estate tax reassessment which is entirely reimbursed by the tenant. See corresponding increase to “Real Estate Properties – Operating Expenses”. This increase was offset by lower income of $0.3 million from the New York portfolio due to the expiration of one of our leasehold interests.

Advisory and Management Fee Income – Related Parties

Advisory fees from related parties for the six months ended June 30, 2006 totaled $3.0 million, representing an increase of approximately $0.9 million, or 43%, compared to $2.1 million for the six months ended June 30, 2005. The increase was comprised primarily of higher fees earned for CDO III (which closed March 10, 2005) and CDO V (which closed September 22, 2005) of $1.2 million. This increase was offset by a decrease in fees earned from the NSF venture of approximately $0.3 million, due to termination of our advisory fee agreement on February 1, 2006.

Other Revenue

Other revenue for the six months ended June 30, 2006 totaled $2.3 million, representing an increase of $2.2 million or 100% compared to the six months ended June 30, 2005. The increase is primarily attributable to recognition of incentive income of $1.2 million in connection with sale of our interest in the NSF venture on February 1, 2006. In addition, we recognized approximately $0.7 million, mainly from prepayment fees on the early repayment of four of our real estate debt investments and $0.3 million related to other reimbursement income from our net lease properties.

Expenses

Interest Expense

Interest expense for the six months ended June 30, 2006 totaled $34.1 million, representing an increase of $21.8 million or 178%, compared to $12.3 million for the six months ended June 30, 2005. This increase was primarily attributable to an increase in the financing of our new investments. Our on-balance sheet investments increased from $725.4 million as of June 30, 2005 to $2.1 billion in June 30, 2006. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

Real Estate Properties – Operating Expenses

Property operating expenses for the six months ended June 30, 2006 totaled $3.4 million, representing an increase of $2.7 million, compared to $0.7 million for the six months ended June 30, 2005. The increase was attributable to the following net lease acquisitions made subsequent to June 30, 2005: the Salt Lake City property; the EDS portfolio; the Executive Center portfolio; the Green Pond property; and the Wakefield properties, which collectively contributed to an increase of $2.5 million of property operating expenses. In addition there was an increase of approximately $0.2 million from the Chatsworth portfolio as a result of an increase in real estate taxes as a result of a real estate tax reassessment. The real estate tax expense is entirely reimbursed by the tenant.

General and Administrative

Total general and administrative expenses for the six months ended June 30, 2006 totaled $15.8 million, representing an increase of $7.2 million, or 84%, compared to $8.6 million for the six months ended June 30, 2005. The increase was comprised of the following:

Salaries and other compensation for the six months ended June 30, 2006 totaled $5.5 million, representing an increase of approximately $3.0 million, or 120%, compared to $2.5 million for the six months ended June 30, 2005. The increase was primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses throughout 2005 into 2006, the termination of shared services agreement in November 2005 and the acquisition of a loan origination business on January 19, 2006 resulting in an additional $0.8 million of compensation expense for the half of 2006. In connection with an agreement entered into with our former CFO which entitled him to two years base salary, we recorded a one time charge to compensation expense of $0.6 million.

Shared services – related party decreased 100% from the six months ended June 30, 2005 as a result of the termination of the shared facilities and services agreement on October 29, 2005. We entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, we rent from NorthStar Capital office space currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses.

Equity based compensation expense for the six months ended June 30, 2006 totaled $4.5 million, representing an increase of $2.7 million, or 150%, compared to $1.8 million for the six months ended June 30, 2005. The increase was attributable to approximately $0.4 million in connection with an employee outperformance bonus plan for our chief investment officer, approximately $0.6 million in connection with the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan (which includes additional grants on January 23, 2006 of 429,913 LTIP units, and 58,357 LTIP units on April 10th). In addition there is approximately $0.4 million of accelerated vesting of units in connection with the former CFO’s termination agreement , $0.9 million in connection with our Long-Term Incentive Bonus Plan, and compensation expense of $0.6 million in connection with our 2006 Outperformance Plan which was approved by the Compensation Committee of our Board of Directors in January of 2006 and $0.2 million in connection with 17,049 shares of common stock issued  to our Board of Directors, as part of their annual grants to our Board of Directors. This was offset by a decrease of $0.4 million in stock based compensation which related to LTIP units granted to the Chief Investment Officer as part of a buyout of a profits interest in NS Advisors LLC. This LTIP grant was fully expensed in July of 2005.

Insurance for the six months ended June 30, 2006 totaled $0.5 million, representing an increase of $0.1 million, compared to $0.4 million for the six months ended June 30, 2005. The increase was attributable to higher costs incurred for directors and officers liability policies we renewed in October 2005 and umbrella insurance coverage for the net lease properties that were acquired after June 30, 2005.

Auditing and professional fees for the six months ended June 30, 2006 totaled $2.2 million, representing an increase of $0.1 million, or 5%, compared to $2.1 million for the six months ended June 30, 2005. The increase was primarily attributable to auditing fees relating to both Sarbanes-Oxley and audit work in connection with the 2005 audited financial statements included in our 10-K filing.

Other general and administrative expenses for the six months ended June 30, 2006 totaled $3.0 million, representing an increase of approximately $2.0 million, compared to $1.0 million for the six months ended June 30, 2005. The $1.7 increase was primarily attributable to increased public company expenses which include printing expense, annual reports, public relations and software costs, direct office costs incurred in connection with the limited sublease agreement and licensing fees. In addition there was a increase $0.3 million in connection with our loan origination business that we acquired on January 19, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2006 totaled $5.3 million, representing an increase of $3.8 million, compared to $1.5 million for the six months ended June 30, 2005. This increase was primarily attributable to the following net lease acquisitions made subsequent to June 30, 2005: the Salt Lake City property; the EDS portfolio; the Executive Center portfolio; the Green Pond property; and the Wakefield JV properties.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the six months ended June 30, 2006 totaled $196,000, representing an increase of $90,000, compared to $106,000 for the six months ended June 30, 2005. The increase was attributable to the CS/Federal Venture interest, a new joint venture we entered into in February 2006. We recognized $163,000 which represented our share of the income. In addition we only recognized $33,000 from our investment in NSF Venture which was a decrease of $73,000, from prior year, as a result of the sale of our interest in the NSF venture on February 1, 2006.

Unrealized Gain on Investments and Other

Unrealized gain on investments and other increased by approximately $1.1 million for the six months ended June 30, 2006 to $1.6 million from $0.5 million for the six months ended June, 2005 primarily due to differences in the market conditions resulting in the changes of the fair market value of collateral held under the warehouse agreements. The unrealized gains on investments for 2006 consist of a $1.5 million mark-to-market gain on the securities of CDO VII warehouse prior to the closing of the CDO on June 22, 2006. A $0.4 million mark-to-market loss and a $0.5 million gain which represents the net Carry on the accumulated securities held under the CDO VIII warehouse agreement. Unrealized gains on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term included in the financial reporting period.

Realized Gain on Investments and Other

For the six months ended June 30, 2006 and 2005 there were realized gains of $0.8 million and $0.6 million representing the increase in fair value related to the net carry of securities during the warehouse period which we recognized at the close of CDO VII and CDO III. This was offset for the six months ended June 30, 2006  by a $0.1 million loss related to the sale of our investments in AAA-rated, short term, floating rate securities.

Income from Discontinued Operations, Net of Minority Interest

Income from discontinued operations represents the operations of properties sold or held for sale during the period. We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations. In 2005 729 Seventh Avenue and 1552 operations were reclassified to income from discontinued operations. 729 Seventh was sold on June 30, 2006 and 1552 sale closed in the third quarter of 2005.

Gain on Sale from Discontinued Operations, Net of Minority Interest

We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006 and recognized a gain on sale, net of minority interest of $0.1 million for the six months ended June 30, 2006. In June 2005 we sold our interest in 729 Seventh Avenue recognizing a gain net of minority interest of $8.6 million.

Gain on Sale of Joint Venture Interest, Net of Minority Interest

On February 1, 2006, we sold our interests in the NSF venture to the NSF venture investor and terminated the associated advisory agreements for total consideration of $2.9 million. We recognized a gain on sale, net of minority interest of $0.3 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had an unrestricted cash and cash equivalents balance of $23.9 million. The Company requires significant capital to fund its investment activities and operating expenses. Our capital sources include cash flow from operations, borrowings under revolving credit facilities, financings secured by the Company’s assets such as first mortgage and CDO financings, long-term subordinate capital such as trust preferred securities and the issuance of common stock.

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

Debt Obligations

As of June 30, 2006, we had the following debt outstanding (in thousands):

	Total	Stated Maturity	Interest Rate

Mortgage notes payable (non-recourse)
Chatsworth	$43,640	5/1/2015	5.65%
Salt Lake City	16,752	9/1/2012	5.16%
EDS	49,120	10/8/2015	5.37%
Executive Center	51,480	1/1/2016	5.85%
Green Pond	17,480	4/11/2016	5.68%
Indianapolis	28,600	2/1/2017	6.06%
Wakefield	39,695	8/30/2010	6.56% to 7.22%
Mezzanine loan payable (Chatsworth) (non-recourse)	12,601	5/1/2014	6.64%
Repurchase obligations	50,277	Various, generally 30 days	LIBOR varies
CDO Bonds Payable (CDO IV)	300,000	7/1/2040	LIBOR + 0.62% (average spread)
CDO Bonds Payable (CDO VI)	313,076	6/1/2041	LIBOR + 0.55% (average spread)
CDO Bonds Payable (CDO VII)	510,800	6/22/2051	LIBOR + 0.33% (average spread)
Wachovia facility	210,820	7/12/2008	LIBOR + 0.15% to 2.50%
Bank of America credit facility	—	9/27/2006	LIBOR + 3.25%
DBAG facility	—	12/21/2007	LIBOR + 0.75% to 2.25%
Liability to subsidiary trusts issuing preferred securities(1)
Trust I	41,240	3/30/2035	8.15%
Trust II	25,780	6/30/2035	7.74%
Trust III	41,238	1/30/2036	7.81%
Trust IV	50,100	6/30/2036	7.95%
	$1,802,669

——————

(1)

The liability to subsidiary trusts have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.80% to 3.25%.

Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth and a minimum level of liquidity. In addition, we provide limited guarantees to certain subsidiaries that are borrowers under the secured revolving credit facilities. These subsidiaries are required to maintain minimum debt service coverage ratios and have limits on permitted loan-to-value ratios. As of June 30, 2006, we are in compliance with all financial and non-financial covenants in our debt obligations.

Other Financing Activity

On March 17, 2006, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $450 million of CMBS and other real estate debt securities under our direction with the expectation of selling such securities to our next CDO issuance. As of June 30, 2006, we have deposited $6.0 million cash collateral for the purpose of covering a portion of any losses or cost associated with the accumulations of securities that will be made under the warehouse agreement. The bank has accumulated $96.7 million in real estate securities under the terms of the warehouse agreement as of June 30, 2006. The warehouse agreement also provides for our notional participation in the income that the assets generate after deducting the notional debt cost.

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

In June 2006, the Company completed its seventh CDO issuance (“CDO VII”). The Company sold investment grade notes having a face amount of $510.8 million and retained all the below investment grade securities and income notes. The CDO VII bonds are collateralized by $460.0 million of real estate securities $41.3 million real estate debt investments and $40.0 million of cash.

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

In connection with the joint venture with Chain Bridge, Wakefield LLC assumed an existing loan facility with a major Institutional Lender providing for up to $60 million of mortgage financing. The facility was entered into in August 2005 and contemplates the financing of new acquisitions made by Wakefield during the term of the facility. As of June 30, 2006, the principal balance under the loan facility was $39.7 million, secured by first mortgages on 14 assisted living and skilled nursing facilities owned by Wakefield. The loan facility matures on August 30, 2010 and bears interest at a fixed rates ranging from 6.56% to 7.22%. The weighted average interest rate payable under the facility at June 30, 2006 was 6.71%. The mortgage requires interest only payments through September 30, 2007, and interest and principal payments thereafter, amortizing the principal amount to $37.8 million at maturity.

In connection with the acquisition of the Indianapolis property, the Company entered into a loan agreement with a major commercial bank for a non-recourse first mortgage in the principal amount of $28.6 million. This mortgage matures on February 1, 2017 and bears interest at a fixed rate of 6.06%. The mortgage requires interest only payments through July 2008, and commencing on August 2, 2008 principal and interest payments of $172,576, amortizing the principal balance to $25.1 million at maturity.

On June 6, 2006, NorthStar Realty Finance Corp. and certain of its subsidiaries (the “Company”) amended its master repurchase agreement with Wachovia Bank, National Association. Following the amendment, the Company may now borrow up to $500 million under the Wachovia Facility in order to finance the origination and acquisition of senior and subordinate debt and other real estate loans and securities. The additional capacity and flexibility under the Wachovia Facility will allow the Company to accumulate collateral for its next contemplated real estate debt CDO and to continue to finance other investments. Advance rates under the Wachovia Facility range from 50% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the Wachovia Facility bear interest at spreads of 0.15% to 2.50% over one-month LIBOR, depending on the type collateral for which the amount is borrowed. Additionally, if a securitization transaction with respect to the collateral subject to the Wachovia Facility is not consummated by March 23, 2007, certain advances under the Wachovia Facility will be subject to commitment and unused fees and the Company’s limited guarantee shall be increased to 10% of the amount outstanding under the Facility.

Cash Flows

The net cash flow provided by operating activities of $49.0 million, decreased by $570.4 million for the six months ended June 30, 2006 from $619.4 million of cash provided by operations for the three months ended June 30, 2005. This was primarily due to the liquidation of our short term security portfolio in 2005, which was included in operating activities, where the corresponding repayment of short term repurchase financing is included in financing activities.

The net cash flow used in investing activities increased by $641.8 million for the six months ended June 30, 2006 from $426.4 million for the six months ended June 30, 2005. Net cash used in investing activities in 2006 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities, and originate or acquire real estate debt investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow provided by financing activities increased by $1.2 billion for the six months ended June 30, 2006 to $1.0 billion from $0.2 million of cash flow used in financing activities for the three months ended June 30, 2005. The primary source of cash flow in financing activities was the equity offering, the issuance of CDO bonds, borrowings under credit facilities and issuing preferred securities.

Recent Developments

Real Estate Debt Investments

Subsequent to June 30, 2006, the Company closed on $94.4 million of new real estate debt investments, consisting of three floating rate and one fixed rate whole loans. The weighted average interest rate of theses investments are LIBOR plus spread of 2.78% and 9.13% fixed, respectively.

Dividends

On July 25, 2006, the Company declared a cash dividend of $0.30. The dividend is expected to paid on August 11, 2006 to the shareholders on record as of the close of business on August 4, 2006.

Issuance of Trust Preferred Securities

On August 1, 2006, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust V, completed a private placement of $30 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes due September 30, 2036 issued by the Operating Partnership and guaranteed by the Company. The trust preferred securities and the notes have a 30-year term, ending September 30, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.70%, which we have fixed at 8.16% through a 10-year interest rate swap. The securities are redeemable at par beginning September 30, 2011

Operating Real Estate

In July 2006, the Company closed a $45.5 million acquisition of a 183,529 square foot building in Aurora Colorado. The property is net leased to a single tenant under a lease that expires in June 2015. The property was financed with a $33.5 million non-recourse first mortgage with a fixed interest rate 6.224%, maturing in July 2016.

Contractual Commitments

As of June 30, 2006, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Mortgage notes	$246,767	$406	$3,639	$5,196	$237,526
Mezzanine loan payable – Chatsworth	12,601	615	2,677	3,055	6,254
Repurchase agreements	50,277	50,277	—	—	—
CDO bonds payable	1,123,876	—	—	—	1,123,876
Liability to subsidiary trusts issuing preferred securities	158,358	—	—	—	158,358
Wachovia facility	210,820	—	210,820	—	—
Capital leases(1)	17,601	176	807	974	15,644
Operating leases	41,406	868	5,519	5,506	29,513
Total contractual obligations	$1,861,706	$52,342	$223,462	$14,731	$1,571,171

——————

(1)

Includes interest on the capital leases.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had the material off balance sheet arrangements described below.

Our potential losses in CDO I, CDO II, CDO III and CDO V are limited to our aggregate carrying value which was approximately $88.1 million at June 30, 2006.

The terms of the portfolio of real estate securities held by CDO I, CDO II, CDO III and CDO V are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II, CDO III and CDO V  have not incurred any losses on any of their securities investments from the date of purchase through June 30, 2006. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V, each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II, CDO III and CDO V. Our residual interests in the cash flows of CDO I, CDO II, CDO III and CDO V are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of June 30, 2006:

	CDO Collateral			CDO Notes
	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes (in thousands)(1)	Weighted Average Interest Rate	Stated Maturity

CDO I	$349,490	6.65%	5.59	$330,280	6.20%	8/1/2038
CDO II	$382,888	6.34%	6.05	$352,645	5.73%	6/1/2039
CDO III	$395,520	6.41%	6.15	$361,000	5.83%	6/1/2040
CDO V	$500,350	5.99%	9.08	$461,500	5.12%	9/5/2045

——————

(1)

Includes only notes held by third parties.

CDO I, CDO II, CDO III and CDO V are variable interest entities. However, management has determined that we are not the primary beneficiary of CDO I, CDO II, CDO III and CDO V and as such, in accordance with FIN 46(R), did not consolidate CDO I, CDO II, CDO III and CDO V. See Note 2 new interpretation Fin 46(R)-6.

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

Set forth below is a reconciliation of our calculations of FFO and AFFO to net income before minority interests for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Funds from Operations:
Income before minority interests	$6,015	$1,310	$14,836	$2,674
Adjustments:
Depreciation and amortization	2,843	808	5,338	1,513
Funds from discontinued operations	93	432	121	714
Real estate depreciation and amortization – unconsolidated ventures	214	—	332	—
Funds from Operations	$9,165	$2,550	$20,627	$4,901

Adjusted Funds from Operations:
Funds from Operations	$9,165	$2,550	$20,627	$4,901
Straight-line rental income, net	(368)	(24)	(673)	(58)
Straight-line rental income, discontinued operations	—	(199)	—	(286)
Straight-line rental income, unconsolidated ventures	(24)	—	(32)	—
Amortization of equity-based compensation	2,743	959	4,456	1,759
Fair value lease revenue (SFAS 141 adjustment)	(88)	(1)	(115)	(2)
Adjusted Funds from Operations	$11,428	$3,285	$24,263	$6,314

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At June 30, 2006, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $16.2 million, offset by an increase in our interest expense of approximately $13.8 million on our variable rate liabilities.

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

We also invest in fixed rate investments. The value of these investments may be affected by changes in long term interest rates. To the extent that long term interest rates increase, the value of long term fixed rate assets is diminished. Any fixed rate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits, and we intend to hold these assets to maturity. If fixed rate debt is funded with floating rate liabilities, the funding cost will be fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

In our real estate debt business we are also exposed to credit risk, which is the risk that a borrower under our loan agreements cannot repay its obligations to us in a timely manner due to a decrease of cash flow from the property securing the loan. While we have never experienced a payment default, our position in the capital structure may expose us to losses as a result of such default in the future. In the event that the borrower cannot repay our loan, we may exercise our remedies under the loan documents which may include a foreclosure against the collateral if we have a foreclosure right as a real estate debtholder under the loan agreement. The real estate debt that we intend to originate and invest in will generally allow us to demand foreclosure as a real estate debtholder if our loan is in default. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

At June 30, 2006, the real estate securities that serve as collateral for CDO I, CDO II, CDO III and CDO V each had an overall weighted average credit rating of approximately BBB and approximately 78.1%, 73.6%, 64.9%, and 63.8%, respectively, of these securities are investment grade.

The real estate securities underlying CDO I, CDO II, CDO III and CDO V are also subject to spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, as based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or “tighten,” the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

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

Derivatives and Hedging Activities

In connection with the closing of CDO VI and CDO VII we have entered into various swap agreements to limit the exposure to the variable LIBOR rate on our corporate debt to fix the LIBOR rate on a portion of our variable rate debt. The fixed LIBOR rates ranges from 4.18% to 5.53%. The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of June 30, 2006 (in thousands):

	Notional Amount	Fair Value	Range of Maturity

Interest rate swaps, treated as hedges	$509,697	$6,973	March 2010-August 2018

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

Exhibit Number	Description of Exhibit

10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*
10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
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

10.26

Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.27

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.29

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.30

Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31

Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to the like-numbered exhibit NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35

Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.36

Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)

10.37

Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)

10.38

Second Omnibus Amendment to Repurchase Documents, dated as of June 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association

10.39	Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee

Exhibit Number	Description of Exhibit

10.40

Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees

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

NORTHSTAR REALTY FINANCE CORP.

Date: August 9, 2006	By:	/s/ David T. Hamamoto
David T. Hamamoto Chief Executive Officer

	By:	/s/ Andrew C. Richardson
Andrew C. Richardson Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
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

10.11	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp.*

Exhibit Number	Description of Exhibit

10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.13	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
10.14	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan*
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

10.27

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.29

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.30

Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31

Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to the like-numbered exhibit NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35

Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.36

Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)

10.37

Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)

10.38

Second Omnibus Amendment to Repurchase Documents, dated as of June 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association

10.39	Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee

Exhibit Number	Description of Exhibit

10.40

Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees

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