Form 10-Q
period 2006-09-30
NORTHSTAR REALTY
filed 2006-11-09
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number:

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

______________

The Company has one class of common stock, par value $0.01 per share, with 42,681,833 shares outstanding as of November 8, 2006.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2006

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$43,462	$27,898
Restricted cash	104,045	27,501
Real estate debt investments	1,322,250	681,106
Debt securities available for sale, at fair value	762,215	149,872
Operating real estate, net	418,619	198,708
CDO deposit and warehouse agreements	17,170	9,458
Investments in and advances to unconsolidated ventures	11,860	5,458
Receivables, net of allowance of $4 in 2006 and 2005	14,355	5,218
Unbilled rents receivable	2,298	1,117
Receivables – related parties	522	528
Deferred costs and intangible assets, net	78,814	38,745
Assets of properties held for sale	—	2,918
Derivative instruments, at fair value	793	726
Other assets	15,081	7,312
Total assets	$2,791,484	$1,156,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
CDO bonds payable	$1,134,127	$300,000
Mortgage notes and loans payable	355,242	174,296
Liability to subsidiary trusts issuing preferred securities	188,458	108,258
Credit facilities	457,960	243,002
Repurchase obligations	79,295	7,054
Obligations under capital leases	3,433	3,375
Accounts payable and accrued expenses	17,166	9,091
Payables – related parties	143	26
Escrow deposits payable	49,125	11,571
Derivative liability, at fair value	16,285	32
Other liabilities	19,510	7,157
Total liabilities	2,320,744	863,862

Minority interest in operating partnership	42,112	44,278
Minority interest in joint ventures	15,117	—

Commitments and contingencies	—	—
Stockholders’ Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at September 30, 2006, and 0 at December 31, 2005	57,933	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 42,681,833 and 30,464,930 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	428	305
Additional paid-in capital	345,606	224,892
Retained earnings	16,662	23,966
Accumulated other comprehensive loss	(7,118)	(738)
Total stockholders’ equity	413,511	248,425
Total liabilities and stockholders’ equity	$2,791,484	$1,156,565

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)
Revenues and other income:
Interest income	$41,059	$11,532	$86,346	$26,757
Interest income – related parties	2,915	1,938	8,734	5,128
Rental and escalation income	11,174	2,577	25,624	6,647
Advisory and management fee income – related parties	1,454	1,162	4,447	3,233
Other revenue	2,007	23	4,360	99
Total revenues	58,609	17,232	129,511	41,864
Expenses:
Interest expense	33,043	8,812	67,210	21,126
Real estate properties – operating expenses	2,258	469	5,665	1,203
General and administrative:
Salaries and equity based compensation(1)	5,013	2,135	14,968	6,433
Shared services – related party	—	344	—	1,030
Insurance	382	242	930	672
Auditing and professional fees	1,164	337	3,470	2,485
Other general and administrative	2,215	446	5,178	1,437
Total general and administrative	8,774	3,504	24,546	12,057
Depreciation and amortization	4,050	963	9,388	2,476
Total expenses	48,125	13,748	106,809	36,862
Income from operations	10,484	3,484	22,702	5,002
Equity in earnings of unconsolidated ventures	116	61	312	167
Unrealized gain (loss) on investments and other	21	414	1,645	963
Realized gain (loss) on investments and other	311	1,661	1,109	2,162
Income before minority interest and discontinued operations	10,932	5,620	25,768	8,294
Minority interest to Operating Partnership	(1,221)	(1,159)	(3,470)	(1,710)
Minority interest in Joint Ventures	(37)	—	(37)	—
Income from continuing operations before discontinued operations	9,674	4,461	22,261	6,584
Income (loss) from discontinued operations, net of minority interest to Operating Partnership	—	155	103	280
Gain on sale from discontinued operations, net of minority interest to Operating Partnership	—	—	141	8,630
Gain on sale of joint venture interest, net of minority interest to Operating Partnership	—	—	279	—
Net income	$9,674	$4,616	$22,784	$15,494

Net income per share from continuing operations (basic/diluted)	$0.23	$0.21	$0.62	$0.31
Income (loss) from discontinued operations (basic/diluted)	—	0.01	—	0.01
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	—	0.01	0.41
Net income available to common shareholders	$0.23	$0.22	$0.63	$0.73
Weighted average number of shares of common stock:
Basic	42,513,172	21,264,930	36,143,726	21,255,190
Diluted	48,068,996	26,790,161	41,770,003	26,774,300

——————

(1)

For the three months ended September 30, 2006 and 2005, includes $2,108 and $740 of equity based compensation expense. For the nine months ended September 30, 2006 and 2005, includes $6,564 and $2,499 of equity based compensation expense.

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(unaudited)
Net cash provided by operating activities	$73,560	$807,021 (1)
Cash flows from investing activities:
Acquisition of operating real estate	(200,949)	(150,289)
Deferred lease cost	(42)	—
Net proceeds from disposition of operating real estate	2,177	27,988
Acquisition of debt securities available for sale	(609,744)	(139,154)
Proceeds from disposition of debt securities available for sale	11,320	9,186
Acquisitions/originations of real estate debt investment	(838,962)	(453,268)
Real estate debt investments repayments	202,532	—
Intangible asset related to acquisition	(2,833)	—
Increase in CDO warehouse deposits	(29,500)	(2,500)
Net proceeds from CDO warehouse	20,402	988
Restricted cash (CDOs)	(75,401)	(6,654)
Investment in and advances to unconsolidated ventures	(8,738)	(2,026)
Distributions from unconsolidated ventures	330	3,134
Sale of investment in unconsolidated ventures	2,905	—
Net cash used in investing activities	(1,526,503)	(712,595)
Cash flows from financing activities:
Settlement of short sale obligation	—	(24,148)
Collateral held by broker	—	(2,047)
Mortgage principal repayments	(1,287)	(25,980)
Mortgage notes and loan borrowings	149,870	122,823
Borrowings from subsidiary trusts issuing preferred securities	80,000	67,020
Payment of deferred financing costs	(19,276)	(10,495)
Borrowings under credit facilities	758,790	410,572
Repayments credit facilities	(543,832)	(233,589)
CDO bonds repayments	(30,021)	—
Repurchase obligation borrowings	89,572	—
Repurchase obligation repayments	(17,331)	(742,116)
Proceeds from issuance of CDO bonds	864,148	300,000
Proceeds from securities sold not yet purchased	—	24,671
Settlement of derivative	632	(309)
Proceeds from preferred stock offering	60,000	—
Proceeds from offering	122,203	—
Offering costs	(9,742)	—
Dividends and distributions	(35,219)	(8,037)
Net cash provided by (used in) financing activities	1,468,507	(121,635)
Net increase (decrease) in cash & cash equivalents	15,564	(27,209)
Cash & cash equivalents – beginning of period	27,898	47,733
Cash & cash equivalents – end of period	$43,462	$20,524
Supplemental disclosure of cash flow information:
Supplemental disclosure of non-cash investing activities:
Non-cash contribution of operating real estate assets in Wakefield joint venture
Operating real estate assets, net	$43,150	—
Real estate debt investments acquisitions	4,294	—
Mortgage borrowings	(32,363)	—
Minority interest	(15,081)	—
Write off of deferred cost and straight-line rents in connection with disposition of operating real estate	$545	$2,715
Write off of intangible assets related to the sale of joint venture interest	$339	$—
Reclassification of CDO deposit to debt securities available for sale	$—	$(2,690)

——————

(1)

Includes $793.6 million of proceeds from sales of debt securities held for trading.

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 — Formation and Organization

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

Timarron Acquisition

In October 2005, the Company entered into a definitive purchase agreement with Allied Capital (“Allied”) to acquire Timarron Capital Corporation (“Timarron”). Timarron, based in Dallas, Texas, was organized by former senior executives of Principal Financial and other lenders to develop a nationwide commercial mortgage loan origination platform. The Company closed on the transaction on January 19, 2006 for $2.8 million, including closing costs. Timarron was renamed NRF Capital LP (“NRF Capital”) upon the close of the transaction. NRF Capital is a wholly owned subsidiary of the Company and is consolidated in the condensed consolidated financial statement of the Company. The purchase price was allocated to an intangible asset, since Allied had no equity at January 19, 2006 and there were no tangible assets owned by Timarron.

In connection with the acquisition, the Company entered into a management incentive bonus plan with the senior management of NRF Capital. The bonus plan, as defined in the agreement, is based upon the performance of loans originated by NRF Capital and is payable quarterly in cash over the term of the originated loans. As of September 30, 2006, the Company has accrued $2.5 million related to the bonus plan. These costs are considered a direct cost of originating the loans and, accordingly, are deferred and recognized as a reduction of the related loan’s yield.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 — Basis of Quarterly Presentation

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

Principles of Consolidation

The Company

The consolidated financial statements include the accounts of the Company and its subsidiaries which are either majority-owned or controlled by the Company or variable interest entities where the Company is the primary beneficiary. All significant intercompany balances have been eliminated in consolidation.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2 — Basis of Quarterly Presentation – (continued)

modified financial instruments in fiscal years beginning after September 15, 2006. The Company is currently evaluating the potential impact and does not believe that the adoption of SFAS 155 will have a material impact on the consolidated financial statements as of January 1, 2007.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed, provided that the reporting entity has not yet issued financial statements, including interim financial statements for the fiscal year in which the statement is adopted. The provision of this statement is to be applied prospectively as of the fiscal year of adoption. The Company intends to adopt the provisions of SFAS 157 for its fiscal year commencing January 1, 2007. The Company is currently evaluating the potential impact and does not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48, but does not believe it will have a material impact on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes registrants must consider the impact of correcting all misstatements, including the effect of misstatements that were not corrected at the end of the prior year. These prior year misstatements should be considered in quantifying misstatements in current year financial statements. Thus, a registrant’s financial statements would require adjustment when the assessment in the current year or in prior years results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The Company will be required to adopt SAB 108 in the fourth quarter 2006 and is currently evaluating the impact of SAB 108 and does not believe it will have a material impact on the consolidated financial statements.

3 — Property Acquisitions and Dispositions

Acquisitions

Green Pond

In March 2006, the Company closed on a $21.8 million acquisition of a suburban office building located in Rockaway, New Jersey totaling 121,038 square feet of rentable space (the “Green Pond Property”). The property is net leased to two tenants under leases that expire in 2015 and 2017. The Company financed the acquisition with a $17.5 million non-recourse, first mortgage bearing a fixed interest rate of 5.68%, maturing on April 11, 2016, and the balance in cash.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3 — Property Acquisitions and Dispositions – (continued)

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

At September 30, 2006, the Company contributed capital was $30.0 million. The Company controls all major decisions; accordingly, the joint venture’s financial statements are consolidated into the Company’s condensed consolidated financial statements.

Indianapolis Property

In June 2006, the Company closed on a $34.4 million acquisition of a property located in Indianapolis, Indiana totaling 333,600 square feet of rentable space. The property is net leased to one tenant under a lease expiring in 2025. The Company financed the acquisition with a $28.6 million non-recourse, first mortgage bearing a fixed interest rate of 6.06%, maturing on February 1, 2017, and the balance in cash.

Aurora Property

In July 2006, the Company closed on a $45.5 million acquisition of a 183,529 square foot building in Aurora Colorado. The property is net leased to a single tenant under a lease that expires in June 2015. The property was financed with a $33.5 million non-recourse, first mortgage bearing a fixed interest rate 6.22%, maturing in July 2016, and the balance in cash.

Retail Portfolio

In September 2006, the Company closed on a portfolio of nine retail net lease properties for a purchase price of $63.2 million. The properties contain 468,111 of rentable square feet and are net leased to two retail tenants with leases expirations beginning in 2016 through 2024. The Company assumed three non-recourse first mortgages for three of the properties and the remaining properties were financed with a non-recourse, first mortgage. The four mortgages bear fixed rates ranging from 5.85% to 7.34%, with maturities ranging from June 2014 to October 2016.

Dispositions

27 West 34th Street and 1372 Broadway

On January 31, 2006, the Company sold its leasehold interests in 27 West 34th Street and 1372 Broadway, both located in New York City, for $2.3 million recognizing a gain of approximately $141,000, net of minority interest.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3 — Property Acquisitions and Dispositions – (continued)

At September 30, 2006, the condensed consolidated statements of operations include results of operations of real estate assets sold or held for sale. These assets include 729 Seventh Avenue, which was sold on June 30, 2005, 1552 Broadway, which was sold on November 30, 2005, and 27 West 34th and 1372 Broadway which were sold on January 31, 2006. The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Revenue:
Rental and escalation income	$—	$975	$162	$4,466
Interest and other	—	157	1	426
Total revenue	—	1,132	163	4,892
Expenses:
Real estate property operating expenses	—	443	42	1,366
General and administrative expenses	—	39	—	447
Interest expense	—	337	—	2,052
Depreciation and amortization	—	118	—	674
Total expenses	$—	$937	$42	$4,539
Income (loss) from discontinued operations	$—	$195	$121	$353
Gain on disposition of discontinued operations	—	—	167	10,871
Income (loss) from discontinued operations before minority interest	—	195	288	11,224
Minority interest	—	(40)	(44)	(2,314)
Income (loss) from discontinued operations, net of minority interest	$—	$155	$244	$8,910

4 — Debt Securities Available for Sale

Synthetic CMBS CDOS

In August 2006, the Company acquired all of the notes issued in a synthetic CMBS CDO referred to as Abacus 2006-NS2 for $54.2 million. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 6.96%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps. The CDO was determined to be a variable interest entity under Fin 46(R)-6 and the Company was determined to be the primary beneficiary therefore the financial statements are consolidated into the condensed consolidated financial statements of the Company.

In August 2006, the Company acquired all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a for $27 million of which $12.0 million was acquired by the Company’s warehouse provider (see note 5). The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 4.41%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps. SEAWALL 2006-4a is determined to be a Qualified Special Purpose Entity (“QSPE”) and accordingly is not consolidated. The notes acquired are accounted for as debt

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4 — Debt Securities Available for Sale – (continued)

securities available for sale and are carried at their fair value with net unrealized gains or loss reported as a component of other comprehensive income.

The following is a summary of the Company’s available for sale securities at September 30, 2006 and December 31, 2005 (in thousands):

Total Debt Securities Available for Sale	Face Value	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value

As of September 30, 2006	$774,459	$749,404	$12,811	$762,215
As of December 31, 2005	$163,300	$149,263	$609	$149,872

5 — CDO Deposit and Warehouse Agreements

Warehouse Agreements

On March 17, 2006, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $450 million of CMBS and other real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s next real estate securities CDO. As of September 30, 2006, the Company deposited $17 million of cash collateral for the purpose of covering a portion of any losses or cost associated with the accumulations of securities that will be made under the warehouse agreement. As of September 30, 2006, the bank accumulated $329.7 million in real estate securities under the terms of the warehouse agreement. The warehouse agreement also provides for the Company’s notional participation in the income that the assets generate after deducting a notional debt cost (the “Carry”).

These agreements are being treated as non-hedge derivatives for accounting purposes and marked-to-market through income. The Company has recorded a $39,000 and $518,000 unrealized gain for the three months ended September 30, 2006 and 2005, respectively, and a $170,000 and a $1.4 million unrealized gain, for the nine months ended September 30, 2006 and 2005, respectively related to the change in fair value of the warehouse agreements which includes the market-to-market of the securities in the warehouse and the net Carry. The collateral to be accumulated under these agreements is expected to be included in a securitization transaction in which the Company intends to acquire all of the equity interests.

6 — Real Estate Debt Investments

At September 30, 2006 and December 31, 2005 the Company held the following real estate debt investments (in thousands):

September 30, 2006	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR	Average Fixed Rate	Number of Investments

Whole loans, floating rate	$609,813	46.2%	2.98%	—%	36
Whole loans, fixed rate	80,957	6.1	—	8.49	10
Subordinate mortgage interests, floating rate	148,157	11.2	5.01	—	14
Mezzanine loans, floating rate	304,276	23.0	5.71	—	19
Mezzanine loan, fixed rate	119,543	9.0	—	11.23	6
Preferred equity, fixed rate	29,010	2.2	—	9.35	2
Other loans – floating	22,568	1.7	1.55	—	6
Other loans – fixed	7,926	0.6		5.53	1
Total/Weighted average	$1,322,250	100.0%	3.99%	9.88%	94

——————

(1)

Approximately $295 million, $365 million and $47 million of these investments serve as collateral for CDO IV, CDO VI, and CDO VII, respectively. The majority of the balance is financed under the Wachovia Facility.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6 — Real Estate Debt Investments – (continued)

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

As of September 30, 2006, there were no defaults or delinquencies in the Company’s real estate debt investments.

The Company has identified two real estate debt investments as variable interests in a VIE and has determined that the Company is not the primary beneficiaries of these VIEs and as such the VIEs should not be consolidated in the Company’s consolidated financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of its investments of $54.9 million. For all other investments, the Company has determined they are not VIEs, as such, the Company has continued to account for these real estate debt investments as a loans.

7 — Investment in and Advances to Unconsolidated Ventures

CS/Federal Venture

In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $37.9 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which is capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Borrowings

The following is a table of the Company’s outstanding borrowings as of September 30, 2006 and December 31, 2005 (in thousands):

	Stated Maturity	Interest Rate	Balance at September 30, 2006	Balance at December 31, 2005

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015	5.65%	$43,577	$43,777
Salt Lake City	9/1/2012	5.16%	16,670	16,919
EDS	10/8/2015	5.37%	49,120	49,120
Executive Center	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,480	—
Indianapolis	2/1/2017	6.06%	28,600	—
Wakefield	8/30/2010	6.56% to 7.74%	48,340	—
Aurora	7/11/2016	6.22%	33,500	—
DSG	10/11/2016	6.17%	35,100	—
Keene	2/1/2016	5.85%	6,991	—
Fort Wayne	1/1/2015	6.41%	3,643	—
Portland	6/17/2014	7.34%	5,168	—
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014	6.64%	12,295	13,000
Aurora	5/11/2012	7.37%	3,278	—

Repurchase obligations	See Repurchase Obligations below	LIBOR varies	79,295	7,054
Credit Facilities
DBAG	12/21/2007	LIBOR + 0.75% to 2.25%	—	—
Wachovia	7/12/2008	LIBOR + 0.15% to 2.50%	457,960	243,002
Bank of America	11/10/2006	LIBOR + 3.25%	—	—

CDO bonds payable
CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
CDO VI	6/1/2041	LIBOR + 0.55% (average spread)	299,577	—
CDO VII	6/22/2051	LIBOR + 0.33% (average spread)	510,800	—
Abacus II	8/28/2046	LIBOR + 4.41% (average spread)	23,750	—

Liability to subsidiary trusts issuing preferred securities(1)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	—
Trust V	9/30/2036	8.16%	30,100	—
			$2,215,082	$832,610

——————

(1)

The liability to subsidiary trusts have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.70% to 3.25%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Borrowings – (continued)

Mortgage Notes Payable

Green Pond Mortgage

In connection with the acquisition of the Green Pond Property located in Rockaway, New Jersey, the Company entered into a loan agreement with a major commercial bank for non-recourse, first mortgage in the principal amount of $17.5 million. This mortgage matures on April 11, 2016 and bears interest at a fixed rate of 5.68%. The mortgage requires interest only payments through April 2008, and the mortgage will require monthly principal and interest payments of $101,233 thereafter, amortizing the principal balance to $15.4 million at maturity.

Wakefield Mortgage

In connection with the joint venture with Chain Bridge, Wakefield assumed an existing loan facility with a major commercial bank providing for up to $60 million of non-recourse mortgage financing. The facility was entered into in August 2005 and contemplates the financing of new acquisitions made by Wakefield during the term of the facility. The loan facility matures on August 30, 2010 and bears interest at fixed rates ranging from 6.56% to 7.74%. The weighted average interest rate payable under the facility at September 30, 2006 was 6.86%. The mortgage requires interest only payments through September 2008, and monthly interest and principal payments thereafter, amortizing the principal amount to $46.9 million at maturity.

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

Aurora Mortgage

In connection with the acquisition of the Aurora property, the Company entered into a loan agreement with a major commercial bank for a non-recourse, first mortgage in the principal amount of $33.5 million. The mortgage matures on July 11, 2016 and bears interest at a fixed rate of 6.22%. The mortgage requires interest only payments through July 2008, and monthly principal and interest payments of $205,699 thereafter, amortizing the principal balance to $29.8 million at maturity.

Keene Mortgage

In connection with the acquisition of a net lease property located in Keene, New Hampshire, the Company assumed a non-recourse first mortgage in the principal amount of $6.9 million. The mortgage matures on February 1, 2016 and bears interest at a fixed rate of 5.85%. The mortgage requires monthly principal and interest payments of $41,532 thereafter, amortizing the principal balance to $5.9 million at maturity.

Portland Mortgage

In connection with the acquisition of a net lease property located in Portland, Maine, the Company assumed a non-recourse first mortgage in the principal amount of $5.2 million. The mortgage matures on June 17, 2014 and bears interest at a fixed rate of 7.34%. The mortgage requires monthly principal and interest payments of $43,808, amortizing the principal balance to $3.7 million at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Borrowings – (continued)

Fort Wayne Mortgage

In connection with the acquisition of a net lease property located in Fort Wayne, Indiana, the Company assumed a non-recourse first mortgage in the principal amount of $3.6 million. The mortgage matures on January 1, 2015 and bears interest at a fixed rate of 6.41%. The mortgage requires principal and interest payments of $25,109 amortizing the principal balance to $2.9 million at maturity.

DSG Mortgage

In connection with the acquisition of six net lease properties, the Company entered into a loan agreement with a major commercial bank for a non-recourse, cross-collateralized first mortgage in the principal amount of $35.1 million. The mortgage matures on October 11, 2016 and bears interest at a fixed rate of 6.17%. The mortgage requires monthly principal and interest payments of $214,317 amortizing the principal balance to $29.9 million at maturity.

Mezzanine Loan Payable

In connection with the acquisition of the Aurora property, the Company entered into a non-recourse mezzanine loan agreement (the “Aurora Mezzanine Loan”) which was assigned to, then funded by our securities warehouse provider for a mezzanine loan in the amount of $3.4 million. The Aurora Mezzanine Loan bears interest at a fixed rate of 7.37%, and requires monthly principal and interest payments that will fully amortize the loan by maturity on May 11, 2012.

Repurchase Obligations

The Company had $79.3 million of repurchase agreements with two counterparty which is collateralized by $89.8 million of floating rate securities at September 30, 2006. These repurchase agreements are generally used to finance the Company’s floating rate securities, backed by commercial or residential mortgage loans, and other investments prior to obtaining permanent financing. These repurchase obligations mature in less than 30 days, and bear LIBOR interest rates. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

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

On August 1, 2006, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust V, completed a private placement of $30.0 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes due September 30, 2036 issued by the Company. The trust preferred securities and the notes have a 30-year term, ending September 30, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.70%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 8.16%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Borrowings – (continued)

The Company may redeem the notes, in whole or in part, for cash, at par, after September 30, 2011. To the extent the Company redeems notes, Trust V is required to redeem a corresponding amount of trust preferred securities.

Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities are the primary beneficiary of Trust IV and Trust V (collectively “The Trusts”). As a result, the Company does not consolidate the Trusts and has reflected the obligation to the Trusts under the caption “Liability to subsidiary trusts issuing preferred securities” in the condensed consolidated balance sheet and will account for the investment in the common stock of the Trusts, which is reflected in Investments in and advances to unconsolidated ventures in the condensed consolidated balance sheet, under the equity method of accounting.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8 — Borrowings – (continued)

Scheduled principal payment requirements on the Company’s borrowings are as follows as of September 30, 2006 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Liability to Subsidiary Trusts Issuing Preferred Securities	Repurchase Obligations	CDO Bonds Payable

2006	$80,392	$1,097	$—	$—	$79,295	$—
2007	4,765	4,765	—	—	—	—
2008	462,231	4,271	457,960	—	—	—
2009	5,436	5,436	—	—	—	—
2010	52,630	52,630	—	—	—	—
Thereafter	1,609,628	287,043	—	188,458	—	1,134,127
Total	$2,215,082	$355,242	$457,960	$188,458	$79,295	$1,134,127

At September 30, 2006, the Company was in compliance with all covenants under its borrowings.

9 — Related Party Transactions

Shared Facilities and Services Agreement

On October 29, 2005, the Company terminated the shared facilities and services agreement and entered into a more limited sublease agreement with NCIC. Under the new sublease effective November 1, 2005, the Company rents from NCIC office space currently used by its accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NCIC facilities. These direct costs are reflected in other general and administrative expenses. Total rent expense incurred by the Company under the sublease agreement was $0.2 million and $0.6 million for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005 fees and expenses incurred by the Company under the shared facilities and services agreement was $0.3 million and $1.0 million, respectively.

Advisory and Management Fee Income

The off-balance sheet CDO’s, CDO I, CDO II, CDO III and CDO V entered into agreements with the Company, through NS Advisors LLC, a wholly-owned subsidiary of the Company, to perform certain advisory services.

The Company earned advisory fees of approximately $1.5 million, $4.4 million and $1.2 million, $3.2 million for the three and nine months ended September 30, 2006 and 2005, respectively. These fees earned under these agreements are classified as “Advisory and management fee income – related parties” in the condensed consolidated statement of operations. The unpaid advisory fees of $267,000 and $224,000 are included in related party-receivables in the condensed consolidated balance sheet at September 30, 2006 and December 31, 2005, respectively.

The Company also earned a structuring fee of $500,000 in connection with the closing of CDO III in March 2005. The fee was used to reduce the Company’s investment in CDO III, which is classified under debt securities available for sale in the condensed consolidated balance sheet.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9 — Related Party Transactions – (continued)

The Company also earns interest income related to its investment in the off-balance sheet CDO’s (see Note 17). The interest income related to these investments is classified as Interest income – related parties in the condensed consolidated statement of operations.

NSF Venture

During the first quarter the Company sold its joint venture interest and will no longer earn advisory fees from this venture. In connection with the sale, the Company recognized incentive income of approximately $1.2 million which is included in other revenue in the condensed consolidated statement of operations for the nine months ended September 30, 2006 and was deferred at December 31, 2005 pursuant to Method 1 of EITF Topic D-96.

10 — Derivatives and Hedging Activities

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

In connection with the closing of CDO VI and CDO VII the Company entered into various swap agreements to fix the LIBOR rate on a portion of the Company’s variable rate debt. These hedges are currently effective. In addition the Company entered into two interest rate swap agreements to hedge its exposure to the risk of changes in the difference between three month Libor and one month Libor interest rates. These swaps have a notional amount of $20.0 million and do not qualify as a cash flow hedges for accounting purposes and therefore changes in fair value are reflected in earnings. The following table summarizes the notional amounts and fair values of the Company’s derivative financial instruments as of September 30, 2006 and December 31, 2005 (in thousands):

	Notional Amount	Fair Value Net Asset/(Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps, treated as hedges
As of September 30, 2006	$599,758	$(15,492)	4.18%-7.34%	March 2010-August 2018
As of December 31, 2005	53,242	726	4.18%-5.03%	March 2010-August 2018

11 — Stockholders’ Equity

Common Stock

In March 2006, the Company granted a total of 4,808 shares to a new member of the Company’s Board of Directors.

In May 2006, the Company issued 17,049 shares to its Board of Directors as part of their annual grants.

In May 2006, the Company completed a public offering for 10,000,000 shares at $10.60 per share and in June 2006 the underwriters exercised their over-allotment option and acquired 1,528,616 additional shares. The net proceeds of approximately $114.6 million were used to pay down short term debt and to fund new investments.

Preferred Stock

In September 2006, the Company completed a public offering of 2,400,000 shares of 8.75% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share. The net proceed from the offering was $57.9 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11 — Stockholders’ Equity – (continued)

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

On July 25, 2006, the Company declared a cash dividend of $0.30 per share of common stock. The dividend was expected to paid on August 11, 2006 to the shareholders on record as of the close of business on August 4, 2006.

Comprehensive Income

The following table summarizes comprehensive income for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net income	$9,674	$4,616	$22,784	$15,494
Unrealized gain (loss) on debt securities available for sale and derivatives and interest rate swaps	(5,189)	1,671	(5,519)	5,383
Comprehensive Income	$4,485	$6,287	$17,265	$20,877

12 — Minority Interest in Operating Partnership

The aggregate limited partnership interests or OP Units in the Operating Partnership are held by limited partners (the “Unit Holders”). Income is allocated based on the Unit Holder’s ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the ‘‘Common Shares’’ or ‘‘Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2006, Minority interest related to the aggregate limited partnership units of 5,393,667 was $42.2 million.

Minority Interest in Joint Ventures

In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. The joint venture is consolidated in the condensed consolidated financial statements and Chain Bridge’s capital is treated as minority interest. Income is allocated as defined in the Wakefield LLC agreement. There was $37,000 of income allocated for the three and nine months ended September 30, 2006.

13 — Earnings Per Share

The Company’s basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For purposes of calculating earnings per share, the Company considered all unvested restricted stock which participates in the dividends of the Company to be outstanding. The computation of diluted EPS considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest in the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13 — Earnings Per Share – (continued)

Operating Partnership which are considered convertible securities. The operating partnership units are exchangeable for common shares on a one-for-one basis. Additionally, income is allocated to all unit holders including the Company on a pro-rata basis. The conversion of these units to common shares are not dilutive to earnings per share.

14 — Equity Based Compensation

Long Term Incentive Bonus Plan

On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the “Incentive Bonus Plan”), in order to retain and provide incentive to officers and certain key employees of the Company, co-employees of the Company and NCIC and employees of NCIC who provided services to the Company pursuant to the shared facilities and services agreement. Up to 2.5% of the Company’s total capitalization as of consummation of the IPO is available to be paid under the Incentive Bonus Plan in cash, shares of common stock of the Company or other share-based form at the discretion of the compensation committee of the Company’s board of directors, if certain return hurdles are met.

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

Each of the participants received half of his or her total reserved amount because the Company met the return hurdle for the one-year period beginning October 1, 2005. Each of the participants will be entitled to the other half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning on October 1, 2006 and such participant is employed through the end of this second performance period. If the Company does not meet the performance hurdles for the second period, the remaining award amounts are forfeited.

At September 30, 2006, management has determined based upon current projections that the Company will meet the hurdle in the second performance period. The Company has awarded 332,083 LTIP Units to the plan participants under the 2004 Long Term Incentive Bonus Plan. The cost of the Long Term Incentive Bonus Plan is being amortized into earnings over the performance period. The Company recorded compensation expense in amount of $0.5 million and $1.4 million for the three and nine months ended September 30, 2006, respectively.

Employee Outperformance Plan

In connection with the employment agreement of the Company’s chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company’s real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company’s chief investment officer an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company’s chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company’s buyout option, he will be eligible to receive a portion of the future annual payments otherwise payable to him while employed based on a vesting formula, as defined in the agreement. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination ranges from 20% of what he would otherwise receive for most recently created income streams to 100% of eligible income streams that are five or more years old. Approximately $68,000 and $476,000 of compensation has been earned by the Company’s chief investment officer under this plan for the three and nine months ended September 30, 2006 respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14 — Equity Based Compensation – (continued)

Omnibus Stock Incentive Plan

On January 23, 2006, April 10, 2006 and September 15, 2006, the Operating Partnership granted an aggregate of 429,913, 58,357 and 6,992 LTIP units, respectively which are units of partnership interests that are structured as profits interests (“LTIP units”), to certain employees of the Company pursuant to the 2004 Omnibus Stock Incentive Plan. The LTIP units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter (as defined in the vesting agreement). In addition, the LTIP unit holders are entitled to dividends on the entire grant so long as they are employed by the Company.

2006 Outperformance Plan

In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the “Outperformance Plan”), a long-term compensation program, to further align the interests of the Company’s stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a “performance pool” if the Company’s total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of our common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the Outperformance Plan will be allocated among the Company’s employees in accordance with the percentage specified in each employee’s award agreement. Although the amount of the awards earned under the Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the Outperformance Plan in accordance with SFAS 123 (R) “Stock Based Compensation”. The fair value of the

Outperformance Plan on the date of adoption was determined to be $4.1 million based upon a third-party appraisal by an independent firm that is an expert in valuing performance-based compensation plans. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $283,000 and $850,000 for the three and nine months ended September 30, 2006 related to the Outperformance Plan, respectively.

15 — Segment Reporting

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15 — Segment Reporting – (continued)

The Company’s operating real estate segment is focused on acquiring commercial real estate facilities located throughout the U.S. that are primarily leased under long-term triple-net leases to corporate tenants. Triple-net leases generally require the lessee to pay all costs of operating the facility, including taxes and insurance and maintenance of the facility. The Company’s net-leased facilities are currently located primarily in New York, Ohio, California, Utah, Pennsylvania, New Jersey, Indiana, Illinois, New Hampshire, Massachusetts, Kansas, Maine and Michigan. Revenues from these assets are generated from rental income received from lessees of the facilities, and operating expenses include interest costs related to financing the assets, operating expenses, real estate taxes, insurance, ground rent and repairs and maintenance. The segment generates income from operations by leasing these facilities at a higher rate than its costs of owning and financing the assets. The following table summarizes segment reporting for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Operating Real Estate	Real Estate Debt	Real Estate Securities(1)	Unallocated(2)	Consolidated Total

Total revenues for the three months ended
September 30, 2006	$11,363	$31,106	$15,110	$1,030	$58,609
September 30, 2005	2,584	9,583	3,237	1,828	17,232

Income (loss) from continuing operations for the three months ended
September 30, 2006	$(904)	$12,009	$6,144	$(6,317)	$10,932
September 30, 2005	(197)	4,238	4,251	(2,672)	5,620

Net income (loss) for the three months ended
September 30, 2006	(941)	12,009	6,144	(7,538)	9,674
September 30, 2005	(42)	4,238	4,251	(3,831)	4,616

Total revenues for the nine months ended
September 30, 2006	26,261	75,970	24,840	2,440	129,511
September 30, 2005	6,658	18,474	8,272	8,460	41,864

Income (loss) from continuing operations for the nine months ended
September 30, 2006	(2,081)	30,215	15,365	(17,731)	25,768
September 30, 2005	(261)	8,829	8,951	(9,225)	8,294

Net income (loss) for the nine months ended
September 30, 2006	(1,874)	30,494	15,365	(21,201)	22,784
September 30, 2005	8,649	8,829	8,951	(10,935)	15,494

Total assets as of September 30, 2006	$512,849	$1,408,398	$755,211	$115,026	$2,791,484

——————

(1)

The Company uses non-recourse debt in the form of collateralized debt obligations to match fund its security investments. These CDO financings are currently accounted for as off-balance sheet financings; therefore the Company’s securities investments on its balance sheet are not indicative of total real estate securities under management. The Company had $1.6 billion and $1.7 billion of real estate securities in these off-balance sheet financings as of September 30, 2006 and December 31, 2005, respectively. Under the new interpretation Fin 46(R)-6 all new investment grade CDO’s will be consolidated. See Note 2.

(2)

Unallocated comprises corporate level investments and general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16 — Pro Forma Financial Information

As discussed in Note 3, the Company acquired and disposed of interests in certain operating real estate properties during the three and nine months ended September 30, 2006. The pro forma financial information set forth below is based upon the Company’s historical condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, adjusted to give effect of these transactions as of January 1, 2005.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred January 1, 2005, nor does it purport to represent the results of future operations (in thousands, except per share amounts).

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Pro forma revenues	$59,921	$27,117	$140,962	$72,368
Pro forma net income	$9,851	$4,648	$22,738	$7,123
Pro forma net income per common share – basic	$0.23	$0.22	$0.62	$0.34

17 — Off-Balance Sheet Arrangements

As of September 30, 2006, the Company had the following off balance sheet arrangements described below.

The Company’s potential losses in CDO I, CDO II, CDO III and CDO V are limited to its aggregate carrying value which was approximately $103.5 million and $90.1 million at September 30, 2006 and December 31, 2005, respectively.

The terms of the portfolio of real estate securities held by CDO I, CDO II, CDO III and CDO V are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II, CDO III and CDO V have not incurred any losses on any of their securities investments from the date of purchase through September 30, 2006. The Company receives quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V, each representing its proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II, CDO III and CDO V. The Company’s residual interests in the cash flows of CDO I, CDO II, CDO III and CDO V are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of September 30, 2006 and December 31, 2005:

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17 — Off-Balance Sheet Arrangements – (continued)

	CDO Collateral			CDO Notes
As of September 30, 2006	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life	Outstanding CDO Notes	Weighted Average Interest Rate	Stated Maturity
	(in thousands)		(years)	(in thousands)(1)

CDO I	$349,473	6.62%	5.30	$330,255	6.21%	8/1/2038
CDO II	$380,023	6.36%	6.05	$343,211	5.78%	6/1/2039
CDO III	$401,497	6.44%	5.99	$360,420	5.89%	6/1/2040
CDO V	$501,021	6.02%	9.04	$461,500	5.17%	9/5/2045

	CDO Collateral			CDO Notes
As of December 31, 2005	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life	Outstanding CDO Notes	Weighted Average Interest Rate	Stated Maturity
	(in thousands)		(years)	(in thousands)(1)

CDO I	$352,041	6.62%	6.01	$332,831	6.13%	8/1/2038
CDO II	$392,841	6.25%	6.65	$356,170	5.58%	6/1/2039
CDO III	$401,790	6.06%	6.69	$360,973	5.59%	6/1/2040
CDO V	$500,969	5.69%	9.08	$461,500	2.89%	9/5/2045

——————

(1)

Includes only notes held by third parties.

CDO I, CDO II, CDO III and CDO V are variable interest entities. However, management has determined that it and its predecessor were not primary beneficiaries of CDO I, CDO II, CDO III and CDO V and as such, in accordance with FIN 46(R) did not consolidate CDO I, CDO II, CDO III and CDO V. See Note 2 new interpretation Fin 46(R)-6

18 — Commitments and Contingencies

Future Commitment for Salary Payments under Terminated Employment Contracts

In connection with the separation agreement entered into with our former chief financial officer, the Company is required to make salary continuation payments equal to two years’ base salary of $275,000 and pay a pro-rated 2006 bonus and vacation of approximately $94,000. The Company has also agreed to accelerate vesting of certain LTIP Units granted under the 2004 Omnibus Stock Incentive Plan. The former chief financial officer forfeited his awards under the Incentive Bonus Plan and will be entitled to equity awards, in the amount of $340,000 in the third quarter of 2006 upon completion of certain agreed upon services. As a result, the Company has recorded additional compensation expense of $644,000 and additional equity-based compensation of $494,000 for the nine months ended September 30, 2006.

Contractual Lease Obligation

On June 30, 2006, the Company entered into a lease agreement to lease 23,021 square feet of office space. The lease term is from September 1, 2006 to August 31, 2017. The Company was required to provide a security deposit of $1.6 million, which is recorded in Other Assets in the condensed consolidated balance sheet. The following table sets forth the minimum annual rental payments under the lease (in thousands):

Period	Annual Rent

9/1/2006-8/31/2008	$2,187
9/1/2008-8/31/2012	$2,256
9/1/2012-8/31/2017	$2,325

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18 — Commitments and Contingencies – (continued)

The Company is entitled to five months of rent concession commencing on September 1, 2006 and is required to pay a pro-rata share of expenses, as defined in the lease agreement. The new lease will replace the existing corporate headquarters sublease. See note 9.

In connection with the acquisition of the retail net lease portfolio, six of the properties are subject to ground leases. The terms of the ground leases range from 15 to 20 years with extension options. The aggregate amount of the ground lease payments is $2.5 million per year of which 100% is reimbursed by the tenants.

19 — Subsequent Events

Common Dividends

On October 24, 2006, the Company declared a cash dividend of $0.34 per share of common stock. The dividend is expected to be paid on November 15, 2006 to the shareholders on record as of the close of business on November 6, 2006.

Preferred Dividend

On Oct. 24, 2006 the Company declared a cash dividend of $0.35851 per share of Series A preferred stock, payable on November 15, 2006 to shareholders of record on November 6, 2006.

Liability to Subsidiary Trust Issuing Preferred Securities

In October 2006, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust VI, completed a private placement of $25.0 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes due December 30, 2036 issued by the Operating Partnership and guaranteed by the Company. The trust preferred securities and the notes have a 30-year term, ending December 30, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.90%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 8.02%. The securities are redeemable at par beginning December 30, 2011.

Unsecured Revolving Line of Credit

On November 3,  2006, the Company entered into a Revolving Credit Agreement with Keybanc Capital Markets (the “Administrative Agent”) and Bank of America, N.A., as co-lead arrangers. The agreement provides for an unsecured, $100 million revolving credit facility, has a term of three years and bears interest at between 2.00% to 2.50% over LIBOR, based on the overall company leverage.

The facility is supported by an identified asset base with advance rates that vary from 40% to 90% of the asset value provided under a borrowing base calculation. The Administrative Agent has consent rights to the inclusion of assets in the borrowing base calculation.

The terms of the facility include covenants that (a) limit the Company’s maximum total indebtedness to no more than 90% of total assets, (b) require the Company’s fixed charge coverage ratio to be no less than 1.30 to 1.0, (c) require the Company to maintain minimum tangible net worth of not less than 85% of the Company’s tangible net worth at the closing of the facility, plus 75% of the net proceeds from equity offerings completed after the closing of the facility, (d) limit the Company’s recourse indebtedness to 10% of total assets, (e) restrict the Company from making distributions in excess of a maximum of 100% of our adjusted funds from operations, except that the Company may in any case pay distributions necessary to maintain our REIT status, and (f) require the Company to hedge our interest rate exposure such that a 100 basis point fluctuation in interest rates in a quarter would not negatively impact the Company’s adjusted funds from operations in such quarter annualized by greater than 10%. The facility also contains certain customary representations and warranties and events of default.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19 — Subsequent Events – (continued)

Real Estate Debt Investments

Subsequent to September 30, 2006, the Company closed on $68.7 million of new real estate debt investments, consisting of three floating rate loans and one fixed rate loan. The weighted average interest rate of these investments are LIBOR plus a spread of 2.74% and a fixed rate of 9.0% respectively.

Wachovia Facility

On November 7, 2006, the Company amended the Wachovia Facility. Following the amendment, the Company may temporarily borrow up to $750 million under the Wachovia Facility in order to allow the Company to accumulate collateral for its next contemplated real estate debt CDO.

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

These CDOs are collateralized by approximately $730.4 million of real estate debt investments consisting of whole loans, junior participation, mezzanine loans, preferred equity investments, real estate securities, and bonds of our other CDOs.

Real Estate Securities

We invest in CMBS and other commercial real estate debt securities which are primarily investment grade and are financed with long-term debt through the issuance of investment grade CDOs, thereby matching the terms of the assets and the liabilities.

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

During the warehouse accumulation period, our participation under the warehouse agreement is reflected in our financial statements as a non-hedge derivative, which is recorded at fair value and any unrealized gain or loss is charged to operations. Based on our analysis of our investment grade CDO issuers, they were determined to be variable interest entities under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The financial statements of CDO I, CDO II, CDO III and CDO V are not consolidated into our financial statements as of September 30, 2006 and December 31, 2005 since we are not the primary beneficiary. Accordingly, we have designated these beneficial interests in preferred equity of CDO I and the unrated income notes of CDO II, III and V as available for sale securities because they meet the definition of a debt instrument due to their underlying redemption provisions. We earn interest income on these investments.

On April 13, 2006, the FASB issued Fin 46(R)-6. Our recently closed investment grade CDO or CDO VII is consolidated under this new interpretation.

In August 2006, we acquired all of the notes issued in a synthetic CMBS CDO referred to as Abacus 2006-NS2 for $54.2 million. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 6.96%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps. The CDO was determined to be a variable interest entity under Fin 46(R)-6 and its financial statements are consolidated since we are the primary beneficiary.

In August 2006, we acquired all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a for $27 million of which $12.0 million was acquired by our warehouse provider. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 4.41%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps. SEAWALL 2006-4a is determined to be a Qualified Special Purpose Entity (“QSPE”) and according is not consolidated. The notes acquired are accounted for as debt securities available for sale and are carried at their fair value with net unrealized gains or loss reported as a component of other comprehensive income.

Net Lease Properties

We earn rental income from our real estate portfolio. These properties consist primarily of office, industrial, retail, senior housing and health care-related properties that are net leased to corporate tenants.

In March 2006, we acquired a net lease property located in Rockaway, New Jersey, for $21.8 million. The property has 121,038 rentable square feet and is net leased to two tenants under leases that expire in 2015 and 2017.

In May 2006, we entered into a joint venture with Chain Bridge to form Wakefield. The joint venture will acquire, finance and/or otherwise invest in senior housing and healthcare-related properties. In connection with the formation of the venture, Chain Bridge contributed substantially all of its assets to Wakefield. The initial portfolio contributed from Chain Bridge consisted of 13 net leased properties primarily comprised of assisted living facilities, and several loans, most of which are secured by first mortgages on senior housing assets.

In June 2006, we acquired a net lease property located in Indianapolis, Indiana, for $34.4 million. The property has 333,600 square feet of rentable space and is net leased to one tenant under a lease that expires in 2025.

In July 2006, we acquired a net lease property located Aurora, Colorado, for $45.5 million. The property has 183,529 square feet of rentable space and is net leased to a single tenant under a lease that expires in June 2015

In September 2006, we acquired a portfolio of nine retail net lease properties for $63.2 million. The properties have 468,111 square feet of rentable space and are net leased to two retail tenants with leases that expire beginning in 2016 through 2024.

Unconsolidated Ventures

In February 2006, through a joint venture with an institutional investor, we acquired a portfolio of three adjacent Class “A” office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two first mortgage loans totaling $37.9 million. We contributed $8.4 million for a 50% interest in the joint venture. Our equity in earnings from the joint venture includes our share of the rental income generated from the properties, less our share of operating expenses and depreciation relating to the assets.

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

Critical Accounting Policies

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2005 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting policies” for a discussion of our critical accounting policies. For the three and nine months ended September 30, 2006 there were no material changes to these policies.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006. We are currently evaluating the potential impact and do not believe that the adoption of SFAS 155 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed, provided that the reporting entity has not yet issued financial statements, including interim financial statements for the fiscal year in which the statement is adopted. The provision of this statement is to be applied prospectively as of the fiscal year of adoption. The Company intends to adopt the provisions of SFAS 157 for its fiscal year commencing January 1, 2007. We are currently evaluating the potential impact and do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are evaluating FIN 48, but do not believe it will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes registrants must consider the impact of correcting all misstatements, including the effect of misstatements that were not corrected at the end of the prior year. These prior year misstatements should be considered in quantifying misstatements in current year financial statements. Thus, a registrant’s financial statements would require adjustment when the assessment in the current year or in prior years results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. We will be required to adopt SAB 108 in the fourth quarter 2006. We are currently evaluating the impact of SAB 108 and do not believe it will have a material impact on the consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Revenues

Interest Income

Interest income for the three months ended September 30, 2006 totaled $41.0 million, representing an increase of $29.5 million or 257%, compared to $11.5 million for the three months ended September 30, 2005. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate securities and real estate debt on investments with a net book value of $1.4 billion subsequent to September 30, 2005. This was slightly offset by approximately $287.4 million of real estate debt repayments since September 30, 2005.

Interest Income – Related Parties

Interest income from related parties for the three months ended September 30, 2006 totaled $2.9 million, representing an increase of $1.0 million, or 53%, compared to $1.9 million for the three months ended September 30, 2005. The increase was attributable to increased investment activity related to our investment grade CDOs. CDO V closed September 22, 2005 and we acquired all of the non-investment grade note classes of this financing. These acquisitions contributed approximately $1.0 million of additional interest income for the three months ended September 30, 2006.

Rental and Escalation Income

Rental and escalation income for the three months ended September 30, 2006 totaled $11.2 million, representing an $8.6 million, or 331% increase compared to $2.6 million for the three months ended September 30, 2005. The increase was attributable to the following real estate acquisitions totaling $313.5 million made subsequent to September 30, 2005: the Executive Center portfolio in December 2005; the Green Pond property in March 2006; the Wakefield portfolio which closed in May 2006, the Indianapolis property in June 2006, the Aurora property in July 2006 and the Retail Portfolio in September 2006. The following properties, acquired in the second half of 2005, for an aggregate purchase price of $85.1 million also contributed to the additional rental income due to having a full quarter’s benefit of their income for the third quarter of 2006: the Salt Lake City property in August 2005, the EDS portfolio in September 2005. These acquisitions collectively contributed additional rental income of $8.7 million. In addition, the Chatsworth portfolio’s rental income increased by $0.1 million over the prior year due to a rent increase based on the CPI index. This increase was offset by lower income of $0.2 million from the New York portfolio due to the expiration of one of our leasehold interests.

Advisory and Management Fee Income – Related Parties

Advisory fees from related parties for the three months ended September 30, 2006 totaled $1.5 million, representing an increase of approximately $0.3 million, or 25%, compared to $1.2 million for the three months ended September 30, 2005. The increase was comprised primarily of higher fees of $0.4 million earned for CDO V, which closed September 22, 2005. This increase was partially offset by a decrease in fees earned from the NSF venture of approximately $0.1 million due to termination of our advisory fee agreement on February 1, 2006.

Other Revenue

Other revenue for the three months ended September 30, 2006 totaled $2.0 million, representing an increase of $2.0 million compared to the three months ended September 30, 2005. The increase is primarily attributable to prepayment fees of $0.7 million on the early repayment of one of our real estate debt investments, $0.5 million of premiums received on credit default swaps related to a synthetic CDO the Company acquired in August 2006, $0.2 million of net expense reimbursements at two properties in our net lease portfolio and $0.6 million of miscellaneous income related to investments.

Expenses

Interest Expense

Interest expense for the three months ended September 30, 2006 totaled $33.0 million, representing an increase of $24.2 million or 275%, compared to $8.8 million for the three months ended September 30, 2005. This increase was primarily attributable to an increase in debt outstanding from the financing of our new investments. Our on-balance sheet investments increased from $0.8 million as of September 30, 2005 to $2.2 billion in September 30, 2006. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

Real Estate Properties – Operating Expenses

Property operating expenses for the three months ended September 30, 2006 totaled $2.3 million, representing an increase of $1.8 million, compared to $0.5 million for the three months ended September 30, 2005. The increase was attributable to the expenses relating to net lease properties acquired subsequent to September 30, 2005 as follows: Wakefield portfolio, the Green Pond property and the following acquisitions acquired in the latter part of the September 30, 2005 quarter: the Salt Lake City property; the Executive Center portfolio. These acquisitions collectively contributed to $1.8 million of additional property operating expenses.

General and Administrative

General and administrative expenses for the three months ended September 30, 2006 totaling $8.7 million increased $5.2 million, or 149%, compared to $3.5 million for the three months ended September 30, 2005. The increase is comprised of the following:

Salaries and equity based compensation for the three months ended September 30, 2006 totaled $5.0 million, including equity based compensation of $2.1 million representing an increase of approximately $2.9 million, or 135%, compared to $2.1 million for the three months ended September 30, 2005. The increase was primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our business throughout 2005 into 2006, the termination of shared services agreement in November 2005. The acquisition of a loan origination business in January 2006 also resulted in an additional $0.5 million of compensation expense for the third quarter of 2006. In addition, equity based compensation expense increased by $1.4 million over the three months ended September 30, 2005. The increase was attributable to approximately $0.1 million relating to an employee outperformance bonus plan for our chief investment officer, approximately $0.6 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan, (which includes additional grants of 429,913 LTIP units in January 2006, 58,357 LTIP units in April 2006 and the accelerated LTIP vesting of the former CFO grants) $0.5 million relating to our Long-Term Incentive Bonus Plan, and compensation expense of $0.3 million relating to our 2006 Outperformance Plan which was approved by the Compensation Committee of our Board of Directors in January of 2006. The increase was slightly offset by a decrease of $0.1 million in stock based compensation which related to LTIP units granted to the Chief Investment Officer as part of a buyout of a profits interest in NS Advisors LLC. This LTIP grant was fully expensed in July of 2005.

Shared services – related party decreased 100% for the three months ended September 30, 2006 as a result of the termination of the shared facilities and services agreement in October 2005. At that time, we entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, we rent from NorthStar Capital office space currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses.

Auditing and professional fees for the three months ended September 30, 2006 totaled $1.1 million, representing an increase of $0.8 million, or 266%, compared to $0.3 million for the three months ended September 30, 2005. The increase was primarily attributable to auditing fees of $0.5 million relating to audit work performed by our current auditing firm so that they can opine on our prior period financial statements previously audited by another firm. We decided to re-audit the prior years in order to mitigate the cost of accessing the capital markets when conditions are favorable. In addition, there was an $0.3 million increase in professional fees relating to legal fees for general corporate work, recruiting fees for new hires, and fees related to agreed upon procedures in connection with CDOs.

Insurance for the three months ended September 30, 2006 totaled $0.4 million, representing an increase of $0.2 million, compared to $0.2 million for the three months ended September 30, 2005. The increase was attributable to higher costs incurred for directors and officers liability policies renewed in October 2005 and umbrella insurance coverage for the net lease properties acquired after September 30, 2005.

Other general and administrative expenses for the three months ended September 30, 2006 totaled $2.2 million, representing an increase of approximately $1.7 million, compared to $0.5 million for the three months ended September 30, 2005. Approximately $1.2 million of the increase was primarily attributable to increased public company costs, which includes printing expense, public relations, and cash management fees, software costs, direct office costs incurred in connection with the limited sublease agreement and the new lease for relocation of our corporate offices during early 2007, licensing fees, and approximately $0.2 million in connection with our loan origination business that we acquired on January 19, 2006. In addition, there was approximately $0.3 million relating to the write off of a previously capitalized costs in connection with a potential acquisition which did not close.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2006 totaled $4.1 million, representing an increase of $3.1 million, compared to $1.0 million for the three months ended September 30, 2005. This increase was primarily attributable to the following net lease acquisitions made subsequent to September 30, 2005: the Executive Center portfolio; the Green Pond property; the Wakefield properties, the Indianapolis property, the Aurora property, the retail portfolio, and the following acquisitions acquired in the latter part of the September 30, 2005 quarter: the Salt Lake City property; the Executive Center portfolio.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the three months ended September 30, 2006 totaled $116,000, representing an increase of $55,000, compared to $61,000 for the three months ended September 30, 2005. The increase was attributable to the CS/Federal Venture interest, a net lease joint venture we entered into in February 2006. We recognized $116,000 which represented our share of the net income of the CS/Federal Venture. The increase was partially offset by a decrease of $61,000 relating to NSF venture as a result of the sale of our interest in the NSF venture on February 1, 2006, which was acquired in the latter part of the third quarter 2005.

Unrealized Gain (Loss) on Investments and Other

Unrealized gain (loss) on investments and other decreased by approximately $0.4 million for the three months ended September 30, 2006 to $21,000 from $0.4 million for the three months ended September 30, 2005 primarily due to increasing interest rates resulting in the changes of the fair market value of fixed-rate collateral held under the warehouse agreements. The unrealized gain on investments for the three months ended September 30, 2006 consisted of a $120,000 mark-to-market loss on the securities and $159,000 gain that represents the net Carry on the accumulated securities held under the warehouse agreement. This was offset by a net unrealized mark-to-market loss of $17,000 related to the basis swaps in CDO VII.

Realized Gain on Investments and Other

The realized gain of $0.3 million for the three months ended September 30, 2006 related to the sale of certain securities in CDO VII. The realized gain of $1.6 million for the three months ended September 30, 2005 was attributable to the increase in fair value related to the net Carry of securities during the warehouse period which we recognized at the close of CDO V and the gain on sale of certain securities.

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

Comparison of the Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Revenues

Interest Income

Interest income for the nine months ended September 30, 2006 totaled $86.3 million, representing an increase of $59.5 million or 222%, compared to $26.8 million for the nine months ended September 30, 2005. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate securities and real estate debt on investments with a net book value of approximately $1.4 billion subsequent to September 30, 2005. This was slightly offset by a decrease of $6.5 million in interest income related to the liquidation of our short term AAA-rated, floating rate securities by the fourth quarter of 2005 and $287.4 million of real estate debt repayments since September 30, 2005.

Interest Income – Related Parties

Interest income from related parties for the nine months ended September 30, 2006 totaled $8.7 million, representing an increase of $3.6 million, or 71%, compared to $5.1million for the nine months ended September 30, 2005. The increase was attributable to increased investment activity related to our investment grade CDOs. CDO III closed in March 2005 and we acquired all of the non-investment grade note classes. CDO V closed in September 2005 and we acquired all of the non-investment grade note classes of this financing.

Rental and Escalation Income

Rental and escalation income for the nine months ended September 30, 2006 totaled $25.6 million, representing a $19.0 million, or 288% increase compared to $6.6 million for the nine months ended September 30, 2005. The increase was attributable to the following real estate acquisitions totaling $313.5 million made subsequent to September 30, 2005: the Executive Center portfolio in December 2005; the Green Pond property in March 2006; and the Wakefield portfolio which closed in May 2006, the Indianapolis property in June 2006, the Aurora property in July 2006 and the Retail Portfolio in September 2006. The following properties, acquired in the second half of 2005, for an aggregate purchase price of $85.1 million also contributed to the additional rental income due to having a full nine months benefit of their income in 2006: the Salt Lake City property in August 2005 and the EDS portfolio in September 2005. These acquisitions collectively contributed additional rental income of $18.7 million. In addition, the Chatsworth portfolio’s rental income increased by $0.7 million over the prior year due to a rent increase based on the CPI index and increase in real estate tax escalations due to a real estate tax reassessment which is entirely reimbursed by the tenant. This increase was offset by lower income of $0.4 million from the New York portfolio due to the expiration of one of our leasehold interests.

Advisory and Management Fee Income – Related Parties

Advisory fees from related parties for the nine months ended September 30, 2006 totaled $4.4 million, representing an increase of approximately $1.2 million, or 38%, compared to $3.2 million for the nine months ended September 30, 2005. The increase was comprised primarily of higher fees earned for CDO III (which closed March 2005) and CDO V (which closed September 2005) of $1.6 million. This increase was partially offset by a decrease in fees earned from the NSF venture of approximately $0.4 million due to termination of our advisory fee agreement on February 1, 2006.

Other Revenue

Other revenue for the nine months ended September 30, 2006 totaled $4.3 million, representing an increase of $4.3 million or 100% compared to the nine months ended September 30, 2005. The increase is primarily attributable to recognition of incentive income of $1.2 million in connection with sale of our interest in the NSF venture on February 1, 2006. In addition, we recognized approximately $1.4 million, mainly from prepayment fees on the early repayment of six of our real estate debt investments, $0.6 million related to other reimbursement income from our net lease properties, $0.5 million of premiums received on credit default swaps related to a synthetic CDO the Company acquired in August 2006, and $0.6 million of miscellaneous income related to investments.

Expenses

Interest Expense

Interest expense for the nine months ended September 30, 2006 totaled $67.2 million, representing an increase of $46.1 million or 218%, compared to $21.1 million for the nine months ended September 30, 2005. This increase was primarily attributable to an increase in the financing of our new investments. Our on-balance sheet investments increased from $0.8 million as of September 30, 2005 to $2.2 billion in September 30, 2006. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

Real Estate Properties – Operating Expenses

Property operating expenses for the nine months ended September 30, 2006 were $5.6 million, representing an increase of $4.4 million or approximately 367%, compared to $1.2 million for the nine months ended September 30, 2005. The increase was attributable to expenses relating to the following net lease properties acquired in 2006: Wakefield, Green Pond and the following properties that closed in the in the latter part of third quarter 2005: the Executive Center Portfolio and the Salt Lake City property. These acquisitions collectively increased property operating expenses by approximately $4.3 million. In addition, the Chatsworth portfolio had taxes an increase of $0.3 million of real estate taxes due to an easement and an increase in ground rent as a result of CPI index increase in December 2005.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2006 totaled $24.5 million increased $12.5 million, or 103%, compared to $12.0 million for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, salaries and other compensation including equity based compensation of $6.6 million, totaled $14.9 million, representing an increase of approximately $8.5 million, or 133%, compared to $6.4 million for the nine months ended September 30, 2005. The increase was primarily attributable to an increase in salaries of $2.5 million due to higher staffing levels to accommodate the expansion of our business throughout 2005 into 2006 and the termination of shared services agreement in November 2005. The acquisition of a loan origination business on January 19, 2006 also resulted in an additional $1.3 million of compensation expense for the nine months ended September 2006. In connection with an agreement entered into with our former CFO which entitled him to two years base salary, we recorded a one time charge to compensation expense of $0.6 million. In addition, equity based compensation expense increased by $4.1 million, compared to the nine months ended September 30, 2005. The increase was attributable to approximately $0.5 million relating to an employee outperformance bonus plan for our chief investment officer, $1.1 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan (which includes additional grants of 429,913 LTIP units in January 2006, and 58,357 LTIP units in April 2006). There was approximately $0.4 million of accelerated vesting of units relating to the former CFO’s termination agreement, $1.4 million relating to our Long-Term Incentive Bonus Plan, and compensation expense of $0.9 million relating to our 2006 Outperformance Plan which was approved by the Compensation Committee of our Board of Directors in January of 2006 and $0.2 million relating to 17,049 shares of common stock issued to our Board of Directors, as part of their annual grants to our Board of Directors. The increase was slightly offset by a decrease of $0.4 million in stock based compensation which related to LTIP units granted to the Chief Investment Officer as part of a buyout of a profits interest in NS Advisors LLC. This LTIP grant was fully expensed in July of 2005.

Shared services – related party decreased 100% from the nine months ended September 30, 2006 as a result of the termination of the shared facilities and services agreement in October 2005. At that time, we entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, we rent from NorthStar Capital office space currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses.

Insurance for the nine months ended September 30, 2006 totaled $0.9 million, representing an increase of $0.2 million, compared to $0.7 million for the nine months ended September 30, 2005. The increase was attributable to higher costs incurred for directors and officers liability policies we renewed in October 2005 and umbrella insurance coverage for the net lease properties that were acquired after September 30, 2005.

Auditing and professional fees for the nine months ended September 30, 2006 totaled $3.4 million, representing an increase of $1.0 million, or 40%, compared to $2.5 million for the nine months ended September 30, 2005. The increase was primarily attributable to both Sarbanes-Oxley and to auditing fees of $0.6 million relating to audit work performed by our current auditing firm so that they can opine on our prior period financial statements previously audited by another firm. We decided to re-audit prior years in order to mitigate the cost of accessing the capital markets when conditions are favorable.

Other general and administrative expenses for the nine months ended September 30, 2006 totaled $5.2 million, representing an increase of approximately $3.8 million, compared to $1.4 million for the nine months ended September 30, 2005. The majority of the increase was primarily attributable to increased public company expenses which include printing expense, annual reports, public relations and software costs, direct office costs incurred in connection with the limited sublease agreement, our new lease for the relocation of our corporate offices during early 2007 and licensing fees. In addition there was an increase $0.5 million in connection with our loan origination business that we acquired on January 19, 2006.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2006 totaled $9.4 million, representing an increase of $6.9 million, compared to $2.5 million for the nine months ended September 30, 2005. This increase was primarily attributable to the following net lease acquisitions made subsequent to September 30, 2005: the Executive Center portfolio; the Green Pond property; the Wakefield properties, the Indianapolis property, the Aurora property, the Retail Portfolio, and the following acquisitions acquired in the latter part of the September 30, 2005 quarter: the Salt Lake City property; the Executive Center portfolio.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the nine months ended September 30, 2006 totaled $312,000, representing an increase of $145,000, compared to $167,000 for the nine months ended September 30, 2005. The increase was attributable to the CS/Federal Venture interest, a net lease joint venture we entered into in February 2006. We recognized $282,000 which represented our share of the income. In addition we only recognized $30,000 from our investment in NSF Venture which was a decrease of $137,000, from prior year, as a result of the sale of our interest in the NSF venture on February 1, 2006.

Unrealized Gain on Investments and Other

Unrealized gain on investments and other increased by approximately $0.7 million for the nine months ended September 30, 2006 to $1.7 million from $1.0 million for the nine months ended September, 2005 primarily due to differences in the market conditions resulting in the changes of the fair market value of collateral held under the warehouse agreements. The unrealized gains on investments for 2006 consist of a $1.5 million mark-to-market gain on the securities of CDO VII warehouse prior to the closing of the CDO on June 22, 2006. A $0.5 million mark-to-market loss and a $0.7 million gain which represents the net Carry on the accumulated securities held under the CDO IX warehouse agreement. Unrealized gains on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term included in the financial reporting period.

Realized Gain on Investments and Other

For the nine months ended September 30, 2006 and 2005 there were realized gains of $1.1 million and $2.2 million respectively representing the decrease in fair value related to the net carry of securities during the warehouse period which we recognized at the close of CDO VII, CDO V and CDO III. In addition for the nine months ended September 30, 2006 we recognized a $0.3 million dollar gain related sale of certain securities in CDO VII.

Income from Discontinued Operations, Net of Minority Interest

Income from discontinued operations represents the operations of properties sold or held for sale during the period. We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations. In 2005 729 Seventh Avenue and 1552 operations were reclassified to income from discontinued operations. 729 Seventh was sold on June 30, 2005 and 1552 sale closed in the third quarter of 2005.

Gain on Sale from Discontinued Operations, Net of Minority Interest

We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006 and recognized a gain on sale, net of minority interest of $0.1 million for the nine months ended September 30, 2006. In June 2005 we sold our interest in 729 Seventh Avenue recognizing a gain net of minority interest of $8.6 million.

Gain on Sale of Joint Venture Interest, Net of Minority Interest

On February 1, 2006, we sold our interests in the NSF venture to the NSF venture investor and terminated the associated advisory agreements for total consideration of $2.9 million. We recognized a gain on sale, net of minority interest of $0.3 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, we had unrestricted cash and cash equivalents balance of $43.5 million. The Company requires significant capital to fund its investment activities and operating expenses. Our capital sources include cash flow from operations, borrowings under revolving credit facilities, financings secured by the Company’s assets such as first mortgage and CDO financings, long-term subordinate capital such as trust preferred securities and the issuance of common and preferred stock.

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non deductible excise tax.

These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital committed to its operations; however, we believe that our access to capital resources and financing will enable us to meet current and anticipated capital requirements. We believe that our existing sources of funds will be adequate for purposes of meeting our short- and long-term liquidity needs. Our ability to meet a long-term (beyond one year) liquidity requirement is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide the Company with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. On March 31, 2006, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 which was amended on April 11, 2006 and declared effective by the Securities and Exchange Commission on April 26, 2006.

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

Debt Obligations

As of September 30, 2006, we had the following debt outstanding (in thousands):

	Stated Maturity	Interest Rate	Balance at September 30, 2006	Balance at December 31, 2005

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015	5.65%	$43,577	$43,777
Salt Lake City	9/1/2012	5.16%	16,670	16,919
EDS	10/8/2015	5.37%	49,120	49,120
Executive Center	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,480	—
Indianapolis	2/1/2017	6.06%	28,600	—
Wakefield	8/30/2010	6.56% to 7.74%	48,340	—
Aurora	7/11/2016	6.22%	33,500	—
DSG	10/11/2016	6.17%	35,100	—
Keene	2/1/2016	5.85%	6,991	—
Fort Wayne	1/1/2015	6.41%	3,643	—
Portland	6/17/2014	7.34%	5,168	—
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014	6.64%	12,295	13,000
Aurora	5/11/2012	7.37%	3,278	—

	Stated Maturity	Interest Rate	Balance at September 30, 2006	Balance at December 31, 2005

Repurchase obligations	See Repurchase Obligations below	LIBOR varies	79,295	7,054
Credit Facilities
DBAG	12/21/2007	LIBOR + 0.75% to 2.25%	—	—
Wachovia	7/12/2008	LIBOR + 0.15% to 2.50%	457,960	243,002
Bank of America	11/10/2006	LIBOR + 3.25%	—	—

CDO bonds payable
CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
CDO VI	6/1/2041	LIBOR + 0.55% (average spread)	299,577	—
CDO VII	6/22/2051	LIBOR + 0.33% (average spread)	510,800	—
Abacus II	8/28/2046	LIBOR + 4.41% (average spread)	23,750	—

Liability to subsidiary trusts issuing preferred securities(1)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	—
Trust V	9/30/2036	8.16%	30,100	—
			$2,215,082	$832,610

——————

(1)

The liability to subsidiary trusts have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.70% to 3.25%.

Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth and a minimum level of liquidity. In addition, we provide limited guarantees to certain subsidiaries that are borrowers under the secured revolving credit facilities. These subsidiaries are required to maintain minimum debt service coverage ratios and have limits on permitted loan-to-value ratios. As of September 30, 2006, we are in compliance with all financial and non-financial covenants in our debt obligations.

Financing Activity

In March 2006, a wholly owned subsidiary of the Company completed a private placement of $50.0 million of trust preferred securities (“Trust IV”). We own all of the common stock of Trust IV. The trust preferred securities have a fixed interest rate of 7.95% per annum, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 2.80% per annum.

In March 2006, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $450 million of CMBS and other real estate debt securities under our direction with the expectation of selling such securities to our next CDO issuance. As of September 30, 2006, we have deposited $17.0 million cash collateral for the purpose of covering a portion of any losses or cost associated with the accumulation of securities that will be made under the warehouse agreement. The bank has accumulated $329.7 million in real estate securities under the terms of the warehouse agreement as of September 30, 2006. The warehouse agreement also provides for our notional participation in the income that the assets generate after deducting the notional debt cost.

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

In June 2006, we completed its seventh CDO issuance (“CDO VII”). We sold investment grade notes having a face amount of $510.8 million and retained all the below investment grade securities and income notes. The CDO VII bonds are collateralized by $481.9 million of real estate securities $46.5 million real estate debt investments and $9.5 million of cash as of September 30, 2006.

In connection with the acquisition of the Green Pond Property located in Rockaway, New Jersey, we entered into a loan agreement with a major commercial bank for non-recourse, first mortgage in the principal amount of $17.5 million. This mortgage matures on April 11, 2016 and bears interest at a fixed rate of 5.68%. The mortgage requires interest only payments through April 2008, and the mortgage will require monthly principal and interest payments of $101,233 thereafter, amortizing the principal balance to $15.4 million at maturity.

In connection with the joint venture with Chain Bridge, Wakefield assumed an existing loan facility with a major commercial bank providing for up to $60 million of non-recourse mortgage financing. The facility was entered into in August 2005 and contemplates the financing of new acquisitions made by Wakefield during the term of the facility. The loan facility matures on August 30, 2010 and bears interest at fixed rates ranging from 6.56% to 7.74%. The weighted average interest rate payable under the facility at September 30, 2006 was 6.86%. The mortgage requires interest only payments through September 2008, and monthly interest and principal payments thereafter, amortizing the principal amount to $46.9 million at maturity.

In connection with the acquisition of the Indianapolis property, we entered into a loan agreement with a major commercial bank for a non-recourse first mortgage in the principal amount of $28.6 million. This mortgage matures on February 1, 2017 and bears interest at a fixed rate of 6.06%. The mortgage requires interest only payments through July 2008, and commencing on August 2, 2008 principal and interest payments of $172,576, amortizing the principal balance to $25.1 million at maturity.

In June 2006, NorthStar Realty Finance Corp. and certain of its subsidiaries amended its master repurchase agreement with Wachovia Bank, National Association. Following the amendment, we may now borrow up to $500 million under the Wachovia Facility in order to finance the origination and acquisition of senior and subordinate debt and other real estate loans and securities. The additional capacity and flexibility under the Wachovia Facility will allow us to accumulate collateral for its next contemplated real estate debt CDO and to continue to finance other investments. Advance rates under the Wachovia Facility range from 50% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the Wachovia Facility bear interest at spreads of 0.15% to 2.50% over one-month LIBOR, depending on the type collateral for which the amount is borrowed. Additionally, if a securitization transaction with respect to the collateral subject to the Wachovia Facility is not consummated by March 23, 2007, certain advances under the Wachovia Facility will be subject to commitment and unused fees and our limited guarantee shall be increased to 10% of the amount outstanding under the Facility.

On March 13, 2006, a wholly owned subsidiary of the Company completed a private placement of $50.0 million of the trust preferred securities (“Trust IV”). The Company owns all of the common stock of Trust IV. The trust preferred securities have a fixed interest rate of 7.95% per annum, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 2.80% per annum. The securities are redeemable at par beginning June 30, 2011.

In August 1, 2006, our wholly owned subsidiary, NorthStar Realty Finance Trust V, completed a private placement of $30 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes that we issued due September 30, 2036. The trust preferred securities and the notes have a 30-year term, ending September 30, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.70%. We entered into an interest rate swap agreement, which fixed the interest rate for 10 years at 8.16%. The securities are redeemable at par beginning September 30, 2011.

In connection with the acquisition of the Aurora property, the Company entered into a loan agreement with a major commercial bank for non-recourse, first mortgage in the principal amount of $33.5 million. The mortgage matures on July 11, 2016 and bears interest at a fixed rate of 6.22%. The mortgage requires interest only payments through July 2008, and monthly principal and interest payments of $205,699 thereafter, amortizing the principal balance to $29.8 million at maturity.

In connection with the acquisition of a net lease property located in Keene, New Hampshire, we assumed a non-recourse first mortgage in the principal amount of $6.9 million. The mortgage matures on February 1, 2016 and bears interest at a fixed rate of 5.85%. The mortgage requires monthly principal and interest payments of $41,532 thereafter, amortizing the principal balance to $5.9 million at maturity.

In connection with the acquisition of a net lease property located in Portland, Maine, we assumed a non-recourse first mortgage in the principal amount of $5.2 million. The mortgage matures on June 17, 2014 and bears interest at a fixed rate of 7.34%. The mortgage requires monthly principal and interest payments of $43,808, amortizing the principal balance to $3.7 million at maturity.

In connection with the acquisition of a net lease property located in Fort Wayne, Indiana, we assumed a non-recourse first mortgage in the principal amount of $3.6 million. The mortgage matures on January 1, 2015 and bears interest at a fixed rate of 6.41%. The mortgage requires principal and interest payments of $25,109 amortizing the principal balance to $2.9 million at maturity.

In connection with the acquisition of six net lease properties, the Company entered into a loan agreement with a major commercial bank for a non-recourse, cross-collateralized first mortgage in the principal amount of $35.1 million. The mortgage matures on October 11, 2016 and bears interest at a fixed rate of 6.17%. The mortgage requires monthly principal and interest payments of $214,317 amortizing the principal balance to $29.9 million at maturity.

In connection with the acquisition of the Aurora property, we entered into a non-recourse mezzanine loan agreement (the “Aurora Mezzanine Loan”) which was assigned to, then funded by our securities warehouse provider for a mezzanine loan in the amount of $3.3 million. The Aurora Mezzanine Loan bears interest at a fixed rate of 7.37%, and requires monthly principal and interest payments that will fully amortize the loan by maturity on May 11, 2012.

Cash Flows

The net cash flow provided by operating activities of $73.5 million, increased by $60.1 million for the nine months ended September 30, 2006, excluding the effects of the short term security portfolio liquidation of $793.6 from $13.4 million of cash provided by operations for the nine months ended September 30, 2005. This was primarily due to the operating cash flows generated from a greater asset base resulting from net origination/acquisition volumes generated by our three business lines.

The net cash flow used in investing activities increased by $813.9 million for the nine months ended September 30, 2006 from $712.6 million for the nine months ended September 30, 2005. Net cash used in investing activities in 2006 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities and originate or acquire real estate debt investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow provided by financing activities increased by $1.6 billion for the nine months ended September 30, 2006 to $1.5 billion from $0.1 million of cash flow used in financing activities for the nine months ended September 30, 2005. The primary source of cash flow provided by financing activities was the perpetual preferred and common equity offerings, the issuance of CDO bonds, borrowings under credit facilities and issuing trust preferred securities.

Recent Developments

Real Estate Debt Investments

Subsequent to September 30, 2006, we closed on $68.7 million of new real estate debt investments, consisting of three floating rate loans and one fixed rate loan. The weighted average interest rate of these investments are LIBOR plus a spread of 2.74% and a fixed rate of 9.0% respectively.

Dividends

Common Dividends

On October 24, 2006, the Company declared a cash dividend of $0.34 per share of common stock. The dividend is expected to be paid on November 15, 2006 to the shareholders on record as of the close of business on November 6, 2006.

Preferred Dividend

On October 24, 2006 the Company declared a cash dividend of $0.35851 per share of Series A preferred stock, payable on November 15, 2006 to shareholders of record on November 6, 2006.

Liability to Subsidiary Trust Issuing Preferred Securities

In October 2006, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust VI, completed a private placement of $25 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes due December 30, 2036 issued by the Operating Partnership and guaranteed by the Company. The trust preferred securities and the notes have a 30-year term, ending December 30, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.90%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for 10 years at 8.02%. The securities are redeemable at par beginning December 30, 2011.

Unsecured Revolving Line of Credit

On November 6, 2006, we entered into a Revolving Credit Agreement with Keybanc Capital Markets (the “Administrative Agent”) and Bank of America, N.A., as co-lead arrangers. The agreement provides for an unsecured, $100 million revolving credit facility, has a term of three years and bears interest at between 2.00% to 2.50% over 30-day LIBOR, based on our overall company leverage.

The facility is supported by an identified asset base with advance rates that vary from 40% to 90% of the asset value provided under a borrowing base calculation. The Administrative Agent has consent rights to the inclusion of assets in the borrowing base calculation.

The terms of the facility include covenants that (a) limit our maximum total indebtedness to no more than 90% of total assets, (b) require our fixed charge coverage ratio to be no less than 1.30 to 1.0, (c) require us to maintain minimum tangible net worth of not less than 85%, of our tangible net worth at closing of the facility, plus 75% of the net proceeds from equity offerings completed after the closing of the facility, (d) limit our recourse indebtedness to 10% of total assets, (e) restrict us from making distributions in excess of a maximum of 100% of our adjusted funds from operations, except that we may in any case pay distributions necessary to maintain our REIT status, and (f) require us to hedge our interest rate exposure such that a 100 basis point fluctuation in interest rates in a quarter would not negatively impact our adjusted funds from operations in such quarter annualized by greater than 10%. The facility also contains certain customary representations and warranties and events of default.

Real Estate Debt Investments

Wachovia Facility

On November 7, 2006, the Company amended the Wachovia Facility. Following the amendment, the Company may temporarily borrow up to $750 million under the Wachovia Facility in order to allow the Company to accumulate collateral for its next contemplated real estate debt CDO, which is expected to close in December 2006.

Contractual Commitments

As of September 30, 2006, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Mortgage notes	$339,668	$396	$4,644	$54,662	$279,966
Mezzanine loan payable	15,574	701	4,390	3,403	7,080
Repurchase agreements	79,295	79,295	—	—	—
CDO bonds payable	1,134,127	—	—	—	1,134,127
Liability to subsidiary trusts issuing preferred securities	188,458	—	—	—	188,458
Wachovia facility	457,960	—	457,960	—	—
Capital leases(1)	17,513	88	807	974	15,644
Operating leases	40,973	434	5,519	5,506	29,514
Total contractual obligations	$2,273,568	$80,914	$473,320	$64,545	$1,654,789

——————

(1)

Includes interest on the capital leases.

In accordance with certain loan agreements, we have unfunded commitments of $79.9 million as of September 30, 2006, that we are obligated to fund as borrowers meet certain requirements. The timing of the funding is uncertain and the expiration of the funding ranges from August 2007 to April 2010.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had the material off balance sheet arrangements described below.

Our potential losses in CDO I, CDO II, CDO III and CDO V are limited to our aggregate carrying value which was approximately $103.5 million at September 30, 2006.

The terms of the portfolio of real estate securities held by CDO I, CDO II, CDO III and CDO V are matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. CDO I, CDO II, CDO III and CDO V have not incurred any losses on any of their securities investments from the date of purchase through September 30, 2006. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V, each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of CDO II, CDO III and CDO V. Our residual interests in the cash flows of CDO I, CDO II, CDO III and CDO V are accounted for as debt securities pursuant to Emerging Issues Task Force Topic 99-20.

The following table describes certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of September 30, 2006:

	CDO Collateral			CDO Notes
	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life	Outstanding CDO Notes	Weighted Average Interest Rate	Stated Maturity
	(in thousands)		(years)	(in thousands)(1)

CDO I	$349,473	6.62%	5.30	$330,255	6.21%	8/1/2038
CDO II	$380,023	6.36%	6.05	$343,211	5.78%	6/1/2039
CDO III	$401,497	6.44%	5.99	$360,420	5.89%	6/1/2040
CDO V	$501,021	6.02%	9.04	$461,500	5.17%	9/5/2045

——————

(1)

Includes only notes held by third parties.

CDO I, CDO II, CDO III and CDO V are variable interest entities. However, management has determined that we are not the primary beneficiary of CDO I, CDO II, CDO III and CDO V and as such, in accordance with FIN 46(R)-6, did not consolidate CDO I, CDO II, CDO III and CDO V. See Note 2 new interpretation Fin 46(R)-6.

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

Set forth below is a reconciliation of FFO and AFFO to net income before minority interests for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Funds from Operations:
Income before minority interest in operating partnership	$10,932	$5,620	$25,768	$8,294
Adjustments:
Minority interest in Joint Venture	(37)	—	(37)	—
Depreciation and amortization	4,050	963	9,388	2,476
Funds from discontinued operations	—	314	121	1,026
Real estate depreciation and amortization – unconsolidated ventures	326		658	—
Funds from Operations	$15,271	$6,897	$35,898	$11,796

Adjusted Funds from Operations:
Funds from Operations	$15,271	$6,897	$35,898	$11,796
Straight-line rental income, net	(325)	(20)	(998)	(58)
Straight-line rental income, discontinued operations	—	5	—	(279)
Straight-line rental income and Fair value lease revenue, unconsolidated ventures	(144)		(176)	—
Amortization of equity-based compensation	2,108	740	6,564	2,499
Fair value lease revenue (SFAS 141 adjustment)	(375)	(1)	(490)	(4)
Adjusted Funds from Operations	$16,535	$7,621	$40,798	$13,954

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At September 30, 2006, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $13.3 million, offset by an increase in our interest expense of approximately $11.2 million on our variable rate liabilities.

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

At September 30, 2006, the real estate securities that serve as collateral for CDO I, CDO II, CDO III and CDO V each had an overall weighted average credit rating of approximately BBB and approximately 81%, 77%,67%, and 68%, respectively, of these securities are investment grade.

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

Net Lease Properties

Our ability to manage the interest rate risk and credit risk associated with the assets we acquire is integral to the success of our net lease properties investment strategy. Although we may, in special situations, finance our purchase of net lease assets with floating rate debt, our general policy will be to mitigate our exposure to rising interest rates by financing our purchases with fixed rate mortgages. We will seek to match the term of fixed rate mortgages to our projected holding period for the underlying asset. Factors we will consider to assess the expected holding period will include, among others, the primary term of the lease as well as any extension options that may exist.

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

Derivatives and Hedging Activities

In connection with the closing of CDO VI and CDO VII we have entered into various swap agreements to limit the exposure to the variable LIBOR rate on our corporate debt to fix the LIBOR rate on a portion of our variable rate debt and to limit the risk associated with the changes in three month Libor and one month Libor rates. The fixed LIBOR rates ranges from 4.18% to 7.34%. The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of September 30, 2006 (in thousands):

	Notional Amount	Fair Value	Range of Maturity

Interest rate swaps, treated as hedges	$599,758	$(15,492)	March 2010-August 2018

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

PART II. OTHER INFORMATION

Item 5. Other Information

On November 6, 2006, the Compensation Committee of the Board of Directors of the Company allocated certain of our executive officers a portion of a “performance pool” under the Company’s 2006 Outperformance Plan (the “Outperformance Plan”) if certain total shareholder benchmarks are achieved. No “performance pool” will be established and recipients will not receive distributions or be entitled to LTIP Units unless and until minimum total shareholder benchmarks are achieved. See Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for the Form of Award Agreement under the Outperformance Plan, which sets forth the material terms of the Outperformance Plan and which is incorporated herein by reference. The Compensation Committee’s allocations were as follows: David Hamamoto – 30%, Andrew Richardson – 15%, Daniel Gilbert – 15%, and Richard McCready – 10%.

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
3.4

Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.75 % Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated September 14, 2006)

4.1

Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*

10.1

Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*

10.2

Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*

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

10.24

Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, between NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.26 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.25

Agreement of Purchase and Sale, dated as of October 25, 2005, between 1552 Lonsdale LLC and 1552 Bway Owner, LLC (incorporated by reference to Exhibit 10.27 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.26

Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.27

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.29

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.30

Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31

Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35

Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit Number	Description of Exhibit

10.36

Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)

10.37

Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)

10.38

Second Omnibus Amendment to Repurchase Documents, dated as of June 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.39	Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee
10.40

Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.41

Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)

10.42	Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee
10.43

Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees

10.44

Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A.

10.45

Sixth Amendment to the Master Repurchase Agreement, dated as of November 7, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association.

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

NORTHSTAR REALTY FINANCE CORP.

Date: November 8, 2006	By:	/s/ David T. Hamamoto
David T. Hamamoto Chief Executive Officer

	By:	/s/ Andrew C. Richardson
Andrew C. Richardson Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Contribution Agreement, dated as of October 29, 2004, by and among NS Advisors Holdings LLC, Presidio Capital Investment Company, LLC and NorthStar Realty Finance Limited Partnership*
2.2	Contribution Agreement, dated as of October 29, 2004, by and among NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NorthStar Realty Finance Limited Partnership*
2.3	Purchase and Sale Agreement, dated as of October 29, 2004, between NorthStar Realty Finance Limited Partnership and ALGM I Equity, LLC*
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
3.4

Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.75 % Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated September 14, 2006)

4.1

Registration Rights Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Partnership, L.P., NorthStar Funding Managing Member Holdings LLC and NS Advisors Holdings LLC*

10.1

Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time*

10.2

Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P.*

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

10.26

Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.27

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.29

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.30

Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31

Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Mark Chertok, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35

Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.36

Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)

10.37

Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)

Exhibit Number	Description of Exhibit

10.38

Second Omnibus Amendment to Repurchase Documents, dated as of June 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.39	Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee
10.40

Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.41

Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)

10.42	Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee
10.43

Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees

10.44

Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A.

10.45

Sixth Amendment to the Master Repurchase Agreement, dated as of November 7, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association.

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