Form 10-K
period 2006-12-31
NORTHSTAR REALTY
filed 2007-03-15
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________

Commission file number: 001-32330

NorthStar Realty Finance Corp.

(Exact Name of Registrant as Specified in its Charter)

Maryland	11-3707493
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
527 Madison Avenue, 16th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 319-8801
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock, $0.01 par value 8.75% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.01 par value 8.25% Series B Cumulative Redeemable	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, was $496,883,521. As of March 13, 2007, the registrant had issued and outstanding 61,344,601 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), to be filed within 120 days after the end of the registrant’s fiscal year ending December 31, 2006, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 13. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1. Business

Our Company

We are an internally-managed real estate finance company that focuses primarily on originating and acquiring real estate debt, real estate securities and net lease properties. We conduct our operations so as to qualify as a real estate investment trust, or a REIT, for federal income tax purposes. We invest in those areas of commercial real estate finance that enable us to leverage our real estate investment expertise, utilize our broad capital markets knowledge, and capitalize on our ability to employ innovative financing structures.

We believe that our three principal business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize securitizations to finance assets and enhance returns. We seek to match fund our real estate securities and real estate debt investments primarily by issuing collateralized debt obligations, or CDOs. CDOs are a securitization structure whereby multiple classes of debt are issued to finance a portfolio of assets. We utilize non-recourse first mortgage financing to fund our net leased properties. We allocate capital to these businesses in such a way as to diversify our credit risk and optimize our returns. Our primary objectives are to produce attractive risk-adjusted returns and to generate predictable cash flow for distribution to our stockholders.

Real Estate Debt

Overview

We acquire, originate and structure senior and subordinate debt investments generally secured by commercial and multifamily properties, which we finance primarily by issuing CDOs. The predominance of these debt investments are directly originated for our customers, although at times we also co-originate loans with other lenders such as Wall Street firms and commercial banks.

Through our origination offices located in New York, NY, Dallas, TX, and Los Angeles, CA, we have built a franchise with a reputation for providing capital to high quality real estate investors who want a responsive and flexible balance sheet lender. Given that we are a lender who does not generally seek to sell or syndicate the loans we originate, we are able to maintain flexibility in how we structure loans that meet the unique needs of our borrowers. For example, we can make a loan to a borrower that can be increased in size over the loan term if the borrower increases the value of the collateral property. Typical Commercial Mortgage-Backed Securities, or CMBS, and other conduit securitization lenders cannot generally provide these types of loans because of constraints within their funding structures and because they usually originate loans with the intent to sell them to third parties. Additionally, our centralized investment organization enables senior management to review potential new loans early in the origination process which, unlike many large institutional lenders with several levels of approval required to commit to a loan, allows us to provide a high degree of certainty to our borrowers that we will close a loan on terms substantially similar to those initially proposed. We believe that this level of service has enhanced our reputation in the marketplace and will generate increasing business from repeat customers.

Our real estate debt investments generally range in size from approximately $5 million to $200 million, and our average funded loan size was $15 million as of December 31, 2006.

Our Real Estate Debt Investments

Our real estate debt investments include first lien mortgage loans, which are also referred to as senior mortgage loans, junior participations in first lien mortgage loans, which are often referred to as B-notes, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. The collateral underlying our real estate debt investments generally consists of income-producing real estate assets, properties that require some capital investment to increase cash flows, or assets undergoing repositionings or conversions, and may involve vertical construction or unimproved land. We seek to make real estate debt investments that offer the most attractive risk-adjusted returns and evaluate the risk based upon our underwriting criteria, sponsorship and the pricing of comparable investments.

Targeted Investments

Our real estate debt investments typically have the following characteristics:

•

terms of two to ten years and in some cases, such terms are inclusive of extension options;

•

collateral in the form of a first mortgage or a subordinate interest in a first mortgage on real property, a pledge of ownership interests in a real estate owning entity or a preferred equity investment in a real estate owning entity;

•

investment amounts of $5 million to $200 million;

•

floating interest rates priced at a spread over LIBOR or fixed interest rates;

•

an interest rate cap or other hedge to protect against interest rate volatility; and

•

an intercreditor agreement that outlines our rights relative to other investors in the capital structure of the transaction and that typically provides us with a right to cure any defaults to the lender of those tranches senior to us and, under certain circumstances, to purchase senior tranches.

Investment Process for Real Estate Debt

We employ a standardized investment and underwriting process that focuses on a number of factors in order to ensure each investment is being evaluated appropriately, including:

•

macroeconomic conditions that may influence operating performance;

•

fundamental analysis of the underlying real estate collateral, including tenant rosters, lease terms, zoning, operating costs and the asset’s overall competitive position in its market;

•

real estate market factors that may influence the lending and/or economic performance of the collateral;

•

the operating expertise and financial strength of the sponsor or borrower;

•

real estate and leasing market conditions affecting the asset;

•

the cash flow in place and projected to be in place over the term of the loan;

•

the appropriateness of estimated costs associated with rehabilitation or new construction;

•

a valuation of the property, our investment basis relative to its value and the ability to liquidate an investment through a sale or refinancing of the underlying asset;

•

review of third-party reports including appraisals, engineering and environmental reports;

•

physical inspections of properties and markets; and

•

the overall structure of the investment and the lenders’ rights in the loan documentation.

We actively monitor property-level performance of the collateral underlying our debt investments through our asset management group. We regularly review updated information such as budgets, operating statements, rent rolls, major tenant lease signings, renewals, expirations and modifications. We also monitor for changes in property management, borrower’s and sponsor’s financial condition, timing and grants of distributions from reserves and capital accounts or future funding draws, real estate market conditions, sales of comparable and competitive properties, occupancy and asking rents at competitive properties and financial performance of major tenants.

When we began our business, we were primarily focused on the acquisition or origination of subordinate debt investments secured primarily by real estate properties. In 2005 we began placing more emphasis on the direct origination of our debt investments because this allows us a greater degree of control in loan structuring, provides us the opportunity to create subordinate interests in the loan, if desired, that meet our risk-return objectives, allows us to maintain a more direct relationship with our borrowers and to earn origination and other fees. We now directly originate the majority of our debt investments and plan to continue to build our origination capabilities going forward.

Our Investments in Real Estate Debt

At December 31, 2006 we held the following real estate debt investments:

	Carrying Value(1) (in thousands)	% of Aggregate Carrying Value	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments

Whole loans, floating rate	$884,340	56.3%	—	3.09%	53
Whole loans, fixed rate	90,343	5.7	8.29%	—	10
Subordinate mortgage interests, floating rate	97,345	6.2	—	4.53	9
Mezzanine loans, floating rate	293,825	18.7	—	5.43	12
Mezzanine loans, fixed rate	126,448	8.0	10.85	—	11
Preferred equity, fixed rate	29,271	1.9	9.35	—	2
Other-loans floating	42,195	2.7	—	2.47	7
Other-loans fixed	7,743	0.5	5.53	—	1
Total/Average	$1,571,510	100%	9.60%	3.70%	105

——————

(1)(a)

At December 31, 2006, approximately $1.3 billion of these investments serve as collateral for the CDO bonds of our three real estate debt CDO issuances and the balance are financed under either a secured credit facility or in our securities CDOs.

    (b)

We have future funding commitments of $290.8 million related to these investments.

Real Estate Securities Investments

Overview

We invest in, create and manage portfolios of primarily investment grade commercial real estate debt securities, which we finance by issuing CDOs. These securities include CMBS, fixed income securities issued by REITs, credit-rated tenant loans, and CDOs backed primarily by real estate securities. Most of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies (Moody’s Investors Service, Standard & Poor’s and Fitch Ratings, generally referred to as “rating agencies”) and generally are not insured or otherwise guaranteed. In addition to these securities, our investment grade CDOs may also include bank loans to REITs and real estate operating companies, and real estate whole loans or subordinate debt investments such as B-Notes and mezzanine loans. By financing these securities with long-term debt through the issuance of CDOs, we seek to generate attractive risk-adjusted equity returns and to match fund the terms of our investments.

As a result of our focus on attractive risk/return opportunities in higher credit quality investments, the average rating of our securities investments was Baa2/BBB (investment grade) as of December 31, 2006. In addition, our securities portfolio tends to be granular, with an average investment of approximately $5 million as of December 31, 2006. We believe that the high degree of overall diversification and investment grade quality within our portfolio provides a very stable and longer term base of cash flows that is complementary to our other businesses.

Our Real Estate Securities Investments

The various types of securities backed by real estate assets that we invest in, including CMBS, fixed income securities issued by REITs and real estate CDOs, are described in more detail below.

CMBS. CMBS are backed by one or more loans secured by income-producing commercial and multifamily properties, or collateralized mortgage backed securities. These properties primarily consist of office buildings, retail properties, apartment buildings, industrial properties, health care properties and hotels. The properties are primarily located in the United States, although we may in the future also invest in CMBS backed by properties located in Europe, Asia and other non-U.S. locations that are a growing segment of the market. The loan collateral is held in a trust that issues securities in the form of various classes of debt secured by the cash flows from the underlying loans. The securities issued by the trust have varying levels of priority in the allocation of cash flows from the pooled loans and are rated by one or more of the rating agencies. These ratings reflect the risk characteristics of each class of CMBS and range from “AAA” to “CCC”. Any losses realized on defaulted loans are absorbed first by the most junior, lowest-rated bond classes. Typically, all principal received on the loans is allocated first to the most senior outstanding class of bonds and then to the next class in order of seniority.

Our CMBS investments can be divided into the following six categories:

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

Fusion CMBS: Fusion CMBS are similar to conduit CMBS, but have a higher percentage of the pool concentrated in one or more large loans. These large loans may have characteristics consistent with investment-grade rated securities.

Large Loan CMBS: Large loan CMBS are typically backed by up to 20 large loans secured by first mortgages on properties owned by separate borrowers. In many cases a senior participation in the loan, rather then the whole loan, is contributed to the CMBS trust. It is common for these individual loans or senior participations to each have credit characteristics consistent with investment-grade rated securities.

Credit Tenant Lease CMBS: These CMBS are backed by a series of loans secured by single-tenant properties. Retail property is the most prevalent asset class securing these types of loans. However, office properties and non-traditional asset classes are not uncommon in credit tenant lease CMBS.

Single Borrower Portfolio CMBS: These CMBS are backed by one or more cross-collateralized pools of assets owned by a single borrower. The borrowers in these transactions are typically of institutional quality and these securities are typically rated investment grade.

Single Property CMBS: This can be either an entire CMBS pool backed by a single property, or a tranche of a larger CMBS pool which is backed by a specific loan. The properties securing these loans are typically of very high quality.

REIT Fixed Income Securities: REIT fixed income securities include both secured and unsecured debt issued by REITs. REITs own a variety of property types with a large number of companies focused on the office, retail, multifamily, industrial, healthcare and hotel sectors. In addition, several REITs focus on the ownership of self-storage properties and triple-net lease properties. Certain REITs are more diversified in nature, owning properties across various asset classes. Both REIT secured and unsecured debt typically have credit ratings issued by one or more rating agencies. Currently, the majority of such notes issued by REITs are rated investment-grade. The majority of our long-term investments in REIT fixed income securities will be in REIT unsecured debt. We may also invest in junior unsecured debt or preferred equity of REITs.

REIT unsecured debt is an unsecured general obligation of the issuing company and ranks equally with all existing and future unsecured and unsubordinated debt of the issuer. REIT unsecured debt generally contains financial and other covenants that serve to protect interest and principal payments to bondholders and to preserve the credit quality of the notes. These notes typically pay a fixed interest rate semi-annually over their stated lives which generally range from five to ten years.

Commercial Real Estate CDOs: Commercial real estate CDOs, or CRE CDOs, are debt obligations typically collateralized by a combination of CMBS and REIT unsecured debt. CRE CDOs may also include real estate whole loans and other asset-backed securities as part of their underlying collateral, although this is less common in the market. A CRE CDO is a special-purpose vehicle that finances the purchase of CMBS, REIT debt and other assets by issuing liabilities rated by rating agencies and equity in private securities offerings.

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

Our underwriting process for the acquisition of real estate securities backed by a single loan or a small pool of large loans includes: (1) review of the rent roll and historical operating statements in order to evaluate the stability of the underlying property’s cash flow; (2) utilization of our network of relationships with real estate investors and other professionals to identify market and sub-market trends in order to assess the property’s competitive position within its market; and (3) evaluation of the loan’s structural protections and intercreditor rights.

When evaluating a CMBS pool backed by a large number of loans, we combine real estate analysis on individual loans with stress testing of the portfolio under various sets of default and loss assumptions. First, we identify a sample of loans in the pool which are subject to individual analysis. This sample typically includes the largest 10 to 15 loans in the pool, loans selected for risk characteristics such as low debt service coverage ratios, unusual property type or location in a weak market, and a random sample of small to medium sized loans in the pool. The loans in the sample are analyzed based on the available information, as well as any additional market or property level information that we are able to obtain. Each loan in the sample is assigned a risk rating, which affects the default assumptions for that loan in our stress test. A loan with the lowest risk rating is assumed to default and suffer a loss whereas loans with better risk ratings are assigned a lower probability of default. The stress tests we run allow us to determine whether the bond class in which we are investing would suffer a loss under the stressed assumptions. We invest only in securities in which we expect to recover our invested capital even if the underlying loans experience significant stress.

REIT securities are evaluated based on the quality, type and location of the property portfolio, the capital structure and financial ratios of the company, and management’s track record, operating expertise and strategy. We also evaluate the REIT’s debt covenants. Our investment decision is based on the REIT’s ability to withstand financial stress, as well as more subjective criteria related to the quality of management and of the property portfolio

Synthetic Real Estate Securities

We may enter into derivative contracts to purchase or sell credit protection on real estate securities, and we may create or invest in CDOs backed in part by such contracts. Such contracts, which are known as credit default swaps, or CDS, are an arrangement whereby two parties agree to exchange credit risk on a specific security, or on an index composed of CMBS or other securities. The party that sells credit protection in a CDS receives a fixed income stream from the buyer of credit protection. This payment is related to the credit spread of the reference security. If the reference security suffers a loss, the seller of protection makes a payment to the buyer of protection to cover that loss.

A synthetic CDO is a CDO that is backed by a pool of credit default swaps and a portfolio of high quality floating rate securities. The income stream is derived from the on-going premium received from selling credit protection on a pool of CMBS securities and interest income received from a pool of high quality floating rate securities held by the CDO. The floating securities serve as collateral in the event the CDO must make a payment to the credit protection buyer because of a default on one or more of the CMBS securities. As of December 31, 2006, we were the Portfolio Selection Agent for one synthetic CDO, and have purchased securities in two additional synthetic CDOs. We view the credit risk in these CDOs to be very similar to the credit risk of a cash CDO backed by the same credits, and we believe that our expertise in analyzing real estate securities is directly applicable to analyzing CDS on these securities. The synthetic market gives us the ability to earn attractive returns on securities which may not be available in the cash market.

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

Our Real Estate Securities Investments

A summary of the collateral and CDO notes for our off-balance sheet and our consolidating real estate securities CDOs at December 31, 2006 is provided below.

	CDO Collateral – December 31, 2006				CDO Notes – December 31, 2006
Issuance	Date Closed	Par Value of CDO Collateral (in thousands)	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes(1) (in thousands)	Weighted Average Interest Rate	Stated Maturity

CDO I(2)	8/21/03	$344,769	6.59%	5.40	$325,551	6.22%	8/1/38
CDO II(2)	7/1/04	377,911	6.30%	6.30	341,101	5.78%	6/1/39
CDO III(2)	3/10/05	400,963	6.38%	5.95	359,878	5.90%	6/1/40
CDO V(2)	9/22/05	501,021	5.92%	9.03	461,500	5.17%	9/5/45
CDO VII	6/21/06	550,502	6.52%	8.78	510,800	5.58%	6/22/51
Total		$2,175,166	6.33%	7.35	$1,998,830	5.68%

——————

(1)

Includes only notes held by third parties.

(2)

CDO I, CDO II, CDO III and CDO V are accounted for as off-balance sheet investments. See notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a more detailed discussion of our off-balance sheet CDOs.

Synthetic CMBS CDO

In August 2006, we acquired all of the notes issued by two synthetic CMBS CDOs, for an aggregate amount of $81.2 million. The notes of these CDOs bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDOs for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 4.41% to 6.96%. Any losses on the reference securities will require the CDOs to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps.

Warehouse Agreements

Our securities warehouse agreements are structured as off-balance sheet credit facilities, which means securities investments financed in the warehouse but not yet match funded in a CDO do not appear in our financial statements. At December 31, 2006, we have deposited $29.2 million of cash collateral and the bank has accumulated $567.5 million of real estate securities under our current $750 million warehouse agreement and expect these securities will serve as collateral for our next securities CDO. See notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a more detailed discussion of our securities warehouse facilities.

Net Lease Investments

Overview

Our net lease strategy is to invest primarily in office, industrial, retail and healthcare-related properties across the United States that are net leased to corporate tenants. Net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance and operating expenses arising from the use of the leased property. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation. Accordingly, we generally target properties that are located in primary or secondary markets with strong demand fundamentals, and that have a property design and location that make them suitable and attractive for alternative tenants. Additionally, since we principally acquire properties with long term leases, we also use our real estate underwriting skills to evaluate the real estate residual value in the event a tenant decides not to renew at the end of the initial lease term.

We believe that the majority of net lease investors who acquire office, industrial and retail properties are primarily focused on assets leased to investment-grade tenants with lease terms of 15 years or longer. In our experience, there is a more limited universe of investors with the real estate and capital markets expertise necessary to underwrite net lease assets with valuations that are more closely linked to real estate fundamentals than to tenant credit. We believe that well-located, general purpose real estate with flexible design characteristics can maintain or increase in value when re-leasing opportunities arise. By leveraging our relationships and employing our combination of real estate and corporate credit skills to identify and invest in sectors of the net lease market where less liquidity exists, we expect to generate risk-adjusted returns superior to those arising from more traditional net lease investment strategies. We originate net lease property investments through intermediaries, our proprietary network of property owners, developers, corporate tenants and tenant representative brokers.

Investing in core net lease office, industrial and retail properties has become very competitive due to the attractive long-term yields relative to other asset classes. In 2006, we undertook a strategy to partner with experts in other commercial real estate asset classes who understand the unique characteristics of operating these other asset types in order to seek out more attractive returns in this area. In May 2006, we announced a joint venture with Chain Bridge Capital LLC to invest in healthcare-related net leased assets, called Wakefield. Healthcare real estate has typically attracted less capital than more traditional commercial real estate such as office and industrial properties, due to the more complex operating issues associated with the business, such as public and private sources of revenue and the Federal, State and Local regulatory environment. Our partner has significant experience investing in a wide variety of healthcare properties, ranging from low-acuity assisted living facilities to higher-acuity skilled nursing facilities and has successfully formed and been a senior manager of several healthcare-focused companies. Wakefield seeks out opportunities to acquire individual assets or portfolios of assets from local or regionally-focused owner/operators with established track records and in markets where barriers to entry exist. The assets are typically purchased from and leased back to private operators under long-term net leases. We believe that our partner provides us a competitive advantage in this sector because of its extensive relationships in the industry to source attractive investment opportunities and its knowledge of and experience in operating, owning and lending to healthcare-related assets.

As of December 31, 2006, our Wakefield joint venture had approximately $124.5 million of assisted care living facilities with an average remaining lease term of 11.4 years and $18.2 million of loan investments. Wakefield is a consolidating joint venture and as of December 31, 2006, and our partner and we had $15.0 million and $57.4 million of equity invested, respectively. While we continue to find attractive net lease investments in the core commercial real estate property types, we plan to continue to seek out opportunities to venture with experts in other real estate asset classes.

Underwriting Process for Net Lease Investments

Our ability to maximize the risk-adjusted returns available from investing capital in net lease properties depends, in part, on our ability to underwrite and monitor tenant credit, real estate market and property fundamentals. The comprehensive analysis is important to assessing the particular merits of a given investment. We conduct detailed tenant credit analyses to assess, among other things, the potential for credit deterioration and lease default risk. This analysis is also employed to measure the adequacy of landlord protection mechanisms incorporated into the underlying lease. Our underwriting process includes sub-market and property-level due diligence in order to understand downside investment risks, including quantifying the costs associated with tenant defaults and releasing scenarios. We also evaluate stress scenarios to understand refinancing risk. We incorporate the information obtained through the due diligence process into an investment memorandum, which includes base case and downside financial models to support investment recommendations.

Our Net Lease Investments

At December 31, 2006 we held the following net lease investments:

Type of Property	Number of Properties	Carrying Value	Percentage of Aggregate Carrying Value

Office/Flex	12	$256,933	52%
Investment in unconsolidated joint venture-office/flex(1)	3	25,954	5
Retail	13	85,847	17
Healthcare	20	125,828	26
Total	48	$494,562	100%

——————

(1)

Our investment in the unconsolidated joint venture is $8.6 million.

Of the 48 properties, 14 are located in the Northeast region, 13 in the Southeast region, 14 in the Midwest region, four in the Western region and three in the Southwest region of the United States.

Business Strategy

Our primary objectives are to make real estate-related investments that increase our franchise value and produce attractive risk-adjusted returns, and to generate predictable cash flow for distribution to our stockholders. Our strategy is to target sectors that combine characteristics of real estate, corporate credit and fixed income investments. We believe that we derive a competitive advantage from the combination of our real estate, credit underwriting and capital markets expertise, which enables us to manage credit risk across all three business lines as well as to structure and finance our assets efficiently.

We believe that our complementary core businesses provide us with the following synergies that enhance our competitive position:

Sourcing Investments. CMBS, purchased real estate debt and net leased properties are often sourced from the same originators. We can offer a single source of financing by purchasing or originating a rated senior interest for our real estate securities portfolio and an unrated junior interest for our real estate debt portfolio.

Credit Analysis. Real estate debt interests are usually marketed to investors prior to the issuance of CMBS backed by rated senior interests secured by the same property. By participating in both sectors, we can utilize our underwriting resources more efficiently and enhance our ability to underwrite the securitized debt.

CDO Financing. Our experience and reputation as a CDO manager gives us access to low cost, match funded financing for our real estate securities and real estate debt investments.

Capital Allocation. Through our participation in these three businesses and the fixed income markets generally, we benefit from market information that enables us to make more informed decisions with regard to the relative valuation of financial assets and capital allocation.

Our investment process for all of our investing activities is centralized. We have a formal investment committee comprised of senior management representing each major discipline within the company, including investments, legal, tax, accounting, capital markets and portfolio management. The investment committee meets on a weekly basis to review proposed investments early in the process to ensure that key structural, pricing and collateral due diligence issues are identified up-front, and to also formally approve investments for funding. Preliminary screening memoranda and formal investment committee documents are prepared and distributed in advance of the meetings. All professionals are invited to attend the weekly meetings and to participate throughout the process. All 100%-owned real estate debt and net lease investments require a majority vote of the investment committee. Real estate securities investments above a preestablished threshold require the formal approval of our CEO and CIO. Additionally, investments made in our joint ventures typically require approval of a subset of our investment committee.

New Business Opportunities. We seek to identify attractive investment opportunities that are expansions of, and complementary to, our core businesses. We also strive to identify and access new sources of capital to grow our business. Natural expansions of our finance businesses include managing third-party private capital to generate fee-based revenues, broadening our lending platform to originate secured loans that may be backed by collateral other than real estate and expanding the geographic reach of our lending and securities businesses outside of the U.S. For 2007, we may begin to make small investments (relative to our core business) in the following areas:

•

Portfolio Management; Private Equity. At present, we operate our businesses by investing equity capital raised from our stockholders in the public capital markets, and believe that we can potentially increase our company’s value and diversify its capital sources and revenues by conducting select new and existing businesses using privately-raised capital. We would earn management and incentive fees from investing this private capital and believe that prospective asset management activities undertaken by us would be complementary to our existing skills sets, will provide a higher return on invested equity capital due to the fees generated, and will broaden our sources of capital so that we will be less reliant on the public capital markets to grow our business.

•

Middle-Market Lending. In early March 2007, we entered into a joint venture with Monroe Capital, LLC, a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. The key principals at Monroe have an average of 20 years industry experience and have successfully conducted their lending and asset management business as a team since 1999. We believe that Monroe’s underwriting process, its disciplined focus on credit, and its strategy of financing its loans through securitized non-recourse, match funded vehicles make Monroe’s business an attractive extension of our existing lending business. Through this venture we expect to diversify and expand our loan assets and base of borrowers. Under the terms of the venture, we will provide equity and/or credit support needed to secure a flexible warehouse facility to fund the venture’s lending business. We have also agreed to acquire a significant portion of the equity issued in the securitizations, or CLOs, that provide longer-term funding for the venture’s loan portfolio. As part of the new venture, we will also own just under 50% of the existing management business that originates, structures and syndicates middle-market corporate loans and provides asset management services for the warehouse assets and the current and future CLOs sponsored by Monroe.

•

Global Expansion. Increasingly, non-U.S. real estate debt markets are maturing, and many of our institutional customers and relationships have established attractive businesses outside of the U.S. The real estate asset-backed markets have also developed quickly during 2006 and demonstrated there is a demand for CDO notes backed by European and Asian real estate debt and securities. In 2007 we may begin to leverage our relationships in foreign countries to begin making real estate debt and securities investments where we have the knowledge and relationships to invest in and to risk manage these investments. In 2007, we expect our investment activity, if any, in these markets to be small relative to our core U.S. based business. The non-U.S. real estate markets have historically been less correlated with the U.S. markets, and we believe that potential future non-U.S. investments can be match funded in the CDO market and would provide attractive returns to our shareholders with less correlation to our existing asset base.

Financing Strategy

We access a wide range of debt and equity capital sources to fund our investment activities and asset growth. Since our IPO in 2004, we have completed preferred and common equity offerings raising $488.4 million of aggregate net proceeds. At December 31, 2006, we had an equity market capitalization of approximately $1.0 billion. We have also raised $214.0 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year initial term and relatively few financial covenants. We also maintain a $100.0 million unsecured credit facility used as a source of back-up liquidity.

We seek to access diverse short and long-term funding sources that enable us to deliver attractive risk-adjusted returns to our shareholders while match funding our investments to minimize interest rate and maturity risk. This means we finance assets with debt having like-kind interest rate benchmarks (fixed or floating) and similar maturities.

Our real estate debt and securities businesses typically use warehouses and secured credit facilities with major financial institutions to initially fund investments until a sufficient pool of assets has been accumulated to efficiently execute a CDO in the asset-backed markets. The advance rates and costs under each credit facility vary depending on the criteria of the lending institution and are intended to be similar to the blended advance rates achieved by the CDO.

In a CDO, rated bonds are issued and backed by pools of securities or loan collateral originated or acquired by us. The bonds are non-recourse and the interest in some CDOs generated by the collateral is used to service the interest on the rated bonds. After a reinvestment period, which is typically five years, principal from collateral payoffs is used to amortize the notes, so there is no maturity risk. We sell all of the investment-grade rated CDO bonds, and retain the non-investment grade classes as our “equity” interest in the financing. CDOs provide low cost financing because the most senior bond classes are rated “AAA/Aaa” by the rating agencies. For example, approximately 76% of the notes issued by our real estate securities CDOs were rated “AAA/Aaa” by at the rating agencies at the time of the initial issuance. We may also utilize other securitization or term financing structures to provide long-term, match-funded financing for our assets.

Net lease investments are generally match-funded with non-recourse first mortgage debt representing approximately 75% to 80% of the total value of the investment. We seek to match the term of the financing with the remaining lease term.

Hedging Strategy

We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize the interest rate risks associated with the our investing and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships.

Creating an effective strategy for dealing with interest rate movements is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that our hedging activities will have the intended impact on our results. A more detailed discussion of our hedging policy is provided in “Item 7 Managements Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Regulation

We are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other fees we can charge our customers; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. The Company is also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans.

We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. We have been, and intend to continue to rely on current interpretations of the Securities and Exchange Commission in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize, see “Item 1A – Risk Factors – Maintenance of our Investment Company Act exemption imposes limits on our operations.”

We have elected and expect to continue to make an election to be taxed as a REIT under Section 856 through 860 of the Code. As a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our taxable income. In addition, we must distribute 100% of our taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on our undistributed income.

In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Competition

We are subject to significant competition in seeking real estate investments. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, private institutional funds, hedge funds, private opportunity funds, investment banking firms, lenders, governmental bodies and other entities. In addition, there are other REITs with asset investment objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Employees

At December 31, 2006, we had 56 employees. We believe we have a good relationship with our employees and our employees are not represented by collective bargaining agreements.

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

Our internet address is www.nrfc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of our audit committee, nominating/corporate governance committee and compensation committee of our Board of Directors. Within the time period required by the rules of the SEC and the NYSE, we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

Item 1A. Risk Factors

Our business is subject to a number of risks that are substantial and inherent in our business. This section describes some of the more important risks that we face, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects. The risk factors set forth in this section could cause our actual results to differ significantly from those contained in this Annual Report on Form 10-K. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the factors discussed below and the cautionary statements referred to under “Forward-Looking Statements.”

Risks Related to Our Businesses

The mortgage loans we originate and invest in and the mortgage loans underlying the mortgage-backed securities we invest in are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

Mortgage loans are secured by real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by real estate is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, among other things:

•

tenant mix;

•

success of tenant businesses;

•

property management decisions;

•

property location and condition;

•

property operating costs, including insurance premiums, real estate taxes and maintenance costs;

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

•

terrorism; and

•

increases in costs associated with renovation and/or construction.

Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

Additionally, we may suffer losses in the following instances, which could have a material adverse affect on our financial performance, the market price of our stock and our ability to pay dividends:

If the value of real property or other assets securing our loans deteriorates. The majority of our real estate loans are fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves) collateralizing the loan. For this purpose, we consider loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. We sometimes also make loans that are secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our loans will not deteriorate over time due to factors beyond our control, including acts or omissions by owners or managers of the assets. Mezzanine loans are subject to the additional risk that other lenders may be directly secured by the real estate assets of the borrowing entity.

If a borrower or guarantor defaults on recourse obligations under our loans. We sometimes obtain individual or corporate guarantees, which are not secured, from borrowers or their affiliates. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees.

In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our loan. If a borrower defaults on our loan and the mortgaged real estate or other borrower assets collateralizing our loan are insufficient to satisfy our loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our loan. In addition, certain of our loans are subordinate to other debt of the borrower. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

If our reserves for losses prove inadequate, it could have a material adverse effect on us. We regularly evaluate financial reserves, if any, to protect against potential future losses. While we have in many of our loans asset-specific credit protection, including cash reserve accounts, cash deposits and letters of credit which we require that our borrowers fund and/or post at the closing of a transaction in accounts in which we have a security interest, such protections may not be sufficient to protect against all losses. As of December 31, 2006, we have not accumulated any loan loss reserves. We cannot be certain that our reserves, if any, will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located.

If provisions of our loan agreements are unenforceable. Our rights and obligations with respect to our loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral.

If the risks associated with loan participations and intercreditor arrangements provide us with inadequate control rights. Some of our assets are participating interests in loans in which we share the rights, obligations and benefits of the loan with other participating lenders. Some of our assets are interests in subordinated loans which are subject to intercreditor arrangements with senior and/or junior lenders. The presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object but to which we will be bound. We may be adversely affected by such lack of full control.

The subordinate mortgage notes, participation interests in mortgage notes, mezzanine loans and preferred equity investments we originate and invest in may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

We originate and invest in subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans and preferred equity investments. These investments maybe subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate notes. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand foreclosure as a subordinate real estate debtholder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

We are subject to risks associated with construction lending, such as cost over-runs and delays in completion.

Our loan assets include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost over-runs, the developer’s failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay our loan. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our loans if the borrower is unable to sell the project or refinance our loan.

We invest in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. We may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.

We invest in a variety of subordinate mortgage-backed securities and sometimes hold a “first loss” subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of a default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase.

Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the lien on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to such “first loss” securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the “first loss” securities may also be reduced by payments of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.

Our investments in REIT securities are subject to risks relating to the particular REIT issuer of the securities and to the general risks of investing in senior unsecured real estate securities, which may result in losses to us.

In addition to general economic and market risks, our investments in REIT securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. REITs generally are required to substantially invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments.

Our investments in REIT securities and other senior unsecured debt are also subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of and net income from real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property.

REIT securities are generally unsecured and may also be subordinate to other obligations of the issuer. We may also invest in securities that are rated below investment-grade. As a result, investments in REIT securities are also subject to risks of:

•

limited liquidity in the secondary trading market;

•

substantial market price volatility resulting from changes in prevailing interest rates;

•

subordination to the prior claims of banks and other senior lenders to the REIT;

•

the operation of mandatory sinking fund or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets;

•

the possibility that earnings of the REIT may be insufficient to meet its debt service and distribution obligations;

•

the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturns;

•

securities getting downgraded by rating agencies and negatively impacting value of securities; and

•

covenants not being sufficient to protect investors from the adverse credit impact of merger and acquisition transactions and increased leverage of the REIT.

These risks may adversely affect the value of outstanding REIT securities we hold and the ability of the issuers thereof to repay principal and interest or make distributions.

We are subject to significant competition, and we may not be able to compete successfully for investments.

We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly traded REITs, private REITs, investment banking firms, private institutional funds, hedge funds and private opportunity funds. We may not be able to compete successfully for investments.

Many of our investments are illiquid, and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.

Our investments are relatively illiquid and, therefore, our ability to sell and purchase properties, securities and debt promptly in response to a change in economic or other conditions will be limited. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of properties, even if a disposition were in the best interests of our stockholders. In addition, a majority of the mortgage backed securities, REIT securities and real estate debt that we originate or purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in compliance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may not be able to acquire eligible assets for a CDO issuance, or may not be able to issue CDO securities on attractive terms, which may require us to seek more costly financing for our real estate debt and/or real estate securities investments or to liquidate assets.

We originate and acquire real estate debt and acquire investment grade real estate securities and finance them on a long-term basis through the issuance of CDOs. Prior to our completing a CDO issuance, there is a period during which these assets are identified and acquired for inclusion in the CDO, known as the warehouse accumulation period. During this period in our real estate debt business, we acquire the assets with financing provided under a warehouse facility from the warehouse lender that will be the lead manager of the CDO and hold these assets on our balance sheet until the next CDO issuance. During this period in our real estate securities business, we direct the acquisition of securities under a warehouse facility from a warehouse provider that will be the lead manager of the CDO. The warehouse provider then purchases the securities and holds them on its balance sheet. We contribute cash and other collateral which is held in escrow by the warehouse provider to back our commitment to purchase equity in the CDO and to cover our share of losses should securities need to be liquidated. As a result, in both businesses we are subject to the risk that we will not be able to acquire, during the period that our warehouse facility is available, a sufficient amount of eligible securities to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of a CDO less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these assets or if doing so is not economical, we may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing our purchase commitment.

Our warehouse and secured facilities and our CDO financing agreements may limit our ability to make investments.

Our warehouse and secured facility providers have the right to review the potential investment for which they are providing financing. We may be unable to obtain the consent of our warehouse and secured facility providers to make investments that we believe are favorable to us. In the event that our warehouse and secured facility providers do not consent to the inclusion of the potential asset in or under the warehouse and secured facility, we may be unable to obtain alternate financing for that investment. Our warehouse provider’s consent rights with respect to our warehouse and secured facility may limit our ability to execute our business strategy.

In addition, each CDO financing that we engage in contains certain eligibility criteria with respect to the collateral that we seek to acquire and sell to the CDO issuer. If the collateral does not meet the eligibility criteria for eligible collateral as set forth in the transaction documents of such CDO transaction, we may not be able to acquire and sell such collateral to the CDO issuer. The inability of the collateral to meet eligibility requirements with respect to our CDOs may limit our ability to execute our business strategy.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

We may invest in unrated securities, enter into net leases with unrated tenants or participate in unrated or distressed mortgage loans. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of obligors of net leases and mortgages, including mortgages underlying mortgage-backed securities, to make rent or principal and interest payments may be impaired. If this were to occur, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments and securities. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

We have no established investment criteria limiting the geographic concentration of our investments in real estate debt, real estate securities or net lease properties. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

Certain loans and securities in which we invest may be secured by a single property or properties in one geographic location. Additionally, net lease properties that we may acquire may also be located in a geographic cluster. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral.

Interest rate fluctuations may reduce the spread we earn on our interest-earning investments and may reduce our net income.

Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk prior to match-funding our investments in the CDO markets and because we do not hedge our retained equity interest in our floating rate CDO financings. To the extent a CDO financing has floating rate assets, our earnings will generally increase with increases in floating interest rates, and decrease with declines in floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2006, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $14.6 million offset by an increase in our interest expense of approximately $10.7 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

Our investments in real estate securities, mortgage notes, mezzanine loans, participation interests in mortgage and mezzanine loans and preferred equity investments are subject to changes in credit spreads and if spreads widen, the value of our loan and securities portfolios would decline.

Our investments in real estate securities are subject to changes in credit spreads. The value of these securities is dependent upon the yield demanded on these securities by the market based on the underlying credit. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these real estate securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our securities portfolio would tend to decline. Such changes in the market value of our portfolio may adversely affect our net equity or cash flow directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

The value of our investments in mortgage loans, mezzanine loans, participation interests in mortgage and mezzanine loans and preferred equity investments are also subject to changes in credit spreads. The majority of the assets we invest in are floating rate based on a market credit spread to LIBOR. The value of the asset is dependent upon the yield demanded by the market based on its credit. The value of our portfolio would tend to decline should the market require a higher yield on such assets, resulting in the use of a higher spread over the benchmark rate. Any credit or spread losses incurred with respect to our debt portfolio would affect us in the same way as similar losses on our real estate securities portfolio as described above.

Our hedging transactions may limit our gains and could result in losses.

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

Our Board of Directors adopted a general policy with respect to the use of derivatives which generally allows us to use derivatives where appropriate, but does not set forth specific policies and procedures. Our results of operations may be adversely affected during any period as a result of the use of derivatives. If we anticipate that the income from any such hedging transaction will not be qualifying income for REIT income test purposes, we may conduct some or all of our hedging activities through a corporate subsidiary that would be subject to corporate income taxation.

Prepayment rates can increase, adversely affecting yields on our investments.

The value of our assets may be affected by prepayment rates on the real estate debt that we originate and the loans underlying the securities in which we intend to invest. Prepayment rates on our real estate debt investments are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. In periods of declining interest rates, prepayments on real estate debt investments generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid.

Investments in net lease properties may generate losses.

The value of our investments and the income from our investments in net lease properties may be significantly adversely affected by a number of factors, including:

•

national, state and local economic conditions;

•

real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•

the perceptions of tenants and prospective tenants of the quality, convenience, attractiveness and safety of our properties;

•

competition from comparable properties;

•

the occupancy rate of, and the rental rates charged at, our properties;

•

the ability to collect on a timely basis all rent from tenants;

•

the effects of any bankruptcies or insolvencies of major tenants;

•

the expense of re-leasing space;

•

changes in interest rates and in the availability, cost and terms of mortgage funding;

•

the impact of present or future environmental legislation and compliance with environmental laws;

•

cost of compliance with the Americans with Disabilities Act of 1990, or ADA;

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

We are subject to the risks that upon expiration or earlier termination of leases for space located at our properties the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we may experience a reduction in net income and be required to reduce or eliminate distributions to our stockholders.

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

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous substances released at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. We may experience environmental liability arising from conditions not known to us.

We may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. There are substantial risks associated with such an investment. We have only limited experience in investing in real estate with environmental liabilities.

Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition and our cash flows.

Although we believe our net leased assets and properties collateralizing our loan and securities investments are adequately covered by insurance, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from and the asset value of the affected property.

As a result of the events of September 11, 2001, insurance companies are limiting and charging significant premiums to cover acts of terrorism in insurance policies. As a result, although we, our tenants and our borrowers generally carry terrorism insurance, we may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties, which may increase the cost of obtaining the required insurance.

We may change our investment strategy without stockholder consent and make riskier investments.

We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

Our portfolio is leveraged, which may adversely affect our return on our investments and may reduce cash available for distribution on our securities.

We leverage our portfolio through borrowings, generally through the use of bank credit facilities, warehouse lines, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CDOs, and other borrowings. The type and percentage of leverage varies depending on our ability to obtain credit facilities or warehouse lines and the lender’s estimate of the stability of the portfolio’s cash flow. However, we do not restrict the amount of indebtedness that we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Moreover, we may have to incur more recourse indebtedness.

The repurchase agreements and bank credit facilities and warehouse lines that we use to finance our investments may require us to provide additional collateral.

We use bank credit facilities and warehouse lines, including repurchase agreements, to finance some of our investments, primarily on an interim basis. If the market value of the loans pledged or sold by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and solvency.

Further, our credit facility warehouse providers require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position in order to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

Lenders may require us to enter into restrictive covenants relating to our operations.

When we obtain financing, lenders impose restrictions on us that affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that, among other things, limit the amount of leverage that we may employ, require that we maintain a certain fixed charge coverage ratio, require that we maintain a certain minimum tangible net worth, limit our recourse indebtedness, limit our ability to distribute more than a certain amount of our funds from operations, and require us to hedge our interest rate exposure.

The use of CDO financings with coverage tests may have a negative impact on our operating results and cash flows.

We have purchased, and expect to purchase in the future, subordinate classes of bonds in our CDO financings. The terms of the CDO securities issued by us include and will include coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes we hold may be re-directed to pay principal on the senior bond classes. Therefore, our failure to satisfy the coverage tests could adversely affect our operating results and cash flows.

Certain coverage tests (based on delinquency levels or other criteria) may also restrict our ability to receive net income from assets pledged to secure the CDOs. We cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income distributable to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income distributable to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our CDOs will increase.

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower, we assess the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

Credit ratings assigned to our investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to our investments will not be downgraded.

Some of our investments are rated by Moody’s Investors Service, Fitch Ratings and/or Standard & Poor’s, Inc. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may have an adverse affect on our financial condition.

Risks Relating to Investments in Healthcare Assets

We have limited experience with owning and operating senior housing and healthcare facilities.

In May 2006, we entered into a joint venture with Chain Bridge Capital LLC (“Chain Bridge”) to form Wakefield Capital, LLC (“Wakefield”), an entity of which, as of December 31, 2006, we own 79.4% of and consolidate in our financial statements. The joint venture was established to acquire, finance and/or otherwise invest in senior housing and healthcare-related properties. Although the principals of Chain Bridge have extensive experience owning and investing in senior and assisted living facilities, this is a new business for us with risks that differ from those to which we have been subject historically. There can be no assurance that we have the skills needed to run this business profitably.

The senior living industry is highly competitive and we expect it to become more competitive.

The senior living industry is highly competitive, and we expect that it may become more competitive in the future. The operators of the facilities we own or lend to compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, life care at home, facility-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial, although there are generally barriers to the development of skilled nursing facilities. Consequently, our operators may encounter increased competition that could limit its ability to attract new residents, raise resident fees or expand its businesses, which could adversely adverse effect our revenues and earnings.

Operators of independent care, assisted living and memory care facilities must comply with the rules and regulations of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations and are subject to new legislative developments.

The healthcare industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. Any failure to comply with such laws, requirements and regulations could affect our operator’s ability to operate the facilities that we own or finance. Healthcare operators are subject to federal and state laws and regulations that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. They also require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided. These regulations may also enable the regulatory agency to place liens on the property which may be senior to our secured position. Possible sanctions for violation of these laws and regulations include loss of licensure or certification, the imposition of civil monetary and criminal penalties, and potential exclusion from the Medicare and Medicaid programs. Failure of our operators to comply with these rules or regulations could have an adverse effect on our financial condition or results of operations.

In addition, this area of the law currently is subject to intense scrutiny, additional laws and regulations may be enacted or adopted that could require changes in the design of the properties and our joint venture’s operations and thus increase the costs of these operations.

State law may limit the availability of certain types of healthcare facilities for our acquisition or development and may limit our ability to replace obsolete properties.

Certificate-of-Need laws may impose investment barriers for us. Some states regulate the supply of some types of retirement facilities, such as skilled nursing facilities or assisted living facilities, through Certificate-of-Need laws. A Certificate-of-Need typically is a written statement issued by a state regulatory agency evidencing a community’s need for a new, converted, expanded or otherwise significantly modified retirement facility or service which is regulated pursuant to the state’s statutes. These restrictions may create barriers to entry or expansion and may limit the availability of properties for our acquisition or development. In addition, we may invest in properties which cannot be replaced if they become obsolete unless such replacement is approved or exempt under a Certificate-of-Need law.

The bankruptcy, insolvency or financial deterioration of our facility operators could significantly delay our ability to collect unpaid rents or require us to find new operators.

Our financial position and our ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major operators do not renew or extend their relationship with us as their lease terms expire.

We are exposed to the risk that our operators may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict an operator, demand immediate repayment and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding.

Our operators are faced with increased litigation and rising insurance costs that may affect their ability to make their lease or mortgage payments.

In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our operators to be unable to make their lease or mortgage payments, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.

Risks Related to International Investments

Any non-U.S. investments we may make would be subject to various risks associated with investments and operations in foreign countries, which could adversely impact our results.

We may begin making investments internationally. These investments involve special risks compared with investing exclusively in the United States and our future results could be materially adversely affected by a variety of factors, including:

•

fluctuations in currency exchange rates;

•

exchange rate controls;

•

tariffs or other trade protection measures and import or export licensing requirements;

•

potentially negative consequences from changes in tax laws;

•

interest rates;

•

the need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions;

•

unexpected changes in regulatory requirements;

•

differing labor regulations;

•

requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•

the costs and difficulties of managing international operations and strategic partnership alliances;

•

restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in various jurisdictions;

•

potential political instability and the actions of foreign governments; and

•

restrictions on our ability to repatriate dividends from our subsidiaries.

If we begin to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could materially adversely affect our international operations and, consequently, our operating results.

Difficulty of enforcing legal rights may negatively affect the results of our non-U.S. investments.

It may be difficult to obtain judgments or enforce contractual or other legal rights in certain foreign countries. For example, legal proceedings in certain jurisdictions may take many years longer to complete than similar proceedings in the United States or other more developed countries. In addition, once a judgment is obtained in a foreign country, it may be difficult to enforce or collect the judgment for a variety of reasons.

The inability to successfully defend claims from taxing authorities related to our current or acquired properties could adversely affect our operating results and financial position.

We may be required to interpret the income tax laws and rulings in each of the taxing jurisdictions in which we make foreign investments. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

Investing internationally will mean that we may make investments in non-U.S. dollar denominated investments, which will be subject to currency rate exposure and the uncertainty of foreign laws and markets, which may adversely impact our returns on non-dollar denominated investments.

We may purchase and originate real estate investments and CMBS denominated in foreign currencies. We expect that our exposure, if any, would be principally to the British Pound and the Euro. A change in foreign currency exchange rates may adversely impact returns on our non-dollar denominated investments. We may hedge our foreign currency risk, subject to the REIT income qualification tests. However, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

Risks Related to the Investment Management Business

The organization and management of investment vehicles may create conflicts of interest.

As we expand our business, in addition to managing the assets of our CDOs, our intention as a company is to establish and manage off-balance-sheet funds. These funds will hold assets that we determine should be acquired by the vehicles and doing so may create conflicts of interest, including between investors in these funds and our shareholders. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation as a company could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.

The creation and management of investment vehicles could require us to register with the SEC as an investment adviser under the Investment Advisers Act and that would subject us to costs and constraints that we are not currently subject to.

A consequence of creating and managing investment vehicles, including CDO vehicles, is that we could be required to register with the SEC as an investment adviser under the Investment Advisers Act. Registered investment advisers must establish policies and procedures for their operations and make regulatory filings. The Investment Advisers Act and the rules and regulations under this Act generally grant the SEC broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. These laws and regulations could increase the expenses we incur and require us to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which investment advisors operate changes frequently and regulations have increased significantly in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

Risks Related to Middle-Market Corporate Lending

In addition to the risks associated with investing in real estate debt and real estate securities, we have recently commenced, through our joint venture with Monroe Capital, making middle market loans to borrowers outside of the real estate industry, including highly leveraged borrowers.

In order to continue to expand our business, we have recently entered into a new joint venture which serves as a platform for originating middle market loans and that joint venture has commenced making middle market loans, including middle market loans to highly leveraged borrowers. This type of lending is very competitive and requires skills that differ from those we have developed through investing in real estate debt, net lease properties and real estate securities and there can be no assurance that we will be successful in this business. In addition, to the extent we lend to borrowers that have high levels of debt relative to the amount of their equity capital, there is a heightened risk of loss and the additional rate of interest that we earn on these loans may not fully compensate us for the additional risk.

Loans to middle market borrowers are subject to a number of significant risks including the following:

Middle market businesses may have limited financial resources and may not be able to repay the loans we make to them. Our strategy for this business includes providing financing to borrowers that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions.

Middle market businesses typically have narrower product lines and smaller market shares than large businesses. Because our target borrowers are smaller businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, these borrowers may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

There is generally little or no publicly available information about these businesses. Because we expect that these loans will be made to privately owned businesses, we expect that there will generally be little or no publicly available operating and financial information about our potential borrowers. As a result, we will rely on our officers to perform due diligence investigations of these borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

Middle market businesses generally have less predictable operating results. We expect that these borrowers may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle, all of which will adversely impact our ability to be repaid.

Middle market businesses are more likely to be dependent on one or two persons. Typically, the success of middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on these borrowers and, in turn, their ability to repay us.

Middle market businesses are likely to have greater exposure to economic downturns than larger businesses. We expect that these borrowers will have fewer resources than larger businesses, will not have the benefit of real estate to provide to us as collateral and that an economic downturn is more likely to have a material adverse effect on them. If one of theses borrowers is adversely impacted by an economic downturn, its ability to repay our loan would be diminished.

Middle market businesses may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Borrowers with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

Risks Related to Our Company

In the past, our internal controls over financial reporting were found to have material weaknesses.

Our management identified certain deficiencies in our predecessor’s internal controls over financial reporting during the course of its review in December 2004 of the financial statements of our predecessor that were to be included in our Form 10-Q for the quarter ended September 30, 2004. Based upon further investigation, we discovered certain errors in the accounting for transactions entered into during June 2004 and the third quarter of 2004 in connection with CDO II and in the reporting of allocated general and administrative expenses. These errors required us to adjust our predecessor’s financial statements for the six months ended June 30, 2004, as described in note 2 to the financial statements included in our Form 10 Q for the quarter ended September 30, 2004, and to make certain adjustments to our predecessor’s financial statements for the three and nine months ended September 30, 2004. The deficiencies identified by our management in December 2004 included (1) the communication between business unit personnel and financial reporting personnel with respect to the accounting for certain transactions associated with our predecessor’s CDO investments and other company activity, (2) the level of training of accounting and financial reporting personnel, and (3) the level of detailed, quality control review of our predecessor’s financial statements. Taken together, management concluded that these deficiencies rose to the level of a material weakness in our predecessor’s internal controls over financial reporting for the three months ended September 30, 2004.

In December 2004, our prior independent registered public accounting firm, Ernst & Young LLP, advised our management and audit committee that it considered our internal controls over financial reporting to have the significant deficiencies identified by management in December 2004 which, considered in combination, constituted a material weakness in our internal controls. The term “material weakness” refers to an organization’s internal control deficiency in which the design or operation of a component of internal control does not reduce to a relatively low level the risk that a material misstatement may be contained in the organization’s financial statements. In March 2005, Ernst & Young LLP advised our management and audit committee that such significant deficiencies in our internal controls over financial reporting continued to exist.

Since December 2004, we have had to expend significant financial resources, and our management has had to spend significant time, in order to take a series of measures designed to remedy these significant deficiencies. We may continue to expend significant financial resources and time in order to improve our internal controls over financial reporting. However, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Grant Thornton LLP, our current independent registered public accounting firm, audited management’s assessment and issued an attestation report concurring with management’s assessment. The Company again carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the “Internal Control — Integrated Framework” issued by COSO , under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Grant Thornton LLP, has audited management’s assessment as of December 31, 2006 and has issued an attestation report concurring with management’s assessment.

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

Our Board of Directors has adopted certain incentive plans to create incentives that will allow us to retain and attract the services of key employees. These incentive plans provide for hurdles that must be achieved prior to awards being made to our key employees. If we do not meet the return hurdles that our compensation committee established under these incentive plans we will ultimately not grant any awards under this plan to members of our management or other of our employees who provide services to us. As a result, we may be unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives depends on our ability to grow, which depends, in turn, on our ability to identify and originate and/or invest in subordinated and senior real estate debt, real estate securities and net lease properties that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our structuring of the investment process and our access to financing on acceptable terms. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain capital to make investments.

We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distributes 90% of its net taxable income, excluding net capital gains, to its shareholders. Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. Companies in the real estate industry have historically experienced limited availability of financing from time to time. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, new financing may not be available on acceptable terms.

For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We are highly dependent on information systems, and systems failures could significantly disrupt our business.

As a financial services firm, our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance, the market price of our stock and our ability to pay dividends.

Our management has limited experience operating a publicly-owned REIT.

We commenced operations upon consummation of our IPO in October 2004. Our management has limited experience operating a publicly-owned REIT. Given our fairly recent IPO, you will be limited in fully evaluating our management’s public company and REIT operational abilities and performance.

We are subject to potential conflicts of interest in our relationship with our management relating to the time such individuals may devote to other matters for NorthStar Capital, and with NorthStar Capital, and our conflict of interest policies may not successfully eliminate the influence of such conflicts.

Our president and chief executive officer, David Hamamoto, is the co-chief executive officer of NorthStar Capital. We expect that Mr. Hamamoto will devote a majority of his time and efforts to managing our affairs. However, he also devotes such time as is necessary to the management of NorthStar Capital’s business operations, and he may engage in other business ventures. As a result, Mr. Hamamoto may be subject to conflicts in prioritizing his time and efforts. Richard McCready, one of our executive vice presidents and our chief operating officer, also serves as a director and the president and chief operating officer of NorthStar Capital. While Mr. McCready continues to devote a significant amount of his time to the business of NorthStar Capital, he devotes the majority of his time and efforts to our business affairs. Additionally, Steven Kauff, one of our executive vice presidents, also is an officer of NorthStar Capital. Mr. Kauff splits his time evenly between efforts related to our business affairs and those of NorthStar Capital.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

We believe that neither our operating partnership nor the subsidiary REIT through which we hold the substantial majority of our investments are investment companies because each of them satisfy the 40% test of Section 3(a)(1)(C). We must monitor their holdings to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. A majority of our other subsidiaries do not satisfy the 40% test, but instead rely on exceptions and exemptions from the Investment Company Act that either limits the types of assets these subsidiaries may purchase or the manner in which these subsidiaries may acquire and sell assets. For instance, certain of our CDOs rely on the exemption from the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invests in net lease properties relies on the exception from the definition of “investment company” provided by Sections 3(c)(6) and 3(c)(5)(C) of the Investment Company Act, and certain of our other CDOs similarly rely on the 3(c)(5)(C) exception from the definition of “investment company.” These provisions exempt companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. When a CDO relies on the exception from the definition of “investment company” provided by 3(c)(5)(C) of the Investment Company Act, the CDO is limited in the types of real estate related assets that it could invest in. Our subsidiaries that engage in operating businesses and satisfy the 40% test are also not subject to the Investment Company Act.

If the combined value of the investment securities issued by our subsidiaries that rely on the exception provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly exceeds 40% of our total assets on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.

Maryland takeover statutes may prevent a change of our control. This could depress our stock price.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation. A person is not an interested stockholder under the statute if the Board of Directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the Board of Directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form previously paid by the interested stockholder for its shares.

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

We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. We hold a substantial majority of our assets in a majority owned subsidiary, which we refer to as our private REIT. Our private REIT is organized to qualify as a REIT for federal income tax purposes. Our private REIT must also meet all of the REIT qualification tests under the Internal Revenue Code. If the private REIT did not qualify as a REIT, it is likely that NorthStar Realty would also not qualify as a REIT. If, for any reason, we failed to qualify as a REIT and unless we were entitled to relief under certain Internal Revenue Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify.

Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.

To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. While we intend to continue to make distributions sufficient to avoid imposition of the 4% tax, there can be no assurance that we will be able to do so. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.

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

Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of our stock.

We could fail to qualify as a REIT if the Internal Revenue Service successfully challenges our treatment of our mezzanine loans and repurchase agreements.

We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the Internal Revenue Service, or IRS, disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from it will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans typically do not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests. In addition, we have entered into sale and repurchase agreements under which we nominally sold certain of our mortgage assets to a counterparty and simultaneously entered into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the mortgage assets that are the subject of any such agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations. In general, income from hedging transactions does not constitute qualifying income for purposes of the REIT 75% and 95% gross income requirements. To the extent, however, that we enter into a qualified hedging contract to reduce interest rate risk or foreign currency risk on indebtedness incurred to acquire or carry real estate assets, any income that we derive from the contract would be excluded from gross income for purposes of calculating the REIT 95% gross income test if specified requirements are met, but would not be excluded and would not be qualifying income for purposes of calculating the REIT 75% gross income test. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. Legislation enacted in 2003 and 2006 generally reduced the federal income tax rate on most dividends paid by corporations to investors taxed at individual rates to a maximum of 15%. REIT dividends, with limited exceptions, do not benefit from the rate reduction, because a REITs income is generally not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors taxed at individual rates than shares in REITs and could have an adverse effect on the value of our stock.

The stock ownership restrictions of the Internal Revenue Code for REITs and the 9.8% stock ownership limit in our charter may inhibit market activity in our stock and restrict our business combination opportunities.

To qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code may not own, actually or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our stock under this requirement. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our stock.

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

Our dividends that are attributable to excess inclusion income will likely increase the tax liability of our tax-exempt stockholders, foreign stockholders, and stockholders with net operating loss.

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to our stockholders, however, then this income would be fully taxable as unrelated business taxable income to a tax-exempt entity under Section 512 of the Internal Revenue Code. A foreign stockholder would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their net operating losses.

Although the law is not entirely clear, the IRS has taken the position that we are subject to tax at the highest corporate rate on our excess inclusion income allocated to “disqualified organizations” (generally tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income) that own our stock in record name. To the extent that our stock owned by “disqualified organizations” is held in street name by a broker/dealer or other nominee, the broker/dealer or nominee would be liable for a tax at the highest corporate rate on the portion of our excess inclusion income allocable to the stock held on behalf of the “disqualified organizations.” A regulated investment company or other pass-through entity owning our stock may also be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their record name owners that are “disqualified organizations.”

Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit, or REMIC. In addition, excess inclusion income also may be generated if a REIT issues debt obligations with two or more maturities and the terms of the payments of these obligations bear a relationship to the payments that the REIT received on mortgage loans or mortgage-backed securities securing those debt obligations. Although we do not hold any REMIC residual interests, we anticipate that certain of the CDO securitizations conducted by our private REIT will produce excess inclusion income that will be allocated to our stockholders. Accordingly, we expect that a portion of our dividends will constitute excess inclusion income, which will likely increase the tax liability of tax-exempt stockholders, foreign stockholders, stockholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations, and brokers/dealers and other nominees who hold stock on behalf of disqualified organizations.

The prohibited transactions tax may limit our ability to engage in transactions, including certain methods of securitizing loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held primarily for sale to customers in the ordinary course of business. If we securitize loans in a manner that was for federal income tax purposes treated as a sale of the loans we may be subject to the prohibited transaction tax. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign taxable REIT subsidiaries.

We have elected to treat several Cayman Islands companies, including issuers in CDO transactions, as taxable REIT subsidiaries. We intend to treat certain income inclusions received with respect to our equity investments in those foreign taxable REIT subsidiaries as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to qualify as a REIT.

If our foreign taxable REIT subsidiaries are subject to federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that they would have available to pay their creditors.

There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign taxable REIT subsidiaries will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS were to succeed in challenging that tax treatment, it could greatly reduce the amount that those foreign taxable REIT subsidiaries would have available to pay to their creditors and to distribute to us.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our investments in net lease properties, which comprise our net lease business segment, are described under “Net Lease Properties.” The following table sets forth certain information with respect to each of our net lease properties as of December 31, 2006:

Net Lease Portfolio: Property Information
Location City, State	Square Feet	Number of Properties	Ownership Interest	Property Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Encumbrances (In Thousands)

Albemarle, NC	19,649	1	Fee	Healthcare	N/A	October 2021	—

Black Mountain, NC	36,235	1	Fee	Healthcare	N/A	July 2021	4,896

Blountstown, FL	33,722	1	Fee	Healthcare	N/A	July 2021	3,719

Bremerton, WA	68,601	1	Fee	Healthcare	N/A	October 2021	6,750

Brevard, NC	19,778	1	Fee	Healthcare	N/A	October 2021	—
	18,174	1	Fee	Healthcare	N/A	August 2020	2,097

Charlotte, NC	26,000	1	Fee	Healthcare	N/A	October 2021	—

Cherry Springs, NC	20,000	1	Fee	Healthcare	N/A	March 2016	2,786

Clinton, NC	25,688	1	Fee	Healthcare	N/A	May 2020	2,336

Dallas, PA	25,268	1	Fee	Healthcare	N/A	June 2007	436

Gastonia, NC	12,215	1	Fee	Healthcare	N/A	August 2020	1,847

Hillsboro, OR	286,652	1	Fee	Healthcare	N/A	December 2013	33,300

Morris, IL	94,719	1	Fee	Healthcare	N/A	March 2016	6,982

Roxboro, NC	18,174	1	Fee	Healthcare	N/A	August 2020	3,301

Scranton, PA	25,265	1	Fee	Healthcare	N/A	June 2007	375

Sterling, IL	149,008	1	Fee	Healthcare	N/A	March 2016	2,018

Wendell, NC	26,926	1	Fee	Healthcare	N/A	August 2020	2,344

Williamston, NC	18,174	1	Fee	Healthcare	N/A	August 2020	3,195

Winston Salem, NC	33,592	1	Fee	Healthcare	N/A	March 2020	3,524

Winter Garden, FL	37,322	1	Fee	Healthcare	N/A	February 2016	4,954

Aurora, CO	183,529	1	Fee	Industrial	N/A	June 2015	36,387

Indianapolis, IN	333,600	1	Fee	Industrial	N/A	December 2025	28,600

Auburn Hills, MI	105,692	2	Fee	Office	N/A	September 2015	11,493

Camp Hill, PA	214,150	1	Fee	Office	N/A	September 2015	25,205

Los Angeles, CA	97,336	1	Leasehold	Office	May 2039	June 2015	20,976

Net Lease Portfolio: Property Information
Location City, State	Square Feet	Number of Properties	Ownership Interest	Property Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Encumbrances (In Thousands)

Los Angeles CA	160,000	1	Fee	Office	N/A	June 2015	34,515

Rancho Cordova, CA	68,000	1	Fee	Office	N/A	September 2015	12,319

Salt Lake City, UT	117,553	1	Fee	Office/Flex	N/A	April 2012	16,584

Springdale, OH	173,145	1	Fee	Office/Flex	N/A	December 2009	19,208
	174,554	1	Fee	Office/Flex	N/A	December 2011	16,586
	139,264	1	Fee	Office/Flex	N/A	March 2010	15,686

Bloomingdale, IL	50,000	1	Leasehold	Retail	January 2027	January 2022	5,888

Concord, NH	50,000	1	Fee	Retail	N/A	January 2016	8,601
	20,087		Fee	Retail	N/A	May 2016

Fort Wayne, IN	50,000	1	Leasehold	Retail	January 2025	August 2024	3,626

Keene, NH	45,471	1	Fee	Retail	N/A	October 2020	6,970

Melville, NY	46,533	1	Leasehold	Retail	January 2022	January 2022	4,567

Millbury, MA	54,175	1	Leasehold	Retail	January 2024	January 2024	4,854

N. Attleboro, MA	50,025	1	Leasehold	Retail	January 2024	January 2024	4,835

New York, NY	17,665	1	Leasehold	Retail	July 2015	June 2011-July 2016	—
	7,500	1	Leasehold	Retail	December 2012	December 2012	—
	10,800	1	Leasehold	Retail	April 2008	June 2017	—

Portland, ME	52,900	1	Leasehold	Retail	August 2030	August 2023	5,132

Rockaway, NJ	15,038	1	Fee	Retail	N/A	May 2015	17,480
	106,000		Fee	Retail	N/A	July 2017

Wichita, KS	48,780	1	Fee	Retail	N/A	March 2023	6,293

Total	3,386,959	45					$390,665

Item 3. Legal Proceedings

We are not subject to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “NRF”.

The following table sets forth the high, low and last sales prices for our common stock, as reported on the New York Stock Exchange, and dividends per share for the periods indicated.

Period	High	Low	Close	Dividends

2005
First Quarter	$11.45	$9.34	$9.68	$0.15
Second Quarter	$10.90	$9.58	$10.34	$0.15
Third Quarter	$10.79	$9.31	$9.39	$0.23
Fourth Quarter	$10.41	$8.89	$9.94	$0.27

2006
First Quarter	$11.07	$9.99	$10.95	$0.30
Second Quarter	$12.10	$10.50	$12.01	$0.30
Third Quarter	$13.15	$11.32	$12.70	$0.34
Fourth Quarter	$16.71	$12.64	$16.57	$0.35

On April 12, 2006, we declared a dividend of $0.30 per share of common stock, payable with respect to the quarter ended March 31, 2006, to stockholders of record as of April 19, 2006. We made this payment on April 26, 2006.

On July 25, 2006, we declared a dividend of $0.30 per share of common stock, payable with respect to the quarter ended June 30, 2006, to stockholders of record as of August 4, 2006. We made this payment on August 11, 2006.

On October 24, 2006, we declared a dividend of $0.34 per share of common stock, payable with respect to the quarter ended September 30, 2006, to stockholders of record as of November 6, 2006. We made this payment on November 15, 2006.

On January 23, 2007, we declared a dividend of $0.35 per share of common stock, payable with respect to the quarter ended December 31, 2006, to stockholders of record as of February 5, 2007. We made this payment on February 15, 2007.

On March 13, 2007, the closing sales price for our common stock, as reported on the NYSE, was $13.91. As of March 13, 2007, there were 26 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Performance Graph

Set forth below is a graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The period shown commences on October 26, 2004, the date that our common stock began trading on the NYSE after it was first registered under Section 12 of the Exchange Act, and ends on December 31, 2006, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on October 26, 2004 and the reinvestment of any dividends. The stock price performance shown on this graph is not necessarily indicative of future price performance. The information in the graph and the table below was obtained from SNL Financial.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which grants of securities may be made from time to time.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance

Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	1,683,130	(1)	n/a	4,249,908
2004 Long-Term Incentive Bonus Plan	332,083		n/a	33,977	(2)
Total	2,015,213		n/a	4,283,885

——————

(1)

Represents units of partnership interest which are structured as profits interest, or LTIP Units, in our operating partnership. Conditioned on minimum allocation to the capital accounts of the LTIP Unit for federal income tax purposes, each LTIP Unit may be converted, at the election of the holder, into one common unit of limited partnership interest in our operating partnership, or OP Units. Each of the OP Units underlying these LTIP Units are redeemable at the election of the OP Unit holder for: (i) cash equal to the then fair market value of one share of our common stock; or (ii) at the option of the Company in its capacity as general partner of our operating partnership, one share of our common stock.

(2)

As of December 31, 2006, the Compensation Committee of our Board of Directors had allocated an aggregate of 664,165 shares of our common stock to certain of the eligible participants as potential awards pursuant to the incentive bonus plan if we achieve the return hurdles established by the compensation committee for the two one-year performance periods beginning October 1, 2005 and October 1, 2006. We achieved the return hurdle for the first performance period and 332,083 shares were awarded to the eligible participants. If the return hurdle is achieved in the second performance period, eligible participants will be entitled to receive an aggregate of 332,083 additional shares the remaining half of his or her allocable reward.

Item 6. Selected Financial Data

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the combined financial statements of our predecessor and the respective related notes, each included elsewhere in this Form 10-K.

Our predecessor is an aggregation, on a combined and uncombined basis, of the entities through which NorthStar Capital owned and operated its subordinate real estate debt, real estate securities and net lease properties businesses and was not a separate legal operating entity. The entities controlled by NorthStar Capital are combined in our predecessor’s historical financial statements. Where our predecessor had a non-controlling interest in any of the entities that comprised our predecessor, such entities are presented as part of our predecessor on an uncombined basis. The selected combined historical financial information presented for the period January 1, 2004 to October 28, 2004 and for the years ended December 31, 2003 and 2002 relates to the operations of our predecessor. The selected combined historical financial information presented for the years ended December 31, 2003 and 2002 has been derived from the audited combined statements of operations of our predecessor. The selected historical consolidated information presented for the years ended December 31, 2006, 2005 and the period October 29, 2004 to December 31, 2004 relates to our operations and has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K. The selected historical consolidated information presented for the year ended December 31, 2004, 2005 and 2006 has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K.

Our consolidated financial statements include our majority-owned subsidiaries which we control. Where we have a non-controlling interest, such entity is reflected on an unconsolidated basis.

	The Company (Consolidated) Year Ended December 31,		The Company (Consolidated) Period October 29, 2004 to December 31, 2004	The Predecessor (Combined)
				Period January 1, 2004 to October 28, 2004	Year Ended December 31,
	2006	2005			2003	2002
	(In Thousands, Except per Share Amounts)
Statements of Operations Data:
Revenues:
Interest income	$134,847	$40,043	$3,990	$31	$502	$—
Interest income – related parties	11,671	8,374	727	1,828	—	—
Rental and escalation income	37,641	11,403	510	—	—	—
Advisory and management fee income –related parties	5,906	4,813	665	2,437	1,026	8
Other revenue	5,874	464	38	185	64	—
Total revenues	195,939	65,097	5,930	4,481	1,592	8
Expenses:
Interest expense	104,265	32,568	3,352	285	—	—
Real estate properties – operating expenses	8,054	1,973	185	—	—	—
General and administrative
Direct:
Salaries and equity based compensation(1)	22,547	11,337	3,788	953	1,289	206
Shared services – related party	—	1,145	231	—	—	—
Insurance	1,309	916	148	—	—	—
Auditing and professional fees	4,765	3,634	790	—	—	—
Other general and administrative	7,522	2,036	895	181	203	27
Allocated:
Salaries and other compensation	—	—	—	3,060	2,146	806
Insurance	—	—	—	318	252	10
Other general and administrative	—	—	—	925	1,098	135
Total general and administrative	36,143	19,068	5,852	5,437	4,988	1,184
Depreciation and amortization	13,646	4,352	190	—	—	—
Total expenses	162,108	57,961	9,579	5,722	4,988	1,184
Income (loss) from operations	33,831	7,136	(3,649)	(1,241)	(3,396)	(1,176)
Equity in earnings of unconsolidated/uncombined ventures	432	226	83	1,520	2,048	1,369
Unrealized gain on investments and other	4,934	867	200	279	1,219	—
Realized gain on investments and other	1,845	2,160	293	636	1,866	—
Income (loss) from continuing operations before minority interest	41,042	10,389	(3,073)	1,194	1,737	193
Minority interest in operating partnerships	(3,951)	(2,116)	632	—	—	—
Minority interest in joint ventures	(68)	—	—	—	—	—
Net income (loss) from continuing operations	37,023	8,273	(2,441)	1,194	1,737	193
Income from discontinued operations, net of minority interest	318	547	2	—	—	—
Gain on sale of discontinued operations, net of minority interest	445	28,852	—	—	—	—
Gain on sale of joint venture interest, net of minority interest	279	—	—	—	—	—
Net income (loss)	38,065	37,672	(2,439)	1,194	1,737	193
Preferred stock dividends	(860)	—	—	—	—	—
Net income available to common shareholders	$37,205	$37,672	$(2,439)	$1,194	$1,737	$193
Net income (loss) per share from continuing operations	$0.91	$0.38	$(0.12)	—	—	—
Income per share from discontinued operations	0.01	0.03	—	—	—	—
Gain per share on sale of discontinued operations and joint venture interest	0.02	1.33	—	—	—	—
Net income (loss) per share available to common shareholders	$0.94	$1.74	$(0.12)	—	—	—
Weighted average number of shares of common stock outstanding:
Basic	39,635,919	21,660,993	20,868,865	—	—	—
Diluted	44,964,455	27,185,013	25,651,027	—	—	—

——————

(1)

For the year ended December 31, 2006, 2005 and the period from October 29, 2004 to December 31, 2004, includes $9,080, $5,847 and $2,991 equity based compensation, respectively.

	December 31,
	2006	2005	2004	2003	2002
	(In Thousands Except per Share Amounts)
Balance Sheet Data
Operating real estate – net	$468,608	$198,708	$43,544	$—	$—
Debt securities held for trading	—	—	826,611	—	—
Available for sale securities, at fair value	788,467	149,872	37,692	9,187	—
Real estate debt investments	1,571,510	681,106	70,569	—	—
Investments in and advances to unconsolidated/uncombined ventures	11,845	5,458	5,363	15,537	12,650
Total assets	3,185,620	1,156,565	1,078,078	32,815	25,545

Mortgage notes and loans payable	390,665	174,296	40,557	—	—
Liability to subsidiary trusts issuing preferred securities	213,558	108,258	—	—	—
CDO bonds payable	1,682,229	300,000	—	—	—
Credit facilities	16,000	243,002	27,821	—	—
Repurchase obligations	80,261	7,054	800,418	—	—
Total liabilities	2,502,990	863,862	902,322	322	241
Minority interest in operating partnership	7,655	44,278	32,447	—	—
Stockholders’ equity	659,771	248,425	143,309	32,493	25,304
Total liabilities and stockholders’ equity	$3,185,620	$1,156,565	$1,078,078	$32,815	$25,545

	The Company (Consolidated)			The Predecessor (Combined)
	Year Ended December 31,		Period October 29, 2004 to December 31, 2004	Period January 1, 2004 to October 28, 2004	Year Ended December 31,
	2006	2005			2003	2002
	(In Thousands)
Other Data:
Cash Flow from:
Operating activities from continuing operations	$53,998	$849,625	$(828,783)	$2,440	$1,289	$—
Investing activities	(1,852,961)	(881,090)	(108,032)	(19,197)	(9,830)	595
Financing activities	1,819,358	11,630	981,923	18,369	9,554	(595)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated/combined financial statements and notes thereto included in Item 8 of this report.

Organization and Overview

We are an internally-managed REIT that was formed in October 2003 to continue and expand the real estate debt, real estate securities and net lease businesses of our predecessor. Upon the consummation of our IPO, three subsidiaries of our predecessor contributed 100% of their respective interests in entities through which our predecessor engaged in these businesses in exchange for units of limited partnership interest in our operating partnership and approximately $36.1 million in cash.

We commenced operations upon the consummation of our IPO. We conduct substantially all of our operations and make our investments through our operating partnership, of which we are the sole general partner. Through our operating partnership, NorthStar Realty Finance Limited Partnership, including its subsidiaries, we primarily:

•

originate, structure and acquire senior and subordinate debt investments secured primarily by commercial properties and multifamily;

•

invest, create, manage portfolios of primarily investment grade commercial debt, including CMBS, REIT unsecured debt, credit-tenant loans and CDO’s backed primarily by real estate securities; and

•

acquire office, industrial, retail and healthcare related properties that are primarily net leased to corporate tenants.

We believe that these businesses are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize securitization to finance assets and enhance returns. We seek to match fund our real estate securities and real estate debt investments, primarily by issuing CDOs.

Sources of Operating Revenues

We primarily derive revenues from interest income on the real estate debt investments that we originate with borrowers or acquire from third parties, from real estate securities in which we invest and rental income from our net lease investments. We also generate interest revenues from our ownership interest in non-consolidated securities CDOs and advisory fee income, and income from our unconsolidated ventures. Other income comprises a much smaller and more variable source of revenues and is generated principally from fees associated with early loan repayments and gains/losses from sales of securities.

We primarily derive income through the difference between the interest and rental income we are able to generate from our investments, and the cost at which we are able to obtain financing for our investments. In order to protect this difference, or “spread”, we seek to match fund our investments using secured sources of long term financing such as CDO and mortgage financings and long-term unsecured subordinate debt. Match funding means that we try to obtain debt with maturities equal to our asset maturities, and borrow funds at interest rate benchmarks similar to our assets. Match funding results in minimal impact to spread when interest rates are rising and falling and minimizes refinancing risk since our asset maturities match those of our debt.

Real Estate Debt

We primarily earn interest income from these investments. As of December 31, 2006, we acquired, originated and structured senior and subordinate debt investments producing $1.4 billion of commitments of which $1.2 billion has been funded. A key source of our transaction volume was the strategic acquisition of our Dallas-based loan origination division. We completed 74 financings in 2006 compared to 44 in 2005 and 3 for the period of October 29, 2004 to December 31, 2004. Whole loan first mortgages comprised 68.9% of our funded investment volume in 2006, compared to 31.3% in 2005. We believe the increased recognition of the Company and our reputation for providing high quality and responsive service to our customers will continue to fuel in our growth in the lending business.

Real Estate Securities

On our real estate securities we earn interest income and management fees from our off-balance sheet CDOs. During the year ended December 31, 2006, we continued to expand our securities business. We acquired $544.4 million of real estate securities on balance sheet and at December 31, 2006 had accumulated $567.5 million of real estate securities with our warehouse provider, which served as the collateral for our securities CDO that closed on February 28, 2007. As we continue to focus on attractive risk/return opportunities to expand our real estate securities business, we invested in two synthetic CMBS CDOs acquiring $81.2 million of notes. We believe the advantages in the synthetic market are the ability to gain exposure to securities that may not be readily available in the cash market and to be able to accumulate investments more quickly by acquiring larger positions. This will enable us to take advantage of market inefficiencies.

Net Lease Properties

We earn rental and escalation income from our net leased properties. During the year ended December 31, 2006, we acquired $164.9 million of net lease properties compared to $146.9 in 2005, and sold three assets with a net book value of $10.2 million. In addition, we entered into a non-consolidating 50% joint venture and the joint venture acquired three office/flex properties for $54.3 million. Despite the competitive environment, we were able to utilize our relationships and expertise in working through complicated structuring issues to find investments in primary and secondary markets that we believe will generate attractive risk adjusted returns and produce a stable income stream. As part of our business strategy to expand our net lease business into underserved real estate sectors, we partnered with experts in the healthcare-related net lease business and formed the Wakefield joint venture. The joint venture acquired approximately $124.5 million of healthcare facilities in 2006. We believe there will be increasing demand for healthcare-related facilities with the anticipated growth in the aging U.S. population.

Profitability and Performance Metrics

We calculate several metrics to evaluate the profitability and performance of our business.

Adjusted funds from operations: (“AFFO”) (see “Liquidity and Capital Resources” —Funds from Operations and Adjusted Funds from Operations for a description of this metric).

Return on Equity (“ROE”), before and after general and administrative expenses. We calculate return on equity using AFFO, inclusive and exclusive of general and administrative expenses, divided by average common book equity during the period as a measure of the profitability generated by our assets and company on common stockholders’ equity invested.

Assets Under Management (“AUM”) growth is a key driver of our ability to grow our earnings.

Credit Risk Management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income.

Corporate Expense Management influences the profitability of our business, and we must balance making appropriate investments in our infrastructure and employees with a recognition that our accounting, finance, legal and risk management infrastructure does not directly generate quantifiable revenues for the company. We frequently refer to general and administrative expenses, excluding stock-based compensation expense, divided by total revenues as a measure of our efficiency in managing expenses.

Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of our AUM growth.

Recent Trends

We conduct our business primarily in the commercial real estate markets, which during 2006 continued to experience large inflows of capital. These inflows resulted in appreciation of commercial real estate asset value across most commercial real estate asset classes in the United States. More capital and new investors entering the market have generally reduced cash yields and margins available on investments relative to prior years. Interest rates have remained low by historical standards and credit, as measured by default rates, are at historically low levels. As a result, we have experienced increased competition in all of our businesses, and have also benefited from lower yields in our debt financings, because our CDO notes are sold to investors in commercial real estate asset-backed securities.

As competition increases and market returns decrease, we have shifted our product focus in several areas. We continued to emphasize growing direct customer relationships and direct origination of real estate debt investments. We believe that by working directly with borrows we are able to customize loan structures that better suit our credit needs, and to also slightly mitigate yield compression. These investments include first mortgage whole loans, whereby we are able to control a majority of the capital structure of the real estate asset and therefore have a higher recovery rate in a default scenario. Whole loans typically bear lower interest rates than subordinate loans, but we are able to earn an attractive ROE from these assets because we are able to finance them at higher leverage levels and a lower cost of funds in the CDO market.

In our securities investment business, the average credit ratings of our managed portfolio increased to BBB/Baa2 from BBB-/Baa3 in the prior year. By moving to a higher average investment grade credit rating and position in the capital structure, we mitigate the impact of declining credit support levels for the same rating that has been experienced in the market for the past several years.

Market-demanded yields for all commercial real estate classes continued to decrease in 2006, especially for single-user occupied net lease office and industrial facilities. We responded to this trend by seeking out knowledgeable and experienced investors in non-core real estate asset classes with whom we could partner in finding less competitive, attractive opportunities for net lease assets. During 2006 we partnered with an experienced investor in the healthcare-related sector to invest in net leased assets. Through this venture, called Wakefield, we invested in $124.5 million of assets during 2006. The healthcare sector also has experienced yield compression, however, we believe capital available to this area is more constrained due to the operating and regulatory complexity associated with these assets.

Critical Accounting Policies

Our accounting policies are more fully described in Note 1 of the consolidated financial statements included in Item 8 of this report. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ significantly from those estimates. Management has identified certain critical accounting policies that affect the more significant judgments and estimates used by management in the preparation of our predecessor’s combined financial statements and our consolidated financial statements. Management evaluates on an ongoing basis estimates related to critical accounting policies, including those related to revenue recognition, allowances for doubtful accounts receivable and impairment of investments in uncombined ventures and debt securities available for sale. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances.

Principles of Consolidation

The consolidated financial statements include our accounts and our majority-owned subsidiaries and variable interest entities (“VIE”) where we are deemed the primary beneficiary in accordance with the provisions and guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“Fin 46R”). All significant intercompany balances have been eliminated in consolidation.

Fin 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIEs anticipated losses and or a majority of the expected returns. We have evaluated our real estate debt investments and our investments in each of our five CDO issuers to determine whether we are VIEs. For each of these investments, we have evaluated: (1) the sufficiency of the fair value of the entity’s equity investment at risk to absorb losses; (2) whether as a group, the holders of the equity investment at risk have; (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities; (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly; and (c) the right to receive the expected residual return of the entity and their rights are not capped; (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both; and (4) whether substantially all of the entities activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

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

We applied the guidance in FSP FIN 46(R)-6 prospectively to all entities. The adoption did not have a material effect on our financial statements as a whole. We will consolidate our newly created CDO issuances under the provisions of FIN 46(R)-6.

As of December 31, 2006, we identified the following eighteen interests in entities which were determined to be VIEs under FIN 46R-6: CDO I, II, III, IV, V, VI, VII, VIII, NorthStar Realty Finance Trust I, II, III, IV, V and VI; Abacus, a CLO equity investment, a preferred equity investment in a net lease property and a senior loan investment collateralized by commercial real estate.

Based on management’s analysis, we are the primary beneficiary for CDO IV, VI, VII, VIII and Abacus since we absorb the majority of the expected losses with our ownership of all of the equity notes and in accordance with Fin 46R-6 these VIEs are consolidated. For the remaining 13 VIEs, management has determined we are not the primary beneficiary because we would not absorb a majority of the expected losses nor are entitled to a majority of the expected residual returns. Accordingly, these VIEs were not consolidated into our financial statements.

Operating Real Estate

In accordance with Statement of Financial Standards (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” a property to be disposed of is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once an asset is determined to be held for sale, depreciation and straight-line rental income are no longer recorded. In addition, the asset is reclassified to assets held for sale on the consolidated balance sheet and the results of operations are reclassified to income (loss) from discontinued operations in our consolidated statements of operations.

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), we allocate the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases. We amortize the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

Available for Sale Securities

We determine the appropriate classification of our investments in securities at the time of purchase and reevaluate such determination at each balance sheet date. Securities for which we do not have the intent or the ability to hold to maturity are classified as available for sale securities. We have designated our investments in the equity notes of unconsolidated CDOs and CLOs as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. Available for sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. Our investments in these equity notes are relatively illiquid, and their value must be estimated by management. Fair value is based primarily upon broker quotes or management’s estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and current spreads. Changes in the valuations do not affect either our reported income or cash flows, but impact stockholders’ equity and owners’ equity, respectively.

Real Estate Debt Investments

We must periodically evaluate each of our direct investments in real estate debt for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan. Upon a determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. Significant judgment is required both in determining impairment and in estimating the resulting loss allowance. Allowances for loan investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to have resumed. In performing this review, management considers the estimated net recoverable value of each loan as well as other factors, including the fair market value of any collateral, the amount and the status of any additional debt, the prospects for the borrower and the economic conditions in the region where the borrower does business. As determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date. As of the date of this Annual Report on Form 10-K, all of our direct investments in real estate debt are fully performing and we have determined that no loss allowances are necessary with respect to any of the investments.

Revenue Recognition

In connection with our investments in the equity notes of our unconsolidated CDOs and CLOs, we recognize interest income on these investments pursuant to Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” Interest income is recognized on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, we calculate a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

Credit Losses, Impairment and Allowance for Doubtful Accounts

We assess whether unrealized losses on the change in fair value on our available for sale securities reflect a decline in value which is other than temporary in accordance with EITF 03-1 “The Meaning of Other than Temporary Impairment and its Application to Certain Investments.” If it is determined the decline in value is other than temporary, the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

Allowances for real estate debt investment losses are established based upon a periodic review of the loan investments. Income recognition is generally suspended for the investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended investment becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the investment as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the investments may differ materially from the carrying value at the balance sheet date.

We review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Upon determination that an impairment exists, the related asset is written down through earnings to its estimated fair value.

Allowances for doubtful accounts for tenant receivables are established based on periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we established, on a current basis, an allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectibility of such amounts.

Risks and Uncertainties

In the normal course of business, we encounter primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on securities, loans, leases, and derivatives that result from a borrower’s, lessee’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and real estate, or in derivatives, such as our CDO Deposit and Warehouse Agreements and our investment in CDO issuers, due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held us. Management believes that the carrying values of its investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

Stock Based Compensation

We have adopted the fair value method of accounting prescribed in SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) (as amended by SFAS No. 148 and SFAS 123(R)) for equity based compensation awards. SFAS 123 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. All fixed equity based awards to employees and directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award’s vesting period. For performance based compensation plans we recognize compensation expense at such time when the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. For target based compensation plans we recognize compensation expense over the vesting period based upon the fair value of the plan obtained by a third-party appraisal from an independent firm that is an expert in valuing target-based compensation plans.

Unconsolidated Ventures

Management is required to make subjective assessments as to whether there are impairments in the values of its investment in unconsolidated ventures accounted for using the equity method. As no public market exists for these investments, management estimates the recoverability of these investments based on projections and cash flow analysis. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income.

Derivatives and Hedging Activities

We account for our derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires us to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments of each period will affect our consolidated financial statements differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge or a fair value hedge.

Generally, we enter into derivatives that are intended to qualify as hedges under accounting principles generally accepted in the United States, unless specifically stated otherwise. Toward this end, the terms of hedges are matched closely to the terms of hedged items.

With respect to derivative instruments that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such derivatives are recognized currently in income. Our credit default swaps, basis swaps, CDO Deposit and Warehouse Agreements have been designated as non-hedge derivatives.

Our derivative financial instruments contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions with single A or better credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN 48 commencing January 1, 2007 and we do not believe the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed, provided that the reporting entity has not yet issued financial statements, including interim financial statements for the fiscal year in which the statement is adopted. The provision of this statement is to be applied prospectively as of the fiscal year of adoption. We will adopt the provisions of SFAS 157 for its fiscal year commencing January 1, 2007. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes registrants must consider the impact of correcting all misstatements, including the effect of misstatements that were not corrected at the end of the prior year. These prior year misstatements should be considered in quantifying misstatements in current year financial statements. Thus, a registrant’s financial statements would require adjustment when the assessment in the current year or in prior years results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Basis of Presentation

Set forth below is a discussion of the financial condition and results of operations of NorthStar Realty Finance Corp. for the years ended December 31, 2006 and 2005, the period from the commencement of our operations on October 29, 2004 to December 31, 2004 and of our predecessor for the period January 1, 2004 through October 28, 2004.

Revenues

Interest Income

Interest income for the year ended December 31, 2006 totaled $134.9 million, representing an increase of $94.9 million or 237%, compared to $40.0 million for the year ended December 31, 2005. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate securities and real estate debt investments with a net book value of $1.8 billion during 2006. This was partially offset by approximately $464 million of real estate debt repayments, the sale of certain real estate securities during 2006 and the liquidation our trading securities portfolio in the latter part of 2005.

Interest Income – Related Parties

Interest income from related parties for the year ended December 31, 2006 totaled $11.7 million, representing an increase of $3.3 million, or 39%, compared to $8.4 million for the year ended December 31, 2005. The increase was attributable to having a full year benefit in 2006 of non-consolidating securities CDOs, which closed in 2005. CDO III closed in March 2005 and CDO V closed in September 2005. We acquired all of the non-investment grade note classes of these off-balance sheet financings. These acquisitions contributed approximately $3.8 million of additional interest income for the year ended December 31, 2006.

Rental and Escalation Income

Rental and escalation income for the year ended December 31, 2006 totaled $37.6 million, representing a $26.2 million, or 230% increase compared to $11.4 million for the year ended December 31, 2005. The increase was attributable to net lease acquisitions totaling $289.4 million during 2006. These acquisitions collectively contributed additional rental income of $14.8 million. The balance of the increase was attributable to having the full year benefit in 2006 of net lease acquisitions which closed in 2005.

Advisory and Management Fee Income – Related Parties

Advisory fees from related parties for the year ended December 31, 2006 totaled $5.9 million, representing an increase of approximately $1.1 million, or 23%, compared to $4.8 million for the year ended December 31, 2005. The increase was primarily attributable to the full year benefit in 2006 of advisory fees from two of our off balance sheet CDOs which closed in March and September 2005. This increase was partially offset by a decrease in fees earned from the NSF Venture of approximately $0.5 million due to termination of our advisory fee agreement on February 1, 2006.

Other Revenue

Other revenue for the year ended December 31, 2006 totaled $5.9 million, representing an increase of $5.5 million compared to $0.4 million the year ended December 31, 2005. The increase is primarily attributable to prepayment fees of $1.2 million on the early repayment of our real estate debt investments, $1.4 million of premiums received on credit default swaps related to a synthetic CDO, we acquired in August 2006, $1.2 million of incentive fee income related to the sale of our interest in the NSF Venture, $1.0 million of net expense reimbursements at two properties in our net lease portfolio and $0.7 million of miscellaneous income related to investments.

Expenses

Interest Expense

Interest expense for the year ended December 31, 2006 totaled $104.3 million, representing an increase of $71.7 million, or 220%, compared to $32.6 million for the year ended December 31, 2005. This increase was primarily attributable to an increase in debt outstanding from the financing of $1.8 billion of net new investments during 2006. Our on-balance sheet financing of our investments increased from $0.8 billion as of December 31, 2005 to $2.4 billion at December 31, 2006. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

Real Estate Properties – Operating Expenses

Property operating expenses for the year ended December 31, 2006 totaled $8.0 million, representing an increase of $6.0 million, compared to $2.0 million for the year ended December 31, 2005. The increase was attributable to the expenses relating to net lease properties which were acquired during 2006, including properties acquired in the Wakefield joint venture which closed in May 2006. These investments collectively contributed to $5.5 million of additional property operating expenses. In addition, we incurred $0.5 million in additional real estate taxes due to an easement and a rent increase based on the CPI index at one of our net lease properties.

General and Administrative

General and administrative expenses for the year ended December 31, 2006 totaling $36.1 million increased $17.0 million, or 89%, compared to $19.1 million for the year ended December 31, 2005. The increase is comprised of the following:

Salaries and equity based compensation for the year ended December 31, 2006 totaled $22.5 million, of which $9.0 million represented equity based compensation, an increase of approximately $11.2 million, or 99%, compared to $11.3 million of which $5.8 million represented equity based compensation for the year ended December 31, 2005. The increase was primarily attributable to an increase in salaries and bonuses due to higher staffing levels to accommodate the expansion of our business throughout 2005 into 2006 and the termination of the shared services agreement in November 2005. The acquisition of a loan origination business in January 2006 also resulted in an additional $1.5 million of compensation expense for 2006. In addition, the equity based compensation expense increase of $3.2 million over the year ended December 31, 2005 was attributable to approximately $0.8 million relating to an employee outperformance bonus plan for our chief investment officer, approximately $4.6 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan, (which includes additional grants of 429,913 LTIP units in January 2006, 58,357 LTIP units in April 2006, 6,992 LTIP units in September 2006 and the accelerated LTIP vesting of the former CFO grants), $2.1 million relating to our Long-Term Incentive Bonus Plan, and compensation expense of $1.1 million relating to our 2006 Outperformance Plan which was approved by the Compensation Committee of our Board of Directors in January of 2006. The increase was slightly offset by a decrease of $0.3 million in stock based compensation which related to LTIP units granted to the Chief Investment Officer as part of a buyout of a profits interest in NS Advisors LLC was fully expensed in July 2005.

Shared services – related party decreased 100% for the year ended December 31, 2006 as a result of the termination of the shared facilities and services agreement in October 2005. At that time, we entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, we rent office space from NorthStar Capital which is currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses.

Insurance for the year ended December 31, 2006 totaled $1.3 million, representing an increase of $0.4 million, or 43%, compared to $0.9 million for the year ended December 31, 2005. The increase was attributable to higher costs incurred for directors and officers liability policies renewed in October 2005 and umbrella insurance coverage for the net lease properties acquired in late 2005 and throughout 2006.

Auditing and professional fees for the year ended December 31, 2006 totaled $4.8 million, representing an increase of $1.2 million, or 33%, compared to $3.6 million for the year ended December 31, 2005. The increase was primarily attributable to auditing fees of $0.7 million relating to audit work performed by our current auditing firm so that they can opine on our prior period financial statements previously audited by another firm. We decided to re-audit the prior years in order to reduce the transaction cost and timing of accessing the capital markets when conditions are favorable. In addition, there was a $0.5 million increase in professional fees relating to legal fees for general corporate work, recruiting fees for new hires, and fees related to agreed upon procedures in connection with CDOs.

Other general and administrative expenses for the year ended December 31, 2006 totaled $7.5 million, representing an increase of approximately $5.5 million, compared to $2.0 million for the year ended December 31, 2005. Approximately $3.6 million or 275% of the increase was primarily attributable to increased public company costs, which includes printing expense, public relations, cash management fees, software costs, direct office costs incurred in connection with the limited sublease agreement and the new lease for relocation of our corporate offices during early 2007, licensing fees, and approximately $0.7 million in connection with our loan origination business that we acquired on January 19, 2006. In addition, we wrote off approximately $0.3 million of previously capitalized costs in connection with a potential acquisition which did not close.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2006 totaled $13.7 million, or 214%, representing an increase of $9.3 million, compared to $4.4 million for the year ended December 31, 2005. This increase was primarily attributable to $289.4 million of net lease acquisitions made during 2006, which includes our Wakefield joint venture and the full year impact in 2006 of net lease acquisitions acquired in 2005.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the year ended December 31, 2006 totaled $0.4 million, representing an increase of $0.2 million, compared to $0.2 million for the year ended December 31, 2005. The increase was attributable to a net lease joint venture interest we entered into in February 2006. During 2006, we recognized $0.4 million which represented our share of the net income of the CS/Federal Venture. The increase was partially offset by a decrease of $0.2 million relating to NSF Venture as a result of the sale of our interest in the NSF Venture on February 1, 2006, which was acquired in the latter part of the third quarter 2005.

Unrealized Gain on Investments and Other

Unrealized gain on investments and other increased by approximately $4.0 million for the year ended December 31, 2006 to $4.9 million from $0.9 million for the year ended December 31, 2005 primarily due to increased net carry interest income and increases in the fair market value of collateral held under the warehouse agreements. The unrealized gain on investments for 2006 consisted of a $3.2 million mark-to-market gain on the securities and $1.7 million gain that represents the net Carry on the accumulated securities held under the warehouse agreement.

Realized Gain on Investments and Other

The realized gain of $1.9 million for the year ended December 31, 2006 related to the net Carry of securities during the warehouse period, which we recognized at the close of CDO VII and the sale of certain securities in CDO VII subsequent to closing. The realized gain of $2.2 million for the year ended December 31, 2005 was attributable to the increase in fair value related to the net Carry of securities during the warehouse period which we recognized at the close of CDO V and the gain on sale of certain securities.

Income from Discontinued Operations, Net of Minority Interest

Income from discontinued operations represents the operations of properties sold or held for sale during the period. We also sold our leasehold interest in 27 West 34th Street, 1372 Broadway and sold a property in the Wakefield portfolio during 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations.

Comparison of the Year Ended December 31, 2005 to the 2004 Pro Forma Period

Results of Operations

Our predecessor’s results of operations for the period from January 1, 2004 to October 28, 2004 are not necessarily indicative of our future results of operations due to the impact of our IPO, the acquisition of additional interests in ALGM and its resulting consolidation, the expansion of our real estate securities, net lease and real estate debt businesses, and our new investments and their related debt financing. To facilitate a comparison of the results of operations for the year ended December 31, 2005 to 2004, we have combined our predecessor’s results for the period from January 1, 2004 to October 28, 2004 with the results of our operations for the period from October 29, 2004 to December 31, 2004. We refer to this combined period as the 2004 pro forma period. We will compare the year ended December 31, 2005 to the 2004 pro forma period.

	The Company	The Company/ The Predecessor
	Year Ended December 31, 2005	2004 Pro Forma Period
	(In thousands)
Revenues:
Interest income	$40,043	$4,021
Interest income – related parties	8,374	2,555
Rental and escalation income	11,403	510
Advisory and management fee income – related parties	4,813	3,102
Other revenue	464	223
Total revenues	65,097	10,411

Expenses:
Interest expense	32,568	3,637
Real estate properties – operating expenses	1,973	185
General and administrative:
Salaries and equity based compensation	11,337	7,801
Shared services – related party	1,145	231
Insurance	916	466
Auditing and professional fees	3,634	790
Other general and administrative	2,036	2,001
Total general and administrative	19,068	11,289
Depreciation and amortization	4,352	190
Total expenses	57,961	15,301
Income (loss) from operations	7,136	(4,890)
Equity in earnings of unconsolidated/uncombined ventures	226	1,603
Unrealized gain on investments and other	867	479
Realized gain on investments and other	2,160	929
Income (loss) before operating partnerships minority interest	10,389	(1,879)
Minority Interest in operating partnerships	(2,116)	632
Net income (loss) from continuing operations	8,273	(1,247)
Income from discontinued operations, net of minority interest	547	2
Gain from discontinued operations, net of minority interest	28,852	—
Gain on sale of joint venture interest, net of minority interest	—	—
Net income (loss)	$37,672	$(1,245)

Revenues

Interest Income

Interest income for the year ended December 31, 2005 totaled $40.0 million, representing an increase of $36.0 million, compared to $4.0 million for the 2004 pro forma period. The increase was primarily attributable to $30.5 million of interest on real estate debt investments made in 2005. In addition, interest income on our short term AAA-rated, floating rate securities increased $4.9 million from $3.4 million in 2004 to $8.3 million in 2005, or 244%. We liquidated that balance of our portfolio in the fourth quarter of 2005. The balance of the increase represents interest income of $0.6 million from cash collateralizing our short security sales and other investments.

Interest Income – Related Parties

Interest income from related parties for the year ended December 31, 2005 totaled $8.4 million, representing an increase of $5.8 million, or 223%, compared to $2.6 million for the 2004 pro forma period. The increase was attributable to higher average investments in our four investment grade CDOs in 2005, which earned interest income of $4.2 million in the year ended December 31, 2005, including $1.1 million from CDO I and II, approximately $2.2 million from CDO III, which closed on March 10, 2005, and $0.9 million from CDO V, which closed on September 22, 2005, and higher interest income of approximately $0.4 million from our “BB” rated junior classes of debt securities of CDO II, which we owned for the full year 2005, versus approximately five months in 2004. We also earned $1.2 million on real estate securities and other investments.

Rental and Escalation Income

Rental and escalation income for the year ended December 31, 2005 totaled $11.4 million, representing a $10.9 million increase compared to $0.5 million in the 2004 pro forma period. The increase was attributable to the following acquisitions: our Chatsworth Portfolio on January 14, 2005; our Salt Lake City property on August 2, 2005; our EDS Portfolio on September 30, 2005; and our Executive Centre on December 8, 2005; which collectively contributed an additional $8.7 million of rental income in addition to $2.7 million from the New York property portfolio. For the 2004 pro forma period, the New York property portfolio had $0.5 million of rental and escalation income, which was accounted for under the equity method of accounting for the period from January 1, 2004 to October 28, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements for the period October 29, 2004 to December 31, 2004 and for the year ended December 31, 2005.

Advisory and Management Fee Income – Related Parties

Advisory fees from related parties for the year ended December 31, 2005 totaled $4.8 million, representing an increase of approximately $1.7 million, or 55%, compared to $3.1 million for the 2004 pro forma period. The increase was comprised primarily of higher fees earned for CDO II, CDO III (which closed March 10, 2005) and CDO V (which closed September 22, 2005) of $0.7 million, $1.1 million and $0.5 million, respectively, offset by lower fees on CDO I of $0.1 million due to principal pay downs of the real estate securities in that CDO. This increase was offset by a decrease in fees earned from the NSF Venture of approximately $0.5 million, which was due to a lower average portfolio loan balance for the year ended December 31, 2005.

Other Revenue

Other revenue for the year ended December 31, 2005 totaled $0.4 million, representing an increase of $0.2 million compared to the 2004 pro forma period. The increase is primarily attributable to a prepayment fee earned on one of our real estate debt investments. This was offset by lower advisory fee income related to our NSF Venture due to lower average portfolio balance in 2005.

Expenses

Interest Expense

Interest expense for the year ended December 31, 2005 totaled approximately $32.6 million, representing an increase of $29.0 million, compared to $3.6 million for the 2004 pro forma period. This increase was primarily attributable to the following: approximately $4.3 million of increased interest in 2005 on financing for our investments in AAA-rated, short term, floating rate securities (we had acquired these investments subsequent to our IPO in October 2004); approximately $0.4 million of increased interest in 2005 on our investment in the “BB” rated junior classes of debt securities and unrated income securities of CDO II and on securities underlying short sales we entered into during 2004; approximately $5.0 million of interest expenses on mortgage and mezzanine debt on our net lease properties; $7.4 million on our real estate debt facilities; approximately $7.6 million on our non-recourse CDO IV bonds; approximately $0.2 million on our Bank of America facility; $4.4 million of interest expense on liabilities to the three subsidiary trusts that issued preferred securities in the second and fourth quarters of 2005.

Real Estate Properties – Operating Expenses

Property operating expenses for the year ended December 31, 2005 totaled $2.0 million, representing an increase of $1.8 million, compared to $0.2 million for the 2004 pro forma period. The increase was attributable to $0.5 million of higher property operating expenses from the New York property portfolio which was accounted for under the equity method of accounting for the period January 1, 2004 to October 28, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into the condensed consolidated financial statements for a full year in 2005 versus a partial year in 2004. We acquired the Chatsworth Portfolio on January 14, 2005, the Salt Lake City property on August 2, 2005, the EDS Portfolio on September 30, 2005, and the Executive Centre on December 8, 2005, which collectively contributed an additional $1.3 million of property operating expenses.

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

Salaries and equity based compensation (direct and allocated) for the year ended December 31, 2005 totaled $11.3 million, of which $5.8 million represents equity based compensation, representing an increase of approximately $3.5 million, or 45%, compared to $7.8 million, of which $3.0 million represents equity based compensation, for the 2004 pro forma period. The increase was primarily attributable to an increase in salaries due to higher staffing levels to accommodate the expansion of our three businesses subsequent to our IPO throughout 2005. In addition, equity based compensation expense increased by $2.8 million, or 93%, compared to 2004 pro forma period. The increase was attributable to approximately $0.2 million in connection with an employee outperformance bonus plan for one of our executive officers, approximately $2.4 million in connection with the three-year vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan (which includes approximately $0.4 million of additional amortization in the fourth quarter for employees of our predecessor who became fully vested in connection with our termination of the shared facilities and service agreement on October 29, 2005), $2.2 million in connection with our Long-Term Incentive Bonus Plan or our incentive bonus (of which $1.7 million was a catch up adjustment due to management’s determination that we will meet the required earnings hurdle during the first and second measurement periods and all shares under the incentive bonus plan will likely be earned), and compensation expense of $0.3 million in connection with the grants to the members of our Board of Directors. These increases were offset by a reduction of $2.3 million of amortization in 2005 relating to buyouts of a profits interest in NS Advisors LLC from one of our employees and membership interests in Northstar Funding Managing Member, LLC from two former employees in the 2004 pro forma period in connection with our IPO.

Shared services – related party for the year ended December 31, 2005 totaled $1.1 million, representing an increase of approximately $0.9 million, compared to $0.2 million for the 2004 pro forma period. The increase was attributable to the shared facilities and services agreement we entered into with NorthStar Capital on October 29, 2004. On October 29, 2005, we terminated that agreement and entered into a more limited sublease agreement with NorthStar Capital. Under the new sublease effective November 1, 2005, we rent from NorthStar Capital office space currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement for each person utilizing NorthStar Capital facilities. These direct costs are reflected in other general and administrative expenses.

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

Other general and administrative expenses (direct and allocated) for the year ended December 31, 2005 compared to the 2004 pro forma period was stable year to year.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2005 totaled $4.4 million, representing an increase of $4.2 million, compared to $0.2 million for the 2004 pro forma period. This increase was primarily attributable to $3.1 million of depreciation and amortization expense and $0.3 million related to the amortization of the intangible assets under SFAS 141 for the Chatsworth Portfolio acquired on January 14, 2005, the Salt Lake City property acquired on August 2, 2005, the EDS Portfolio acquired on September 30, 2005 and, the Cincinnati properties acquired on December 8, 2005. In addition, $0.8 million of depreciation expense is attributable the New York property portfolio which was accounted for under the equity method of accounting for the period January 1, 2004 to October 28, 2004. We acquired the 2.5% managing interest in the New York property portfolio on October 29, 2004 and accordingly the operations of these properties have been consolidated into our consolidated financial statements in 2005.

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

Unrealized Gain on Investments and Other

Unrealized gain on investments and other increased by approximately $0.4 million for the year ended December 31, 2005 to $0.9 million from $0.5 million for the 2004 pro forma period. This increase is primarily related to unrealized gains on investments of $0.7 million on the CDO III warehouse agreement and approximately $0.7 million on the CDO V warehouse agreement, offset by $0.5 million of unrealized losses on the CDO VII warehouse. Unrealized gains on investments of $0.5 million for the 2004 pro forma period consisted of $0.5 million on the CDO II warehouse agreement and $0.5 million on the CDO III warehouse agreement, offset by $0.4 million of unrealized losses on short sales of securities and $0.1 million on our investments in AAA-rated, short term, floating rate securities.

Unrealized gains on investments relating to each of these CDO warehouse agreements represent the changes in fair value of each warehouse agreement during the portion of the warehouse term included in the financial reporting period.

Realized Gain on Investments and Other

Realized gain on investments and other for the year ended December 31, 2005 totaled $2.2 million, representing an increase of $1.3 million compared to $0.9 million in the 2004 pro forma period. The increase was attributable to 2005 realized gains of $0.7 million and $0.6 million, representing the increase in fair value related to the net interest income on the accumulated securities during the warehouse period of the CDO III warehouse and CDO V warehouse, respectively. We sold $10 million of our BB junior rated debt securities to the warehouse provider for CDO V, realizing a gain on sale of $0.8 million in the year ended December 31, 2005. In addition, we realized a $0.1 million gain in the year ended December 31, 2005 related to the sale of our investments in AAA-rated, short term, floating rate securities.

Realized gains on investments were $0.9 million for the 2004 pro forma period, of which $0.6 million was related to the CDO II warehouse agreement and $0.3 million related to sales of portions of our AAA-rated, short term, floating rate securities.

Income from Discontinued Operations, Net of Minority Interest

We sold our interests in 729 Seventh Avenue on June 30, 2005 and sold our fee interest in the property located at 1552 Broadway on November 30, 2005. On December 30, 2005, we entered into a contract to sell our leasehold interest in 27 West 34th Street and terminate the leasehold interest in 1372 Broadway. Accordingly, these properties’ and leasehold interests operations were reclassified to income from discontinued operations. The properties and leasehold interests were accounted for under the equity method of accounting as part of the New York property portfolio prior to our IPO.

Gain on Sale from Discontinued Operations, Net of Minority Interest

We sold our interests in 729 Seventh Avenue and 1552 Broadway for $29 million and $48 million, respectively, recognizing gains on sale, net of minority interest of $8.6 million and $20.2 million, respectively, for the year ended December 31, 2005. We had no such gain in 2004.

Liquidity and Capital Resources

As of December 31, 2006, we had unrestricted cash and cash equivalents balance of $44.8 million. The Company requires significant capital to fund its investment activities and operating expenses. Our capital sources include cash flow from operations, borrowings under revolving credit facilities, financings secured by the Company’s assets such as first mortgage and CDO financings, long-term subordinate capital such as trust preferred securities and the issuance of common and preferred stock.

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non deductible excise tax.

These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital committed to its operations; however, we believe that our access to capital resources and financing will enable us to meet current and anticipated capital requirements. We believe that our existing sources of funds will be adequate for purposes of meeting our short- and long-term liquidity needs. Our ability to meet a long-term (beyond one year) liquidity requirement is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide the Company with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. On March 31, 2006, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 which was amended on April 11, 2006 and declared effective by the Securities and Exchange Commission on April 26, 2006. We completed four offerings since the shelf registration statement was declared effective.

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

Cash Flows

Year Ended December 31, 2006 Compared to December 31, 2005

The net cash flow provided by operating activities of $53.9 million, increased by $30.7 million for the year ended December 31, 2006 from $23.2 million, excluding the effects of the short term security portfolio liquidation of $826.4 million for the year ended December 31, 2005. This was primarily due to the operating cash flows generated from a greater asset base resulting from net origination/acquisition volumes generated by our three business lines.

The net cash flow used in investing activities of $1.9 billion increased by $971.9 million for the year ended December 31, 2006 from $881 million for the year ended September 30, 2005. Net cash used in investing activities in 2006 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities and originate or acquire real estate debt investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow provided by financing activities of $1.8 billion increased by $1.0 billion for the year ended December 31, 2006 from $805.0 million, excluding the effects of the short term portfolio liquidation of $793.3 million for the year ended December 31, 2005. The primary source of cash flow provided by financing activities was the perpetual preferred and common equity offerings, the issuance of CDO bonds, borrowings under credit facilities and issuing trust preferred securities.

Year Ended December 31, 2005 Compared to 2004 Pro Forma Period

To facilitate a comparison of cash flows for the year ending December 31, 2005 to the prior year, we have combined our predecessor’s cash flows for the period from January 1, 2004 to October 28, 2004 with our cash flows for the period from October 29, 2004 to December 31, 2004.

The net cash flow provided by operating activities of $23.2 million excluding the effects of the short term portfolio liquidation increased $22.7 million for the year ended December 31, 2005 from $0.5 million, excluding the effects of the short term portfolio acquisition, for the 2004 pro forma period. This increase was primarily due to operating cash flows generated from a larger asset base due to increased investing activities.

The net cash flow used in investing activities of $881.0 million increased by $753.8 million for the year ended December 31, 2005 from $127.2 million for the 2004 pro forma period. Net cash used in investing activities in 2005 consisted primarily of the purchase of operating real estate, funds used to purchase debt securities available for sale, real estate debt investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow provided by financing activities of $805.0 million, excluding the effects of the short term portfolios increased by $605.1 million for the year ended December 31, 2005 from $199.9 million, excluding the effects of the short term portfolio of cash flow provided by financing activities for the pro forma period ended December 31, 2004. The primary cash flow provided by financing activities in 2005 was attributable to the proceeds from our secondary offering, the issuance of CDO IV bonds, issuance of trust preferred securities and our mortgage and credit facility borrowings. This was offset by the repayment of the DBAG facility in connection with the closing of CDO IV, the repayment of a portion of the existing mortgage on the ALGM portfolio in connection with the sales of 729 Seventh Avenue and 1552 Broadway and payments of dividends and distributions to our unit holders of $14.2 million.

Capital Expenditures

During 2007, we do not expect to incur any material capital expenditures with respect to our net lease portfolio, since most of these expenses are the obligations of our tenants.

Contractual Commitments

As of December 31, 2006, we had the following contractual commitments and commercial obligations (in thousands):

Contractual Obligations – Consolidated Basis	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Mortgage notes	$375,792	$1,983	$7,014	$62,368	$304,427
Mezzanine loans	14,872	2,782	3,169	4,000	4,921
Repurchase agreements	80,261	80,261	—	—	—
Credit facility	16,000	—	16,000	—	—
CDO bonds payable	1,682,229	—	—	—	1,682,229
Liability to subsidiary trusts issuing preferred securities	213,558	—	—	—	213,558
Capital leases(1)	17,425	360	934	974	15,157
Operating leases	87,565	5,617	11,142	11,211	59,595
Outstanding unfunded commitments(2)	290,794	—	114,434	175,527	833
Total contractual obligations	$2,778,496	$91,003	$152,693	$254,080	$2,280,720

——————

(1)

Includes interest on the capital leases.

(2)

Relates principally to future funding commitments relating to our loan portfolio and the funding obligation terminates at the earlier of the date specified in the respective loan agreement or loan maturity date.

At December 31, 2006, we were in compliance with all covenants under our borrowings.

Off Balance Sheet Arrangements

CDO Issuances

The terms of the portfolio of real estate securities held by the CDOs are structured to be matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDOs produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. The CDOs have not incurred any losses on any of their securities investments from the date of purchase through December 31, 2006. We receive quarterly cash distributions from CDO I and monthly cash distributions from CDO II, CDO III and CDO V each representing our proportionate share of the residual cash flow from the CDOs, as well as collateral advisory fees and interest income on the unrated income notes of the CDOs.

The following tables describe certain terms of the collateral for and the notes issued by CDOs as follows for the year ended December 31, 2006:

	CDO Collateral				CDO Notes
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate	Stated Maturity

CDO I(2)	8/21/03	$344,769	6.59%	5.40	$325,551	6.22%	8/1/2038
CDO II	7/1/04	377,911	6.30%	6.30	341,101	5.78%	6/1/2039
CDO III	3/10/05	400,963	6.38%	5.95	359,878	5.90%	6/1/2040
CDO V	9/22/05	501,021	5.92%	9.03	461,500	5.17%	9/5/2045
Total		$1,624,664	6.27%	6.86	$1,488,030	5.71%

——————

(1)

Includes only notes held by third parties.

Monroe CLO Equity Notes

In December 2006, the Company acquired 40% of the residual equity interests in a CLO originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. Based on the projected future cash flows the equity is yielding an internal rate of return of approximately 18%. The CLO was determined to be a variable interest entity under Fin46(R)-6 and the Company was determined not to be the primary beneficiary therefore the financial statements are not consolidated into the condensed financial statements of the Company. The Company’s residual equity interests are accounted for as debt securities available for sale.

Synthetic CMBS CDO

In August 2006, the Company acquired all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a for $27 million of which $12.0 million was acquired by the Company’s warehouse provider. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 4.41%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps. SEAWALL 2006-4a is determined to be a Qualified Special Purpose Entity (“QSPE”) and accordingly is not consolidated. The notes acquired are accounted for as debt securities available for sale and are carried at their fair value with net unrealized gains or loss reported as a component of other comprehensive income.

The Company’s potential loss in its off balance sheet investments, described above, is limited to its carrying value of those investments, which is $126.6 million at December 31, 2006.

Warehouse Agreements

In March 2006, we entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under our direction, with the expectation of selling such securities to our fifth investment grade CDO issuance, or CDO IX. In October 2006, the agreement was amended to allow us to borrow up to $750.0 million. As of December 31, 2006, we have deposited $29.2 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank had accumulated $567.5 million of real estate securities under the terms of the warehouse agreement as of December 31, 2006. The CDO IX warehouse agreement also provides for our notional participation in the income that the assets generate after deducting a notional debt cost. On February 28, 2007, we closed CDO IX and terminated the CDO IX warehouse agreement concurrent with the CDO closing.

Recent Developments

Real Estate Debt

Subsequent to December 31, 2006, the Company originated $203.6 million of new real estate debt commitments, consisting of eight floating rate loans and one fixed rate loan. The weighted average interest rate of the floating rate loans is LIBOR plus a spread of 3.52%. The interest rate on the fixed rate loan is 11.30%.

Warehouse Agreement

In February 2007, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $600.0 million of CMBS synthetic assets and other real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s next securities CDO. As of March 13, 2006, the Company has made $2.0 million of deposits and the bank has accumulated $17.8 million of securities.

CDO Closing

In February 2007, the Company completed an $800 million on-balance sheet CDO financing (“CDO IX”) backed primarily by the Company’s real estate securities investments. The Company sold investment grade notes having a face amount of approximately $759.0 million and retained approximately $41.0 million of the income notes and the below investment grade-rated notes. The weighted average interest rate on the investment grade notes, including fees and expenses, was LIBOR plus 0.46% and their weighted average life is approximately 12 years.

Net Lease Closings

In February 2007, the Company purchased a 178,213 square foot office property located in Milpitas, CA. The property is net leased for ten years to Credence Corp. The Company financed the acquisition with a $23.3 million non-recourse first mortgage, bearing a fixed interest rate of 5.95%, and the balance in cash.

Wakefield

In January 2007, the Wakefield joint venture closed on the following three acquisitions:

A $101.0 million acquisition of a portfolio of 19 assisted living facilities in Wisconsin, on 15 campuses throughout the state, consisting of 372,349 square feet. The properties are net leased to a single tenant under a lease that expires January 2017. The portfolio was financed with fifteen non-recourse first mortgages totaling $75 million bearing a fixed interest rate of 6.39%, maturing in February 2017, and the balance in cash.

A $214.9 million acquisition of a portfolio of 28 assisted living properties located in California, Georgia, Illinois, Nebraska, Ohio, Oklahoma, Tennessee and Texas, consisting of 1,063,387 square feet. The properties are net leased to a single tenant under a lease that expires in January 2017. The portfolio was financed with a non-recourse first mortgage totaling $160 million bearing a fixed interest rate of 6.49%, maturing in January 2017 and the balance in cash.

A $10.5 million acquisition of two assisted living properties in Illinois, consisting of 72,786 square feet. The properties are net leased to a single tenant under a lease that expires in January 2017. The acquisition was financed with a $7.65 million non-recourse first mortgage bearing a fixed interest rate of 6.589%, maturing in January 2017 and the balance in cash.

Additionally, in February 2007 the Wakefield joint venture closed on a $11.0 million acquisition of a skilled nursing facility in Kentucky, consisting of 67,706 square feet. The property is net leased to a single tenant under a fifteen year lease with three five year extension options. The property was financed with a $7.65 million non-recourse first mortgage, bearing a fixed interest rate of 7.12% maturing in August 2010 and the balance in cash.

Joint Venture Interests

On March 13, 2007, NorthStar entered into a joint venture with Monroe Capital LLC, a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. Under the terms of the venture, the Company will provide equity required to fund Monroe’s lending business, and from time to time acquire a portion of the equity issued in securitizations sponsored by Monroe. As part of the new venture, the Company will also own a minority interest in the existing management company that originates, structures and syndicates middle-market corporate loans and provides asset management services for the warehouse assets and the current and future CLOs sponsored by Monroe.

Dividends

On January 23, 2007, the Company declared a dividend of $0.35 per share of common stock and $0.54688 per share of Series A preferred stock to stockholders of record as of February 5, 2007. The dividends were paid on February 15, 2007.

Preferred Stock Offering

On February 7, 2007, the Company issued and sold 6,200,000 of its 8.25% Series B Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share, par value $0.01 per share) at $25.00 per share (which included 800,000 shares pursuant to an over-allotment option granted to the underwriters), in an underwritten public offering pursuant to an effective registration statement. Net proceeds from the offering were approximately

$150.0 million. The proceeds from the offering were used to repay borrowings under the Company’s credit facilities and to fund new investments.

Inflation

Our leases for tenants of operating real estate are either:

•

net leases where the tenants are responsible for all or a significant portion of the real estate taxes, insurance and operating expenses and the leases provide for increases in rent either based on changes in the Consumer Price Index, or CPI, or pre-negotiated increases; or

•

operating leases which provide for separate escalations of real estate taxes and operating expenses over a base amount, and/or increases in the base rent based on changes in the CPI.

We believe that most inflationary increases in expenses will be offset by the expense reimbursements and contractual rent increases described above to the extent of occupancy.

We believe that the risk associated with an increase in market interest rates on the floating rate debt used to finance our investments in our CDOs and our direct investments in real estate debt, is largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of the Annual Report on Form 10-K for additional information on our exposure to market risk.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

Management believes that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. AFFO is a computation often made by REIT industry analysts and investors to measure a real estate company’s cash flow generated from operations. We believe that AFFO is helpful to investors as a measure of our liquidity position because, along with cash generated from operating activities, this measure provides investors with an understanding or our ability to pay dividends. In addition, because this measure is commonly used in the REIT industry, our use of AFFO may assist investors in comparing our liquidity position with that of other REITs. We calculate AFFO by subtracting from (or adding) to FFO:

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

	The Company			The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	October 29, 2004 to December 31, 2004	January 1, 2004 to October 28, 2004
	(In Thousands)
Funds from operations:
Income (loss) before minority interests	$41,042	$10,389	$(3,073)	$1,194
Adjustments:
Preferred stock dividends	(860)
Minority interest in joint ventures	(68)
Depreciation and amortization	13,646	4,352	190	—
Funds from discontinued operations	482	1,458	145	—
Real estate depreciation and amortization – unconsolidated ventures	905	—	—	1,608
Funds from operations	$55,147	$16,199	$(2,738)	$2,802
Adjusted funds from operations:
Funds from Operations	$55,147	$16,199	$(2,738)	$2,802
Straightline rental income, net	(978)	(252)	(18)	—
Straightline rental income – unconsolidated ventures	(229)	—	—	(456)
Straightline rental income, discontinued operations	43	(281)	(133)	—
Fair value lease revenue (SFAS 141 adjustment)	(479)	18	—	—
Amortization of equity based compensation	9,080	5,847	2,991	—
Adjusted funds from operations(1)	$62,584	$21,531	$102	$2,346

——————

(1)

FFO and AFFO for the period from October 29, 2004 through December 31, 2004 have been reduced by one-time formation and organization costs of $517.

Return on Average Common Book Equity

We calculate return on average common book equity (“ROE”) on a consolidated basis and for each of our major business lines. We believe that ROE provides a good indication of the performance of the Company and our business lines because it provides the best approximation of cash returns on common equity invested. Management uses ROE, among other factors, to evaluate profitability and efficiency of equity capital employed, and as a guide in determining where to allocate capital within its business. ROEs may fluctuate from quarter to quarter based upon a variety of factors, including the timing and amount of investment fundings, repayments and asset sales, capital raised and leverage used, and the yield on investments funded.

Return on Average Common Book Equity (Pre-G&A and Unrealized Mark-to-Market Gain)
($ in thousands)

	The Company			The Predecessor
	Year Ended December 31, 2006	Year Ended December 31, 2005	October 29, 2004 to December 31, 2004	January 1, 2004 to October 28, 2004

Adjusted funds from operations (AFFO)	62,584	21,531	102	2,346
Less: Unrealized Mark-to-Market Gain(1)	3,175	821	—	454
AFFO, Pre-Unrealized Mark-to-Market Gain	59,409	20,710	102	1,892

Plus: General & Administrative Expenses	36,143	19,068	5,852	5,437
Less: Equity-Based Compensation and Straight-Line Rent included in G&A	9,813	5,847	2,991	—
AFFO, Pre-Unrealized Mark-to-Market Gain and G&A	85,739	33,931	2,963	7,329

Average Common Book Equity & Operating Partnership Minority Interest(2)	378,628	198,651	29,293	30,990
Return on Average Common Book Equity
Pre-Unrealized Mark-to-Market Gain	15.69%	10.43%	0.35%	6.11%
Pre-Unrealized Mark-to-Market Gain and G&A	22.64%	17.08%	10.12%	23.65%

——————

(1)

Represents the change in value of off-balance sheet warehouse facilities caused by changes in interest rates.

(2)

Average Common Book Equity & Operating Partnership Minority Interest is weighted for additional equity raised during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk prior to match-funding our investments in the CDO markets and because we do not hedge our retained equity interest in our floating rate CDO financings. To the extent a CDO financing has floating rate assets, our earnings will generally increase with increases in floating interest rates, and decrease with declines in floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2006, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $14.5 million offset by an increase in our interest expense of approximately $10.7 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

Real Estate Debt

We invest in real estate debt which are generally instruments secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, which we also refer to as senior mortgage loans, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment rather than trading purposes. These investments are either floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in interest rates are unlikely to materially affect the value of our floating rate portfolio. Changes in short-term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore increase our earnings. Decreases in LIBOR have the opposite effect.

We also invest in fixed rate investments. The value of these investments may be affected by changes in long-term interest rates. To the extent that long-term interest rates increase, the value of long-term fixed rate assets is diminished. Any fixed rate real estate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits. If fixed rate real estate debt is funded with floating rate liabilities, we typically convert the floating rate to fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

In our real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan agreements cannot repay its obligations to us in a timely manner. While we have not experienced a payment default as of the date of this Annual Report on Form 10-K, our position in the capital structure may expose us to losses as a result of such default in the future. In the event that the borrower cannot repay our loan, we may exercise our remedies under the loan documents, which may include a foreclosure against the collateral if we have a foreclosure right as a real estate debtholder under the loan agreement. The real estate debt that we intend to invest in will often allow us to demand foreclosure as a real estate debtholder if our loan is in default. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

In order to ensure that we have as complete an understanding as possible of a tenant’s ability to satisfy its obligations under its lease, we undertake a rigorous credit evaluation of each tenant prior to executing sale/leaseback or net lease asset acquisitions. This analysis includes an extensive due diligence investigation of the tenant’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant’s core business operations. Where appropriate, we may seek to augment the tenant’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or affiliate guarantees from entities we deem to be creditworthy.

Derivatives and Hedging Activities

To limit the exposure to the variable LIBOR rate on our corporate debt, we entered into various swap agreements to fix the LIBOR rate on a portion of our variable rate debt. The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of December 31, 2006 (in thousands):

	Notional Value	Strike Rate	Expiration Date	Fair Value

Interest rate swap	$5,100	4.18%	12/2010	$151
Interest rate swap	6,160	4.29	8/2012	224
Interest rate swap	3,290	4.80	12/2013	49
Interest rate swap	2,842	5.04	8/2018	26
Interest rate swap	5,492	4.76	3/2013	81
Interest rate swap	3,465	4.41	3/2010	61
Interest rate swap	4,000	4.66	11/2015	104
Interest rate swap	15,000	5.08	5/2016	(61)
Interest rate swap	3,765	4.98	7/2015	7
Interest rate swap	3,567	4.98	6/2015	6
Interest rate swap	5,957	5.06	8/2015	10
Interest rate swap	23,300	4.99	12/2012	(22)
Interest rate swap	2,686	5.02	2/2016	(2)
Interest rate swap	20,000	5.05	6/2013	(2)
Interest rate swap	12,750	5.06	8/2017	61
Interest rate swap	7,700	5.30	5/2010	(82)
Interest rate swap	14,000	5.03	10/2015	(22)
Interest rate swap	323,505	5.53	6/2018	(9,808)
Basis swap	5,000	7.07	12/2015	(6)
Basis swap	15,000	7.31	6/2018	(11)
Interest rate swap	60,000	5.52	6/2016	(2,251)
Interest rate swap	16,200	5.52	6/2018	(645)
Interest rate swap	49,404	5.63	7/2016	(2,021)
Interest rate swap	13,200	5.06	2/2008	13
Interest rate swap	49,150	4.88	3/2008	163
Interest rate swap	30,000	5.46	9/2016	(943)
Interest rate swap	25,000	5.12	9/2016	(135)
Total	$725,533			$(15,055)

Item 8. Financial Statements and Supplementary Data

The consolidated and combined financial statements of NorthStar Realty Finance Corp. and NorthStar Finance Corp. Predecessor, respectively, and the notes related to the foregoing financial statements, each together with the independent registered public accounting firm’s reports thereon.

INDEX TO FINANCIAL STATEMENTS

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
AND NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

We have audited the accompanying consolidated balance sheet of NorthStar Realty Finance Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and for the period from October 29, 2004 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and for the period from October 29, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules, (schedule III and IV) included in the Index at Item 15 of the financial statements, are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting as of December 31, 2006, that NorthStar Realty Finance Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and 2005 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
March 13, 2007

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except per Share Data)

	December 31, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$44,753	$27,898
Restricted cash	134,237	27,501
Operating real estate – net	468,608	198,708
Available for sale securities, at fair value	788,467	149,872
CDO deposit and warehouse agreements	32,649	9,458
Real estate debt investments	1,571,510	681,106
Investments in and advances to unconsolidated ventures	11,845	5,458
Receivables, net of allowance of $9 and $4 in 2006 and 2005	17,477	5,218
Unbilled rents receivable	2,828	1,117
Derivative instruments, at fair value	958	726
Receivables – related parties	378	528
Deferred costs and intangible assets, net	90,200	38,745
Assets of properties held for sale	—	2,918
Other assets	21,710	7,312
Total assets	$3,185,620	$1,156,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes and loans payable	$390,665	$174,296
Liability to subsidiary trusts issuing preferred securities	213,558	108,258
CDO bonds payable	1,682,229	300,000
Credit facilities	16,000	243,002
Repurchase obligations	80,261	7,054
Obligations under capital leases	3,454	3,375
Accounts payable and accrued expenses	20,025	9,091
Payables – related parties	108	26
Escrow deposits payable	58,478	11,571
Derivative liability, at fair value	16,012	32
Other liabilities	22,200	7,157
Total liabilities	2,502,990	863,862
Minority interest in operating partnership	7,655	44,278
Minority interest in joint ventures	15,204	—
Commitments and contingencies	—	—
Stockholders’ Equity:
8.75% series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 and 0 shares issued and outstanding at December 31, 2006 and 2005, respectively	57,867	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,237,781 and 30,464,930 shares issued and outstanding at December 31, 2006 and 2005, respectively	612	305
Additional paid-in capital	590,035	224,893
Retained earnings	16,570	23,965
Accumulated other comprehensive loss	(5,313)	(738)
Total stockholders’ equity	659,771	248,425
Total liabilities and stockholders’ equity	$3,185,620	$1,156,565

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amount in Thousands, Except per Share Data)

	The Company (Consolidated)			The Predecessor (Combined)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004
Revenues and other income:
Interest income	$134,847	$40,043	$3,990	$31
Interest income-related parties	11,671	8,374	727	1,828
Rental and escalation income	37,641	11,403	510	—
Advisory and management fee income – related parties	5,906	4,813	665	2,437
Other revenue	5,874	464	38	185
Total revenues	195,939	65,097	5,930	4,481
Expenses:
Interest expense	104,265	32,568	3,352	285
Real estate properties – operating expenses	8,054	1,973	185	—
General and administrative:
Direct:
Salaries and equity based compensation(1)	22,547	11,337	3,788	953
Shared services – related party	—	1,145	231	—
Insurance	1,309	916	148	—
Auditing and professional fees	4,765	3,634	790	—
Other general and administrative	7,522	2,036	895	181
Allocated:
Salaries and other compensation	—	—	—	3,060
Insurance	—	—	—	318
Other general and administrative	—	—	—	925
Total general and administrative	36,143	19,068	5,852	5,437
Depreciation and amortization	13,646	4,352	190	—
Total expenses	162,108	57,961	9,579	5,722
Income (loss) from operations	33,831	7,136	(3,649)	(1,241)
Equity in earnings of unconsolidated/uncombined ventures	432	226	83	1,520
Unrealized gain on investments and other	4,934	867	200	279
Realized gain on investments and other	1,845	2,160	293	636
Income (loss) from continuing operations before minority interest	41,042	10,389	(3,073)	1,194
Minority interest in operating partnership	(3,951)	(2,116)	632	—
Minority interest in joint venture	(68)	—	—	—
Income (loss) from continuing operations	37,023	8,273	(2,441)	1,194
Income from discontinued operations, net of minority interest	318	547	2	—
Gain on sale of discontinued operations, net of minority interest	445	28,852	—	—
Gain on sale of joint venture interest, net of minority interest	279	—	—	—
Net income (loss)	38,065	37,672	(2,439)	1,194
Preferred stock dividends	(860)	—	—	—
Net income (loss) available to common shareholders	$37,205	$37,672	$(2,439)	$1,194
Net income (loss) per share from continuing operations
Basic/Diluted	$0.91	$0.38	$(0.12)	—
Income per share from discontinued operations
Basic/Diluted	$0.01	$0.03	—	—
Gain on sale of discontinued operations and joint venture interest
Basic/Diluted	$0.02	$1.33	—	—
Net income (loss) available to common shareholders
Basic/Diluted	$0.94	$1.74	$(0.12)	$—
Weighted average number of shares of common stock:
Basic	39,635,919	21,660,993	20,868,865
Diluted	44,964,455	27,185,013	25,651,027

——————

(1)

For the year ended December 31, 2006, 2005 and the period from October 29, 2004 to December 31, 2004, includes $9,080, $5,847 and $2,991 equity based compensation.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except per Share Data)

	Series A Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance at October 29, 2004	—	—	—	—	—	—	—
Net proceeds from IPO of common stock	—	20,050,100	$200	$159,904	$—	$—	$160,104
Issuance of shares of common stock, net of expense (underwriter’s over-allotment)	—	1,160,750	12	9,703	—	—	9,715
Adjustment to rebalance minority interests in operating partnership	—	—	—	(23,930)	—	—	(23,930)
Comprehensive loss – unrealized loss on debt securities available for sale	—	—	—	—	(161)	—	(161)
Issuance of restricted shares of common stock	—	38,886	—	—	—	—	—
Amortization of equity based compensation	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	(2,439)	(2,439)
Balance at December 31, 2004	—	21,249,736	212	145,697	(161)	(2,439)	143,309
Issuance of shares of common stock	—	15,194	1	—	—	—	1
Net proceeds from secondary offering of common stock	—	9,200,000	92	78,920	—	—	79,012
Comprehensive loss – unrealized loss on debt securities available for sale	—	—	—	—	(577)	—	(577)
Amortization of equity based compensation	—	—	—	276	—	—	276
Cash dividends on common stock	—	—	—	—	—	(11,268)	(11,268)
Net income	—	—	—	—	—	37,672	37,672
Balance at December 31, 2005	—	30,464,930	305	224,893	(738)	23,965	248,425
Issuance of restricted shares of common stock		4,808	—	—			—
Issuance of common stock		44,441	—	525	—	—	525
Net proceeds from secondary offering of common stock	—	26,320,001	263	323,294	—	—	323,557
Issuance of shares of preferred stock, net of expenses	24	—	—	57,843	—	—	57,867
Comprehensive loss – unrealized loss on debt securities available for sale	—	—	—	—	(4,575)	—	(4,575)
Amortization of equity based compensation	—	—	—	132			132
Conversion of OP/LTIP units	—	4,403,601	44	41,191	—	—	41,235
Cash dividends on common stock	—	—	—	—	—	(44,600)	(44,600)
Cash dividends on preferred stock	—	—	—	—	—	(860)	(860)
Net income						38,065	38,065
Balance at December 31, 2006	$24	61,237,781	$612	$647,878	$(5,313)	$16,570	$659,771

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

COMBINED STATEMENTS OF OWNERS’ EQUITY
(Amounts in Thousands, Except per Share Data)

Balance at December 31, 2003	32,493
Contributions	9,392
Distributions	(6,853)
Other comprehensive income – unrealized gain on debt securities available for sale	2,004
Allocated general and administrative expenses, net of fee income	3,651
Net income	1,194
Balance at October 28, 2004 (contribution to Operating Partnership)	$41,881

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands, Except per Share Data)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period of 10/29/04 to 12/31/04

Net income	$38,065	$37,672	$(2,439)
Unrealized gain (loss) on available for sale securities	10,553	343	(161)
Change in fair value of derivatives	(15,159)	(933)	—
Reclassification adjustment for gains/(losses) included in net income	31	13	—
Comprehensive Income	$33,490	$37,095	$(2,600)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in Thousands, Except per Share Data)

	The Company (Consolidated)			The Predecessor (Combined)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004
Cash flows from operating activities:
Net income (loss)	$38,065	$37,672	$(2,439)	$1,194
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on sale of operating real estate and interest in unconsolidated ventures	(846)	(35,930)	—	—
Equity in (earnings) of unconsolidated ventures	(152)	(199)	(83)	(1,520)
Depreciation and amortization	13,646	5,038	411	—
Amortization of acquisition fees/costs and deferred financing costs	2,136	2,009	147	—
Minority interest	4,186	9,328	(632)	—
Equity based compensation	9,080	5,846	3,011	—
Unrealized gain on investments and other	(4,934)	(867)	(200)	(279)
Realized gain on sale of investments and other	(1,845)	(2,160)	(293)	(636)
Amortization of bond discount/premiums on securities	(2,215)	(1,715)	405	(55)
Allocated general and administrative expenses	—	—	—	4,302
Distributions from equity investments	152	199	—	—
Capital lease	79	72	11	—
Amortization – above/below market leases	(1,711)	28	—	—
Allocated advisory fee	—	—	—	(651)
Unbilled rents receivable	(1,711)	(406)	(91)	—
Interest accretion	(3,284)	—	(49)	—
Changes in assets and liabilities:
Restricted cash	(142)		234	—
Receivables	(12,259)	(3,908)	(1,575)	(187)
Debt securities held for trading	—	826,382	(826,814)	—
Deferred costs and intangible assets	(640)	—	(864)	—
Other assets	(11,020)	958	(3,753)	—
Receivables – related parties	126	(224)	141	—
Accounts payable and accrued expenses	10,312	3,432	3,994	92
Payables – related parties	82	(175)	—	—
Restricted cash – escrows	(43,439)	(11,429)	—	—
Escrow deposit payable	46,907	11,571	—	—
Fees from origination of real estate debt investment	11,147	892	272
Other liabilities	2,268	3,211	(616)	180
Net cash provided by (used in) operating activities	53,988	849,625	(828,783)	2,440

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS – (Continued)
(Amounts in Thousands, Except per Share Data)

	The Company (Consolidated)			The Predecessor (Combined)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004
Cash flows from investing activities:
Acquisition of operating real estate	(260,653)	(219,664)	(1,507)	—
Net proceeds from disposition of operating real estate	10,751	74,141	—	—
Real estate debt investment acquisition costs	(1,095)	(815)	—	—
Real estate debt investments repayments	435,207	84,915	—	—
Intangible asset related to acquisition	(2,833)	—	—	—
Purchase of initial investments	—	—	(37,078)	—
Acquisition of debt securities available for sale	(681,487)	(137,309)	—	(26,863)
Proceeds from disposition of securities available for sale	29,434	30,463	—	—
Debt security available for sale repayments	37,789	1	—	—
Increase in CDO warehouse deposits	(29,191)	(10,000)	(2,500)	(3,034)
Acquisitions/originations of real estate debt investments	(1,322,936)	(694,297)	(70,841)	—
Net proceeds from CDO warehouse	—	—	—	9,500
Cash receipts from CDO issuer	1,048	879	—	884
Restricted cash	(63,530)	(12,538)	—	—
Cash recorded on initial consolidation of ALGM	—	—	3,012	—
Deferred lease costs	(42)	(29)	—	—
Investment in and advance to unconsolidated ventures	(8,650)	(6)	—	(1,048)
Distributions from unconsolidated ventures	322	3,169	882	1,364
Sale of investment in unconsolidated ventures	2,905	—	—	—
Net cash (used in) investing activities	(1,852,961)	(881,090)	(108,032)	(19,197)
Cash flows from financing activities:
Proceeds from securities sold, not yet purchased	$—	$24,131	$11,377	$12,336
Proceeds from Collateral held by broker	—	24,831	(11,725)	(13,106)
Due from affiliates	—	—	2,134	(1,094)
Capital contributions by owners of the Predecessor	—	—	—	9,392
Settlement of short sales	—	(48,306)	—	—
Mortgage notes and loan borrowings	189,919	174,600	—	—
Proceeds from issuance of CDO bonds	1,416,129	300,000	—	—
Settlement of derivative	632	(301)	—	—
Collateral held by swap counter-party	375	(1,017)	—	—
Mortgage principal repayments	(5,913)	(40,861)	(228)	—
Borrowing under credit facilities	1,018,616	529,893	27,821	—
Repayments credit facilities	(1,245,618)	(314,712)	—	—
Repurchase obligation borrowings	104,334	7,054	1,253,557	17,694
Repurchase obligation repayments	(31,127)	(800,418)	(470,833)	—
CDO bonds repayment	(33,900)	—	—	—
Proceeds from preferred stock offering	60,000	—	—	—
Proceeds from offerings	343,334	85,100	190,447	—
Borrowings from subsidiary trusts issuing preferred securities	105,000	105,000	—	—
Payment of deferred financing costs	(31,496)	(13,079)	—	—
Dividends (common and preferred) and distributions	(52,547)	(14,197)	—	—
Offering costs	(21,910)	(6,088)	(20,627)	—
Distributions to owners of the Predecessor	—	—	—	(6,853)
Net cash provided by financing activities	1,815,828	11,630	981,923	18,369
Net (decrease) increase in cash & cash equivalents	16,855	(19,835)	45,108	1,612
Cash and cash equivalents – beginning of period	27,898	47,733	2,625	1,013
Cash and cash equivalents – end of period	$44,753	$27,898	$47,733	$2,625

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS – (Continued)
(Amounts in Thousands, Except per Share Data)

	The Company (Consolidated)			The Predecessor (Combined)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004
Supplemental disclosure of cash flow information:
Cash paid for interest	$96,058	$31,180	$2,913	$130
Supplementary disclosure of non-cash investing and financing activities:
Consolidation of the accounts of ALGM I Owners LLC (“ALGM”) as a result of purchasing controlling interest:
Investment in uncombined entities prior to consolidation:	$—	$—	$(10,578)	$—
Operating real estate, net	—	—	43,855	—
Restricted cash	—	—	2,947	—
Receivables	—	—	217	—
Unbilled rents receivable	—	—	5,476	—
Deferred costs, net	—	—	2,195	—
Other assets	—	—	326	—
Mortgage loan	—	—	(40,785)	—
Obligations under capital leases	—	—	(3,292)	—
Accounts payable and accrued expenses	—	—	(1,081)	—
Other liabilities	—	—	(692)	—
Net cash received in purchase transaction(1)	—	—	(1,412)	—
Non-cash contribution of operating real estate assets in Wakefield joint venture
Operating real estate assets, net	$43,150
Real estate debt investments acquisitions	4,294
Mortgage borrowings	(32,363)
Minority interest	(15,081)
Reclassification of Predecessor’s equity to minority interest in connection with contribution of Initial Investments	—	—	$41,881	—
Reclassification of CDO deposits to debt securities available for sale	$—	$2,988	—	—
Write off of deferred costs and unbilled rents receivable in connection with the disposition of operating real estate	$609	$4,955	—	—
Write off of intangible assets related to the sale of joint venture interest	$339	—	—	—
Reclassifications to assets held for sale:
Operating real estate	$—	$1,493	$—	$—
Restricted cash	—	196	—	—
Receivables	—	439	—	—
Unbilled rents receivable	—	356	—	—
Deferred cost and intangibles, net	—	190	—	—
Other assets	—	244	—	—
Accounts payable and accrued expenses	—	(79)	—	—
Other liabilities	—	(281)	—	—
Purchase price allocation from operating real estate:
Deferred cost and intangibles, net	$26,038	$25,187	—	—
Other assets	$1,632	$1,288	—	—
Other liabilities	$(11,197)	$(509)	—	—

——————

(1)

Represents ALGM cash of $3,012 less the purchase price of remaining equity in ALGM of $1,600.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

1. Formation and Organization

NorthStar Realty Finance Corp., a Maryland corporation (the “Company”), is a self-administered and self-managed real estate investment trust (“REIT”), which was formed in October 2003 in order to continue and expand the subordinate real estate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp. (“NCIC”). Substantially all of the Company’s assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). On October 29, 2004, the Company closed its initial public offering (the “IPO”) pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.1 million, net of issuance costs of $19.9 million. On November 19, 2004, the Company issued an additional 1,160,750 shares of common stock pursuant to the exercise of the overallotment option by the underwriters of the IPO, with proceeds to the Company of $9.7 million, net of issuance costs of $0.7 million. In connection with the IPO, the Company also issued 50,000 shares of common stock, as partial compensation for underwriting services, to the lead underwriter of the IPO. In addition, 38,886 shares of restricted common stock were granted to the Company’s non-employee directors. Simultaneously with the closing of the IPO on October 29, 2004, three majority-owned subsidiaries of NCIC (the “NCIC Contributing Subsidiaries”) contributed certain controlling and non-controlling interests in entities through which NCIC conducted its subordinate real estate debt, real estate securities and net lease businesses (collectively the “Initial Investments”) to the Operating Partnership in exchange for an aggregate of 4,705,915 units of limited partnership interest in the Operating Partnership (the “OP Units”) and approximately $36.1 million in cash (the “Contribution Transactions”) and an agreement to pay certain related transfer taxes on behalf of NCIC in the amount of approximately $1.0 million. From their inception through October 29, 2004, neither the Company nor the Operating Partnership had any operations.

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

In connection with the acquisition, the Company entered into a management incentive bonus plan with the senior management of NRF Capital. The bonus plan, as defined in the agreement, is based upon the performance of loans originated by NRF Capital and is payable quarterly in cash over the term of the originated loans. As of December 31, 2006, the Company has accrued $3.0 million related to the bonus plan. These costs are considered a direct cost of originating the loans and, accordingly, are deferred and recognized as a reduction of the related loan’s yield.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated and combined financial statements of the Company and the Predecessor, respectively, are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation and Combination

The Company

The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are either majority owned or controlled by the Company or a variable interest entity (“VIE”) where the Company is the primary beneficiary in accordance with the provision of Fin 46(R)-6.

The Predecessor

The combined and uncombined interests in entities contributed to the Operating Partnership have been aggregated to form the Predecessor. The interests in entities contributed to the Operating Partnership, which were controlled by NCIC, and variable interest entities where the Predecessor is deemed the primary beneficiary accordance with the provisions of Fin 46(R)-6 are reflected in the Predecessor on a combined basis. All intercompany accounts have been eliminated in combination.

Variable Interest Entities

In accordance with Fin 46(R)-6, the Company identifies entities for which control is achieved through means other than through voting rights (a “variable interest entity” or “VIE”), and determines when and which business enterprise, if any, should consolidate the VIE. In addition, the Company discloses information pertaining to such entities wherein the Company is the primary beneficiary or other entities wherein the Company has a significant variable interest.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

Operating Real Estate

Operating real estate properties are carried at historical cost less accumulated depreciation. Costs directly related to the acquisition are capitalized. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies – (continued)

The estimated useful lives are as follows:

Category	Term

Building (fee interest)	39 – 40 years
Building Improvements	Lesser of the remaining life of building or useful life
Building (leasehold interest)	Lesser of 39 years or the remaining term of the lease
Property under capital lease	Lesser of 40 years or the remaining term of the lease
Tenant Improvements	Lesser of the useful life or the remaining term of the lease
Furniture and fixtures	Four to seven years

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

In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”) the Company allocates the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases. The Company amortizes the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

Investments in and Advances to Unconsolidated/Uncombined Ventures

The Company and the Predecessor have various investments in unconsolidated/uncombined ventures. In circumstances where the Company and the Predecessor have a non-controlling interest but are deemed to be able to exert influence over the affairs of the enterprise the Company and the Predecessor utilize the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity’s earnings and decreased for cash distributions and a proportionate share of the entity’s losses.

Management periodically reviews its investments for impairment based on projected cash flows from the venture over the holding period. When any impairment is identified, the investments are written down to recoverable amounts.

Available for Sale Securities

The Company determines the appropriate classification of its investment in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale securities. The Company and the Predecessor have designated their investments in the equity notes of unconsolidated securitizations (“equity notes”) as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions in accordance with the provisions of EITF 99-20. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity. The Company’s investments in the equity notes are relatively illiquid, and their value must be estimated by management. Fair value is based primarily upon broker quotes or management’s estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and current spreads. Changes in the valuations do not affect the Company’s reported income or cash flows, but impact stockholders’ equity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies – (continued)

Real Estate Debt Investments

Investments in loans, either direct or participating interests, are recorded at their cost net of unamortized loan origination costs and fees, discounts and premiums. Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method. The origination cost and fees are deferred and amortized using the effective interest method over the life of the related loan investment. The amortization is reflected as an adjustment to interest income.

Cash and Cash Equivalents

The Company and the Predecessor consider all highly liquid investments that have remaining maturity dates of three months or less when purchased to be cash equivalents. Cash, including amounts restricted, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $100,000 per institution at December 31, 2006 and 2005. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

Restricted Cash

Restricted cash consists of escrows for taxes, insurance, leasing costs, capital expenditures, tenant security deposits, payments required under certain lease agreements, escrow deposits collected in connection with whole loan originations and deposits with the trustee related to the consolidating CDOs which is primarily proceeds of loan repayments which will be used to reinvest in collateral for the CDO. The Company mitigates its risk by placing restricted cash with major financial institutions.

Deferred Costs and Intangible Assets, Net

Deferred lease costs consist of fees incurred to initiate and renew operating leases and the FAS 141 purchase price-allocation to in-place lease and lease cost. Lease costs are being amortized using the straight-line method over the terms of the respective leases.

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

The Company has recorded purchased intangible assets related to the acquisition of minority interests in NSA, which are being amortized over the life of the revenue stream giving rise to the valuation of these interests.

Identified Intangible Assets and Goodwill

Upon the acquisition of a business, the Company records intangible assets acquired at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets that are determined to have finite lives based on the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the business acquired. Intangible assets not subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable or its carrying amount exceeds its estimated fair value.

Comprehensive Income

Comprehensive income or (loss) is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive income” (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies – (continued)

its components in the financial statements. Comprehensive income (loss), is comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on debt securities available for sale and changes in the fair value of derivative financial instruments accounted for as cash flow hedges.

Underwriting Commissions and Costs

Underwriting commissions and direct costs incurred in connection with the Company’s public offering are reflected as a reduction of additional paid-in-capital.

Revenue Recognition

Rental income from leases is recognized on a straight-line basis over the noncancelable term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable in the accompanying consolidated balance sheets.

Tenant reimbursement income is recognized in the period in which the related expense is incurred. Rental revenue, which is based upon a percentage of the sales recorded by the Company’s tenants is recognized in the period such sales were earned by the respective tenants.

Interest income from the Company’s loan investments is recognized on an accrual basis over the life of the investment using the effective interest method. Additional interest to be collected at payoff is recognized over the term of the loan as an adjustment to yield.

Interest income from debt securities available for sale and held for trading is recognized on the accrual basis of accounting over the life of the investment on a yield-to-maturity basis.

In connection with its investment in the Equity Notes, the Company recognizes interest income on these investments pursuant to Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Interest income is recognized on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, the Company calculates a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

Advisory fee income from both third parties and affiliates are recognized on the accrual basis as services are rendered and the fee income is contractually earned in accordance with the respective agreements. Fees from affiliated ventures accounted for under the equity method, are eliminated against the related equity in earnings in such affiliated ventures to the extent of the Company’s ownership.

Incentive income related to performance where the Company is entitled to a promoted interest (i.e., the distribution of a disproportionate allocation of cash flow) after other members have obtained a specified return threshold and return of capital. The Company follows Method 1 of EITF Topic D-96 for recording such incentive income. Under Method 1 of EITF Topic D-96, no incentive income is recorded until all contingencies have been eliminated.

Credit Losses, Impairment and Allowance for Doubtful Accounts

The Company assesses whether unrealized losses on the change in fair value on their debt securities reflect a decline in value which is other than temporary in accordance with EITF 03-1. If it is determined the decline in value is other than temporary the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectibility of the principal and interest, net of related expenses, on the underlying loans.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies – (continued)

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

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Upon determination that impairment exists, the related asset is written down through earnings to its estimated fair value.

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

Rent Expense

Rent expense is recorded on a straight-line basis over the term of the respective leases. The excess of rent expense incurred on a straight-line basis over rent expense, as it becomes payable according to the terms of the lease, is recorded as rent payable and is included in other liabilities in the consolidated balance sheets at December 31, 2006 and 2005, respectively.

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

Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is generally subject to regular corporate income tax. The Company has established several TRSs in jurisdiction for which no taxes are assessed on corporate earnings. However, the Company must include earnings from these TRSs currently.

The Predecessor’s combined entities were limited liability companies and as such, the income of such entities was reportable in the income tax returns of the members. Accordingly, no income tax provision is recorded in the accompanying combined financial statements of the Predecessor.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies – (continued)

Derivatives and Hedging Activities

In the normal course of business, we use a variety of derivative instruments to manage, or hedge interest rate risk. The Company recognizes derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The fair value adjustments of each period will affect the consolidated financial statements of the Company differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company minimizes such risk by limiting its counterparties to major financial institutions with good credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

Stock Based Compensation

The Company has adopted the fair value method of accounting prescribed in SFAS No. 123R “Accounting for Stock Based Compensation” (“SFAS 123R”) (as amended by SFAS No. 148) for its equity based compensation awards. SFAS 123R requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. All fixed equity based awards to employees and directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award’s vesting period based on the fair value of the award at the date of grant.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies – (continued)

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS 155 will have a material impact on the consolidated financial statements as of January 1, 2007.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company does not believe the adoption of Fin 48 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed, provided that the reporting entity has not yet issued financial statements, including interim financial statements for the fiscal year in which the statement is adopted. The provision of this statement is to be applied prospectively as of the fiscal year of adoption. The Company intends to adopt the provisions of SFAS 157 for its fiscal year commencing January 1, 2007. The Company does not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements. The staff believes registrants must consider the impact of correcting all misstatements, including the effect of misstatements that were not corrected at the end of the prior year. These prior year misstatements should be considered in quantifying misstatements in current year financial statements. Thus, a registrant’s financial statements would require adjustment when the assessment in the current year or in prior years results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate

Earnings Per Share

The Company’s basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. For purposes of calculating earnings per share, the Company considered all unvested restricted stock which participates in the dividends of the Company to be outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest in the Operating Partnership. The dilutive effects of units of limited partnership interest and their equivalents are computed using the “treasury stock” method.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

At December 31, 2006 and 2005, the Operating real estate, net consists of the following:

	December 31, 2006	December 31, 2005

Land	$54,552	$25,449
Buildings and Improvements	378,241	152,293
Leasehold interests	15,847	8,391
Tenant Improvements	30,974	16,547
Furniture and Fixtures	403	—
Capital leases	3,028	3,028
	483,045	205,708
Less accumulated depreciation	(14,437)	(7,000)
Operating real estate, net	468,608	$198,708

Depreciation expense amounted to approximately $9.2 million and $3.8 million for the year ended December 31, 2006 and 2005, respectively, of which a portion is included in income from discontinued operations for each of these periods.

Acquisitions-2006

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

Indianapolis Property

In June 2006, the Company closed on a $34.4 million acquisition of an office property located in Indianapolis, Indiana totaling 333,600 square feet of rentable space. The property is net leased to one tenant under a lease expiring in 2025. The Company financed the acquisition with a $28.6 million non-recourse, first mortgage bearing a fixed interest rate of 6.06%, maturing on February 1, 2017, and the balance in cash.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate – (continued)

Aurora Property

In July 2006, the Company closed on a $45.5 million acquisition of a 183,529 square foot office building in Aurora Colorado. The property is net leased to a single tenant under a lease that expires in June 2015. The property was financed with a $33.5 million non-recourse, first mortgage bearing a fixed interest rate 6.22%, maturing in July 2016, a $2.9 million mezzanine loan with an affiliate bearing a fixed interest rate of 7.37%, maturing May 2012 and the balance in cash.

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

Wakefield Capital, LLC

In May 2006, the Company formed a joint venture with Chain Bridge Capital LLC, referred to as Wakefield Capital LLC (“Wakefield”), to acquire healthcare properties. Chain Bridge Capital contributed a portfolio of 11 healthcare properties located in North Carolina, Pennsylvania, Illinois and Florida valued at $45.7 million, and consisting of 417,351 square feet. Each property in the portfolio is leased to a single tenant under leases that expire at various times, from July 2007 to July 2020. The portfolio was financed with a $27.8 million non-recourse, first mortgage bearing fixed interest rate of 6.56% to 7.22%. In addition, the Company purchased from Chain Bridge Capital two properties consisting of 88,107 square feet, one in California and one in North Carolina for $16.2 million, net of $5.1 million of non recourse, first mortgages at a fixed interest rate of 6.56%, which it then contributed to the joint venture. All the mortgages expire in August of 2010.

In June 2006, the Wakefield joint venture closed on a $3.6 million acquisition of a 20,000 square foot building in Hendersonville, NC. The property is net leased to a single tenant under a lease that expires in May 2016. The property was financed with a $2.8 million non-recourse, first mortgage bearing a fixed interest rate of 6.56% maturing in August 2010, and the balance in cash.

In July 2006, the Wakefield joint venture closed on a $12.3 million acquisition of two buildings consisting of 69,957 square feet, one in Black Mountain, NC and one in Blountstown, FL. The properties are net leased to a single tenant under a lease that expires in June 2021. The properties were financed with a $8.7 million non-recourse, first mortgage bearing a fixed interest rate of 6.95% maturing in August 2010, and the balance in cash.

In October 2006, the Wakefield joint venture closed on a $8.8 million acquisition of three buildings in a foreclosure sale consisting of 65,457 square feet, one in Albemarle, Brevard and Charlotte, NC. The properties are net leased to a single tenant under a lease that expires in October 2021. The properties were purchased for cash.

In December 2006, the Wakefield joint venture closed on a $9.2 million acquisition of a 26,000 square foot building in Bremerton, WA. The property is net leased to a single tenant under a ten year lease with renewal options. The property was financed with a $6.75 million non-recourse, first mortgage bearing a fixed interest rate of 7.13% maturing in August 2010, and the balance in cash.

In December 2006, the Wakefield joint venture closed on a $44.9 million acquisition of 286,652 square feet of laboratory and office space on a Health Science University campus. The property is net leased to a single tenant under a lease that expires in December 2013. The property was financed with $33.3 million non-recourse, first mortgage bearing a fixed interest rate of 5.94% maturing in December 2013, and the balance in cash.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate – (continued)

Acquisitions-2005

Chatsworth, California

On January 14, 2005, the Company closed the acquisition of a portfolio of three net-leased office properties, totaling 257,336 square feet of rentable space in Chatsworth, CA (the “Chatsworth properties”), for $63.5 million. The properties are net leased to Washington Mutual Bank under leases that expire in September 2015. The Company financed the acquisition with a $44 million first mortgage, and a $13 million mezzanine loan. This mezzanine loan currently constitutes a portion of the portfolio of securities owned by CDO III. One of the properties is subject to a ground lease. The ground lease has an initial remaining term of 35 years and two five-year extension options. The ground lease also provides for periodic increases in base rent based on the change in the Consumer Price Index.

Salt Lake City Property

On August 2, 2005, the Company closed a $22.0 million acquisition of a 117,553 square foot office/flex building in Salt Lake City, Utah, (the “Salt Lake City property”) which is 100% leased to the General Services Administration (“Salt Lake City”) under a lease that expires in April 2012. The property is financed with a $17 million non-recourse first mortgage.

EDS Portfolio

On September 30, 2005, the Company closed the acquistion of a portfolio of four office buildings with 387,842 square feet of rentable space located in Rancho Cordova, California, Auburn Hills, Michigan and Camp Hill, Pennsylvania for $61.4 million. The four office properties are net leased to Electronic Data Systems Corp., (the “EDS Portfolio”), under leases expiring in 2015. The Company financed the acquisition with a $49.1 million non-recourse first mortgage.

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

Dispositions-2006

27 West 34th Street and 1372 Broadway

On January 31, 2006, the Company sold its leasehold interests in 27 West 34th Street and 1372 Broadway, both located in New York City, for $2.3 million recognizing a gain of approximately $141,000, net of minority interest. The operations were classified as discontinued operations in the consolidated statements of operations.

Chino Hills

On December 29, 2006, the Wakefield joint venture sold its interest in an assisted care living facility located in Chino Hills, CA for $8.6 million, recognizing a gain of approximately $0.3 million, net of minority interest.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate – (continued)

Dispositions-2005

729 Seventh Avenue

The Company sold its interest in a 19,618 square foot retail condominium unit at 729 Seventh Avenue (“729”) in New York City for $29.0 million. The transaction closed on June 30, 2005. The gain on sale was approximately $8.6 million, net of minority interest. For the year ended December 31, 2005 and the period of October 29, 2004 to December 31, 2004 the operations were classified as discontinued operations in the consolidated statements of operations.

The proceeds of the sale were used to pay down approximately $25.1 million of an existing mortgage and the remaining balance was reinvested into a similar property acquisition to effectuate a Section 1031-tax free exchange under the Internal Revenue Code.

In connection with the sale, 729 7th Realty Corp., an affiliate of the Riese Organization’s National Restaurant Management Inc., agreed to discontinue the legal action that it had brought against the Company, settling the Company’s only material pending legal action.

1552 Broadway

The Company sold its interest in a four-story, 12,091 square foot building located at 1552 Broadway (“1552”) in New York City for a purchase price of $48 million, or $3,970 per square foot. The transaction closed on November 30, 2005. The gain on sale was approximately $20.3 million, net of minority interest. For the year ended December 31, 2005 and the period of October 29, 2004 to December 31, 2004 the operations were classified as discontinued operations in the consolidated statements of operations.

Discontinued Operations

The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the years ended December 31, 2006, 2005 and the period of October 29, 2004 to December 31, 2004:

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period of October 29, 2004 to December 31, 2004

Revenue:
Rental and escalation income	$656	$5,618	$1,649
Interest and other	1	518	3
Total revenue	657	6,136	1,652
Expenses:
Real estate property operating expenses	42	1,818	788
General and administrative expenses	—	591	69
Interest expense	133	2,269	570
Depreciation and amortization	116	777	222
Total expenses	291	5,455	1,649
Income (loss) from discontinued operations	366	681	3
Gain on disposition of discontinued operations	514	35,930	—
Income (loss) from discontinued operations before minority interest	880	36,611	3
Minority interest	(117)	(7,212)	(1)
Income (loss) from discontinued operations, net of minority interest	763	29,399	$2

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

4. Available for Sale Securities

The following is a summary of the Company’s available for sale securities at December 31, 2006:

	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value

CMBS	$551,194	$11,830	$(1,577)	$561,447
Real estate CDO	58,021	812	(1,427)	57,406
REIT debt	82,836	3,480	—	86,316
CDO equity	67,225	3,605	(2,532)	68,298
Trust preferred securities	15,000	—	—	15,000
Total	$774,276	$19,727	$(5,536)	$788,467

The maturities of the debt securities available for sale range from seven to forty nine years.

During the year ended December 31, 2006, proceeds from the sales of available for sale securities was $29.4 million. The realized gain on sale was $855 of which $712 was the unrealized gain which was included in other comprehensive income.

In August 2006, the Company acquired all of the notes issued in a synthetic CMBS CDO, referred to as Abacus 2006-NS2 for $54.2 million. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 6.96%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps. The CDO was determined to be a variable interest entity under Fin 46(R)-6 and the Company was determined to be the primary beneficiary therefore the financial statements are consolidated into the condensed consolidated financial statements of the Company. The AAA collateral of $50.4 million is included in debt securities available for sale and the corresponding bonds are included in CDO bonds payable in the consolidated balance sheets.

The following is a summary of the Company’s available for sale securities at December 31, 2005:

	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value

CMBS	$46,467	$259	$(671)	$46,055
Real estate CDO	36,112	189	(754)	35,547
REIT debt	—	—	—	—
CDO equity	66,684	3,125	(1,539)	68,270
Preferred equity	—	—	—	—
Total	$149,263	$3,573	$(2,964)	$149,872

During the year ended December 31, 2005, proceeds from the sales of available for sale securities to an affiliate was $21.5 million. The realized gain on the sale was $361,000 of which $436,000 was the unrealized gain which was included in other comprehensive income.

5. CDO Deposit and Warehouse Agreements

The Company enters into warehouse agreements with major commercial banks whereby the banks agree to purchase CMBS and other real estate debt securities under the Company’s direction, with the expectation of selling such securities to a CDO issuance. The Company is required to pledge cash or other collateral as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. The warehouse agreements also provide for the Company’s notional participation in the income that the assets generate after deducting a notional debt cost. These agreements are treated as non-hedge derivatives for accounting purposes and are therefore marked to market through current income. Although the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

5. CDO Deposit and Warehouse Agreements – (continued)

Company currently anticipates completing the most recent CDO in the near term, there is no assurance that such CDO will be consummated or on what terms it will be consummated.

On September 27, 2005, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $400 million of CMBS and other real estate debt securities under the Company’s direction, with the expectation of selling such securities to the Company’s fifth investment grade CDO issuance or CDO VII. As of December 31, 2005, the Company has deposited $10 million as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities that will be made under the warehouse agreement. The bank had accumulated $156.4 million of real estate securities under the terms of the warehouse agreement as of December 31, 2005. In June 2006, the Company closed CDO VII and terminated this warehouse agreement.

In March 2006, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $450 million of CMBS and other real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s next real estate securities CDO. In October 2006, the Company amended the warehouse agreement. The amendment will allow the Company to borrow up to $750 million under the warehouse agreement to allow the Company to accumulate collateral for its next securities CDO.

As of December 31, 2006, the Company deposited $29.2 million of cash collateral for the purpose of covering a portion of any losses or cost associated with the accumulations of securities that will be made under the warehouse agreement. As of December 31, 2006, the bank accumulated $567.5 million in real estate securities under the terms of the warehouse agreement. The warehouse agreement also provides for the Company’s notional participation in the income that the assets generate after deducting a notional debt cost (the “Carry”).

These agreements are treated as non-hedge derivatives for accounting purposes and marked-to-market through income. The Company has recorded a $5.0 million and $0.9 million unrealized gain for the year ended December 31, 2006 and 2005, respectively, related to the change in fair value of the warehouse agreements which includes the market-to-market of the securities in the warehouse and the net Carry. The collateral to be accumulated under these agreements is expected to be included in a securitization transaction in which the Company intends to acquire all of the equity interests.

6. Real Estate Debt Investments

At December 31, 2006 and 2005, the Company’s investments in real estate debt investments are as follows:

December 31, 2006	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments

Whole loans, floating rate	$884,340	56.3%	—	3.09%	53
Whole loans, fixed rate	90,343	5.7	8.29	—	10
Subordinate mortgage interests, floating rate	97,345	6.2	—	4.53	9
Mezzanine loans, floating rate	293,825	18.7	—	5.43	12
Mezzanine loan, fixed rate	126,448	8.0	10.85	—	11
Preferred equity, fixed rate	29,271	1.9	9.35	—	2
Other loans – floating	42,195	2.7	—	2.47	7
Other loans – fixed	7,743	0.5	5.53	—	1
Total/Weighted average	$1,571,510	100.0%	9.60%	3.70%	105

——————

(1)

(a) Approximately $1.3 billion of these investments serve as collateral for the CDO bonds of our three real estate debt CDO issuance and the balance are financed under the Wachovia Facility (as defined in Note 11) or other Repurchase Agreements.
(b) The Company has future funding commitments $290.8 million related to these investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

6. Real Estate Debt Investments – (continued)

December 31, 2005	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments

Whole loans, floating rate	$178,775	26.3%	—	3.06%	10
Whole loans, fixed rate	13,082	1.9%	5.27%	—	3
Subordinate mortgage interests, floating rate	237,276	34.8%	—	4.97%	17
Mezzanine loans, floating rate	223,621	32.8%	—	4.86%	11
Mezzanine loan, fixed rate	151	0.0%	15.00%	—	1
Preferred equity, fixed rate	28,201	4.2%	9.36%	—	2
Total/Average	$681,106	100.0%	8.09%	4.40%	44

——————

(1)

Approximately $320 million of these investments serve as collateral for the CDO bonds of CDO IV and the balance are financed under the Wachovia Facility or other Repurchase Agreements.

As of December 31, 2006 and 2005, all loans were performing in accordance with the terms of the loan agreements.

Contractual maturities of real estate debt investments at December 31, 2006 are as follows:

Years Ending December 31:

2007	$361,658
2008	414,413
2009	404,575
2010	169,922
2011	50,889
Thereafter	181,156
Total	$1,582,613

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties. The contractual amounts differ from the carrying amounts due to unamortized origination fees and costs and unamortized premiums and discounts being reported as part of the carrying amount of the investments.

7. Investments in and Advances to Unconsolidated/Uncombined Ventures

The Company and Predecessor have a non-controlling, unconsolidated/uncombined ownership interest in entities that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

CS/Federal Venture

In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $37.9 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which is capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At December 31, 2006, the Company had an investment in CS/Federal of approximately $8.3 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

7. Investments in and Advances to Unconsolidated/Uncombined Ventures – (continued)

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

Northstar Realty Finance Trusts

The Company owns all of the common stock of Northstar Realty Finance Trust, Northstar Realty Finance Trust II, NorthStar Realty Finance Trust III, NorthStar Realty Finance Trust IV, NorthStar Realty Finance Trust V and NorthStar Realty Finance Trust VI (collectively, the “Trusts”). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At December 31, 2006 and 2005, the Company had an investment in the Trusts of approximately $3.5 million and $3.3 million, respectively.

Reconciliation between the operating data for all unconsolidated/uncombined ventures and equity in earnings is as follows:

	The Company			The Predecessor
	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period October 29, 2004 to December 31, 2004	For the Period January 1, 2004 to October 28, 2004

Net income	$432	$7,328	$2,136	$11,515
Other partners’ share of income	—	(7,054)	(2,063)	(10,032)
Elimination entries	—	(48)	10	44
Step up costs	—	—	—	(7)
Earnings from unconsolidated/uncombined ventures	$432	$226	$83	$1,520

Reconciliation between the Company’s investment in unconsolidated entities as of December 31, 2006 and December 31, 2005 is as follows:

	December 31, 2006	December 31, 2005

Company’s equity in unconsolidated entities	$11,491	$5,546
Elimination entry	—	(88)
Purchase price basis difference	354	—
Investment in and advances to unconsolidated ventures	$11,845	$5,458

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

8. Variable Interest Entities

Fin 46(R) requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIEs anticipated losses and or a majority of the expected returns. The Company has evaluated its real estate debt investments and its investments in each of its five CDO issuers to determine whether they are VIEs. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entity’s equity investment at risk to absorb losses, (2) whether as a group the holders of the equity investment at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity’s significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both and (4) whether substantially all of the entity’s activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

As of December 31, 2006, the Company identified interests in 18 entities which were determined to be VIEs under FIN 46(R)-6.

Based on management’s analysis, the Company is not the primary beneficiary of 13 of the identified VIEs since it does not absorb a majority of the expected residual losses, or is entitled to a majority of the expected residual returns. Accordingly, these VIEs are not consolidated into the Company’s financial statements as of December 31, 2006 or 2005. See footnote 19 Off-Balance Sheet Arrangements for a more detailed discussion.

The Company was determined to be the primary beneficiary of CDO IV, VI, VII, VIII and Abacus since we own 100% of the equity and would absorb the majority of loss or residual return and accordingly these entities are consolidated.

9. Deferred Costs and Intangible Assets, Net

Deferred costs and intangible assets as of December 31, 2006 and 2005 consisted of the following:

	December 31, 2006	December 31, 2005

Deferred lease costs	$52,671	$26,407
Deferred loan costs	44,149	13,523
Intangible assets	4,272	1,396
Pending deal costs	644	402
	101,736	41,728
Less accumulated amortization	(11,536)	(2,983)
Deferred costs and intangible assets, net	$90,200	$38,745

Deferred lease cost includes the allocation of a portion of the purchase price, in accordance with SFAS 141, to lease origination costs associated with the in-place leases. For the year ended December 31, 2006 and 2005, approximately $51.4 million and $25.1 million included in deferred lease cost was the allocation of the purchase price to deferred lease cost.

In connection with the IPO, the Company purchased a 23% minority interest in NSA, a subsidiary of the Company. The excess of the fair value of the minority interest over the historical book value of $839,000 was recorded as a step-up in basis and allocated to an intangible asset. The intangible asset is being amortized on a straight line basis over the remaining life of the underlying assets giving rise to the revenue stream used in the valuation with an estimated life of 7.7 years. The Company recognized $283,000, $283,000 and $48,000 as amortization expense, relating to both acquisitions, which is reflected in the consolidated statement of operations for the year ended December 31, 2006, 2005 and for the period of October 29, 2004 through December 31, 2004, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

10. Borrowings

The following is a table of the Company’s outstanding borrowings as of December 31, 2006 and December 31, 2005:

	Stated Maturity	Interest Rate	Balance at December 31, 2006	Balance at December 31, 2005

Mortgage notes payable (non recourse)
Chatsworth	5/1/2015	5.65%	$43,506	$43,777
Salt Lake City	9/1/2012	5.16%	16,584	16,919
EDS	10/8/2015	5.37%	49,017	49,120
Executive Center	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,480	—
Indianapolis	2/1/2017	6.06%	28,600	—
Wakefield	1/11/2014	5.94% to 7.46%	84,860	—
Aurora	7/11/2016	6.22%	33,500	—
DSG	10/11/2016	6.17%	35,038	—
Keene	2/1/2016	5.85%	6,970	—
Fort Wayne	1/1/2015	6.41%	3,626	—
Portland	6/17/2014	7.34%	5,132	—
Mezzanine loan payable (non recourse)
Chatsworth	5/1/2014	6.64%	11,985	13,000
Aurora	5/11/2012	7.37%	2,887	—
Repurchase obligations	See Repurchase Obligations below	LIBOR varies	80,261	7,054
Credit Facilities
DBAG	12/21/2007	LIBOR + 0.75% to 2.25%	—	—
Wachovia	7/12/2008	LIBOR + 0.15% to 2.50%	16,000	243,002
Keybanc	11/3/2009	LIBOR + 2.20% to 2.50%	—	—
Bank of America (2)	11/10/2006	LIBOR + 3.25%	—	—
CDO bonds payable
CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
CDO VI	6/1/2041	LIBOR + 0.55% (average spread)	312,079	—
CDO VII	6/22/2051	LIBOR + 0.34% (average spread)	510,800	—
CDO VIII	2/1/2041	LIBOR + 0.58% (average spread)	535,600	—
Abacus II	8/28/2046	LIBOR + 4.41%	23,750	—
Liability to subsidiary trusts issuing preferred securities(1)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	—
Trust V	9/30/2036	3 month LIBOR + 2.70%	30,100	—
Trust VI	12/30/2036	3 month LIBOR + 2.90%	25,100	—
			$2,382,713	$832,610

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

10. Borrowings – (continued)

——————

(1)

The liability to subsidiary trusts for Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.70% to 3.25%. The Company entered into swaps on Trusts V and VI which fix the interest rates for 10 years at 8.16% and 8.02%, respectively.

(2)

The facility matured and was terminated upon the closing of the Keybanc facility.

Scheduled principal payment requirements on the Company’s borrowings are as follows as of December 31, 2006:

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Liability to Subsidiary Trusts Issuing Preferred Securities	Repurchase Obligations	CDO Bonds Payable

2007	$85,026	$4,765	$—	$—	$80,261	$—
2008	20,295	4,295	16,000	—	—	—
2009	5,888	5,888	—	—	—	—
2010	59,669	59,669	—	—	—	—
2011	6,699	6,699	—	—	—	—
Thereafter	2,205,136	309,349	—	213,558	—	1,682,229
Total	$2,382,713	$390,665	$16,000	$213,558	$80,261	$1,682,229

At December 31, 2006, the Company was in compliance with all covenants under its Borrowings.

CDO Bonds Payable

In June 2005, the Company closed its fourth CDO issuance (“CDO IV”) and the Company acquired all of the below investment grade securities and income notes. The CDO IV issuer issued $300 million face amount of the CDO bonds and sold them in a private placement to third parties. The proceeds of the CDO issuance were used to repay the entire outstanding principal balance of the DBAG Facility (as defined below) of $233.6 million at closing. The CDO bonds are collateralized by real estate debt investments, consisting of junior participations, mezzanine loans, whole loans, CMBS and CDO bonds. For the years ended December 31, 2006 and 2005, the weighted average interest note was 5.94% and 5.01%, respectively.

In March 2006, the Company completed its sixth CDO issuance (“CDO VI”). The Company sold the investment grade rated notes having a face amount of $348.4 million, including $70.0 million of revolving floating rate notes, of which only $21.8 million was funded at the closing, and retained all of the below investment grade securities and income notes. CDO VI has the ability to borrow, repay and re-borrow pursuant to the terms of the floating rate revolving notes, both during the ramp-up period and the re-investment period, subject to compliance with certain borrowing conditions. The net proceeds of CDO VI were used to repay $296.1 million of the outstanding principal balance of the Wachovia Credit Facility. The CDO VI bonds are collateralized by $389.2 million of real estate debt investments consisting of whole loans, junior participations in first mortgages, mezzanine loans, preferred equity investments and bonds of other CDOs. For the year ended December 31, 2006, the weighted average interest rate was 5.91%.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

10. Borrowings – (continued)

CDO VIII

In December 2006, the Company completed its eighth CDO issuance (“CDO VIII”). The Company sold the investment grade rated notes having a face amount of $703.8 million, including $260.0 million of revolving floating rate notes, of which $0.0 million was funded at the closing, and retained all of the below investment grade securities and income notes. CDO VIII has the ability to borrow, repay and re-borrow pursuant to the terms of the floating rate revolving notes, both during the ramp-up period and the re-investment period, subject to compliance with certain borrowing conditions. The net proceeds of CDO VIII were used to repay $349.2 million of the outstanding principal balance of the Wachovia Credit Facility. The CDO VIII bonds are collateralized by $556.2 million of real estate debt investments consisting of whole loans, junior participations in first mortgages, mezzanine loans, preferred equity investments and bonds of other CDOs. For the year ended December 31, 2006, the weighted average interest rate was 5.90%.

Repurchase Obligations

The Company had $80.2 million and $3.7 million of repurchase agreements which is collateralized by $89.1 million and $5.0 million of floating rate securities at December 31, 2006 and 2005, respectively. These repurchase agreements are generally used to finance the Company’s floating rate securities, backed by commercial or residential mortgage loans, and other investments prior to obtaining permanent financing. These repurchase obligations mature in less than 30 days, and bear LIBOR interest rates. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. For the years ended December 31, 2006 and 2005, the weighted average interest rate was 5.41% and 4.98%, respectively.

Wachovia Credit Facility

In July 2005, a subsidiary of the Company, entered into a $200 million master repurchase agreement with Wachovia Bank, National Association (the “Wachovia Facility”). The Wachovia Facility was amended in September 2005 and currently the Company may borrow up to $350 million under this credit facility in order to finance the acquisition of primarily real estate debt and other real estate loans and securities. The additional capacity and flexibility under the amendment will allow the Company to accumulate sufficient collateral for a contemplated subordinate debt CDO (“CDO VI”) and to continue to finance other investments.

In June 2006, the Company amended its master repurchase agreement with Wachovia Bank, National Association (the “Wachovia Facility”). Following the amendment, the Company may now borrow up to $500 million under the Wachovia Facility in order to finance the origination and acquisition of senior and subordinate debt and other real estate loans and securities. The additional capacity and flexibility under the Wachovia Facility will allow the Company to accumulate collateral for its next contemplated real estate debt CDO and to continue to finance other investments.

Advance rates under the Wachovia Facility range from 50% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the Wachovia Facility bear interest at spreads of 0.15% to 2.50% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. Additionally, if a securitization transaction with respect to the collateral subject to the Wachovia Facility is not consummated by March 23, 2007, certain advances under the Wachovia Facility will be subject to commitment and unused fees.

In November 2006, the Company amended the Wachovia Facility. Following the amendment, the Company may temporarily borrow up to $750 million under the Wachovia Facility in order to allow the Company to accumulate collateral for real estate debt CDO VIII which closed in December 2006. The proceeds from the CDO VIII closing was used to pay down the facility. Upon closing the CDO, the Company’s availability under this facility is $200 million.

For the year ended December 31, 2006 and 2005, the weighted average interest rate on the Wachovia Facility was 6.32% and 5.95%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

10. Borrowings – (continued)

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

As of December 31, 2006 there were no outstanding borrowings under this facility.

Liability to Subsidiary Trusts Issuing Preferred Securities

In April 2005, May 2005 and November 2005 NorthStar Realty Finance Trust I, NorthStar Realty Finance Trust II and NorthStar Realty Finance Trust III (collectively “The Trusts”) sold, in three private placements, trust preferred securities for an aggregate amount of $40 million, $25 million and $40 million, respectively. The Company owns all of the common stock of the Trusts. The Trusts used the proceeds to purchase the Company’s junior subordinated notes which mature on March 30, 2035, June 30, 2035 and January 30, 2036, respectively. These notes represent all of the Trusts’ assets. The terms of the junior subordinated notes are substantially the same as the terms of the trust preferred securities. The trust preferred securities have a fixed interest rate of 8.15%, 7.74% and 7.81% per annum, respectively, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 3.25% per annum for Trusts I and II and three-month LIBOR rate plus 2.83% per annum on Trust III.

In March 2006, a wholly owned subsidiary of the Company completed a private placement of $50.0 million of trust preferred securities (“Trust IV”). The sale assets of the trust consist of like amount of Junior Subordinate Notes due on June 30, 2036 issued by the Company. The trust preferred securities have a 30 year term, ending June 30, 2036 and a fixed interest rate of 7.95% per annum, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 2.80% per annum.

In August 2006, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust V, completed a private placement of $30.0 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes due September 30, 2036 issued by the Company. The trust preferred securities and the notes have a 30-year term, ending September 30, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.70%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 8.16%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

10. Borrowings – (continued)

In October 2006, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust VI, completed a private placement of $25.0 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes due December 30, 2036 issued by the Company. The trust preferred securities and the notes have a 30-year term, ending December 30, 2036, and bear interest at a floating rate of three-month LIBOR plus 2.90%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 8.02%.

The Company may redeem the notes, in whole or in part, for cash, at par, after five years. To the extent the Company redeems notes, the Trusts are required to redeem a corresponding amount of trust preferred securities. On September 16, 2005, the Company amended the trust agreements and indentures to modify some of the payment dates for a portion of the junior subordinated notes.

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

11. Commitments and Contingencies

Obligations Under Capital Leases and Operating Lease Agreements

The Company is the lessee of two locations under capital leases, seven ground leases under operating real estate and three corporate offices that are located in New York City, Los Angeles and Dallas. The following is a schedule of minimum future rental payments under these contractual lease obligations as of December 31, 2006:

Years Ending December 31:

2007	$5,977
2008	5,966
2009	6,110
2010	6,124
2011	6,061
Thereafter	74,753
Total minimum lease payments	104,991
Less amounts representing interest	12,801
Future minimum lease payments	$92,190

Under one of the capital leases, the Company also pays rent equal to 15% of the minimum rental income received from the sub-tenant.

12. Rental Income Under Operating Leases

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

12. Rental Income Under Operating Leases – (continued)

The following is a schedule of future minimum rental income under non-cancelable leases at December 31, 2006:

Years Ending December 31:

2007	$44,417
2008	45,233
2009	45,512
2010	43,142
2011	43,694
Thereafter	234,724
$456,722

Included in rental income is percentage rent of $513, $559 and $110 for the year ended December 31, 2006, December 31, 2005 and the period October 29, 2004 to December 31, 2004, respectively.

13. Related Party Transactions

Shared Facilities and Services Agreement

Upon consummation of the IPO, the Company entered into a one-year agreement with NCIC pursuant to which NCIC agreed to provide the Company, directly or through its subsidiaries, with facilities and services as follows: 1) fully-furnished office space for the Company’s employees at NCIC’s corporate headquarters; 2) use of common facilities and office equipment, supplies and storage space at NCIC’s corporate headquarters; 3) accounting support and treasury functions; 4) tax planning and REIT compliance advisory services; and 5) other administrative services, for an annual fee of $1.57 million, payable in monthly installments, plus additional charges for out-of-pocket expenses and taxes. This fee was subject to reduction by the amount that the Company paid certain employees of NCIC who became co-employees upon consummation of the IPO.

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

Total fees and expenses incurred by the Company under the shared facilities and services agreement amounted to $0.8 million, $1.1 million and $0.2 million for the year ended December 31, 2006 and 2005 and for the period from October 29, 2004 to December 31, 2004, respectively. No amounts were payable to NCIC at December 31, 2006 and 2005.

Advisory Fees

In August 2003, July 2004, March 2005 and September 2005, the Company and Predecessor entered into agreements with CDO I, CDO II, CDO III and CDO V, respectively, to perform certain advisory services.

The Company and Predecessor earned total fees of approximately $5.8 million, $4.2 million, $0.5 million and $1.6 million for the years ended December 31, 2006 and 2005, for the period October 29 to December 31, 2004 and for the period January 1 to October 28, 2004, respectively, of which $0.3 million, $0.2 million and $0.1 million is unpaid and included in the Company’s balance sheets as of December 31, 2005 and December 31, 2004, respectively, as receivables from related parties.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

13. Related Party Transactions – (continued)

The Company also earned a structuring fee of $0.5 million in connection with the closing of CDO III in March 2005, which was used to reduce its investment in CDO III which is included in debt securities available for sale in the consolidated balance sheet.

NSF Venture

In 2001, NCIC entered into an advisory agreement with the NSF Venture, whereby it receives as compensation for its management of the origination and underwriting of the investments of the NSF Venture, an advisory fee equal to 1% per annum of the capital invested by the NSF Venture. In November 2003, NCIC assigned the right to receive such fees to NFMM. For years prior to such assignment, the advisory fees have been reflected as part of the Predecessor with a corresponding decrease in contributed capital. The Company and Predecessor earned and recognized fees of approximately $0.1 million, $0.5 million, $0.2 million and $0.9 million, for the year ending December 31, 2006, 2005 and the periods October 29, 2004 to December 31, 2004 and for the period of January 1 to October 28, 2004, respectively.

In February 2006, the Company sold its interest in the NSF Venture and terminated the associated advisory agreements.

Management Fees – Related Parties

On December 28, 2004, ALGM terminated its existing asset management agreement with Emmes Asset Management Co. LLC (“Emmes”), an affiliate of NCIC. Pursuant to the termination provisions of the agreement, ALGM paid Emmes a contractual termination payment of approximately $385,000, which is equal to two quarters of payments of the annual existing fee. In addition, ALGM and Emmes entered into a new asset management agreement, which is cancelable on 30 days notice. The annual asset management fee under the new agreement is equal to 3.5% of gross collections from tenants of the properties not to exceed $350. Total fees incurred under this agreement amounted to $89, $291 and $516, including the termination payment of $385, for the years ended December 31, 2006, 2005 and the period from October 29, 2004 to December 31, 2004, respectively, which are included in property operating expenses in the consolidated statement of operations. A portion of the management fee was allocated to the properties sold or held for sale and was classified in income from discontinued operations in the consolidated statement of operations. See Note 3.

EDS Portfolio

In connection with the acquisition of the EDS portfolio, Koll Development Company, an affiliate of NCIC, received a brokerage commission of $921,000. The acquisition and the associated brokerage fees payable to Koll Development Company were approved in advance by all of the disinterested members of the Board of Directors.

Legacy Fund

In September 2005, the Company entered into a loan agreement, as lender, with a subsidiary of Legacy Partners Realty Fund I, LLC, (the “Legacy Fund”), as borrowers, in the original principal amount of $66.6 million, secured by a first-priority mortgage lien on an office property located in San Jose, California. At the closing of this loan the Company funded $60.9 million of the original principal amount and has an additional $5.7 million of future funding commitments. Simultaneously with the closing of this loan, the Company entered into a participation and servicing agreement with a major financial institution pursuant to which the Company sold a 50% participation in this loan and the future funding commitments.

Additionally, the Company entered into a loan agreement with another subsidiary of the Legacy Fund in the original principal amount of $47.4 million, secured by a first-priority mortgage lien on an office property located in San Jose, California. The Company funded $32.6 million at closing and has an additional $14.8 million of future

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

13. Related Party Transactions – (continued)

funding commitments. Simultaneously with the closing of this loan, the Company entered into a participation and servicing agreement with a major financial institution pursuant to which the Company sold a 50% participation in this loan and the future funding commitments.

One of the Company’s directors, Preston Butcher, is the chairman of the Board of Directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. The disinterested members of the Company’s Board of Directors approved this transaction.

14. Fair Value of Financial Instruments

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

As of December 31, 2006 and 2005, cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The CDO deposit and warehouse agreement, debt securities available for sale and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value. Due to the floating rate, mortgage notes payable and loan receivables are carried at amounts that reasonably approximate their fair value.

For fixed rate loan receivables fair value is estimated using quoted market prices or by discounting future cash flows using current rates at which similar loans would be made to similar borrowers with similar credit risk. The Company’s fixed rate loan receivables carrying value for the years ended December 31, 2006 and 2005 reasonably approximated their fair value.

For fixed rate mortgage loans payable the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. The carrying value of the mortgage notes payable for the year ended December 31, 2006 reasonably approximate their fair market value. For the year ended December 31, 2005 the fair market value was $172.0 million with a carrying amount of $174.2 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

15. Equity Based Compensation

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
(Amounts in Thousands, Except per Share Data)

15. Equity Based Compensation – (continued)

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

NFMM Employee Ownership Interests Buy-Out

In connection with the Contribution Transactions, the Company agreed to acquire a 25% ownership interest in NFMM held by an employee of NCIC and a former employee of NCIC for 173,128 OP Units. The fair value of OP Units issued in excess of the fair value of the ownership interest received was recorded as compensation expense in accordance with SFAS 123. The fair value of the award was $1,558,000 and the estimated fair value of the ownership interest was $558,000, which resulted in $1,000,000 of compensation expense recorded in the consolidated statement of operations for the period of October 29, 2004 through December 31, 2004. The fair value of the ownership interest acquired in excess of historical costs basis of the minority interest was recorded as a purchase adjustment, which was allocated to an intangible asset on the consolidated balance sheet, which was fully amortized in 2006 in connection with the sale of the Company’s interest in the NSF Venture.

Omnibus Stock Incentive Plan

On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests (“LTIP Units”) or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company, and prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 5,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. To date, the Company has issued an aggregate of 1,683,130 LTIP Units of restricted common stock pursuant to the Stock Incentive Plan. LTIP Units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period so long as the recipient continues to be an eligible recipient. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant. Dividends or dividend equivalents paid on the portion of the grant that vested will be charged to retained earnings. Non forfeitable dividends or dividend equivalents paid on LTIP Units that are not vested will be recognized as additional compensation cost.

The awards granted to the NCIC employees who provided services to the Company pursuant to the shared facilities and services agreement and certain co-employees were accelerated and became fully vested upon the termination of the shared facility and service agreement on October 29, 2005. The additional compensation expense related to the accelerated vesting was approximately $0.4 million.

The Company has recognized compensation expense of $4.5 million, $3.2 million and $0.4 million related to the amortization of awards granted under this plan for the years ended December 31, 2006 and 2005 and the period October 29, 2004 through December 31, 2004, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

15. Equity Based Compensation – (continued)

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

At December 31, 2005, management determined it would meet the performance hurdles and in accordance with FASB 123(R) the Company has recognized compensation expense in the consolidated financial statements for the year ended December 31, 2006 and 2005 of $2.0 million and $2.2 million (which included a catch-up adjustment of $1.7 million). The Company achieved the performance hurdle for the first performance period and 332,082 shares were awarded to eligible participants

Employee Outperformance Plan

In connection with the employment agreement of the Company’s chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company’s real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company’s chief investment officer an amount based a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company’s chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company’s buyout option, he will be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination increases with each year of employment until the fifth anniversary, at which point the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

15. Equity Based Compensation – (continued)

chief investment officer is 100% vested in the full amount of the payment that would be due related to the annual bonus participation amount on the real estate securities business income earned on, business initiated five years earlier, over the return hurdle. Compensation has been earned by the Company’s chief investment officer under this plan for the years ended December 31, 2006 and 2005 of $0.7 million and $0.2 million, respectively, and there was no compensation earned for the period October 29, 2004 through December 31, 2004.

2006 Outperformance Plan

In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the “Outperformance Plan”), a long-term compensation program, to further align the interests of the Company’s stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a “performance pool” if the Company’s total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of our common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the Outperformance Plan will be allocated among the Company’s employees in accordance with the percentage specified in each employee’s award agreement. Although the amount of the awards earned under the Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the Outperformance Plan in accordance with SFAS 123 (R) “Stock Based Compensation”. The fair value of the Outperformance Plan on the date of adoption was determined to be $4.1 million based upon a third-party appraisal by an independent firm that is an expert in valuing target based compensation plans. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $1.1 million for the year ended December 31, 2006.

16. Stockholders’ Equity

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

In May 2006, the Company completed a secondary public offering for 10,000,000 shares at $10.60 per share and in June 2006 the underwriters exercised their over-allotment option and acquired 1,528,616 additional shares. The net proceeds of approximately $114.7 million were used to pay down short term debt and to fund new investments. In November 2006, the Company completed a public offering for 12,391,385 shares at $14.95 per share

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

16. Stockholders’ Equity – (continued)

and in December 2006 the underwriters exercised their over-allotment option and acquired 2,400,000 additional shares. The net proceeds of approximately $208.8 million were used to pay down short term debt and to fund new investments.

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

On July 25, 2006, the Company declared a cash dividend of $0.30 per share of common stock. The dividend was expected to be paid on August 11, 2006 to the shareholders on record as of the close of business on August 4, 2006.

On October 24, 2006, the Company declared a cash dividend of $0.34 per share of common stock. The dividend is expected to be paid on November 15, 2006 to the shareholders on record as of the close of business on November 6, 2006.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

17. Minority Interest

Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the “Common Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership.

In conjunction with the formation of the Company, certain persons and entities contributing ownership interests in the Predecessor to the Operating Partnership received OP Units. Upon consummation of the IPO, 19.0% of the carrying value of the net assets of the Operating Partnership was allocated to minority interest. As a result of the exercise of the underwriters’ over-allotment option of 1,160,750 shares on November 19, 2004, the minority interests were reduced to 18.2%.

Under their respective contribution agreements, NCIC and affiliates directly and/or indirectly received 4,705,915 OP Units.

During 2006, 4,403,601 OP/LTIP units were converted to Common Stock.

Minority interest at December 31, 2006, 2005 and 2004 represents 3.15%, 15.3% and 18.2%, respectively.

18. Risk Management and Derivative Activities

Derivatives

The Company uses derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the Company’s investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties; however, the Company does not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings. The objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements.

The Company has acquired all the notes of a synthetic CMBS CDO, that entered into a credit default swap agreement with a major financial institution to sell credit protections on a pool of CMBS securities. As of December 31, 2006, the credit default swap fair market value was $0 and therefore there are no unrealized gains or losses were recorded in the consolidated statement of operations. The Company’s maximum exposure to loss on the credit default swap is limited to its $54.2 million initial investment. See Note 4 for additional information.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

18. Risk Management and Derivative Activities – (continued)

December 31, 2006	Notional Value	Strike Rate	Expiration Date	Fair Value

Interest rate swap	$5,100	4.18%	12/2010	$151
Interest rate swap	6,160	4.29	08/2012	224
Interest rate swap	3,290	4.80	12/2013	49
Interest rate swap	2,842	5.04	08/2018	26
Interest rate swap	5,492	4.76	03/2013	81
Interest rate swap	3,465	4.41	03/2010	61
Interest rate swap	4,000	4.66	11/2015	104
Interest rate swap	15,000	5.08	05/2016	(61)
Interest rate swap	3,765	4.98	07/2015	7
Interest rate swap	3,567	4.98	06/2015	6
Interest rate swap	5,957	5.06	08/2015	10
Interest rate swap	23,300	4.99	12/2012	(22)
Interest rate swap	2,686	5.02	02/2016	(2)
Interest rate swap	20,000	5.05	06/2013	(2)
Interest rate swap	12,750	5.06	08/2017	61
Interest rate swap	7,700	5.30	05/2010	(82)
Interest rate swap	14,000	5.03	10/2015	(22)
Interest rate swap	323,505	5.53	06/2018	(9,808)
Basis swap	5,000	7.07	12/2015	(6)
Basis swap	15,000	7.31	06/2018	(11)
Interest rate swap	60,000	5.52	06/2016	(2,251)
Interest rate swap	16,200	5.52	06/2018	(645)
Interest rate swap	49,404	5.63	07/2016	(2,021)
Interest rate swap	13,200	5.06	02/2008	13
Interest rate swap	49,150	4.88	03/2008	163
Interest rate swap	30,000	5.46	09/2016	(943)
Interest rate swap	25,000	5.12	09/2016	(135)
Total	$725,533			$(15,055)

December 31, 2005	Notional Value	Strike Rate	Expiration Date	Fair Value

Interest rate swap	$5,100	4.18%	12/2010	$144
Interest rate swap	6,160	4.29	08/2012	190
Interest rate swap	3,290	4.80	12/2013	10
Interest rate swap	2,842	5.04	08/2018	(32)
Interest rate swap	5,492	4.76	03/2013	27
Interest rate swap	3,465	4.41	03/2010	51
Interest rate swap	9,563	4.55	08/2017	247
Interest rate swap	4,000	4.66	11/2015	48
Interest rate swap	13,331	4.76	08/2015	40
Total	$53,243			$725

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

18. Risk Management and Derivative Activities – (continued)

Credit Risk Concentrations

Concentration of credit risk arise when a number of borrowers, tenants or issuers related to the Company’s investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company believes its portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

19. Off Balance Sheet Arrangements

CDO Issuances

The Company has interests in four CDO issuances, whose CDO notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the preferred equity or the income notes of each CDO, which are the equity securities of the CDO issuances, and, with the exception of CDO I, all of the below investment grade CDO Notes of each CDO issuance. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual collateral management fee. The Company’s and the Predecessor’s interests in CDO I, CDO II, CDO III and CDO V are each accounted for as a single debt security available for sale pursuant to EITF 99-20.

The following tables describe certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as follows for the year ended December 31, 2006 and 2005:

	CDO Collateral – December 31, 2006				CDO Notes – December 31, 2006
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate at 12/31/06	Stated Maturity

CDO I(2)	8/21/03	$344,769	6.59%	5.40	$325,551	6.22%	8/01/2038
CDO II	7/01/04	377,911	6.30%	6.30	341,101	5.78%	6/01/2039
CDO III	3/10/05	400,963	6.38%	5.95	359,878	5.90%	6/01/2040
CDO V	9/22/05	501,021	5.92%	9.03	461,500	5.17%	9/05/2045
Total		$1,624,664			$1,488,030

——————

(1)

Includes only notes held by third parties.

(2)

The Company has an 83.3% interest.

		CDO Collateral – December 31, 2005				CDO Notes – December 31, 2005
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Rating	Weighted Average Expected Life (years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate at 12/31/05(3)	Stated Maturity

CDO I(2)	8/21/03	$352,041	6.62%	BBB/BBB-	6.01%	$332,831	6.13%	8/01/2038
CDO II	7/01/04	392,841	6.25%	BBB/BBB-	6.65%	356,170	5.58%	6/01/2039
CDO III	3/10/05	401,790	6.06%	BBB-	6.69%	360,973	5.59%	6/01/2040
CDO V	9/22/05	500,969	5.69%	BBB	9.08%	461,500	2.89%	9/05/2045
Total		$1,647,641				$1,511,474

——————

(1)

Includes only notes held by third parties.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

19. Off Balance Sheet Arrangements – (continued)

(2)

The Company has an 83.3% interest.

(3)

Includes the effect of the interest rate swap held in each CDO. The weighted average interest rate for CDO V reflects the initial payment from the swap counterparty for CDO V. The effective interest rate on the CDO V Notes will increase in subsequent periods.

Monroe CLO Equity Notes

In December 2006, the Company acquired 40% of the residual equity interests in a CLO originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. Based on the projected future cash flows the equity is yielding an internal rate of return of approximately 18%. The CLO was determined to be a variable interest entity under Fin46(R)-6 and the Company was determined not to be the primary beneficiary therefore the financial statements are not consolidated into the condensed financial statements of the Company. The Company’s residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20.

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

The Company’s potential loss in its off balance sheet investments is limited to the carrying value of its investment, which is $126.6 million and $90.0 million, respectively, at December 31, 2006 and 2005.

20. Quarterly Financial Information (Unaudited)

The tables below reflect the Company’s selected quarterly information for the Company and the Predecessor for the years ended December 31, 2006, 2005 and 2004.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

20. Quarterly Financial Information (Unaudited) – (continued)

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(unaudited)
Total revenue	$66,428	$58,609	$39,132	$31,770
Income from continuing operations before minority interests	15,274	10,932	6,015	8,821
Income from continuing operations	14,762	9,674	5,164	7,423
Net income per share – basic/diluted	$0.29	$0.23	$0.15	$0.25
Weighted-average shares outstanding
basic	50,010,028	42,513,172	34,980,352	30,556,586
diluted	54,109,492	48,068,996	40,744,276	36,323,517

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Total revenue	$23,233	$17,232	$13,345	$11,287
Income from continuing operations before minority interests	2,095	5,620	1,261	1,413
Income from continuing operations	22,178	4,616	9,823	1,055
Net income per share – basic/diluted	$0.96	$0.22	$0.46	$0.05
Weighted-average shares outstanding
basic	23,164,930	21,264,930	21,250,240	21,249,736
diluted	28,708,507	26,790,161	26,766,315	26,760,770

	Three Months Ended
		Predecessor
	December 31, 2004(1)	September 30, 2004	June 30, 2004	March 31, 2004

Total revenue	$6,620	$1,937	$945	$908
Income (loss) from continuing operations before minority interests	(3,002)	350	(183)	955
Net income (loss) from continuing operations	(2,367)	350	(183)	955
Net income per share – basic	($0.12)	—	—	—
Weighted-average shares outstanding
basic	20,868,865	N/A	N/A	N/A
diluted	25,651,027	N/A	N/A	N/A

——————

(1)

In order to present quarterly information for the quarter ended December 31, 2004, the Company has combined our predecessor’s results for the period from October 1, 2004 to October 28, 2004 with the results of its operations for the period from October 29, 2004 to December 31, 2004.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

21. Segment Reporting

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

The Company’s operating real estate segment is focused on acquiring commercial real estate facilities located throughout the U.S. that are primarily leased under long-term triple-net leases to corporate tenants. Triple-net leases generally require the lessee to pay all costs of operating the facility, including taxes and insurance and maintenance of the facility. The Company’s net-leased facilities are currently located in New York, Ohio, California, Utah, Pennsylvania, New Jersey, Indiana, Illinois, New Hampshire, Massachusetts, Kansas, Maine and Michigan. Revenues from these assets are generated from rental income received from lessees of the facilities, and operating expenses include interest costs related to financing the assets, operating expenses, real estate taxes, insurance, ground rent and repairs and maintenance. The segment generates income from operations by leasing these facilities at a higher rate than its costs of owning and financing the assets.

The following table summarizes segment reporting for the years ended December 31, 2006 and 2005
(in thousands):

	Operating Real Estate	Real Estate Debt	Real Estate Securities	Unallocated(1)	Consolidated Total

Total revenues for the twelve months ended
December 31, 2006	39,432	111,855	40,506	4,146	195,939
December 31, 2005	11,451	31,602	13,170	8,874	65,097

Income (loss) from continuing operations for the twelve months ended
December 31, 2006	(3,441)	46,145	23,922	(25,584)	41,042
December 31, 2005	(476)	13,136	12,690	(14,961)	10,389

Net income (loss) for the twelve months ended
December 31, 2006	(2,745)	46,423	23,922	(29,535)	38,065
December 31, 2005	28,923	13,136	12,690	(17,077)	37,672

Total assets as of
December 31, 2006	$580,508	$1,693,536	$774,736	$136,840	$3,185,620
December 31, 2005	$240,438	$735,594	$147,329	$33,204	$1,156,565

——————

(1)

Unallocated includes interest income and interest expense related to our temporary investments and also includes corporate level and general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

22. Subsequent Events (Unaudited)

Real Estate Debt

Subsequent to December 31, 2006, the Company originated $203.6 million of new real estate debt investments, consisting of eight floating rate loans and one fixed rate loan. The weighted average interest rate of the floating rate loans is LIBOR plus a spread of 3.52%. The interest rate on the fixed rate loan is 11.30%.

Warehouse Agreements

In February 2007, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $600.0 million CMBS synthetic assets and other real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s next securities CDO. The Company has made $2.0 million of deposits and the bank has accumulated $17.8 million securities under this warehouse agreement.

CDO Closing

In 2007, the Company completed an $800 million on-balance sheet CDO financing (“CDO IX”) backed primarily by the Company’s real estate securities investments. The Company sold investment grade notes having a face amount of approximately $759.0 million and retained approximately $41.0 million of the income notes and the below investment grade-rated notes. The weighted average interest rate on the investment grade notes, including fees and expenses, was LIBOR plus 0.46% and their weighted average life is approximately 12 years.

In February 2007, the Company purchased a 178,213 square foot office property located in Milpitas, CA. The property is net leased for ten years to Credence Corp. The Company financed the acquisition with a $23.3 million non-recourse first mortgage, bearing a fixed interest rate of 5.95%, and the balance in cash.

Wakefield Joint Venture

In January 2007, the Wakefield joint venture closed on the three acquisitions described below:

A $101.0 million acquisition of a portfolio of 19 assisted living facilities in Wisconsin, on 15 campuses throughout the state, consisting of 372,349 square feet. The properties are net leased to a single tenant under a lease that expires January 2017. The portfolio was financed with fifteen non-recourse first mortgages totaling $75 million bearing a fixed interest rate of 6.39%, maturing in February 2017, and the balance in cash.

A $214.9 million acquisition of a portfolio of 28 assisted living properties located in California, Georgia, Illinois, Nebraska, Ohio, Oklahoma, Tennessee and Texas, consisting of 1,063,387 square feet. The properties are net leased to a single tenant under a lease that expires in January 2017. The portfolio was financed with a non-recourse first mortgage totaling $160 million bearing a fixed interest rate of 6.49%, maturing in January 2017 and the balance in cash.

A $10.5 million acquisition of two assisted living properties in Illinois, consisting of 72,786 square feet. The properties are net leased to a single tenant under a lease that expires in January 2017. The acquisition was financed with a $7.65 million non-recourse first mortgage bearing a fixed interest rate of 6.589%, maturing in January 2017 and the balance in cash.

Additionally, in February 2007 the Wakefield joint venture closed on a $10.97 million acquisition of a skilled nursing facility in Kentucky, consisting of 67,706 square feet. The property is net leased to a single tenant under a fifteen year lease with three five year extension options. The property was financed with a $7.65 million non-recourse first mortgage, bearing a fixed interest rate of 7.12% maturing in August 2010 and the balance in cash.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

22. Subsequent Events (Unaudited) – (continued)

On March 12, 2007, NorthStar entered into a joint venture with Monroe Capital LLC, a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. Under the terms of the venture, the Company will provide equity required to fund Monroe’s lending business, and from time to time acquire a portion of the equity issued in securitizations sponsored by Monroe. As part of the new venture, the Company will also own a minority interest in the existing management company that originates, structures and syndicates middle-market corporate loans and provides asset management services for the warehouse assets and the current and future CLOs sponsored by Monroe.

Dividends

On January 23, 2007, the Company declared a dividend of $0.35 per share of common stock and $0.54688 per share of Series A preferred stock to stockholders of record as of February 5, 2007. The dividends were paid on February 15, 2007.

Preferred Stock Offering

On February 7, 2007, the Company issued and sold 6,200,000 of its 8.25% Series B Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share, par value $0.01 per share) at $25.00 per share (which included 800,000 shares pursuant to an over-allotment option granted to the underwriters), in an underwritten public offering pursuant to an effective registration statement. Net proceeds from the offering were approximately $150.0 million. The proceeds from the offering were used to repay borrowings under the Company’s credit facilities and to fund new investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent to Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed

987 Eighth Avenue, NY, NY	$—	$—	$2,645	$—	$—	$—	$2,645	$2,645	$680	$1,965	Mar-99	Various
36 West 34 Street, NY, NY	—	—	4,440	—	—	—	4,440	4,440	875	3,565	Mar-99	Various
701 Seventh Avenue(2) , NY, NY	—	—	3,246	—	—	—	3,246	3,246	1,818	1,428	Mar-99	Various
Los Angeles, CA	55,491	5,837	55,030	—	—	5,837	55,030	60,867	3,294	57,573	Jan-05	39 years
Salt Lake City, UT	16,584	672	19,740	—	25	672	19,765	20,437	1,024	19,413	Aug-05	39 yrs/2-7yrs	(1)
Auburn Hills, MI	11,493	2,980	8,607	—	—	2,980	8,607	11,587	498	11,089	Sept-05	39 years
Rancho Cordova, CA	12,319	3,060	9,360	—	—	3,060	9,360	12,420	427	11,993	Sept-05	39 years
Camp Hill, PA	25,205	5,900	19,510	—	—	5,900	19,510	25,410	1,026	24,384	Sept-05	39 years
Springdale, OH	19,208	3,030	20,469	—	—	3,030	20,469	23,499	675	22,824	Dec-05	39 years
Springdale, OH	16,586	2,470	17,821	—	—	2,470	17,821	20,291	630	19,661	Dec-05	39 years
Springdale, OH	15,686	1,500	17,690	—	—	1,500	17,690	19,190	626	18,564	Dec-05	39 years
Rockaway, NJ	17,480	6,118	15,664	—	—	6,118	15,664	21,782	372	21,410	Mar-06	39 years
Indianapolis, IN	28,600	1,670	32,306	—	—	1,670	32,306	33,976	498	33,478	Mar-06	39 years
Albemarle, NC	—	267	2,646	—	—	267	2,646	2,913	14	2,899	Oct-06	40 years
Blountstown, FL	3,719	378	5,069	—	—	378	5,069	5,447	58	5,389	Jul-06	40 years
Brevard, NC	—	145	2,100	—	—	145	2,100	2,245	11	2,234	Oct-06	40 years
Roxboro, NC	3,301	262	3,251	—	—	262	3,251	3,513	51	3,462	May-06	40 years
Charlotte, NC	—	350	2,826	—	25	350	2,851	3,201	15	3,186	Oct-06	40 years
Cherry Springs, NC	2,786	164	3,215	—	—	164	3,215	3,379	44	3,335	Jun-06	40 years
Bremerton, NC	6,750	964	8,156	—	100	964	8,256	9,220	8	9,212	Dec-06	40 years
Sterling, DL	2,018	129	5,603	—	76	129	5,679	5,808	91	5,717	May-06	40 years
Clinton, NC	2,336	283	5,084	—	66	283	5,150	5,433	84	5,349	May-06	40 years
Winter Garden, FL	4,954	1,693	5,805	—	21	1,693	5,826	7,519	93	7,426	May-06	40 years
Brevard, NC	2,097	328	2,532	—	—	328	2,532	2,860	40	2,820	May-06	40 years
Bolles, PA	436	32	803	—	—	32	803	835	13	822	May-06	40 years
Black Mountain, NC	4,896	468	5,786	—	—	468	5,786	6,254	66	6,188	Jul-06	40 years
Hillsboro, OR	33,300	3,954	39,193	—	—	3,954	39,193	43,147	41	43,106	Dec-06	40 years
Wendell, NC	2,344	212	2,279	—	—	212	2,279	2,491	36	2,455	May-06	40 years
Scranton, PA	375	78	757	—	—	78	757	835	12	823	May-06	40 years
Winston-Salem, NC	3,524	1,269	6,349	—	42	1,269	6,391	7,660	102	7,558	May-06	40 years
Gastonia, NC	1,847	345	1,392	—	—	345	1,392	1,737	22	1,715	May-06	40 years
Morris, IL	6,982	568	8,509	—	48	568	8,557	9,125	134	8,991	May-06	40 years
Williamston, NC	3,195	263	2,925	—	—	263	2,925	3,188	46	3,142	May-06	39 years
Aurora, CO	36,387	2,650	35,786	10	—	—	—	—	—	—		7 years	(1)
North Attleboro, MA	4,835	—	5,445	—	—	—	5,445	5,445	49	5,396	Sept-06	39 years
Bloomingdale, IL	5,888	—	5,810	—	—	—	5,810	5,810	52	5,758	Sept-06	39 years
Concord Holdings, NH	8,601	2,145	9,216	—	—	2,145	9,216	11,361	85	11,276	Sept-06	39 years
Melville, NY	4,567	—	3,187	—	—	—	3,187	3,187	32	3,155	Sept-06	39 years
Millbury, MA	4,854	—	5,994	—	—	—	5,994	5,994	48	5,946	Sept-06	39 years
Wichita, KS	6,293	1,325	5,584	—	—	1,325	5,584	6,909	48	6,861	Sept-06	39 years
Keene, NH	6,970	3,033	5,919	—	—	3,033	5,919	8,952	59	8,893	Sept-06	39 years
Fort Wayne, IN	3,626	—	3,642	—	—	—	3,642	3,642	38	3,604	Sept-06	39 years
Portland, ME	5,132	—	6,687	—	—	—	6,687	6,687	97	6,590	Sept-06	39 years
Total	$390,665	$54,542	$428,078	$10	$403	$54,552	$428,481	$483,033	$14,425	$468,608

——————

(1)

Extended life for Furniture, Fixtures and Equipment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – (Continued)
As of December 31, 2006
(Amounts in Thousands, Except per Share Data)

The changes in real estate for the year ended December 31, 2006, December 31, 2005, and December 31, 2004 are as follows:

	2006	2005	2004

Balance at beginning of period	$205,708	$54,198	$54,191
Property acquisitions	286,919	193,669	—
Improvements	26	28	7
Assets held for sale	—	(4,222)	—
Retirements/disposals	(9,608)	(37,965)	—
Balance at end of period	$483,045	$205,708	$54,198

The changes in accumulated depreciation, exclusive of amounts relating to equipment, auto and furniture and fixtures, for the period ended December 31, 2006, December 31, 2005 and December 31, 2004 are as follows:

	2006	2005	2004

Balance at beginning of period	$7,000	$10,654	$10,292
Depreciation for the period	9,203	3,786	362
Assets held for sale	—	(2,733)	—
Retirements/disposals	(1,766)	(4,707)	—
Balance at end of period	$14,437	$7,000	$10,654

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV – LOANS AND OTHER LENDING INVESTMENTS
December 31, 2006
(In Thousands)

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans	Number of Loans
Type	Description

Whole Loan – Fixed	Office	9.00%	9/1/2009	I/O	$—	$50,472	$50,163	1

Whole Loans – Fixed < 3%	Office	6.37 – 8.30%	4/1/2010 – 5/11/2016	I/O	—	22,700	16,698	2
	Industrial	5.78%	6/1/2015 – 7/1/2015	I/O	—	7,259	7,242	2
	Warehouse	5.07%	8/1/2015	I/O	—	5,890	5,849	1
	Healthcare	9.75 – 11.75%	10/8/2008 – 11/11/2020	I/O	—	10,292	10,391	4

Whole Loan – Float	Office	LIBOR + 1.80%	10/9/2008	I/O	—	70,000	69,903	1

Whole Loan – Float < 3%	Office	LIBOR + 1.95 – 5.00%	1/1/2007 – 7/1/2016	I/O	—	328,714	327,815	21
	Retail	LIBOR + 2.70%	7/1/2009	I/O	—	12,500	12,399	1
	Hotel	LIBOR + 2.15 – 6.00%	5/9/2007 — 4/1/2010	I/O	—	96,252	95,928	6
	Condo	LIBOR + 3.65 – 4.75%	1/1/2007 – 11/1/2007	I/O	—	44,950	44,708	2
	Industrial	LIBOR + 2.50 – 5.10%	6/23/2007 – 7/1/2015	P&I	—	23,625	23,551	3
	Multifamily	LIBOR + 2.22 – 3.25%	3/1/2009 – 1/1/2010	I/O	—	213,747	212,241	12
	Various	LIBOR + 1.50 – 5.84%	6/23/07 – 2/1/2011	I/O	—	100,485	97,795	7

Junior Participation – Float < 3%	Office	LIBOR + 1.84 – 7.00%	5/16/2007 – 1/22/2008	I/O	—	53,785	53,795	4
	Retail	LIBOR + 2.4%	9/9/2009	I/O	—	10,000	10,000	1
	Retail/Hotel	LIBOR + 1.7%	6/6/2007	I/O	—	7,000	7,004	1
	Hotel	LIBOR + 9.75%	11/1/2007	I/O	—	5,000	4,987	1
	Condo	LIBOR + 6.98 — 10.25%	9/9/2007 – 10/9/2007	I/O	—	21,591	21,559	2

Mezzanine – Fixed	Office	10.85%	6/1/2016	I/O	410,000	60,975	62,226	1

Mezzanine – Fixed < 3%	Retail	15.00%	5/1/2008	I/O	—	3,365	3,389	1
	Industrial	9.00%	2/14/2011	I/O	—	13,200	13,233	1
	Multifamily	10.00 – 11.30%	1/1/2010 – 1/1/2012	I/O	—	34,342	34,711	4
	Various	3.00 – 12.00%	11/26/2007 – 6/1/2016	I/O	—	12,999	12,889	4

Mezzanine – Float < 3%	Office	LIBOR + 3.30 – 6.36%	7/9/2007 – 10/9/2008	I/O	—	38,682	38,742	3
	Retail	LIBOR + 1.75%	8/9/2007	I/O	—	16,000	15,990	1
	Hotel	LIBOR + 2.75 – 7.75%	7/15/2007 – 2/6/2010	I/O	—	165,418	165,209	4
	Condo	LIBOR + 3.50 – 13.00%	10/9/2007 – 1/9/2008	I/O	—	74,076	73,884	4

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV – LOANS AND OTHER LENDING INVESTMENTS – (Continued)
December 31, 2006
(In Thousands)

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans	Number of Loans
Type	Description

Other – Fixed < 3%	Various	5.53%	6/25/2018	I/O	—	7,743	7,743	1

Other – Floating < 3%	Retail	LIBOR + 1.75%	12/16/2009	I/O	—	6,609	6,675	1
	Hotel	LIBOR + 1.38%	2/22/2013	I/O	—	5,476	5,476	1
	Multifamily	LIBOR + 1.50%	4/1/2011 – 4/4/2011	I/O	—	10,000	10,044	4
	Various	LIBOR + 2.40 – 3.50%	4/2/2007	I/O	—	20,000	20,000	1
Preferred – Fixed < 3%	Office	9.00 – 11.00%	1/1/2010 – 11/1/2010	I/O	—	29,464	29,271	2
Total					$410,000	$1,582,611	$1,571,510	105

	2006	2005	2004

Balance at beginning of period	$681,106	$70,569	$—
Additions during the year:
New loans and additional advances on existing loans	1,335,614	696,589	70,841
Acquisition cost and (fees)	(6,560)	(39)	(284)
Premiums/(Discounts)	(5,730)	(2,118)	—
Amortization of acquisition costs, fees, premiums and discounts	2,287	1,058	12
Deductions:
Collection of principal	435,207	84,953	—
Balance at end of period	$1,571,510	$681,106	$70,569

——————

(1)

Interest only or I/O; Principal and Interest or P&I.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and procedures evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Grant Thornton LLP report for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

(b) Attestation report of the registered public accounting firm.

Our independent registered public accounting firm, Grant Thornton LLP, audited management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006 and independently assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Grant Thornton has issued an attestation report concurring with management’s assessment, which is included at the end of Part II, Item 8 of this Form 10-K.

(c) Changes in internal control over financial reporting.

There have been no changes in the Company’s internal control over financial reporting during the most recent quarter ended December 31, 2006 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance*

Certain information relating to our code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13. Certain Relationships and Related Transactions and Directors Independence*

Item 14. Principal Accountant Fees and Services*

——————

*

The information that is required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ending December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c) Financial Statement and Schedules – see Index to Financial Statements and Schedules included in Item 8.

(b) Exhibits

Exhibit Number	Description of Exhibit
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
3.4

Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.75 % Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated September 14, 2006)

3.5

Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.25 % Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated February 7, 2007)

10.1

Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2

Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3

Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.4

Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.5

Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.8 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.6

NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.7

LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC (incorporated by reference to Exhibit 10.10 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.8

Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.11 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.9	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

Exhibit Number	Description of Exhibit
10.10

NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.11

Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.12

Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

10.13

Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14

Amended and Restated Junior Subordinated Indenture dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.15

Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.16

Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.17

First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.18

Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No.
333-128962))

10.19

Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.20

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

10.22

Agreement of Purchase and Sale, dated as of October 25, 2005, between 1552 Lonsdale LLC and 1552 Bway Owner, LLC (incorporated by reference to Exhibit 10.27 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

Exhibit Number	Description of Exhibit
10.23

Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.24

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.25

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.26

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No.
333-128962))

10.27

Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.28

Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.29

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.30

Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32

Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)

10.34

Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)

Exhibit Number	Description of Exhibit
10.35

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

10.36	Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee
10.37

Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.38

Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)

10.39

Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.40

Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.41

Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A. (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.42

Sixth Amendment to the Master Repurchase Agreement, dated as of November 7, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.45 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.43

Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)

10.44

Purchase and Sale Agreement, dated as of February 23, 2007, by and among GIN Housing Partners I, L.L.C. and the persons and entities identified as sellers on the signature pages thereto, portions of which have been omitted pursuant to a request for confidential treatment.

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2007.

NORTHSTAR REALTY FINANCE CORP.

By:	/s/ David T. Hamamoto
Name: David T. Hamamoto Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew C. Richardson and Albert Tylis and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David T. Hamamoto	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2007
David T. Hamamoto

/s/ Andrew C. Richardson	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2007
Andrew C. Richardson

/s/ Lisa Meyer	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2007
Lisa Meyer

/s/ W. Edward Scheetz	Chairman of the Board of Directors	March 14, 2007
W. Edward Scheetz

/s/ William V. Adamski	Director	March 14, 2007
William V. Adamski

/s/ Preston Butcher	Director	March 14, 2007
Preston Butcher

/s/ Judith A. Hannaway	Director	March 14, 2007
Judith A. Hannaway

/s/ Wesley D. Minami	Director	March 14, 2007
Wesley D. Minami

/s/ Louis J. Paglia	Director	March 14, 2007
Louis J. Paglia

/s/ Frank V. Sica	Director	March 14, 2007
Frank V. Sica