Form 10-Q
period 2007-03-31
NORTHSTAR REALTY
filed 2007-05-10
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

Commission File Number: 001-32330

______________

NORTHSTAR REALTY FINANCE CORP.

(Exact Name of Registrant as Specified in its Charter)

Maryland	11-3707493
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

399 Park Avenue, 18th Floor
New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600
Registrant’s Telephone Number, Including Area Code)

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

______________

The Company has one class of common stock, par value $0.01 per share, with 61,344,601 shares outstanding as of May 10, 2007.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT
For the three months Ended March 31, 2007

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$43,770	$44,753
Restricted cash	291,968	134,237
Operating real estate, net	847,006	468,608
Available for sale securities, at fair value	1,361,477	788,467
CDO deposit and warehouse agreements	4,610	32,649
Collateral held by broker	15,366	—
Real estate debt investments	2,089,136	1,571,510
Investments in and advances to unconsolidated ventures	11,607	11,845
Receivables, net of allowance of $6 and $9 in 2007 and 2006, respectively	26,914	17,477
Unbilled rents receivable	3,345	2,828
Derivative instruments, at fair value	721	958
Receivables – related parties	346	378
Deferred costs and intangible assets, net	120,899	90,200
Other assets	61,493	21,710
Assets of properties held for sale	1,754	—
Total assets	$4,880,412	$3,185,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes and loans payable	$691,772	$390,665
Liability to subsidiary trusts issuing preferred securities	251,158	213,558
CDO bonds payable	2,439,439	1,682,229
Credit facilities	435,798	16,000
Repurchase obligations	70,251	80,261
Securities sold, not yet purchased	15,171	—
Obligations under capital leases	3,475	3,454
Accounts payable and accrued expenses	21,977	20,025
Escrow deposits payable	69,764	58,478
Derivative liability, at fair value	24,920	16,012
Other liabilities	41,166	22,308
Liabilities of properties held for sale	15	—
Total liabilities	4,064,906	2,502,990

Minority interest in operating partnership	9,515	7,655
Minority interest in joint ventures	15,204	15,204

Commitments and contingencies	—	—
Stockholders’ Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 6,200,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	149,887	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,344,601 and 61,237,781 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	612	612
Additional paid-in capital	590,823	590,035
Retained earnings	1,453	16,570
Accumulated other comprehensive loss	(9,855)	(5,313)
Total stockholders’ equity	790,787	659,771
Total liabilities and stockholders’ equity	$4,880,412	$3,185,620

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)
Revenues and other income:
Interest income	$58,304	$18,991
Interest income – related parties	2,965	2,927
Rental and escalation income	19,332	6,433
Advisory and management fee income – related parties	1,421	1,503
Other revenue	2,232	1,916
Total revenues	84,254	31,770
Expenses:
Interest expense	47,557	14,332
Real estate properties – operating expenses	2,757	1,512
General and administrative:
Salaries and equity based compensation(1)	8,791	3,976
Auditing and professional fees	2,705	1,650
Other general and administrative	3,033	1,391
Total general and administrative	14,529	7,017
Depreciation and amortization	6,590	2,495
Total expenses	71,433	25,356
Income (loss) from operations	12,821	6,414
Equity in earnings of unconsolidated/uncombined ventures	16	92
Unrealized gain (loss) on investments and other	(7,291)	2,315
Realized gain on investments and other	2,541	—
Income from continuing operations before minority interest	8,087	8,821
Minority interest in operating partnership	(376)	(1,398)
Income from continuing operations	7,711	7,423
Income (loss) from discontinued operations, net of minority interest	(48)	31
Gain on sale from discontinued operations, net of minority interest	—	133
Gain on sale of joint venture interest, net of minority interest	—	279
Net income	7,663	7,866
Preferred stock dividends	(1,313)	—
Net income available to common shareholders	$6,350	$7,866

Net income per share from continuing operations (basic/diluted)	$0.10	$0.25
Income per share from discontinued operations (basic/diluted)	—	—
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	0.01
Net income available to common shareholders	$0.10	$0.26
Weighted average number of shares of common stock:
Basic	61,329,675	30,566,586
Diluted	64,126,691	36,323,517

——————

(1)

The three months ended March 31, 2007 and 2006, includes $3,731 and $1,713 of equity based compensation expense, respectively.

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)

Net income	$6,350	$7,866
Unrealized gain (loss) on available for sale securities	(3,736)	(2,972)
Change in fair value of derivatives	(790)	1,797
Reclassification adjustment for gains/(losses) included in net income	(16)	—
Comprehensive Income	$1,808	$6,691

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands, except per share data)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)
Net cash provided by operating activities	$25,398	$22,284
Cash flows from investing activities:
Acquisition of operating real estate, net	(402,143)	(21,934)
Net proceeds from disposition of operating real estate	—	2,168
Real estate debt investments acquisition costs	(1,125)	(172)
Real estate debt investments repayments	86,423	77,198
Deferred lease cost	—	(42)
Intangible asset related to acquisition	—	(2,838)
Acquisition of debt securities available for sale	(636,024)	(59,131)
Proceeds from disposition of securities available for sale	46,623	—
Debt security available for sale repayments	22,952	—
Increase in CDO warehouse deposits	(7,000)	(10,814)
Acquisitions/originations of real estate debt investments	(645,222)	(224,441)
Cash receipts from CDO issuer	8,233	—
Restricted cash from investing activities	(149,318)	(5,457)
Acquisition Deposits	(4,778)	—
Investment in and advances to unconsolidated ventures	—	(8,738)
Distributions from unconsolidated ventures	211	—
Sale of investment in unconsolidated ventures	—	2,905
Net cash used in investing activities	(1,681,168)	(251,296)
Cash flows from financing activities:
Collateral held by broker	(15,366)	—
Securities sold, not yet purchased	28,472	—
Settlement of short sale	(13,486)	—
Mortgage notes and loan borrowings	301,294	17,480
Proceeds from issuance of CDO bonds	798,960	300,098
Settlement of derivative	—	632
Mortgage principal repayments	(1,253)	(259)
Borrowings under credit facilities	588,107	196,942
Repayments on credit facilities	(168,309)	(381,338)
Repurchase obligation borrowings	22,974	57,234
Repurchase obligation repayments	(32,983)	(112)
CDO bonds repayment	(18,000)	—
Other loans payable	13,300	—
Proceeds from preferred stock offering	155,000	—
Borrowings from subsidiary trusts issuing preferred securities	37,500	50,000
Payment of deferred financing costs	(12,294)	(8,317)
Dividends (common and preferred)and distributions	(23,828)	(9,842)
Offering costs	(5,301)	(5)
Net cash provided by financing activities	1,654,787	222,513
Net decrease in cash & cash equivalents	(983)	(6,499)
Cash & cash equivalents – beginning of period	44,753	27,898
Cash & cash equivalents – end of period	$43,770	$21,399
Supplemental disclosure of cash flow information:

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
(Amounts in thousands, except per share data)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(Unaudited)
Supplementary disclosure of non-cash investing and financing activities:
Available for sale securities	$(5,317)	$—
CDO warehouse deposits	24,203	—
Real estate debt investments	(37,820)	—
Operating real estate	(15,703)	—
Mortgage notes and loans payable	1,066	—
CDO bonds payable	(23,750)	—

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Formation and Organization

NorthStar Realty Finance Corp., a Maryland corporation (the “Company”), is a self-administered and self-managed real estate investment trust (“REIT”), which was formed in October 2003 in order to continue to expand the subordinate real estate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp. (“NCIC”). Substantially all of the Company’s assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”). On October 29, 2004, the Company closed its initial public offering (the “IPO”) pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.1 million, net of issuance costs of $19.9 million. On November 19, 2004, the Company issued an additional 1,160,750 shares of common stock pursuant to the exercise of the overallotment option by the underwriters of the IPO, with proceeds to the Company of $9.7 million, net of issuance costs of $0.7 million. In connection with the IPO, the Company also issued 50,000 shares of common stock, as partial compensation for underwriting services, to the lead underwriter of the IPO. In addition, 38,886 shares of restricted common stock were granted to the Company’s non-employee directors. Simultaneously with the closing of the IPO on October 29, 2004, three majority-owned subsidiaries of NCIC (the “NCIC Contributing Subsidiaries”) contributed certain controlling and non-controlling interests in entities through which NCIC conducted its subordinate real estate debt, real estate securities and net lease businesses (collectively the “Initial Investments”) to the Operating Partnership in exchange for an aggregate of 4,705,915 units of limited partnership interest in the Operating Partnership (the “OP Units”) and approximately $36.1 million in cash (the “Contribution Transactions”) and an agreement to pay certain related transfer taxes on behalf of NCIC in the amount of approximately $1.0 million. From their inception through October 29, 2004, neither the Company nor the Operating Partnership had any operations.

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

In connection with the acquisition, the Company entered into a management incentive bonus plan with the senior management of NRF Capital. The bonus plan, as defined in the agreement, is based upon the performance of loans originated by NRF Capital and is payable quarterly in cash over the term of the originated loans. As of March 31, 2007, the senior management of NRF Capital has earned $4.2 million related to the bonus plan of which $0.4 million has been paid. These costs are considered a direct cost of originating the loans and, accordingly, are deferred and recognized as a reduction of the related loan’s yield.

Wakefield Capital LLC

In May 2006, the Company entered into a joint venture with Chain Bridge Capital LLC (“Chain Bridge”) to form Wakefield Capital LLC (“Wakefield). The joint venture will acquire, finance and/or otherwise invest in senior housing and healthcare-related properties. In connection with the formation of the venture, Chain Bridge contributed substantially all of its assets to Wakefield for its $15.1 million membership interest in the joint venture.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Formation and Organization – (continued)

At March 31, 2007, the Company’s and Chain Bridge’s contributed capital was $143.8 million and $15.1 million, respectively. The Company controls all major decisions; accordingly, the joint venture’s financial statements are consolidated into the Company’s condensed consolidated financial statements and Chain Bridge’s capital is treated as minority interest. Income is allocated as defined in the Wakefield LLC agreement and no income was allocated to Chain Bridge for the three months ended March 31, 2007.

Monroe Capital Northstar Funding LLC

In March 2007, the Company entered into a joint venture with Monroe Capital, LLC, a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. The Company owns a 95% controlling interest in Monroe Capital Northstar Funding LLC (“Monroe Capital”), which is consolidated in the condensed consolidated financial statements. As of March 31, 2007, the joint venture had no operations. In conjunction with the formation of the new venture, the Company acquired a 49.9% non-controlling interest of Monroe Capital Management Advisors LLC (“Monroe Management”), a management business that will originate, structure and syndicate middle-market corporate loans and provide asset management services for the Company’s interest in Monroe Capital. This investment is accounted for under the equity method. See footnote 7 for a description of the accounting for Monroe Management.

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s December 31, 2006 consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries which are either majority-owned or controlled by the Company or variable interest entities (“VIE”) where the Company is the primary beneficiary in accordance with the provisions of FIN 46(R)-6. All significant intercompany balances have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Operating Real Estate

Acquisitions

In February 2007, the Company purchased a 178,213 square foot office property located in Milpitas, CA for $30.0 million. The property is net leased for ten years. The Company financed the acquisition with a $23.3 million non-recourse first mortgage which bears a fixed interest rate of 5.95% and matures on March 6, 2017, and the balance in cash.

In March 2007, the Company purchased a 165,000 square foot office property located in Fort Mill, SC for $34.2 million. The property is net leased with a remaining lease term of 13.6 years. The Company financed the acquisition with a $27.7 million non-recourse first mortgage, bearing a fixed interest rate of 5.63%, a mezzanine loan of $3.4 million which bears a fixed interest rate of 6.21% and both loans mature on April 6, 2017, and the balance in cash.

Wakefield Joint Venture

During the quarter, the Wakefield joint venture closed on the four acquisitions described below:

A $101.0 million acquisition of a portfolio of 18 assisted living facilities on 15 campuses totaling 372,349 square feet located throughout Wisconsin. The properties are net leased to a single tenant under a lease that expires January 2017. The portfolio was financed with 15 non-recourse first mortgages totaling $75.0 million, bearing a fixed interest rate of 6.39%, and matures in February 2017, and the balance in cash.

A $214.9 million acquisition of a portfolio of 28 assisted living facilities totaling 1,063,387 square feet located in California, Georgia, Illinois, Nebraska, Ohio, Oklahoma, Tennessee and Texas. The properties are net leased to a single tenant under a lease that expires in January 2017. The portfolio was financed with a non-recourse first mortgage totaling $160 million, which bears a fixed interest rate of 6.49% and matures in January 2017, and the balance in cash.

A $10.5 million acquisition of two assisted living facilities located in Illinois, and totaling 72,786 square feet. The properties are net leased to a single tenant under a lease that expires in January 2017. The acquisition was financed with a $7.7 million non-recourse first mortgage, which bears a fixed interest rate of 6.59%, and matures in January 2017, and the balance in cash.

A $11.0 million acquisition of a skilled nursing facility located in Kentucky, consisting of 67,706 square feet. The property is net leased to a single tenant under a fifteen year lease with three five year extension options. The property was financed with a $7.65 million non-recourse first mortgage, bearing a fixed interest rate of 7.12% maturing in August 2010 and the balance in cash.

Discontinued Operations

The condensed consolidated statement of operations for the three months ended March 31, 2007 and March 31, 2006, includes results of operations of real estate assets sold or held for sale. These assets include two assisted care living facilities which were held for sale on March 31, 2007 and two net lease properties which were sold in January 2006.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Operating Real Estate – (continued)

The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the three months ended March 31, 2007 and March 31, 2006 (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Revenue:
Rental and escalation income	$38	$77
Interest and other	—	1
Total revenue	38	78
Expenses:
Real estate property operating expenses	—	41
General and administrative expenses	1	—
Interest expense	15	—
Depreciation and amortization	27	—
Total expenses	43	41
Income (loss) from discontinued operations	(5)	37
Gain/(loss) on disposition of discontinued operations	(45)	158
Income (loss) from discontinued operations before minority interest	(50)	195
Minority interest	(2)	(31)
Income (loss) from discontinued operations, net of minority interest	$(48)	$164

4. Available for Sale Securities

The following is a summary of the Company’s available for sale securities at March 31, 2007 and December 31, 2006 (in thousands):

March 31, 2007	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value

CMBS	$1,011,293	$10,563	$(7,719)	$1,014,137
Real estate CDO	95,649	454	(2,987)	93,116
REIT debt	152,605	2,573	(562)	154,616
CDO equity	66,709	9,876	(1,977)	74,608
Trust preferred securities	25,000	—	—	25,000
Total	$1,351,256	$23,466	$(13,245)	$1,361,477

At March 31, 2007, the maturities of the debt securities available for sale range from one to 46 years.

During the three months ended March 31, 2007, proceeds from the sale and redemption of available for sale securities was $32.6 million. The realized gain on the redemption was $1.5 million of which $1.3 million was the unrealized gain which was included in other comprehensive income.

December 31, 2006	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value

CMBS	$551,194	$11,830	$(1,577)	$561,447
Real estate CDO	58,021	812	(1,427)	57,406
REIT debt	82,836	3,480	—	86,316
CDO equity	67,225	3,605	(2,532)	68,298
Trust preferred securities	15,000	—	—	15,000
Total	$774,276	$19,727	$(5,536)	$788,467

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Available for Sale Securities – (continued)

At December 31, 2006, the maturities of the debt securities available for sale range from seven to 49 years.

5. CDO Deposit and Warehouse Agreements

Warehouse Agreements

In March 2006, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank had agreed to purchase up to $450 million of CMBS and other real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s next real estate securities CDO, CDO IX. In October 2006, the Company amended the warehouse agreement which allowed the Company to borrow up to $750 million under the facility. In February 2007, the Company closed CDO IX and terminated the warehouse agreement.

In February 2007, the Company entered into a new warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $600 million of real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s next securities CDO. At March 31, 2007, the Company has made $5.0 million of deposits as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities that will be made under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities under the terms of the warehouse agreement. As of March 31, 2007, the bank has accumulated $71.3 million of securities under this warehouse agreement.

These agreements are treated as non-hedge derivatives for accounting purposes and marked-to-market through income. The Company has recorded a $3.9 million unrealized loss and $2.1 million unrealized gain for the three months ended March 31, 2007 and 2006, respectively.

6. Real Estate Debt Investments

At March 31, 2007 and December 31, 2006 the Company held the following real estate debt investments (in thousands):

March 31, 2007	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments

Whole loans, floating rate	$1,115,878	53.4%	—%	3.09%	64
Whole loans, fixed rate	91,757	4.4	9.94	—	10
Subordinate mortgage interests, floating rate	110,810	5.3	—	5.21	8
Mezzanine loans, floating rate	538,123	25.7	—	5.23	18
Mezzanine loan, fixed rate	148,359	7.1	10.86	—	16
Preferred equity, fixed rate	29,506	1.4	9.35	—	2
Other loans – floating	47,134	2.3	—	2.11	4
Other loans – fixed	7,569	0.4	5.53	—	1
Total/Weighted average	$2,089,136	100.0%	10.25%	3.83%	123

——————

(1)

Approximately $1.4 billion of these investments serve as collateral for our three real estate debt CDO issuances, $550.5 million is financed under the Wachovia facility and the balance is financed under other borrowing facilities, and the Company has future funding commitments totaling $646.6 million related to these investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Real Estate Debt Investments – (continued)

December 31, 2006	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments

Whole loans, floating rate	$884,340	56.3%	—%	3.09%	53
Whole loans, fixed rate	90,343	5.7	8.29	—	10
Subordinate mortgage interests, floating rate	97,345	6.2	—	4.53	9
Mezzanine loans, floating rate	293,825	18.7	—	5.43	12
Mezzanine loan, fixed rate	126,448	8.0	10.85	—	11
Preferred equity, fixed rate	29,271	1.9	9.35	—	2
Other loans – floating	42,195	2.7	—	2.47	7
Other loans – fixed	7,743	0.5	5.53	—	1
Total/Weighted average	$1,571,510	100.0%	9.60%	3.70%	105

——————

(1)

Approximately $1.3 billion of these investments serve as collateral for  our three real estate debt CDO issuances and the balance is financed under other borrowing facilities, and the Company had future funding commitments totaling $290.8 million related to these investments..

The Company has identified two real estate debt investments as variable interests in a VIE and has determined that the Company is not the primary beneficiaries of these VIEs and as such the VIEs should not be consolidated in the Company’s consolidated financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of its investments of $55.0 million. For all other investments, the Company has determined they are not VIEs and, as such, the Company has continued to account for these real estate debt investments as loans.

7. Investment in and Advances to Unconsolidated Ventures

Monroe Capital Management Advisors, LLC

In March 2007, the Company entered into a joint venture with Monroe Capital LLC (“Monroe”), a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. The Company owns a 49.9% non-controlling interest in Monroe Capital Management Advisors, LLC (“Monroe Management”) that will originate, structure and syndicate middle-market corporate loans for Monroe Capital and provide asset management services. The Company will account for its investment in the management company on the equity method of accounting.

Northstar Realty Finance Trusts

The Company owns all of the common stock of Northstar Realty Finance Trust, Northstar Realty Finance Trust II, NorthStar Realty Finance Trust III, NorthStar Realty Finance Trust IV, NorthStar Realty Finance Trust V , NorthStar Realty Finance Trust VI and Northstar Realty Finance Trust VII (collectively, the “Trusts”). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At March 31, 2007 and December 31, 2006, the Company had an investment in the Trusts of approximately $3.7 and $3.5 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Borrowings

The following is a table of the Company’s outstanding borrowings as of March 31, 2007 and December 31, 2006 (in thousands):

	Stated Maturity	Interest Rate	Balance at March 31, 2007	Balance at December 31, 2006

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015	5.65%	$43,427	$43,506
Salt Lake City	9/1/2012	5.16%	16,495	16,584
EDS	10/8/2015	5.37%	48,850	49,017
Executive Center	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,480	17,480
Indianapolis	2/1/2017	6.06%	28,600	28,600
Wake field GE	8/30/2010	6.49% to 7.43%	59,210	51,560
Wakefield – Wachovia	2/11/2014	5.94%	33,300	33,300
Wakefield – GE	1/31/2017	6.49% to 6.59%	167,874	—
Wakefield – FNMA	2/1/2017	6.39%	75,000	—
Aurora	7/11/2016	6.22%	33,500	33,500
DSG	10/11/2016	6.17%	34,935	35,038
Keene	2/1/2016	5.85%	6,947	6,970
Fort Wayne	1/1/2015	6.41%	3,609	3,626
Portland	6/17/2014	7.34%	5,095	5,132
Milpitas	3/6/2017	5.95%	23,250	—
Fort Mill	4/6/2017	5.63%	27,700	—
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014	6.64%	11,670	11,985
Aurora	5/11/2012	7.37%	—	2,887
Fort Mill	4/6/2017	6.21%	3,350	—
Repurchase obligations	See Repurchase Obligations below	LIBOR varies	70,251	80,261
Credit Facilities
DBAG	12/21/2007	LIBOR + 0.75% to 2.25%	—	—
Wachovia	7/12/2008	LIBOR + 0.15% to 2.50%	335,635	16,000
Keybanc	11/3/2009	LIBOR + 2.00% to 2.50%	—	—
WA Euro	7/11/2011	Euribor + 1.5%	100,163	—
CDO bonds payable
CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
CDO VI	6/1/2041	LIBOR + 0.55% (average spread)	312,079	312,079
CDO VII	6/22/2051	LIBOR + 0.34% (average spread)	510,800	510,800
CDO VIII	2/1/2041	LIBOR + 0.58% (average spread)	557,600	535,600
CDO IX	8/7/2052	LIBOR + 0.32% (average spread)	758,960	—
Abacus NS2	8/28/2046	LIBOR + 4.41% (average spread)	—	23,750
Liability to subsidiary trusts issuing preferred securities(1)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	LIBOR + 2.90%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR + 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR + 2.50%	37,600	—
			$3,888,418	$2,382,713

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Borrowings – (continued)

——————

(1)

The liability to subsidiary trusts for Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.70% to 3.25%. The Company entered into interest rate swap agreements on Trusts V, VI and VII which fix the interest rates for 10 years at 8.16%, 8.02% and 7.60%, respectively.

Scheduled principal payment requirements on the Company’s borrowings are as follows as of March 31, 2007 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Liability to Subsidiary Trusts Issuing Preferred Securities	Repurchase Obligations	CDO Bonds Payable

2007	$73,131	$2,880	$—	$—	$70,251	$—
2008	340,403	4,767	335,636	—	—	—
2009	9,158	9,158	—	—	—	—
2010	68,027	68,027	—	—	—	—
2011	111,459	11,297	100,162	—	—	—
Thereafter	3,286,240	595,643	—	251,158	—	2,439,439
Total	$3,888,418	$691,772	$435,798	$251,158	$70,251	$2,439,439

At March 31, 2007, the Company was in compliance with all covenants under its borrowings.

CDO IX

In February 2007, the Company completed its ninth CDO issuance (“CDO IX”). The Company sold the investment grade rated notes having a face amount of $759.0 million and retained all of the below investment grade securities and income notes. CDO IX was collateralized by $593.4 million of securities and loans and $204.9 million of cash.

Repurchase Obligations

The Company had $70.3 million of repurchase agreements which are collateralized by $74.2 million of floating rate securities at March 31, 2007. These repurchase agreements are generally used to finance the Company’s floating rate securities, backed primarily by mortgage loans, and other investments prior to obtaining permanent financing. These repurchase obligations mature in less than 30 days, and bear LIBOR interest rates. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

WA Euro Denominated Note Purchase Agreement

In March 2007, the Company entered into a Euro denominated note purchase agreement with Wachovia Bank, National Association (“WA Euro”), to finance a note collateralized by a €75.0 million participation in a junior mezzanine loan that bear interest at three month EURIBOR plus 3.75%. The Company borrowed approximately €75.0 million under the note purchase agreement. The loan bears interest at three month EURIBOR plus 1.50%. The note purchase agreement is coterminous with the underlying mezzanine loan scheduled to mature on July 8, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Borrowings – (continued)

Liability to Subsidiary Trusts Issuing Preferred Securities

In March 2007, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust VII, completed a private placement of $37.5 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes issued by the Company, which mature on April 30, 2037. The trust preferred securities and the notes have a 30-year term, ending April 30, 2037, and bear interest at a floating rate of three-month LIBOR plus 2.50%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 7.60%.

9. Related Party Transactions

Advisory Fees

The Company has agreements with CDO I, CDO II, CDO III and CDO V, respectively, to perform certain advisory services.

The Company earned total fees of approximately $1.4 million and $1.5 million for the quarters ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, the Company had $0.3 million for each period of unpaid advisory fees recorded in the condensed consolidated balance sheets as receivables from related parties.

NSF Venture

During the first quarter of 2006, the Company sold its joint venture interest and no longer earns advisory fees from this venture. In connection with the sale, the Company recognized incentive income of approximately $1.2 million which is included in other revenue in the condensed consolidated statement of operations for the three months ended March 31, 2006. The Company also earned and recognized advisory fees from this joint venture of approximately $60,000 for the three months ended March 31, 2006.

Hard Rock Hotel Loan

On March 29, 2007, the Company purchased from Credit Suisse, or CS, a $100 million junior participation in the financing provided by CS in connection the acquisition of the Hard Rock Hotel and Casino in Las Vegas, or Hard Rock, by joint venture between DLJ Merchant Banking Partners and the Morgans Hotel Group, or Morgans, which is the minority interest in the joint venture. David Hamamoto, our president and chief executive officer, is the chairman of the board of Morgans, and Edward Scheetz, our chairman of the board, is the president and chief executive officer of Morgans.

10. Equity Based Compensation

Omnibus Stock Incentive Plan

For the three months ended March 31, 2007 the Operating Partnership granted an aggregate of 1,112,711 LTIP units which are units of partnership interests that are structured as profits interests (“LTIP units”), to certain employees of the Company pursuant to the 2004 Omnibus Stock Incentive Plan, as amended. The LTIP units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter (as defined in the vesting agreement). In addition, the LTIP unit holders are entitled to dividends on the entire grant so long as they are employed by the Company.

The Company has recognized compensation expense of $2.1 million and $1.0 million related to the amortization of all awards granted under this plan for the quarters ended March 31, 2007 and 2006, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity Based Compensation – (continued)

Long-Term Incentive Bonus Plan

In connection with the Company’s initial public offering in 2004, the Compensation Committee adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan, which we refer to as the Long-Term Incentive Plan. Up to 2.5% of the Company’s total capitalization as of consummation of our initial public offering was available to be paid under the Long-Term Incentive Plan in cash, shares of common stock or other share-based forms at the discretion of the Compensation Committee, if certain return hurdles are met.

The Compensation Committee established the return hurdle for these performance periods as an annual return on paid in capital as defined in the plan, equal to or greater than 12.5%. If the Company achieves the return hurdles, the vested awards are paid. The Company achieved the initial performance hurdle for the one-year period beginning October 1, 2005 and each of the participants that was an employee at the conclusion of the first performance period received LTIP units equal to half of his or her reserved amount. Each of the participants will be entitled to the other half of his or her total reserved amount if the Company met the return hurdle for the one-year period beginning on October 1, 2006 and such participant is employed through the end of this second performance period.

At March 31, 2007, management estimated it would meet the performance hurdles for the second performance period and in accordance with FASB 123(R), the Company has recognized compensation expense in the consolidated financial statements for the three months ended March 31, 2007 and 2006 of $0.7 million and $0.4 million, respectively.

Employee Outperformance Plan

In connection with the employment agreement of the Company’s chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company’s real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company’s chief investment officer an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company’s chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company’s buyout option, he will be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination increases with each year of employment until the fifth anniversary, at which point the chief investment officer is 100% vested in the full amount of the payment that would be due related to the annual bonus participation amount on the real estate securities business income earned on, business initiated five years earlier, over the return hurdle. The Company has recorded compensation expense under this plan for the three months ended March 31, 2007 and 2006 of $0.6 million and $0.3 million, respectively.

2006 Outperformance Plan

In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the “Outperformance Plan”), a long-term compensation program to further align the interests of the Company’s stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a “performance pool” if the Company’s total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of our common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee’s award under

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Equity Based Compensation – (continued)

the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the Outperformance Plan will be allocated among the Company’s employees in accordance with the percentage specified in each employee’s award agreement. Although the amount of the awards earned under the Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the Outperformance Plan in accordance with SFAS 123 (R) “Stock Based Compensation”. The fair value of the Outperformance Plan on the date of adoption was determined to be $4.1 million based upon a third-party appraisal by an independent firm that is an expert in valuing target based compensation plans. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $0.3 million for each of the three month periods ended March 31, 2007 and 2006.

11. Stockholders’ Equity

Preferred Stock

In February 2007, the Company completed a public offering of 6,200,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock at a price of $25.00 per share and generated net proceeds of $150.0 million.

Dividends

On January 23, 2007, the Company declared a cash dividend of $0.35 per share of common stock and of $0.54688 per share of Series A preferred stock. The dividends were paid on February 15, 2007 to the shareholders of record as of the close of business on February 5, 2007.

12. Minority Interest in Operating Partnership

Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units and common stock outstanding. The issuance of additional shares of beneficial interest (the “Common Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2007, minority interest related to the aggregate limited partnership units of 2,994,471 was $9.5 million.

13. Risk Management and Derivative Activities

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Risk Management and Derivative Activities – (continued)

The Company has acquired all the notes of a synthetic CMBS CDO that entered into a credit default swap agreement with a major financial institution to sell credit protection on a pool of CMBS securities. As of March 31, 2007, the Company recorded an unrealized loss of $4.1 million in the consolidated statement of operations in connection with the mark-to-market adjustment on the credit default swap. The Company’s maximum exposure to loss on the credit default swap is limited to its $54.2 million initial investment.

The following tables summarize the Company’s derivative financial instruments as of March 31, 2007 and December 31, 2006 (in thousands).

	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity

Interest rate swaps and basis swaps
As of March 31, 2007	$763,034	$(20,086)	4.18%–7.26%	February 2008–January 2019
As of December 31, 2006	725,533	(15,055)	4.18%–7.31%	March 2010–August 2018

14. Off Balance Sheet Arrangements

CDO Issuances

The Company has interests in four unconsolidated CDO issuances, whose CDO notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the preferred equity or the income notes of each CDO, which are the equity securities of the CDO issuances, and, with the exception of CDO I, all of the below investment grade CDO Notes of each CDO issuance. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual collateral management fee. The Company’s interests in CDO I, CDO II, CDO III and CDO V are each accounted for as a single debt security available for sale pursuant to EITF 99-20.

The following tables describe certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of March 31, 2007 and December 31, 2006 (in thousands):

	CDO Collateral – March 31, 2007				CDO Notes – March 31, 2007
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate	Stated Maturity

CDO I(2)	8/21/03	$331,741	6.58%	5.26	$313,851	6.24%	8/1/2058
CDO II	7/1/04	353,384	6.25	6.12	317,062	5.79	6/1/2039
CDO III	3/10/05	401,545	6.36	5.58	359,793	5.88	6/1/2040
CDO V	9/22/05	501,021	5.95	8.87	461,500	5.17	9/5/2045
Total		$1,587,691	6.25%	6.67	$1,452,206	5.71%

——————

(1)

Includes only notes held by third parties.

(2)

The Company has an 83.3% interest.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Off Balance Sheet Arrangements – (continued)

	CDO Collateral – December 31, 2006				CDO Notes – December 31, 2006
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate at	Stated Maturity

CDO I(2)	8/21/03	$344,769	6.59%	5.40	$325,551	6.22%	8/1/2038
CDO II	7/1/04	377,911	6.30%	6.30	341,101	5.78%	6/1/2039
CDO III	3/10/05	400,963	6.38%	5.95	359,878	5.90%	6/1/2040
CDO V	9/22/05	501,021	5.92%	9.03	461,500	5.17%	9/5/2045
Total		$1,624,664	6.27%	6.86	$1,488,030	5.71%

——————

(1)

Includes only notes held by third parties.

(2)

The Company has an 83.3% interest.

Monroe CLO Equity Notes

The Company owns a residual equity interests in a CLO originated by Monroe Capital, LLC. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. Based on the projected future cash flows the equity is yielding an internal rate of return of approximately 18%. The CLO was determined to be a variable interest entity under Fin46(R)-6 and the Company was determined not to be the primary beneficiary; therefore, the financial statements of the CLO are not consolidated into the condensed financial statements of the Company. The Company’s residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $17.2 million for the three months ended March 31, 2007.

Synthetic CMBS CDO

The Company owns all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference commercial securities. The notes yield a blended spread above LIBOR of approximately 4.41%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyers under the credit default swaps. SEAWALL 2006-4a is determined to be a Qualified Special Purpose Entity (“QSPE”) and accordingly is not consolidated. The notes acquired are accounted for as debt securities available for sale and are carried at their fair value with net unrealized gains or losses reported as a component of other comprehensive income. The fair value of the notes was $27.0 million for the three months ended March 31, 2007.

The Company’s potential loss in its off balance sheet investments is limited to the carrying value of its investment, of $154.1 million and $126.6 million at March 31, 2007 and December 31, 2006, respectively.

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

The Company’s operating real estate segment is focused on acquiring commercial real estate facilities located throughout the U.S. that are primarily leased under long-term triple-net leases to corporate tenants. Triple-net leases generally require the lessee to pay all costs of operating the facility, including taxes and insurance and maintenance of the facility. The Company’s net-leased facilities are currently located in New York, Ohio, California, Utah, Pennsylvania, New Jersey, Indiana, Illinois, New Hampshire, Massachusetts, Kansas, Maine, South Carolina, Michigan, Colorado, North Carolina, Florida, Washington, Oregon, Wisconsin, Georgia, Oklahoma, Nebraska, Tennessee, Texas and Kentucky. Revenues from these assets are generated from rental income received from lessees of the facilities, and operating expenses include interest costs related to financing the assets, operating expenses, real estate taxes, insurance, ground rent and repairs and maintenance. The segment generates income from operations by leasing these facilities at a higher rate than its costs of owning and financing the assets.

The following table summarizes segment reporting for the three months ended March 31, 2007 and 2006 (in thousands):

	Operating Real Estate	Real Estate Debt	Real Estate Securities	Unallocated(1)	Consolidated Total

Total revenues for the three months ended
March 31, 2007	$20,313	$41,230	$20,161	$2,550	$84,254
March 31, 2006	6,567	21,291	3,763	149	31,770
Income (loss) from continuing operations for the three months ended
March 31, 2007	(514)	15,983	2,247	(9,629)	8,087
March 31, 2006	(114)	11,563	5,609	(8,237)	8,821
Net income (loss) for the three months ended
March 31, 2007	(561)	15,983	2,247	(10,006)	7,663
March 31, 2006	50	11,842	5,609	(9,635)	7,866

Total assets as of March 31, 2007	$978,707	$2,242,744	$1,521,502	137,459	$4,880,412

——————

(1)

Unallocated includes corporate level interest income, interest expense and general & administrative expenses.

16. Subsequent Events

Common Dividends

On April 25, 2007, the Company declared a cash dividend of $0.36 per share of common stock. The dividend is expected to be paid on May 15, 2007 to the shareholders on record as of the close of business on May 7, 2007.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Subsequent Events – (continued)

Preferred Dividend

On April 25, 2007 the Company declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.55573 per share of Series B preferred stock, payable on May 15, 2007 to shareholders of record on May 7, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Introduction

We primarily derive revenues from interest income on the real estate debt investments that we originate with borrowers or acquire from third parties, from real estate securities in which we invest and rental income from our net lease investments. We also generate interest revenues from our ownership interest in non-consolidated securities CDOs and advisory fee income, and income from our unconsolidated ventures. Other income comprises a much smaller and more variable source of revenues and is generated principally from fees associated with early loan repayments and gains/losses from sales and redemptions of securities.

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

During the first quarter of 2007, the subprime residential lending markets began to experience significant defaults. Many originators of these mortgages closed their operations and went out of business. Several lending markets, including the commercial real estate finance markets, experienced greater volatility resulting from disruptions in the residential sector. We do not have any subprime exposure or direct exposure to the residential lending markets; however, we believe our and our competitor’s cost of financing as well as overall market-demanded risk premiums in commercial lending have increased. We currently believe that the increased cost of capital will not have a material impact on our profitability measures and expect that a portion of the impact of increased capital costs will be offset by increased yields on newly-originated assets.

Investors in our securities should read the introduction to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a detailed discussion of the following items:

•

Key profitability measures, including adjusted funds from operations and return on average common book equity before and after general and administrative expenses;

•

Key factors that affect our profitability, including asset growth, credit risk management, corporate expense management and availability and cost of capital;

•

Key trends that we believe may impact our business in the foreseeable future, including that;

•

large amounts of competitive capital continue to flow into commercial real estate, driving down risk premiums;

•

general economic conditions remain healthy in the U.S.;

•

interest rates remain low by historical standards; and

•

default rates on mortgages remain low.

During the period covered by this report, we experienced no material changes in our key annual profitability measures, key factors that affect our profitability or key trends discussed in the introduction to Managements Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Investors are also encouraged to read the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies

Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting policies” for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Revenues

Interest Income

Interest income for the three months ended March 31, 2007 totaled $58.3 million, representing an increase of $39.3 million or 207%, compared to $19.0 million for the three months ended March 31, 2006. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate debt, securities and net lease investments with a net book value of $2.42 billion subsequent to March 31, 2006. Income from new investment activities was slightly offset by approximately $496.8 million of real estate securities and debt repayments since March 31, 2006.

Interest Income — Related Parties

Interest income from related parties for the three months ended March 31, 2007 totaled $3.0 million, which was essentially flat as compared to $2.9 million for the three months ended March 31, 2006. Interest income-related parties is primarily attributable to our investment in the non-investment grade note classes of our unconsolidated CDOs. All of our securities CDOs completed since 2006 have been accounted for as on-balance sheet financings.

Rental and Escalation Income

Rental and escalation income for the three months ended March 31, 2007 totaled $19.3 million, representing a $12.9 million, or 202% increase compared to $6.4 million for the three months ended March 31, 2006. The increase was attributable to the $685.4 million of real estate acquisitions made subsequent to March 31, 2006. These acquisitions collectively contributed additional rental income of $12.1 million. In addition, properties acquired during the first quarter 2006 contributed additional rental income of $0.6 million as a result of having a full quarter’s benefit of the properties income in 2007.

Advisory and Management Fee Income — Related Parties

Advisory fees from related parties for the three months ended March 31, 2007 totaled $1.4 million, representing a decrease of approximately $0.1 million, or 7%, compared to $1.5 million for the three months ended March 31, 2006. The decrease is the result of lower advisory fees on our unconsolidated CDOs as a result of lower collateral balances due to asset paydowns.

Other Revenue

Other revenue for the three months ended March 31, 2007 totaled $2.2 million, representing an increase of $0.3 million, or 16%, compared to $1.9 million for the three months ended March 31, 2006. Other revenue for first quarter 2007 included $1.0 million of recurring income from premiums received on credit default swaps related to Abacus NS2, a consolidated synthetic CDO we acquired in August 2006, $0.3 million related to a one-time consent fee on the early repayment of one of our real estate securities investment, $0.7 million in prepayment penalties and loan assumption fees from loans in our real estate debt portfolio and $0.2 million of net expense reimbursements from tenants in our net lease portfolio. In first quarter 2006 other revenue included a one-time $1.2 million gain recognized in the first quarter of 2006 related to the sale of our NSF venture on February 1, 2006 and approximately $0.7 million of prepayment fees.

Expenses

Interest Expense

Interest expense for the three months ended March 31, 2007 totaled $47.6 million, representing an increase of $33.3 million or 233%, compared to $14.3 million for the three months ended March 31, 2006. This increase was primarily attributable to an increase in debt outstanding from the financing of our new investments. Our on-balance sheet financings of our real estate debt, securities and net lease investments increased from $1.2 billion as of March 31, 2006 to $3.9 billion in March 31, 2007. In addition, there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

Real Estate Properties – Operating Expenses

Property operating expenses for the three months ended March 31, 2007 totaled $2.8 million, representing an increase of $1.3 million, compared to $1.5 million for the three months ended March 31, 2006. The increase was attributable to net lease properties acquired subsequent to March 31, 2006. These acquisitions collectively contributed $1.2 million of operating expenses. Properties acquired during first quarter 2006 contributed additional property operating expenses of $0.1 million as a result of having a full quarter’s benefit in 2007.

General and Administrative

General and administrative expenses for the three months ended March 31, 2007 totaled $14.5 million and increased $7.5 million, or 107%, compared to $7.0 million for the three months ended March 31, 2006. The increase is comprised of the following:

Salaries and equity-based compensation for the three months ended March 31, 2007 totaled $8.8 million, including equity based compensation of $3.7 million, representing an increase of approximately $4.8 million, or 120%, compared to $4.0 million, including equity-based compensation of $1.7 million, for the three months ended March 31, 2006. The increase was primarily attributable to an increase in salaries of $2.8 million due to higher staffing levels to accommodate the expansion of our business throughout 2006 into 2007. Equity-based compensation expense for the three months ended March 31, 2007 increased by $2.0 million over the three months ended March 31, 2006. The increase in equity based compensation was attributable to approximately $1.2 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan, (which includes additional grants of 1.1 million LTIP units in the first quarter of 2007) and $0.6 million in additional compensation expense related to our Employee Outperformance Plan.

Auditing and professional fees for the three months ended March 31, 2007 totaled $2.7 million, representing an increase of $1.1 million, or 69%, compared to $1.6 million for the three months ended March 31, 2006. The increase was primarily attributable to professional fees relating to legal fees for general corporate work, and legal fees related to deal costs, recruiting fees for new hires, and fees related to agreed upon procedures in connection with CDOs.

Other general and administrative expenses for the three months ended March 31, 2007 totaled $2.9 million, representing an increase of approximately $1.7 million, compared to $1.2 million for the three months ended March 31, 2006. The increase was attributable to the growth of the company, these cost include occupancy costs related to the limited sublease agreement due to the expansion of our corporate offices, the lease for our new LA office and the new lease for the relocation of our corporate offices, printing expenses, public relations, cash management fees, software costs, and licensing fees.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2007 totaled $6.6 million, representing an increase of $4.1 million, or 164%, compared to $2.5 million for the three months ended March 31, 2006. This increase was primarily attributable to $685.4 million of net lease acquisitions made subsequent to March 31, 2006.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the three months ended March 31, 2007 totaled $16,000 representing a decrease of $76,000 compared to $92,000 for the three months ended March 31, 2006. The decrease was attributable to the sale of the NSF Venture. This was offset by the CS/Federal Venture interest, a net lease joint venture we entered into in February 2006.

Unrealized Gain (Loss) on Investments and Other

Unrealized gain (loss) on investments and other decreased by approximately $9.6 million for the three months ended March 31, 2007 to a loss of $7.3 million from a gain of $2.3 million for the three months ended March 31, 2006. The unrealized loss on investments for the three months ended March 31, 2007 consisted of a $3.9 million mark-to-market loss on our CDO warehouse agreement as a result of a decline in the fair market value of collateral held in the warehouses, and a $4.1 million mark-to-market loss on the credit default swaps in our synthetic CDO. Both mark-to-market adjustments resulted from credit spread widening in the commercial real estate securities markets precipitated by credit issues in the residential sub-prime lending markets. This negative adjustment was slightly offset by a $0.6 million unrealized gain related to the ineffective portion of one of our interest rate swaps in CDO IX. The unrealized gains on investment for the three months ended March 31, 2006 consists of a $2.1 million mark-to-market gain on securities and $0.2 million representing net Carry on the accumulated securities held under the CDO XI warehouse agreement.

Realized Gain on Investments and Other

The realized gain of $2.5 million for the three months ended March 31, 2007 is primarily related to the increase in fair value related to the net carry of securities during the warehouse period of $1.3 million which was realized at the close of CDO IX and a gain of $1.5 million on the early redemption of REIT debt securities in CDO VII, partially offset by a realized loss of $0.3 million on the closing of short securities position. There were no realized gains (loss) on investments and other for the three months ended March 31, 2006.

Income from Discontinued Operations, Net of Minority Interest

Income from discontinued operations represents the operations of properties sold or held for sale during the period. In 2007, our Wakefield venture was in contract to sell 2 assisted care living facilities, which closed April 2007. In the first quarter 2006, we sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations.

Gain on Sale from Discontinued Operations, Net of Minority Interest

We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006 and recognized a gain on sale, net of minority interest of $0.1 million for the three months ended March 31, 2006. We had no such gain for the three months ended March 31, 2007.

Gain on Sale of Joint Venture Interest, Net of Minority Interest

On February 1, 2006, we sold our interests in the NSF venture to the NSF venture investor and terminated the associated advisory agreements for total consideration of $2.9 million. We recognized a gain on sale, net of minority interest of $0.3 million for the three months ended March 31, 2006. We had no such gain for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had unrestricted cash and cash equivalents balance of $43.8 million. The Company requires significant capital to fund its investment activities and operating expenses. Currently, our capital sources include cash flow from operations, borrowings under revolving credit facilities, financings secured by the Company’s assets such as first mortgage and CDO financings, long-term subordinate capital such as trust preferred securities and the issuance of common perpetual preferred stock and trust preferred securities.

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non deductible excise tax.

These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital committed to its operations; however, we believe that our access to capital resources and financing will enable us to meet current and anticipated capital requirements. We believe that our existing sources of funds will be adequate for purposes of meeting our short- and long-term liquidity needs. Our ability to meet a long-term (beyond one year) liquidity requirement is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide the Company with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. On March 31, 2006, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 which was amended on April 11, 2006 and declared effective by the Securities and Exchange Commission on April 26, 2006. We completed four offerings since the shelf was declared effective.

Dividend Reinvestment and Stock Purchase Plan

Effective as of April 27, 2007, we implemented a Dividend Reinvestment and Stock Purchase Plan, or the Plan, pursuant to which we registered and reserved for issuance 15,000,000 shares of our common stock. Under the terms of the Plan, stockholders who participate in the Plan may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 5%. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. We expect to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes.

Cash Flows

The net cash flow provided by operating activities of $25.4 million, increased by $3.1 million for the three months ended March 31, 2007 from $22.3 million of cash provided by operations for the three months ended March 31, 2006. This was primarily due to the operating cash flows generated from a greater asset base resulting from net origination/acquisition volumes generated by our three business lines.

The net cash flow used in investing activities increased by $1.4 billion for the three months ended March 31, 2007 from $251.3 million for the three months ended March 31, 2006. Net cash used in investing activities in 2007 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities and originate or acquire real estate debt investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow provided by financing activities increased by $1.4 billion for the three months ended March 31, 2007 to $1.6 billion from $222.5 million of cash flow used in financing activities for the three months ended March 31, 2006. The primary source of cash flow provided by financing activities was the perpetual preferred  equity offering, the issuance of CDO bonds, borrowings under credit facilities, operating real estate, acquisition financing and issuing trust preferred securities.

Contractual Obligations and Commitments

As of March 31, 2007, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	After 5 Years

Mortgage notes	$676,752	$1,761	$10,601	$75,479	$588,911
Mezzanine loan payable	15,020	1,119	3,324	3,845	6,732
Repurchase agreements	70,251	70,251	—	—	—
CDO bonds payable	2,439,439	—	—	—	2,439,439
Liability to subsidiary trusts issuing preferred securities	251,158	—	—	—	251,158
Wachovia facility	435,799	—	335,636	100,163	—
Capital leases(1)	17,337	272	934	974	15,157
Operating leases	86,278	4,330	11,142	11,211	59,595
Unfunded commitments(2)	646,625	—	149,307	466,386	30,932
Total contractual obligations	$4,638,659	$77,733	$510,944	$658,058	$3,391,924

——————

(1)

Includes interest on the capital leases.

(2)

This represents unfunded loan commitments on our real estate debt investments.

In accordance with certain loan agreements, we have unfunded commitments of $646.6 million as of March 31, 2007, that we are obligated to fund as borrowers meet certain requirements. The timing of the funding is uncertain and the expiration of the funding ranges from August 2008 to April 2010.

Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth and a minimum level of liquidity. In addition, we provide limited guarantees to certain subsidiaries that are borrowers under the secured revolving credit facilities. These subsidiaries are required to maintain minimum debt service coverage ratios and have limits on permitted loan-to-value ratios. As of March 31, 2007, we are in compliance with all financial and non-financial covenants in our debt obligations.

Off-Balance Sheet Arrangements

CDO Issuances

The Company has interests in four unconsolidated CDO issuances, whose CDO notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the preferred equity or the income notes of each CDO, which are the equity securities of the CDO issuances, and, with the exception of CDO I, all of the below investment grade CDO Notes of each CDO issuance. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual collateral management fee. The Company’s interests in CDO I, CDO II, CDO III and CDO V are each accounted for as a single debt security available for sale pursuant to EITF 99-20.

The following tables describe certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of March 31, 2007 and December 31, 2006 (in thousands):

	CDO Collateral – March 31, 2007				CDO Notes – March 31, 2007
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate	Stated Maturity

CDO I(2)	8/21/03	$331,741	6.58%	5.26	$313,851	6.24%	8/1/2058
CDO II	7/1/04	353,384	6.25	6.12	317,062	5.79	6/1/2039
CDO III	3/10/05	401,545	6.36	5.58	359,793	5.88	6/1/2040
CDO V	9/22/05	501,021	5.95	8.87	461,500	5.17	9/5/2045
Total		$1,587,691	6.25%	6.67	$1,452,206	5.71%

——————

(1)

Includes only notes held by third parties.

(2)

The Company has an 83.3% interest.

Monroe CLO Equity Notes

The Company owns a residual equity interests in a CLO originated by Monroe Capital, LLC, a specialty finance company. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. Based on the projected future cash flows the equity is yielding an internal rate of return of approximately 18%. The CLO was determined to be a variable interest entity under Fin46(R)-6 and the Company was determined not to be the primary beneficiary therefore the financial statements are not consolidated into the condensed financial statements of the Company. The Company’s residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $ 17.2 million for the three months ended March 31, 2007

Synthetic CMBS CDO

The Company owns all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 4.41%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps. SEAWALL 2006-4a is determined to be a Qualified Special Purpose Entity (“QSPE”) and accordingly is not consolidated. The notes acquired are accounted for as debt securities available for sale and are carried at their fair value with net unrealized gains or loss reported as a component of other comprehensive income. The fair value of the notes was $27.0 million for the three months ended March 31, 2007.

The Company’s potential loss in its off balance sheet investments is limited to the carrying value of its investment of $154.1 million at March 31, 2007.

Recent Developments

Dividends

Common Dividends

On April 25, 2007, the Company declared a cash dividend of $0.36 per share of common stock. The dividend is expected to be paid on May 15, 2007 to the shareholders on record as of the close of business on May 7, 2007.

Preferred Dividend

On April 25, 2007 the Company declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.55573 per share of Series B preferred stock, payable on May 15, 2007 to shareholders of record on May 7, 2007.

Tax Treatment of Distributions for the Calendar Year 2006

Dividend income for federal income tax purposes, distributions declared and paid in 2006 of our common stock totaled $1.21 per share, of which $0.17 distributions is considered a return of capital. All distributions are fully (100%) taxable as dividend income at ordinary rates to stockholders and no portion of the dividends are eligible for the 15% dividend rate or the corporate dividends received deduction.

Excess Inclusion

Stockholders will be required to treat 9.57% of our 2006 distributions to the IRS as “excess inclusion income.”

•

Tax-exempt stockholders will be required to treat excess inclusion income as unrelated business taxable income (commonly referred to as “UBTI”);

•

Non-U.S. stockholders will be subject to the 30 percent U.S. federal withholding tax in this excess inclusion income without reduction under any otherwise applicable income tax treaty; and

•

U.S. stockholders, including taxpaying entities, must report taxable income that in no event will be less than the amount of excess inclusion income.

We recommend that stockholders discuss the tax consequences of their investment, including the proper tax treatment of any excess inclusion income with their tax advisor.

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

We believe that the risk associated with an increase in market interest rates on the floating rate debt used to finance our investments in our CDOs, certain of our debt securities available for sale, and our direct investments in real estate debt, is largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

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

•

the amortization or accrual of various deferred costs including intangible assets and equity based compensation, but not deferred financing fee amortization which is included in interest expense; and

•

an adjustment to reverse the effects of unrealized gains (losses) relating to: (1) change in value of our off-balance sheet warehouse facilities caused by changes in interest rates; and (2) change in value of the credit default swaps in our consolidated synthetic CDO equity interests.

Our calculation of AFFO differs from the methodology for calculating AFFO utilized by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by such other REITs.

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

Set forth below is a reconciliation of FFO and AFFO to net income before minority interests for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Funds from Operations:
Income before minority interests	$8,087	$8,821
Adjustments:
Preferred dividend	(1,313)	—
Depreciation and amortization	6,590	2,495
Funds from discontinued operations	22	37
Real estate depreciation and amortization – unconsolidated ventures	249	118
Funds from Operations	$13,635	$11,471

Adjusted Funds from Operations:
Funds from Operations	$13,635	$11,471
Straightline rental income, net	(324)	(305)
Straightline rental income, discontinued operations	10	—
Straightline rental income, unconsolidated ventures	(60)	(8)
Amortization of equity-based compensation	3,731	1,713
Fair value lease revenue (SFAS 141 adjustment)	(176)	(27)
Unrealized gains/losses from mark-to-market adjustments	8,010	(2,074)
Adjusted Funds from Operations	$24,826	$10,770

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

Return on Average Common Book Equity (Pre-G&A and Unrealized Mark-to-Market Gain)
($ in thousands)

	The Company
	Three Months Ended March 31, 2007		Annualized March 31, 2007(3)		Year Ended December 31, 2006

Adjusted funds from operations (AFFO)	24,826		99,304	(A)	59,409
Plus: General & Administrative Expenses(1)	14,790		36,143
Less: Equity-Based Compensation and Straight-Line Rent included in G&A	3,916		9,813
AFFO, excluding G&A	35,700		142,800	(B)	85,739
Average Common Book Equity & Operating Partnership Minority Interest(2)	$601,054	(C)			378,628
Return on Average Common Book Equity (including G&A)	16.5	% (A)/(C)			15.7%
Return on Average Common Book Equity (excluding G&A)	23.8	% (B)/(C)			22.6%

——————

(1)

G&A includes insurance expense of $0.3 million which is classified in property operating expenses.

(2)

Average Common Book Equity & Operating Partnership Minority Interest is weighted for additional equity raised during the period.

(3)

Annualized numbers are calculated by taking the current quarter amounts and multiplying by 4.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At March 31, 2007, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $26.2 million, offset by an increase in our interest expense of approximately $22.0 million on our variable rate liabilities.

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

In our real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan agreements cannot repay its obligations to us in a timely manner. While we have not experienced a payment default as of the date of this Quarterly Report on Form 10-Q, our position in the capital structure may expose us to losses as a result of such default in the future. In the event that the borrower cannot repay our loan, we may exercise our remedies under the loan documents, which may include a foreclosure against the collateral if we have a foreclosure right as a real estate debt holder under the loan agreement. The real estate debt that we intend to invest in will often allow us to demand foreclosure as a real estate debt holder if our loan is in default. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

The Company has acquired all the notes of a synthetic CMBS CDO that entered into a credit default swap agreement with a major financial institution to sell credit protections on a pool of CMBS securities. As of March 31, 2007, the Company recorded an unrealized loss of $4.1 million in the consolidated statement of operations in connection with the mark-to-market adjustment on the credit default swap. The Company’s maximum exposure to loss on the credit default swap is limited to its $54.2 million initial investment.

The following tables summarize the Company’s derivative financial instruments as of March 31, 2007 (in thousands).

	Notional Amount	Fair Value	Range of Fixed Libor	Range of Maturity

Interest rate swaps and basis swaps	$763,034	$(20,086)	4.18% – 7.26%	2/2008 – 1/2010

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

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
3.4

Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.75 % Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated September 14, 2006)

3.5

Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.25 % Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated February 7, 2007)

10.1

Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2

Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3

Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.4

Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.5

Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.8 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.6

NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.7

Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)

10.8

LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC (incorporated by reference to Exhibit 10.10 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

Exhibit Number	Description

10.9

Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.11 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.10	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.11

NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.12

Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.13

Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

10.14

Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.16 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.15

Amended and Restated Junior Subordinated Indenture dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.17 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.16

Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.18 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.17

Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.18

First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.19

Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.20

Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.21

Third Amendment to the Master Repurchase Agreement, dated as of September 30, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

Exhibit Number	Description

10.22

Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, between NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.26 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.23

Agreement of Purchase and Sale, dated as of October 25, 2005, between 1552 Lonsdale LLC and 1552 Bway Owner, LLC (incorporated by reference to Exhibit 10.27 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.24

Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.25

Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.26

Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.27

Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

10.28

Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.29

Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.30

Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.31

Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)

10.32

Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.35 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)

Exhibit Number	Description

10.35

Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)

10.36

Second Omnibus Amendment to Repurchase Documents, dated as of June 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.37

Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.38

Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.39

Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)

10.40

Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.41

Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.42

Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A. (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.43

Sixth Amendment to the Master Repurchase Agreement, dated as of November 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.45 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.44

Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)

10.45

Purchase and Sale Agreement, dated as of February 23, 2007, by and among GIN Housing Partners I, L.L.C. and the persons and entities identified as sellers on the signature pages thereto, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.44 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.46	Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee

Exhibit Number	Description

10.47

Amended and Restated Trust Agreement, dated as March 30, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees

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

NORTHSTAR REALTY FINANCE CORP.

Date: May 10, 2007	By:	/s/ David T. Hamamoto
David T. Hamamoto Chief Executive Officer

	By:	/s/ Andrew C. Richardson
Andrew C. Richardson Chief Financial Officer