Form 10-K/A
period 2006-12-31
NORTHSTAR REALTY
filed 2007-06-29
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to __________________________

Commission file number: 001-32330

NorthStar Realty Finance Corp.
(Exact Name of Registrant as Specified in its Charter)

Maryland	11-3707493
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

399 Park Avenue, 18th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 547-2600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Preferred Stock, $0.01 par value 8.75% Series A Cumulative Redeemable	New York Stock Exchange

Preferred Stock, $0.01 par value 8.25% Series B Cumulative Redeemable	New York Stock Exchange

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, was $496,883,521. As of May 31, 2007, the registrant had issued and outstanding 61,369,689 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), filed within 120 days after the end of the registrant’s fiscal year ending December 31, 2006, are incorporated by reference into this Annual Report on Form 10-K/A in response to Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

Grant Thornton LLP, NorthStar Realty Finance Corp.’s (the “Company”) independent registered public accounting firm, inadvertently omitted from their audit report included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) the reference to the Predecessor for the period from January 1, 2004 through October 28, 2004. Accordingly, the Company is filing this Amendment No. 1 to its Form 10-K solely to permit Grant Thonton LLP to make such reference in its report.

All of the financial statements included herein, including those of NorthStar Realty Finance Corp. and the Predecessor, are unchanged from those included in the Company’s Form 10-K.

In connection with filing this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under Exchange Act, the Company is also filing a currently dated consent of Grant Thornton LLP and currently dated certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Exchange Act. Except as described above, and updating certain Company information on the cover page hereto, no other amendments are being made to the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

INDEX

	PART II	Page

Item 8.	Financial Statements And Supplementary Data	2

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	55

Part II.

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

INDEX TO FINANCIAL STATEMENTS

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
AND NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NorthStar Realty Finance Corp.

We have audited the accompanying consolidated balance sheet of NorthStar Realty Finance Corp. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and for the period from October 29, 2004 (commencement of operations) through December 31, 2004 and the related combined statements of operations, owners’ equity and cash flows of Northstar Realty Finance Corp. Predecessor, as defined in Note 1, for the period from January 1, 2004 through October 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2006, 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and for the period from October 29, 2004 (commencement of operations) through December 31, 2004, and the combined results of operations and cash flows of Northstar Realty Finance Corp. Predecessor for the period from January 1, 2004 through October 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

New York, New York
March 13, 2007

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except per Share Data)

	December 31, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$44,753	$27,898
Restricted cash	134,237	27,501
Operating real estate - net	468,608	198,708
Available for sale securities, at fair value	788,467	149,872
CDO deposit and warehouse agreements	32,649	9,458
Real estate debt investments	1,571,510	681,106
Investments in and advances to unconsolidated ventures	11,845	5,458
Receivables, net of allowance of $9 and $4 in 2006 and 2005	17,477	5,218
Unbilled rents receivable	2,828	1,117
Derivative instruments, at fair value	958	726
Receivables - related parties	378	528
Deferred costs and intangible assets, net	90,200	38,745
Assets of properties held for sale	—	2,918
Other assets	21,710	7,312
Total assets	$3,185,620	$1,156,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes and loans payable	$390,665	$174,296
Liability to subsidiary trusts issuing preferred securities	213,558	108,258
CDO bonds payable	1,682,229	300,000
Credit facilities	16,000	243,002
Repurchase obligations	80,261	7,054
Obligations under capital leases	3,454	3,375
Accounts payable and accrued expenses	20,025	9,091
Payables - related parties	108	26
Escrow deposits payable	58,478	11,571
Derivative liability, at fair value	16,012	32
Other liabilities	22,200	7,157
Total liabilities	2,502,990	863,862
Minority interest in operating partnership	7,655	44,278
Minority interest in joint ventures	15,204	—
Commitments and contingencies	—	—
Stockholders’ Equity:
8.75% series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 and 0 shares issued and outstanding at December 31, 2006 and 2005, respectively	57,867	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,237,781 and 30,464,930 shares issued and outstanding at December 31, 2006 and 2005, respectively	612	305
Additional paid-in capital	590,035	224,893
Retained earnings	16,570	23,965
Accumulated other comprehensive loss	(5,313)	(738)
Total stockholders’ equity	659,771	248,425
Total liabilities and stockholders’ equity	$3,185,620	$1,156,565

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Amount in Thousands, Except per Share Data)

	The Company (Consolidated)			The Predecessor (Combined)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004
Revenues and other income:
Interest income	$134,847	$40,043	$3,990	$31
Interest income-related parties	11,671	8,374	727	1,828
Rental and escalation income	37,641	11,403	510	—
Advisory and management fee income - related parties	5,906	4,813	665	2,437
Other revenue	5,874	464	38	185
Total revenues	195,939	65,097	5,930	4,481
Expenses:
Interest expense	104,265	32,568	3,352	285
Real estate properties - operating expenses	8,054	1,973	185	—
General and administrative:
Direct:
Salaries and equity based compensation(1)	22,547	11,337	3,788	953
Shared services - related party	—	1,145	231	—
Insurance	1,309	916	148	—
Auditing and professional fees	4,765	3,634	790	—
Other general and administrative	7,522	2,036	895	181
Allocated:
Salaries and other compensation	—	—	—	3,060
Insurance	—	—	—	318
Other general and administrative	—	—	—	925
Total general and administrative	36,143	19,068	5,852	5,437
Depreciation and amortization	13,646	4,352	190	—
Total expenses	162,108	57,961	9,579	5,722
Income (loss) from operations	33,831	7,136	(3,649)	(1,241)
Equity in earnings of unconsolidated/uncombined ventures	432	226	83	1,520
Unrealized gain on investments and other	4,934	867	200	279
Realized gain on investments and other	1,845	2,160	293	636
Income (loss) from continuing operations before minority interest	41,042	10,389	(3,073)	1,194
Minority interest in operating partnership	(3,951)	(2,116)	632	—
Minority interest in joint venture	(68)	—	—	—
Income (loss) from continuing operations	37,023	8,273	(2,441)	1,194
Income from discontinued operations, net of minority interest	318	547	2	—
Gain on sale of discontinued operations, net of minority interest	445	28,852	—	—
Gain on sale of joint venture interest, net of minority interest	279	—	—	—
Net income (loss)	38,065	37,672	(2,439)	1,194
Preferred stock dividends	(860)	—	—	—
Net income (loss) available to common shareholders	$37,205	$37,672	$(2,439)	$1,194
Net income (loss) per share from continuing operations
Basic/Diluted	$0.91	$0.38	$(0.12)	—
Income per share from discontinued operations
Basic/Diluted	$0.01	$0.03	—	—
Gain on sale of discontinued operations and joint venture interest
Basic/Diluted	$0.02	$1.33	—	—
Net income (loss) available to common shareholders
Basic/Diluted	$0.94	$1.74	$(0.12)	$—
Weighted average number of shares of common stock:
Basic	39,635,919	21,660,993	20,868,865
Diluted	44,964,455	27,185,013	25,651,027

(1)	For the year ended December 31, 2006, 2005 and the period from October 29, 2004 to December 31, 2004, includes $9,080, $5,847 and $2,991 equity based compensation.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except per Share Data)

	Series A Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance at October 29, 2004	—	—	—	—	—	—	—
Net proceeds from IPO of common stock	—	20,050,100	$200	$159,904	$—	$—	$160,104
Issuance of shares of common stock, net of expense (underwriter’s over-allotment)	—	1,160,750	12	9,703	—	—	9,715
Adjustment to rebalance minority interests in operating partnership	—	—	—	(23,930)	—	—	(23,930)
Comprehensive loss - unrealized loss on debt securities available for sale	—	—	—	—	(161)	—	(161)
Issuance of restricted shares of common stock	—	38,886	—	—	—	—	—
Amortization of equity based compensation	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	(2,439)	(2,439)
Balance at December 31, 2004	—	21,249,736	212	145,697	(161)	(2,439)	143,309
Issuance of shares of common stock	—	15,194	1	—	—	—	1
Net proceeds from secondary offering of common stock	—	9,200,000	92	78,920	—	—	79,012
Comprehensive loss - unrealized loss on debt securities available for sale	—	—	—	—	(577)	—	(577)
Amortization of equity based compensation	—	—	—	276	—	—	276
Cash dividends on common stock	—	—	—	—	—	(11,268)	(11,268)
Net income	—	—	—	—	—	37,672	37,672
Balance at December 31, 2005	—	30,464,930	305	224,893	(738)	23,965	248,425
Issuance of restricted shares of common stock		4,808	—	—			—
Issuance of common stock		44,441	—	525	—	—	525
Net proceeds from secondary offering of common stock	—	26,320,001	263	323,294	—	—	323,557
Issuance of shares of preferred stock, net of expenses	24	—	—	57,843	—	—	57,867
Comprehensive loss - unrealized loss on debt securities available for sale	—	—	—	—	(4,575)	—	(4,575)
Amortization of equity based compensation	—	—	—	132			132
Conversion of OP/LTIP units	—	4,403,601	44	41,191	—	—	41,235
Cash dividends on common stock	—	—	—	—	—	(44,600)	(44,600)
Cash dividends on preferred stock	—	—	—	—	—	(860)	(860)
Net income						38,065	38,065
Balance at December 31, 2006	$24	61,237,781	$612	$647,878	$(5,313)	$16,570	$659,771

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

COMBINED STATEMENTS OF OWNERS’ EQUITY
(Amounts in Thousands, Except per Share Data)

Balance at December 31, 2003	32,493
Contributions	9,392
Distributions	(6,853)
Other comprehensive income - unrealized gain on debt securities available for sale	2,004
Allocated general and administrative expenses, net of fee income	3,651
Net income	1,194
Balance at October 28, 2004 (contribution to Operating Partnership)	$41,881

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Amounts in Thousands, Except per Share Data)

	The Company (Consolidated)			The Predecessor (Combined)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004
Cash flows from operating activities:
Net income (loss)	$38,065	$37,672	$(2,439)	$1,194
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on sale of operating real estate and interest in unconsolidated ventures	(846)	(35,930)	—	—
Equity in (earnings) of unconsolidated ventures	(152)	(199)	(83)	(1,520)
Depreciation and amortization	13,646	5,038	411	—
Amortization of acquisition fees/costs and deferred financing costs	2,136	2,009	147	—
Minority interest	4,186	9,328	(632)	—
Equity based compensation	9,080	5,846	3,011	—
Unrealized gain on investments and other	(4,934)	(867)	(200)	(279)
Realized gain on sale of investments and other	(1,845)	(2,160)	(293)	(636)
Amortization of bond discount/premiums on securities	(2,215)	(1,715)	405	(55)
Allocated general and administrative expenses	—	—	—	4,302
Distributions from equity investments	152	199	—	—
Capital lease	79	72	11	—
Amortization - above/below market leases	(1,711)	28	—	—
Allocated advisory fee	—	—	—	(651)
Unbilled rents receivable	(1,711)	(406)	(91)	—
Interest accretion	(3,284)	—	(49)	—
Changes in assets and liabilities:
Restricted cash	(142)		234	—
Receivables	(12,259)	(3,908)	(1,575)	(187)
Debt securities held for trading	—	826,382	(826,814)	—
Deferred costs and intangible assets	(640)	—	(864)	—
Other assets	(11,020)	958	(3,753)	—
Receivables - related parties	126	(224)	141	—
Accounts payable and accrued expenses	10,312	3,432	3,994	92
Payables - related parties	82	(175)	—	—
Restricted cash - escrows	(43,439)	(11,429)	—	—
Escrow deposit payable	46,907	11,571	—	—
Fees from origination of real estate debt investment	11,147	892	272
Other liabilities	2,268	3,211	(616)	180
Net cash provided by (used in) operating activities	53,988	849,625	(828,783)	2,440

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands, Except per Share Data)

	The Company (Consolidated)			The Predecessor (Combined)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from October 29, 2004 to December 31, 2004	Period from January 1, 2004 to October 28, 2004
Cash flows from investing activities:
Acquisition of operating real estate	(260,653)	(219,664)	(1,507)	—
Net proceeds from disposition of operating real estate	10,751	74,141	—	—
Real estate debt investment acquisition costs	(1,095)	(815)	—	—
Real estate debt investments repayments	435,207	84,915	—	—
Intangible asset related to acquisition	(2,833)	—	—	—
Purchase of initial investments	—	—	(37,078)	—
Acquisition of debt securities available for sale	(681,487)	(137,309)	—	(26,863)
Proceeds from disposition of securities available for sale	29,434	30,463	—	—
Debt security available for sale repayments	37,789	1	—	—
Increase in CDO warehouse deposits	(29,191)	(10,000)	(2,500)	(3,034)
Acquisitions/originations of real estate debt investments	(1,322,936)	(694,297)	(70,841)	—
Net proceeds from CDO warehouse	—	—	—	9,500
Cash receipts from CDO issuer	1,048	879	—	884
Restricted cash	(63,530)	(12,538)	—	—
Cash recorded on initial consolidation of ALGM	—	—	3,012	—
Deferred lease costs	(42)	(29)	—	—
Investment in and advance to unconsolidated ventures	(8,650)	(6)	—	(1,048)
Distributions from unconsolidated ventures	322	3,169	882	1,364
Sale of investment in unconsolidated ventures	2,905	—	—	—
Net cash (used in) investing activities	(1,852,961)	(881,090)	(108,032)	(19,197)
Cash flows from financing activities:
Proceeds from securities sold, not yet purchased	$—	$24,131	$11,377	$12,336
Proceeds from Collateral held by broker	—	24,831	(11,725)	(13,106)
Due from affiliates	—	—	2,134	(1,094)
Capital contributions by owners of the Predecessor	—	—	—	9,392
Settlement of short sales	—	(48,306)	—	—
Mortgage notes and loan borrowings	189,919	174,600	—	—
Proceeds from issuance of CDO bonds	1,416,129	300,000	—	—
Settlement of derivative	632	(301)	—	—
Collateral held by swap counter-party	375	(1,017)	—	—
Mortgage principal repayments	(5,913)	(40,861)	(228)	—
Borrowing under credit facilities	1,018,616	529,893	27,821	—
Repayments credit facilities	(1,245,618)	(314,712)	—	—
Repurchase obligation borrowings	104,334	7,054	1,253,557	17,694
Repurchase obligation repayments	(31,127)	(800,418)	(470,833)	—
CDO bonds repayment	(33,900)	—	—	—
Proceeds from preferred stock offering	60,000	—	—	—
Proceeds from offerings	343,334	85,100	190,447	—
Borrowings from subsidiary trusts issuing preferred securities	105,000	105,000	—	—
Payment of deferred financing costs	(31,496)	(13,079)	—	—
Dividends (common and preferred) and distributions	(52,547)	(14,197)	—	—
Offering costs	(21,910)	(6,088)	(20,627)	—
Distributions to owners of the Predecessor	—	—	—	(6,853)
Net cash provided by financing activities	1,815,828	11,630	981,923	18,369
Net (decrease) increase in cash & cash equivalents	16,855	(19,835)	45,108	1,612
Cash and cash equivalents - beginning of period	27,898	47,733	2,625	1,013
Cash and cash equivalents - end of period	$44,753	$27,898	$47,733	$2,625

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS - (Continued)
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies - (continued)

The estimated useful lives are as follows:

Category	Term

Building (fee interest)	39 - 40 years
Building Improvements	Lesser of the remaining life of building or useful life
Building (leasehold interest)	Lesser of 39 years or the remaining term of the lease
Property under capital lease	Lesser of 40 years or the remaining term of the lease
Tenant Improvements	Lesser of the useful life or the remaining term of the lease
Furniture and fixtures	Four to seven years

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

2. Summary of Significant Accounting Policies - (continued)

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

2. Summary of Significant Accounting Policies - (continued)

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

2. Summary of Significant Accounting Policies - (continued)

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

2. Summary of Significant Accounting Policies - (continued)

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

2. Summary of Significant Accounting Policies - (continued)

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate - (continued)

Aurora Property

In July 2006, the Company closed on a $45.5 million acquisition of a 183,529 square foot office building in Aurora, Colorado. The property is net leased to a single tenant under a lease that expires in June 2015. The property was financed with a $33.5 million non-recourse, first mortgage bearing a fixed interest rate 6.22%, maturing in July 2016, a $2.9 million mezzanine loan with an affiliate bearing a fixed interest rate of 7.37%, maturing May 2012 and the balance in cash.

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

Wakefield Capital, LLC

In May 2006, the Company formed a joint venture with Chain Bridge Capital LLC, referred to as Wakefield Capital LLC (“Wakefield”), to acquire healthcare properties. Chain Bridge Capital contributed a portfolio of 11 healthcare properties located in North Carolina, Pennsylvania, Illinois and Florida valued at $45.7 million, and consisting of 417,351 square feet. Each property in the portfolio is leased to a single tenant under leases that expire at various times, from July 2007 to July 2020. The portfolio was financed with a $27.8 million non-recourse, first mortgage bearing fixed interest rate of 6.56% to 7.22%. In addition, the Company purchased from Chain Bridge Capital two properties consisting of 88,107 square feet, one in California and one in North Carolina for $16.2 million, net of $5.1 million of non-recourse, first mortgages at a fixed interest rate of 6.56%, which it then contributed to the joint venture. All the mortgages expire in August of 2010.

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

3. Operating Real Estate - (continued)

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

3. Operating Real Estate - (continued)

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

Discontinued Operations

The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the years ended December 31, 2006, 2005 and the period of October 29, 2004 to December 31, 2004:

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period of October 29, 2004 to December 31, 2004

Revenue:
Rental and escalation income	$656	$5,618	$1,649
Interest and other	1	518	3
Total revenue	657	6,136	1,652
Expenses:
Real estate property operating expenses	42	1,818	788
General and administrative expenses	—	591	69
Interest expense	133	2,269	570
Depreciation and amortization	116	777	222
Total expenses	291	5,455	1,649
Income (loss) from discontinued operations	366	681	3
Gain on disposition of discontinued operations	514	35,930	—
Income (loss) from discontinued operations before minority interest	880	36,611	3
Minority interest	(117)	(7,212)	(1)
Income (loss) from discontinued operations, net of minority interest	$763	$29,399	$2

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

5. CDO Deposit and Warehouse Agreements - (continued)

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

6. Real Estate Debt Investments

At December 31, 2006 and 2005, the Company’s investments in real estate debt investments are as follows:

December 31, 2006	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments

Whole loans, floating rate	$884,340	56.3%	—	3.09%	53
Whole loans, fixed rate	90,343	5.7	8.29	—	10
Subordinate mortgage interests, floating rate	97,345	6.2	—	4.53	9
Mezzanine loans, floating rate	293,825	18.7	—	5.43	12
Mezzanine loan, fixed rate	126,448	8.0	10.85	—	11
Preferred equity, fixed rate	29,271	1.9	9.35	—	2
Other loans - floating	42,195	2.7	—	2.47	7
Other loans - fixed	7,743	0.5	5.53	—	1
Total/Weighted average	$1,571,510	100.0%	9.60%	3.70%	105

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

6. Real Estate Debt Investments - (continued)

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

7. Investments in and Advances to Unconsolidated/Uncombined Ventures - (continued)

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

10. Borrowings - (continued)

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

10. Borrowings - (continued)

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

10. Borrowings - (continued)

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

10. Borrowings - (continued)

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

12. Rental Income Under Operating Leases - (continued)

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

13. Related Party Transactions - (continued)

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

Management Fees - Related Parties

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

13. Related Party Transactions - (continued)

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

15. Equity Based Compensation - (continued)

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

15. Equity Based Compensation - (continued)

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

At December 31, 2005, management determined it would meet the performance hurdles and in accordance with FASB 123(R) the Company has recognized compensation expense in the consolidated financial statements for the year ended December 31, 2006 and 2005 of $2.0 million and $2.2 million (which included a catch-up adjustment of $1.7 million). The Company achieved the performance hurdle for the first performance period and 332,082 shares were awarded to eligible participants.

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

15. Equity Based Compensation - (continued)

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

In May 2006, the Company completed a secondary public offering for 10,000,000 shares at $10.60 per share and in June 2006 the underwriters exercised their over-allotment option and acquired 1,528,616 additional shares. The net proceeds of approximately $114.7 million were used to pay down short term debt and to fund new investments. In November 2006, the Company completed a public offering for 12,391,385 shares at $14.95 per share and in December 2006 the underwriters exercised their over-allotment option and acquired 2,400,000 additional shares. The net proceeds of approximately $208.8 million were used to pay down short term debt and to fund new investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

16. Stockholders’ Equity - (continued)

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

18. Risk Management and Derivative Activities - (continued)

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

18. Risk Management and Derivative Activities - (continued)

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

The following tables describe certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as follows for the year ended December 31, 2006 and 2005:

	CDO Collateral - December 31, 2006				CDO Notes - December 31, 2006
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate at 12/31/06	Stated Maturity

CDO I(2)	8/21/03	$344,769	6.59%	5.40	$325,551	6.22%	8/01/2038
CDO II	7/01/04	377,911	6.30%	6.30	341,101	5.78%	6/01/2039
CDO III	3/10/05	400,963	6.38%	5.95	359,878	5.90%	6/01/2040
CDO V	9/22/05	501,021	5.92%	9.03	461,500	5.17%	9/05/2045
Total		$1,624,664			$1,488,030

(1)	Includes only notes held by third parties.

(2)	The Company has an 83.3% interest.

		CDO Collateral - December 31, 2005				CDO Notes - December 31, 2005
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Rating	Weighted Average Expected Life (years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate at 12/31/05(3)	Stated Maturity

CDO I(2)	8/21/03	$352,041	6.62%	BBB/BBB-	6.01	$332,831	6.13%	8/01/2038
CDO II	7/01/04	392,841	6.25%	BBB/BBB-	6.65	356,170	5.58%	6/01/2039
CDO III	3/10/05	401,790	6.06%	BBB-	6.69	360,973	5.59%	6/01/2040
CDO V	9/22/05	500,969	5.69%	BBB	9.08	461,500	2.89%	9/05/2045
Total		$1,647,641				$1,511,474

(1)	Includes only notes held by third parties.

(2)	The Company has an 83.3% interest.

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

19. Off Balance Sheet Arrangements - (continued)

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES AND
NORTHSTAR REALTY FINANCE CORP. PREDECESSOR

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Data)

20. Quarterly Financial Information (Unaudited) - (continued)

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(unaudited)
Total revenue	$66,428	$58,609	$39,132	$31,770
Income from continuing operations before minority interests	15,274	10,932	6,015	8,821
Income from continuing operations	14,762	9,674	5,164	7,423
Net income per share - basic/diluted	$0.29	$0.23	$0.15	$0.25
Weighted-average shares outstanding
basic	50,010,028	42,513,172	34,980,352	30,556,586
diluted	54,109,492	48,068,996	40,744,276	36,323,517

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Total revenue	$23,233	$17,232	$13,345	$11,287
Income from continuing operations before minority interests	2,095	5,620	1,261	1,413
Income from continuing operations	22,178	4,616	9,823	1,055
Net income per share - basic/diluted	$0.96	$0.22	$0.46	$0.05
Weighted-average shares outstanding
basic	23,164,930	21,264,930	21,250,240	21,249,736
diluted	28,708,507	26,790,161	26,766,315	26,760,770

	Three Months Ended
		Predecessor
	December 31,	September 30,	June 30,	March 31,
	2004(1)	2004	2004	2004

Total revenue	$6,620	$1,937	$945	$908
Income (loss) from continuing operations before minority interests	(3,002)	350	(183)	955
Net income (loss) from continuing operations	(2,367)	350	(183)	955
Net income per share - basic	($0.12)	—	—	—
Weighted-average shares outstanding
basic	20,868,865	N/A	N/A	N/A
diluted	25,651,027	N/A	N/A	N/A

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

22. Subsequent Events (Unaudited) - (continued)

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent to Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
												Life on Which
			Buildings &		Buildings &		Buildings &		Accumulated		Date	Depreciation
Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Total	Acquired	is Computed
987 Eighth Avenue, NY, NY	$—	$—	$2,645	$—	$—	$—	$2,645	$2,645	$680	$1,965	Mar-99	Various
36 West 34 Street, NY, NY	—	—	4,440	—	—	—	4,440	4,440	875	3,565	Mar-99	Various
701 Seventh Avenue(2) , NY, NY	—	—	3,246	—	—	—	3,246	3,246	1,818	1,428	Mar-99	Various
Los Angeles, CA	55,491	5,837	55,030	—	—	5,837	55,030	60,867	3,294	57,573	Jan-05	39 years
Salt Lake City, UT	16,584	672	19,740	—	25	672	19,765	20,437	1,024	19,413	Aug-05	39 yrs/2-7yrs	(1)
Auburn Hills, MI	11,493	2,980	8,607	—	—	2,980	8,607	11,587	498	11,089	Sept-05	39 years
Rancho Cordova, CA	12,319	3,060	9,360	—	—	3,060	9,360	12,420	427	11,993	Sept-05	39 years
Camp Hill, PA	25,205	5,900	19,510	—	—	5,900	19,510	25,410	1,026	24,384	Sept-05	39 years
Springdale, OH	19,208	3,030	20,469	—	—	3,030	20,469	23,499	675	22,824	Dec-05	39 years
Springdale, OH	16,586	2,470	17,821	—	—	2,470	17,821	20,291	630	19,661	Dec-05	39 years
Springdale, OH	15,686	1,500	17,690	—	—	1,500	17,690	19,190	626	18,564	Dec-05	39 years
Rockaway, NJ	17,480	6,118	15,664	—	—	6,118	15,664	21,782	372	21,410	Mar-06	39 years
Indianapolis, IN	28,600	1,670	32,306	—	—	1,670	32,306	33,976	498	33,478	Mar-06	39 years
Albemarle, NC	—	267	2,646	—	—	267	2,646	2,913	14	2,899	Oct-06	40 years
Blountstown, FL	3,719	378	5,069	—	—	378	5,069	5,447	58	5,389	Jul-06	40 years
Brevard, NC	—	145	2,100	—	—	145	2,100	2,245	11	2,234	Oct-06	40 years
Roxboro, NC	3,301	262	3,251	—	—	262	3,251	3,513	51	3,462	May-06	40 years
Charlotte, NC	—	350	2,826	—	25	350	2,851	3,201	15	3,186	Oct-06	40 years
Cherry Springs, NC	2,786	164	3,215	—	—	164	3,215	3,379	44	3,335	Jun-06	40 years
Bremerton, NC	6,750	964	8,156	—	100	964	8,256	9,220	8	9,212	Dec-06	40 years
Sterling, DL	2,018	129	5,603	—	76	129	5,679	5,808	91	5,717	May-06	40 years
Clinton, NC	2,336	283	5,084	—	66	283	5,150	5,433	84	5,349	May-06	40 years
Winter Garden, FL	4,954	1,693	5,805	—	21	1,693	5,826	7,519	93	7,426	May-06	40 years
Brevard, NC	2,097	328	2,532	—	—	328	2,532	2,860	40	2,820	May-06	40 years
Bolles, PA	436	32	803	—	—	32	803	835	13	822	May-06	40 years
Black Mountain, NC	4,896	468	5,786	—	—	468	5,786	6,254	66	6,188	Jul-06	40 years
Hillsboro, OR	33,300	3,954	39,193	—	—	3,954	39,193	43,147	41	43,106	Dec-06	40 years
Wendell, NC	2,344	212	2,279	—	—	212	2,279	2,491	36	2,455	May-06	40 years
Scranton, PA	375	78	757	—	—	78	757	835	12	823	May-06	40 years
Winston-Salem, NC	3,524	1,269	6,349	—	42	1,269	6,391	7,660	102	7,558	May-06	40 years
Gastonia, NC	1,847	345	1,392	—	—	345	1,392	1,737	22	1,715	May-06	40 years
Morris, IL	6,982	568	8,509	—	48	568	8,557	9,125	134	8,991	May-06	40 years
Williamston, NC	3,195	263	2,925	—	—	263	2,925	3,188	46	3,142	May-06	39 years
Aurora, CO	36,387	2,650	35,786	10	—	—	—	—	—	—		7 years	(1)
North Attleboro, MA	4,835	—	5,445	—	—	—	5,445	5,445	49	5,396	Sept-06	39 years
Bloomingdale, IL	5,888	—	5,810	—	—	—	5,810	5,810	52	5,758	Sept-06	39 years
Concord Holdings, NH	8,601	2,145	9,216	—	—	2,145	9,216	11,361	85	11,276	Sept-06	39 years
Melville, NY	4,567	—	3,187	—	—	—	3,187	3,187	32	3,155	Sept-06	39 years
Millbury, MA	4,854	—	5,994	—	—	—	5,994	5,994	48	5,946	Sept-06	39 years
Wichita, KS	6,293	1,325	5,584	—	—	1,325	5,584	6,909	48	6,861	Sept-06	39 years
Keene, NH	6,970	3,033	5,919	—	—	3,033	5,919	8,952	59	8,893	Sept-06	39 years
Fort Wayne, IN	3,626	—	3,642	—	—	—	3,642	3,642	38	3,604	Sept-06	39 years
Portland, ME	5,132	—	6,687	—	—	—	6,687	6,687	97	6,590	Sept-06	39 years
Total	$390,665	$54,542	$428,078	$10	$403	$54,552	$428,481	$483,033	$14,425	$468,608

(1)	Extended life for Furniture, Fixtures and Equipment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (Continued)
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV - LOANS AND OTHER LENDING INVESTMENTS
December 31, 2006
(In Thousands)

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans	Number of Loans
Type	Description

Whole Loan - Fixed	Office	9.00%	9/1/2009	I/O	$—	$50,472	$50,163	1

Whole Loans - Fixed < 3%	Office	6.37 - 8.30%	4/1/2010 - 5/11/2016	I/O	—	22,700	16,698	2
	Industrial	5.78%	6/1/2015 - 7/1/2015	I/O	—	7,259	7,242	2
	Warehouse	5.07%	8/1/2015	I/O	—	5,890	5,849	1
	Healthcare	9.75 - 11.75%	10/8/2008 - 11/11/2020	I/O	—	10,292	10,391	4

Whole Loan - Float	Office	LIBOR + 1.80%	10/9/2008	I/O	—	70,000	69,903	1

Whole Loan - Float < 3%	Office	LIBOR + 1.95 - 5.00%	1/1/2007 - 7/1/2016	I/O	—	328,714	327,815	21
	Retail	LIBOR + 2.70%	7/1/2009	I/O	—	12,500	12,399	1
	Hotel	LIBOR + 2.15 - 6.00%	5/9/2007 - 4/1/2010	I/O	—	96,252	95,928	6
	Condo	LIBOR + 3.65 - 4.75%	1/1/2007 - 11/1/2007	I/O	—	44,950	44,708	2
	Industrial	LIBOR + 2.50 - 5.10%	6/23/2007 - 7/1/2015	P&I	—	23,625	23,551	3
	Multifamily	LIBOR + 2.22 - 3.25%	3/1/2009 - 1/1/2010	I/O	—	213,747	212,241	12
	Various	LIBOR + 1.50 - 5.84%	6/23/07 - 2/1/2011	I/O	—	100,485	97,795	7

Junior Participation - Float < 3%	Office	LIBOR + 1.84 - 7.00%	5/16/2007 - 1/22/2008	I/O	—	53,785	53,795	4
	Retail	LIBOR + 2.4%	9/9/2009	I/O	—	10,000	10,000	1
	Retail/Hotel	LIBOR + 1.7%	6/6/2007	I/O	—	7,000	7,004	1
	Hotel	LIBOR + 9.75%	11/1/2007	I/O	—	5,000	4,987	1
	Condo	LIBOR + 6.98 — 10.25%	9/9/2007 - 10/9/2007	I/O	—	21,591	21,559	2

Mezzanine - Fixed	Office	10.85%	6/1/2016	I/O	410,000	60,975	62,226	1

Mezzanine - Fixed < 3%	Retail	15.00%	5/1/2008	I/O	—	3,365	3,389	1
	Industrial	9.00%	2/14/2011	I/O	—	13,200	13,233	1
	Multifamily	10.00 - 11.30%	1/1/2010 - 1/1/2012	I/O	—	34,342	34,711	4
	Various	3.00 - 12.00%	11/26/2007 - 6/1/2016	I/O	—	12,999	12,889	4

Mezzanine - Float < 3%	Office	LIBOR + 3.30 - 6.36%	7/9/2007 - 10/9/2008	I/O	—	38,682	38,742	3
	Retail	LIBOR + 1.75%	8/9/2007	I/O	—	16,000	15,990	1
	Hotel	LIBOR + 2.75 - 7.75%	7/15/2007 - 2/6/2010	I/O	—	165,418	165,209	4
	Condo	LIBOR + 3.50 - 13.00%	10/9/2007 - 1/9/2008	I/O	—	74,076	73,884	4

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV - LOANS AND OTHER LENDING INVESTMENTS - (Continued)
December 31, 2006
(In Thousands)

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans	Number of Loans
Type	Description

Other - Fixed < 3%	Various	5.53%	6/25/2018	I/O	—	7,743	7,743	1

Other - Floating < 3%	Retail	LIBOR + 1.75%	12/16/2009	I/O	—	6,609	6,675	1
	Hotel	LIBOR + 1.38%	2/22/2013	I/O	—	5,476	5,476	1
	Multifamily	LIBOR + 1.50%	4/1/2011 - 4/4/2011	I/O	—	10,000	10,044	4
	Various	LIBOR + 2.40 - 3.50%	4/2/2007	I/O	—	20,000	20,000	1
Preferred - Fixed < 3%	Office	9.00 - 11.00%	1/1/2010 - 11/1/2010	I/O	—	29,464	29,271	2
Total					$410,000	$1,582,611	$1,571,510	105

	2006	2005	2004

Balance at beginning of period	$681,106	$70,569	$—
Additions during the year:
New loans and additional advances on existing loans	1,335,614	696,589	70,841
Acquisition cost and (fees)	(6,560)	(39)	(284)
Premiums/(Discounts)	(5,730)	(2,118)	—
Amortization of acquisition costs, fees, premiums and discounts	2,287	1,058	12
Deductions:
Collection of principal	435,207	84,953	—
Balance at end of period	$1,571,510	$681,106	$70,569

(1)	Interest only or I/O; Principal and Interest or P&I.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c) Financial Statement and Schedules - see Index to Financial Statements and Schedules included in Item 8.

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

10.37
Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to the like-numbered exhibit to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.38
Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)

10.39
Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.40
Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.41
Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A. (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.42
Sixth Amendment to the Master Repurchase Agreement, dated as of November 7, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.45 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.43
Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)

10.44
Purchase and Sale Agreement, dated as of February 23, 2007, by and among GIN Housing Partners I, L.L.C. and the persons and entities identified as sellers on the signature pages thereto, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 15, 2007).

12.1
Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 15, 2007).

21.1
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 15, 2007).

23.1	Consent of Grant Thornton LLP

Exhibit Number	Description of Exhibit
24.1	Power of Attorney (included in signature page to the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 15, 2007).

31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 29, 2007.

NORTHSTAR REALTY FINANCE CORP.

By:	/s/ Albert Tylis
Name: Albert Tylis Title: Executive Vice President and General Counsel

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ *	Chief Executive Officer, President and Director (Principal Executive Officer)	June 29, 2007
David T. Hamamoto

/s/ *	Chief Financial Officer and Treasurer (Principal Financial Officer)	June 29, 2007
Andrew C. Richardson

/s/ *	Chief Accounting Officer (Principal Accounting Officer)	June 29, 2007
Lisa Meyer

/s/ *	Chairman of the Board of Directors	June 29, 2007
W. Edward Scheetz

/s/ *	Director	June 29, 2007
William V. Adamski

/s/ *	Director	June 29, 2007
Preston Butcher

/s/ *	Director	June 29, 2007
Judith A. Hannaway

/s/ *	Director	June 29, 2007
Wesley D. Minami

/s/ *	Director	June 29, 2007
Louis J. Paglia

/s/ *	Director	June 29, 2007
Frank V. Sica

* By:	/s/ Albert Tylis
Albert Tylis Attorney-in-fact

EXHIBIT INDEX
Exhibit Number	Description of Exhibit
23.1	Consent of Grant Thornton LLP.

31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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