Form 10-Q
period 2007-06-30
NORTHSTAR REALTY
filed 2007-08-09
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number: 001-32330

NORTHSTAR REALTY FINANCE CORP.

(Exact Name of Registrant as Specified in its Charter)

Maryland	11-3707493
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

399 Park Avenue, 18th Floor New York, NY 10022

(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600

(Registrant’s Telephone Number, Including Area Code)

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

The Company has one class of common stock, par value $0.01 per share, with 61,582,344 shares outstanding as of August 8, 2007.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2007

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Per Share Data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$41,386	$44,753
Restricted cash	385,007	134,237
Operating real estate, net	1,052,710	468,608
Available for sale securities, at fair value	1,368,125	788,467
CDO deposit and warehouse agreements	15,362	32,649
Collateral held by broker	12,479	—
Real estate debt investments	2,210,387	1,571,510
Corporate loan investments	258,101	—
Investments in and advances to unconsolidated ventures	11,148	11,845
Receivables, net of allowance of $6 and $9 in 2007 and 2006, respectively	34,231	17,477
Unbilled rents receivable	4,196	2,828
Derivative instruments, at fair value	14,708	958
Receivables – related parties	387	378
Deferred costs and intangible assets, net	140,618	90,200
Other assets	34,733	21,710
Total assets	$5,583,578	$3,185,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes and loans payable	$844,499	$390,665
Exchangeable senior notes	172,500	—
CDO bonds payable	2,411,845	1,682,229
Credit facilities	692,007	16,000
Secured term loan	101,513	—
Liability to subsidiary trusts issuing preferred securities	286,258	213,558
Repurchase obligations	59,622	80,261
Securities sold, not yet purchased	11,918	—
Obligations under capital leases	3,496	3,454
Accounts payable and accrued expenses	28,104	20,025
Escrow deposits payable	84,514	58,478
Derivative liability, at fair value	6,031	16,012
Other liabilities	41,663	22,308
Total liabilities	4,743,970	2,502,990
Minority interest in operating partnership	12,593	7,655
Minority interest in joint ventures	16,842	15,204
Stockholders’ Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	183,516	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,582,344 and 61,237,781 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	615	612
Additional paid-in capital	593,949	590,035
Retained earnings (deficit)	(9,665)	16,570
Accumulated other comprehensive loss	(16,109)	(5,313)
Total stockholders’ equity	810,173	659,771
Total liabilities and stockholders’ equity	$5,583,578	$3,185,620

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenues and other income:
Interest income	$79,900	$26,296	$138,204	$45,287
Interest income – related parties	2,966	2,892	5,931	5,819
Rental and escalation income	21,871	7,998	41,203	14,431
Advisory and management fee income – related parties	1,394	1,490	2,815	2,993
Other revenue	1,329	437	3,561	2,353
Total revenues	107,460	39,113	191,714	70,883
Expenses:
Interest expense	64,546	19,833	112,103	34,165
Real estate properties – operating expenses	2,869	2,016	5,626	3,528
General and administrative:
Salaries and equity based compensation(1)	8,859	5,979	17,650	9,955
Auditing and professional fees	1,298	641	4,003	2,291
Other general and administrative	3,900	2,014	6,933	3,405
Total general and administrative	14,057	8,634	28,586	15,651
Depreciation and amortization	7,841	2,830	14,431	5,325
Total expenses	89,313	33,313	160,746	58,669
Income from operations	18,147	5,800	30,968	12,214
Equity in earnings of unconsolidated/uncombined ventures	(600)	104	(584)	196
Unrealized gain (loss) on investments and other	(887)	(459)	(8,178)	1,624
Realized gain (loss) on investments and other	(14)	566	2,527	798
Income from continuing operations before minority interest	16,646	6,011	24,733	14,832
Minority interest in operating partnership	(779)	(851)	(1,155)	(2,249)
Minority interest in joint ventures	(136)	—	(136)	—
Income from continuing operations	15,731	5,160	23,442	12,583
Income (loss) from discontinued operations, net of minority interest	(8)	84	(56)	107
Gain on sale from discontinued operations, net of minority interest	—	—	—	141
Gain on sale of joint venture interest, net of minority interest	—	—	—	279
Net income	15,723	5,244	23,386	13,110
Preferred stock dividends	(4,758)	—	(6,071)	—
Net income available to common shareholders	$10,965	$5,244	$17,315	$13,110
Net income per share from continuing operations (basic/diluted)	$0.18	$0.15	$0.28	$0.39
Income per share from discontinued operations (basic/diluted)	—	—	—	—
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	—	—	0.01
Net income available to common shareholders	$0.18	$0.15	$0.28	$0.40
Weighted average number of shares of common stock:
Basic	61,378,154	34,980,352	61,354,049	32,897,222
Diluted	64,419,056	40,744,276	64,398,513	38,562,576

(1)	The three months ended June 30, 2007 and 2006 includes $4,158 and $2,743 of equity based compensation expense, respectively. The six months ended June 30, 2007 and 2006 includes $7,889 and $4,456 of equity based compensation expense, respectively.

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net income available to common shareholders	$10,965	$5,244	$17,315	$13,110
Unrealized gain (loss) on available for sale securities	(38,372)	218	(42,108)	(2,754)
Change in fair value of derivatives	32,146	632	31,356	2,429
Reclassification adjustment for gains/(losses) included in net income	(27)	(5)	(43)	(5)
Comprehensive Income	$4,712	$6,089	$6,520	$12,780

See accompanying notes to condensed consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Net cash provided by operating activities	$51,776	$49,023
Cash flows from investing activities:
Acquisition of operating real estate, net	(590,797)	(78,534)
Net proceeds from disposition of operating real estate	—	2,168
Real estate debt investments acquisitions/originations	(939,596)	(523,043)
Real estate debt investments acquisition costs	(2,489)	—
Real estate debt investments repayments	276,375	102,013
Deferred lease cost	—	(42)
Acquisition of available for sale securities	(744,237)	(508,582)
Proceeds from disposition of securities available for sale	88,225	—
Available for sale securities repayments	46,508	5,019
Corporate loan investment acquisitions	(258,270)	—
Corporate loan investment prepayment	169	—
Increase in CDO warehouse deposits	(18,000)	(18,500)
Cash receipts from CDO issuer	8,178	20,393
Restricted cash from investing activities	(226,563)	(60,673)
Acquisition Deposits	(7,300)	(2,833)
Investment in and advances to unconsolidated ventures	(99)	(8,738)
Distributions from unconsolidated ventures	247	186
Sale of investment in unconsolidated ventures	—	2,905
Net cash used in investing activities	(2,367,649)	(1,068,261)
Cash flows from financing activities:
Collateral held by broker	(12,479)	—
Securities sold, not yet purchased	28,472	—
Settlement of short sale	(16,370)	—
Mortgage notes and loan borrowings	435,464	53,412
Proceeds from issuance of CDO bonds	806,960	823,876
Settlement of derivative	—	632
Mortgage principal repayments	(2,615)	(703)
Borrowings under credit facilities	1,139,442	437,409
Borrowings under secured term loan	101,513	—
Repayments on credit facilities	(463,435)	(469,591)
Repurchase obligation borrowings	22,974	57,234
Repurchase obligation repayments	(43,612)	(14,011)
CDO bonds repayment	(53,594)	—
Other loans payable	13,300	—
Proceeds from exchangeable senior notes	172,500	—
Capital contributions by joint venture	1,562	—
Proceeds from preferred stock offering	190,000	—
Proceeds from common stock offering	564	122,203
Borrowings from subsidiary trusts issuing preferred securities	72,500	50,000
Payment of deferred financing costs	(22,172)	(16,706)
Dividends (common and preferred)and distributions	(51,765)	(20,799)
Offering costs	(6,703)	(7,643)
Net cash provided by financing activities	2,312,506	1,015,313
Net decrease in cash & cash equivalents	(3,367)	(3,925)
Cash & cash equivalents – beginning of period	44,753	27,898
Cash & cash equivalents – end of period	$41,386	$23,973
Supplemental disclosure of cash flow information:
Supplementary disclosure of non-cash investing and financing activities:
Available for sale securities	$(5,401)	$—
CDO warehouse deposits	24,314	—
Real estate debt investments	22,623	4,294
Operating real estate	(31,864)	43,150
Mortgage notes and loans payable	20,985	(32,363)
CDO bonds payable	(23,750)	—

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

In connection with the acquisition, the Company entered into a management incentive bonus plan with the senior management of NRF Capital. The bonus plan, as defined in the agreement, is based upon the performance of loans originated by NRF Capital and is payable quarterly in cash over the term of the originated loans. As of June 30, 2007, the senior management of NRF Capital has earned $5.2 million related to the bonus plan of which $0.6 million has been paid. These costs are considered a direct cost of originating the loans and, accordingly, are deferred and recognized as a reduction of the related loan yields.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Formation and Organization  – (continued)

At June 30, 2007, the Company’s and Chain Bridge’s contributed capital was $199.6 million and $15.1 million, respectively. The Company controls all major decisions; accordingly, the joint venture’s financial statements are consolidated into the Company’s condensed consolidated financial statements and Chain Bridge’s capital is treated as minority interest. Income is allocated as defined in the Wakefield LLC agreement and no income was allocated to Chain Bridge for the three months ended June 30, 2007.

In March 2007, the Company entered into a joint venture with Monroe Capital, LLC (“Monroe Capital”), a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. The Company owns a 95% controlling interest in Monroe Capital, which is consolidated in the condensed consolidated financial statements. As of June 30, 2007, the joint venture had debt investments of $295.9 million. In conjunction with the formation of the new venture, the Company acquired a 49.9% non-controlling interest of Monroe Capital Management Advisors LLC (“Monroe Management”), a management business that originates, structures and syndicates middle-market corporate loans and provides asset management services for the Company’s interest in Monroe Capital.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows for the measurement of certain financial assets and financial liabilities at fair value. Under this statement, an entity may elect the fair value option on an instrument-by-instrument basis and measure the changes in the fair value as unrealized gains and losses in earnings. This statement is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating its options under this statement and any potential impact on earnings.

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity meets the definition of an investment company for financial reporting purposes and therefore should apply investment company accounting. In addition, the standard provides guidance to determine whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of a non-investment parent company or of an investor who has the ability to exercise significant influence over the investment company and accounts for its investment under the equity method. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. SOP 07-1 is not expected to have a material impact on the Company’s financial condition and results of operations.

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Summary of Significant Accounting Policies  – (continued)

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

Foreign Currency Translation

The Company’s functional currency of its euro-dominated investment is the US dollar. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at the exchange rates in effect at the end of the reporting period. Statement of operation accounts are translated at the average rates for the reporting period. Any gains and losses from the translation of foreign currency to US dollars are included in the statement of operations. The Company’s foreign currency Euro-dominated investment is 100% financed with Euro-dominated debt, resulting in no net foreign currency translation gains or losses for the three and six months ended June 30, 2007 and 2006.

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

In June 2007, the Company purchased a 609,000 square foot office property located in Reading, PA for $28.1 million. The property is net leased with a remaining lease term of 10.4 years. The Company assumed the existing financing, a $14.5 million mortgage which bears a fixed interest rate of 5.58% and matures on January 1, 2015 and a $5.0 million mortgage which bears a fixed interest rate of 6.00% and matures on January 1, 2015. The balance of the acquisition was paid in cash.

Wakefield Joint Venture Acquisitions

The Wakefield joint venture made the following acquisitions from January 1, 2007 through June 30, 2007:

A $101.0 million portfolio of 18 assisted living facilities on 15 campuses totaling 372,349 square feet located throughout Wisconsin in January 2007. The properties are net leased to a single tenant under a lease that expires January 2017. The portfolio was financed with 15 non-recourse first mortgages totaling $75.0 million, bearing a fixed interest rate of 6.39%, and matures in February 2017, and the balance in cash.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Operating Real Estate  – (continued)

A $214.9 million acquisition of a portfolio of 28 assisted living facilities totaling 1,063,387 square feet located in California, Georgia, Illinois, Nebraska, Ohio, Oklahoma, Tennessee and Texas, in January 2007. The properties are net leased to a single tenant under a lease that expires in January 2017. The portfolio was financed with a non-recourse first mortgage totaling $160.0 million, which bears a fixed interest rate of 6.49% and matures in January 2017, and the balance in cash.

A $10.5 million acquisition of two assisted living facilities totaling 72,786 square feet located in Illinois, in January 2007. The properties are net leased to a single tenant under a lease that expires in January 2017. The acquisition was financed with a $7.9 million non-recourse first mortgage, which bears a fixed interest rate of 6.59%, and matures in January 2017, and the balance in cash.

A $11.0 million acquisition of a skilled nursing facility totaling 67,706 square feet located in Kentucky, in February 2007. The property is net leased to a single tenant under a lease that expires in January 2022 and contains three, five year extension options. The property was financed with a $7.7 million non-recourse first mortgage, bearing a fixed interest rate of 7.12% maturing in August 2010, and the balance in cash.

A $7.6 million acquisition of a skilled nursing facility and an assisted nursing facility totaling 83,626 square feet located in North Carolina, in April 2007. The properties are each net leased to a single tenant with a lease expiration of April 2022.

A $4.7 million acquisition of a medical office building totaling 26,552 square feet located in Texas, in May 2007. The property is net leased to two tenants with leases expiring in December 2013 and August 2011. The property was financed with a $3.4 million non-recourse first mortgage bearing a fixed interest rate of 5.89% maturing in May 2017, and the balance in cash.

A $27.4 million acquisition of a portfolio of four assisted living facilities totaling 78,990 square feet located in Ohio, in June 2007. The properties are net leased to a single tenant under a lease that expires January 2017. The portfolio was financed with four non-recourse first mortgages totaling $8.3 million bearing fixed interest rates ranging from 5.45% to 6.65%, and maturing in February 2037, February 2038, June 2037 and October 2038. The balance of the acquisition was paid in cash.

A $153.5 million acquisition of a portfolio of 28 skilled nursing and assisted nursing facilities totaling 1,123,109 square feet located throughout Indiana, in June 2007. The properties are net leased to a single tenant under a lease that expires in June 2022 and contains three, five year extension options. The property was financed with a $116.0 million non-recourse first mortgage bearing a fixed interest rate of 7.07% maturing in June 2012, and the balance in cash.

Dispositions

On April 2, 2007 the Wakefield joint venture sold two properties. The Mountainside Manor property located in Dallas, PA was sold for $1.0 million representing a gain on sale of approximately $0.1 million. The sale was 100% financed by Wakefield and accordingly the gain on sale is being deferred and recognized under the installment method in accordance with FAS 66 “Accounting for Sales of Real Estate”. The Pennswood Manor property located in Scranton PA was sold for $0.8 million representing a loss of approximately $45,000.

Discontinued Operations

The condensed consolidated statement of operations for the three and six months ended June 30, 2007 and June 30, 2006, includes results of operations of real estate assets sold or held for sale. These assets include two assisted care living facilities, which were sold in April 2007 and two net lease properties, which were sold in January 2006.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Operating Real Estate  – (continued)

The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the three and six months ended June 30, 2007 and June 30, 2006 (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Revenue:
Rental and escalation income	$—	$112	$38	$181
Interest and other	—	—	—	1
Total revenue	—	112	38	182
Expenses:
Real estate property operating expenses	—	—	—	42
General and administrative expenses	—	—	1	—
Interest expense	5	2	20	2
Depreciation and amortization	4	13	31	13
Total expenses	$9	$15	$52	$57
Income (loss) from discontinued operations	$(9)	$97	$(14)	$125
Gain on disposition of discontinued operations	—	—	(45)	167
Income (loss) from discontinued operations before minority interest	(9)	97	(59)	292
Minority interest	1	(13)	3	(44)
Income (loss) from discontinued operations, net of minority interest	$(8)	$84	$(56)	$248

4. Available for Sale Securities

The following is a summary of the Company’s available for sale securities at June 30, 2007 and December 31, 2006 (in thousands):

June 30, 2007	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value(1)
CMBS	$982,901	$1,507	$(22,222)	$962,186
Real estate CDO	86,920	—	(6,806)	80,114
REIT debt	177,222	552	(1,875)	175,899
CDO equity	66,992	8,004	(7,787)	67,209
Corporate CLO	49,332	142	(1,757)	47,717
Trust preferred securities	35,000	—	—	35,000
Total	$1,398,367	$10,205	$(40,447)	$1,368,125

(1)	Approximately $1.1 billion of these investments serve as collateral for the Company’s two consolidated securities CDO issuances and the balance is financed under other borrowing facilities.

At June 30, 2007, the maturities of the available for sale securities range from one to 45 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Available for Sale Securities  – (continued)

During the three months ended June 30, 2007 there were no material sales resulting in gains or losses recorded in the period.

During the six months ended June 30, 2007, proceeds from the sale and redemption of available for sale securities was $18.3 million. The realized gain on the redemption was $1.5 million of which $1.4 million was the unrealized gain which was included in other comprehensive income.

December 31, 2006	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value(1)
CMBS	$551,194	$11,830	$(1,577)	$561,447
Real estate CDO	58,021	812	(1,427)	57,406
REIT debt	82,836	3,480	—	86,316
CDO equity	67,225	3,605	(2,532)	68,298
Trust preferred securities	15,000	—	—	15,000
Total	$774,276	$19,727	$(5,536)	$788,467

(1)	Approximately $479.2 million of these investments serve as collateral for the Company’s one consolidated securities CDO issuance and the balance is financed under other borrowing facilities.

At December 31, 2006, the maturities of the debt securities available for sale range from 7 to 49 years.

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

In February 2007, the Company entered into a new warehouse arrangement with a major commercial bank whereby the bank has agreed to purchase up to $600 million of real estate debt securities under the Company’s direction with the expectation of selling such securities to the Company’s next securities CDO. At June 30, 2007, the Company has made $16.0 million of deposits as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities that will be made under the warehouse agreement and will be required to deposit additional equity based on accumulations of securities under the terms of the warehouse agreement. As of June 30, 2007, the bank has accumulated securities under this warehouse agreement with a fair market value of $254.2 million.

These agreements are treated as non-hedge derivatives for accounting purposes and marked-to-market through income. The Company has recorded a $0.2 million and $0.4 million unrealized loss for the three months ended June 30, 2007 and 2006, respectively, and a $0.6 million unrealized loss and a $1.6 unrealized gain for the six months ended June 30, 2007 and 2006, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Real Estate Debt Investments

At June 30, 2007 and December 31, 2006 the Company held the following real estate debt investments (in thousands):

June 30, 2007	Carrying Value(1)	Allocation by Investment Type	Average FixedRate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,193,006	54.0%	— %	2.98%	71
Whole loans, fixed rate	110,959	5.0	9.87	—	13
Subordinate mortgage interests, floating rate	114,376	5.2	—	4.69	12
Mezzanine loans, floating rate	539,606	24.5	—	5.25	22
Mezzanine loan, fixed rate	140,316	6.3	11.23	—	16
Preferred equity, fixed rate	29,792	1.3	9.34	—	2
Other loans — floating	40,890	1.8	—	2.30	5
Other loans — fixed	41,442	1.9	7.32	—	9
Total/Weighted average	$2,210,387	100.0%	10.09%	3.72%	150

(1)	Approximately $1.2 billion of these investments serve as collateral for the Company’s three real estate debt CDO issuances and the balance is financed under other borrowing facilities. The Company has future funding commitments totaling $792.8 million related to these investments.

December 31, 2006	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$884,340	56.3%	— %	3.09%	53
Whole loans, fixed rate	90,343	5.7	8.29	—	10
Subordinate mortgage interests, floating rate	97,345	6.2	—	4.53	9
Mezzanine loans, floating rate	293,825	18.7	—	5.43	12
Mezzanine loan, fixed rate	126,448	8.0	10.85	—	11
Preferred equity, fixed rate	29,271	1.9	9.35	—	2
Other loans — floating	42,195	2.7	—	2.47	7
Other loans — fixed	7,743	0.5	5.53	—	1
Total/Weighted average	$1,571,510	100.0%	9.60%	3.70%	105

(1)	Approximately $1.3 billion of these investments serve as collateral for our three real estate debt CDO issuances and the balance is financed under other borrowing facilities, and the Company had future funding commitments totaling $290.8 million related to these investments.

The Company has identified two real estate debt investments as variable interests in a VIE and has determined that the Company is not the primary beneficiaries of these VIEs and as such the VIEs should not be consolidated in the Company’s consolidated financial statements. The Company’s maximum exposure to loss would not exceed the carrying amount of its investments of $56.1 million. For all other investments, the Company has determined they are not VIEs and, as such, the Company has continued to account for these real estate debt investments as loans.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Corporate Loan Investments

At June 30, 2007, Monroe Capital joint venture held the following corporate debt investments which were consolidated upon completion of a financing arrangement described in footnote 9 (in thousands):

June 30, 2007	Carrying Value	Allocation by Investment Type	Average Spread Over LIBOR/Prime	Number of Investments
First Lien note	$248,113	96.1%	2.57%	67
Second Lien note	9,988	3.9	6.85	4
Total/Weighted average	$258,101	100%	2.74%	71

8. Investment in and Advances to Unconsolidated Ventures

Monroe Capital Management Advisors, LLC

In March 2007, the Company entered into a joint venture with Monroe Management, a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. The Company owns a 49.9% non-controlling interest in Monroe Management that originates, structures and syndicates middle-market corporate loans for Monroe Capital and provides asset management services. The Company accounts for its investment in the management company using the equity method of accounting.

Northstar Realty Finance Trusts

The Company owns all of the common stock of Northstar Realty Finance Trust, Northstar Realty Finance Trust II, NorthStar Realty Finance Trust III, NorthStar Realty Finance Trust IV, NorthStar Realty Finance Trust V, NorthStar Realty Finance Trust VI, Northstar Realty Finance Trust VII and Northstar Realty Finance Trust VIII (collectively, the “Trusts”). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At June 30, 2007 and December 31, 2006, the Company had an investment in the Trusts of approximately $3.8 and $3.5 million, respectively.

9. Borrowings

The following is a table of the Company’s outstanding borrowings as of June 30, 2007 and December 31, 2006 (in thousands

	Stated Maturity	Interest Rate	Balance at June 30, 2007	Balance at December 31, 2006
Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015	5.65%	$43,361	$43,506
Salt Lake City	9/1/2012	5.16%	16,407	16,584
EDS	10/8/2015	5.37%	48,695	49,017
Executive Center	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,480	17,480
Indianapolis	2/1/2017	6.06%	28,600	28,600
Wakefield GE	8/30/2010	6.93%	59,210	51,560
Wakefield – Wachovia	2/11/2014	5.94%	33,300	33,300
Wakefield – GE – WLK	1/11/2017	6.49%	160,000	—
Wakefield – GE – Tusc & Harrisburg Harmony	1/11/2017	6.59%	7,875	—
Wakefield Harmony FNMA	2/1/2017	6.39%	75,000	—
Wakefield – Grove City	2/1/2038	5.45%	1,900	—

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Borrowings  – (continued)

	Stated Maturity	Interest Rate	Balance at June 30, 2007	Balance at December 31, 2006
Wakefield – Lancaster	6/1/2037	6.40%	2,651	—
Wakefield – Marysville	6/1/2037	6.40%	1,703	—
Wakefield – Washington	10/1/2038	6.65%	2,004	—
Wakefield – Miller Merril	6/30/2012	7.07%	116,000	—
Wakefield – ARL Mob Wachovia	5/11/2017	5.89%	3,413	—
Wakefield – Ascend Colonial	5/31/2012	7.52%	6,500	—
Aurora	7/11/2016	6.22%	33,500	33,500
DSG	10/11/2016	6.17%	34,843	35,038
Keene	2/1/2016	5.85%	6,926	6,970
Fort Wayne	1/1/2015	6.41%	3,591	3,626
Portland	6/17/2014	7.34%	5,059	5,132
Milpitas	3/6/2017	5.95%	23,156	—
Fort Mill	4/6/2017	5.63%	27,700	—
Reading	1/1/2015	5.58%	14,481	—
Reading	1/1/2015	6.00%	5,000	—
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014	6.64%	11,349	11,985
Aurora	5/11/2012	7.37%	—	2,887
Fort Mill	4/6/2017	6.21%	3,315	—
Exchangeable Senior Notes	6/15/2027	7.25%	172,500	—
Repurchase obligations	See Repurchase Obligations below	LIBOR varies	59,622	80,261
CDO bonds payable
CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
CDO VI	6/1/2041	LIBOR + 0.55% (average spread)	299,200	312,079
CDO VII	6/22/2051	LIBOR + 0.34% (average spread)	510,800	510,800
CDO VIII	2/1/2041	LIBOR + 0.58% (average spread)	542,885	535,600
CDO IX	8/7/2052	LIBOR + 0.32% (average spread)	758,960	—
Abacus NS2	8/28/2046	LIBOR + 4.41% (average spread)	—	23,750
Credit facilities
DBAG	12/21/2007	LIBOR + 0.75% to 2.25%	—	—
VFCC Facility	5/14/2010	Varies	397,854	16,000
Swing Line Facility	6/5/2010	LIBOR + 1.92%	29,150	—
MC Facility	3/31/2008	LIBOR + 0.75%	265,003	—
Secured term loan	7/11/2011	Euribor + 1.5%	101,513	—
Liability to subsidiary trusts issuing preferred securities(1)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR + 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR + 2.90%	25,100	25,100

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Borrowings  – (continued)

	Stated Maturity	Interest Rate	Balance at June 30, 2007	Balance at December 31, 2006
Trust VII	4/30/2037	3 month LIBOR + 2.50%	37,600	—
Trust VIII	7/30/2037	3 month LIBOR + 2.70%	35,100
			$4,568,244	$2,382,713

(1)	The liability to subsidiary trusts for Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.70% to 3.25%. The Company entered into interest rate swap agreements on Trusts V, VI, VII and VIII which fix the interest rates for 10 years at 8.16%, 8.02%, 7.60% and 8.29%, respectively.

Scheduled principal payment requirements on the Company’s borrowings are as follows as of June 30, 2007 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities	Exchangeable Senior Notes	Repurchase Obligations	CDO Bonds Payable
2007	$61,708	$2,086	$—	$—	$—	$—	$59,622	$—
2008	270,100	5,097	265,003	—	—	—	—	—
2009	10,394	10,394	—	—	—	—	—	—
2010	497,309	70,305	427,004	—	—	—	—	—
2011	115,289	13,776	—	101,513	—	—	—	—
Thereafter	3,613,444	742,841	—	—	286,258	172,500	—	2,411,845
Total	$4,568,244	$844,499	$692,007	$101,513	$286,258	$172,500	$59,622	$2,411,845

At June 30, 2007, the Company was in compliance with all covenants under its borrowings.

Exchangeable Senior Notes

In June 2007, the Company issued $172.5 million of 7.25% exchangeable senior notes (the “Notes”) which are due in 2027. The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes will pay interest semi-annually on June 15 and December 15, at a rate of 7.25% per annum, and mature on June 15, 2027. The Notes have an initial exchange rate representing an exchange price of $16.89 per share of the Company’s common stock. The initial exchange rate is subject to adjustment under certain circumstances. The Notes are senior unsecured obligations of the Company’s operating partnership and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2027, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or a combination of cash and shares of the Company’s common stock, if any, at the Company’s option. The Notes are redeemable, at the Company’s option, on and after June 15, 2014. The Company may be required to repurchase the Notes on June 15, 2012, 2014, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $167.5 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of the Company’s existing indebtedness, to make additional investments and for general corporate purposes.

As of June 30, 2007, the Company had outstanding approximately $172.5 million of Notes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Borrowings  – (continued)

CDO IX

In February 2007, the Company completed its ninth CDO issuance (“CDO IX”). The Company sold the investment grade rated notes having a face amount of $759.0 million and retained all of the below investment grade securities and income notes. CDO IX was collateralized by $593.4 million of securities and loans and $204.9 million of cash.

Secured Credit Facilities

As of May 14, 2007, the Company entered into a new $400.0 million Master Repurchase Agreement with a major financial institution, which was further amended on May 24, 2007 and June 22, 2007 (the “VFCC Facility”). The VFCC Facility provides for a three year term and may be temporarily increased to $800.0 million for a period not to exceed 10 months in connection with the accumulation of collateral for a commercial real estate CDO securitization transaction.

Additionally, on June 5, 2007 and June 22, 2007, the Company amended its existing Master Repurchase Agreement (“Swing Line Facility” and together with the VFCC Facility, the “WA Facilities”) with the same financial institution. Following the amendments, the Company may borrow up to an additional $100.0 million under such facility.

Advance rates under the WA Facilities range from 50% to 95% of the value of the collateral for which the advance is to be made. Amounts borrowed under the WA Facilities bear interest at spreads of 0.15% to 2.10% over the respective commercial paper rate, depending on the type of collateral for which the amount is borrowed. Additionally, if a securitization transaction with respect to the collateral subject to the VFCC Facility is not consummated by March 14, 2008, certain advances under the VFCC Facility will be subject to commitment and unused fees and the Company’s limited guarantee shall be increased to 10% of the amount outstanding under the VFCC Facility.

In June 2007, Monroe Capital entered into a temporary financing arrangement (“MC Facility”) with a major financial institution whereby it can acquire loans and finance up to an aggregate amount of $400.0 million to accumulate collateral for a potential collateralized loan obligation (“CLO”) securitization transaction. Advance rates range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC Facility bear interest at LIBOR plus 0.75%. The MC Facility terminates on the earlier of March 31, 2008 or a CLO securitized transaction. The financial institution had previously financed 100% of the collateral value under Monroe Capital’s direction and retained all of the net interest income. Upon completion of the MC Facility the Company consolidated all the collateral financed under the prior financing facility.

Secured Term Loan

In March 2007, the Company entered into a non-recourse Euro denominated note purchase agreement with a major financial institution (“Euro Note”), to finance a note collateralized by a €75.0 million participation in a junior mezzanine loan that bears interest at three month EURIBOR plus 3.75%. The Company borrowed approximately €75.0 million under the note purchase agreement. The loan bears interest at three month EURIBOR plus 1.50%. The note purchase agreement is coterminous with the underlying mezzanine loan scheduled to mature on July 8, 2011.

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

9. Borrowings  – (continued)

rate of three-month LIBOR plus 2.50%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 7.60%.

In June 2007, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust VIII, completed a private placement of $35.0 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes issued by the Company, which mature on July 30, 2037. The trust preferred securities and the notes have a 30-year term, ending July 30, 2027, and bear interest at a floating rate of three-month LIBOR plus 2.70%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 8.29%.

Repurchase Obligations

The Company had $59.6 million of repurchase agreements, which are collateralized by $63.9 million of floating rate securities at June 30, 2007. These repurchase agreements are generally used to finance the Company’s floating rate securities, backed primarily by mortgage loans, and other investments prior to obtaining permanent financing. These repurchase obligations mature in less than 30 days, and bear LIBOR interest rates. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

10. Related Party Transactions

Advisory Fees

The Company has agreements with CDO I, CDO II, CDO III and CDO V, respectively, to perform certain advisory services.

The Company earned total fees of approximately $1.4 million and $1.5 million for the quarters ended June 30, 2007 and 2006, respectively and $2.8 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, the Company had $0.3 million for each period of unpaid advisory fees recorded in the condensed consolidated balance sheets as receivables from related parties.

Management Fees

The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services, as described in footnote 8. The Company has incurred $0.1 million in management fees for the three and six months ended June 30, 2007, which is recorded in other general and administrative expense in the condensed consolidated statement of operations and had $0.1 million of unpaid-management fees recorded in other liabilities in the condensed consolidated balance sheet at June 30, 2007.

NSF Venture

During the first quarter of 2006, the Company sold its joint venture interest and no longer earns advisory fees from this venture. In connection with the sale, the Company recognized incentive income of approximately $1.2 million, which is included in other revenue in the condensed consolidated statement of operations for the six months ended June 30, 2006. The Company also earned and recognized advisory fees from this joint venture of approximately $60,000 for the six months ended June 30, 2006.

Hard Rock Hotel Loan

On March 29, 2007, the Company purchased from Credit Suisse, or CS, a $100 million junior participation in the financing provided by CS in connection the acquisition of the Hard Rock Hotel and Casino in Las Vegas by a joint venture between DLJ Merchant Banking Partners and the Morgans Hotel Group, or Morgans, which is the minority interest in the joint venture. David Hamamoto, the Company’s president and chief executive officer, is the chairman of the board of Morgans, and Edward Scheetz, the Company’s chairman of the board, is the president and chief executive officer of Morgans.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

Sublease

As of April 1, 2007, the Company entered into a sublease with NorthStar Capital pursuant to which it will rent, on a month-to-month basis, its office space currently used by NorthStar Capital’s professionals (currently three people). The sublease rent is calculated as a per person monthly charge, based on a “turn key” office arrangement (computer, network, telephone and furniture supplied) for each person utilizing its facilities.

11. Equity Based Compensation

Omnibus Stock Incentive Plan

For the three and six months ended June 30, 2007 the Operating Partnership granted an aggregate of 3,842 and 1,116,553 LTIP units, respectively, which are units of partnership interests that are structured as profits interests (“LTIP units”), to certain employees of the Company pursuant to the 2004 Omnibus Stock Incentive Plan, as amended. The LTIP units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter (as defined in the vesting agreement). In addition, the LTIP unit holders are entitled to dividends on the entire grant so long as they are employed by the Company.

The Company has recognized compensation expense of $2.5 million and $1.4 million, respectively, for each of the quarters ended June 30, 2007 and 2006 and $4.6 million and $2.3 million, respectively, for the six months ended June 30, 2007 and 2006 related to the amortization of all awards granted under this plan. As of June 30, 2007, there were approximately 1.4 million unvested LTIP units and there were no forfeitures during the period. The LTIP units will vest over the next 12 respective quarters and the related compensation expense to be recognized over the next 12 respective quarters is $19.1 million, provided there are no forfeitures.

Long-Term Incentive Bonus Plan

In connection with the Company’s initial public offering in 2004, the Compensation Committee adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan, which the Company refers to as the Long-Term Incentive Plan. Up to 2.5% of the Company’s total capitalization as of consummation of its initial public offering was available to be paid under the Long-Term Incentive Plan in cash, shares of common stock or other share-based forms at the discretion of the Compensation Committee, if certain return hurdles are met.

The Compensation Committee established the return hurdle for these performance periods as an annual return on paid in capital as defined in the plan, equal to or greater than 12.5%. If the Company achieves the return hurdles, the vested awards are paid. The Company achieved the initial performance hurdle for the one-year period beginning October 1, 2005 and each of the participants that was an employee at the conclusion of the first performance period received LTIP units equal to half of his or her reserved amount. Each of the participants will be entitled to the other half of his or her total reserved amount if the Company meets the return hurdle for the one-year period beginning on October 1, 2006 and such participant is employed through the end of this second performance period. The aggregate numbers of units to be granted is 349,071 of which 33,977 is unallocated under the plan. The total remaining compensation expense to be recognized over the third quarter is $0.6 million.

At June 30, 2007, management estimated it would meet the performance hurdles for the second performance period and in accordance with FASB 123(R), the Company has recognized $0.6 million of compensation expense in the consolidated financial statements for the three months ended June 30, 2007 and 2006 and $1.3 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Equity Based Compensation  – (continued)

Employee Outperformance Plan

In connection with the employment agreement of the Company’s chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company’s real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company will have the option of terminating this incentive compensation arrangement at any time after the third anniversary of the date of its IPO by paying the Company’s chief investment officer an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company’s chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company’s buyout option, he will be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination increases with each year of employment until the fifth anniversary, at which point the chief investment officer is 100% vested in the full amount of the payment that would be due related to the annual bonus participation amount on the real estate securities business income earned on business, initiated five years earlier, over the return hurdle. The Company has recorded compensation expense under this plan of $0.4 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $0.4 million for each of the six months ended June 30, 2007 and 2006, respectively.

2006 Outperformance Plan

In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the “2006 Outperformance Plan”), a long-term compensation program to further align the interests of the Company’s stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a “performance pool” if the Company’s total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of the Company’s common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the 2006 Outperformance Plan will be allocated among the Company’s employees in accordance with the percentage specified in each employee’s award agreement. Although the amount of the awards earned under the 2006 Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) “Stock Based Compensation”. The fair value of the 2006 Outperformance Plan on the date of adoption was determined by the Company to be $4.1 million. In connection with its determination, the Company retained a firm that had experience in appraising similar plans and considered such appraisal in its determination of the fair value of the 2006 Outperformance Plan. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $0.3 million for each of the three month periods ended June 30, 2007 and 2006 and $0.6 million for each of the six month periods ended June 30, 2007 and 2006.

A summary of the status of our LTIP grants as of June 30, 2007 and December 31, 2006.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Equity Based Compensation  – (continued)

	2007		2006
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year	1,989	9.38	5,559	9.05
Granted	1,162	16.46	844	9.72
Converted to Common Stock	(116)	9.00	(4,404)	9.00
Forfeited	—	—	(10)	9.00
Balance at end of period	3,035	12.81	1,989	9.38

12. Stockholders’ Equity

Preferred Stock

In February 2007, the Company completed a public offering of 6,200,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock at a price of $25.00 per share and generated net proceeds of approximately $150.0 million. In May 2007, the Company completed a public offering of an additional 1,400,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock at a price of $25.00 per share which increased the number of Series B shares outstanding to 7,600,000 and generated additional net proceeds of approximately $33.5 million bringing total net proceeds from the sale of Series B preferred stock to approximately $183.5 million.

Common Stock

Effective as of April 27, 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan pursuant to which it registered and reserved for issuance 15,000,000 shares of its common stock. During the second quarter 2007, the Company issued a total of approximately 204,000 common shares for a gross sales price of approximately $2.7 million.

In May 2007, the Company issued 25,088 shares of common stock with a fair value at the date of grant of $ 0.3 million to its Board of Directors as part of their annual grants.

Dividends

On January 23, 2007, the Company declared a cash dividend of $0.35 per share of common stock and of $0.54688 per share of Series A preferred stock. The dividends were paid on February 15, 2007 to the shareholders of record as of the close of business on February 5, 2007.

On April 25, 2007, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and of $0.55573 per share of Series B preferred stock. The dividends were paid on May 15, 2007 to the shareholders of record as of the close of business on May 7, 2007.

Earnings Per Share

Earnings per share for the three and six months ended June 30, 2007 and 2006 is computed as follows (in thousands):

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Stockholders’ Equity  – (continued)

	For the three months Ended June 30,		For the six months Ended June 30,
	2007	2006	2007	2006
Numerator (Income)
Basic Earnings
Net income available to common share holders	$10,965	$5,244	$17,315	$13,110
Effect of Dilutive Securities
Income allocated to Minority Interest	779	851	1,155	2,249
Dilutive net income available to share holders	$11,744	$6,095	$18,470	$15,359
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	61,378	34,980	61,354	32,898
Effect of Dilutive Securities:
LTIP Units	3,041	5,764	3,045	5,665
Dilutive Shares	64,419	40,744	64,399	38,563

13. Minority Interest in Operating Partnership

Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the “Unit Holders”). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units and common stock outstanding. The issuance of additional shares of beneficial interest (the “Common Shares” or “Share”) or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders’ equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2007, minority interest related to the aggregate limited partnership units of 3,034,723 was $12.6 million.

14. Risk Management and Derivative Activities

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

The Company has acquired all the notes of a synthetic CMBS CDO that entered into a credit default swap agreement with a major financial institution to sell credit protection on a pool of CMBS securities. As of June 30, 2007, the Company recorded an unrealized loss of $5.1 million in the consolidated statement of operations in connection with the mark-to-market adjustment on the credit default swap. The Company’s maximum exposure to loss on the credit default swap is limited to its $54.2 million initial investment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Risk Management and Derivative Activities  – (continued)

The following tables summarize the Company’s derivative financial instruments as of June 30, 2007 and December 31, 2006 (in thousands):

	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of June 30, 2007	$1,239,680	$13,796	4.18% – 7.27%	February 2008 – January 2019
As of December 31, 2006	725,533	(15,055)	4.18% – 7.31%	March 2010 – August 2018

15. Off Balance Sheet Arrangements

CDO Issuances

The Company has interests in four unconsolidated CDO issuances whose CDO notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the preferred equity or the income notes of each CDO, which are the equity securities of the CDO issuances, and, with the exception of CDO I, all of the below investment grade CDO Notes of each CDO issuance. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual collateral management fee. The Company’s interests in CDO I, CDO II, CDO III and CDO V are each accounted for as a single debt security available for sale pursuant to EITF 99-20.

The following tables describe certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of June 30, 2007 and December 31, 2006 (in thousands):

	CDO Collateral – June 30, 2007				CDO Debt – June 30, 2007
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate	Stated Maturity
CDO I(2)	8/21/03	$328,920	6.62%	4.98	$309,742	6.24%	8/1/2038
CDO II	7/1/04	351,180	6.29	5.79	314,828	5.80	6/1/2039
CDO III	3/10/05	400,992	6.37	5.39	359,118	5.88	6/1/2040
CDO V	9/22/05	495,937	5.95	7.61	456,319	5.15	9/5/2045
Total		$1,577,029	6.27%	6.09	$1,440,007	5.71%

(1)	Includes only notes held by third parties.
(2)	The Company has an 83.3% interest.

	CDO Collateral – December 31, 2006				CDO Notes – December 31, 2006
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate at	Stated Maturity
CDO I(2)	8/21/03	$344,769	6.59%	5.40	$325,551	6.22%	8/1/2038
CDO II	7/1/04	377,911	6.30%	6.30	341,101	5.78%	6/1/2039
CDO III	3/10/05	400,963	6.38%	5.95	359,878	5.90%	6/1/2040
CDO V	9/22/05	501,021	5.92%	9.03	461,500	5.17%	9/5/2045
Total		$1,624,664	6.27%	6.86	$1,488,030	5.71%

(1)	Includes only notes held by third parties.
(2)	The Company has an 83.3% interest.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Off Balance Sheet Arrangements  – (continued)

Monroe CLO Equity Notes

The Company owns a residual equity interest in a CLO originated by Monroe Capital, LLC. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. The equity is currently yielding an internal rate of return of approximately 15%. The CLO was determined to be a variable interest entity under Fin 46(R)-6 and the Company was determined not to be the primary beneficiary; therefore, the financial statements of the CLO are not consolidated into the condensed financial statements of the Company. The Company’s residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $17.0 million at June 30, 2007.

Synthetic CMBS CDO

The Company owns all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference commercial securities. The notes yield a blended spread above LIBOR of approximately 4.41%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyers under the credit default swaps. SEAWALL 2006-4a is determined to be a Qualified Special Purpose Entity (“QSPE”) and accordingly is not consolidated. The notes acquired are accounted for as debt securities available for sale and are carried at their fair value with net unrealized gains or losses reported as a component of other comprehensive income. The fair value of the notes was $27.0 million at June 30, 2007.

The Company’s potential loss in its off balance sheet investments is limited to the carrying value of its investment, of $122.4 million and $126.6 million at June 30, 2007 and December 31, 2006, respectively.

16. Segment Reporting

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

The Company’s operating real estate segment is focused on acquiring commercial real estate facilities located throughout the U.S. that are primarily leased under long-term triple-net leases to corporate tenants. Triple-net leases generally require the lessee to pay all costs of operating the facility, including taxes and insurance and maintenance of the facility. The Company’s net-leased facilities are currently located in New York, Ohio, California, Utah, Pennsylvania, New Jersey, Indiana, Illinois, New Hampshire, Massachusetts, Kansas, Maine, South Carolina, Michigan, Colorado, North Carolina, Florida, Washington, Oregon, Wisconsin, Georgia, Oklahoma, Nebraska, Tennessee, Texas and Kentucky. Revenues from these assets are generated from rental income received from lessees of the facilities, and operating expenses include interest costs related

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Segment Reporting  – (continued)

to financing the assets, operating expenses, real estate taxes, insurance, ground rent and repairs and maintenance. The segment generates income from operations by leasing these facilities at a higher rate than its costs of owning and financing the assets.

The Company’s corporate loan segment is focused on originating, structuring and acquiring secured first and second lien loans to middle market companies. The Company generates revenues from this segment by earning interest income from its debt investments and its operating expenses consist primarily of interest costs from financing the assets. This segment generates income from operations by earning a positive spread between the yield on its assets and the interest cost of its debt. The Company evaluates performance and allocates resources to this segment based upon its contribution to income from continuing operations.

The following table summarizes segment reporting for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Operating Real Estate	Real Estate Debt	Real Estate Securities	Corporate Loans	Unallocated(1)	Consolidated Total
Total revenues for the three months ended
June 30, 2007	$22,910	$53,320	$27,824	$2,698	$708	$107,460
June 30, 2006	8,331	26,114	4,606	—	62	39,113
Income (loss) from continuing operations before minority interest for the three months ended
June 30, 2007	982	23,825	6,680	463	(15,304)	16,646
June 30, 2006	295	12,977	3,127	—	(10,388)	6,011
Net income (loss) for the three months ended
June 30, 2007	888	23,825	6,680	412	(16,082)	15,723
June 30, 2006	375	12,977	3,127	—	(11,235)	5,244
Total revenues for the six months ended
June 30, 2007	$43,223	$94,550	$47,985	$2,698	$3,258	$191,714
June 30, 2006	14,898	47,405	8,369	—	211	70,883
Income (loss) from continuing operations before minority interest for the six months ended
June 30, 2007	468	39,808	8,927	1,185	(25,655)	24,733
June 30, 2006	181	24,540	8,736	—	(18,625)	14,832
Net income (loss) for the six months ended
June 30, 2007	327	39,808	8,927	1,134	(26,810)	23,386
June 30, 2006	425	24,819	8,736	—	(20,870)	13,110
Total assets as of June 30, 2007	$1,195,069	$2,447,321	$1,505,733	$317,122	$118,333	$5,583,578

(1)	Unallocated includes corporate level interest income, interest expense and general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Subsequent Events

Common Dividends

On July 24, 2007, the Company declared a cash dividend of $0.36 per share of common stock. The dividend is payable on August 15, 2007 to the shareholders on record as of the close of business on August 7, 2007.

Preferred Dividend

On July 24, 2007 the Company declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock, each payable on August 15, 2007 to shareholders of record on August 7, 2007.

Secured Credit Facilities

In August, the Company entered into a new $350 million Master Repurchase Agreement with a major financial institution (the “JP Facility”). Advance rates under the JP Facility range from 65% to 97% of the value of the collateral for which the advance is to be made. Amounts borrowed under the JP Facility bear interest at spreads of 0.05% to 1.75% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. The JP Facility has a maximum term of three years.

In July 2007, Monroe Capital, entered into a Master Repurchase Agreement (“MC VFCC”) with a major financial institution whereby it can acquire loans and finance up to an aggregate amount of $400 million to accumulate collateral for a potential collateralized loan obligation (“CLO”) securitization transaction. Advance rates range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC VFCC facility bear interest at a spread of 0.75% over the respective commercial paper rate. The MC VFCC facility has a maximum term of three years.

NorthStar Real Estate Securities Opportunity Fund

In July 2007, the Company closed on $109.0 million of capital for its NorthStar Real Estate Securities Opportunity Fund, an investment vehicle in which the Company intends to prospectively conduct its real estate securities investment business.

The Company is the manager and general partner of the fund. The Company will typically receive base management fees ranging from 1.0% to 2.0% per annum on third party capital, and is entitled to annual incentive management fees ranging from 20% of the increase in the fund's net asset value to 25% of the increase in net asset value in excess of an 8.0% return. Base and incentive fees vary depending on the investor capital lockup periods.

As part of the initial closing, the Company sold to the fund its interests in two synthetic commercial real estate CDOs, its equity interest in its most recent real estate securities CDO – CDO IX, the deposits relating to its off-balance sheet warehouse facility, and an equity interest in a third-party securitization. The Company received approximately $35.6 million of cash proceeds from the initial closing and retained a 25.7% interest in the fund.

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

Investors in our securities should read the introduction to Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a detailed discussion of the following items:

•	Key profitability measures, including adjusted funds from operations and return on average common book equity before and after general and administrative expenses;
•	Key factors that affect our profitability, including asset growth, credit risk management, corporate expense management and availability and cost of capital;
•	Key trends that we believe may impact our business in the foreseeable future, including that:
•	large amounts of competitive capital continue to flow into commercial real estate, driving down risk premiums;
•	general economic conditions remain healthy in the U.S.;
•	interest rates remain low by historical standards; and
•	default rates on mortgages remain low.

Recently, the subprime residential lending markets began to experience significant defaults. Several lending markets, including the commercial real estate finance markets, experienced greater volatility resulting from disruptions in the residential sector. We do not have any direct subprime exposure or direct exposure to the single family mortgage market; however, we believe our and our competitor’s cost of financing as well as overall market-demanded risk premiums in commercial lending have increased and will likely continue to increase for the foreseeable future. There is no assurance that the increased cost of capital and the increase in risk premiums that are demanded by investors will not have a material impact on our future profitability measures. However, we expect that a portion of the impact of increased capital costs will be offset by increased yields on newly-originated assets.

Other than as described above, during the period covered by this report, we experienced no material changes in our key annual profitability measures, key factors that affect our profitability or key trends discussed in the introduction to Managements Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Revenues

Interest Income

Interest income for the three months ended June 30, 2007 totaled $79.9 million, representing an increase of $53.6 million, or 204%, compared to $26.3 million for the three months ended June 30, 2006. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate debt, securities and net lease investments with a net book value of $2.9 billion subsequent to June 30, 2006. Income from new investment activities was slightly offset by approximately $806.5 million of real estate securities and debt repayments and sales since June 30, 2006.

Interest Income — Related Parties

Interest income from related parties for the three months ended June 30, 2007 totaled $3.0 million representing a $0.1 million, or 3%, increase compared to $2.9 million for the three months ended June 30, 2006. This increase is primarily attributable to our investment in the non-investment grade note classes of our unconsolidated CDOs. All of our securities CDOs completed since 2006 have been accounted for as on-balance sheet financings.

Rental and Escalation Income

Rental and escalation income for the three months ended June 30, 2007 totaled $21.9 million, representing a $13.9 million, or 174%, increase compared to $8.0 million for the three months ended June 30, 2006. The increase was attributable to the $806.8 million of real estate acquisitions made subsequent to June 30, 2006. These acquisitions collectively contributed additional rental income of $13.1 million. In addition, properties acquired during the second quarter 2006 contributed additional rental income of $0.8 million as a result of having a full quarter’s benefit of the properties’ income in 2007.

Advisory and Management Fee Income — Related Parties

Advisory fees from related parties for the three months ended June 30, 2007 totaled $1.4 million, representing a decrease of approximately $0.1 million, or 7%, compared to $1.5 million for the three months ended June 30, 2006. The decrease is the result of lower advisory fees on our unconsolidated CDOs as a result of lower collateral balances due to asset paydowns.

Other Revenue

Other revenue for the three months ended June 30, 2007 totaled $1.3 million, representing an increase of $0.9 million, or 225%, compared to $0.4 million for the three months ended June 30, 2006. Other revenue for the second quarter 2007 included $0.9 million of recurring income from premiums received on credit default swaps related to Abacus NS2, a consolidated synthetic CDO we acquired in August 2006 and $0.4 million in prepayment penalties exit fees and loan draw fees from loans in our real estate debt portfolio. Other revenue for the second quarter of 2006 included prepayment fees on the early repayment of one of our real estate debt investments and expense reimbursements at two properties in our net lease portfolio.

Expenses

Interest Expense

Interest expense for the three months ended June 30, 2007 totaled $64.5 million, representing an increase of $44.7 million, or 226%, compared to $19.8 million for the three months ended June 30, 2006. This increase was primarily attributable to an increase in debt outstanding from the financing of our new investments. Our on-balance sheet financings of our real estate debt, securities, corporate loans and net lease investments increased from $1.8 billion from June 30, 2006 to $4.6 billion on June 30, 2007 and includes the partial impact of the June 2007 closing of our $172.5 million of our exchangeable notes and $265.0 million from the MC Facility. In addition, there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

Real Estate Properties – Operating Expenses

Property operating expenses for the three months ended June 30, 2007 totaled $2.9 million, representing an increase of $0.9 million, or 45%, compared to $2.0 million for the three months ended June 30, 2006. The increase was attributable to net lease properties acquired subsequent to June 30, 2006.

General and Administrative

General and administrative expenses for the three months ended June 30, 2007 totaled $14.1 million and increased $5.5 million, or 64%, compared to $8.6 million for the three months ended June 30, 2006. The increase is comprised of the following:

Salaries and equity-based compensation for the three months ended June 30, 2007 totaled $8.9 million, including equity based compensation of $4.2 million, representing an increase of approximately $2.9 million, or 48%, compared to $6.0 million, including equity-based compensation of $2.7 million, for the three months ended June 30, 2006. The increase was primarily attributable to an increase in salaries of $1.5 million due to higher staffing levels to accommodate the expansion of our business throughout 2006 into 2007. Equity-based compensation expense for the three months ended June 30, 2007 increased by $1.4 million from the three months ended June 30, 2006. The increase in equity based compensation was attributable to approximately $1.6 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan (which includes additional grants of 1.1 million LTIP units subsequent to June 2006), $0.1 million in additional compensation expense related to our Employee Outperformance Plan and $0.1 million of additional compensation to our board of directors. This increase was offset by the accelerated vesting in 2006 of $0.4 million grants to our former CFO in connection with his termination agreement.

Auditing and professional fees for the three months ended June 30, 2007 totaled $1.3 million, representing an increase of $0.7 million, or 117%, compared to $0.6 million for the three months ended June 30, 2006. The increase was primarily attributable to professional fees relating to legal fees for general corporate work, and investment activities, recruiting fees for new hires, and fees related to agreed upon procedures in connection with CDOs.

Other general and administrative expenses for the three months ended June 30, 2007 totaled $3.9 million, representing an increase of approximately $1.9 million, or 95%, compared to $2.0 million for the three months ended June 30, 2006. These costs include occupancy costs related to the new lease for the relocation of our corporate offices, the lease for our new LA office, printing expenses, public relations, cash management fees, software costs, and licensing fees.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2007 totaled $7.8 million, representing an increase of $5.0 million, or 179%, compared to $2.8 million for the three months ended June 30, 2006. This increase was primarily attributable to $806.8 million of net lease acquisitions made subsequent to June 30, 2006.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the three months ended June 30, 2007 totaled a loss of $0.6 million representing a decrease of $0.7 million compared to $0.1 million for the three months ended June 30, 2006. The decrease was attributable to the operations of Monroe Management which generated a loss of $0.7 million, which was partially offset by a net lease joint venture we entered into in February 2006 which had equity in earnings of $0.1 million.

Unrealized Gain (Loss) on Investments and Other

Unrealized gain (loss) on investments and other increased by approximately $0.4 million for the three months ended June 30, 2007 to a loss of $0.9 million from a loss of $0.5 million for the three months ended

June 30, 2006. The unrealized loss on investments for the three months ended June 30, 2007 consisted of a $0.4 million mark-to-market loss on our CDO warehouse agreement as a result of a decline in the fair market value of collateral held in the warehouses, and a $1.0 million mark-to-market loss on the credit default swaps in our synthetic CDO. Both mark-to-market adjustments resulted from credit spread widening in the commercial real estate securities markets precipitated by credit issues in the residential sub-prime lending markets. We also had a $0.2 million unrealized loss related to the ineffective portion on the hedge of CDO VII. These negative adjustments were slightly offset by a $0.5 million unrealized gain on a US treasury note short sale and a $0.2 million unrealized gain related to the ineffective portion of one of our interest rate swaps in CDO IX. The unrealized loss on investment for the three months ended June 30, 2006 consists of a $0.4 million mark-to-market loss on the securities and $0.5 million gain that represents the net Carry on the accumulated securities held under the CDO VII warehouse agreement. This was offset by a net unrealized mark-to-market loss of $0.6 million related to the closing of CDO VII and the termination of the warehouse agreement.

Realized Gain on Investments and Other

Realized gain for the three months ended June 30, 2007 consisted of a realized loss on the settlement of US treasury note short sale entered into as a hedge offset by a gain on assets sold. The realized gain of $0.6 million for the three months ended June 30, 2006 related to gain on the net Carry in connection with the closing of CDO VII and termination of the warehouse agreement.

Income from Discontinued Operations, Net of Minority Interest

Income from discontinued operations represents the operations of properties sold or held for sale during the period. In April 2007, our Wakefield venture sold two assisted care living facilities. In the first quarter 2006, we sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations.

Comparison of the Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Revenues

Interest Income

Interest income for the six months ended June 30, 2007 totaled $138.2 million, representing an increase of $92.9 million, or 205%, compared to $45.3 million for the six months ended June 30, 2006. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate debt, securities and net lease investments with a net book value of $2.9 billion subsequent to June 30, 2006. Income from new investment activities was slightly offset by approximately $806.8 million of real estate securities and debt repayments since June 30, 2006.

Interest Income – Related Parties

Interest income from related parties for the six months ended June 30, 2007 totaled $5.9 million, representing an increase of $0.1 million, or 2%, compared to $5.8 million for the six months ended June 30, 2006. Interest income from related parties is primarily attributable to our investment in the non-investment grade note classes of our unconsolidated CDOs. All of our securities CDOs completed since 2006 have been accounted for as on-balance sheet financings.

Rental and Escalation Income

Rental and escalation income for the six months ended June 30, 2007 totaled $41.2 million, representing a $26.8 million, or 186%, increase compared to $14.4 million for the six months ended June 30, 2006. The increase was attributable to the $806.8 million of real estate acquisitions made subsequent to June 30, 2006. These acquisitions collectively contributed additional rental income of $25.0 million. In addition, properties acquired during the first half 2006 contributed additional rental income of $1.7 million as a result of having two full quarters benefit of the properties income in 2007.

Advisory and Management Fee Income – Related Parties

Advisory fees from related parties for the six months ended June 30, 2007 totaled $2.8 million, representing a decrease of approximately $0.2 million, or 7%, compared to $3.0 million for the six months ended

June 30, 2006. The decrease is the result of lower advisory fees on our unconsolidated CDOs as a result of lower collateral balances due to asset paydowns.

Other Revenue

Other revenue for the six months ended June 30, 2007 totaled $3.6 million, representing an increase of $1.2 million, or 50%, compared to $2.4 million for the six months ended June 30, 2006. Other revenue for the six months ended June 30, 2007 included $1.9 million of recurring income from premiums received on credit default swaps related to Abacus NS2, a consolidated synthetic CDO we acquired in August 2006, $0.3 million related to a one-time consent fee on the early repayment of one of our real estate securities investment, $1.3 million in prepayment penalties and loan assumption fees from loans in our real estate debt portfolio. Other revenue for the six months ended June 30, 2006 included the recognition of incentive income of $1.2 million in connection with sale of our interest in the NSF venture on February 1, 2006, $0.7 million of prepayment fees on the early repayment of four of our real estate debt investments and $0.3 million related to other reimbursement income from our net lease properties.

Expenses

Interest Expense

Interest expense for the six months ended June 30, 2006 totaled $112.1 million, representing an increase of $77.9 million, or 228%, compared to $34.2 million for the six months ended June 30, 2006. This increase was primarily attributable to an increase in debt outstanding from the financing of our new investments. Our on-balance sheet financings of our real estate debt, securities, corporate loans and net lease investments increased from $1.8 billion as of June 30, 2006 to $4.6 billion in June 30, 2007 and included the partial period impact of the June closing of our $172.5 million of our exchangeable notes and the $265.0 million from our MC facility. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

Real Estate Properties – Operating Expenses

Property operating expenses for the six months ended June 30, 2007 totaled $5.6 million, representing an increase of $2.1 million, compared to $3.5 million for the six months ended June 30, 2006. The increase was attributable to net lease properties acquired subsequent to June 30, 2006. These acquisitions collectively contributed $1.9 million of operating expenses. Properties acquired during first and second quarter 2006 contributed additional property operating expenses of $0.2 million as a result of having two full quarter’s expense in 2007.

General and Administrative

General and administrative expenses for the six months ended June 30, 2007 totaled $28.6 million and increased $12.9 million, or 82%, compared to $15.7 million for the three months ended June 30, 2006. The increase is comprised of the following:

Salaries and equity-based compensation for the six months ended June 30, 2007 totaled $17.7 million, including equity based compensation of $7.9 million, representing an increase of approximately $7.7 million, or 77%, compared to $10.0 million, including equity-based compensation of $4.5 million, for the six months ended June 30, 2006. The increase was primarily attributable to an increase in salaries of $4.3 million due to higher staffing levels to accommodate the expansion of our business throughout 2006 into 2007. Equity-based compensation expense for the six months ended June 30, 2007 increased by $3.4 million over the six months ended June 30, 2006. The increase in equity based compensation was attributable to approximately $2.7 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan (which includes additional grants of 1.2 million LTIP units in the first half of 2007), $0.3 million in additional compensation expense relating to the 84,755 LTIP units granted under our Long Term Incentive Bonus Plan, $0.3 million in additional compensation expense related to our Employee Outperformance Plan and $0.1 million in additional compensation expense related to our board of directors annual grants.

Auditing and professional fees for the six months ended June 30, 2007 totaled $4.0 million, representing an increase of $1.7 million, or 74%, compared to $2.3 million for the six months ended June 30, 2006. The increase was primarily attributable to professional fees relating to legal fees for general corporate work, and investment activities, recruiting fees for new hires, and fees related to agreed upon procedures in connection with CDOs.

Other general and administrative expenses for the six months ended June 30, 2007 totaled $6.9 million, representing an increase of approximately $3.5 million, or 103%, compared to $3.4 million for the six months ended June 30, 2006. These costs include occupancy costs related to new lease for the relocation of our corporate offices, the lease for our new LA office, printing expenses, public relations, cash management fees, software costs, and licensing fees.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2007 totaled $14.4 million, representing an increase of $9.1 million, or 172%, compared to $5.3 million for the six months ended June 30, 2006. This increase was primarily attributable to $806.8 million of net lease acquisitions made subsequent to June 30, 2006.

Equity in Earnings of Unconsolidated Ventures

Equity in earnings for the six months ended June 30, 2007 totaled a loss of $0.6 million representing a decrease of $0.8 million compared to $0.2 million for the six months ended June 30, 2006. The decrease was attributable to the operations of Monroe Management which generated a loss of $0.8 million which was partially offset by a net lease joint venture we entered into in February 2006 which generated equity in earnings of $0.2 million.

Unrealized Gain on Investments and Other

Unrealized gain (loss) on investments and other decreased by approximately $9.8 million for the six months ended June 30, 2007 to a loss of $8.2 million from a gain of $1.6 million for the six months ended June 30, 2006. The unrealized loss on investments for the six months ended June 30, 2007 consisted of a $4.2 million mark-to-market loss on our CDO warehouse agreement as a result of a decline in the fair market value of collateral held in the warehouses, and a $5.1 million mark-to-market loss on the credit default swaps in our synthetic CDO. Both mark-to-market adjustments resulted from credit spread widening in the commercial real estate securities markets precipitated by credit issues in the residential sub-prime lending markets. We also had a $0.2 million unrealized loss related to the ineffective portion of the hedge of CDO VII. These negative adjustments were slightly offset by a $0.5 million unrealized gain on securities sold, not yet purchased and a $0.8 million unrealized gain related to the ineffective portion of one of our interest rate swaps in CDO IX. The unrealized gain on investment for the six months ended June 30, 2006 consists of a $1.5 million mark-to-market gain on the securities of CDO VII warehouse prior to the closing of the CDO on June 22, 2006 and a $0.5 million gain which represents the net Carry on the accumulated securities held under the CDO VIII warehouse agreement offset by a $0.4 million mark-to-market loss on securities.

Realized Gain on Investments and Other

The realized gain of $2.5 million for the six months ended June 30, 2007 is primarily related to the increase in fair value related to the net Carry of securities during the warehouse period of $1.3 million, which was realized at the close of CDO IX and a gain of $1.5 million on the early redemption of REIT debt securities in CDO VII, partially offset by a realized loss of $0.3 million on the closing of short securities position. The realized gain of $0.8 million for the six months ended June 30, 2006 represented the net Carry on securities during the warehouse period on CDO VII and CDO III. This was offset for the six months ended June 30, 2006 by a $0.1 million loss related to the sale of our investments in AAA-rated, short term, floating rate securities.

Income from Discontinued Operations, Net of Minority Interest

Income from discontinued operations represents the operations of properties sold or held for sale during the period. In 2007, our Wakefield venture sold two assisted care living facilities, which closed April 2007. In the first quarter 2006, we sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations.

Gain on Sale from Discontinued Operations, Net of Minority Interest

We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006 and recognized a gain on sale, net of minority interest of $0.1 million for the six months ended June 30, 2006. We had no such gain for the six months ended June 30, 2007.

Gain on Sale of Joint Venture Interest, Net of Minority Interest

On February 1, 2006, we sold our interests in the NSF venture to the NSF venture investor and terminated the associated advisory agreements for total consideration of $2.9 million. We recognized a gain on sale, net of minority interest of $0.3 million for the six months ended June 30, 2006. We had no such gain for the six months ended June 30, 2007.

Liquidity and Capital Resources

We require significant capital to fund our investment activities and operating expenses. Currently, our capital sources include cash flow from operations, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and CDO financings, long-term senior and subordinate corporate capital such as senior notes, trust preferred securities and the perpetual preferred and common stock.

Our total available liquidity at June 30, 2007 was approximately $581.0 million, including, $41 million of unrestricted cash and cash equivalents, $281.0 million of cash in our CDOs, which is available for reinvestment within the CDO, and $259.0 million of available undrawn liquidity on our credit facilities.

As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non deductible excise tax.

These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital committed to its operations; however, we believe that our access to capital resources and financing will enable us to meet current and anticipated capital requirements. We believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. Our ability to meet a long-term (beyond one year) liquidity requirement is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders’ and investors’ resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. On June 30, 2006, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3 which was amended on April 11, 2006 and declared effective by the Securities and Exchange Commission on April 26, 2006. We completed five offerings since the shelf was declared effective.

Unsecured Exchangeable Senior Notes

In June 2007, we issued $172.5 million of 7.25% exchangeable senior notes (the “Notes”) which are due in 2027. The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes will pay interest semi-annually on June 15 and December 15, at a rate of 7.25% per annum, and mature on June 15, 2027. The Notes have an initial exchange rate representing an exchange price of $16.89 per share of our common stock. The initial exchange rate is subject to adjustment under certain circumstances. The Notes are senior unsecured obligations of our operating partnership and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2027, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The Notes are Redeemable, at our option on, and after June 15, 2014. We may be required to repurchase the Notes on June 15, 2012, 2014, 2017 and 2022 and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $167.5 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, to make additional investments and for general corporate purposes.

As of June 30, 2007, we had outstanding approximately $172.5 million of senior unsecured Notes.

In March 2007, a wholly owned subsidiary of ours, NorthStar Realty Finance Trust VII, completed a private placement of $37.5 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes issued by us, which mature on April 30, 2037. The trust preferred securities and the notes have a 30-year term, ending April 30, 2037, and bear interest at a floating rate of three-month LIBOR plus 2.50%. We have entered into an interest rate swap agreement, which fixed the interest rate for ten years at 7.60%.

In June 2007, a wholly owned subsidiary of ours, NorthStar Realty Finance Trust VIII, completed a private placement of $35.0 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes issued by us, which mature on July 30, 2027. The trust preferred securities and the notes have a 30-year term, ending July 30, 2027, and bear interest at a floating rate of three-month LIBOR plus 2.70%. We have entered into an interest rate swap agreement, which fixed the interest rate for ten years at 8.29%.

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

During the second quarter 2007, we issued a total of approximately 204,000 common shares for a gross sales price of approximately $2.7 million.

Cash Flows

The net cash flow provided by operating activities of $51.8 million, increased $2.8 million for the six months ended June 30, 2007 from $49.0 million of cash provided by operations for the six months ended June 30, 2006. This was primarily due to the operating cash flows generated from a greater asset base resulting from net origination/acquisition volumes generated by our three business lines.

The net cash flow used in investing activities increased by $1.3 billion for the six months ended June 30, 2007 from $1.1 billion for the six months ended June 30, 2006. Net cash used in investing activities in 2007 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities and originate or acquire real estate debt investments, corporate loan investments, as well as funding of new warehouse deposits for our CDOs.

The net cash flow provided by financing activities increased by $1.3 billion for the six months ended June 30, 2007 to $2.3 billion from $1.0 billion for the six months ended June 30, 2006. The primary source of cash flow provided by financing activities was the perpetual preferred equity offering, the issuance of exchangable debt, the issuance of CDO bonds, borrowings under credit facilities, operating real estate, acquisition financing and issuing trust preferred securities.

Contractual Obligations and Commitments

As of June 30, 2007, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	After 5 Years
Mortgage notes net lease	$829,835	$1,322	$12,167	$80,236	$736,110
Mezzanine loan payable	14,664	765	3,324	3,845	6,730
Repurchase agreements	59,622	59,622	—	—	—
CDO bonds payable	2,411,845	—	—	—	2,411,845
Exchangeable senior notes	172,500	—	—	—	172,500
Liability to subsidiary trusts issuing preferred securities	286,258	—	—	—	286,258
Credit facilities	692,007	—	265,003	427,004	—
Secured term loan	101,513	—	—	101,513	—
Capital leases(1)	17,249	184	934	974	15,157
Operating leases	84,799	2,851	11,142	11,211	59,595
Unfunded commitments(2)	792,837	—	140,956	485,747	166,134
Total contractual obligations	$5,463,129	$64,744	$433,526	$1,110,530	$3,854,329

(1)	Includes interest on the capital leases.
(2)	This represents unfunded loan commitments on our real estate debt and corporate loan investments. The funding of the commitment is recorded in the period the commitment expires due to the uncertainty of the funding. In accordance with certain loan agreements, we have unfunded commitments of $792.8 million as of June 30, 2007, that we are obligated to fund as borrowers meet certain requirements.

Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of June 30, 2007, we are in compliance with all financial and non-financial covenants in our debt obligations.

Off-Balance Sheet Arrangements

CDO Issuances

We have interests in four unconsolidated CDO issuances, whose CDO notes are primarily collateralized by investment grade real estate securities. We generally purchase the preferred equity or the income notes of each CDO, which are the equity securities of the CDO issuances, and, with the exception of CDO I, all of the below investment grade CDO Notes of each CDO issuance. In addition, we earn a fee of 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual collateral management fee. Our interests in CDO I, CDO II, CDO III and CDO V are each accounted for as a single debt security available for sale pursuant to EITF 99-20.

The following tables describe certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of June 30, 2007 and December 31, 2006 (in thousands):

	CDO Collateral – June 30, 2007				CDO Notes – June 30, 2007
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate	Stated Maturity
CDO I(2)	8/21/03	$328,920	6.62%	4.98	$309,742	6.24%	8/1/2038
CDO II	7/1/04	351,180	6.29	5.79	314,828	5.80	6/1/2039
CDO III	3/10/05	400,992	6.37	5.39	359,118	5.88	6/1/2040
CDO V	9/22/05	495,937	5.95	7.61	456,319	5.15	9/5/2045
Total		$1,577,029	6.27%	6.09	$1,440,007	5.71%

(1)	Includes only notes held by third parties.
(2)	We have an 83.3% interest.

Monroe CLO Equity Notes

We own a residual equity interests in a CLO originated by Monroe Capital, LLC, a specialty finance company. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. Based on the projected future cash flows the equity is yielding an internal rate of return of approximately 18%. The CLO was determined to be a variable interest entity under Fin 46(R)-6 and we were determined not to be the primary beneficiary therefore the financial statements are not consolidated into our condensed financial statements. Our residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $17.0 million at June 30, 2007.

Synthetic CMBS CDO

We own all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a. The notes of this CDO bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the CDO for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 4.41%. Any losses on the reference securities will require the CDO to liquidate a portion of the AAA collateral in order to make payments to credit protection buyer under the credit default swaps. SEAWALL 2006-4a is determined to be a Qualified Special Purpose Entity (“QSPE”) and accordingly is not consolidated. The notes acquired are accounted for as debt securities available for sale and are carried at their fair value with net unrealized gains or loss reported as a component of other comprehensive income. The fair value of the notes was $27.0 million at June 30, 2007.

Our potential loss in our off balance sheet investments was limited to the carrying value of its investment of $122.4 million at June 30, 2007.

Recent Developments

Dividends

Common Dividends

On July 24, 2007, we declared a cash dividend of $0.36 per share of common stock. The dividend is payable on August 15, 2007 to the shareholders on record as of the close of business on August 7, 2007.

Preferred Dividend

On July 24, 2007 we declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock, payable on August 15, 2007 to shareholders of record on August 7, 2007.

Secured Credit Facilities

In August, we entered into a new $350 million Master Repurchase Agreement with a major financial institution (the “JP Facility”). Advance rates under the JP Facility range from 65% to 97% of the value of the collateral for which the advance is to be made. Amounts borrowed under the JP Facility bear interest at spreads of 0.05% to 1.75% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. The JP Facility has a maximum term of three years.

In July 2007, Monroe Capital, entered into a Master Repurchase (“MC VFCC”) arrangement with a major financial institution whereby it can acquire loans and finance up to an aggregate amount of $400 million to accumulate collateral for a potential collateralized loan obligation (“CLO”) securitization transaction. Advance rates range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC VFCC facility bear interest at the respective commercial paper rate plus 0.75%. The MC VFCC facility has a maximum term of three years.

NorthStar Real Estate Securities Opportunity Fund

In July 2007, we closed on $109.0 million of capital for our NorthStar Real Estate Securities Opportunity Fund, an investment vehicle in which we intend to prospectively conduct our real estate securities investment business.

We are the manager and general partner of the fund. We will typically receive base management fees ranging from 1.0% to 2.0% per annum on third party capital, and we are entitled to annual incentive management fees ranging from 20% of the increase in the fund's net asset value to 25% of the increase in net asset value in excess of an 8.0% return. Base and incentive fees vary depending on the investor capital lockup periods.

As part of the initial closing, we sold to the fund our interests in two synthetic commercial real estate CDOs, our equity interest in its most recent real estate securities CDO – CDO IX, the deposits relating to our off-balance sheet warehouse facility, and an equity interest in a third-party securitization. We received approximately $35.6 million of cash proceeds from the initial closing and retained a 25.7% interest in the fund.

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

Inflation

Our leases for tenants of our net lease properties are generallytriple net or equivalent leases where the tenants are responsible for all real estate taxes, insurance and operating expenses or the leases provide for additional expense reimbursements based on changes in the Consumer Price Index (CPI) or actual increases in expenses.

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

Funds from Operations (FFO) and Adjusted Funds from Operations (AFFO)

Management believes that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and NorthStar in particular. We computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT), as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. AFFO is a computation often made by REIT industry analysts and investors to measure a real estate company’s cash flow generated from operations. Management believes that FFO and AFFO are additional appropriate measures of our operating performance, and also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time. Since FFO and AFFO are generally recognized as industry standards for measuring the operating performance of a REIT, we also believe that FFO and AFFO provide us and our investors with an additional useful measure to compare our financial performance to other REITs.

We calculate AFFO by subtracting from (or adding) to FFO:

•	normalized recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue stream, e.g., leasing commissions and tenant improvement allowances;
•	an adjustment to reverse the effects of straight-lining of rents and fair value lease revenue under SFAS 141;
•	the amortization or accrual of various deferred costs including intangible assets and equity based compensation; and
•	an adjustment to reverse the effects of unrealized gains/(losses) relating to: (i) change in the value of our off-balance sheet warehouse facilities caused by changes in interest rates; and (ii) changes in the value of the credit default swaps in our consolidated synthetic CDO equity interests (which would otherwise be recorded as an adjustment to shareholder’s equity if such interests had been unconsolidated.)

Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs.

Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before minority interest for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Funds from Operations:
Income from continuing operations before minority interest	$16,646	$6,011	$24,733	$14,832
Minority interest in joint ventures	(136)	—	(136)	—
Income from continuing operations before minority interest in operating partnership	16,510	6,011	24,597	14,832
Adjustments:
Preferred dividend	(4,758)	—	(6,071)	—
Depreciation and amortization	7,841	2,843	14,431	5,338
Funds from discontinued operations	(5)	84	17	121
Real estate depreciation and amortization – unconsolidated ventures	247	214	496	332
Funds from Operations	$19,835	$9,152	$33,470	$20,623
Adjusted Funds from Operations:
Funds from Operations	$19,835	$9,152	$33,470	$20,623
Straight-line rental income, net	(663)	(368)	(987)	(673)
Straight-line rental income, discontinued operations	—	—	10	—
Straight-line rental income, unconsolidated ventures	(53)	(24)	(113)	(32)
Amortization of equity-based compensation	4,158	2,743	7,889	4,456
Fair value lease revenue (SFAS 141 adjustment)	(164)	(88)	(340)	(115)
Unrealized (gains)/losses from mark-to-market adjustments	1,828	1,000	9,838	(1,074)
Adjusted Funds from Operations	$24,941	$12,415	$49,767	$23,185

Return on Average Common Book Equity

We calculate return on average common book equity (“ROE”) on a consolidated basis and for each of our major business lines. We believe that ROE provides investors and management with a good indication of the performance of the Company and our business lines because it provides the best approximation of cash returns on common equity invested. Management also uses ROE, among other factors, to evaluate profitability and efficiency of equity capital employed, and as a guide in determining where to allocate capital within its business. ROEs may fluctuate from quarter to quarter based upon a variety of factors, including the timing and amount of investment fundings, repayments and asset sales, capital raised and leverage used, and the yield on investments funded.

Return on Average Common Book Equity (Pre-G&A and Unrealized Mark-to-Market Gain)
($ in thousands)

	Northstar Realty Finance Corp.
	Three Months Ended June 30, 2007		Annualized June 30, 2007(2)	Year Ended December 31, 2006
Adjusted Funds from Operations (AFFO)	24,941		99,764 (A)	59,409
Plus: General & Administrative Expenses	14,057
Plus: General & Administrative Expenses from Unconsolidated Ventures	1,470
Less: Equity-Based Compensation and Straight-Line Rent included in G&A	4,161
AFFO, excluding G&A	36,307		145,228 (B)	85,739
Average Common Book Equity & Operating Partnership Minority Interest(1)	$586,965	(C)		378,628
Return on Average Common Book Equity (including G&A)	17.0%(A)/(C)			15.7%
Return on Average Common Book Equity (excluding G&A)	24.7%(B)/(C)			22.6%

(1)	Average Common Book Equity and Operating Partnership Minority Interest computed using beginning and ending of period balances.
(2)	Annualized numbers are calculated by taking the current quarter amounts and multiplying by 4.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At June 30, 2007, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $25.6 million, offset by an increase in our interest expense of approximately $20.4 million on our variable rate liabilities.

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

Derivatives and Hedging Activities

We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties; however, we do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings. The objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements.

We have acquired all the notes of a synthetic CMBS CDO that entered into a credit default swap agreement with a major financial institution to sell credit protections on a pool of CMBS securities. As of June 30, 2007, we recorded an unrealized loss of $5.1 million in the consolidated statement of operations in connection with the mark-to-market adjustment on the credit default swap. Our maximum exposure to loss on the credit default swap is limited to its $54.2 million initial investment.

The following tables summarize our derivative financial instruments as of June 30, 2007 (in thousands).

	Notional Amount	Fair Value	Range of Fixed Libor	Range of Maturity
Interest rate swaps and basis swaps	$1,239,680	$13,796	4.18% – 7.27%	February 2008 – January 2019

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control over Financial Reporting

Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of shareholders was held on May 24, 2007 (the “Meeting”). At the close of business on the record date for the Meeting (which was April 24, 2007), there were 61,344,601 shares of common stock outstanding and entitled to vote at the Meeting. Holders of 57,559,415 shares of common stock (representing a like number of votes) were present at the Meeting, either in person or by proxy.

At the Meeting, the following individuals were elected to our Board of Directors to hold office for a one-year term and until his or her successor is duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
William V. Adamski	57,405,779	153,636
Preston Butcher	28,126,268	29,433,147
David T. Hamamoto	56,178,187	1,381,228
Judith A. Hannaway	57,406,039	153,376
Wesley D. Minami	57,371,757	187,658
Louis J. Paglia	57,408,079	151,336
W. Edward Scheetz	56,138,852	1,420,563
Frank V. Sica	28,149,586	29,409,829

At the Meeting, our shareholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2007, by the following vote:

In Favor	Against	Abstained
57,457,863	45,364	86,188

At the Meeting, our shareholders approved Amendment No. 2 to the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan, by the following vote:

In Favor	Against	Abstained
35,346,707	6,848,155	347,804

Item 5. Other Information

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 27, 2005)
3.4	Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.75 % Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated September 14, 2006)
3.5	Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.25 % Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated February 7, 2007)

Exhibit Number	Description
3.6	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.25 % Series B Preferred Stock, liquidation preference $25.00 per share
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.2	Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.3	Executive Employment Agreement, dated as of October 22, 2004, between David T. Hamamoto and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.5 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.4	Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.5	Executive Employment Agreement, dated as of October 22, 2004, between Daniel R. Gilbert and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.8 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.6	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.7	Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.8	Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)
10.9	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC (incorporated by reference to Exhibit 10.10 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.10	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.11 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.11	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.12	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.13	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.14	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

Exhibit Number	Description
10.15	Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.16 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.16	Amended and Restated Junior Subordinated Indenture dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.17 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.17	Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.18 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.18	Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)
10.19	First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.20	Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.21	Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.22	Third Amendment to the Master Repurchase Agreement, dated as of September 30, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.23	Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, between NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.26 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.24	Agreement of Purchase and Sale, dated as of October 25, 2005, between 1552 Lonsdale LLC and 1552 Bway Owner, LLC (incorporated by reference to Exhibit 10.27 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.25	Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.26	Sublease, dated as of November 7, 2005, between NorthStar Realty Finance Limited Partnership and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.27	Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))

Exhibit Number	Description
10.28	Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.29	Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.30	Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.31	Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.32	Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.33	Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.34	Executive Employment Agreement, dated as of March 14, 2006, between Richard J. McCready and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.35 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)
10.35	Executive Employment Agreement, dated as of March 22, 2006, between Andrew C. Richardson and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on March 28, 2006)
10.36	Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)
10.37	Second Omnibus Amendment to Repurchase Documents, dated as of June 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
10.38	Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

Exhibit Number	Description
10.39	Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)
10.40	Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)
10.41	Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.42	Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.43	Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A. (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.44	Sixth Amendment to the Master Repurchase Agreement, dated as of November 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.45 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.45	Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)
10.46	Purchase and Sale Agreement, dated as of February 23, 2007, by and among GIN Housing Partners I, L.L.C. and the persons and entities identified as sellers on the signature pages thereto, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.44 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.47	Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.48	Amended and Restated Trust Agreement, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.47 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

Exhibit Number	Description
10.49	Master Repurchase Agreement, dated as of May 14, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XI, LLC, NRFC WA Holdings XII, LLC, Variable Funding Capital Company LLC, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and NRFC Sub-REIT Corp.
10.50	First Amendment to Master Repurchase Agreement, dated as of May 24, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XI, LLC, NRFC WA Holdings XII, LLC, Variable Funding Capital Company LLC, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and NRFC Sub-REIT Corp.
10.51	Amended and Restated Master Repurchase Agreement, dated as of June 5, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XI, LLC, NRFC WA Holdings XII, LLC, and Wachovia Bank, National Association, NorthStar Realty Finance Corp. and NorthStar Realty Finance Limited Partnership
10.52	Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee
10.53	Amended and Restated Trust Agreement, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees
10.54	First Amendment to Amended and Restated Master Repurchase Agreement, dated as of June 22, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XI, LLC, NRFC WA Holdings XII, LLC, and Wachovia Bank, National Association, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wells Fargo Bank, National Association
10.55	Second Amendment to the Master Repurchase Agreement, dated as of June 22, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XI, LLC, NRFC WA Holdings XII, LLC, Variable Funding Capital Company LLC, Wachovia Bank, National Association, Wachovia Capital Markets, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P., NRFC Sub-REIT Corp. and Wells Fargo Bank, National Association
10.56	Master Repurchase Agreement, dated as of August 8, 2007, by and among NRFC JP Holdings, LLC and JPMorgan Chase Bank, N.A.
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.
Date: August 9, 2007	By: /s/ David T. Hamamoto David T. Hamamoto Chief Executive Officer
By: /s/ Andrew C. Richardson Andrew C. Richardson Chief Financial Officer