Form 10-Q
period 2007-09-30
NORTHSTAR REALTY
filed 2007-11-09
CIK 1273801

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 001-32330

NORTHSTAR REALTY FINANCE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland	11-3707493
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

399 Park Avenue, 18th Floor New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600
(Registrant's Telephone Number, Including Area Code)

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                Accelerated Filer ☒                Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        The Company has one class of common stock, par value $0.01 per share, with 61,678,489 shares outstanding as of November 8, 2007.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT

For the Three and Nine months Ended September 30, 2007

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Per Share Data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$137,165	$44,753
Restricted cash	181,018	134,237
Operating real estate, net	1,061,674	468,608
Available for sale securities, at fair value	663,317	788,467
CDO deposit and warehouse agreements	—	32,649
Collateral held by broker	12,346	—
Real estate debt investments	2,095,371	1,571,510
Real estate debt investments held for sale	58,181	—
Corporate loan investments	452,000	—
Investments in and advances to unconsolidated ventures	35,050	11,845
Receivables, net of allowance of $4 and $9 in 2007 and 2006, respectively	31,709	17,477
Unbilled rents receivable	4,853	2,828
Derivative instruments, at fair value	435	958
Deferred costs and intangible assets, net	127,079	90,200
Other assets	47,795	22,088

Total assets	$4,907,993	$3,185,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Mortgage notes and loans payable	$861,385	$390,665
Exchangeable senior notes	172,500	—
CDO bonds payable	1,601,185	1,682,229
Credit facilities	896,885	16,000
Secured term loan	106,147	—
Liability to subsidiary trusts issuing preferred securities	286,258	213,558
Repurchase obligations	50,931	80,261
Securities sold, not yet purchased	12,346	—
Obligations under capital leases	3,518	3,454
Accounts payable and accrued expenses	39,400	20,025
Escrow deposits payable	66,943	58,478
Derivative liability, at fair value	19,549	16,012
Other liabilities	32,249	22,308

Total liabilities	4,149,296	2,502,990
Minority interest in operating partnership	12,686	7,655
Minority interest in joint ventures	17,488	15,204
Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	183,505	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,678,284 and 61,237,781 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	616	612
Additional paid-in capital	595,025	590,035
Retained earnings (deficit)	(23,172)	16,570
Accumulated other comprehensive loss	(85,318)	(5,313)

Total stockholders' equity	728,523	659,771

Total liabilities and stockholders' equity	$4,907,993	$3,185,620

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues and other income:
Interest income	$78,082	$41,059	$216,286	$86,346
Interest income—related parties	3,767	2,915	9,698	8,734
Rental and escalation income	26,674	10,829	67,877	25,260
Advisory and management fee income—related parties	2,441	1,454	5,256	4,447
Other revenue	1,714	2,007	5,275	4,360

Total revenues	112,678	58,264	304,392	129,147
Expenses:
Interest expense	65,290	32,958	177,393	67,123
Real estate properties—operating expenses	2,158	1,929	6,406	5,368
Asset management fees—related party	1,405	209	2,868	298
Fund raising fees and other joint venture cost	6,295	—	6,295	—
General and administrative:
Salaries and equity based compensation(1)	9,525	5,013	27,175	14,968
Auditing and professional fees	1,347	1,179	5,558	3,470
Other general and administrative	3,517	2,703	10,157	6,108

Total general and administrative	14,389	8,895	42,890	24,546
Depreciation and amortization	9,163	3,948	23,594	9,273

Total expenses	98,700	47,939	259,446	106,608
Income from operations	13,978	10,325	44,946	22,539
Equity in (loss) earnings of unconsolidated ventures	(4,578)	116	(5,162)	312
Unrealized gain (loss) on investments and other	4,416	21	(3,762)	1,645
Realized gain (loss) on investments and other	997	311	3,524	1,109

Income from continuing operations before minority interest	14,813	10,773	39,546	25,605
Minority interest in operating partnership	(680)	(1,203)	(1,835)	(3,452)
Minority interest in joint ventures	(215)	(37)	(351)	(37)

Income from continuing operations	13,918	9,533	37,360	22,116
Income (loss) from discontinued operations, net of minority interest	—	141	(13)	248
Gain (loss) on sale from discontinued operations, net of minority interest	—	—	(43)	141
Gain on sale of joint venture interest, net of minority interest	—	—	—	279

Net income	13,918	9,674	37,304	22,784
Preferred stock dividends	(5,231)	—	(11,302)	—

Net income available to common stockholders	$8,687	$9,674	$26,002	$22,784

Net income per share from continuing operations (basic/diluted)	$0.14	$0.23	$0.42	$0.61
Income per share from discontinued operations (basic/diluted)	—	—	—	0.01
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	—	—	0.01

Net income available to common stockholders	$0.14	$0.23	$0.42	$0.63

Weighted average number of shares of common stock:
Basic	61,629,938	42,513,172	61,448,490	36,143,726
Diluted	64,659,852	48,068,996	64,400,903	41,770,003

(1)
The three months ended September 30, 2007 and 2006 includes $3,948 and $2,108 of equity based compensation expense, respectively. The nine months ended September 30, 2007 and 2006 includes $11,837 and $6,564 of equity based compensation expense, respectively.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income available to common stockholders	$8,687	9,674	26,002	22,784
Unrealized gain (loss) on available for sale securities	(54,620)	12,674	(96,925)	9,909
Change in fair value of derivatives	(24,091)	(18,716)	7,208	(16,277)
Reclassification adjustments for gains/(losses) included in net income	9,502	(7)	9,712	(12)

Comprehensive income (loss)	$(60,522)	3,625	(54,003)	16,404

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net cash provided by operating activities	$78,386	$73,560
Cash flows from investing activities:
Acquisition of operating real estate, net	(606,512)	(200,949)
Net proceeds from disposition of operating real estate	—	2,177
Real estate debt investments acquisitions/originations	(1,074,483)	(838,962)
Real estate debt investments acquisition costs	(3,136)	(2,833)
Real estate debt investments repayments	408,755	202,532
Deferred lease cost	—	(42)
Acquisition of available for sale securities	(779,821)	(609,744)
Proceeds from disposition of securities available for sale	104,233	11,320
Available for sale securities repayments	55,702	—
Corporate loan investment acquisitions	(472,588)	—
Corporate loan investment prepayment	15,181	—
Proceeds from sale of corporate debt investment	5,419
Increase in CDO warehouse deposits	(18,000)	(29,500)
Cash receipts from CDO issuer	8,826	20,402
Restricted cash from investing activities	(121,952)	(75,401)
Acquisition Deposits	(5,308)	—
Investment in and advances to unconsolidated ventures	(28,099)	(8,738)
Distributions from unconsolidated ventures	362	330
Sale of investment in unconsolidated ventures	—	2,905
Proceeds from sale of assets	62,821

Net cash used in investing activities	(2,448,600)	(1,526,503)
Cash flows from financing activities:
Restricted cash	$(2,302)
Collateral held by broker	(12,346)	—
Securities sold, not yet purchased	28,471	—
Settlement of short sale	(16,352)	—
Mortgage notes and loan borrowings	453,363	149,870
Proceeds from issuance of CDO bonds	828,300	864,148
Settlement of derivative	—	632
Mortgage principal repayments	(3,609)	(1,287)
Borrowings under credit facilities	1,524,629	758,790
Borrowings under secured term loan	107,047	—
Secured term loan repayments	(900)
Repayments on credit facilities	(643,744)	(543,832)
Repurchase obligation borrowings	23,656	89,572
Repurchase obligation repayments	(52,985)	(17,331)
CDO bonds repayment	(113,594)	(30,021)
Other loans payable	13,300	—
Other loan payable repayment	(387)
Proceeds from exchangeable senior notes	172,500	—
Capital contributions by joint venture	2,481	—
Proceeds from preferred stock offering	190,000	60,000
Proceeds from common stock offering	3,740	122,203
Borrowings from subsidiary trusts issuing preferred securities	72,500	80,000
Payment of deferred financing costs	(24,146)	(19,276)
Dividends (common and preferred)and distributions	(80,282)	(35,219)
Offering costs	(6,714)	(9,742)

Net cash provided by financing activities	2,462,626	1,468,507
Net decrease in cash & cash equivalents	92,412	15,564
Cash & cash equivalents—beginning of period	44,753	27,898

Cash & cash equivalents—end of period	$137,165	43,462

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation and Organization

        NorthStar Realty Finance Corp., a Maryland corporation (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue to expand the subordinate real estate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp. ("NCIC"). Substantially all of the Company's assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership"). On October 29, 2004, the Company closed its initial public offering (the "IPO") pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.1 million, net of issuance costs of $19.9 million. On November 19, 2004, the Company issued an additional 1,160,750 shares of common stock pursuant to the exercise of the overallotment option by the underwriters of the IPO, with proceeds to the Company of $9.7 million, net of issuance costs of $0.7 million. In connection with the IPO, the Company also issued 50,000 shares of common stock, as partial compensation for underwriting services, to the lead underwriter of the IPO. In addition, 38,886 shares of restricted common stock were granted to the Company's non-employee directors. Simultaneously with the closing of the IPO on October 29, 2004, three majority-owned subsidiaries of NCIC (the "NCIC Contributing Subsidiaries") contributed certain controlling and non-controlling interests in entities through which NCIC conducted its subordinate real estate debt, real estate securities and net lease businesses (collectively the "Initial Investments") to the Operating Partnership in exchange for an aggregate of 4,705,915 units of limited partnership interest in the Operating Partnership (the "OP Units") and approximately $36.1 million in cash (the "Contribution Transactions") and an agreement to pay certain related transfer taxes on behalf of NCIC in the amount of approximately $1.0 million. From their inception through October 29, 2004, neither the Company nor the Operating Partnership had any operations.

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

        In October 2005, the Company entered into a definitive purchase agreement with Allied Capital ("Allied") to acquire Timarron Capital Corporation ("Timarron"). Timarron, based in Dallas, Texas, was organized by former senior executives of Principal Financial and other lenders to develop a nationwide commercial mortgage loan origination platform. The Company closed on the transaction on January 19, 2006 for $2.8 million, including closing costs. Timarron was renamed NRF Capital LP ("NRF Capital") upon the close of the transaction. NRF Capital is a wholly owned subsidiary of the Company and is consolidated in the condensed consolidated financial statement of the Company. The purchase price was allocated to an intangible asset, since Allied had no equity at January 19, 2006 and there were no tangible assets owned by Timarron.

        In connection with the acquisition, the Company entered into a management incentive bonus plan with the senior management of NRF Capital. The bonus plan is based upon the performance of loans originated by NRF Capital and is payable quarterly in cash over the term of the originated loans. As of September 30, 2007, the senior management of NRF Capital has earned $5.2 million related to the bonus plan of which $0.9 million has been paid. These costs are considered a direct cost of originating the loans and, accordingly, are deferred and recognized as a reduction of the related loan yields.

        In May 2006, the Company entered into a joint venture with Chain Bridge Capital LLC ("Chain Bridge") to form Wakefield Capital LLC ("Wakefield). The joint venture will acquire, finance and/or otherwise invest in senior housing and healthcare-related properties. In connection with the formation of the venture, Chain Bridge contributed substantially all of its assets to Wakefield for its $15.1 million membership interest in the joint venture.

        At September 30, 2007, the Company's and Chain Bridge's contributed capital was $199.6 million and $15.1 million, respectively. The Company controls all major decisions; accordingly, the joint venture's financial statements are consolidated into the Company's condensed consolidated financial statements and Chain Bridge's capital is treated as minority interest.

        In March 2007, the Company entered into a joint venture with Monroe Capital Holdco, LLC ("Monroe"), a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. The Company owns a 95% controlling interest in the joint venture, which is consolidated in the condensed consolidated financial statements and Monroe's capital is treated as minority interest. As of September 30, 2007, the joint venture had investments of $481.3 million.

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows for the measurement of certain financial assets and financial liabilities at fair value. Under this statement, an entity may elect the fair value option on an instrument-by-instrument basis and measure the changes in the fair value as unrealized gains and losses in earnings. This statement is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating its options under this statement and any potential impact on earnings.

        In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, "Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 provides guidance for determining whether an entity meets the definition of an investment company for financial reporting purposes and therefore should apply investment company accounting. In addition, the standard provides guidance to determine whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of a non-investment parent company or of an investor who has the ability to exercise significant influence over the investment company and accounts for its investment under the equity method. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. SOP 07-1 was not expected to have a material impact on the Company's financial condition and results of operations. On October 18, 2007, the FASB stated its intention to defer the effective date of SOP 07-1 indefinitely. During the deferral period, the FASB stated that they may propose certain modifications to SOP 07-1.

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company's December 31, 2006 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company's December 31, 2006 consolidated financial statements.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries which are either majority-owned or controlled by the Company or variable interest entities ("VIE") where the Company is the primary beneficiary in accordance with the provisions of FIN 46(R)-6. All significant intercompany balances have been eliminated in consolidation.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Foreign Currency Translation

        The Company's functional currency of its euro-dominated investment is the US dollar. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at the exchange rates in effect at the end of the reporting period. Statement of operation accounts are translated at the average rates for the reporting period. Any gains and losses from the translation of foreign currency to US dollars are included in the statement of operations. The Company's foreign currency Euro-dominated investment is 100% financed with Euro-dominated debt and as a result of a timing difference of the interest income received and the debt payment, the Company recognized a foreign currency translation gain of $0.1 million for the three and nine months ended September 30, 2007.

Real Estate Debt Investments and Real Estate Debt investments Held for Sale

        Real estate debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, repayments, sales of partial interests in loans, and unfunded commitments unless such loan or investment is deemed to be impaired. Real estate debt investments held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. The Company classifies, as held for sale, real estate debt investments that are actively being syndicated or marketed for sale.

3. Operating Real Estate

Acquisitions

        In February 2007, the Company purchased a 178,213 square foot office property located in Milpitas, CA for $30.0 million. The property is net leased for ten years from the date of acquisition. The Company financed the acquisition with a $23.3 million non-recourse first mortgage, which bears a fixed interest rate of 5.95% and matures on March 6, 2017, and the balance in cash.

        In March 2007, the Company purchased a 165,000 square foot office property located in Fort Mill, SC for $34.2 million. The property is net leased with a remaining lease term of 13.6 years from the date of acquisition. The Company financed the acquisition with a $27.7 million non-recourse first mortgage, which bears a fixed interest rate of 5.63% and a mezzanine loan of $3.4 million, which bears a fixed interest rate of 6.21%, and the balance in cash. Both loans mature on April 6, 2017.

        In June 2007, the Company purchased a 609,000 square foot distribution warehouse located in Reading, PA for $28.1 million. The property is net leased with a remaining lease term of 10.4 years from the date of acquisition. The Company assumed a $14.5 million mortgage, which bears a fixed interest rate of 5.58% and matures on January 1, 2015 and a $5.0 million mortgage, which bears a fixed interest rate of 6.00% and matures on January 1, 2015. The balance of the acquisition was paid in cash.

Wakefield Joint Venture Acquisitions

        The Wakefield joint venture made the following acquisitions from January 1, 2007 through September 30, 2007:

        A $101.0 million acquisition of a portfolio of 18 assisted living facilities on 15 campuses totaling 372,349 square feet located throughout Wisconsin in January 2007. The properties are net leased to a single tenant under a lease that expires in January 2017. The portfolio was financed with 15 non-recourse first mortgages totaling $75.0 million, which bear a fixed interest rate of 6.39% and mature in February 2017, and the balance in cash.

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

        A $11.0 million acquisition of a skilled nursing facility totaling 67,706 square feet located in Kentucky, in February 2007. The property is net leased to a single tenant under a lease that expires in January 2022 and contains three 5-year extension options. The property was financed with a $7.7 million non-recourse first mortgage, which bears a fixed interest rate of 7.12%, and matures in August 2010, and the balance in cash.

        A $7.6 million acquisition of a skilled nursing facility and an assisted nursing facility totaling 83,626 square feet located in North Carolina, in April 2007. The properties are each net leased to a single tenant with a lease expiration of April 2022. In August 2007, the Wakefield joint venture secured a $6.5 million non-recourse first mortgage on the two properties, which bears a fixed interest rate of 7.32% and matures in August, 2012.

        A $4.7 million acquisition of a medical office building totaling 26,552 square feet located in Texas, in May 2007. The property is net leased to two tenants with leases expiring in December 2013 and August 2011. The property was financed with a $3.4 million non-recourse first mortgage, which bears a fixed interest rate of 5.89% and matures in May 2017, and the balance in cash.

        A $27.4 million acquisition of a portfolio of four assisted living facilities totaling 78,990 square feet located in Ohio, in June 2007. The properties are net leased to a single tenant under a lease that expires January 2017. The portfolio was financed with four non-recourse first mortgages totaling $8.3 million, which bear fixed interest rates ranging from 5.45% to 6.65% and mature in February 2037, February 2038, June 2037 and October 2038. The balance of the acquisition was paid in cash.

        A $153.5 million acquisition of a portfolio of 28 skilled nursing and assisted nursing facilities totaling 1,123,109 square feet located in Indiana, in June 2007. The properties are net leased to a single tenant under a lease that expires in June 2022 and contains three 5-year extension options. The property was financed with a $116.0 million non-recourse first mortgage, which bears a fixed interest rate of 7.07% and matures in June 2012, and the balance in cash.

        A $15.2 million acquisition of a skilled nursing facility and leasehold interest totaling 104,744 square feet located in California, in August 2007. The properties are net leased to a single tenant under a lease that expires in August 2021. The properties were financed with a $11.4 million non-recourse first mortgage, which bears an interest rate of 30-day LIBOR plus 2.00% and matures in September 2010, and the balance in cash. The Wakefield joint venture entered into an interest rate swap agreement which fixes the interest rate at 6.78% for three years.

Dispositions

        On April 2, 2007 the Wakefield joint venture sold two properties. The Mountainside Manor property located in Dallas, PA was sold for $1.0 million, representing a gain on sale of approximately $0.1 million. The sale was 100% financed by Wakefield and accordingly the gain on sale is being deferred and recognized under the installment method in accordance with FAS 66 "Accounting for

Sales of Real Estate". The Pennswood Manor property located in Scranton PA, was sold for $0.8 million.

Discontinued Operations

        The condensed consolidated statement of operations for the three and nine months ended September 30, 2007 and September 30, 2006, includes results of operations of real estate assets sold or held for sale. These assets include two assisted care living facilities, which were sold in April 2007 and two net lease properties, which were sold in January 2006.

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands):

	Three months Ended September 30, 2007	Three months Ended September 30, 2006	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Revenue:
Rental and escalation income	$—	$345	$38	$526
Interest and other	—	—	—	1

Total revenue	—	345	38	527
Expenses:
Real estate property operating expenses	—	—	—	42
General and administrative expenses	—	1	1	1
Interest expense	—	85	20	86
Depreciation and amortization	—	101	31	115

Total expenses	$—	$187	$52	$244

Income (loss) from discontinued operations	$—	$158	$(14)	$283
Gain (loss) on disposition of discontinued operations	—	—	(45)	167

Income (loss) from discontinued operations before minority interest	—	158	(59)	450
Minority interest	—	(17)	3	(61)

Income (loss) from discontinued operations, net of minority interest	$—	$141	$(56)	$389

4. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at September 30, 2007 and December 31, 2006 (in thousands):

September 30, 2007	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value(1)
CMBS	$456,636	$1,123	$(34,787)	$422,972
Real estate CDO	57,587	—	(15,116)	42,471
REIT debt	83,002	—	(1,426)	81,576
CDO equity	67,091	4,969	(7,150)	64,910
Corporate CLO	50,450	—	(12,821)	37,629
Trust preferred securities	15,000	—	(1,241)	13,759

Total	$729,766	$6,092	$(72,541)	$663,317

(1)
Approximately $436.0 million of these investments serve as collateral for the Company's only consolidated securities CDO and the balance is financed under other borrowing facilities.

        At September 30, 2007, the maturities of the available for sale securities ranged from five months to 45 years.

        During the three months ended September 30, 2007, proceeds from the sale and redemption of available for sale securities was $21.7 million. The realized loss was $78,000, of which $147,000 was unrealized loss that was included in Other Comprehensive Income.

        During the nine months ended September 30, 2007, proceeds from the sale and redemption of available for sale securities was $39.9 million. The realized gain on the redemption was $1.4 million, of which $1.2 million was unrealized gain that was included in other comprehensive income.

December 31, 2006	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value(1)
CMBS	$551,194	$11,830	$(1,577)	$561,447
Real estate CDO	58,021	812	(1,427)	57,406
REIT debt	82,836	3,480	—	86,316
CDO equity	67,225	3,605	(2,532)	68,298
Trust preferred securities	15,000	—	—	15,000

Total	$774,276	$19,727	$(5,536)	$788,467

(1)
Approximately $479.2 million of these investments serve as collateral for the Company's only consolidated securities CDO issuance and the balance is financed under other borrowing facilities.

        At December 31, 2006, the maturities of the debt securities available for sale ranged from seven to 49 years.

5. CDO Deposit and Warehouse Agreements

Warehouse Agreements

        In March 2006, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank had agreed to purchase up to $450 million of CMBS and other real estate debt securities under the Company's direction with the expectation of selling such securities to the Company's next real estate securities CDO, CDO IX. In October 2006, the Company amended the warehouse agreement to allow the Company to borrow up to $750 million under the facility. In February 2007, the Company closed CDO IX and terminated the warehouse agreement.

        In February 2007, the Company entered into a new warehouse arrangement with a major commercial bank whereby the bank agreed to purchase up to $600 million of real estate debt securities under the Company's direction with the expectation of selling such securities to the Company's next securities CDO. In July 2007, the Company sold the warehouse deposits and assigned its rights under the warehouse agreement to the Northstar Real Estate Securities Opportunity Fund ("Securities Fund"). See note 8.

        Prior to the closing or sale of the warehouse agreement, these agreements were treated as non-hedge derivatives for accounting purposes and marked-to-market through income. The Company recorded a $39,000 unrealized loss for the three months ended September 30, 2006, no unrealized gain or loss for the three months ended September 30, 2007, and a $3.5 million unrealized loss and a $0.2 million unrealized gain for the nine months ended September 30, 2007 and 2006, respectively.

6. Real Estate Debt Investments

        At September 30, 2007 and December 31, 2006 the Company held the following real estate debt investments (in thousands):

September 30, 2007	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,157,515	53.7%	—%	3.00%	61
Whole loans, fixed rate	112,044	5.2	9.84	—	12
Subordinate mortgage interests, floating rate	215,894	10.0	—	5.72	9
Mezzanine loans, floating rate	465,770	21.6	—	4.86	18
Mezzanine loan, fixed rate	148,414	6.9	11.14	—	15
Preferred equity, fixed rate	29,977	1.4	9.34	—	2
Other loans—floating	16,677	0.8	—	1.60	2
Other loans—fixed	7,261	0.4	5.58	—	2

Total/Weighted average	$2,153,552	100.0%	10.34%	3.77%	121

(1)
a. Approximately $1.3 billion of these investments serve as collateral for the Company's three real estate debt CDO issuances and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain lender provisions, totaling $634.1 million related to these investments, of which a minimum of $292.8 million will be funded within our existing CDOs.

  b. Includes one whole loan, floating rate investment with a carrying value of $49.0 million and one subordinate mortgage interest, floating rate investment with a carrying value of $9.2 million, which are classified as real estate debt investments held for sale.

December 31, 2006	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$884,340	56.3%	—%	3.09%	53
Whole loans, fixed rate	90,343	5.7	8.29	—	10
Subordinate mortgage interests, floating rate	97,345	6.2	—	4.53	9
Mezzanine loans, floating rate	293,825	18.7	—	5.43	12
Mezzanine loan, fixed rate	126,448	8.0	10.85	—	11
Preferred equity, fixed rate	29,271	1.9	9.35	—	2
Other loans—floating	42,195	2.7	—	2.47	7
Other loans—fixed	7,743	0.5	5.53	—	1

Total/Weighted average	$1,571,510	100.0%	9.60%	3.70%	105

(1)
Approximately $1.3 billion of these investments serve as collateral for our three real estate debt CDO issuances and the balance is financed under other borrowing facilities. The Company had future funding commitments totaling $290.8 million related to these investments.

        The Company has identified two real estate debt investments as variable interests in a VIE and has determined that the Company is not the primary beneficiaries of these VIEs and as such the VIEs should not be consolidated in the Company's consolidated financial statements. The Company's maximum exposure to loss would not exceed the carrying amount of its investments of $54.7 million. For all other investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

7. Corporate Loan Investments

        At September 30, 2007, the Company held the following corporate debt investments which were consolidated upon completion of a financing arrangement described in footnote 9 (in thousands):

September 30, 2007	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR/Prime	Number of Investments
First Lien note	$416,590	92%	2.83%	103
Second Lien note	35,410	8	5.97	8

Total/Weighted average	$452,000	100%	3.08%	111

(1)
Approximately $375.3 million and $76.7 million of these investments serve as collateral for our MC Facility and our MC VFCC Facility, respectively, and the Company has future funding commitments totaling $10.4 million related to these investments.

8. Investment in and Advances to Unconsolidated Ventures

Monroe Capital Management Advisors, LLC

        In March 2007, the Company entered into a joint venture with Monroe Management, a Chicago-based firm, acquiring a 49.9% non-controlling interest in Monroe Management. Monroe Management originates, structures and syndicates middle-market corporate loans for Monroe Capital and provides asset management services. The Company accounts for its investment in the management company under the equity method of accounting. At September 30, 2007, the Company's investment in Monroe Management is carried at a loss of $1.0 million.

Northstar Realty Finance Trusts

        The Company owns all of the common stock of Northstar Realty Finance Trust, Northstar Realty Finance Trust II, NorthStar Realty Finance Trust III, NorthStar Realty Finance Trust IV, NorthStar Realty Finance Trust V, NorthStar Realty Finance Trust VI, Northstar Realty Finance Trust VII and Northstar Realty Finance Trust VIII (collectively, the "Trusts"). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At September 30, 2007 and December 31, 2006, the Company had an investment in the Trusts of approximately $3.8 and $3.5 million, respectively.

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, the Company closed on $109.0 million of equity capital for its NorthStar Real Estate Securities Opportunity Fund (the "Securities Fund"), an investment vehicle in which the Company intends to prospectively conduct its real estate securities investment business.

        The Company is the manager and general partner of the Securities Fund. The Company will typically receive base management fees ranging from 1.0% to 2.0% per annum on third party capital, and is entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods.

        At the initial closing, the Company sold $63.6 million of assets, including its interests in two synthetic commercial real estate CDOs, its equity interest in its most recent real estate securities CDO, CDO IX, deposits relating to its off-balance sheet warehouse facility and an equity interest in a third party securitization. The Company received approximately $35.6 million of cash proceeds from the closing and retained a 25.7% interest in the Securities Fund. At closing, the Company recognized a $1.0 million realized gain relating to the sale of assets at fair market value. At September 30, 2007, the Company's investment in the Securities Fund was $24.4 million. The Company recognized equity in loss of $3.7 million, of which $4.4 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund.

        The Company accounts for its investment under the equity method of accounting. The Company retains the investment company accounting of the Securities Fund when recording its share of the earnings or loss of the Securities Fund.

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of September 30, 2007 and December 31, 2006 (in thousands:

	Stated Maturity	Interest Rate	Maximum Amount Available	Balance at September 30, 2007	Balance at December 31, 2006
Credit Facilities
DBAG Facility	12/21/2007	LIBOR + 0.75% to 2.25%	150,000	—	—
VFCC Facility	5/14/2010	Commercial Paper Rate + 0.15% to 2.10%	800,000	454,000	16,000
Swing Line Facility	6/5/2010	LIBOR + 1.92%	100,000	—	—
Unsecured Facility	11/3/2009	LIBOR + 2.00% to 2.50%	100,000	—	—
MC Facility	3/31/2008	LIBOR + .75%	400,000	382,513	—
MC Facility VFCC	7/31/2010	Commercial Paper Rate + 0.75%	400,000	60,372	—
JP Facility	8/7/2008	LIBOR + 0.05% to 1.75%	350,000	—	—

Total Credit Facilities			2,300,000	896,885	16,000

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015	5.65%		$43,293	$43,506
Salt Lake City	9/1/2012	5.16%		16,322	16,584
EDS	10/8/2015	5.37%		48,538	49,017
Executive Center	1/1/2016	5.85%		51,480	51,480
Green Pond	4/11/2016	5.68%		17,480	17,480
Indianapolis	2/1/2017	6.06%		28,600	28,600
Wakefield GE	8/30/2010	6.93%		59,210	51,560
Wakefield—Wachovia	1/11/2014	5.94%		33,300	33,300
Wakefield—GE—WLK	1/11/2017	6.49%		160,000	—
Wakefield—GE—Tusc & Harmony	1/11/2017	6.59%		7,875	—
Wakefield Harmony FNMA	2/1/2017	6.39%		75,000	—
Wakefield—Grove City	2/1/2038	5.45%		1,894	—
Wakefield—Lancaster	6/1/2037	6.40%		2,644	—
Wakefield—Marysville	6/1/2037	6.40%		1,698	—
Wakefield—Washington	10/1/2038	6.65%		2,000	—
Wakefield—Miller Merril	6/30/2012	7.07%		116,000	—
Wakefield—ARL Mob Wachovia	5/11/2017	5.89%		3,412	—
Wakefield—Ascend Colonial	5/31/2012	7.52%		6,500	—
Wakefield—Colonial Dova	8/31/2012	7.32%		6,500	—
Wakefield—St Francis	9/31/2010	LIBOR + 2.00%		11,400	—
Aurora	7/11/2016	6.22%		33,500	33,500
DSG	10/11/2016	6.17%		34,749	35,038
Keene	2/1/2016	5.85%		6,905	6,970
Fort Wayne	1/1/2015	6.41%		3,573	3,626
Portland	6/17/2014	7.34%		5,022	5,132
Milpitas	3/6/2017	5.95%		23,060	—

	Stated Maturity	Interest Rate	Balance at September 30, 2007	Balance at December 31, 2006
Fort Mill	4/6/2017	5.63%	27,700	—
Reading	1/1/2015	5.58%	14,443	—
Reading	1/1/2015	6.00%	5,000	—
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014	6.64%	11,023	11,985
Aurora	5/11/2012	7.37%	—	2,887
Fort Mill	4/6/2017	6.21%	3,264	—
Exchangeable Senior Notes	6/15/2027	7.25%	172,500	—
Repurchase obligations	See Repurchase	LIBOR varies	50,931	80,261
	Obligations below
CDO bonds payable
CDO IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
CDO VI	6/1/2041	LIBOR + 0.56% (average spread)	307,500	312,079
CDO VII	6/22/2051	LIBOR + 0.34% (average spread)	510,800	510,800
CDO VIII	2/1/2041	LIBOR + 0.58% (average spread)	482,885	535,600
Abacus NS2	8/28/2046	LIBOR + 4.41% (average spread)		23,750
Euro—note	7/11/2011	Euribor + 1.50%	106,147	—
Liability to subsidiary trusts issuing preferred securities(1)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR	30,100	30,100
		2.70%
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	37,600	—
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	—

			$3,975,291	$2,382,713

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

        Scheduled principal payment requirements on the Company's borrowings are as follows as of September 30, 2007 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities	Exchangeable Senior Notes	Repurchase Obligations	CDO Bonds Payable
2007	$52,003	$1,072	$—	$—	$—	$—	$50,931	$—
2008	387,609	5,097	382,512	—	—	—	—	—
2009	10,394	10,394	—	—	—	—	—	—
2010	602,578	88,205	514,373	—	—	—	—	—
2011	119,923	13,776	—	106,147	—	—	—	—
Thereafter	2,802,784	742,841	—	—	286,258	172,500	—	1,601,185

Total	$3,975,291	$861,385	$896,885	$106,147	$286,258	$172,500	$50,931	$1,601,185

        At September 30, 2007, the Company was in compliance with all covenants under its borrowings.

Exchangeable Senior Notes

        In June 2007, the Company issued $172.5 million of 7.25% exchangeable senior notes (the "Notes") which are due in 2027. The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes will pay interest semi-annually on June 15 and December 15, at a rate of 7.25% per annum, and mature on June 15, 2027. The Notes have an initial exchange rate representing an exchange price of $16.89 per share of the Company's common stock. The initial exchange rate is subject to adjustment under certain circumstances. The Notes are senior unsecured obligations of the Company's operating partnership and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2027, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or a combination of cash and shares of the Company's common stock, if any, at the Company's option. The Notes are redeemable, at the Company's option, on and after June 15, 2014. The Company may be required to repurchase the Notes on June 15, 2012, 2014, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $167.5 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of the Company's existing indebtedness, to make additional investments and for general corporate purposes.

CDO IX

        In February 2007, the Company completed its ninth CDO issuance ("CDO IX"). The Company sold the investment grade rated notes having a face amount of $759.0 million and retained all of the below investment grade securities and income notes. CDO IX was collateralized by $593.4 million of securities and loans and $204.9 million of cash. In July 2007, the Company sold the equity notes of CDO IX to the Securities Fund and as a result, CDO IX is no longer consolidated into the Company's consolidated financial statements. See note 8.

Secured Credit Facilities

        In May 2007, the Company entered into a new $400.0 million Master Repurchase Agreement with a major financial institution, which was further amended on May 24, 2007 and June 22, 2007 (the "VFCC Facility"). The VFCC Facility provides for a maximum term of three years and may be temporarily increased to $800.0 million for a period not to exceed 10 months in connection with the accumulation of collateral for a commercial real estate CDO securitization transaction.

        Additionally, on June 5, 2007 and June 22, 2007, the Company amended its existing Master Repurchase Agreement ("Swing Line Facility" and together with the VFCC Facility, the "WA Facilities") with the same financial institution. Following the amendments, the Company may borrow up to an additional $100.0 million under the Swing Line Facility.

        Advance rates under the WA Facilities range from 50% to 95% of the value of the collateral for which the advance is to be made. Amounts borrowed under the WA Facilities bear interest at spreads of 0.15% to 2.10% over the respective commercial paper rate, depending on the type of collateral for which the amount is borrowed. Additionally, if a securitization transaction with respect to the collateral subject to the VFCC Facility is not consummated by March 14, 2008, certain advances under the VFCC Facility will be subject to commitment and unused fees and the Company's limited guarantee shall be increased to 10% of the amount outstanding under the VFCC Facility.

        In June 2007, Monroe Capital entered into a temporary financing arrangement ("MC Facility") with a major financial institution whereby it can acquire loans and finance up to an aggregate amount of $400.0 million to accumulate collateral for a potential collateralized loan obligation ("CLO") securitization transaction. Advance rates range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC Facility bear interest at LIBOR plus 0.75%. The MC Facility terminates on the earlier of March 31, 2008 or a CLO securitized transaction. The financial institution had previously financed 100% of the collateral value under Monroe Capital's direction and retained all of the net interest income. Upon completion of the MC Facility, the Company consolidated all the collateral financed under the prior financing facility.

        In July 2007, Monroe Capital entered into a $400.0 million Master Repurchase Agreement ("MC VFCC") with a major financial institution to accumulate collateral for a potential CLO securitization transaction. Advance rates under the MC VFCC facility range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC VFCC facility bear interest at a spread of 0.75% over the respective commercial paper rate. The MC VFCC facility has a maximum term of three years.

        In August, the Company entered into a new $350.0 million Master Repurchase Agreement with a major financial institution (the "JP Facility"). Advance rates under the JP Facility range from 65% to 97% of the value of the collateral for which the advance is to be made. Amounts borrowed under the JP Facility bear interest at spreads of 0.05% to 1.75% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. The JP Facility has a maximum term of three years.

Secured Term Loan

        In March 2007, the Company entered into a non-recourse Euro denominated note purchase agreement with a major financial institution ("Euro Note"), to finance a note collateralized by a € 75.0 million participation in a junior mezzanine loan that bears interest at three month EURIBOR plus 3.75%. The Company borrowed approximately €75.0 million under the note purchase agreement. The loan bears interest at three month EURIBOR plus 1.50%. The note purchase agreement is coterminous with the underlying mezzanine loan scheduled to mature on July 8, 2011.

Liability to Subsidiary Trusts Issuing Preferred Securities

        In March 2007, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust VII, completed a private placement of $37.5 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes issued by the Company. The trust preferred securities and the notes have a 30-year term, ending April 30, 2037, and bear interest at a floating rate of three-month LIBOR plus 2.50%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 7.60%.

        In June 2007, a wholly owned subsidiary of the Company, NorthStar Realty Finance Trust VIII, completed a private placement of $35.0 million of trust preferred securities. The sole assets of the trust consist of a like amount of junior subordinate notes issued by the Company. The trust preferred securities and the notes have a 30-year term, ending July 30, 2037, and bear interest at a floating rate of three-month LIBOR plus 2.70%. The Company has entered into an interest rate swap agreement, which fixed the interest rate for ten years at 8.29%.

Repurchase Obligations

        The Company had $50.9 million of repurchase agreements, which are collateralized by $57.9 million of floating rate securities at September 30, 2007. These repurchase agreements are generally used to finance the Company's floating rate securities, backed primarily by mortgage loans, and other investments prior to obtaining permanent financing. These repurchase obligations mature in less than 30 days, and bear LIBOR interest rates. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets.

10. Related Party Transactions

Advisory Fees

        The Company has agreements with CDO I, CDO II, CDO III, CDO V and CDO IX, respectively, to perform certain advisory services.

        The Company earned total fees of approximately $2.2 million and $1.5 million for the quarters ended September 30, 2007 and 2006, respectively and $5.0 million and $4.4 million for the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, the Company had $0.6 million and $0.3 million, respectively, of unpaid advisory fees recorded in the condensed consolidated balance sheets as receivables from related parties.

Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. Wakefield Capital Management Inc. is owned by the partners who own Chain Bridge. The Company has incurred $0.8 million and $2.2 million in management fees for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2006, respectively, which are recorded in other general and administrative expense in the consolidated statement of operations. The Company had $0.3 million and $0.1 million of unpaid management fees recorded in other liabilities in the consolidated balance sheet at September 30, 2007 and December 31, 2006, respectively.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services, as described in footnote 8. The Company has incurred $0.6 million and $0.7 million in management fees for the three and nine months ended September 30, 2007, respectively, which is recorded in other general and administrative expense in the condensed consolidated statement of operations and had $0.1 million of unpaid management fees recorded in other liabilities in the condensed consolidated balance sheet at September 30, 2007.

NSF Venture

        During the first quarter of 2006, the Company sold its joint venture interest and no longer earns advisory fees from this venture. In connection with the sale, the Company recognized incentive income of approximately $1.2 million, which is included in other revenue in the condensed consolidated statement of operations for the nine months ended September 30, 2006. The Company also earned and recognized advisory fees from this joint venture of approximately $60,000 for the nine months ended September 30, 2006.

Hard Rock Hotel Loan

        On March 29, 2007, the Company purchased from Credit Suisse, or CS, a $100 million junior participation in the financing provided by CS in connection the acquisition of the Hard Rock Hotel and Casino in Las Vegas by a joint venture between DLJ Merchant Banking Partners and the Morgans Hotel Group, or Morgans, which is the minority interest in the joint venture. David Hamamoto, the Company's president and chief executive officer, is the chairman of the board of Morgans.

Sublease

        As of April 1, 2007, the Company entered into a sublease with NCIC pursuant to which it will rent, on a month-to-month basis, its office space currently used by NCIC's professionals (currently three people). The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement (computer, network, telephone and furniture supplied) for each person utilizing its facilities.

11. Equity Based Compensation

Omnibus Stock Incentive Plan

        For the nine months ended September 30, 2007 the Operating Partnership granted an aggregate of 1,116,553 LTIP units, which are units of partnership interests that are structured as profits interests ("LTIP units"), to certain employees of the Company pursuant to the 2004 Omnibus Stock Incentive Plan, as amended. The LTIP units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter. In addition, the LTIP unit holders are entitled to dividends on the entire grant so long as they are employed by the Company.

        The Company has recognized compensation expense of $3.9 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively, and $11.8 million and $6.6 million for the nine months ended September 30, 2007 and 2006, respectively, related to the amortization of all awards granted under this plan. As of September 30, 2007, there were approximately 1.2 million unvested LTIP units and 4,678 LTIP units were forfeited during the period. The LTIP units will vest over the next 11 respective quarters and the related compensation expense to be recognized over such period is $16.5 million, provided there are no forfeitures.

Long-Term Incentive Bonus Plan

        In connection with the Company's initial public offering in 2004, the Compensation Committee adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the "Long-Term Incentive Plan"). Up to 2.5% of the Company's total capitalization as of consummation of its initial public offering was available to be paid under the Long-Term Incentive Plan in cash, shares of common stock or other share-based forms at the discretion of the Compensation Committee, if certain return hurdles are met.

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

        At September 30, 2007, management and the Compensation Committee determined that the Company met the performance hurdles for the one-year period beginning on October 1, 2006. As a result, each of the participants that was an employee at the conclusion of the second performance period will receive LTIP units equal to half of his or her allocated amount. The aggregate number of units to be granted in connection with this performance hurdle is 366,057. The total remaining compensation expense to be recognized this quarter is $1.0 million, and in accordance with FASB 123(R), the Company has recognized $1.0 million and $0.6 million of compensation expense in the consolidated financial statements for the three months ended September 30, 2007 and 2006, respectively, and $2.2 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Employee Outperformance Plan

        In connection with the employment agreement of the Company's chief investment officer, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company has the option of terminating this incentive compensation arrangement by paying the Company's chief investment officer an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company's chief investment officer voluntarily terminates his employment with the Company prior to any exercise of the Company's buyout option, he will be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The portion of the annual benefit to which the chief investment officer is eligible after voluntary termination increases with each year of employment until the fifth anniversary, at which point the chief investment officer is 100% vested in the full amount of the payment that would be due related to the annual bonus participation amount on the real estate securities business income earned on business, initiated five years earlier, over the return hurdle. The Company has recorded compensation expense under this plan of $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $1.2 million and $0.5 million for each of the nine months ended September 30, 2007 and 2006, respectively.

2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a "performance pool" if the Company's total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of the Company's common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee's award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the 2006 Outperformance Plan will be allocated among the Company's employees in accordance with the percentage specified in each employee's award agreement. Although the amount of the awards earned under the 2006 Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) "Stock Based Compensation." The fair value of the 2006 Outperformance Plan on the date of adoption was determined by the Company to be $4.1 million. In connection with its determination, the Company retained a firm that had experience in appraising similar plans and considered such appraisal in its determination of the fair value of the 2006 Outperformance Plan. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $0.3 million for each of the three month periods ended September 30, 2007 and 2006 and $0.9 million for each of the nine month periods ended September 30, 2007 and 2006.

        The status of our LTIP grants as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007		December 31, 2006
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	1,683	9.44	853	9.05
Granted	1,162	16.46	843	9.72
Converted to Common Stock	(17)	9.00	(3)	9.00
Forfeited	(5)	16.48	(10)	9.00

Ending Balance(2)	2,823	12.80	1,683	9.38

(1)
Reflects balance at January 1, 2007 and January 1, 2006 for the periods ended September 30, 2007 and December 31, 2006, respectively.

(2)
Reflects balance at September 30, 2007 and December 31, 2006, respectively.

12. Stockholders' Equity

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

Common Stock

        Effective as of April 27, 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan pursuant to which it registered and reserved for issuance 15,000,000 shares of its common stock. For the nine months ended September 30, 2007, the Company issued a total of approximately 299,000 common shares for a gross sales price of approximately $3.7 million.

        In May 2007, the Company issued 25,088 shares of common stock with a fair value at the date of grant of $0.3 million to its Board of Directors as part of their annual grants.

Dividends

        On January 23, 2007, the Company declared a cash dividend of $0.35 per share of common stock and $0.54688 per share of Series A preferred stock. The dividends were paid on February 15, 2007 to the stockholders of record as of the close of business on February 5, 2007.

        On April 25, 2007, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.55573 per share of Series B preferred stock. The dividends were paid on May 15, 2007 to the stockholders of record as of the close of business on May 7, 2007.

        On July 24, 2007, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on August 15, 2007 to the stockholders of record as of the close of business on August 7, 2007.

Earnings Per Share

        Earnings per share for the three and nine months ended September 30, 2007 and 2006 is computed as follows (in thousands):

	For the three months Ended September 30,		For the nine months Ended September 30,
	2007	2006	2007	2006
Numerator (Income)
Basic Earnings
Net income available to common stockholders	$8,687	$9,674	$26,002	$22,784
Effect of dilutive securities
Income allocated to minority interest
Dilutive net income available to stockholders	$689	$1,240	$1,844	$3,452

	9,376	10,914	27,846	26,236

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	61,630	42,513	61,449	36,144
Effect of dilutive securities:
LTIP units	3,030	5,556	2,952	5,626

Dilutive Shares	64,660	48,069	64,401	41,770

13. Minority Interest

Operating Partnership

        Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total OP Units and common stock outstanding. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2007, minority interest related to the aggregate limited partnership units of 3,029,120 was $12.7 million.

Joint Ventures

        In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. The joint venture is consolidated in the condensed consolidated financial statements and Chain Bridge's capital is treated as minority interest. Income allocated to minority interest for the three and nine months ended September 30, 2007, was $82,000 and $167,000, respectively, and $37,000 for the three and nine months ended September 30, 2006.

        In March 2007, the Company formed a joint venture with Monroe. The joint venture is consolidated in the condensed consolidated financial statements and Monroe's capital is treated as minority interest. Income allocated to minority interest for the three and nine months ended September 30, 2007, was $133,000 and $184,000, respectively.

14. Risk Management and Derivative Activities

Derivatives

        The Company uses derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the Company's investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties; however, the Company does not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings. The objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements.

        The Company acquired all the notes of a synthetic CMBS CDO that entered into a credit default swap agreement with a major financial institution to sell credit protection on a pool of CMBS securities. In July 2007, the Company sold its interest in the synthetic commercial real estate CDO and the credit default swap. See note 8.

        The following tables summarize the Company's derivative financial instruments as of September 30, 2007 and December 31, 2006 (in thousands):

	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of September 30, 2007	$843,434	$(19,114)	4.18% - 7.04%	February 2008 - June 2018
As of December 31, 2006	$725,533	$(15,055)	4.18% - 7.31%	March 2010 - August 2018

15. Off Balance Sheet Arrangements

CDO Issuances

        The Company has interests in four unconsolidated CDO issuances whose CDO notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the preferred equity or the income notes of each CDO, which are the equity securities of the CDO issuances, and, with the exception of CDO I, all of the below investment grade CDO Notes of each CDO issuance. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these CDO issuances as an annual collateral management fee. The Company's interests in CDO I, CDO II, CDO III and CDO V are each accounted for as a single debt security available for sale pursuant to EITF 99-20.

        The following tables describe certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of September 30, 2007 and December 31, 2006 (in thousands):

	CDO Collateral—September 30, 2007				CDO Notes—September 30, 2007
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate	Stated Maturity
CDO I(2)	8/21/03	$328,808	6.63%	4.79	$309,631	6.25%	8/1/2038
CDO II	7/1/04	342,727	6.32	5.24	306,583	5.82	6/1/2039
CDO III	3/10/05	402,642	6.36	5.21	358,989	6.29	6/1/2040
CDO V	9/22/05	495,971	5.97	7.33	456,319	5.18	9/5/2045

Total		$1,570,148	6.29%	5.80	$1,431,522	5.82%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

        Our potential loss in our off balance sheet CDO issuances was limited to the carrying value of our investment of $98.6 million at September 30, 2007.

	CDO Collateral—December 31, 2006				CDO Notes—December 31, 2006
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate at	Stated Maturity
CDO I(2)	8/21/03	$344,769	6.59%	5.40	$325,551	6.22%	8/1/2038
CDO II	7/1/04	377,911	6.30%	6.30	341,101	5.78%	6/1/2039
CDO III	3/10/05	400,963	6.38%	5.95	359,878	5.90%	6/1/2040
CDO V	9/22/05	501,021	5.92%	9.03	461,500	5.17%	9/5/2045

Total		$1,624,664	6.27%	6.86	$1,488,030	5.71%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

Monroe CLO Equity Notes

        The Company owns a residual equity interest in a CLO originated by Monroe Capital, LLC. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. The equity is currently yielding an internal rate of return of approximately 15%. The CLO was determined to be a variable interest entity under Fin 46(R)-6 and the Company was determined not to be the primary beneficiary; therefore, the financial statements of the CLO are not consolidated into the condensed financial statements of the Company. The Company's residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $12.6 million at September 30, 2007.

Synthetic CMBS CDO

        The Company owned all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a. In July, 2007, the Company sold the notes to the Securities Fund. See note 8.

16. Segment Reporting

        The Company's real estate debt segment is focused on originating, structuring and acquiring senior and subordinate debt investments secured primarily by commercial real estate properties. The Company generates revenues from this segment by earning interest income from its debt investments and its operating expenses consist primarily of interest costs from financing the assets. This segment generates income from operations by earning a positive spread between the yield on its assets and the interest cost of its debt. The Company evaluates performance and allocates resources to this segment based upon its contribution to income from continuing operations.

        The Company's real estate securities segment is focused on investing in a wide range of commercial real estate debt securities, including commercial mortgage-backed securities ("CMBS"), REIT unsecured debt, credit tenant loans and unsecured subordinate securities of commercial real estate companies. The Company generates revenues from this segment by earning interest income and advisory fees from owning and managing these investments. Its operating expenses consist primarily of interest costs from financing its securities. The segment generates income from operations by earning advisory fees and a positive spread between the yield on its assets and the interest cost of its debt.

        The Company's operating real estate segment is focused on acquiring commercial real estate facilities located throughout the U.S. that are primarily leased under long-term triple-net leases to corporate tenants. Triple-net leases generally require the lessee to pay all costs of operating the facility, including taxes and insurance and maintenance of the facility. The Company's net-leased facilities are currently located in New York, Ohio, California, Utah, Pennsylvania, New Jersey, Indiana, Illinois, New Hampshire, Massachusetts, Kansas, Maine, South Carolina, Michigan, Colorado, North Carolina, Florida, Washington, Oregon, Wisconsin, Georgia, Oklahoma, Nebraska, Tennessee, Texas and Kentucky. Revenues from these assets are generated from rental income received from lessees of the facilities, and operating expenses, which include interest costs related to financing the assets, operating expenses, real estate taxes, insurance, ground rent and repairs and maintenance. The segment generates income from operations by leasing these facilities at a higher rate than the costs of owning and financing the assets.

        The Company's corporate loan segment is focused on originating, structuring and acquiring secured first and second lien loans to middle market companies. The Company generates revenues from this segment by earning interest income from its debt investments and its operating expenses consist primarily of interest costs from financing the assets. This segment generates income from operations by earning a positive spread between the yield on its assets and the interest cost of its debt. The Company evaluates performance and allocates resources to this segment based upon its contribution to income from continuing operations.

        The following table summarizes segment reporting for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Operating Real Estate	Real Estate Debt	Real Estate Securities	Corporate Loans	Unallocated(1)	Consolidated Total
Total revenues for the three months ended
September 30, 2007	$27,529	$56,356	$16,095	$10,648	$2,050	$112,678
September 30, 2006	11,018	31,106	15,110	—	1,030	58,264
Income (loss) from continuing operations before minority interest for the three months ended
September 30, 2007	(2,741)	17,119	4,862	1,862	(6,289)	14,813
September 30, 2006	(1,063)	12,009	6,144	—	(6,317)	10.773
Net income (loss) for the three months ended
September 30, 2007	(2,822)	17,119	4,862	1,729	(6,970)	13,918
September 30, 2006	(941)	12,009	6,144	—	(7,538)	9,674
Total revenues for the nine months ended
September 30, 2007	$70,752	$150,907	$64,080	$13,346	$5,307	$304,392
September 30, 2006	25,897	75,970	24,840	—	2,440	129,147
Income (loss) from continuing operations before minority interest for the nine months ended
September 30, 2007	(2,273)	56,927	13,789	3,047	(31,944)	39,546
September 30, 2006	(2,244)	30,215	15,365	—	(17,731)	25,605
Net income (loss) for the nine months ended
September 30, 2007	(2,495)	56,927	13,789	2,863	(33,780)	37,304
September 30, 2006	(1,874)	30,494	15,365	—	(21,201)	22,784
Total assets as of
September 30, 2007	$1,210,529	$2,412,999	$660,232	$513,111	$111,122	$4,907,993

(1)
Unallocated includes corporate level interest income, interest expense and general & administrative expenses.

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 is presented below (in thousands):

	September
	2007	2006
The acquisition of available for sale securities with warehouse deposit	$(21,898)	—
Real estate debt investment pay-down due from servicer	25,587	4,294
Assignment of minority interest to joint venture	—	(15,081)
Write-off of deferred cost and straight-line rents in connection with disposition of operating real estate	—	545
Write-off of intangible in connection with the sale of joint venture interest	—	339
Assumption of loan in connection with acquisition of operating real estate	19,480	—
Deed in lieu of foreclosure of operating real estate	7,525	—

18. Subsequent Events

Common Dividends

        On October 23, 2007, the Company declared a cash dividend of $0.36 per share of common stock. The dividend is payable on November 15, 2007 to the stockholders on record as of the close of business on November 7, 2007.

Preferred Dividend

        On October 23, 2007 the Company declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock, each payable on November 15, 2007 to stockholders of record on November 7, 2007.

Omnibus Stock Incentive Plan

        On October 4, 2007, in connection with, among other things, entering into non-competition and employment agreements with certain officers of the Company, the Compensation Committee approved long-term retention awards under the Company's 2004 Omnibus Stock Incentive Plan and awarded an aggregate of 2,202,436 LTIP Units to certain of the Company's officers. These LTIP Units vest over a four-year period, with 10% vesting quarterly beginning on January 29, 2008 and 30% vesting quarterly each year thereafter.

Loan Syndications

        During October 2007, the Company sold, at par, portions of two real estate loans for $58.4, with a $51.6 reduction in future funding commitments relating to these loans.

Warehouse Agreements

        In October 2007, the Securities Fund amended its warehouse agreement with a major commercial bank to extend the term to May 1, 2008. In connection with the amendment, the Securities Fund pledged an additional $15.0 million of cash and the Securities Fund provided $44.0 million of recourse under the warehouse agreement. The Company has committed to contribute up to $10.0 million of additional capital to the Securities Fund, if required, in the form of either debt or equity for purposes of the recourse obligation.

Acquisitions

        In October 2007, the Wakefield joint venture closed on a $32.5 million acquisition of a portfolio of six assisted livings facilities totaling 153,888 square feet located in North Carolina. The properties are net leased to a single tenant under a lease that expires in October 2022. The portfolio was financed with a five-year mortgage totaling $17.5 million, which bears a fixed interest rate of 6.98% and matures in October 2012. The balance of the acquisition was paid in cash.

Term Facility

        In November 2007, the Company modified the Euro Note and entered into a new term loan agreement (the "Term Loan Agreement", and together with the modified Euro Note, the "Term Facility") with a major financial institution, which provides for approximately $600 million of term loan capacity. The proceeds under the Term Facility shall be partially used to repay approximately $450 million outstanding under the WA Facilities, terminating these facilities. The Term Loan Agreement also provides for up to $300 million of revolving term loan capacity as portions of the outstanding balance under the Term Loan Agreement are repaid. The Term Facility initially bears interest at LIBOR plus 2.00% and has an initial two-year term which the Company has the option to extend for an additional one year period, subject to certain conditions. Additionally, the Company entered into a Limited Guaranty Agreement in connection with the Term Facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward-Looking Statements

        This report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance. They are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our financial condition, operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate and bond markets specifically, legislative or regulatory changes (including changes to laws governing the taxation of REITs), availability of capital, interest rates and interest rate spreads, generally accepted accounting principles and policies and rules applicable to REITs. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in our periodic filings with the Securities and Exchange Commission. Except as otherwise required by the federal securities laws, we disclaim any obligation to update or revise the information contained in any such forward-looking statements, whether as a result of new information, future events or otherwise.

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

        We primarily derive income through the difference between the interest and rental income we are able to generate from our investments, and the cost at which we are able to obtain financing for our investments. In order to protect this difference, or "spread", we seek to match fund our investments using secured sources of long term financing such as CDO and mortgage financings and long-term unsecured debt. Match funding means that we try to obtain debt with maturities equal to our asset maturities, and borrow funds at interest rate benchmarks similar to our assets. Match funding results in minimal impact to spread when interest rates are rising and falling and minimizes refinancing risk since our asset maturities match those of our debt.

        Investors in our securities should read the introduction to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a detailed discussion of the following items:

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

  •
  Key trends that we believe may impact our business in the foreseeable future, including that:

  •
  cost of debt and equity capital to grow our business and finance our investments has increased during 2007;

  •
  the market for certain structured finance obligations, including real estate CDOs, has contracted significantly in recent months;

  •
  general economic conditions remain healthy in the U.S. despite concerns in the housing market;

  •
  interest rates remain low by historical standards; and

  •
  default rates on commercial mortgages remain low.

        In early 2007, the subprime residential lending markets began to experience significant defaults and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The commercial real estate finance markets also experienced higher volatility and less liquidity despite continued strong credit performance across the sector. These conditions continue to exist in the second half of 2007. We do not have any direct subprime exposure or direct exposure to the single family mortgage market; however, our and our competitor's cost of financing as well as overall market-demanded risk premiums in commercial lending have increased. There is no assurance that the increased cost of capital and the increase in risk premiums that are demanded by investors will not have a material impact on our future profitability measures. However, we expect that a portion of the impact of increased capital costs will be offset by increased yields on newly-originated assets.

        Investors are also encouraged to read the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2006.

Risk Management

        We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." As of September 30, 2007, our only watch list asset was a $42.0 million mezzanine loan that fully repaid in October 2007. In October we added three assets to our watch list totaling $46.0 million, which is less than 1% of total asset, and we had no non-performing assets. The assets on the watch-list consist of two commercial real estate loans and one commercial real estate security.

Critical Accounting Policies

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2006 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting policies" for a discussion of our critical accounting policies.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Revenues

Interest Income

        Interest income for the three months ended September 30, 2007 totaled $78.1 million, representing an increase of $37.0 million, or 90%, compared to $41.1 million for the three months ended September 30, 2006. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired commercial real estate debt, commercial real estate securities and corporate debt with a net book value of $2.9 billion subsequent to September 30, 2006. Income from new investment activities was slightly offset by approximately $877.9 million of real estate securities and debt repayments and sales since September 30, 2006.

Interest Income—Related Parties

        Interest income from related parties for the three months ended September 30, 2007 totaled $3.8 million, representing a $0.9 million, or 31%, increase compared to $2.9 million for the three months ended September 30, 2006. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated CDOs. All of our securities CDOs completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

Rental and Escalation Income

        Rental and escalation income for the three months ended September 30, 2007 totaled $26.7 million, representing a $15.9 million, or 147%, increase compared to $10.8 million for the three months ended September 30, 2006. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture, which was formed in May 2006. These acquisitions collectively contributed $11.8 million of additional rental and escalation income. Other net lease properties acquired during the three months ended, or subsequent to, September 30, 2006, contributed additional rental and escalation income of $3.1 million and rent increases at various properties, which are based on CPI indices, resulted in additional rental income of $0.6 million for the three months ended September 30, 2007.

Advisory and Management Fee Income—Related Parties

        Advisory and management fee income from related parties for the three months ended September 30, 2007 totaled $2.4 million, representing an increase of approximately $1.0 million, or 71%, compared to $1.4 million for the three months ended September 30, 2006. The majority of the increase was attributable to the advisory fees earned on CDO IX, which were formerly eliminated in consolidation. In July 2007, we sold our interest in CDO IX to the Securities Fund. As a result of the sale, CDO IX is no longer consolidated into our condensed consolidated financial statements, but we continue to earn management fees from the CDO. The increase was partially offset by lower fees from CDO I, II, III and V as a result of lower collateral balances due to asset paydowns.

Other Revenue

        Other revenue for the three months ended September 30, 2007 totaled $1.7 million, representing a decrease of $0.3 million, or 15%, compared to $2.0 million for the three months ended September 30, 2006. Other revenue for the third quarter 2007 consisted primarily of $1.0 million in early prepayment fees, $0.5 million of exit fees and loan draw fees and $0.2 million in other fees across our portfolio. Other revenue for the third quarter of 2006 included prepayment fees of $0.7 million on the early prepayment fees, $0.5 million of premiums received on credit default swaps related to a synthetic CDO, $0.2 million of net expense reimbursements at two properties in our net lease portfolio and $0.6 million of miscellaneous income related to investments.

Expenses

Interest Expense

        Interest expense for the three months ended September 30, 2007 totaled $65.3 million, representing an increase of $32.3 million, or 98%, compared to $33.0 million for the three months ended September 30, 2006. This increase was primarily attributable to an increase in debt outstanding from the financing of our new investments. Our on-balance sheet financings of our real estate debt, securities, corporate loans and net lease investments increased from $2.22 billion on September 30, 2006 to $4.0 billion on September 30, 2007. The three months ended September 30, 2007, includes the full quarter impact of the June 2007 closing of our $172.5 million exchangeable senior notes offering and $265.0 million of financing on the MC Facility. In addition, there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased average LIBOR rates.

Real Estate Properties—Operating Expenses

        Real estate property operating expenses for the three months ended September 30, 2007 totaled $2.1 million, representing an increase of $0.2 million, or 11%, compared to $1.9 million for the three months ended September 30, 2006. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture, which was formed in May 2006. These acquisitions and minor increases at various other net lease properties resulted in additional property operating expense of $0.1 million for the three months ended September 30, 2007.

Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended September 30, 2007 totaled $1.4 million, representing an increase of $1.2 million, or 600%, compared to $0.2 million for the three months ended September 30, 2006. The increase was primarily attributable to the full quarter impact of our Wakefield joint venture, which was formed in May 2006, and our Monroe Management joint venture, which was formed in March 2007. We incurred $0.8 million of advisory fees to Wakefield Capital Management and $0.6 million of advisory fees to Monroe Management for the three months ended September 30, 2007.

Fund Raising Fees and Other Joint Venture Costs

        Fundraising fees and other joint venture costs for the three months ended September 30, 2007 totaled $6.3 million. These fees were comprised of $3.2 million of placement fee expenses for raising private capital for our Securities Fund and a $3.1 million write-off of due diligence costs relating to the termination of a purchase agreement to acquire a portfolio of tax credit multi-family properties by one of our joint ventures. We had no such fees for the three months ended September 30, 2006.

General and Administrative

        General and administrative expenses for the three months ended September 30, 2007 totaled $14.4 million and increased $5.5 million, or 62%, compared to $8.9 million for the three months ended September 30, 2006. The increase is comprised of the following:

        Salaries and equity based compensation for the three months ended September 30, 2007 totaled $9.5 million, $3.9 million of which was equity based compensation, representing an increase of approximately $4.5 million, or 90%, compared to $5.0 million, $2.1 million of which was equity-based compensation, for the three months ended September 30, 2006. The increase was primarily attributable to an increase in salaries of $2.7 million due to higher staffing levels to accommodate the expansion of our business throughout 2006 into 2007. Equity-based compensation expense for the three months ended September 30, 2007 increased by $1.8 million from the three months ended September 30, 2006. The increase in equity based compensation was attributable to approximately $1.5 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan, relating to 2007 grants, $0.1 million in additional compensation expense related to our Employee Outperformance

Plan and $0.3 million of additional compensation in connection with the Long-Term Incentive Bonus Plan. This increase was offset by $0.1 million of forfeitures during the quarter.

        Auditing and professional fees for the three months ended September 30, 2007 totaled $1.3 million, representing an increase of $0.1 million, or 8%, compared to $1.2 million for the three months ended September 30, 2006. The increase was primarily attributable to professional fees relating to legal fees for general corporate work and investment activities, recruiting fees, and fees related to agreed upon procedures in connection with CDOs.

        Other general and administrative expenses for the three months ended September 30, 2007 totaled $3.5 million, representing an increase of approximately $0.8 million, or 30%, compared to $2.7 million for the three months ended September 30, 2006. The increase was primarily attributable to the lease for our new LA office, the new lease for the relocation of our corporate offices and minor increases in printing expenses, public relations expenses, cash management fees, software costs, and licensing fees.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended September 30, 2007 totaled $9.2 million, representing an increase of $5.3 million, or 136%, compared to $3.9 million for the three months ended September 30, 2006. This increase was primarily attributable to $701.0 million of net lease acquisitions made subsequent to September 30, 2006.

Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the three months ended September 30, 2007 totaled a $4.6 million loss, representing a decrease of $4.7 million, compared to $0.1 million of equity in earnings for the three months ended September 30, 2006. In July 2007, we closed our Securities Fund, retaining a 25.7% interest that is accounted for under the equity method of accounting. We recognized equity in loss of $3.8 million from the Securities Fund, of which $4.4 million was the unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund. The decrease was also attributable to the operations of Monroe Management, which generated a loss of $1.0 million. The losses were partially offset by a net lease joint venture we entered into in February 2006, which generated equity in earnings of $0.1 million.

Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other totaled $4.4 million for the three months ended September 30, 2007. The unrealized gain on investments for the three months ended September 30, 2007 was primarily attributable to a reversal of a prior period negative $4.9 million mark-to-market adjustment on the assets sold to the Securities Fund prior to the date of sale. We also had a $0.1 million unrealized loss related to the ineffective portion on our interest rate swaps and a $0.4 million unrealized loss on a U.S. treasury note short sale hedge. There were no material unrealized gain (loss) on investments and other for the three months ended September 30, 2006.

Realized Gain on Investments and Other

        Realized gain on investments and other totaled $1.0 million for the three months ended September 30, 2007, and consisted of a realized gain on the settlement of US treasury note short sale entered into as a hedge offset by a gain on assets sold. The realized gain of $0.3 million for the three months ended September 30, 2006 related to the sale of certain securities in CDO VII.

Income from Discontinued Operations, Net of Minority Interest

        There were no discontinued operations for either the three months ended September 30, 2007 or September 30, 2006.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Revenues

Interest Income

        Interest income for the nine months ended September 30, 2007 totaled $216.3 million, representing an increase of $130.0 million, or 151%, compared to $86.3 million for the nine months ended September 30, 2006. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired commercial real estate debt, commercial real estate securities, corporate debt and net lease investments with a net book value of $2.9 billion subsequent to September 30, 2006. Income from new investment activities was slightly offset by approximately $877.9 million of real estate securities and debt repayments since September 30, 2006.

Interest Income—Related Parties

        Interest income from related parties for the nine months ended September 30, 2007 totaled $9.7 million, representing an increase of $1.0 million, or 11%, compared to $8.7 million for the nine months ended September 30, 2006. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated CDOs. All of our securities CDOs completed since 2006, in which we retain the equity notes, have been accounted for as on-balance sheet financings.

Rental and Escalation Income

        Rental and escalation income for the nine months ended September 30, 2007 totaled $67.9 million, representing a $42.6 million increase, or 168%, compared to $25.3 million for the nine months ended September 30, 2006. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture, which was formed in May 2006. These acquisitions collectively contributed $29.9 million of additional rental and escalation income. Other net lease properties acquired during the nine months ended, or subsequent to, September 30, 2006, contributed additional rental and escalation income of $12.1 million and rent increases at various properties, which are based on CPI indices, resulted in additional rental income of $0.3 million for the nine months ended September 30, 2007.

Advisory and Management Fee Income—Related Parties

        Advisory and management fee income from related parties for the nine months ended September 30, 2007 totaled $5.2 million, representing an increase of approximately $0.8 million, or 20%, compared to $4.4 million for the nine months ended September 30, 2006. The majority of the increase was attributable to the advisory fees earned on CDO IX, which were formerly eliminated in consolidation. In July 2007, we sold our equity interest in CDO IX to the Securities Fund. As a result of the sale, CDO IX is no longer consolidated into our condensed consolidated financial statements, but we continue to earn management fees from the CDO. The increase was partially offset by lower fees from CDO I, II, III and V as a result of lower collateral balances due to asset paydowns.

Other Revenue

        Other revenue for the nine months ended September 30, 2007 totaled $5.3 million, representing an increase of $0.9 million, or 21%, compared to $4.4 million for the nine months ended September 30, 2006. Other revenue for the nine months ended September 30, 2007 consisted primarily of $1.8 million in early prepayment fees, $0.5 million of exit fees and loan draw fees, $0.2 million in assumption fees, $0.2 million in unused credit line fees and $0.2 million in other fees on loans in our real estate debt portfolio, $1.9 million of recurring income from premiums received on credit default swaps related to Abacus NS2, and $0.3 million related to a one-time consent fee on the early repayment of one of our real estate securities investment. Other revenue for the nine months ended September 30, 2006 included the recognition of incentive income of $1.2 million in connection with the sale of our interest in the NSF venture on February 1, 2006. In addition, we recognized approximately $1.4 million, mainly from prepayment fees on the early prepayment of six of our real estate debt investments, $0.6 million related to other reimbursement income from our net lease properties, $0.5 million of premiums received on credit default swaps related to a synthetic CDO we acquired in August 2006, and $0.6 million of miscellaneous income related to investments.

Expenses

Interest Expense

        Interest expense for the nine months ended September 30, 2007 totaled $177.4 million, representing an increase of $110.3 million, or 164%, compared to $67.1 million for the nine months ended September 30, 2006. This increase was primarily attributable to an increase in debt outstanding from the financing of our new investments. Our on-balance sheet financings of our real estate debt, securities, corporate loans and net lease investments increased from $2.2 billion as of September 30, 2006 to $4.0 billion in September 30, 2007 and included the partial period impact of the June closing of our $172.5 million exchangeable senior notes offering and the $265.0 million from our MC Facility. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased average LIBOR rates.

Real Estate Properties—Operating Expenses

        Real estate property operating expenses for the nine months ended September 30, 2007 totaled $6.4 million, representing an increase of $1.0 million, or 18%, compared to $5.4 million for the nine months ended September 30, 2006. The increase was attributable to net lease property acquisitions by our Wakefield joint venture, which was acquired in May 2006. These acquisitions collectively contributed $0.4 million of additional operating expenses. Our other net lease properties acquired during the nine months ended, or subsequent to, September 30, 2006, contributed additional property operating expenses of $0.5 million and minor increases at various properties resulted in additional property operating expense of $0.1 million for the nine months ended September 30, 2007.

Asset Management Fees—Related Party

        Advisory fees for related parties for the nine months ended September 30, 2007 totaled $2.9 million, representing an increase of $2.6 million, or 867%, compared to $0.3 million for the nine months ended September 30, 2006. The increase was primarily attributable to the full period impact our Wakefield joint venture, which was formed in May 2006, and our Monroe Management joint venture, which was formed in March 2007. We incurred 2.2 million of advisory fees to Wakefield Capital Management and $0.6 million of advisory fees to Monroe Management for the nine months ended September 30, 2007.

Fund Raising Fees and Other Joint Venture Costs

        Fundraising fees and other joint venture costs for the nine months ended September 30, 2007 totaled $6.3 million. These fees were comprised of $3.2 million of placement fee expenses for raising private capital for our Securities Fund and a $3.1 million write-off of due diligence costs relating to the termination of a purchase agreement to acquire a portfolio of tax credit multi-family properties by one of our joint ventures. We had no such fees for the nine months ended September 30, 2006.

General and Administrative

        General and administrative expenses for the nine months ended September 30, 2007 totaled $42.9 million, representing an increased of $18.4 million, or 75%, compared to $24.5 million for the nine months ended September 30, 2006. The increase is comprised of the following:

        Salaries and equity-based compensation for the nine months ended September 30, 2007 totaled $27.1 million, $11.8 million of which was equity based compensation, representing an increase of approximately $12.2 million, or 82%, compared to $15.0 million, $6.6 million of which was equity-based compensation, for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in salaries of $6.9 million due to higher staffing levels to accommodate the expansion of our business throughout 2006 into 2007. Equity-based compensation expense for the nine months ended September 30, 2007 increased by $5.2 million from the nine months ended September 30, 2006. The increase in equity based compensation was attributable to approximately $3.5 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan, relating to 2007 grants, $0.9 million in additional compensation in connection with the Long Term Incentive Bonus Plan, $0.7 million in additional compensation expense related to our Employee Outperformance Plan and $0.1 million in additional compensation expense related to our board of directors annual grants.

        Auditing and professional fees for the nine months ended September 30, 2007 totaled $5.6 million, representing an increase of $2.1 million, or 60%, compared to $3.5 million for the nine months ended September 30, 2006. The increase was primarily attributable to professional fees relating to legal fees for general corporate work and investment activities, recruiting fees, and fees related to agreed upon procedures in connection with CDOs.

        Other general and administrative expenses for the nine months ended September 30, 2007 totaled $10.2 million, representing an increase of approximately $4.1 million, or 67%, compared to $6.1 million for the nine months ended September 30, 2006. The increase was primarily attributable to the lease for our new LA office, the new lease for the relocation of our corporate offices and minor increases in printing expenses, public relations expenses, cash management fees, software costs, and licensing fees.

Depreciation and Amortization

        Depreciation and amortization expense for the nine months ended September 30, 2007 totaled $23.6 million, representing an increase of $14.3 million, or 154%, compared to $9.3 million for the nine months ended September 30, 2006. This increase was primarily attributable to $701 million of net lease acquisitions made subsequent to September 30, 2006.

Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the nine months ended September 30, 2007 totaled a $5.2 million loss, representing a decrease of $5.5 million, compared to $0.3 for the nine months ended September 30, 2006. In July 2007, we closed our Securities Fund, retaining a 25.7% interest that was accounted for under the equity method of accounting. We recognized equity in loss of $3.8 million from the Securities Fund, of which $4.4 million was the unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund. The decrease was also attributable to the operations of Monroe Management, which generated a loss of $1.7 million. The losses were partially offset by a net lease joint venture we entered into in February 2006, which generated equity in earnings of $0.3 million.

Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $5.4 million for the nine months ended September 30, 2007 to a loss of $3.7 million, compared to a gain of $1.7 million for the nine months ended September 30, 2006. The unrealized loss on investments for the nine months ended September 30, 2007 consisted of a $3.4 million mark-to-market loss on the securities in the CDO IX warehouse prior to the closing of the CDO in February 2007. The mark-to-market adjustments resulted from credit spread widening in the commercial real estate securities markets precipitated by credit issues in the residential sub-prime lending markets. We also had a $0.3 million unrealized loss related to the ineffective portion of our interest rate swaps. The unrealized gain on investment for the nine months ended September 30, 2006 consisted of a $1.5 million mark-to-market gain on the securities in the CDO VII warehouse prior to the closing of the CDO in June 2006, a $0.5 million mark-to-market loss and a $0.7 million gain, which represents the net Carry on the accumulated securities held under the CDO IX warehouse agreement.

Realized Gain on Investments and Other

        The realized gain of $3.5 million for the nine months ended September 30, 2007 is related to the increase in fair value related to the net Carry of securities during the warehouse period of $1.3 million, which was realized at the close of CDO IX, a gain of $1.4 million on the early redemption of REIT debt securities in CDO VII, a foreign currency translation gain of $0.1 million related to our Euro-denominated investment and a net realized gain of $1.0 million on the sale of certain assets to the Securities Fund, partially offset by a realized loss of $0.3 million on the closing of a short securities position. The realized gain of $1.1 million for the nine months ended September 30, 2006 represented the net Carry on securities during the warehouse period on CDO VII, CDO V and CDO III. In addition for the nine months ended September 30, 2006 we recognized a $0.3 million dollar gain related sale of certain securities in CDO VII.

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

Gain on Sale from Discontinued Operations, Net of Minority Interest

        We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006 and recognized a gain on sale, net of minority interest of $0.1 million for the nine months ended September 30, 2006. We had no such gain for the nine months ended September 30, 2007.

Gain on Sale of Joint Venture Interest, Net of Minority Interest

        On February 1, 2006, we sold our interests in the NSF venture to the NSF venture investor and terminated the associated advisory agreements for total consideration of $2.9 million. We recognized a gain on sale, net of minority interest of $0.3 million for the nine months ended September 30, 2006. We had no such gain for the nine months ended September 30, 2007.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and CDO financings, long-term senior and subordinate corporate capital such as senior notes, trust preferred securities and the perpetual preferred and common stock.

        Our total available liquidity at September 30, 2007 was approximately $329.0 million, including, $137.2 million of unrestricted cash and cash equivalents, $91.9 million of cash in our CDOs, which is available for reinvestment within the CDO, and $100.0 million of available undrawn liquidity on our credit facilities.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non deductible excise tax.

        These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital committed to our operations; however, we believe that our access to capital resources and financing will enable us to meet current and anticipated capital requirements. We believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. Our ability to meet a long-term (beyond one year) liquidity requirement is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. On March 31, 2006, we filed a shelf registration statement with the Securities and Exchange Commission on Form S-3, which was amended on April 11, 2006 and declared effective by the Securities and Exchange Commission on April 26, 2006. We completed five offerings since the shelf was declared effective.

Unsecured Exchangeable Senior Notes

        In June 2007, we issued $172.5 million of 7.25% exchangeable senior notes (the "Notes"), which are due in 2027. The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes will pay interest semi-annually on June 15 and December 15, at a rate of 7.25% per annum, and mature on June 15, 2027. The Notes have an initial exchange rate representing an exchange price of $16.89 per share of our common stock. The initial exchange rate is subject to adjustment under certain circumstances. The Notes are senior unsecured obligations of our operating partnership and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2027, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The Notes are Redeemable, at our option on, and after June 15, 2014. We may be required to repurchase the Notes on June 15, 2012, 2014, 2017 and 2022 and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $167.5 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, to make additional investments and for general corporate purposes.

Liabilities to Subsidiary Trusts Issuing Preferred Securities

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

Credit Facilities

        In May 2007, we entered into a new $400.0 million Master Repurchase Agreement with a major financial institution, which was further amended on May 24, 2007 and June 22, 2007 (the "VFCC Facility"). The VFCC Facility provides for a maximum term of three years and may be temporarily increased to $800.0 million for a period not to exceed 10 months in connection with the accumulation of collateral for a commercial real estate CDO securitization transaction.

        Additionally, on June 5, 2007 and June 22, 2007, we amended our existing Master Repurchase Agreement ("Swing Line Facility" and together with the VFCC Facility, the "WA Facilities") with the same financial institution. Following the amendments, we may borrow up to an additional $100.0 million under the Swing Line Facility.

        Advance rates under the WA Facilities range from 50% to 95% of the value of the collateral for which the advance is to be made. Amounts borrowed under the WA Facilities bear interest at spreads of 0.15% to 2.10% over the respective commercial paper rate, depending on the type of collateral for which the amount is borrowed. Additionally, if a securitization transaction with respect to the collateral subject to the VFCC Facility is not consummated by March 14, 2008, certain advances under the VFCC Facility will be subject to commitment and unused fees and our limited guarantee shall be increased to 10% of the amount outstanding under the VFCC Facility.

        In June 2007, Monroe Capital entered into a temporary financing arrangement ("MC Facility") with a major financial institution whereby it can acquire loans and finance up to an aggregate amount of $400.0 million to accumulate collateral for a potential collateralized loan obligation ("CLO") securitization transaction. Advance rates range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC Facility bear interest at LIBOR plus 0.75%. The MC Facility terminates on the earlier of March 31, 2008 or a CLO securitized transaction. The financial institution had previously financed 100% of the collateral value under Monroe Capital's direction and retained all of the net interest income. Upon completion of the MC Facility we consolidated all the collateral financed under the prior financing facility.

        In July 2007, Monroe Capital entered into a $400.0 million Master Repurchase Agreement ("MC VFCC") with a major financial institution to accumulate collateral for a potential CLO securitization transaction. Advance rates under the MC VFCC facility range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC VFCC facility bear interest at a spread of 0.75% over the respective commercial paper rate. The MC VFCC facility has a maximum term of three years.

        In August, we entered into a new $350.0 million Master Repurchase Agreement with a major financial institution (the "JP Facility"). Advance rates under the JP Facility range from 65% to 97% of the value of the collateral for which the advance is to be made. Amounts borrowed under the JP Facility bear interest at spreads of 0.05% to 1.75% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. The JP Facility has a maximum term of three years.

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

        During 2007, we issued a total of approximately 299,000 common shares pursuant to the Plan for a gross sales price of approximately $3.7 million.

Cash Flows

        The net cash flow provided by operating activities of $78.4 million, increased $4.8 million for the nine months ended September 30, 2007 from $73.6 million of cash provided by operations for the nine months ended September 30, 2006. This was primarily due to the operating cash flows generated from a greater asset base resulting from net origination/acquisition volumes generated by our three business lines.

        The net cash flow used in investing activities of $2.4 billion, increased by $0.9 billion for the nine months ended September 30, 2007 from $1.5 billion for the nine months ended September 30, 2006. Net cash used in investing activities in 2007 consisted primarily of the purchase of real estate properties, funds used to acquire commercial real estate securities and originate or acquire commercial real estate debt investments.

        The net cash flow provided by financing activities increased by $1.0 billion for the nine months ended September 30, 2007 to $2.5 billion from $1.5 billion for the nine months ended September 30, 2006. The primary source of cash flow provided by financing activities was the perpetual preferred equity offering, the issuance of exchangeable debt, the issuance of CDO bonds, borrowings under credit facilities, operating real estate, acquisition financing and issuing trust preferred securities.

Contractual Obligations and Commitments

        As of September 30, 2007, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Mortgage notes net lease	$847,097	$685	$12,167	$98,136	$736,109
Mezzanine loan payable	14,287	388	3,324	3,845	6,730
Repurchase agreements	50,931	50,931	—	—	—
CDO bonds payable	1,601,185	—	—	—	1,601,185
Exchangeable senior notes	172,500	—	—	—	172,500
Liability to subsidiary trusts issuing preferred securities	286,258	—	—	—	286,258
Credit facilities	896,885	—	382,513	514,372
Secured term loan	106,147	—	—	106,147	—
Capital leases(1)	17,183	118	934	974	15,157
Operating leases	83,319	1,371	11,142	11,211	59,595
Placement Fees	3,240	1,013	2,227	—	—
Unfunded commitments	644,520	417,629	216,445	—	10,446

Total contractual obligations	$4,723,552	$472,135	$628,752	$734,685	$2,887,980

(1)
Includes interest on the capital leases.

        Our future funding commitments, which are subject to certain lender provisions, total $644.5 million, of which a minimum of $292.8 million will be funded within our existing CDOs. Fundings are categorized by estimated funding period. Our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our CDOs. Assuming lenders will advance 75% of the $351.7 million of commitments outside of the CDOs, our equity requirement would be approximately $87.9 million. Based on these assumptions we believe we have adequate liquidity to meet our future funding obligations as of September 30, 2007.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of September 30, 2007, we are in compliance with all financial and non-financial covenants in our debt obligations.

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

        The following tables describe certain terms of the collateral for and the notes issued by CDO I, CDO II, CDO III and CDO V as of September 30, 2007 (in thousands):

	CDO Collateral—September 30, 2007				CDO Notes—September 30, 2007
Issuance	Date Closed	Par Value of CDO Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (Years)	Outstanding CDO Notes(1)	Weighted Average Interest Rate	Stated Maturity
CDO I(2)	8/21/03	$328,808	6.63%	4.79	$309,631	6.25%	8/1/2038
CDO II	7/1/04	342,727	6.32	5.24	306,583	5.82	6/1/2039
CDO III	3/10/05	402,642	6.36	5.21	358,989	6.29	6/1/2040
CDO V	9/22/05	495,971	5.97	7.33	456,319	5.18	9/5/2045

Total		$1,570,148	6.29%	5.80	$1,431,522	5.82%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        Our potential loss in our off balance sheet CDO issuances was limited to the carrying value of our investment of $98.6 million at September 30, 2007.

Monroe CLO Equity Notes

        We own a residual equity interests in a CLO originated by Monroe Capital, LLC. The CLO includes collateral of approximately $400.0 million backed primarily by first lien senior secured loans. Based on the projected future cash flows, the equity is yielding an internal rate of return of approximately 18%. The CLO was determined to be a variable interest entity under Fin 46(R)-6 and we were determined not to be the primary beneficiary, therefore, the financial statements are not consolidated into our condensed financial statements. Our residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $12.6 million at September 30, 2007.

Synthetic CMBS CDO

        We owned all of the notes issued in a synthetic CMBS CDO referred to as SEAWALL 2006-4a. In July, 2007, we sold the notes to the Securities Fund.

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, we closed on $109.0 million of equity capital for our NorthStar Real Estate Securities Opportunity Fund (the "Securities Fund"), an investment vehicle in which we intend to prospectively conduct our real estate securities investment business.

        We are the manager and general partner of the Securities Fund. We will typically receive base management fees ranging from 1.0% to 2.0% per annum on third party capital, and are entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods.

        At the initial closing, we sold $63.6 million of assets, including our interests in two synthetic commercial real estate CDOs, our equity interest in our most recent real estate securities CDO, CDO IX, deposits relating to our off-balance sheet warehouse facility and an equity interest in a third party securitization. We received approximately $35.6 million of cash proceeds from the closing and retained a 25.7% interest in the Securities Fund. At closing, we recognized a $1.0 million realized gain relating to the sale of assets at fair market value. At September 30, 2007, our investment in the Securities Fund was $24.4 million. We recognized equity in loss of $3.7 million, of which $4.4 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund.

Recent Developments

Dividends

Common Dividends

        On October 23, 2007, we declared a cash dividend of $0.36 per share of common stock. The dividend is payable on November 15, 2007 to the stockholders on record as of the close of business on November 7, 2007.

Preferred Dividend

        On October 23, 2007 we declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock, payable on November 15, 2007 to stockholders of record on November 7, 2007.

Omnibus Stock Incentive Plan

        On October 4, 2007, in connection with, among other things, entering into non-contribution and employment agreements with certain officers of the Company, our Compensation Committee approved long-term retention awards under our 2004 Omnibus Stock Incentive Plan and awarded an aggregate of 2,202,436 LTIP Units to certain of our officers. The granted LTIP Units vest over a four-year period, with 10% vesting quarterly beginning on January 29, 2008 and 30% vesting quarterly each year thereafter.

Loan Syndications

        In October 2007, we sold, at par, portions of two real estate loans for $58.4, with a $51.6 reduction in future funding commitments relating to these loans.

Warehouse Agreements

        In October 2007, the Securities Fund amended its warehouse agreement with a major commercial bank to extend the term to May 1, 2008. In connection with the amendment, the Securities Fund pledged an additional $15.0 million of cash and provided $44.0 million of recourse under the warehouse agreement. We have committed to advance up to $10.0 million of additional capital to the Securities Fund, if required, in the form of either debt or equity for purposes of the recourse obligation.

Acquisitions

        In October 2007, our Wakefield joint venture closed on a $32.5 million acquisition of a portfolio of six assisted livings facilities totaling 153,888 square feet located in North Carolina. The properties are net leased to a single tenant under a lease that expires in October 2022. The portfolio was financed with a five-year mortgage totaling $17.5 million, which bears a fixed interest rate of 6.98% and matures in October 2012. The balance of the acquisition was paid in cash.

Term Facility

        In November 2007, we modified the Euro Note and entered into a new term loan agreement (the "Term Loan Agreement", and together with the modified Euro Note, the "Term Facility") with a major financial institution, which provides for approximately $600 million of term loan capacity. The proceeds under the Term Facility shall be partially used to repay approximately $450 million outstanding under the WA Facilities, terminating these facilities. The Term Loan Agreement also provides for up to $300 million of revolving term loan capacity as portions of the outstanding balance under the Term Loan Agreement are repaid. The Term Facility initially bears interest at LIBOR plus 2.00% and has an initial two-year term which we have the option to extend for an additional one year period, subject to certain conditions. Additionally, we entered into a Limited Guaranty Agreement in connection with the Term Facility.

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

Excess Inclusion

        Stockholders will be required to treat 9.57% of our 2006 distributions to the IRS as "excess inclusion income."

  •
  Tax-exempt stockholders will be required to treat excess inclusion income as unrelated business taxable income (commonly referred to as "UBTI");

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

Inflation

        Our leases for tenants of our net lease properties are generally triple net or equivalent leases where the tenants are responsible for all real estate taxes, insurance and operating expenses or the leases provide for additional expense reimbursements based on changes in the Consumer Price Index (CPI) or actual increases in expenses.

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

Funds from Operations (FFO) and Adjusted Funds from Operations (AFFO)

        Management believes that funds from operations, or FFO, and adjusted funds from operations, or AFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and NorthStar in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (NAREIT), as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated/uncombined partnerships and joint ventures. AFFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company's cash flow generated by operations. Our management utilizes FFO and AFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time and, in the case of AFFO, equity based compensation. Additionally, FFO and AFFO serve as measures of our operating performance because they facilitate evaluation of our company without the effects of selected items required in accordance with GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.

        We calculate AFFO by subtracting from (or adding) to FFO:

  •
  normalized recurring expenditures that are capitalized by us and then amortized, but which are necessary to maintain our properties and revenue stream, e.g., leasing commissions and tenant improvement allowances;

  •
  an adjustment to reverse the effects of the straight-lining of rents and fair value lease revenue under SFAS 141;

  •
  the amortization or accrual of various deferred costs including intangible assets and equity based compensation; and

  •
  an adjustment to reverse the effects of unrealized gains/(losses) relating to: (i) change in the value of our off-balance sheet warehouse facilities and carrying value of fund investments caused by changes in interest rates; and (ii) changes in the value of the credit default swaps in our consolidated synthetic CDO equity interests (which would otherwise be recorded as an adjustment to stockholder's equity if such interests had been unconsolidated).

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before minority interest for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Funds from Operations:
Income from continuing operations before minority interest	$14,813	$10,773	$39,546	$25,605
Minority interest in joint ventures	(215)	(37)	(351)	(37)

Income from continuing operations before minority interest in operating partnership	14,598	10,736	39,195	25,568
Adjustments:
Preferred dividend	(5,231)	—	(11,302)	—
Depreciation and amortization	9,163	3,948	23,594	9,273
Funds from discontinued operations	—	261	17	399
Real estate depreciation and amortization—unconsolidated ventures	247	326	743	658

Funds from Operations	$18,777	$15,271	$52,247	$35,898

Adjusted Funds from Operations:
Funds from Operations	$18,777	$15,271	$52,247	$35,898
Straight-line rental income, net	(866)	(286)	(1,853)	(955)
Straight-line rental income, discontinued operations	—	(39)	10	(43)
Straight-line rental income, unconsolidated ventures	(54)	(144)	(167)	(176)
Amortization of equity-based compensation	3,948	2,108	11,837	6,564
Fair value lease revenue (SFAS 141 adjustment)	(271)	(375)	(611)	(490)
Unrealized (gains)/losses from mark-to-market adjustments	(6,365)	120	3,473	(954)
Unrealized (gains)/losses from mark-to-market adjustments on unconsolidated ventures	4,393	—	4,393	—

Adjusted Funds from Operations	$19,562	$16,655	$69,329	$39,844

Return on Average Common Book Equity

        We calculate return on average common book equity ("ROE") on a consolidated basis and for each of our major business lines. We believe that ROE provides investors and management with a good indication of the performance of the Company and our business lines because it provides the best approximation of cash returns on common equity invested. Management also uses ROE, among other factors, to evaluate profitability and efficiency of equity capital employed, and as a guide in determining where to allocate capital within its business. ROEs may fluctuate from quarter to quarter based upon a variety of factors, including the timing and amount of investment fundings, repayments and asset sales, capital raised and leverage used, and the yield on investments funded.

Return on Average Common Book Equity (including and excluding G&A and one-time items)
($ in thousands)

	Northstar Realty Finance Corp.
	Three Months Ended September 30, 2007	Annualized September 30, 2007(2)	Year Ended December 31, 2006
Adjusted Funds from Operations (AFFO)	$19,562	$78,248	59,409
Plus: Fund Raising Fees and Other Joint Venture Costs	6,295

AFFO, excluding Fund Raising Fees and other Joint Venture Costs	25,857	103,428
Plus: General & Administrative Expenses	14,389
Plus: General & Administrative Expenses from Unconsolidated Ventures	1,148
Less: Equity-Based Compensation and Straight-Line Rent included in G&A	(3,951)

AFFO, excluding G&A	37,443	149,772	85,739
Average Common Book Equity & Operating Partnership Minority Interest(1)	$540,610		378,628
Return on Average Common Book Equity (including G&A)	14.5%		15.7%
Return on Average Common Book Equity (excluding Fund Raising Fees and other Joint Venture costs)	19.1%		22.6%
Return on Average Common Book Equity (excluding G&A)	27.7%	—

(1)
Average Common Book Equity and Operating Partnership Minority Interest computed using beginning and ending of period balances. ROE will be impacted by the timing of new investment closings and repayments during the quarter.

(2)
Annualized numbers are calculated by taking the current quarter amounts and multiplying by 4.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At September 30, 2007, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $22.3 million, offset by an increase in our interest expense of approximately $20.0 million on our variable rate liabilities.

Real Estate Debt

        We invest in real estate debt which are generally instruments secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans and select other real estate equity investments, which we also refer to as senior mortgage loans, second lien mortgage loans, mezzanine loans and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment rather than trading purposes. These investments are either floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in interest rates are unlikely to materially affect the value of our floating rate portfolio. Changes in short-term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore increase our earnings. Decreases in LIBOR have the opposite effect.

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

Real Estate Securities

        Our real estate securities business will prospectively be conducted in the Securities Fund, of which we are the manager, general partner and 25.7% limited partner. We mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our investment grade CDOs are diversified by asset type, industry, location and issuer. We further minimize credit risk by monitoring the real estate securities portfolios of our investment grade CDOs and the underlying credit quality of their holdings.

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

        In order to ensure that we have as complete an understanding as possible of a tenant's ability to satisfy its obligations under its lease, we undertake a rigorous credit evaluation of each tenant prior to executing sale/leaseback or net lease asset acquisitions. This analysis includes an extensive due diligence investigation of the tenant's business as well as an assessment of the strategic importance of the underlying real estate to the tenant's core business operations. Where appropriate, we may seek to augment the tenant's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or affiliate guarantees from entities we deem to be creditworthy.

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

        We have acquired all the notes of a synthetic CMBS CDO that entered into a credit default swap agreement with a major financial institution to sell credit protection on a pool of CMBS securities. In July 2007, the Company sold its interest in the synthetic commercial real estate CDO and the credit default swap. See note 8.

        The following tables summarize our derivative financial instruments as of September 30, 2007 (in thousands).

	Notional Amount	Fair Value	Range of Fixed Libor	Range of Maturity
Interest rate swaps and basis swaps	$843,434	$(19,114)	4.18 - 7.04	February 2008 - June 2018

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

Internal Control over Financial Reporting

        Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)
3.5
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)
3.6
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.1
Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.2
Non-Competition Agreement, dated as of October 29, 2004, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NorthStar Capital Investment Corp. and NorthStar Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.3
Executive Employment Agreement, dated as of October 22, 2004, between Jean-Michel Wasterlain and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.7 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.4
NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.5
Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.6
Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)
10.7
LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC (incorporated by reference to Exhibit 10.10 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.8
Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.11 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.9	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.10
NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.11
Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.12
Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.13
Amended and Restated Master Repurchase Agreement, dated as of March 21, 2005, between NRFC DB Holdings, LLC and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.16 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2004)
10.14
Amended and Restated Junior Subordinated Indenture dated as of September 16, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.17 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.15
Second Amended and Restated Trust Agreement, dated as of September 16, 2005, among NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.18 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.16
Master Repurchase Agreement, dated as of July 13, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.21 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.17
First Amendment to the Master Repurchase Agreement, dated as of August 24, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.18
Second Amendment to the Master Repurchase Agreement, dated as of September 20, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.19
Master Loan, Guarantee and Security Agreement, dated as of September 28, 2005, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp., NS Advisors LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.20
Third Amendment to the Master Repurchase Agreement, dated as of September 30, 2005, between NRFC WA Holdings, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.21
Omnibus Amendment to the Master Repurchase Agreement, dated as of October 21, 2005, between NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.26 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.22
Agreement of Purchase and Sale, dated as of October 25, 2005, between 1552 Lonsdale LLC and 1552 Bway Owner, LLC (incorporated by reference to Exhibit 10.27 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.23
Fourth Amendment to the Master Repurchase Agreement, dated October 28, 2005, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)
10.24
Junior Subordinated Indenture, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership and JPMorgan Chase Bank, National Association, as trustee (incorporated by reference to Exhibit 10.30 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.25
Amended and Restated Trust Agreement, dated as of November 22, 2005, between NorthStar Realty Finance Limited Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.31 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-128962))
10.26
Fifth Amendment to the Master Repurchase Agreement, dated February 28, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)

10.27
Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.28
Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.29
Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.30
Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.31
Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)
10.32
Second Omnibus Amendment to Repurchase Documents, dated as of June 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.33
Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.34
Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.35
Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)

10.36
Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.37
Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.38
Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A. (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.39
Sixth Amendment to the Master Repurchase Agreement, dated as of November 6, 2006, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings III, LLC, NRFC WA Holdings IV, LLC, NRFC WA Holdings V, LLC, NRFC WA Holdings VI, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings VIII, LLC, and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.45 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.40
Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)
10.41
Purchase and Sale Agreement, dated as of February 23, 2007, by and among GIN Housing Partners I, L.L.C. and the persons and entities identified as sellers on the signature pages thereto, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.44 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2006)
10.42
Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.43
Amended and Restated Trust Agreement, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.47 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.44
Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.45
Amended and Restated Trust Agreement, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.46
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.47
Master Repurchase Agreement, dated as of August 8, 2007, by and among NRFC JP Holdings, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.56 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.48
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.49
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.50
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.51
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Richard J. McCready (incorporated by reference to Exhibit 99.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.52
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel Raffe (incorporated by reference to Exhibit 99.5 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.53
Credit Agreement, dated as of November 6, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XII, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and Wachovia Bank, National Association, as Administrative Agent
10.54	Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and Wachovia Bank, National Association, as Administrative Agent

31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

NORTHSTAR REALTY FINANCE CORP.
Date: November 9, 2007	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer

QuickLinks

NORTHSTAR REALTY FINANCE CORP. QUARTERLY REPORT For the Three and Nine months Ended September 30, 2007
TABLE OF CONTENTS
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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits
SIGNATURES