Form 10-K
period 2007-12-31
NORTHSTAR REALTY
filed 2008-02-29
CIK 1273801

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32330

NorthStar Realty Finance Corp.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	11-3707493 (I.R.S. Employer Identification No.)
399 Park Avenue, 18th Floor New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)
(212) 547-2600 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock, $0.01 par value 8.75% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.01 par value 8.25% Series B Cumulative Redeemable	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerate filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2007, was $761,138,837. As of February 28, 2008, the registrant had issued and outstanding 61,964,259 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ending December 31, 2007, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in this Annual Report on Form 10-K beginning on page 14. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1.    Business

Our Company

        We are an internally-managed real estate finance company that focuses primarily on originating and acquiring commercial real estate debt, commercial real estate securities and net lease properties. We conduct our operations so as to qualify as a real estate investment trust, or a REIT, for federal income tax purposes. We invest in those areas of commercial real estate finance that enable us to leverage our real estate investment expertise, utilize our broad capital markets knowledge, and capitalize on our ability to employ innovative financing structures. We do not lend to or have any direct exposure to the single family housing sector.

        We believe that our three principal business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize innovative and diverse sources of debt financing to match-fund our investments and enhance returns. In the past, we accessed equity capital from the public markets to fund our growth. During 2007, we began emphasizing raising equity capital from private sources to fund new investments in investment vehicles managed by us and with a minority co-investment by us. By accessing private capital we aim to diversify our sources of equity capital, reduce reliance on the public equity markets, and expect to increase returns on our invested equity by generating management fee income.

        We allocate capital to our business lines in such a way as to seek to diversify our credit risk and optimize our returns. Our primary objectives are to produce attractive risk-adjusted returns and to generate predictable cash flow for distribution to our stockholders.

        We rely on the normal functioning of credit and equity markets to finance and grow our business. During the second half of 2007, severe credit and liquidity issues in the subprime residential lending and single family housing sectors negatively impacted the asset-backed and corporate fixed income markets, as well as the equity securities of financial institutions, homebuilders and real estate companies. As the severity of residential sector issues increased, nearly all securities markets experienced decreased liquidity and greater risk premiums as concerns about the outlook for the U.S. and world economic growth increased. These concerns continue and risk premiums in many capital markets remain at or near all-time highs with liquidity extremely low compared to historical standards or virtually non-existent. As a result, most commercial real estate finance and financial services industry participants, including us, have curtailed new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. In this environment we are focused on actively managing portfolio credit, generating and recycling liquidity from existing assets and optimizing corporate overhead. We believe that our match-funding discipline and long-term flexible liability structure will enable us to continue to generate attractive returns and stable cash flow during this period of difficult capital markets and weak economic conditions.

Real Estate Debt

  Overview

        We focus on originating, structuring and acquiring senior and subordinate debt investments secured primarily by commercial and multifamily properties, including first lien mortgage loans, which are also referred to as senior mortgage loans, junior participations in first lien mortgage loans, which are often referred to as B-notes, second lien mortgage loans, mezzanine loans and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment, but we will sometimes syndicate portions of loans to maximize risk adjusted returns, manage credit exposure and generate liquidity.

        Through our origination offices located in New York, NY, Dallas, TX, and Los Angeles, CA, we have built a franchise with a reputation for providing capital to high quality real estate investors who want a responsive and flexible balance sheet lender. Given that we are a lender who does not generally seek to sell or syndicate the full amount of the loans we originate, we are able to maintain flexibility in how we structure loans that meet the unique needs of our borrowers. For example, we can make a loan to a borrower that provides for an increase in loan proceeds over the loan term if the borrower increases the value of the collateral property. Typical Commercial Mortgage-Backed Securities, or CMBS, and other conduit securitization lenders cannot generally provide these types of loans because of constraints within their funding structures and because they usually originate loans with the intent to sell them to third parties and relinquish control. Additionally, our centralized investment organization enables senior management to review potential new loans early in the origination process which, unlike many large institutional lenders with several levels of approval required to commit to a loan, allows us to respond quickly and provide a high degree of certainty to our borrowers that we will close a loan on terms substantially similar to those initially proposed. We believe that this level of service has enhanced our reputation in the marketplace and will generate increasing business from repeat customers.

        Our average funded loan size was $17.3 million as of December 31, 2007.

        The collateral underlying our real estate debt investments generally consists of income-producing real estate assets, properties that require some capital investment to increase cash flows, or assets undergoing repositionings or conversions, and may involve vertical construction or unimproved land. We seek to make real estate debt investments that offer the most attractive risk-adjusted returns and evaluate the risk based upon our underwriting criteria, sponsorship and the pricing of comparable investments. We historically accessed the asset-backed markets to match-fund our real estate debt investments with term debt liabilities that are sold under the N-Star brand, which is the name we use to identify our company as the sponsor. Brand is important because our frequent term debt issuances and strong credit performance allowed us to create Commercial Real Estate ("CRE") term debt transactions, which have been structured as CDOs. These term debt transactions are flexible financing structures that typically permit us to re-invest proceeds from asset repayments for a five-year period after issuance with no repayment of the term debt, subject to certain criteria. Thereafter, the term debt is repaid when the underlying assets pay off. Investors in term debt transactions want to be comfortable the sponsor has strong investment skills because they cannot approve the reinvestment of assets. In addition to these term debt financings we have utilized credit facilities and secured term financings to finance real estate debt investments.

  Targeted Investments

        Our real estate debt investments typically have the following characteristics:

  •
  terms of two to ten years inclusive of any extension options;

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

  •
  fundamental analysis of the underlying real estate collateral, including tenant rosters, lease terms, zoning, operating costs and the asset's overall competitive position in its market;

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

  •
  physical inspections of properties and markets; and

  •
  the overall structure of the investment and the lenders' rights in the loan documentation.

        We actively monitor property-level performance of the collateral underlying our debt investments through our asset management group. We regularly review updated information such as budgets, operating statements, rent rolls, major tenant lease signings, renewals, expirations and modifications. We also monitor for changes in property management, borrower's and sponsor's financial condition, timing and funding of distributions from reserves and capital accounts or future funding draws, real estate market conditions, sales of comparable and competitive properties, occupancy and asking rents at competitive properties and financial performance of major tenants.

        Our real estate lending professionals may originate and structure debt investments directly with borrowers or may acquire loans from third parties. In the past we emphasized direct origination of our debt investments because this allows us a greater degree of control in loan structuring, provides us the opportunity to create subordinate interests in the loan, if desired, that meet our risk-return objectives, allows us to maintain a more direct relationship with our borrowers and to earn origination and other fees. Although the majority of our debt investments are directly originated, we expect that current difficult credit market conditions may present more opportunities to acquire real estate debt investments at attractive prices from third-party originators who are motivated by liquidity issues or are exiting the business.

        At December 31, 2007 we held the following real estate debt investments (dollars in thousands):

December 31, 2007	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,082,399	53.9%	—%	3.09%	59
Whole loans, fixed rate	80,371	4.0	10.17	—	10
Subordinate mortgage interests, floating rate	158,347	7.9	—	3.72	13
Mezzanine loans, floating rate	505,227	25.3	—	4.59	16
Mezzanine loan, fixed rate	157,092	7.8	11.16	—	16
Other loans—floating	16,653	0.8	—	1.60	2
Other loans—fixed	6,933	0.3	5.53	—	1

Total/Weighted average	$2,007,022	100.0%	10.67%	3.56%	117

(1)
Approximately $1.3 billion of these investments serve as collateral for our three term debt transactions backed by real estate loans and the balance is financed under other borrowing facilities. We have future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $564.5 million related to these investments, of which we expect that a minimum of $284.1 million will be funded within our existing term debt transactions and require no additional capital from us.

The following charts display our loan portfolio by collateral type and by geographic location:

Loan Portfolio by Collateral Type	Loan Portfolio by Geographic Location

Real Estate Securities

  Overview

        We invest in, create and manage portfolios of primarily investment grade commercial real estate debt securities, which we have financed by issuing term debt. Beginning in July 2007, our new real estate securities investments have been conducted principally in the NorthStar Real Estate Securities Opportunity Fund, or the "Securities Fund," of which we are the manager, general partner and 30.0% limited partner at December 31, 2007. We receive base management fees ranging from 1.0% to 2.0% per annum on third-party capital, and are entitled to annual incentive management fees ranging from 20.0% to 25.0% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods. Other than in connection with making new investments to fill previously issued term debt following repayment of assets in these transactions, we intend to conduct all of our new securities investment activities in the Securities Fund or in vehicles similar to the Securities Fund to minimize the amount of securities we hold on balance sheet. This fund format also allows us to utilize long and short investment strategies that would not be efficient to conduct on-balance sheet and in our REIT structure.

        Our managed commercial real estate debt securities include CMBS, fixed income securities issued by REITs, credit-rated tenant loans and term debt transactions backed primarily by commercial real estate securities. Most of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies (Moody's Investors Service, Standard & Poor's and Fitch Ratings, generally referred to as "rating agencies") and generally are not insured or otherwise guaranteed. In addition to these securities, our investment grade term debt issuances may also be backed by bank loans to REITs and real estate operating companies, and real estate whole loans or subordinate debt investments such as B-Notes and mezzanine loans.

        We seek to mitigate credit risk through credit analysis, subordination and diversification. Within the Securities Fund we may also utilize credit default swaps and credit-linked indices such as the CMBX to hedge long positions or to take net short positions on commercial real estate fixed income securities. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our investment grade term debt issuances are diversified by asset type, industry, location and issuer. We further minimize credit risk by monitoring the real estate securities portfolios of our investment grade term debt issuances and the underlying credit quality of their holdings.

        Our general financing strategy focuses on the use of match-funded structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. Our investment grade term debt issuances utilize interest rate swaps to minimize the mismatch between their fixed rate assets and floating rate liabilities.

        As a result of our focus on attractive risk/return opportunities in higher credit quality investments, the average rating of our securities investments was Baa2/BBB (investment grade) as of December 31, 2007. In addition, our securities portfolio has an average investment of approximately $5 million as of December 31, 2007. We believe that the high degree of overall diversification and investment grade quality within our portfolio provides a very stable and longer term base of cash flows that is complementary to our other businesses.

  Our Real Estate Securities Investments

        The various types of securities backed by real estate assets that we invest in, including CMBS, fixed income securities issued by REITs and real estate term debt transactions, are described in more detail below.

        CMBS.    CMBS securities, or commercial mortgage backed securities, are, generally, securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers, and may include, without limitation, CMBS conduit securities, CMBS credit tenant lease securities and CMBS large loan securities. The properties are primarily located in the United States, although we may in the future also invest in CMBS backed by properties located in Europe, Asia and other non-U.S. locations that are a growing segment of the market. The loan collateral is held in a trust that issues securities in the form of various classes of debt secured by the cash flows from the underlying loans. The securities issued by the trust have varying levels of priority in the allocation of cash flows from the pooled loans and are rated by one or more of the rating agencies. These ratings reflect the risk characteristics of each class of CMBS and range from "AAA" to "CCC". Any losses realized on defaulted loans are absorbed first by the most junior, lowest-rated bond classes. Typically, all principal received on the loans is allocated first to the most senior outstanding class of bonds and then to the next class in order of seniority.

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

        Commercial Real Estate Term Debt Transactions:    Commercial real estate term debt transactions, or CRE term debt transactions, are debt obligations typically collateralized by a combination of CMBS and REIT unsecured debt. CRE term debt transactions may also include real estate whole loans and other asset-backed securities as part of their underlying collateral, although this is less common in the market. A CRE term debt transaction is a special-purpose vehicle that finances the purchase of CMBS, REIT debt and other assets by issuing liabilities rated by rating agencies and equity in private securities offerings.

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

        Similar to our real estate debt investments we have principally accessed the asset-backed markets to match-fund our securities investments with term debt financing.

        The first four term debt issuances in our securities business were accounted for as off-balance sheet financings. This means that rather than consolidate the assets and investment grade notes we sold on our balance sheet we account for our equity in the financing as an available for sale security. For example, if we financed $100 of assets by issuing $80 of term debt notes, we would show our interest as a $20 available for sale security on our balance sheet. N-Star VII, our fifth securities term debt issuance, is accounted for as an on-balance sheet financing.

        A summary of the collateral and term debt notes for our off-balance sheet at December 31, 2007 is provided below.

	Collateral—December 31, 2007				Term Notes—December 31, 2007
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/07	Stated Maturity
N-Star I(2)	8/21/03	$320,583	6.58%	4.64	$301,406	6.24%	8/01/2038
N-Star II	7/01/04	335,301	6.24	4.73	306,110	5.75	6/01/2039
N-Star III	3/10/05	404,772	6.30	5.20	358,892	5.84	6/01/2040
N-Star V	9/22/05	495,971	5.87	7.09	456,319	5.07	9/05/2045

Total		$1,556,627	6.21%	5.59	$1,422,727	5.66%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        The following charts display our CMBS assets under management by vintage and our on balance sheet securities assets under management by asset type.

CMBS AUM by Vintage	On Balance Sheet Securities AUM

Net Lease

  Overview

        Our net lease strategy is to invest primarily in office, industrial, retail and healthcare-related properties across the United States that are net leased long term to corporate tenants. Net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance and operating expenses arising from the use of the leased property. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation. Accordingly, we generally target properties that are located in primary or secondary markets with strong demand fundamentals, and that have a property design and location that make them suitable and attractive for alternative tenants.

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

        In May 2006, we entered into a joint venture with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets, called Wakefield. Healthcare real estate has typically attracted less capital than more traditional commercial real estate such as office and industrial properties, due to the more complex operating issues associated with the business, such as public and private sources of revenue and the Federal, State and Local regulatory environment. The management team of our partner has significant experience investing in a wide variety of healthcare properties, ranging from low-acuity assisted living facilities to higher-acuity skilled nursing facilities. The CEO of our partner has successfully formed and been a senior manager of several healthcare-focused companies. Wakefield seeks out opportunities to acquire individual assets or portfolios of assets from local or regionally-focused owner/operators with established track records and in markets where barriers to entry exist. The assets are typically purchased from and leased back to private operators under long-term net leases. We believe that our partner provides us a competitive advantage in this sector because of its management team's extensive relationships in the industry and their knowledge of and experience in operating, owning and lending to healthcare-related assets.

        As of December 31, 2007, our Wakefield joint venture had approximately $695.5 million of assisted care living facilities with an average remaining lease term of 9.7 years and $4.8 million of loan investments. Wakefield is a consolidated joint venture and as of December 31, 2007, we and our partner had $196.8 million and $12.7 million of equity, respectively. While we continue to find attractive net lease investments in the core commercial real estate property types, we plan to continue to seek out opportunities to venture with experts in other real estate asset classes.

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

  Our Net Lease Investments

        At December 31, 2007 we held the following net lease investments (dollars in thousands):

Type of Property	Number of Properties	Carrying Value	Percentage of Aggregate Carrying Value
Healthcare	115	$682,338	58.8%
Office/Flex	18	342,619	29.6
Retail	13	83,276	7.2
Investment in unconsolidated joint venture-office/flex(1)	3	25,252	2.2
Distribution center	1	25,903	2.2

Total	150	$1,159,388	100.0%

(1)
Our investment in the unconsolidated joint venture is $7.8 million.

LandCap Investment

        On October 5, 2007, we entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, to form LandCap Partners, which we refer to as LandCap. LandCap will opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The venture is managed by professionals who have extensive experience in the single family housing sector. We have sole discretion with respect to funding our portion of any investment decisions relating to LandCap and have made no investments to date.

Middle-Market Corporate Lending

        In March 2007, we entered into a joint venture with Monroe Capital, LLC, or "Monroe," a Chicago-based firm that originates, acquires and finances middle-market and broadly syndicated corporate loans. The key principals at Monroe have an average of 20 years industry experience and have successfully conducted their lending and asset management business as a team since 1999. Monroe's underwriting process, its disciplined focus on credit, and its strategy of financing its loans through securitized non-recourse, match-funded vehicles make Monroe's business a complementary extension of our existing lending business.

        Under the terms of the venture, we provide equity support to secure a flexible warehouse facility to fund the venture's lending business. We also acquired 40% of the equity issued in Monroe's first securitization, or CLO, for $17.4 million that match-funded approximately $400 million of the venture's loan portfolio. We also own just under 50% of the existing management business that originates, structures and syndicates middle-market corporate loans and provides asset management services for the warehouse assets and the CLOs sponsored by Monroe.

        At December 31, 2007, we held the following middle-market corporate loans (dollars in thousands):

December 31, 2007	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR/Prime	Number of Investments
First lien note	$421,973	92.3%	2.96%	100
Second lien note	35,166	7.7	6.02	8

Total/Weighted average	$457,139	100.0%	3.19%	108

(1)
All of these investments serve as collateral for the joint venture's financing arrangements, with approximately $366.8 million and $90.3 million of these investments serving as collateral for our MC Facility and our MC VFCC Facility, respectively, and we have future funding commitments totaling $14.3 million related to these investments.

Business Strategy

        Our primary objectives are to make real estate-related investments that increase our franchise value and produce attractive risk-adjusted returns, and to generate predictable cash flow for distribution to our stockholders. In addition to our primary business objectives we will also opportunistically seek to expand our finance business by targeting related sectors, such as middle-market corporate lending. We believe that we derive a competitive advantage from the combination of our real estate, credit underwriting and capital markets expertise, which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We will also seek to conduct certain new investment activities, where possible, in managed vehicles capitalized primarily with private capital sources rather than with 100% of our equity capital. If we are successful in raising these managed vehicles, we believe that these structures could provide a higher return on our invested equity capital due to the management and incentive fees that may be generated, and would broaden our sources of capital so that we would be less reliant on the public equity markets to grow our business.

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

        Flexible Asset-Backed and Secured Term Financing.    We believe our experience and reputation as an issuer and manager of term debt transaction financings, our credit track record and our relationships with major money-center banks should provide us preferential access to match-funded financing for our real estate securities, real estate debt and net lease investments.

        Capital Allocation.    Through our participation in these three principal businesses and the fixed income markets generally, we benefit from market information that enables us to make more informed decisions with regard to the relative valuation of financial assets and capital allocation.

        Our investment process for all of our investing activities is centralized. We have a formal investment committee comprised of senior management representing each major discipline within the company, including investments, legal, tax, accounting, capital markets and portfolio management. The investment committee meets on a weekly basis to review proposed investments early in the process to ensure that key structural, pricing and collateral due diligence issues are identified up-front, and to also formally approve investments for funding. Preliminary screening memoranda and formal investment committee documents are prepared and distributed in advance of the meetings. All professionals are invited to attend the weekly meetings and to participate throughout the process. Real estate debt investments below a pre-established threshold require the approval of our chief executive officer, chief financial officer and head of our real estate debt business. All real estate debt investments above a pre-established threshold and 100%-owned net lease investments require a majority vote of the investment committee. Real estate securities investments above a pre-established threshold require the formal approval of our Chief Executive Officer and the head of our real estate securities business. Additionally, investments made in our joint ventures typically require approval of a subset of our investment committee.

Financing Strategy

        We access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our IPO in 2004, we have completed public preferred and common equity offerings raising $647.8 million of aggregate net proceeds. We also raised over $81.0 million of private capital for our Securities Fund. Additionally, in June 2007, we raised corporate debt capital by issuing $172.5 million of 7.25% exchangeable senior notes. We have also raised $286.3 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term and relatively few covenants. We also maintain a $100.0 million unsecured credit facility that we use as a source of back-up liquidity.

        We seek to access diverse short and long-term funding sources that enable us to deliver attractive risk-adjusted returns to our shareholders while match-funding our investments to minimize interest rate and maturity risk. This means we finance assets with debt having like-kind interest rate benchmarks (fixed or floating) and similar maturities.

        Our real estate debt and securities businesses have typically used warehouse and secured credit facilities with major financial institutions to initially fund investments until a sufficient pool of assets was accumulated to efficiently execute a term debt transaction, which in the past has been structured as a CRE CDO. More recently, we have used a term facility to complement term debt transaction financing to match-fund our assets.

        In a term debt transaction, rated bonds are issued and backed by pools of securities or loan collateral originated or acquired by us. The bonds are non-recourse and the interest in the collateral is used to service the interest on the rated bonds. After a reinvestment period, which is typically five years, principal from collateral payoffs is used to amortize the notes, so there is no maturity risk. We sell all of the investment-grade rated term debt transaction bonds, and retain the non-investment grade classes as our "equity" interest in the financing. Term debt transactions provide low cost financing because the most senior bond classes are rated "AAA/Aaa" by the rating agencies. For example, approximately 68.8% of the notes issued in our real estate securities term debt transactions were rated "AAA/Aaa" by at least one of the rating agencies at the time of the initial issuance.

        Net lease investments are generally match-funded with non-recourse first mortgage debt representing approximately 75% to 80% of the total value of the investment. We seek to match the term of the financing with the remaining lease term.

        Currently, there is very little liquidity in the asset-backed, real estate, corporate and most other major debt markets due to issues precipitated by the subprime residential lending industry.

Consequently, the ABS markets are currently unattractive or unavailable to most issuers who have therefore greatly reduced new investment activity. We believe that in the longer term liquidity and attractive pricing could return to the ABS markets, but that in the near term new financing sources must be developed in order to attractively finance new investment activity. We believe these sources will include term loans from financial institutions and life companies, more restrictive ABS structures which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets. We believe that our credit track record and our reputation with lenders and in the asset-backed markets could enable us to develop alternative sources of debt financing while the capital markets remain unattractive or unavailable.

Hedging Strategy

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize the interest rate risks associated with our investing and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships.

        Creating an effective strategy for dealing with interest rate movements is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that our hedging activities will have the intended impact on our results. A more detailed discussion of our hedging policy is provided in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Regulation

        We are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other fees we can charge our customers; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans.

        We believe that we are not, and intend to conduct our operations so as not to become, regulated as an investment company under the Investment Company Act. We have been, and intend to continue to rely on current interpretations of the staff of the Securities and Exchange Commission in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize, see "Item 1A—Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations."

        Certain of our subsidiaries will apply to be registered investment advisors under the Investment Advisors Act of 1940, or the "Investment Advisors Act" and, as such, may be supervised by the Securities and Exchange Commission. The Investment Advisors Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and thus, subject to the oversight and regulation of such states' regulatory agencies.

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

Employees

        At December 31, 2007, we had 82 employees. We believe we have a good relationship with our employees and our employees are not represented by collective bargaining agreements.

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

Item 1A.    Risk Factors

        Our business is subject to a number of risks that are substantial and inherent in our business. This section describes some of the more important risks that we face, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects. The risk factors set forth in this section could cause our actual results to differ significantly from those contained in this Annual Report on Form 10-K. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, you should carefully review the factors discussed below and the cautionary statements referred to under "Forward-Looking Statements."

Risks Related to Our Businesses

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, which has negatively impacted our business, and may have a material adverse effect on us.

        During 2007, the subprime residential lending and single family housing markets began to experience accelerating default rates, declining real estate values and increasing backlog of housing supply. The residential sector issues quickly spread more broadly into the asset-backed, corporate and other credit and equity markets even though underlying fundamentals outside of the residential sector continued to show relatively strong performance and credit metrics. Since the subprime meltdown, volatility and risk premiums in most credit and equity markets have increased dramatically while liquidity has decreased. These issues have continued into the beginning of fiscal 2008. Increasing concerns regarding the U.S. and world economic outlook, such as large asset write-downs at banks, rising oil prices, declining business and consumer confidence and increased unemployment, are compounding these issues and risk premiums in most capital markets remain near historical all-time highs. Although we do not have any direct subprime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced commercial mortgage loan originations and securitizations, and are precipitating more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, are finding it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

        Due to these conditions, the commercial real estate finance market has experienced higher volatility and less liquidity despite continued relatively strong credit performance across the sector. Credit has become more expensive and difficult to obtain for the Company and its competitors'. The cost of financing as well as overall market-demanded risk premiums in commercial lending have increased. Most lenders are imposing more stringent restrictions on the terms of credit and there is a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets, further declines in real estate values in the U.S. and continuing credit and liquidity concerns may have a material adverse effect on us. Additionally, there is no assurance that the increased financing costs, financing with increasingly restrictive terms or the increase in risk premiums that are demanded by investors will not have a material impact on our future profitability measures. However, we expect that a portion of the impact of increased capital costs will be offset by increased yields on newly-originated assets, particularly as assets in our existing term debt transactions are repaid.

Liquidity in the capital markets is essential to our businesses and future growth and we rely on external sources to finance a significant portion of our operations.

        Liquidity is essential to our businesses and our ability to grow and to fund existing obligations. A primary source of liquidity for us has been the equity and debt capital markets, including issuing common equity, perpetual preferred equity, trust preferred securities and convertible senior notes. We depend on external financing to fund the growth of our business mainly because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distributes 90% of its taxable income to its shareholders, including taxable income where we do not receive corresponding cash. Our access to equity or debt financing depends on the willingness of third parties to make equity investments in us and provide us with corporate level debt. It also depends on conditions in the capital markets generally. Companies in the real estate industry, including us, are currently experiencing, and have at times historically experienced, limited availability of capital, and new capital sources may not be available on acceptable terms. Our ability to raise capital could be impaired if the capital markets have a negative perception of our long-term or short-term financial prospects or the prospects for mortgage REITs and the commercial real estate market generally. We cannot assure stockholders that sufficient funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we will not be able to grow our business, which would likely have a negative impact on the market price of our common stock and our ability to pay dividends to our shareholders.

        For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

Our liquidity position could be adversely affected if we were unable to complete additional term debt transactions on favorable terms or at all.

        We have completed nine term debt transactions in our commercial lending portfolio and in our real estate securities portfolio through which we have raised $3.9 billion of third party debt to pay down our borrowings under our credit facilities and created additional liquidity under our credit facilities for use in funding our investments. There is currently no availability of liquidity through the issuance of new term debt transactions due to investor concerns surrounding the real estate markets, the asset-backed markets and the issues surrounding the overall credit markets generally, among other things. Our business strategy has depended on our ability to match-fund new investments through the issuance of new term debt transactions. If we are not able to issue new term debt transactions, or are unable to do so on terms that we find economically justifiable, we may be unable to operate our business utilizing this business strategy and our ability to increase our assets under management, and therefore our ability to increase our earnings, could be severely restricted. A prolonged downturn in the asset-backed securities market will cause us to seek alternative sources of potentially less attractive financing, may cause us to liquidate assets at prices that could result in significant losses to us and may require us to further adjust our business plan accordingly. In turn, this could have a material adverse effect on our business and results of operations.

        Our ability to complete additional term debt transactions will depend on, among other things:

  •
  the extent that the capital markets generally, and the asset-backed securities market in particular, suffer disruptions;

  •
  disruptions in the credit quality and performance of our loan or securities portfolios, particularly that portion which has been previously securitized and serves as collateral for existing term debt, which could reduce or eliminate investor demand for our term debt in the future;

  •
  any material downgrades or withdrawal of ratings given to securities previously issued in our term debt transactions which could reduce demand for our term debt; and

  •
  structural changes imposed by the rating agencies or investors may reduce the leverage we are able to obtain, increase the cost and otherwise adversely affect the efficiency of our term debt issued transactions.

        At December 31, 2007, we had a total of $545.4 million of assets that were not match-funded with term debt. These assets consisted of $457.1 million of corporate loan investments, which are financed under credit facilities that we refer to as the MC Facility and the MC VFCC Facility, and $88.3 million of real estate debt investments, which are financed under a credit facility that we refer to as the JP facility. In addition, at December 31, 2007 our Securities Fund had $212.8 million of assets under a warehouse agreement, which was also not match-funded with term debt.

If we are unable to generate sufficient funds or obtain financing for future capital commitments, we may not be able to repay indebtedness or fund our other liquidity needs, which could have a material adverse effect on us.

        At December 31, 2007, we had future funding commitments of $564.5 million related to the real estate debt investments we held and $14.3 million related to our corporate loan portfolio in our Monroe Capital joint venture. Our ability to fund future capital commitments will depend, to a certain extent, on general economic, financial, competitive and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to raise funds in the capital markets or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. Our inability to fund future commitments may cause borrowers to take legal action against us, which could have a material adverse effect on us. However, as of December 31, 2007, we believe our cash flows from operations, available cash and cash equivalents and available borrowings will be adequate to meet our future liquidity needs. For more information on our contractual commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

We retain the subordinate classes of bonds in the term debt transactions that we have issued, which entails certain risks.

        The subordinate classes of bonds that we retain in the term debt transactions that we have issued represent leveraged investments in the underlying assets. Distributions on subordinate classes of bonds are generally made only after payment of interest on, and principal of, the senior bond classes. Although generally there is no interest or principal due on the subordinate classes of bonds, distributions may be made to holders of the subordinate classes of bonds on each payment date after all of the other required payments are made on each payment date. There can be no assurance that after making required payments on the senior bond classes there will be any remaining funds available to pay us. Accordingly, our subordinate classes of bonds may not be paid in full and we may be subject to a loss of all of our interest in the event that payments are not made on the underlying assets or losses are incurred with respect to the underlying assets.

        Additionally, the terms of the term debt transactions issued by us include, and may in the future include, coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of, and interest on, the subordinate classes of bonds in the term debt transactions. In the event the coverage tests are not satisfied, interest and principal that would otherwise be payable on the subordinate classes we hold may be re-directed to pay principal on the senior bond classes. Therefore, our failure to satisfy the coverage tests could adversely affect our operating results and cash flows. Certain coverage tests (based on delinquency levels or other criteria) may also restrict our ability to receive net income from assets pledged to secure the term debt transactions. We cannot assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on any potential future term debt transactions, the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net income distributable to us. Failure to obtain favorable terms with regard to these matters may materially and adversely affect the availability of net income distributable to us. If our assets fail to perform as anticipated, our over-collateralization or other credit enhancement expense associated with our term debt transactions will increase.

If we are unable to extend or renew our existing warehouse and secured facilities, our results of operations, financial condition and business could be significantly harmed.

        Warehouse and credit facilities are critical to our business. If we are unable to extend or renew our existing warehouse and secured credit facilities, our results of operations, financial condition and business could be significantly harmed. In particular, the Securities Fund warehouse agreement will expire on May 1, 2008. Additionally, the MC Facility will expire on March 31, 2008 and the MC VFCC Facility, if not extended by the lender, will expire on July 29, 2008. Although we are working to extend or renew these agreements on acceptable terms, failure to extend or renew these agreements or to obtain another source of funding for the assets could significantly harm our financial condition. In the case of the Securities Fund, the bank could liquidate some or all of the assets on its books and trigger a $75 million loss of warehouse deposits to the Securities Fund, of which we own 30%. In the case of the MC Facility, the bank could sell the loans on the MC Facility and retain our equity used to support the MC Facility, which is approximately $16 million, and in the case of the MC VFCC Facility, the bank could also sell the loans on the MC VFCC Facility and retain our equity used to support the MC VFCC Facility, which is approximately $20.2 million, as well as seek recourse under a $25 million guaranty that we have provided to the lender, but in each case only in the event that proceeds from a sale are not sufficient to cover the loans. No assurance can be given that we will be able to extend or renew our existing warehouse and secured facilities, or obtain other financing on terms that are acceptable, if at all. If we are unable to obtain financing on acceptable terms, it could have a material impact on our results of operations.

The repurchase agreements and bank credit facilities and warehouse lines that we use to finance our investments may require us to provide additional collateral.

        We use bank credit facilities and warehouse lines, including repurchase agreements, to finance some of our investments. Although our primary credit facility in our real estate debt business is not subject to margin calls based on credit spread widening, if the market value of the loans pledged by us to a funding source decline in value, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. We may not have the funds available to pay down our debt, which could result in defaults. Posting additional collateral to support our credit facilities will reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness, increase interest rates and terminate our ability to borrow. Such a situation would likely result in a rapid deterioration of our financial condition and solvency.

Lenders may require us to enter into restrictive covenants relating to our operations.

        When we obtain financing, lenders impose restrictions on us that affect our ability to incur additional debt, our capability to make distributions to stockholders and our flexibility to determine our operating policies. Loan documents we execute may contain negative covenants that, among other things, limit the amount of leverage that we may employ, require that we maintain certain interest and fixed charge coverage ratios, require that we maintain a certain minimum tangible net worth, limit our recourse indebtedness, limit our ability to distribute more than a certain amount of our funds from operations and require us to hedge our interest rate exposure. At December 31, 2007, the Company was in compliance with all debt covenants under its borrowings with the exception of its tangible net worth covenant for which the Company obtained a one-time waiver from its lending institutions. If we are not in compliance with any of our covenants, there can be no assurance that our lenders would waive such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

Our warehouse and secured facilities may limit our ability to make investments.

        Our warehouse and secured facility providers have the right to review the potential investment for which they are providing financing. We may be unable to obtain the consent of our warehouse and secured facility providers to make investments that we believe are favorable to us. In the event that our warehouse and secured facility providers do not consent to the inclusion of the potential asset in or under the warehouse and secured facility, we may be unable to obtain alternate financing for that investment. Our warehouse provider's consent rights with respect to our warehouse and secured facility may limit our ability to execute our business strategy. Further, our credit facility warehouse providers retain discretion over their obligation to fund and require us to maintain a certain amount of cash uninvested or set aside unlevered assets sufficient to maintain a specified liquidity position in order to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

The mortgage loans we originate and invest in and the commercial mortgage loans underlying the mortgage-backed securities we invest in are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

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

  •
  changes in governmental rules, regulations and fiscal policies;

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
  acts of God;

  •
  social unrest and civil disturbances;

  •
  terrorism; and

  •
  increases in costs associated with renovation and/or construction.

        Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

        Additionally, we may suffer losses in the following instances, which could have a material adverse effect on our financial performance, the market price of our stock and our ability to pay dividends:

  •
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

  •
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

  •
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

  •
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

  •
  If our reserves for losses prove inadequate, it could have a material adverse effect on us.  We regularly evaluate financial reserves, if any, to protect against potential future losses. While we have in many of our loans asset-specific credit protection, including cash reserve accounts, cash deposits and letters of credit which we require that our borrowers fund and/or post at the closing of a transaction in accounts in which we have a security interest, such protections may not be sufficient to protect against all losses. As of December 31, 2007, we have not accumulated any loan loss reserves. We cannot be certain that our future reserves, if any, will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific assets, borrowers, industries in which our borrowers operate or markets in which our borrowers or their properties are located.

  •
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

  •
  If the risks associated with loan participations and intercreditor arrangements provide us with inadequate control rights.  Some of our assets are participating interests in loans in which we share the rights, obligations and benefits of the loan with other participating lenders. Some of our assets are interests in subordinated loans which are subject to intercreditor arrangements with senior and/or junior lenders. The presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill" periods) and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object but to which we will be bound. We may be adversely affected by such lack of full control.

The subordinate mortgage notes, participation interests in mortgage notes, mezzanine loans and preferred equity investments we originate and invest in may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

        We focus on originating, structuring and acquiring senior and subordinate debt investments secured primarily by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, which are often referred to as B-notes, second lien mortgage loans, mezzanine loans and preferred equity interests in borrowers who own such properties. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand foreclosure as a subordinate real estate debtholder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

We are subject to risks associated with construction lending, such as declining real estate values, cost over-runs and delays in completion.

        Our loan assets include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost over-runs, particularly given the recent increased costs of raw materials, the developer's failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay our loan due to declining real estate values. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our loans if the borrower is unable to sell the project or refinance our loan.

We invest in CMBS securities, including "first loss" and other subordinate securities, which entail certain risks.

        CMBS securities, or collateralized mortgage backed securities, are, generally, securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers, and may include, without limitation, CMBS conduit securities, CMBS credit tenant lease securities and CMBS large loan securities. We invest in a variety of CMBS securities, including CMBS which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS securities entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, CMBS securities will be affected by payments, defaults, delinquencies and losses on the underlying commercial mortgage loans. Because issuers of CMBS securities have no significant assets other than the underlying commercial real estate loans and because of the significant credit risks inherent in the underlying collateral, credit risk is a correspondingly important consideration with respect to the related CMBS securities.

        Additionally, CMBS securities are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related mortgage loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS securities may be highly dependent on the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loans (including litigation expenses) and expenses of protecting the properties securing the mortgage loans may be substantial. Consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.

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

        Our investments in REIT securities and other senior unsecured debt are also subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property.

        REIT securities are generally unsecured and may also be subordinate to other obligations of the issuer. We may also invest in securities that are rated below investment-grade. As a result, investments in REIT securities are also subject to risks of:

  •
  limited liquidity in the secondary trading market;

  •
  substantial market price volatility resulting from changes in prevailing interest rates and real estate values;

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

  •
  the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates, declining real estate values and economic downturns;

  •
  rating agency credit rating downgrades negatively impacting value of securities; and

  •
  covenants not being sufficient to protect investors from the adverse credit impact of merger and acquisition transactions and increased leverage of the REIT.

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

  •
  the effects of any bankruptcies or insolvencies of tenants;

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

        We are subject to the risks that upon expiration or earlier termination of leases for space located at our properties the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

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

        Although we believe our net leased assets and properties collateralizing our loan and securities investments are adequately covered by insurance, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from, and the asset value of, the affected property.

        As a result of the events of September 11, 2001, insurance companies are limiting and charging significant premiums to cover acts of terrorism in insurance policies. As a result, although we, our tenants and our borrowers may carry terrorism insurance, we may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties, which may increase the cost of obtaining the required insurance.

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

        Most of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies. However, we may invest in unrated securities, enter into net leases with unrated tenants or participate in unrated or distressed mortgage loans. An economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of obligors of net leases and mortgages, including mortgages underlying mortgage-backed securities, to make rent or principal and interest payments may be impaired. If this were to occur, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments and securities. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

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

        Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk prior to match-funding our investments and because we do not hedge our retained equity interest in our floating rate term debt transactions. To the extent a term debt transaction has floating rate assets, our earnings will generally increase with increases in floating interest rates, and decrease with declines in floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2007, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $21.4 million offset by an increase in our interest expense of approximately $17.3 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

Our investments in real estate securities, mortgage notes, mezzanine loans, participation interests in mortgage and mezzanine loans and preferred equity investments are subject to changes in credit spreads and if spreads widen, the value of our loan and securities portfolios would decline, as had happened during 2007.

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

        We leverage our portfolio through borrowings, generally through the use of bank credit facilities, warehouse lines, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of term debt transactions, and other borrowings. The type and percentage of leverage varies depending on our ability to obtain credit facilities or warehouse lines and the lender's estimate of the stability of the portfolio's cash flow. However, we do not restrict the amount of indebtedness that we may incur. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired. Moreover, we may have to incur more recourse indebtedness.

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

        Some of our investments are rated by Moody's Investors Service, Fitch Ratings and/or Standard & Poor's, Inc. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may have an adverse affect on our financial condition.

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

        In May 2006, we entered into a joint venture with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets, called "Wakefield." As of December 31, 2007, we owned 94.0% of Wakefield and consolidated the venture in our financial statements. Although the principals of Chain Bridge have extensive experience owning and investing in senior and assisted living facilities, this is a new business for us with risks that differ from those to which we have been subject historically. There can be no assurance that we have the skills needed to run this business profitably.

The senior living industry is highly competitive and we expect it to become more competitive.

        The senior living industry is highly competitive, and we expect that it may become more competitive in the future. The operators of the facilities we own or lend to compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, life care at home, facility-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial, although there are generally barriers to the development of skilled nursing facilities. Consequently, our operators may encounter increased competition that could limit their ability to attract new residents, raise resident fees or expand their businesses, which could adversely adverse effect our revenues and earnings.

Operators of independent care, assisted living and memory care facilities must comply with the rules and regulations of governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations and are subject to new legislative developments.

        The healthcare industry is highly regulated by federal, state and local licensing requirements, facility inspections, reimbursement policies, regulations concerning capital and other expenditures, certification requirements and other laws, regulations and rules. Any failure to comply with such laws, requirements and regulations could affect our operators' ability to operate the facilities that we own or finance. Healthcare operators are subject to federal and state laws and regulations that govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. They also require compliance with a variety of safety, health, staffing and other requirements relating to the design and conditions of the licensed facility and quality of care provided. These regulations may also enable the regulatory agency to place liens on the property which may be senior to our secured position. Possible sanctions for violation of these laws and regulations include loss of licensure or certification, the imposition of civil monetary and criminal penalties, and potential exclusion from the Medicare and Medicaid programs. Failure of our operators to comply with these rules or regulations could have an adverse effect on our financial condition or results of operations.

        In addition, this area of the law currently is subject to intense scrutiny. Additional laws and regulations may be enacted or adopted that could require changes in the design of the properties and our joint venture's operations and thus increase the costs of these operations.

State law may limit the availability of certain types of healthcare facilities for our acquisition or development and may limit our ability to replace obsolete properties.

        Certificate-of-Need laws may impose investment barriers for us. Some states regulate the supply of some types of retirement facilities, such as skilled nursing facilities or assisted living facilities, through Certificate-of-Need laws. A Certificate-of-Need typically is a written statement issued by a state regulatory agency evidencing a community's need for a new, converted, expanded or otherwise significantly modified retirement facility or service which is regulated pursuant to the state's statutes. These restrictions may create barriers to entry or expansion and may limit the availability of properties for our acquisition or development. In addition, we may invest in properties which cannot be replaced if they become obsolete unless such replacement is approved or exempt under a Certificate-of-Need law.

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

Risks Related to the Investment Management Business

The organization and management of our Funds may create conflicts of interest.

        As we expand our business, in addition to managing the assets of our term debt transactions, our intention as a company is to establish and manage off-balance-sheet funds. In July 2007, we formed our Securities Fund, in which we intend to prospectively conduct our real estate securities investment business. We are the manager, and have a combined general partner and limited partner interest of 30% in the Securities Fund, at December 31, 2007.

        The Securities Fund, along with new funds we may establish, which together are referred to as our "Funds," will hold assets that we determine should be acquired by the vehicles and doing so may create conflicts of interest, including between investors in these funds and our shareholders. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation as a company could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.

Difficult market conditions can adversely affect our Funds in many ways, including by reducing the ability of our Funds to raise or deploy capital and by reducing the value or performance of the investments made by our Funds, and could materially reduce our revenue and results of operations.

        If economic conditions are unfavorable, our Funds may not perform well and we may not be able to raise money for our Funds. A general market downturn, or a specific market dislocation as is the case with the current dislocation in the credit markets, may cause the revenue and results of operations of our Funds to decline by causing:

  •
  the net asset value of the assets under management to decrease, lowering management fees;

  •
  lower investment returns, reducing incentive income; and

  •
  investor redemptions, resulting in lower fees.

        Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by our Funds. Our Funds may also be adversely affected by difficult market conditions if they fail to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments.

The creation and management of investment vehicles will require us to register with the SEC as an investment adviser under the Investment Advisers Act and subject us to costs and constraints that we are not currently subject to.

        A consequence of creating and managing investment vehicles, including term debt vehicles, is that we will be required to register with the SEC as an investment adviser under the Investment Advisers Act. Registered investment advisers must establish policies and procedures for their operations and make regulatory filings. The Investment Advisers Act and the rules and regulations under this Act generally grant the SEC broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. These laws and regulations have increased, and could further increase, our expenses and require us to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which investment advisors operate changes frequently and regulations have increased significantly in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

We may use capital to preserve the existence of our Funds.

        Our existing Fund is, and our new Funds may be, subject to mark-to-market volatility and may at times be subject to margin calls or require other financial assistance from us. We have, and may in the future, provide all or a portion of the capital necessary to preserve our Funds, including by satisfying margin calls if the Funds are not able to meet such obligations without our assistance or by providing credit or credit support.

Our results of operations may be dependent on the performance of our Funds and the performance of our Funds will impact our ability to raise capital for future funds.

        Poor performance of our Funds will make it difficult for us to retain or attract investors to our Funds and to grow our business. The performance of each fund we manage is subject to some or all of the following risks:

  •
  Limited operating history.  The entities comprising our existing fund were recently organized and do not have an operating history upon which prospective investors can evaluate their likely performance. The past performance of the principals of our existing fund, or any new funds, will not be necessarily indicative of the future results of the Funds. There can be no assurance that our existing fund or new funds, if any, will achieve their investment objectives.

  •
  Investors in our existing fund and, likely, our new funds, may redeem their investments after a stated lock-up period or elect to remove us as manager of the Funds at any time without cause upon approval of 50% of the limited partners of our Funds.  Investors in our existing fund are, and investors in our future funds will likely be, able to redeem their investments on an annual or quarterly basis, subject to the applicable Fund's specific redemption provisions, and remove us as manager of the Funds without cause upon approval of 50% of the limited partners in the Fund (excluding us). Investors may decide to move their capital away from our funds to other investments or remove us as manager of the Funds for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our Funds include changes in interest rates which make other investments more attractive, changes in investor perception regarding the Fund's focus or alignment of interest, unhappiness with changes in or broadening of a Fund's investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in our Funds' revenues that would result from significant redemptions in our Funds may have a material effect on our business by reducing our management fees and incentive income, and could result in significant reputational damage as well. If we were removed as a manager of any fund, we would no longer be entitled to receive management or incentive fees, which may have a material effect on our business, and such removal could also cause significant reputational damage to us.

  •
  Valuation methodologies for certain assets in our Funds may be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our Funds.  There are no readily-ascertainable market prices for illiquid investments in our Funds. The value of the investments of our Funds will be determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies, which are described in the existing Fund's valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities, restrictions on transfer and other recognized valuation methodologies. The methodologies we may use in valuing individual investments will be based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates.

  •
  Risks in using prime brokers and custodians.  Our Funds will depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, our Funds might not be able to recover equivalent assets in full as they will rank among the prime broker and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the Funds' cash held with a prime broker or custodian will not be segregated from the prime broker's or custodian's own cash, and the Funds will therefore rank as unsecured creditors in relation thereto.

Risks Related to Middle-Market Corporate Lending

In addition to the risks associated with investing in real estate debt and real estate securities, through our joint venture with Monroe Capital, we have made middle-market loans to borrowers outside of the real estate industry, including highly leveraged borrowers.

        In March 2007, we entered into a joint venture with Monroe Capital Holdco, LLC, or "Monroe," which serves as a platform for originating middle-market loans. The joint venture, which we refer to as "Monroe Capital" or the "joint venture," has commenced making senior and subordinate secured loans to middle-market corporations, including middle-market loans to highly leveraged borrowers. As of December 31, 2007, we owned a 95% controlling interest in the joint venture and consolidated it in our financial statements. This type of lending is very competitive and requires skills that differ from those we have developed through investing in real estate debt, net lease properties and real estate securities and there can be no assurance that we will be successful in this business. In addition, to the extent we lend to borrowers that have high levels of debt relative to the amount of their equity capital, there is a heightened risk of loss and the additional rate of interest that we earn on these loans may not fully compensate us for the additional risk.

        Loans to middle-market borrowers are subject to a number of significant risks including the following:

  •
  Middle-market businesses may have limited financial resources and may not be able to repay the loans we make to them.  Our strategy for this business includes providing financing to borrowers that typically is not readily available to them. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the borrowers to repay their loans to us upon maturity. A borrower's ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions.

  •
  Middle-market businesses typically have narrower product lines and smaller market shares than large businesses.  Because our target borrowers are smaller businesses, they will tend to be more vulnerable to competitors' actions and market conditions, as well as general economic downturns. In addition, these borrowers may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities and a larger number of qualified managerial and technical personnel.

  •
  There is generally little or no publicly available information about these businesses.  Because we expect that these loans will be made to privately owned businesses, we expect that there will generally be little or no publicly available operating and financial information about our potential borrowers. As a result, we will rely on our JV partners and our officers to perform due diligence investigations of these borrowers, their operations and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

  •
  Middle-market businesses generally have less predictable operating results.  We expect that these borrowers may have significant variations in their operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position or may be adversely affected by changes in the business cycle, all of which will adversely impact our ability to be repaid.

  •
  Middle-market businesses are more likely to be dependent on one or two persons.  Typically, the success of middle-market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on these borrowers and, in turn, their ability to repay us.

  •
  Middle-market businesses are likely to have greater exposure to economic downturns than larger businesses.  We expect that these borrowers will have fewer resources than larger businesses and will not have the benefit of real estate to provide to us as collateral and that an economic downturn is more likely to have a material adverse effect on them. If one of these borrowers is adversely impacted by an economic downturn, its ability to repay our loan would be diminished.

  •
  Middle-market businesses may have limited operating histories.  While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Borrowers with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

Monroe Capital uses credit facilities to finance its investments. If Monroe Capital is unable to securitize its loans or is required to post additional collateral to support its credit facilities, it could have a material adverse effect on our results of operations.

        Monroe Capital uses credit facilities to finance its loan investments. If Monroe Capital is not able to securitize its loans, or is unable to extend or renew its existing credit facilities on terms that it finds economically justifiable, Monroe Capital will most likely be unable to operate its business and increase its assets under management, and therefore its ability to increase its earnings, could be severely restricted. Additionally, if the market value of the loans pledged or sold by Monroe Capital to a funding source decline in value, Monroe Capital may provide additional collateral or pay down a portion of the funds advanced. Monroe Capital may not have the funds available to pay down its debt, which could result in defaults. Posting additional collateral to support its credit facilities will reduce Monroe Capital's liquidity and limit its ability to leverage its assets. In the event Monroe Capital does not have sufficient liquidity to meet such requirements, lending institutions can accelerate certain indebtedness and terminate its ability to borrow. Such a situation could have a material adverse effect on our results of operations.

Monroe Capital's liquidity position could be adversely affected if it is unable to complete additional collateralized loan transactions on favorable terms, or at all, which could have a material adverse effect on our results of operations.

        Monroe Capital depends on the availability of the leveraged loan markets to create additional liquidity under its credit facilities for use in funding new loans. There is currently limited liquidity, if any, in the leveraged loan markets due to investor concerns surrounding the overall credit markets, among other things. These concerns have materially impacted investor demand for such transactions. If Monroe Capital is not able to issue new collateralized loan transactions, or is unable to do so on terms that it finds economically justifiable, it will be unable to operate its business utilizing this strategy and its ability to increase its assets under management, and therefore its ability to increase earnings, could be severely restricted. A prolonged downturn in the leveraged loan markets will cause Monroe Capital to seek alternative sources of potentially less attractive financing, may cause it to liquidate assets at prices that could result in significant losses to the joint venture and may require it to further adjust its business plan. In turn, this could have a material adverse effect on our results of operations.

Risks Related to Residential Land Investments

In addition to the risks associated with investing in real estate debt and real estate securities, we have recently formed a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 that may make residential land investments in strategic markets throughout the United States, including loans to homebuilders secured by first priority liens and short term mezzanine financing and land option contracts.

        In order to continue to expand our business, we have recently entered into the Land Cap joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, which will opportunistically invest in single family residential land through land loans, lot option agreements and land purchases. Although the venture is managed by professionals who have extensive experience in the single family housing sector housing sector, this type of lending is very competitive and requires skills that differ from those we have developed through investing in commercial real estate debt, net lease properties and real estate securities and there can be no assurance that we will be successful in this business. The joint venture is managed by a team of professionals with experience in the homebuilding and single family housing sector. In addition, to the extent we lend to residential homebuilders that have high levels of debt relative to the amount of their equity capital, there is a heightened risk of loss and the additional rate of interest that we earn on these loans may not fully compensate us for the additional risk. Although the U.S. homebuilding industry as a whole is experiencing a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale, we believe that investments in residential land may provide an attractive opportunity for us to generate profits. Nonetheless, in addition to the risks associated with the continuing decline of the homebuilding industry as a whole, the residential homebuilding industry is substantially impacted by additional risks, including fluctuations in market value of undeveloped land, large amounts of buildable lots and housing inventories as a result of changing economic and market conditions, seasonality and adverse weather conditions, raw material and labor shortages, price fluctuations, government regulation, including delays or refusals from government agencies to grant necessary licenses, permits and approvals, and product liability litigation and warranty claims that arise in the ordinary course of business. Any of these risks could materially affect a homebuilder borrower's business and its ability to repay the loans we make to it.

Risks Related to International Investments

Any non-U.S. investments we may make would be subject to various risks associated with investments and operations in foreign countries, which could adversely impact our results.

        We may make investments internationally. These investments involve special risks compared with investing exclusively in the United States and our future results could be materially adversely affected by a variety of factors, including:

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

        If we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could materially adversely affect our international operations and, consequently, our operating results.

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

        We may purchase and originate real estate investments and CMBS denominated in foreign currencies. We expect that our exposure, if any, would be principally to the British Pound and the Euro. A change in foreign currency exchange rates may adversely impact returns on our non-dollar denominated investments when we convert those returns to U.S. dollars for purposes of our financial reporting and if we convert the foreign currency back into U.S. dollars. We may hedge our foreign currency risk, subject to the REIT income qualification tests. However, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

Risks Related to Our Company

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

        Our Board of Directors has adopted certain incentive plans to create incentives that will allow us to retain and attract the services of key employees. One of these plans is referred to as our Outperformance Plan. In order for the Outperformance Plan to have any value and for awards to be made to employees under the Outperformance Plan, the company's total return to shareholders must exceed certain levels. If these levels are not achieved, we will ultimately not grant any awards under this plan to members of our management or other of our employees who provide services to us. As a result of not achieving such levels and potentially as a result of the decline in our stock price, which has an impact on equity awards previously granted to our employees, we may be unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.

If our risk management systems are ineffective, we may be exposed to material unanticipated losses.

        We continue to refine our risk management techniques, strategies and assessment methods. However, our risk management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns. See "Business—Business Strategy".

The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.

        We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, including financial instruments under SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities," accounting for goodwill, establishing provisions for potential losses that may arise from loans that we make and potential litigation liability. Recent market volatility has made it extremely difficult to value certain of our real estate securities and term debt equity. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.

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

        We conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

        We believe that neither our operating partnership nor the subsidiary REIT through which we hold the substantial majority of our investments are investment companies because each of them satisfy the 40% test of Section 3(a)(1)(C). We must monitor their holdings to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. Certain of our other subsidiaries do not satisfy the 40% test, but instead rely on exceptions and exemptions from registration as an investment company under the Investment Company Act that either limits the types of assets these subsidiaries may purchase or the manner in which these subsidiaries may acquire and sell assets. For instance, certain of our term debt transactions rely on the exemption from registration as an investment company under the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these term debt transactions to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invests in net lease properties relies on the exception from the definition of "investment company" provided by Sections 3(c)(6) and 3(c)(5)(C) of the Investment Company Act, and certain of our other term debt transactions similarly rely on the 3(c)(5)(C) exception from the definition of "investment company." These provisions exempt companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. When a term debt transaction relies on the exception from the definition of "investment company" provided by 3(c)(5)(C) of the Investment Company Act, the term debt transaction is limited in the types of real estate related assets that it could invest in. Our subsidiaries that engage in operating businesses and satisfy the 40% test are also not subject to the Investment Company Act.

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

        The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has exempted any business combinations (a) between us and NorthStar Capital Investment Corp. ("NCIC"), or any of its affiliates and (b) between us and any person, provided that any such business combination is first approved by our Board of Directors (including a majority of our directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any of them. As a result, such parties may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute.

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

Risks Related to Our REIT Tax Status

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

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. We hold a substantial majority of our assets in a majority owned subsidiary, which we refer to as our private REIT. Our private REIT is organized to qualify as a REIT for federal income tax purposes. Our private REIT must also meet all of the REIT qualification tests under the Internal Revenue Code. If the private REIT did not qualify as a REIT, it is likely that we would also not qualify as a REIT. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Internal Revenue Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify.

Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.

        To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a shareholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A shareholder, including a tax-exempt or foreign shareholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. While we intend to continue to make distributions sufficient to avoid imposition of the 4% tax, there can be no assurance that we will be able to do so. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.

        From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

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

        To qualify as a REIT for federal income tax purposes we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the source of income requirements for qualifying as a REIT.

        We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Liquidation of assets may jeopardize our REIT status.

        To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our mortgage, preferred equity or other investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

        At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. Legislation enacted in 2003 and 2006 generally reduced the federal income tax rate on most dividends paid by corporations to investors taxed at individual rates to a maximum of 15% through the end of 2010. REIT dividends, with limited exceptions, do not benefit from the rate reduction, because a REITs income is generally not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to investors taxed at individual rates than shares in REITs and could have an adverse effect on the value of our stock.

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

        Although the law is not entirely clear, the IRS has taken the position that we are subject to tax at the highest corporate rate on our excess inclusion income allocated to "disqualified organizations" (generally tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income) that own our stock in record name. To the extent that our stock owned by "disqualified organizations" is held in street name by a broker/dealer or other nominee, the broker/dealer or nominee would be liable for a tax at the highest corporate rate on the portion of our excess inclusion income allocable to the stock held on behalf of the "disqualified organizations." A regulated investment company or other pass-through entity owning our stock may also be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their record name owners that are "disqualified organizations."

        Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit, or REMIC. In addition, excess inclusion income also may be generated if a REIT issues debt obligations with two or more maturities and the terms of the payments of these obligations bear a relationship to the payments that the REIT received on mortgage loans or mortgage-backed securities securing those debt obligations. Although we do not hold any REMIC residual interests, we anticipate that certain of the term debt transactions conducted by our private REIT will produce excess inclusion income that will be allocated to our stockholders. Accordingly, we expect that a portion of our dividends will constitute excess inclusion income, which will likely increase the tax liability of tax-exempt stockholders, foreign stockholders, stockholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations, and brokers/dealers and other nominees who hold stock on behalf of disqualified organizations.

The prohibited transactions tax may limit our ability to engage in transactions, including certain methods of securitizing loans, that would be treated as sales for federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held primarily for sale to customers in the ordinary course of business. If we securitize loans in a manner that was for federal income tax purposes treated as a sale of the loans we may be subject to the prohibited transaction tax. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

Because of the inability to offset capital losses against ordinary income, we may have REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under GAAP principles or other economic measures.

        We may deduct our capital losses only to the extent of our capital gains, and not against our ordinary income, in computing our REIT taxable income for a given taxable year. Consequently, we could have REIT taxable income, and would be required to distribute such income to our stockholders, in a year in which we are not profitable under GAAP principles or other economic measures.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign taxable REIT subsidiaries.

        We have elected to treat several Cayman Islands companies, including issuers in term debt transactions, as taxable REIT subsidiaries. We intend to treat certain income inclusions received with respect to our equity investments in those foreign taxable REIT subsidiaries as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to qualify as a REIT.

If our foreign taxable REIT subsidiaries are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that they would have available to pay their creditors.

        There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign taxable REIT subsidiaries will rely on that exemption or otherwise operate in a manner so that they will not be subject to U.S. federal income tax on their net income at the entity level. If the IRS were to succeed in challenging that tax treatment, it would greatly reduce the amount that those foreign taxable REIT subsidiaries would have available to pay to their creditors and to distribute to us.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our investments in net lease properties, which comprise our net lease business segment, are described under "Net Lease Properties." The following table sets forth certain information with respect to each of our net lease properties as of December 31, 2007:

Net Lease Portfolio: Property Information
Location City, State	Square Feet	Number of Buildings	Ownership Interest	Property Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Mortgage Debt (In Thousands)
Bloomingdale, IL	50,000	1	Leasehold	Retail	January 2027	January 2022	$5,822
Concord Holdings, NH	50,000 20,087	1 1	Fee Fee	Retail Retail	N/A N/A	January 2016 May 2016	8,505 —
Fort Wayne, IN	50,000	1	Leasehold	Retail	January 2040	August 2024	3,555
Keene, NH	45,471	1	Fee	Retail	N/A	October 2020	6,882
Melville, NY	46,533	1	Leasehold	Retail	January 2022	January 2022	4,516
Millbury, MA	54,175	1	Leasehold	Retail	January 2024	January 2024	4,800
New York, NY	17,665 7,500 10,800	1 1 1	Leasehold Leasehold Leasehold	Retail Retail Retail	July 2015 December 2012 April 2029	July 2016 December 2012 June 2017	— — —
North Attleboro, MA	50,025	1	Leasehold	Retail	January 2024	January 2024	4,782
Portland, ME	52,900	1	Leasehold	Retail	November 2025	August 2023	4,984
Wichita, KS	48,780	1	Fee	Retail	N/A	March 2023	6,223
Auburn Hills, MI	105,692	2	Fee	Office	N/A	September 2015	11,609
Aurora, CO	183,529	1	Fee	Office	N/A	June 2015	33,500
Camp Hill, PA	214,150	1	Fee	Office	N/A	September 2015	25,638
Columbus, OH	199,112	1	Fee	Office	N/A	November 2017	24,033
Fort Mill, SC	165,000	1	Fee	Office	N/A	October 2020	30,909
Indianapolis, IN	333,600	1	Fee	Office	N/A	December 2025	28,600
Los Angeles, CA	97,336 160,000	1 2	Leasehold Fee	Office Office	May 2039 N/A	June 2015 June 2015	20,378 33,532
Milpitas, CA	178,213	2	Fee	Office	N/A	February 2017	22,959
Rancho Cordova, CA	68,000	1	Fee	Office	N/A	September 2015	11,125
Rockaway, NJ	15,038 106,000	1	Fee Fee	Office Office	N/A N/A	May 2015 July 2017	17,480
Salt Lake City, UT	117,553	1	Fee	Office	N/A	April 2012	16,231
Springdale, OH	173,145 174,554 139,264	1 1 1	Fee Fee Fee	Office Office Office	N/A N/A N/A	December 2009 December 2011 March 2010	19,208 16,586 15,686
Reading, PA	609,000	1	Fee	Distribution Center	N/A	November 2017	19,386
Albemarle, NC	19,649	1	Fee	Healthcare	N/A	October 2021	2,275
Black Mountain, NC	36,235	1	Fee	Healthcare	N/A	July 2021	4,896
Blountstown, FL	33,722	1	Fee	Healthcare	N/A	July 2021	3,719
Bremerton, WA	68,601	1	Fee	Healthcare	N/A	October 2021	6,750

Brevard, NC	19,778 18,174	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	October 2021 August 2020	1,725 2,097
Burnsville, NC	22,383	1	Fee	Healthcare	N/A	October 2022	2,625
Caroltton, GA	49,000	1	Fee	Healthcare	N/A	January 2017	2,988
Castletown, IN	46,026	1	Fee	Healthcare	N/A	June 2016	6,813
Charleston, IL	39,393	1	Fee	Healthcare	N/A	January 2017	5,862
Charlotte, NC	26,000	1	Fee	Healthcare	N/A	October 2021	2,500
Cherry Springs, NC	20,000	1	Fee	Healthcare	N/A	March 2016	2,786
Chesterfield, IN	19,062	1	Fee	Healthcare	N/A	June 2017	4,075
Cincinnati, OH	69,806	1	Fee	Healthcare	N/A	January 2017	11,468
Clemmons, NC	30,929	1	Fee	Healthcare	N/A	April 2022	3,250
Clinton, NC	25,688	1	Fee	Healthcare	N/A	May 2020	2,336
Clinton, OK	31,377	1	Fee	Healthcare	N/A	January 2017	1,355
Columbia City, IN	22,395	1	Fee	Healthcare	N/A	June 2017	8,079
Daly City, CA	26,262 78,482	1 1	Fee Leasehold	Healthcare Healthcare	N/A August 2021	August 2021 August 2021	3,463 7,937
Denmark, WI	8,320	1	Fee	Healthcare	N/A	January 2017	1,219
Dunkirk, IN	19,140	1	Fee	Healthcare	N/A	June 2017	2,132
East Arlington, TX	26,552	1	Fee	Healthcare	N/A	December 2013	3,413
Edenton, NC	24,228	1	Fee	Healthcare	N/A	October 2022	2,625
Effingham, IL	39,393 7,808	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	January 2017 January 2017	4,617 553
Elk City, OK	51,989	1	Fee	Healthcare	N/A	January 2017	4,384
Elk Park, NC	22,383	1	Fee	Healthcare	N/A	October 2022	2,625
Fairfield, IL	39,393	1	Fee	Healthcare	N/A	January 2017	6,418
Fort Wayne, IN	31,500	1	Leasehold	Healthcare	N/A	June 2017	4,895
Franklin, WI	27,556	1	Fee	Healthcare	N/A	January 2017	6,366
Fullerton, CA	26,200 5,500	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	January 2017 January 2017	7,631 797
Garden Grove, CA	26,500	1	Fee	Healthcare	N/A	January 2017	11,228
Gastonia, NC	12,215	1	Fee	Healthcare	N/A	August 2020	1,847
Green Bay, WI	23,768	1	Fee	Healthcare	N/A	January 2017	3,173
Grove City	20,672	1	Fee	Healthcare	N/A	January 2017	1,887
Harrisburg, IL	36,393	1	Fee	Healthcare	N/A	January 2017	3,690
Hartford City, IN	22,400	1	Fee	Healthcare	N/A	June 2009	2,096
Haysville, NC	22,383	1	Fee	Healthcare	N/A	October 2022	2,625
Hillsboro, OR	286,652	1	Fee	Healthcare	N/A	December 2013	33,300
Hobart, IN	43,854	1	Fee	Healthcare	N/A	June 2017	5,958
Huntington, IN	31,169	2	Fee	Healthcare	N/A	June 2017	4,548
Indianapolis, IN	36,416	1	Fee	Healthcare	N/A	June 2017	2,251

Kenosha, WI	22,958	1	Fee	Healthcare	N/A	January 2017	4,130
Kingfisher, OK	26,698	1	Fee	Healthcare	N/A	January 2017	3,994
La Vista, NE	26,683	1	Fee	Healthcare	N/A	January 2017	4,296
LaGrange, IN	9,872 46,539	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	June 2017 June 2017	519 5,115
Lancaster, OH	21,666	1	Fee	Healthcare	N/A	January 2017	2,636
Madison, WI	25,411	1	Fee	Healthcare	N/A	January 2017	4,275
Manitowoc, WI	30,679	1	Fee	Healthcare	N/A	January 2017	5,017
Marysville, OH	16,992	1	Fee	Healthcare	N/A	January 2017	1,693
Mattoon, IL	39,393 39,393	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	January 2017 January 2017	6,954 5,677
McFarland, WI	25,700	1	Fee	Healthcare	N/A	January 2017	3,833
Memphis, TN	73,381	1	Fee	Healthcare	N/A	January 2017	14,681
Menomonee, WI	30,176	1	Fee	Healthcare	N/A	January 2017	6,075
Middletown, IN	18,500	1	Fee	Healthcare	N/A	June 2017	3,424
Mooresville, IN	24,945	1	Fee	Healthcare	N/A	June 2017	1,530
Morris, IL	94,719	2	Fee	Healthcare	N/A	March 2016	6,982
Mt. Sterling, KY	67,706	1	Fee	Healthcare	N/A	January 2022	7,650
Oklahoma City, OK	45,187	1	Fee	Healthcare	N/A	January 2017	4,453
Olney, IL	39,393 25,185	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	January 2017 January 2017	4,243 2,463
Paris, IL	39,393	1	Fee	Healthcare	N/A	January 2017	6,836
Peru, IN	36,861	1	Fee	Healthcare	N/A	June 2017	6,457
Plymouth, IN	39,092	1	Fee	Healthcare	N/A	June 2017	5,278
Portage, IN	38,205	1	Fee	Healthcare	N/A	June 2017	7,071
Racine, WI	26,583	2	Fee	Healthcare	N/A	January 2017	10,050
Raleigh, NC	52,697	1	Fee	Healthcare	N/A	April 2022	3,250
Rantoul, IL	39,393	1	Fee	Healthcare	N/A	January 2017	5,639
Robinson, IL	29,161	1	Fee	Healthcare	N/A	January 2017	4,006
Rockford, IL	54,000	1	Fee	Healthcare	N/A	January 2017	4,961
Rockport, IN	26,000	1	Fee	Healthcare	N/A	June 2017	1,723
Roxboro, NC	18,174	1	Fee	Healthcare	N/A	August 2020	3,301
Rushville, IN	13,118 35,304	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	June 2017 June 2017	554 4,108
Santa Ana, CA	24,500	1	Fee	Healthcare	N/A	January 2017	7,934
Sheboygan, WI	39,784	2	Fee	Healthcare	N/A	January 2017	9,300
Stephenville, TX	28,875	1	Fee	Healthcare	N/A	January 2017	6,187
Sterling, IL	149,008	2	Fee	Healthcare	N/A	March 2016	2,018
Stevens Point, WI	26,443	2	Fee	Healthcare	N/A	January 2017	8,487
Stoughton, WI	24,686	1	Fee	Healthcare	N/A	January 2017	1,686

Sullivan, IN	18,415 44,077	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	January 2017 January 2017	891 4,930
Sycamore, IL	54,000	1	Fee	Healthcare	N/A	January 2017	8,509
Syracuse, IN	57,980	1	Fee	Healthcare	N/A	January 2017	3,514
Tipton, IN	50,000	1	Fee	Healthcare	N/A	June 2017	6,937
Tuscola, IL	36,393	1	Fee	Healthcare	N/A	January 2017	4,185
Two Rivers, WI	14,369	1	Fee	Healthcare	N/A	January 2017	2,708
Vandalia, IL	39,393	1	Fee	Healthcare	N/A	January 2017	7,345
Wabash, IN	70,746 35,374	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	June 2017 June 2017	3,711 1,308
Wakarusa, IN	89,828 48,000	1 1	Fee Fee	Healthcare Healthcare	N/A N/A	June 2017 June 2017	6,492 10,084
Warsaw, IN	25,514	1	Fee	Healthcare	N/A	June 2017	3,658
Washington Crt Hse, OH	19,660	1	Fee	Healthcare	N/A	January 2017	1,995
Wausau, WI	24,047	1	Fee	Healthcare	N/A	January 2017	7,553
Weatherford, OK	53,000	1	Fee	Healthcare	N/A	January 2017	4,519
Wendell, NC	26,926	1	Fee	Healthcare	N/A	August 2020	2,344
Wichita, KS	81,810	1	Fee	Healthcare	N/A	December 2019	9,188
Williamston, NC	18,174	1	Fee	Healthcare	N/A	August 2020	3,195
Windsor, NC	24,228	2	Fee	Healthcare	N/A	October 2022	2,625
Winston Salem, NC	33,592	1	Fee	Healthcare	N/A	March 2020	3,524
Winter Garden, FL	37,322	1	Fee	Healthcare	N/A	February 2016	4,954
Wisconsin Rapids, WI	20,869	1	Fee	Healthcare	N/A	January 2017	1,129
Yanceyville, NC	38,283	1	Fee	Healthcare	N/A	August 2020	4,375

Total	7,592,921	147					$912,365

Item 3.   Legal Proceedings

        We are not subject to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the New York Stock Exchange under the symbol "NRF".

        The following table sets forth the high, low and last sales prices for our common stock, as reported on the New York Stock Exchange, and dividends per share for the periods indicated.

Period	High	Low	Close	Dividends
2006
First Quarter	$11.07	$9.99	$10.95	$0.30
Second Quarter	$12.10	$10.50	$12.01	$0.30
Third Quarter	$13.15	$11.32	$12.70	$0.34
Fourth Quarter	$16.71	$12.64	$16.57	$0.35
2007
First Quarter	$18.15	$13.50	$15.21	$0.36
Second Quarter	$15.65	$11.88	$12.51	$0.36
Third Quarter	$13.25	$7.61	$9.93	$0.36
Fourth Quarter	$11.02	$7.85	$8.92	$0.36

        On April 25, 2007, we declared a cash dividend of $0.36 per share of common stock. The dividend was paid on May 15, 2007 to the stockholders of record as of the close of business on May 7, 2007.

        On July 24, 2007, we declared a cash dividend of $0.36 per share of common stock. The dividend was paid on August 15, 2007 to the stockholders of record as of the close of business on August 7, 2007.

        On October 23, 2007, we declared a cash dividend of $0.36 per share of common stock. The dividend was paid on November 15, 2007 to the stockholders of record as of the close of business on November 7, 2007.

        On January 22, 2008, we declared a dividend of $0.36 per share of common stock, payable with respect to the quarter ended December 31, 2007, to stockholders of record as of February 5, 2008. We made this payment on February 15, 2008.

        On February 27, 2008, the closing sales price for our common stock, as reported on the NYSE, was $8.12. As of February 27, 2008, there were 63 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Performance Graph

        Set forth below is a graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The period shown commences on October 26, 2004, the date that our common stock began trading on the NYSE after it was first registered under Section 12 of the Exchange Act, and ends on December 31, 2007, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on October 26, 2004 and the reinvestment of any dividends. The stock price performance shown on this graph is not necessarily indicative of future price performance. The information in the graph and the table below was obtained from SNL Financial.

	Period Ending
Index
	10/26/04	12/31/04	12/31/05	12/31/06	12/31/07
NorthStar Realty Finance Corp.	100.00	130.86	122.93	220.64	135.08
Russell 2000	100.00	113.11	118.27	139.99	137.80
NAREIT All REIT Index	100.00	109.69	118.78	159.58	131.12

Equity Compensation Plan Information

        The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which grants of securities may be made from time to time.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	4,786,236	(1)	n/a	4,026,183	(1)
2004 Long-Term Incentive Bonus Plan	698,142		n/a	—	(2)

Total	5,484,378		n/a	4,026,183

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

(2)
As of December 31, 2007, the return hurdles established by the compensation committee of our Board of Directors for the two performance periods were achieved.

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the combined financial statements of our predecessor and the respective related notes, each included elsewhere in this Form 10-K.

        Our predecessor is an aggregation, on a combined and uncombined basis, of the entities through which NCIC owned and operated its subordinate real estate debt, real estate securities and net lease properties businesses and was not a separate legal operating entity. The entities controlled by NCIC are combined in our predecessor's historical financial statements. Where our predecessor had a non-controlling interest in any of the entities that comprised our predecessor, such entities are presented as part of our predecessor on an uncombined basis. The selected combined historical financial information presented for the period January 1, 2004 to October 28, 2004 and for the year ended December 31, 2003 relates to the operations of our predecessor. The selected combined historical financial information presented for the year ended December 31, 2003 has been derived from the audited combined statements of operations of our predecessor. The selected historical consolidated information presented for the years ended December 31, 2007, 2006, 2005 and the period October 29, 2004 to December 31, 2004 relates to our operations and has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K or our prior Annual Reports on Form 10-K.

        Our consolidated financial statements include our majority-owned subsidiaries which we control. Where we have a non-controlling interest, such entity is reflected on an unconsolidated basis.

	The Company				The Predecessor (Combined)
					Period January 1, 2004 to October 28, 2004
				Period October 29, 2004 to December 31, 2004
	Year Ended December 31,
						Year Ended December 31, 2003
	2007	2006	2005
	(In Thousands, Except per Share Amounts)
Statements of Operations Data:
Revenues:
Interest income	$292,135	$134,847	$40,043	$3,990	$31	$502
Interest income—related parties	13,516	11,671	8,374	727	1,828	—
Rental and escalation income	95,755	37,546	11,403	510	—	—
Advisory and management fee income—related parties	7,658	5,906	4,813	665	2,437	1,026
Other revenue	6,249	5,874	464	38	185	64

Total revenues	415,313	195,844	65,097	5,930	4,481	1,592
Expenses:
Interest expense	242,560	104,239	32,568	3,352	285	—
Real estate properties—operating expenses	8,709	8,552	2,044	185	—	—
Asset management fees—related party	4,368	594	—	—	—	—
Fund raising fees and other joint venture costs	6,295	—	—	—	—	—
General and administrative
Direct:
Salaries and equity based compensation(1)	36,148	22,547	11,337	3,788	953	1,289
Shared services—related party	—	—	1,145	231	—	—
Auditing and professional fees	6,787	4,765	3,634	790	—	—
Other general and administrative	13,626	7,739	2,881	1,043	181	203
Allocated:
Salaries and other compensation	—	—	—	—	3,060	2,146
Insurance	—	—	—	—	318	252
Other general and administrative	—	—	—	—	925	1,098

Total general and administrative	56,561	35,051	18,997	5,852	5,437	4,988
Depreciation and amortization	33,191	13,578	4,352	190	—	—

Total expenses	351,684	162,014	57,961	9,579	5,722	4,988
Income (loss) from operations	63,629	33,830	7,136	(3,649)	(1,241)	(3,396)
Equity in (loss) earnings of unconsolidated ventures	(11,684)	432	226	83	1,520	2,048
Unrealized gain (loss) on investments and other	(4,330)	4,934	867	200	279	1,219
Realized gain on investments and other	3,559	1,845	2,160	293	636	1,866

Income (loss) from continuing operations before minority interest	51,174	41,041	10,389	(3,073)	1,194	1,737
Minority interest in operating partnerships	(2,702)	(3,938)	(2,116)	632	—	—
Minority interest in joint ventures	(580)	(68)	—	—	—	—

Net income (loss) from continuing operations	47,892	37,035	8,273	(2,441)	1,194	1,737
Income (loss) from discontinued operations, net of minority interest	(56)	306	547	2	—	—
Gain (loss) on sale of discontinued operations, net of minority interest	—	445	28,852	—	—	—
Gain on sale of joint venture interest, net of minority interest	—	279	—	—	—	—

Net income (loss)	47,836	38,065	37,672	(2,439)	1,194	1,737
Preferred stock dividends	(16,533)	(860)	—	—	—	—

Net income available to common stockholders	$31,303	$37,205	$37,672	$(2,439)	$1,194	$1,737

Net income (loss) per share from continuing operations	$0.51	$0.91	$0.38	$(0.12)	—	—
Income per share from discontinued operations (basic/diluted)	—	0.01	0.03	—	—	—
Gain per share on sale of discontinued operations and joint venture interest (basic/diluted)	—	0.02	1.33	—	—	—

Net income (loss) per share available to common stockholders	$0.51	$0.94	$1.74	$(0.12)	—	—

Common stock dividends declared	$87,948	$44,600	$11,268	$—	—	—
Preferred stock dividends declared	$16,533	$860	$—	$—	—	—
Weighted average number of shares of common stock outstanding:
Basic	61,510,951	39,635,919	21,660,993	20,868,865	—	—
Diluted	65,086,953	44,964,455	27,185,013	25,651,027	—	—

(1)
For the year ended December 31, 2007, 2006, 2005 and the period from October 29, 2004 to December 31, 2004, includes $16,007, $9,080, $5,847 and $2,991 equity based compensation, respectively.

	December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except per Share Amounts)
Balance Sheet Data
Operating real estate—net	$1,134,136	$468,608	$198,708	$43,544	$—
Trading securities	—	—	—	826,611	—
Available for sale securities, at fair value	549,522	788,467	149,872	37,692	9,187
Real estate debt investments	2,007,022	1,571,510	681,106	70,569	—
Corporate loan investments	457,139	—	—	—	—
Investments in and advances to unconsolidated/uncombined ventures	33,143	11,845	5,458	5,363	15,537
Total assets	4,792,782	3,185,620	1,156,565	1,078,078	32,815
Mortgage notes and loans payable	912,365	390,665	174,296	40,557	—
Exchangeable senior notes	172,500	—	—	—	—
Bonds payable	1,654,185	1,682,229	300,000	—	—
Credit facilities	501,432	16,000	243,002	27,821	—
Secured term loan	416,934	—	—	—	—
Liability to subsidiary trusts issuing preferred securities	286,258	213,558	108,258	—	—
Repurchase obligations	1,864	80,261	7,054	800,418	—
Total liabilities	4,152,248	2,502,990	863,862	902,322	322
Minority interest in operating partnership	7,534	7,655	44,278	32,447	—
Stockholders' equity	618,039	659,771	248,425	143,309	32,493
Total liabilities and stockholders' equity	$4,792,782	$3,185,620	$1,156,565	$1,078,078	$32,815

	The Company (Consolidated)				The Predecessor (Combined)
					Period January 1, 2004 to October 28, 2004
	Year Ended December 31,			Period October 29, 2004 to December 31, 2004
						Year Ended December 31, 2003
	2007	2006	2005
	(In Thousands)
Other Data:
Cash Flow from:
Operating activities from continuing operations	$102,238	$53,998	$849,625	$(828,783)	$2,440	$1,289
Investing activities	(2,373,929)	(1,852,961)	(881,090)	(108,032)	(19,197)	(9,830)
Financing activities	2,380,767	1,815,828	11,630	981,923	18,369	9,554

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report.

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

        We commenced operations upon the consummation of our IPO. We conduct substantially all of our operations and make our investments through our operating partnership, of which we are the sole general partner. Through our operating partnership, NorthStar Realty Finance Limited Partnership, including its subsidiaries, we primarily:

  •
  originate, structure and acquire senior and subordinate debt investments secured primarily by commercial and multifamily properties;

  •
  invest in, create and manage portfolios of primarily investment grade commercial debt, including CMBS, REIT unsecured debt and credit-tenant loans; and

  •
  acquire office, industrial, retail and healthcare related properties that are primarily net leased to corporate tenants.

        We believe that these businesses are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize securitization to finance assets and enhance returns. We seek to match-fund our real estate securities and real estate debt investments primarily by issuing term debt, obtaining secured term financing and accessing private equity.

Sources of Operating Revenues

        We primarily derive revenues from interest income on the real estate debt investments that we originate with borrowers or acquire from third parties, our corporate loan investments and our real estate securities in which we invest. We generate rental income from our net lease investments. We also generate interest revenues from our ownership interest in non-consolidated securities term debt transaction issuances and advisory fee income, and income from our unconsolidated ventures. Other income comprises a much smaller and more variable source of revenues and is generated principally from fees associated with early loan repayments and gains/losses from sales of securities.

        We primarily derive income through the difference between the interest and rental income we are able to generate from our investments, and the cost at which we are able to obtain financing for our investments. In order to protect this difference, or "spread", we seek to match-fund our investments using secured sources of long term financing such as term debt transaction financings, mortgage financings and long-term unsecured subordinate debt. Match-funding means that we try to obtain debt with maturities equal to our asset maturities, and borrow funds at interest rate benchmarks similar to our assets. Match-funding results in minimal impact to spread when interest rates are rising and falling and minimizes refinancing risk since our asset maturities match those of our debt.

Real Estate Debt

        We primarily earn interest income from real estate debt investments. At December 31, 2007, our real estate debt portfolio consisted of approximately $2.0 billion of funded structured senior and subordinate debt investments. We completed 41 financings in 2007, 74 in 2006, 44 in 2005 and three for the period of October 29, 2004 to December 31, 2004. Whole loan first mortgages comprised 57.9% of our funded investment volume in 2007, and 68.9% in 2006.

        Approximately 87.9% of our loan assets generate interest income based upon a floating index, primarily one-month LIBOR, plus a credit spread. Our revenues will be impacted by changes in LIBOR. However, we seek to minimize the impact of changes in floating interest rates by financing floating rate assets with floating rate debt having interest rates benchmarked to the same index as our assets. Decreases in floating interest rates will result in lower income for our stockholders, notwithstanding the match-funding of floating rate assets with floating rate liabilities.

Real Estate Securities

        We earn interest income from real estate fixed income securities and management fees from our Securities Fund and off-balance sheet term debt transactions. During 2007, we raised $81 million of third-party capital to form the Securities Fund. At closing, we sold our equity interest in N-Star IX, our most recent term debt transaction completed in February 2007 and other securities interests to the Securities Fund. Similar to our real estate debt business, we seek to minimize the impact of floating interest rates by funding floating rate assets with floating rate debt and by hedging fixed rate assets funded with floating rate debt.

Net Lease Properties

        We earn rental and escalation income from our net leased properties. During 2007, we acquired $125.9 million of core net lease properties. Despite the competitive environment for the first half of 2007, we were able to utilize our relationships and expertise in working through complicated structuring issues to find investments in primary and secondary markets that we believe will generate attractive risk adjusted returns and produce a stable income stream. As part of our business strategy to expand our net lease business into underserved real estate sectors, we partnered with experts in the healthcare- related net lease business in 2006 and formed the Wakefield joint venture. The joint venture acquired approximately $591.0 million of healthcare facilities in 2007. We believe there will be increasing demand for healthcare-related facilities with the anticipated growth in the aging U.S. population.

Corporate Loan Investments

        Through our Monroe Capital joint venture we make senior and subordinate secured loans to middle-market corporations. These loans are typically widely syndicated to participants in the middle-market lending industry, carry floating rates of interest and generate interest income and origination fees. We have originated or acquired 108 corporate loan investments with a carrying value of approximately $457.1 million as of December 31, 2007.

Profitability and Performance Metrics

        We calculate several metrics to evaluate the profitability and performance of our business.

        Adjusted funds from operations: ("AFFO") (see "Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations for a description of this metric).

        Return on Equity ("ROE"), before and after general and administrative expenses. We calculate return on equity using AFFO, inclusive and exclusive of general and administrative expenses, divided by average common book equity during the period as a measure of the profitability generated by our assets and company on common stockholders' equity invested.

        Assets Under Management ("AUM") growth is a key driver of our ability to grow our earnings.

        Credit Risk Management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income.

        Corporate Expense Management influences the profitability of our business, and we must balance making appropriate investments in our infrastructure and employees with a recognition that our accounting, finance, legal and risk management infrastructure does not directly generate quantifiable revenues for the Company. We frequently refer to general and administrative expenses, excluding stock- based compensation expense, divided by total revenues as a measure of our efficiency in managing expenses.

        Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of our AUM growth.

Book Value

        Under generally accepted accounting principles, assets in our on balance sheet term debt vehicles are marked-to-market through other comprehensive income, while our related match-funded liabilities are carried at historical cost. Since the second quarter of 2007, this accounting mismatch has negatively impacted our book value. For example, as of December 31, 2007, our only on-balance sheet securities term debt vehicle, N-Star VII, had a cumulative negative mark-to-mark adjustment of $102.3 million, resulting in a net negative $74.6 million carrying value for our retained interest in the financing, even though N-Star VII is 100% non-recourse to us and there were no delinquent or non-performing assets in this vehicle. We believe we could recoup a portion of the lost book value resulting from the accounting mismatch between our mark-to-market assets and liabilities by electing the one-time irrevocable option to fair value the liabilities in our term debt vehicles, as well as fair valuing our unsecured convertible notes and trust preferred securities, under FASB 159—"Fair Value Option", which became effective on January 1, 2008. The adoption of FASB 159 will be reflected in our financial statements for the quarter ending March 31, 2008.

Outlook and Recent Trends

        In early 2007, the subprime residential lending and single family housing markets began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets even though underlying fundamentals outside of the residential real estate sector continued to show strong performance and credit metrics. Although we do not have any direct subprime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and are precipitating more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, are finding it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. The U.S. Federal Reserve, or the "Federal Reserve," has responded to these conditions by lowering the federal funds rate from a high of 5.25% in September 2007 to 3.00% currently; however, many economists believe that the U.S. economy is either near or in a recession.

        Low interest rates are generally good for commercial real estate values because the discount rate applied to underlying cash flows should be lower, and low rates are also good for loan credit because debt service costs are lower while underlying values are supported. Notwithstanding liquidity infusion by the Federal Reserve, capital markets conditions remain challenging and we believe commercial real estate valuations will be stressed in 2008 from weaker economic conditions and a scarcity of capital.

        Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of (a), the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, the number of lenders participating in the market may change at an accelerated pace. Further, many lenders depend on the capital markets in order to finance their portfolio of commercial loans. Lenders are forced to increase the credit spread at which they are willing to lend as liquidity in the capital market decreases. As the market tightens, many warehouse lenders have requested additional collateral or repayments with respect to their loans in order to maintain margins that are acceptable to them.

        For existing loans, when credit spreads widen, the fair value of these existing loans decreases. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan will impact the total proceeds that the lender will receive.

        We responded to these difficult conditions by decreasing investment activity when we observed deteriorating residential market conditions, raised $172.5 million of unsecured corporate capital in late June 2007 as a defensive measure and diverted resources to our portfolio management group and to syndicating loans to generate liquidity. We expect credit to be more challenged in 2008 and believe we have the resources to quickly identify potential issues and to act aggressively to protect our invested capital.

        Approximately $4 billion of our term debt transaction liabilities (including the off-balance sheet and on-balance sheet financings) are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital which is repaid and reinvested in this market. Approximately $427.0 million of our funded loan commitments have their initial maturity date in 2008. However, all of the loans contain extension options of at least six months (many subject to performance criteria) so it is difficult to estimate how much capital from initial maturities or early pre-payments may be recycled into higher earning investments in 2008.

        We believe that in the longer term, liquidity and attractive pricing could return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively finance new investment activity. We believe these sources will include term loans from financial institutions and life companies, more restrictive commercial real estate finance structures which may not permit reinvestment from asset repayments and financing provided by motivated sellers of assets.

Critical Accounting Policies

        Our accounting policies are more fully described in Note 1 of the consolidated financial statements included in Item 8 of this report. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles, or U.S. GAAP, requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ significantly from those estimates. Management has identified certain critical accounting policies that affect the more significant judgments and estimates used by management in the preparation of our consolidated financial statements. Management evaluates on an ongoing basis estimates related to critical accounting policies, including those related to revenue recognition, allowances for doubtful accounts receivable and impairment of investments in uncombined ventures and debt securities available for sale. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances.

Principles of Consolidation

        The consolidated financial statements include our accounts and our majority-owned subsidiaries and variable interest entities ("VIE") where we are deemed the primary beneficiary in accordance with the provisions and guidance of Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("Fin 46(R)"). All significant intercompany balances have been eliminated in consolidation.

Operating Real Estate

        In accordance with Statement of Financial Standards ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," a property to be disposed of is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once an asset is determined to be held for sale, depreciation and straight-line rental income are no longer recorded. In addition, the asset is reclassified to assets held for sale on the consolidated balance sheet and the results of operations are reclassified to income (loss) from discontinued operations in our consolidated statements of operations.

        In accordance with SFAS No. 141 "Business Combinations" ("SFAS 141"), we allocate the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases. We amortize the value allocated to the in-place leases over the remaining lease term.

The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

Available for Sale Securities

        We determine the appropriate classification of our investments in securities at the time of purchase and reevaluate such determination at each balance sheet date. Securities for which we do not have the intent or the ability to hold to maturity are classified as available for sale securities. We have designated our investments in the equity notes of unconsolidated term debt transactions and CLOs as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. Available for sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Our investments in these equity notes are relatively illiquid, and their value must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and current spreads. Changes in the valuations do not affect either our reported income or cash flows, but impact stockholders' equity. For additional information regarding unrealized gains and losses recorded in other comprehensive income due to changes in the fair value of our available for sale securities at December 31, 2007 and 2006, see Note 4 of the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

        In connection with our investments in the equity notes of our unconsolidated term debt transactions and CLOs, we recognize interest income on these investments pursuant to Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Interest income is recognized on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, we calculate a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

Credit Losses, Impairment and Allowance for Doubtful Accounts

        We assess whether unrealized losses on the change in fair value on our available for sale securities reflect a decline in value which is other than temporary in accordance with EITF 03-1 "The Meaning of Other than Temporary Impairment and its Application to Certain Investments." If it is determined the decline in value is other than temporary, the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

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

        Allowances for doubtful accounts for tenant receivables are established based on periodic review of aged receivables resulting from estimated losses due to the inability of tenants to make required rent and other payments contractually due. Additionally, we established, on a current basis, an allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

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

Risks and Uncertainties

        In the normal course of business, we encounter primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on securities, loans, leases, and derivatives that result from a borrower's, lessee's or derivative counterparty's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans, real estate, derivatives, and our investment in term debt transaction issuers due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held us. Management believes that the carrying values of its investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

Stock Based Compensation

        We have adopted the fair value method of accounting prescribed in SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") (as amended by SFAS No. 148 and SFAS 123(R)) for equity based compensation awards. SFAS 123 requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. For all fixed equity based awards to employees and directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award's vesting period. For performance based compensation plans we recognize compensation expense at such time as the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. For target-based compensation plans we recognize compensation expense over the vesting period based upon the fair value of the plan.

Derivatives and Hedging Activities

        We account for our derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires us to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments of each period will affect our consolidated financial statements differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

        With respect to derivative instruments that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such derivatives are recognized currently in income. Our basis swaps have been designated as non-hedge derivatives.

        Our derivative financial instruments contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions with single A or better credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157 "Fair Value Measurement" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed, provided that the reporting entity has not yet issued financial statements, including interim financial statements for the fiscal year in which the statement is adopted. The provision of this statement is to be applied prospectively as of the fiscal year of adoption. We will adopt the provisions of SFAS 157 for our fiscal year commencing January 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows for the measurement of certain financial assets and financial liabilities at fair value. Under this statement, an entity may elect the fair value option on an instrument-by-instrument basis and measure the changes in the fair value as unrealized gains and losses in earnings. This statement is effective for the first fiscal year beginning after November 15, 2007. We will adopt the provisions of SFAS 159 for our fiscal year commencing January 1, 2008. We are currently evaluating our options under this statement and management believes the fair value measurement of certain financial liabilities will result in a positive impact on our book value.

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations" ("SFAS 141(R)"). This Statement replaces SFAS 141, "Business Combinations", and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenues

  Interest Income

        Interest income for the year ended December 31, 2007 totaled $292.1 million, representing an increase of $157.3 million or 117%, compared to $134.8 million for the year ended December 31, 2006. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired commercial real estate debt, commercial real estate securities and corporate debt with a net book value of $2.4 billion during 2007. Interest income from new investment activities was partially offset by approximately $636.6 million of real estate securities, corporate debt and real estate debt investment repayments and approximately $209.7 million of real estate securities, real estate debt and corporate debt investment sales during 2007.

  Interest Income—Related Parties

        Interest income from related parties for the year ended December 31, 2007 totaled $13.5 million, representing an increase of $1.8 million, or 15%, compared to $11.7 million for the year ended December 31, 2006. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated term debt transactions. All of our real estate securities term debt transactions completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the year ended December 31, 2007 totaled $95.8 million, representing an increase of $58.3 million, or 155%, compared to $37.5 million for the year ended December 31, 2006. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture, which was formed in May 2006. These acquisitions collectively contributed $43.7 million of additional rental income. Other net lease properties acquired during the year ended, or subsequent to, December 31, 2006, contributed additional rental and escalation income of $14.2 million and rent increases at various properties, which are based on CPI indices, resulted in additional rental income of $0.4 million for the year ended December 31, 2007.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the year ended December 31, 2007 totaled $7.7 million, representing an increase of approximately $1.8 million, or 31%, compared to $5.9 million for the year ended December 31, 2006. The majority of the increase was attributable to the advisory fees earned on N-Star IX, which were formerly eliminated in consolidation. In July 2007, we sold our equity interest in N-Star IX to the Securities Fund. As a result of the sale, N-Star IX is no longer consolidated into our financial statements, but we continue to earn management fees from the term debt issuances. The increase was partially offset by lower fees from N-Star I, II, III and V as a result of lower collateral balances due to asset paydowns.

  Other Revenue

        Other revenue for the year ended December 31, 2007 totaled $6.2 million, representing an increase of $0.3 million, or 5%, compared to $5.9 million the year ended December 31, 2006. Other revenue for year ended December 31, 2007 consisted primarily of $2.6 million in early prepayment fees, $0.8 million of exit fees and loan draw fees, $0.2 million in assumption fees, $0.2 million in unused credit line fees and $0.2 million in other fees on loans in our real estate debt portfolio, $1.9 million of income earned from premiums received on credit default swaps, prior to the sale to the Securities Fund in July 2007, related to Abacus NS2, and $0.3 million related to a one-time consent fee on the early repayment of one of our real estate securities investment. Other revenue for the year ended December 31, 2006 included $1.5 million on the early repayment of our real estate debt investments, $1.4 million of premiums received on credit default swaps related to a synthetic term debt transaction we acquired in August 2006, $1.2 million of incentive fee income related to the sale of our interest in the NSF Venture, $1.0 million of net expense reimbursements at two properties in our net lease portfolio and $0.8 million of miscellaneous income related to investments.

Expenses

  Interest Expense

        Interest expense for the year ended December 31, 2007 totaled $242.6 million, representing an increase of $138.4 million, or 133%, compared to $104.2 million for the year ended December 31, 2006. This increase was primarily attributable to an increase in debt outstanding from the financing of our new investments. Our on-balance sheet financings of our real estate debt, securities, corporate loans and net lease investments increased from $2.4 billion as of December 31, 2006 to $3.9 billion as of December 31, 2007 and included the partial period impact of the June closing of our $172.5 million exchangeable senior notes offering and the $445.5 million in financing from our MC Facility. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased average LIBOR rates during 2007 as compared to 2006.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for year ended December 31, 2007 totaled $8.7 million, representing an increase of $0.1 million, or 1%, compared to $8.6 million for year ended December, 2006. The increase was attributable to net lease property acquisitions. These acquisitions collectively contributed $0.1 million of additional operating expenses.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the year ended December 31, 2007 totaled $4.4 million, representing an increase of $3.8 million, or 633%, compared to $0.6 million for the year ended December 31, 2006. The increase was primarily attributable to the full period impact of our Wakefield joint venture, which was formed in May 2006, and our Monroe Management joint venture, which was formed in March 2007. We incurred $3.1 million of advisory fees to Wakefield Capital Management and $1.3 million of advisory fees to Monroe Management for the year ended December 31, 2007.

  Fund Raising Fees and Other Joint Venture Costs

        Fundraising fees and other joint venture costs for the year ended December 31, 2007 totaled $6.3 million. These fees were comprised of $3.2 million of placement fee expenses for raising private capital for our Securities Fund and a $3.1 million write-off of due diligence costs relating to the termination of a purchase agreement to acquire a portfolio of tax credit multi-family properties by one of our joint ventures. We had no such fees for the year ended December 31, 2006.

  General and Administrative

        General and administrative expenses for the year ended December 31, 2007 totaled $56.6 million, representing an increase of $21.5 million, or 61%, compared to $35.1 million for the year ended December 31, 2006. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the year ended December 31, 2007 totaled $36.2 million, representing an increase of approximately $13.6 million, or 60%, compared to $22.6 million, for the year ended December 31, 2006. The $13.6 million increase was comprised of $6.6 million related to salaries and $7.0 million related to equity-based compensation. The increase in salaries of $6.6 million was due to higher staffing levels to accommodate the expansion of our business throughout 2006 into 2007. The $7.0 million increase in equity-based compensation expense was attributable to approximately $6.2 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan, relating to 2007 grants, $0.2 million in additional compensation in connection with the Long Term Incentive Bonus Plan, relating to the grant of unallocated shares under the Plan, $0.6 million in additional compensation expense related to our Employee Outperformance Plan and to our board of directors annual grants.

        Auditing and professional fees for the year ended December 31, 2007 totaled $6.8 million, representing an increase of $2.0 million, or 42%, compared to $4.8 million for the year ended December 31, 2006. The increase was primarily attributable to professional fees relating to legal fees for general corporate work and investment activities, recruiting fees, and fees related to agreed upon procedures in connection with term debt transactions.

        Other general and administrative expenses for the year ended December 31, 2007 totaled $13.6 million, representing an increase of approximately $5.9 million, or 77%, compared to $7.7 million for the year ended December 31, 2006. The increase was primarily attributable to the lease for our new LA office, the new lease for the relocation of our corporate offices and minor increases in printing expenses, public relations expenses, cash management fees, software costs, and licensing fees.

  Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2007 totaled $33.2 million, representing an increase of $19.6 million, or 144%, compared to $13.6 million for the year ended December 31, 2006. This increase was primarily attributable to $716.9 million of net lease acquisitions made during 2007.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the year ended December 31, 2007 totaled a loss of $11.7 million, representing a decrease of $12.1 million, compared to earnings of $0.4 for the year ended December 31, 2006. In July 2007, we closed our Securities Fund, retaining a 25.7% interest that was accounted for under the equity method of accounting. We recognized equity in loss of $9.2 million from the Securities Fund, of which $11.2 million was the unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund. The decrease was also attributable to the operations of Monroe Management, which generated a loss of $2.3 million and the LandCap joint venture, which generated a loss of $0.7 million. The losses were partially offset by a net lease joint venture we entered into in February 2006, which generated equity in earnings of $0.5 million.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $9.2 million for the year ended December 31, 2007 to a loss of $4.3 million, compared to a gain of $4.9 million for the year ended December 31, 2006. The unrealized loss on investments for the year ended December 31, 2007 consisted primarily of a $3.5 million mark-to-market loss on the securities in N-Star IX warehouse prior to the closing of the term debt transaction in February 2007. The mark-to-market adjustments resulted from credit spread widening in the commercial real estate securities markets precipitated by credit issues in the residential sub-prime lending markets. We also had a $0.5 million unrealized loss related to the mark-to-market adjustments on a short sale and a $0.3 million unrealized loss related to the ineffective portion of our interest rate swaps. The unrealized gain on investment for the year ended December 31, 2006 consisted of a $3.2 million mark-to-market gain on the securities and $1.7 million gain that represents the net carry on the accumulated securities held under the warehouse agreement.

  Realized Gain on Investments and Other

        The realized gain of $3.6 million for the year ended December 31, 2007 is related to the increase in fair value related to the net carry of securities during the warehouse period of $1.3 million, which was realized at the close of N-Star IX, a gain of $1.4 million on the early redemption of REIT debt securities in N-Star VII, a foreign currency translation gain of $0.1 million related to our Euro-denominated investment and a net realized gain of $1.0 million on the sale of certain assets to the Securities Fund, partially offset by a realized loss of $0.3 million on the closing of a short securities position. The realized gain of $1.8 million for the year ended December 31, 2006 represented the net carry of securities during the warehouse period, which we recognized at the close of N-Star VII and the sale of certain securities in N-Star VII subsequent to closing.

  Income from Discontinued Operations, Net of Minority Interest

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In 2007, our Wakefield venture sold two assisted care living facilities, which closed April 2007. In the first quarter 2006, we sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006 and recognized income, net of minority interest of $0.3 million for the year ended December 31, 2006 as income from discontinued operations.

  Gain on Sale from Discontinued Operations, Net of Minority Interest

        We sold our leasehold interest in 27 West 34th Street and terminated the leasehold interest in 1372 Broadway in January 2006 and recognized a gain on sale, net of minority interest of $0.4 million for the year ended December 31, 2006. We had no such gain on sale for the year ended December 31, 2007.

  Gain on Sale of Joint Venture Interest, Net of Minority Interest

        On February 1, 2006, we sold our interests in the NSF venture to the NSF venture investor and terminated the associated advisory agreements for total consideration of $2.9 million. We recognized a gain on sale, net of minority interest of $0.3 million for the year ended December 31, 2006. We had no such gain on sale for the year ended December 31, 2007.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenues

  Interest Income

        Interest income for the year ended December 31, 2006 totaled $134.8 million, representing an increase of $94.8 million, or 237%, compared to $40.0 million for the year ended December 31, 2005. The increase was primarily attributable to increased investment activity and asset growth. We originated or acquired real estate securities and real estate debt investments with a net book value of $1.8 billion during 2006. This was partially offset by approximately $464 million of real estate debt repayments, the sale of certain real estate securities during 2006 and the liquidation our trading securities portfolio in the latter part of 2005.

  Interest Income—Related Parties

        Interest income from related parties for the year ended December 31, 2006 totaled $11.7 million, representing an increase of $3.3 million, or 39%, compared to $8.4 million for the year ended December 31, 2005. The increase was attributable to having a full year benefit in 2006 of non-consolidating securities term debt transactions, which closed in 2005. N-Star III closed in March 2005 and N-Star V closed in September 2005. We acquired all of the non-investment grade note classes of these off-balance sheet financings. These acquisitions contributed approximately $3.8 million of additional interest income for the year ended December 31, 2006.

  Rental and Escalation Income

        Rental and escalation income for the year ended December 31, 2006 totaled $37.5 million, representing an increase of $26.1 million, or 229%, compared to $11.4 million for the year ended December 31, 2005. The increase was partially attributable to net lease acquisitions totaling $289.4 million during 2006. These acquisitions collectively contributed additional rental income of $14.8 million. The balance of the increase was attributable to having the full year benefit in 2006 of net lease acquisitions which closed in 2005.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the year ended December 31, 2006 totaled $5.9 million, representing an increase of approximately $1.1 million, or 23%, compared to $4.8 million for the year ended December 31, 2005. The increase was primarily attributable to the full year benefit in 2006 of advisory fees from two of our off balance sheet term debt transactions which closed in March and September 2005. This increase was partially offset by a decrease in fees earned from the NSF Venture of approximately $0.5 million due to termination of our advisory fee agreement on February 1, 2006.

  Other Revenue

        Other revenue for the year ended December 31, 2006 totaled $5.9 million, representing an increase of $5.5 million compared to $0.4 million the year ended December 31, 2005. The increase is primarily attributable to prepayment fees of $1.2 million on the early repayment of our real estate debt investments, $1.4 million of premiums received on credit default swaps related to a synthetic term debt transaction, we acquired in August 2006, $1.2 million of incentive fee income related to the sale of our interest in the NSF Venture, $1.0 million of net expense reimbursements at two properties in our net lease portfolio and $0.7 million of miscellaneous income related to investments.

Expenses

  Interest Expense

        Interest expense for the year ended December 31, 2006 totaled $104.2 million, representing an increase of $71.6 million, or 220%, compared to $32.6 million for the year ended December 31, 2005. This increase was primarily attributable to an increase in debt outstanding from the financing of $1.8 billion of net new investments during 2006. Our on-balance sheet financing of our investments increased from $0.8 billion as of December 31, 2005 to $2.4 billion at December 31, 2006. In addition there was an increase in our average borrowing rate on our non-hedged variable rate debt due to increased LIBOR rates.

  Real Estate Properties—Operating Expenses

        Property operating expenses for the year ended December 31, 2006 totaled $8.6 million, representing an increase of $6.6 million, or 330%, compared to $2.0 million for the year ended December 31, 2005. The increase was attributable to the expenses relating to net lease properties which were acquired during 2006, including properties acquired in the Wakefield joint venture which closed in May 2006. These investments collectively contributed to $6.1 million of additional property operating expenses. In addition, we incurred $0.5 million in additional real estate taxes due to an easement and a ground rent increase based on the CPI index at one of our net lease properties.

  General and Administrative

        General and administrative expenses for the year ended December 31, 2006 totaling $36.1 million increased $17.0 million, or 89%, compared to $19.1 million for the year ended December 31, 2005. The primary components of our general and administrative expenses were the following:

        Salaries and equity based compensation for the year ended December 31, 2006 totaled $22.6 million, representing an increase of approximately $11.3 million, or 100%, compared to $11.3 million, for the year ended December 31, 2005. The $11.3 million increase was comprised of $8.1 million related to salaries and 3.2 related to equity based compensation. The increase in salaries of $8.1 million was attributable to an increase in salaries and bonuses due to higher staffing levels to accommodate the expansion of our business throughout 2005 into 2006 and the termination of the shared services agreement in November 2005. The acquisition of a loan origination business in January 2006 also resulted in an additional $1.5 million of compensation expense for 2006. The increase in equity based compensation of $3.2 million over the year ended December 31, 2005 was attributable to approximately $0.8 million relating to an employee outperformance bonus plan for the head of our real estate securities business, approximately $4.6 million relating to the vesting of equity based awards issued under our 2004 Omnibus Stock Incentive Plan, (which includes additional grants of 429,913 LTIP units in January 2006, 58,357 LTIP units in April 2006, 6,992 LTIP units in September 2006 and the accelerated LTIP vesting of the former CFO grants), $2.1 million relating to our Long-Term Incentive Bonus Plan, and compensation expense of $1.1 million relating to our 2006 Outperformance Plan which was approved by the Compensation Committee of our Board of Directors in January of 2006. The increase was slightly offset by a decrease of $0.3 million in stock based compensation which related to LTIP units granted to the head of our real estate securities business as part of a buyout of a profits interest in NS Advisors LLC was fully expensed in July 2005.

        Shared services—related party decreased 100% for the year ended December 31, 2006 as a result of the termination of the shared facilities and services agreement in October 2005. At that time, we entered into a more limited sublease agreement with NCIC. Under the new sublease effective November 1, 2005, we rent office space from NCIC which is currently used by our accounting, legal and administrative personnel on a month to month basis. The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement for each person utilizing NCIC facilities. These direct costs are reflected in other general and administrative expenses.

        Auditing and professional fees for the year ended December 31, 2006 totaled $4.8 million, representing an increase of $1.2 million, or 33%, compared to $3.6 million for the year ended December 31, 2005. The increase was primarily attributable to auditing fees of $0.7 million relating to audit work performed by our current auditing firm so that they can opine on our prior period financial statements previously audited by another firm. We decided to re-audit the prior years in order to reduce the transaction cost and timing of accessing the capital markets when conditions are favorable. In addition, there was a $0.5 million increase in professional fees relating to legal fees for general corporate work, recruiting fees for new hires, and fees related to agreed upon procedures in connection with term debt transactions.

        Other general and administrative expenses for the year ended December 31, 2006 totaled $7.7 million, representing an increase of approximately $5.7 million, or 285%, compared to $2.0 million for the year ended December 31, 2005. Approximately $3.6 million or 275% of the increase was primarily attributable to increased public company costs, which includes printing expense, public relations, cash management fees, software costs, direct office costs incurred in connection with the limited sublease agreement and the new lease for relocation of our corporate offices during early 2007, licensing fees, and approximately $0.7 million in connection with our loan origination business that we acquired on January 19, 2006. In addition, we wrote off approximately $0.3 million of previously capitalized costs in connection with a potential acquisition which did not close.

  Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2006 totaled $13.6 million, representing an increase of $9.2 million, or 209%, compared to $4.4 million for the year ended December 31, 2005. This increase was primarily attributable to $289.4 million of net lease acquisitions made during 2006, which includes our Wakefield joint venture and the full year impact in 2006 of net lease acquisitions acquired in 2005.

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

  Unrealized Gain on Investments and Other

        Unrealized gain on investments and other increased by approximately $4.0 million for the year ended December 31, 2006 to $4.9 million from $0.9 million for the year ended December 31, 2005 primarily due to increased net carry interest income and increases in the fair market value of collateral held under our warehouse agreements. The unrealized gain on investments for 2006 consisted of a $3.2 million mark-to-market gain on the securities and $1.7 million gain that represented the net carry on the accumulated securities held under our warehouse agreement.

  Realized Gain on Investments and Other

        The realized gain on investments and other of $1.8 million for the year ended December 31, 2006 related to the net Carry of securities during the warehouse period, which we recognized at the close of

N-Star VII and the sale of certain securities in N-Star VII subsequent to closing. The realized gain of $2.2 million for the year ended December 31, 2005 was attributable to the increase in fair value related to the net Carry of securities during the warehouse period which we recognized at the close of N-Star V and the gain on sale of certain securities.

  Income from Discontinued Operations, Net of Minority Interest

        Income from discontinued operations, net of minority interest represents the operations of properties sold or held for sale during the period. We also sold our leasehold interest in 27 West 34th Street, 1372 Broadway and sold a property in the Wakefield portfolio during 2006. Accordingly, these leasehold interests operations were reclassified to income from discontinued operations.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and term debt transaction financings, long-term senior and subordinate corporate capital such as senior notes, trust preferred securities and perpetual preferred and common stock.

        Our total available liquidity at December 31, 2007 was approximately $352.4 million, including $153.8 million of unrestricted cash and cash equivalents, $98.6 million of cash in our term debt transactions, which is available for reinvestment within the term debt transaction, and $100.0 million of available undrawn liquidity under our unsecured credit facility.

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

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non deductible excise tax.

        These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital committed to our operations; however, we believe that our existing capital resources and financing will enable us to meet current non-discretionary capital requirements. We believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs. Our ability to meet a long-term (beyond one year) liquidity requirement is subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Unsecured Exchangeable Senior Notes

        In June 2007, we issued $172.5 million of 7.25% exchangeable senior notes (the "Notes"), which are due in 2027. The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes pay interest semi-annually on June 15 and December 15, at a rate of

7.25% per annum, and mature on June 15, 2027. The Notes have an initial exchange rate representing an exchange price of $16.89 per share of our common stock. The initial exchange rate is subject to adjustment under certain circumstances. The Notes are senior unsecured obligations of our operating partnership and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2027, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The Notes are redeemable, at our option on, and after June 15, 2014. We may be required to repurchase the Notes on June 15, 2012, 2014, 2017 and 2022 and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $167.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, to make additional investments and for general corporate purposes.

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

Credit Facilities

        In May 2007, we entered into a $400 million Master Repurchase Agreement with a major financial institution, which was further amended on May 24, 2007 and June 22, 2007 (the "VFCC Facility"). The VFCC Facility provided for a maximum term of three years. In connection therewith, on June 5, 2007 and June 22, 2007, we amended our existing Master Repurchase Agreement with the same financial institution to borrow up to an additional $100 million (the"Swing Line Facility" and together with the VFCC Facility, the "WA Facilities").

        In November 2007, we entered into a new term loan agreement (the "Term Loan Agreement", and together with the modified Euro Note, the "Term Facility") with a major financial institution, which provides for approximately $600 million of term loan capacity. The proceeds under the Term Facility were partially used to repay approximately $450 million outstanding under the WA Facilities, terminating these facilities. The Term Loan Agreement also provides for up to $300 million of revolving term loan capacity as portions of the outstanding balance under the Term Loan Agreement are repaid. The Term Facility initially bears interest at LIBOR plus 2.00% and has an initial two-year term which we have the option to extend for an additional one year period, subject to certain conditions. Additionally, we entered into a Limited Guaranty Agreement in connection with the Term Facility.

        In June 2007, Monroe Capital entered into a temporary financing arrangement ("MC Facility") with a major financial institution whereby it can acquire loans and finance up to an aggregate amount of $400 million to accumulate collateral for a potential collateralized loan obligation ("CLO") securitization transaction. Advance rates range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC Facility bear interest at LIBOR plus 0.75%. The MC Facility terminates on the earlier of March 31, 2008 or a CLO securitized transaction. At December 31, 2007, the facility has a $374.5 million outstanding balance and finances corporate loans with a book value of $366.8 million and available for sale securities with a book value of $6.8 million. We are currently in discussions with various parties and the lender regarding a potential recapitalization and/or extension of the facility. Nevertheless, if no such transaction occurs and the lender sells the loans under the facility our maximum loss exposure would be approximately $16.0 million.

        In July 2007, Monroe Capital entered into a $400 million Master Repurchase Agreement ("MC VFCC") with a major financial institution to accumulate collateral for a potential CLO securitization transaction. Advance rates under the MC VFCC facility range from 60% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC VFCC facility bear interest at a spread of 0.75% over the respective commercial paper rate. The MC VFCC facility has a maximum term of three years, subject to annual renewal by the financial institution on each anniversary of the Master Repurchase Agreement. If not renewed, the lender under the MC VFCC facility could sell the loans or enter into an amortization period where cash flow is trapped and the interest rate is increased to 2.50% on the respective commercial paper note 60 days after the amortization period begins.

        In August, we entered into a new $350 million Master Repurchase Agreement with a major financial institution (the "JP Facility"). Advance rates under the JP Facility range from 65% to 97% of the value of the collateral for which the advance is to be made. Amounts borrowed under the JP Facility bear interest at spreads of 0.05% to 1.75% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. The JP Facility has a maximum term of three years, subject to annual renewal on each anniversary of the JP Facility.

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

        During 2007, we issued a total of approximately 330,297 common shares pursuant to the Plan for a gross sales price of approximately $3.8 million.

Cash Flows

Year Ended December 31, 2007 Compared to December 31, 2006

        The net cash flow provided by operating activities of $102.2 million, increased by $48.2 million for the year ended December 31, 2007 from $54.0 million of cash provided by operations for the year ended December 31, 2006. This was primarily due to the operating cash flows generated from a greater asset base resulting from net origination/acquisition volumes generated by our business lines.

        The net cash flow used in investing activities of $2.4 billion increased by $0.05 billion for the year ended December 31, 2007 from $1.9 billion for the year ended December 31, 2006. Net cash used in investing activities in 2007 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities and originate or acquire real estate debt investments and corporate loan investments.

        The net cash flow provided by financing activities of $2.4 billion increased by $0.6 billion for the year ended December 31, 2007 from $1.8 billion for the year ended December 31, 2006. The primary source of cash flow provided by financing activities was the perpetual preferred equity offerings, the issuance of exchangeable debt, the issuance of term debt transaction bonds, borrowings under credit facilities, operating real estate, acquisition financing and the issuance of trust preferred securities.

Year Ended December 31, 2006 Compared to December 31, 2005

        The net cash flow provided by operating activities of $54.0 million, increased by $30.8 million for the year ended December 31, 2006 from $23.2 million, excluding the effects of the short term security portfolio liquidation of $826.4 million for the year ended December 31, 2005. This was primarily due to the operating cash flows generated from a greater asset base resulting from net origination/acquisition volumes generated by our business lines.

        The net cash flow used in investing activities of $1.85 billion increased by $971.9 million for the year ended December 31, 2006 from $881.1 million for the year ended December 31, 2005. Net cash used in investing activities in 2006 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities and originate or acquire real estate debt investments, as well as funding of new warehouse deposits for our term debt transactions.

        The net cash flow provided by financing activities of $1.82 billion increased by $1.02 billion for the year ended December 31, 2006 from $805.0 million, excluding the effects of the short term portfolio liquidation of $793.3 million for the year ended December 31, 2005. The primary source of cash flow provided by financing activities was the perpetual preferred and common equity offerings, the issuance of term debt transaction bonds, borrowings under credit facilities and issuing trust preferred securities.

Capital Expenditures

        During 2008, we expect to incur $14.5 million in capital expenditures with respect to our healthcare net lease portfolio.

Contractual Obligations and Commitments

        As of December 31, 2007, we had the following contractual commitments and commercial obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Mortgage notes	$898,465	$3,684	$104,012	$174,213	$616,556
Mezzanine loan payable	13,900	1,605	3,558	4,144	4,593
Exchangeable senior notes	172,500	—	—	—	172,500
Bonds payable	1,654,185	—	—	—	1,654,185
Credit facilities	501,432	501,432	—	—	—
Secured term loan	416,934	—	416,934	—	—
Liability to subsidiary trusts issuing preferred securities	286,258	—	—	—	286,258
Repurchase agreements	1,864	1,864	—	—	—
Capital leases(1)	17,065	447	974	982	14,662
Operating leases	81,948	5,519	11,260	10,983	54,186
Placement fees	2,733	506	2,227	—	—
Outstanding unfunded commitments(2)	578,849	413,008	151,514	—	14,327

Total contractual obligations	$4,626,133	$928,065	$690,479	$190,322	$2,817,267

(1)
Includes interest on the capital leases.

(2)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $578.8 million, of which a minimum of $284.1 million will be funded within our existing term debt transactions. Fundings are categorized by estimated funding period. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Assuming lenders will advance 75% of the $294.7 million of our future funding commitments outside of the term debt transactions, our equity requirement would be approximately $73.7 million. Based on these assumptions, we believe we have adequate liquidity to meet our existing future funding commitments.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of December 31, 2007, we were in compliance with all financial and non-financial covenants in our debt agreements with the exception of our tangible net worth covenant for which we obtained a one-time waiver from our lenders.

Off Balance Sheet Arrangements

Term Debt Issuances

        The terms of the portfolio of real estate securities held by the term debt transactions are structured to be matched with the terms of the non-recourse term debt liabilities. These term debt liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the term debt liabilities when these payments are actually received. There is no refinancing risk associated with the term debt liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. Term debt transactions produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the term debt transaction liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. Our term debt transactions have not incurred any losses on any of their securities investments from the date of purchase through December 31, 2007. We receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the term debt transactions, as well as collateral advisory fees and interest income on the unrated income notes of the term debt transactions.

        The following tables describe certain terms of the collateral for and the notes issued by term debt transactions for the year ended December 31, 2007 (dollars in thousands):

	Collateral—December 31, 2007				Term Notes—December 31, 2007
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/07	Stated Maturity
N-Star I(2)	8/21/03	$320,583	6.58%	4.64	$301,406	6.24%	8/01/2038
N-Star II	7/01/04	335,301	6.24	4.73	306,110	5.75	6/01/2039
N-Star III	3/10/05	404,772	6.30	5.20	358,892	5.84	6/01/2040
N-Star V	9/22/05	495,971	5.87	7.09	456,319	5.07	9/05/2045

Total		$1,556,627	6.21%	5.59	$1,422,727	5.66%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        Any potential losses in our off balance sheet term debt transactions is limited to the carrying value of our investment of $68.6 million at December 31, 2007.

Monroe CLO Equity Notes

        We own a residual equity interests in a CLO originated by Monroe Capital, LLC. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. Based on the projected future cash flows, the equity is yielding an internal rate of return of approximately 18%. The CLO was determined to be a variable interest entity under Fin 46(R)-6 and we were determined not to be the primary beneficiary, therefore, the financial statements are not consolidated into our condensed financial statements. Our residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $9.5 million at December 31, 2007.

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, we closed on $109.0 million of equity capital for our Securities Fund, an investment vehicle in which we intend to prospectively conduct our real estate securities investment business.

        We are the manager and general partner of the Securities Fund. We will typically receive base management fees ranging from 1.0% to 2.0% per annum on third-party capital, and are entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods.

        At the initial closing, we sold to the Securities Fund $63.6 million of assets, including our interests in two synthetic commercial real estate term debt transactions, our equity interest in our most recent real estate securities term debt transaction, N-Star IX, deposits relating to our off-balance sheet warehouse facility and an equity interest in a third-party securitization. We received approximately $35.6 million of cash proceeds from the closing and retained a 25.7% interest in the Securities Fund. At closing, we recognized a $1.0 million realized gain relating to the sale of assets at fair market value. At December 31, 2007, we owned a 30.0% interest and our investment in the Securities Fund was $23.2 million. For the year ended December 31, 2007, we recognized equity in loss of $9.2 million, of which $11.7 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund.

        In October 2007, the Securities Fund amended its warehouse agreement with a major commercial bank to extend the term to May 1, 2008. In connection with the amendment, the Securities Fund pledged $15.0 million of cash in addition to the $16.0 million already pledged and the Securities Fund agreed to $44.0 million of recourse liability under the warehouse agreement. We have committed to contribute up to $10.0 million of additional capital to the Securities Fund in the form of either debt or equity for purposes of the recourse obligation. Following December 31, 2007, in order to meet margin calls under the warehouse agreement, we and the Securities Fund have contributed an amount of capital sufficient to meet our respective obligations referred to above. As of the date hereof, the Securities Fund has not determined whether it would contribute any additional capital in connection with future margin calls, if any. If the Securities Fund does not contribute any such additional capital in response to a future margin call or the warehouse agreement is not extended, the lender may determine to liquidate the assets in the warehouse and the Securities Fund could lose all of the capital that it has contributed to support the warehouse. As of the date hereof, we believe that the Securities Fund could offset a sizeable portion of any such loss through the unwinding of hedges.

Recent Developments

Dividends

        On January 23, 2008, we declared a dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock to stockholders of record as of February 5, 2008. The dividends were paid on February 15, 2008.

Inflation

        Our leases for tenants of operating real estate are generally either:

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

        We believe that the risk associated with an increase in market interest rates on the floating rate debt used to finance our investments in our term debt transactions and our direct investments in real estate debt, will be largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

        See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K for additional information on our exposure to market risk.

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

  •
  the amortization or accrual of various deferred costs including intangible assets and equity based compensation; and

  •
  an adjustment to reverse the effects of unrealized gains/(losses) relating to: (i) change in the value of our off-balance sheet warehouse facilities and carrying value of fund investments caused by changes in interest rates; and (ii) changes in the value of the credit default swaps in our consolidated synthetic term debt transaction equity interests (which would otherwise be recorded as an adjustment to stockholder's equity if such interests had been unconsolidated).

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

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(dollars in thousands)
Funds from Operations:
Income from continuing operations before minority interest	$51,174	$41,041	$10,389
Minority interest in joint ventures	(580)	(68)	—

Income from continuing operations before minority interest in operating partnership	50,594	40,973	10,389
Adjustments:
Preferred dividend	(16,533)	(860)	—
Depreciation and amortization	33,191	13,578	4,352
Funds from discontinued operations	17	550	1,458
Real estate depreciation and amortization—unconsolidated ventures	990	905	—

Funds from Operations	$68,259	$55,146	$16,199

Adjusted Funds from Operations:
Funds from Operations	$68,259	$55,146	$16,199
Straight-line rental income, net	(2,653)	(958)	(252)
Straight-line rental income, discontinued operations	10	23	(281)
Straight-line rental income, unconsolidated ventures	(219)	(229)	—
Amortization of equity-based compensation	16,007	9,080	5,847
Fair value lease revenue (SFAS 141 adjustment)	(864)	(479)	18
Unrealized(gains)/losses from mark-to-market adjustments	3,473	(3,175)	(821)
Unrealized losses from mark-to-market adjustments, unconsolidated ventures	11,670	—	—

Adjusted Funds from Operations	$95,683	$59,408	$20,710

Return on Average Common Book Equity

        We calculate return on average common book equity ("ROE") on a consolidated basis and for each of our major business lines. We believe that ROE provides a good indication of the performance of the Company and our business lines because we believe it provides the best approximation of cash returns on common equity invested. Management also uses ROE, among other factors, to evaluate profitability and efficiency of equity capital employed, and as a guide in determining where to allocate capital within its business. ROEs may fluctuate from quarter to quarter based upon a variety of factors, including the timing and amount of investment fundings, repayments and asset sales, capital raised and leverage used, and the yield on investments funded.

Return on Average Common Book Equity (including and excluding G&A and one-time items)
($ in thousands)

		Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Adjusted Funds from Operations (AFFO)	[A]	$95,683	$59,408	$20,710
Plus: Fund Raising Fees and Other Joint Venture Costs		6,295	—	—

AFFO, excluding Fund Raising Fees and Other Joint Venture Costs	[B]	101,978	59,408	20,710
Plus: General & Administrative Expenses		56,561	35,051	18,997
Plus: General & Administrative Expenses from Unconsolidated Ventures		4,810	—	—
Less: Equity-Based Compensation and Straight-Line Rent included in G&A		16,214	9,813	5,847

AFFO, excluding G&A	[C]	147,135	84,646	33,860
Average Common Book Equity & Operating Partnership Minority Interest(1)	[D]	$442,012	$378,628	$198,651
Return on Average Common Book Equity (including G&A)	[A]/[D]	21.6%	15.7%	10.4%
Return on Average Common Book Equity (excluding Fund Raising and Other Joint Venture Costs)	[B]/[D]	23.1%	15.7%	10.4%
Return on Average Common Book Equity (excluding G&A)	[C]/[D]	33.3%	22.3%	17.0%

(1)
Average Common Book Equity & Operating Partnership Minority Interest computed using beginning and ending of period balances. ROE will be impacted by the timing of new investment closings and repayments during the quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk prior to match-funding our investments and because we do not hedge our retained equity interest in our floating rate term debt transactions. To the extent a term debt transaction has floating rate assets, our earnings will generally increase with increases in floating interest rates, and decrease with declines in floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2007, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $21.4 million offset by an increase in our interest expense of approximately $17.3 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

        We also invest in fixed rate investments. The value of these investments may be affected by changes in long-term interest rates. To the extent that long-term interest rates increase, the value of long-term fixed rate assets is diminished. Any fixed rate real estate debt investments which we hold would be similarly impacted. We do not generally seek to hedge this type of risk unless the asset is leveraged as we believe the costs of such a hedging transaction over the term of such an investment would generally outweigh the benefits. If fixed rate real estate debt is funded with floating rate liabilities, we typically convert the floating rate to fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are generally fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

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

Real Estate Securities

        In our real estate securities business, we mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. We believe that these securities offer attractive risk-adjusted returns with reasonable long-term principal protection under a variety of default and loss scenarios. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our investment grade term debt transactions are diversified by asset type, industry, location and issuer. We further minimize credit risk by monitoring the real estate securities portfolios of our investment grade term debt transactions and the underlying credit quality of their holdings.

        The real estate securities underlying our investment grade term debt transactions are also subject to spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

        Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating rate or have maturities shorter than the assets.

        Our general financing strategy focuses on the use of "match-funded" structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. Our investment grade term debt transactions utilize interest rate swaps to minimize the mismatch between their fixed rate assets and floating rate liabilities.

        Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive arbitrage. If spreads on the bonds issued by term debt transactions widen or if demand for these liabilities ceases to exist, then our ability to execute future term debt transaction financings will be severely restricted.

        Interest rate changes may also impact our net book value as our investments in debt securities are marked-to-market each quarter with changes in fair value reflected in other comprehensive income (a separate component of owners' equity). Generally, as interest rates increase, the value of fixed rate securities within the term debt transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. These swings in value have a corresponding impact on the value of our investment in the term debt transaction. Within the term debt transaction, we seek to hedge against changes in cash flows attributable to changes in interest rates by entering into interest rate swaps/caps and other derivative instruments. Such derivatives are typically designated as cash flow hedge relationships according to SFAS No. 133.

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

Corporate Lending

        Credit risk management for the corporate loan portfolio begins with an assessment of the credit risk of a borrower which is based on its financial position. As part of the overall credit risk assessment of a borrower, each corporate loan transaction is assigned a risk rating that is subject to approval based on defined credit approval process. Our credit rating criteria for each loan rating focuses on three factors, which are credit, collateral, and financial performance. Subsequent to loan origination, risk ratings are monitored on an ongoing basis. If necessary, risk ratings are adjusted to reflect changes in the borrower's financial condition, cash flow or financial situation. We use risk rating to measure and evaluate concentrations within portfolios. In making decisions regarding credit, we consider risk rating, collateral, industry and single name concentration limits.

        We use a variety of tools to continuously monitor a borrower's or counterparty's ability to perform under its obligations. Additionally, we utilize syndication of exposure to other entities, loan sales and other risk mitigation techniques to manage the size and risk profile of the loan portfolio.

Derivatives and Hedging Activities

        To limit the exposure to the variable LIBOR rate on our corporate debt, we entered into various swap agreements to fix the LIBOR rate on a portion of our variable rate debt. The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of December 31, 2007 (in thousands):

December 31, 2007	Notional Value	Strike Rate	Expiration Date	Fair Value
Interest rate swap	$5,100	4.18%	12/2010	$(53)
Interest rate swap	6,160	4.29	8/2012	(64)
Interest rate swap	3,290	4.80	12/2013	(102)
Interest rate swap	2,842	5.04	8/2018	(101)
Interest rate swap	5,492	4.76	3/2013	(165)

Interest rate swap	3,465	4.41	3/2010	(52)
Interest rate swap	4,000	4.66	11/2015	(83)
Interest rate swap	15,000	5.08	5/2016	(738)
Interest rate swap	34,000	5.07	5/2017	(1,614)
Interest rate swap	3,765	4.98	7/2015	(146)
Interest rate swap	3,567	4.98	6/2015	(140)
Interest rate swap	5,957	5.06	8/2015	(231)
Interest rate swap	23,300	4.99	12/2012	(979)
Interest rate swap	2,686	5.02	2/2016	(86)
Interest rate swap	20,000	5.05	6/2013	(841)
Interest rate swap	12,750	5.06	8/2017	(488)
Interest rate swap	7,700	5.30	5/2010	(268)
Interest rate swap	14,000	5.03	10/2015	(621)
Interest rate swap	323,505	5.53	6/2018	(23,468)
Basis Swap	5,000	6.36	12/2015	(17)
Basis Swap	15,000	6.61	6/2018	(49)
Interest rate swap	9,873	4.81	8/2014	(293)
Interest rate swap	3,000	4.89	6/2015	(99)
Interest rate swap	60,000	5.52	6/2016	(4,855)
Interest rate swap	16,200	5.52	6/2018	(1,349)
Interest rate swap	49,404	5.63	7/2016	(3,905)
Interest rate swap	13,200	5.06	2/2008	(5)
Interest rate swap	49,150	4.88	3/2008	(15)
Interest rate swap	30,000	5.46	9/2016	(2,206)
Interest rate swap	25,000	5.12	9/2016	(1,219)
Interest rate swap	37,500	5.10	4/2017	(1,749)
Interest rate swap	35,000	5.59	7/2017	(2,964)
Interest rate swap	11,400	4.78	9/2010	(315)

Total	$856,306			$(49,280)

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements of NorthStar Realty Finance Corp. and the notes related to the foregoing financial statements, together with the independent registered public accounting firm's reports thereon are included in this Item 8.

INDEX TO FINANCIAL STATEMENTS

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

        We have audited the accompanying consolidated balance sheets of NorthStar Realty Finance Corp. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedules, (schedule III and IV) listed in the Index at Item 15 of the financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

        We have audited NorthStar Realty Finance Corp.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, NorthStar Realty Finance Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
New York, New York
February 29, 2008

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except per Share Data)

	December 31, 2007	December 31, 2006
ASSETS:
Cash and cash equivalents	$153,829	$44,753
Restricted cash	202,295	134,237
Operating real estate—net	1,134,136	468,608
Available for sale securities, at fair value	549,522	788,467
Warehouse deposits	—	32,649
Collateral held by broker	12,746	—
Real estate debt investments	2,007,022	1,571,510
Corporate loan investments	457,139	—
Investments in and advances to unconsolidated ventures	33,143	11,845
Receivables, net of allowance of $1 and $9 in 2007 and 2006, respectively	32,141	17,477
Unbilled rents receivable	5,684	2,828
Derivative instruments, at fair value	—	958
Deferred costs and intangible assets, net	126,677	90,200
Other assets	78,448	22,088

Total assets	4,792,782	3,185,620

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Mortgage notes and loans payable	912,365	390,665
Exchangeable senior notes	172,500	—
Bonds payable	1,654,185	1,682,229
Credit facilities	501,432	16,000
Secured term loan	416,934	—
Liability to subsidiary trusts issuing preferred securities	286,258	213,558
Repurchase obligations	1,864	80,261
Securities sold, not yet purchased	12,856	—
Obligations under capital leases	3,541	3,454
Accounts payable and accrued expenses	34,893	20,025
Escrow deposits payable	65,445	58,478
Derivative liability, at fair value	49,280	16,012
Other liabilities	40,695	22,308

Total liabilities	4,152,248	2,502,990
Minority interest in operating partnership	7,534	7,655
Minority interest in joint ventures	14,961	15,204
Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 and 0 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	183,505	—
Common stock, $0.01 par value, 500,000,000 shares authorized, 61,719,469 and 61,237,781 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	617	612
Additional paid-in capital	595,418	590,035
Retained earnings (deficit)	(40,075)	16,570
Accumulated other comprehensive loss	(179,293)	(5,313)

Total stockholders' equity	618,039	659,771

Total liabilities and stockholders' equity	$4,792,782	$3,185,620

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in Thousands, Except per Share Data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Revenues and other income:
Interest income	$292,135	$134,847	$40,043
Interest income—related parties	13,516	11,671	8,374
Rental and escalation income	95,755	37,546	11,403
Advisory and management fee income—related parties	7,658	5,906	4,813
Other revenue	6,249	5,874	464

Total revenues	415,313	195,844	65,097
Expenses:
Interest expense	242,560	104,239	32,568
Real estate properties—operating expenses	8,709	8,552	2,044
Asset management fees—related parties	4,368	594	—
Fund raising fees and other joint venture cost	6,295	—	—
General and administrative:
Salaries and equity based compensation(1)	36,148	22,547	11,337
Shared services—related party	—	—	1,145
Auditing and professional fees	6,787	4,765	3,634
Other general and administrative	13,626	7,739	2,881

Total general and administrative	56,561	35,051	18,997
Depreciation and amortization	33,191	13,578	4,352

Total expenses	351,684	162,014	57,961
Income from operations	63,629	33,830	7,136
Equity in (loss)/earnings of unconsolidated ventures	(11,684)	432	226
Unrealized gain (loss) on investments and other	(4,330)	4,934	867
Realized gain on investments and other	3,559	1,845	2,160

Income from continuing operations before minority interest	51,174	41,041	10,389
Minority interest in operating partnership	(2,702)	(3,938)	(2,116)
Minority interest in joint ventures	(580)	(68)	—

Income from continuing operations	47,892	37,035	8,273
Income (loss) from discontinued operations, net of minority interest	(56)	306	547
Gain on sale from discontinued operations, net of minority interest	—	445	28,852
Gain on sale of joint venture interest, net of minority interest	—	279	—

Net income	47,836	38,065	37,672
Preferred stock dividends	(16,533)	(860)

Net income available to common stockholders	$31,303	$37,205	$37,672

Net income per share from continuing operations (basic/diluted)	$0.51	$0.91	$0.38
Income per share from discontinued operations (basic/diluted)	—	0.01	0.03
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	0.02	1.33

Net income available to common stockholders	$0.51	$0.94	$1.74

Weighted average number of shares of common stock:
Basic	61,510,951	39,635,919	21,660,993
Diluted	65,086,953	44,964,455	27,185,013

(1)
The years ended December 31, 2007, 2006 and 2005 include $16,007, $9,080 and $5,847 of equity based compensation expense, respectively.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands, Except per Share Data)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2004	—	21,249,736	212	145,697	(161)	(2,439)	143,309
Stock awards	—	15,194	1	—	—	—	1
Net proceeds from secondary offering of common stock	—	9,200,000	92	78,920	—	—	79,012
Comprehensive loss	—	—	—	—	(577)	—	(577)
Amortization of equity based compensation	—	—	—	276	—	—	276
Cash dividends on common stock	—	—	—	—	—	(11,268)	(11,268)
Net income	—	—	—	—	—	37,672	37,672

Balance at December 31, 2005	—	30,464,930	305	224,893	(738)	23,965	248,425
Issuance of restricted shares of common stock		4,808	—	—			—
Stock awards		44,441	—	525	—	—	525
Net proceeds from secondary offering of common stock	—	26,320,001	263	323,294	—	—	323,557
Issuance of shares of preferred stock, net of expenses	24	—	—	57,843	—	—	57,867
Comprehensive loss	—	—	—	—	(4,575)	—	(4,575)
Amortization of equity based compensation	—	—	—	132			132
Conversion of OP/LTIP units	—	4,403,601	44	41,191	—	—	41,235
Cash dividends on common stock	—	—	—	—	—	(44,600)	(44,600)
Cash dividends on preferred stock	—	—	—	—	—	(860)	(860)
Net income						38,065	38,065

Balance at December 31, 2006	$24	61,237,781	$612	$647,878	$(5,313)	$16,570	$659,771
Proceeds from dividend reinvestment and stock purchase plan		330,297	4	3,805			3,809
Stock awards	—	25,088	—	463	—	—	463
Issuance of shares of preferred stock, net of expenses	76			183,429			183,505
Comprehensive loss					(173,980)		(173,980)
Conversion of OP/LTIP units		126,303	1	1,115			1,116
Cash dividends on common stock						(87,948)	(87,948)
Cash dividends on preferred stock						(16,533)	(16,533)
Net income						47,836	47,836

Balance at December 31, 2007	$100	61,719,469	$617	$836,690	$(179,293)	$(40,075)	$618,039

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands, Except per Share Data)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net income	$47,836	$38,065	$37,672
Unrealized gain (loss) on available for sale securities	(158,755)	10,553	343
Change in fair value of derivatives	(24,772)	(15,159)	(933)
Reclassification adjustment for gains included in net income	9,547	31	13

Comprehensive Income	$(126,144)	$33,490	$37,095

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except per Share Data)

	The Company (Consolidated)
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Cash flows from operating activities:
Net income	$47,836	$38,065	$37,672
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sale of operating real estate and interest in unconsolidated ventures	—	(846)	(35,930)
Equity in loss/(earnings) of unconsolidated ventures	10,431	(152)	(199)
Depreciation and amortization	33,191	13,646	5,038
Amortization of origination fees/costs	(8,522)	(2,272)	(10)
Amortization of deferred financing costs	8,375	4,408	2,019
Minority interest	3,279	4,186	9,328
Equity based compensation	16,007	9,080	5,846
Unrealized loss (gain) on investments and other	4,330	(4,934)	(867)
Realized gain on sale of investments and other	(3,372)	(1,845)	(2,160)
Amortization of bond discount/premiums on securities	(2,489)	(2,215)	(1,715)
Operating real estate impairment	45	—	—
Distributions from equity investments	458	152	199
Capital lease	87	79	72
Amortization—above/below market leases	(864)	(1,711)	28
Unbilled rents receivable	(2,866)	(1,711)	(406)
Interest accretion	(7,634)	(3,284)	—
Changes in assets and liabilities:
Restricted cash	(22,493)	(43,581)	(11,429)
Receivables	(19,037)	(12,259)	(3,908)
Trading securities	—	—	826,382
Deferred costs and intangible assets	—	(640)	—
Other assets	(13,852)	(11,020)	958
Receivables—related parties	(528)	126	(224)
Accounts payable and accrued expenses	20,892	10,312	3,432
Payables—related parties	2,026	82	(175)
Escrow deposit payable	10,485	46,907	11,571
Fees from origination of real estate debt investment	15,746	11,147	892
Other liabilities	10,707	2,268	3,211

Net cash provided by operating activities	102,238	53,988	849,625
Cash flows from investing activities:
Acquisition of operating real estate	(686,219)	(260,653)	(219,664)
Net proceeds from disposition of operating real estate	—	10,751	74,141
Real estate debt investment acquisition costs	(3,265)	(1,095)	(815)
Real estate debt investment repayments	555,433	435,207	84,915
Intangible asset related to acquisition	—	(2,833)	—
Proceeds from sale of assets	62,821	—	—
Acquisition of available for sale securities	(777,145)	(681,487)	(137,309)
Proceeds from disposition of securities available for sale	136,924	29,434	30,463
Available for sale securities repayments	54,466	37,789	1
Corporate debt investment acquisitions	(489,209)	—	—
Corporate debt investment repayments	26,678	—	—
Proceeds from disposition of Corporate debt investment	5,419	—	—
Increase in term debt transaction warehouse deposits	(18,000)	(29,191)	(10,000)
Acquisitions/originations of real estate debt investments	(1,158,215)	(1,322,936)	(694,297)
Proceeds from disposition of real estate debt investments	67,322	—	—
Cash receipts from term debt transaction issuer	8,826	1,048	879

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands, Except per Share Data)

	The Company (Consolidated)
	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Other loans receivable	(13,590)	—	—
Restricted cash for investment activities	(112,735)	(63,530)	(12,538)
Acquisition deposits	(1,591)	—	—
Deferred lease costs	—	(42)	(29)
Investment in and advance to unconsolidated ventures	(33,099)	(8,650)	(6)
Distributions from unconsolidated ventures	1,250	322	3,169
Sale of investment in unconsolidated ventures	—	2,905	—

Net cash (used in) investing activities	(2,373,929)	(1,852,961)	(881,090)
Cash flows from financing activities:
Restricted cash from financing activities	(10,917)	—	—
Proceeds from securities sold, not yet purchased	28,471	—	24,131
Proceeds from collateral held by broker	(12,746)	—	24,831
Borrowing under secured term loan	462,387	—	—
Secured term loan repayment	(45,453)	—	—
Settlement of short sales	(16,371)	—	(48,306)
Mortgage notes and loan borrowings	506,252	189,919	174,600
Proceeds from bonds	881,300	1,416,129	300,000
Settlement of derivative	—	632	(301)
Collateral held by swap counter-party	(8,476)	375	(1,017)
Mortgage principal repayments	(5,537)	(5,913)	(40,861)
Borrowing under credit facilities	1,598,760	1,018,616	529,893
Repayments credit facilities	(1,113,329)	(1,245,618)	(314,712)
Repurchase obligation borrowings	27,084	104,334	7,054
Repurchase obligation repayments	(105,480)	(31,127)	(800,418)
Bond repayments	(113,594)	(33,900)	—
Other loans payable	13,300	—	—
Other loans payable repayments	(387)	—	—
Capital contributions by joint venture	2,631	—	—
Proceeds from preferred stock offering	190,000	60,000	—
Proceeds from offerings	4,027	343,334	85,100
Proceeds from exchangeable senior notes	172,500	—	—
Borrowings from subsidiary trusts issuing preferred securities	72,500	105,000	105,000
Payment of deferred financing costs	(27,007)	(31,496)	(13,079)
Dividends (common and preferred) and distributions	(109,733)	(52,547)	(14,197)
Offering costs	(6,712)	(21,910)	(6,088)
Distributions to minority interest owner	(2,703)	—	—

Net cash provided by financing activities	2,380,767	1,815,828	11,630
Net (decrease) increase in cash & cash equivalents	109,076	16,855	(19,835)
Cash and cash equivalents—beginning of period	44,753	27,898	47,733
Cash and cash equivalents—end of period	$153,829	$44,753	$27,898

Supplemental disclosure of cash flow information:
Cash paid for interest	$217,206	$96,058	$31,180

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except per Share Data)

1. Formation and Organization

        NorthStar Realty Finance Corp., a Maryland corporation (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue and expand the real estate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp. ("NCIC"). Substantially all of the Company's assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership"). On October 29, 2004, the Company closed its initial public offering (the "IPO") pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.1 million, net of issuance costs of $19.9 million. On November 19, 2004, the Company issued an additional 1,160,750 shares of common stock pursuant to the exercise of the overallotment option by the underwriters of the IPO, with proceeds to the Company of $9.7 million, net of issuance costs of $0.7 million. In connection with the IPO, the Company also issued 50,000 shares of common stock, as partial compensation for underwriting services, to the lead underwriter of the IPO. In addition, 38,886 shares of restricted common stock were granted to the Company's non-employee directors. Simultaneously with the closing of the IPO on October 29, 2004, three majority-owned subsidiaries of NCIC (the "NCIC Contributing Subsidiaries") contributed certain controlling and non-controlling interests in entities through which NCIC conducted its subordinate real estate debt, real estate securities and net lease businesses (collectively the "Initial Investments") to the Operating Partnership in exchange for an aggregate of 4,705,915 units of limited partnership interest in the Operating Partnership (the "OP Units") and approximately $36.1 million in cash (the "Contribution Transactions") and an agreement to pay certain related transfer taxes on behalf of NCIC for approximately $1.0 million. From their inception through October 29, 2004, neither the Company nor the Operating Partnership had any operations.

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

        In January 2006, the Company acquired Timarron Capital Corporation ("Timarron") for $2.8 million. Timarron, based in Dallas, Texas, was organized by former senior executives of Principal Financial and other lenders to develop a nationwide commercial mortgage loan origination platform. Timarron was renamed NRF Capital LP ("NRF Capital") and is a wholly owned consolidated subsidiary of the Company. The purchase price was allocated to an intangible asset since there were no tangible assets owned by Timarron.

        In connection with the acquisition, the Company entered into a management incentive bonus plan with the senior management of NRF Capital. The bonus plan is based upon the performance of loans originated by NRF Capital and is payable quarterly in cash over the term of the originated loans. As of December 31, 2007 and 2006, the Company has accrued $4.1 million and $3.0 million, respectively, related to the bonus plan. These costs are considered a direct cost of originating the loans and, accordingly, are deferred and recognized as a reduction of the related loan's yield.

Joint Ventures

        In May 2006, the Company entered into a joint venture with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets, called Wakefield. In connection with the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

1. Formation and Organization (Continued)

formation of the venture, Chain Bridge contributed substantially all of its assets to Wakefield for its $15.1 million membership interest in the joint venture.

        At December 31, 2007, the Company and Chain Bridge had equity of $196.8 million and $12.7 million, respectively. The Company controls all major decisions; accordingly, the joint venture's financial statements are consolidated into the Company's consolidated financial statements and Chain Bridge's capital is treated as minority interest.

        In March 2007, the Company entered into a joint venture with Monroe Capital Holdco, LLC, or "Monroe," which serves as a platform for originating middle-market loans. The joint venture has commenced making senior and subordinate secured loans to middle-market corporations, including middle-market loans to highly leveraged borrowers. As of December 31, 2007, the Company owned a 95% controlling interest in the joint venture, which is consolidated in the consolidated financial statements and Monroe's capital is treated as minority interest. As of December 31, 2007, the Company and Monroe had equity capital of $55.3 million and $2.3 million, respectively.

2. Summary of Significant Accounting Policies

Basis of Accounting

        The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are either majority owned or controlled by the Company or a variable interest entity ("VIE") where the Company is the primary beneficiary in accordance with the provision of Fin 46(R)-6. All significant intercompany balances have been eliminated in consolidation.

Variable Interest Entities

        In accordance with Fin 46(R)-6, the Company identifies entities for which control is achieved through means other than through voting rights (a "variable interest entity" or "VIE"), and determines when and which business enterprise, if any, should consolidate the VIE. In addition, the Company discloses information pertaining to such entities wherein the Company is the primary beneficiary or other entities wherein the Company has a significant variable interest.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

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

        In accordance with Statement of Financial Accounting Standards ("SFAS") 144 "Accounting for the impairment or Disposal of Long-Lived Assets" a property to be disposed of is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once an asset is determined to be held for sale, depreciation and straight-line rental income are no longer recorded. In addition, the asset is reclassified to assets held for sale on the consolidated balance sheet and the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of operations.

        In accordance with SFAS No. 141 "Business Combinations" ("SFAS 141") the Company allocates the purchase price of operating properties to land, building, tenant improvements, deferred lease cost for the origination costs of the in-place leases and to intangibles for the value of the above or below market leases. The Company amortizes the value allocated to the in-place leases over the remaining lease term. The value allocated to the above or below market leases are amortized over the remaining lease term as an adjustment to rental income.

Investments in and Advances to Unconsolidated Ventures

        The Company has various investments in unconsolidated ventures. In circumstances where the Company has a non-controlling interest but are deemed to be able to exert influence over the affairs of the enterprise the Company utilizes the equity method of accounting. Under the equity method of accounting, the initial investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

        Management periodically reviews its investments for impairment based on projected cash flows from the venture over the holding period. When any impairment is identified, the investments are written down to recoverable amounts.

Available for Sale Securities

        The Company determines the appropriate classification of its investment in securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale securities. The Company has designated its investments in the equity notes of unconsolidated securitizations ("equity notes") as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions in accordance with the provisions of EITF 99-20. Securities available for sale are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. The Company's investments in the equity notes are relatively illiquid, and their value must be estimated by management. Fair value is based primarily upon broker quotes or management's estimates. These estimated values are subject to significant variability based on market conditions, such as interest rates and current spreads. Changes in the valuations do not affect the Company's reported income or cash flows, but impact stockholders' equity.

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

Real Estate Debt Investments Held for Sale

        Real estate debt investments held for sale are carried at the lower of cost or market value using available market information obtained through consultation with dealers or other originators of such investments. The Company classifies, as held for sale, real estate debt investments that are actively being syndicated or marketed for sale.

Cash and Cash Equivalents

        The Company considers all highly liquid investments that have remaining maturity dates of three months or less when purchased to be cash equivalents. Cash, including amounts restricted, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $100,000 per institution at December 31, 2007 and 2006. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

Restricted Cash

        Restricted cash consists of escrows for taxes, insurance, leasing costs, capital expenditures, tenant security deposits, payments required under certain lease agreements, escrow deposits collected in connection with whole loan originations and deposits with the trustee related to the consolidating term debt transactions which is primarily proceeds of loan repayments which will be used to reinvest in collateral for the term debt transaction. The Company mitigates its risk by placing restricted cash with major financial institutions.

Deferred Costs, Net

        Deferred lease costs consist of fees incurred to initiate and renew operating leases and the FAS 141 purchase price-allocation to in-place lease and lease cost. Lease costs are being amortized using the straight-line method over the terms of the respective leases.

        Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized over the term of the financing. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period the financing transaction was terminated.

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

Comprehensive Income

        Comprehensive income or (loss) is recorded in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income (loss), is

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

comprised of net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities and changes in the fair value of derivative financial instruments accounted for as cash flow hedges.

Underwriting Commissions and Costs

        Underwriting commissions and direct costs incurred in connection with the Company's public offering are reflected as a reduction of additional paid-in-capital.

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

        Interest income from the Company's loan investments is recognized on an accrual basis over the life of the investment using the effective interest method. Additional interest to be collected at the origination of the loan or the payoff of the loan is recognized over the term of the loan as an adjustment to yield.

        Interest income from available for sale securities and held for trading is recognized on the accrual basis of accounting over the life of the investment on a yield-to-maturity basis.

        In connection with its investment in the equity notes, the Company recognizes interest income on these investments pursuant to Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Interest income is recognized on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, the Company calculates a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

        Advisory fee income from both third parties and affiliates is recognized on the accrual basis as services are rendered and the fee income is contractually earned in accordance with the respective agreements. Fees from affiliated ventures accounted for under the equity method, are eliminated against the related equity in earnings in such affiliated ventures to the extent of the Company's ownership.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

Credit Losses, Impairment and Allowance for Doubtful Accounts

        The Company assesses whether unrealized losses on the change in fair value on their available for sale securities reflect a decline in value which is other than temporary in accordance with EITF 03-1. If it is determined the decline in value is other than temporary the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying collateral.

        Allowances for real estate debt investment and corporate loan losses are established based upon a periodic review of the investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date.

        The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Upon determination that impairment exists, the related asset is written down through earnings to its estimated fair value.

        Allowance for doubtful accounts for tenant receivables are established based on periodic review of aged receivables resulting from estimated losses due to the inability of its tenants to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Rent Expense

        Rent expense is recorded on a straight-line basis over the term of the respective leases. The excess of rent expense incurred on a straight-line basis over rent expense, as it becomes payable according to the terms of the lease, is recorded as rent payable and is included in other liabilities in the consolidated balance sheets.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

        Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a "TRS"). In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is generally subject to regular corporate income tax. The Company has established several TRSs in jurisdictions for which no taxes are assessed on corporate earnings. However, the Company must include earnings from these TRSs currently.

        The Company adopted the provisions of FASB Interpretation No. 48 ("Fin 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FAS No. 109") on January 1, 2007. As a result of the implementation of Fin 48, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

Stock Based Compensation

        The Company has adopted the fair value method of accounting prescribed in SFAS No. 123R "Accounting for Stock Based Compensation" ("SFAS 123R") (as amended by SFAS No. 148) for its equity based compensation awards. SFAS 123R requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. All fixed equity based awards to employees and directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period based on the fair value of the award at the date of grant.

Foreign Currency Translation

        The Company's functional currency of its euro-dominated investment is the US dollar. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at the exchange rates in effect at the end of the reporting period. Statement of operation accounts are translated at the average rates for the reporting period. Any gains and losses from the translation of foreign currency to US dollars are included in the statement of operations. Since the Company's foreign currency Euro-dominated investment is 100% financed with Euro-dominated debt any foreign currency translation gains or losses would be a result of a timing difference of the interest income received and the debt payment.

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

Recently Issued Pronouncements

        In September 2006, the FASB issued SFAS 157 "Fair Value Measurement" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The provision of this statement is to be applied prospectively as of the fiscal year of adoption. The Company will adopt the provisions of SFAS 157 for its fiscal year commencing January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows for the measurement of certain financial assets and financial liabilities at fair value. Under this statement, an entity may elect the fair value option on an instrument-by-instrument basis and measure the changes in the fair value as unrealized gains and losses in earnings. This statement is effective for the first fiscal year beginning after November 15, 2007. The Company will adopt the provisions of SFAS 159 for its fiscal year commencing January 1, 2008. The Company is currently evaluating its options under this statement and believes the fair value measurement of certain financial liabilities will result in a positive impact on its book value.

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations" (SFAS 141(R)). This Statement replaces SFAS 141, "Business Combinations", and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate

        At December 31, 2007 and 2006, operating real estate, net consists of the following:

	December 31, 2007	December 31, 2006
Land	$157,371	$54,552
Buildings and improvements	945,760	378,241
Leasehold interests	26,117	15,847
Tenant improvements	38,681	30,974
Furniture and fixtures	1,623	403
Capital leases	3,028	3,028

	1,172,580	483,045
Less: Accumulated depreciation	38,444	14,437

Operating real estate, net	$1,134,136	$468,608

        Depreciation expense amounted to approximately $24.0 million and $9.2 million for the year ended December 31, 2007 and 2006, respectively, of which a portion is included in income from discontinued operations for each of these periods.

Acquisitions—2007

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

        In June 2007, the Company purchased a 609,000 square foot distribution warehouse located in Reading, PA for $28.1 million. The property is net leased with a remaining lease term of 10.4 years from the date of acquisition. The Company assumed a $14.5 million non-recourse mortgage, which bears a fixed interest rate of 5.58% and matures on January 1, 2015 and a $5.0 million mortgage, which bears a fixed interest rate of 6.00% and matures on January 1, 2015. The balance of the acquisition was paid in cash.

        In November 2007, the Company purchased a 199,112 square foot office property located in Columbus, OH for $33.6 million. The property is net leased with a remaining lease term of ten years from the date of acquisition. The Company financed the acquisition with a $24.1 million non-recourse first mortgage, which bears a fixed interest rate of 6.48% and matures on December 6, 2017, and the balance in cash.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate (Continued)

Wakefield Joint Venture Acquisitions

        The Wakefield joint venture made the following acquisitions during 2007:

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

          A $153.5 million acquisition of a portfolio of 28 skilled nursing and assisted nursing facilities totaling 1,000,532 square feet located in Indiana, in June 2007. The properties are net leased to a single tenant under a lease that expires in June 2017 and contains two 5-year extension options.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate (Continued)

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

          A $32.5 million acquisition of a portfolio of six assisted living facilities totaling 153,888 square feet located in North Carolina, in October 2007. The properties are net leased to a single tenant under a lease that expires in October 2022. The portfolio was financed with a five-year mortgage totaling $17.5 million, which bears a fixed interest rate of 6.98% and matures in October 2012, and the balance in cash.

          A $12.7 million acquisition of an assisted living facility totaling 81,810 square feet located in Kansas, in December 2007. The property is net leased to a single tenant under a lease that expires in December 2019 and contains two 5-year extension options. The property was financed with a $9.2 million non-recourse first mortgage, which bears a fixed interest rate of 5.66%, and matures in August 2010, and the balance in cash.

Acquisitions—2006

        In March 2006, the Company purchased a 121,038 square foot suburban office building ("Green Pond") located in Rockaway, New Jersey for $21.8 million. The property is net leased to two tenants under leases that expire in 2015 and 2017. The Company financed the acquisition with a $17.5 million non-recourse, first mortgage, which bears a fixed interest rate of 5.68%, and matures on April 11, 2016, and the balance in cash.

        In June 2006, the Company purchased a 333,600 square foot office property located in Indianapolis, Indiana for $34.4 million. The property is net leased to one tenant under a lease expiring in 2025. The Company financed the acquisition with a $28.6 million non-recourse, first mortgage, which bears a fixed interest rate of 6.06%, and matures on February 1, 2017, and the balance in cash.

        In July 2006, the Company purchased a 183,529 square foot office building located in Aurora Colorado for $45.5 million. The property is net leased to a single tenant under a lease that expires in June 2015. The property was financed with a $33.5 million non-recourse, first mortgage, which bears a fixed interest rate 6.22%, and matures in July 2016, a $3.4 million mezzanine loan with an affiliate, which bears a fixed interest rate of 7.37%, and matures in May 2012 and the balance in cash.

  Retail Portfolio

        In September 2006, the Company purchased a 468,111 square foot portfolio of nine retail properties for $63.2 million. The properties are net leased to two retail tenants with leases expirations beginning in 2016 through 2024. The Company assumed three non-recourse first mortgages for three of the properties and the remaining properties were financed with non-recourse, first mortgages. The four

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate (Continued)

mortgages, which bear fixed rates ranging from 5.85% to 7.34%, having maturities ranging from June 2014 to October 2016.

  Wakefield Joint Venture

        In connection with the Wakefield joint venture, Chain Bridge contributed a portfolio of 11 healthcare properties located in North Carolina, Pennsylvania, Illinois and Florida valued at $45.7 million, and consisting of 417,351 square feet. Each property in the portfolio is leased to a single tenant under leases with various expiration dates ranging from July 2007 to July 2020. The portfolio was financed with a $27.8 million non-recourse, first mortgage bearing fixed interest rate of 6.56% to 7.22%. In addition, the Company purchased two properties consisting of 88,107 square feet, one in California and one in North Carolina for $16.2 million, net of $5.1 million of non recourse, first mortgages at a fixed interest rate of 6.56%. All the mortgages expire in August of 2010.

        The Wakefield joint venture made the following acquisitions from May 2006 through December 31, 2006:

  •
  A $3.6 million acquisition of an assisted facility totaling 20,000 square feet located in Hendersonville, NC. The property is net leased to a single tenant under a lease that expires in May 2016. The property was financed with a $2.8 million non-recourse, first mortgage, which bears a fixed interest rate of 6.56%, and matures in August 2010, and the balance in cash.

  •
  A $12.3 million acquisition of two skilled nursing facilities totaling 69,957 square feet, one in Black Mountain, NC and one in Blountstown, FL. The properties are net leased to a single tenant under a lease that expires in July 2021. The properties were financed with a $8.7 million non-recourse, first mortgage, which bears a fixed interest rate of 6.95%, and matures in August 2010, and the balance in cash.

  •
  An $8.8 million acquisition of three assisted care living facilities in a foreclosure sale, totaling 65,427 square feet, one in Albemarle, Brevard and Charlotte, NC. The properties are net leased to a single tenant under a lease that expires in October 2021. The properties were purchased for cash.

  •
  A $9.2 million acquisition of an assisted care living facility totaling 68,601 square feet in Bremerton, WA. The property is net leased to a single tenant under a ten year lease with renewal options. The property was financed with a $6.75 million non-recourse, first mortgage, which bears a fixed interest rate of 7.13%, and matures in August 2010, and the balance in cash.

  •
  A $44.9 million acquisition of a laboratory and office space on a Health Science University campus totaling 286,652 square feet. The property is net leased to a single tenant under a lease that expires in December 2013. The property was financed with $33.3 million non-recourse, first mortgage, which bears a fixed interest rate of 5.94%, and matures in January 2014, and the balance in cash.

Dispositions—2007

        In April 2007, the Wakefield joint venture sold two properties. The Mountainside Manor property located in Dallas, PA was sold for $1.0 million, representing a gain on sale of approximately $0.1 million. The sale was 100% financed by Wakefield and accordingly the gain on sale is being

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Operating Real Estate (Continued)

deferred and recognized under the installment method in accordance with FAS 66 "Accounting for Sales of Real Estate". The Pennswood Manor property located in Scranton, PA, was sold for $0.8 million.

Dispositions—2006

        In January 2006, the Company sold its leasehold interests in 27 West 34th Street and 1372 Broadway, both located in New York City, for $2.3 million recognizing a gain of approximately $141,000, net of minority interest. The operations were classified as discontinued operations in the consolidated statements of operations.

        In December 2006, the Wakefield joint venture sold its interest in an assisted care living facility located in Chino Hills, CA for $8.6 million, recognizing a gain of approximately $0.3 million, net of minority interest.

Discontinued Operations

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, net of minority interest, for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Revenue:
Rental and escalation income	$38	$750	$5,618
Interest and other	—	1	518

Total revenue	38	751	6,136

Expenses:
Real estate property operating expenses	—	42	1,818
General and administrative expenses	1	1	591
Interest expense	20	159	2,269
Depreciation and amortization	31	183	777

Total expenses	52	385	5,455

Income (loss) from discontinued operations	(14)	366	681
Gain on disposition of discontinued operations	(45)	515	35,930

Income (loss) from discontinued operations before minority interest	(59)	881	36,611
Minority interest	3	(130)	(7,212)

Income (loss) from discontinued operations, net of minority interest	$(56)	$751	$29,399

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

4. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at December 31, 2007:

December 31, 2007	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value(1)
CMBS	$419,835	$987	$(73,253)	$347,569
Real estate term debt	52,178	—	(21,512)	30,666
REIT debt	82,568	—	(2,276)	80,292
Term debt equity	67,825	—	(22,960)	44,865
Corporate CLO	50,697	—	(16,831)	33,866
Trust preferred securities	15,000	—	(2,736)	12,264

Total	$688,103	$987	$(139,568)	$549,522

(1)
Approximately $405.0 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

        At December 31, 2007, the maturities of the available for sale securities ranged from 52 days to 45 years.

        During the year ended December 31, 2007, proceeds from the sale and redemption of available for sale securities was $136.9 million. The realized gain on sale was $1.4 of which $1.0 was the unrealized gain which was included in other comprehensive income.

        In August 2006, the Company acquired all of the notes issued in a synthetic CMBS term debt transaction, referred to as Abacus 2006-NS2 for $54.2 million. The notes of this term debt transaction bear interest backed by a combination of AAA floating rate securities and a fixed spread earned by the term debt transaction for having sold credit protection on a portfolio of investment grade-rated reference securities. The notes yield a blended spread above LIBOR of approximately 6.96%. Any losses on the reference securities will require the liquidation of a portion of the AAA collateral underlying the term debt in order to make payments to credit protection buyer under the credit default swaps. The term debt transaction was determined to be a variable interest entity under Fin 46(R)-6 and the Company was determined to be the primary beneficiary therefore the financial statements are consolidated into the consolidated financial statements of the Company. In July 2007, the Company sold its interest in Abacus to the Real Estate Securities Opportunity Fund (the "Securities Fund") and, as a result, Abacus is no longer consolidated into the consolidated financial statements of the Company.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

4. Available for Sale Securities (Continued)

        The following is a summary of the Company's available for sale securities at December 31, 2006:

December 31, 2006	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value(1)
CMBS	$551,194	$11,830	$(1,577)	$561,447
Real estate term debt transaction	58,021	812	(1,427)	57,406
REIT debt	82,836	3,480	—	86,316
Term debt transaction equity	67,225	3,605	(2,532)	68,298
Trust preferred securities	15,000	—	—	15,000

Total	$774,276	$19,727	$(5,536)	$788,467

(1)
Approximately $489.2 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

        At December 31, 2006, the maturities of the debt securities available for sale ranged from seven to 49 years.

        During the year ended December 31, 2006, proceeds from the sale and redemption of available for sale securities to an affiliate was $29.4 million. The realized gain on the sale was $855 of which $712 was the unrealized gain which was included in other comprehensive income.

5. Warehouse Deposits

        Prior to closing the Securities Fund in July 2007, the Company entered into warehouse agreements with major commercial banks whereby the banks agree to purchase CMBS and other real estate debt securities under the Company's direction, with the expectation of selling such securities in a term debt transaction. The Company was required to pledge cash or other collateral as security for the purpose of covering a portion of any losses or costs associated with the accumulation of these securities under the warehouse agreement. The warehouse agreements also provided for the Company's notional participation in the income that the assets generated after deducting a notional debt cost. These agreements were treated as non-hedge derivatives for accounting purposes and are therefore marked to market through the consolidated statement of operations. In July 2007, the Company sold its warehouse deposits and assigned its rights under its warehouse agreement to the Securities Fund. See Note 8. As result of the sale, the Company has no warehouse deposits at December 31, 2007.

        In March 2006, the Company entered into a warehouse arrangement with a major commercial bank whereby the bank had agreed to purchase up to $450 million of CMBS and other real estate debt securities under the Company's direction with the expectation of selling such securities to the Company's next real estate securities term debt transaction, N-Star IX ("N-Star IX"). In October 2006, the Company amended the warehouse agreement to allow the Company to borrow up to $750 million under the facility. In February 2007, the Company closed N-Star IX and terminated the warehouse agreement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

6. Real Estate Debt Investments

        At December 31, 2007 and 2006, the Company held the following real estate debt investments:

December 31, 2007	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,082,399	53.9%	—%	3.09%	59
Whole loans, fixed rate	80,371	4.0	10.17	—	10
Subordinate mortgage interests, floating rate	158,347	7.9	—	3.72	13
Mezzanine loans, floating rate	505,227	25.3	—	4.59	16
Mezzanine loan, fixed rate	157,092	7.8	11.16	—	16
Other loans—floating	16,653	0.8	—	1.60	2
Other loans—fixed	6,933	0.3	5.53	—	1

Total/Weighted average	$2,007,022	100.0%	10.67%	3.56%	117

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's term debt transaction notes of its three real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $564.5 million related to these investments, of which a minimum of $284.1 million will be funded within the Company's existing term debt transactions and require no additional capital from the Company.

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

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three real estate loan term debt issuances and the balance is financed under other borrowing facilities. The Company had future funding commitments totaling $290.8 million related to these investments.

        The Company has identified one real estate debt investment as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. The Company's maximum exposure to loss would not exceed the carrying amount of its investment of $47.0 million. For

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

6. Real Estate Debt Investments (Continued)

all other investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

        As of December 31, 2007 and 2006, all loans were performing in accordance with the material terms of the loan agreements.

        Contractual maturities of real estate debt investments at December 31, 2007 are as follows:

Years Ending December 31:	Initial Maturity	Maturity Including Extensions
2008	$426,954	$14,526
2009	573,700	100,095
2010	459,427	280,590
2011	206,488	677,871
2012	170,384	619,763
Thereafter	186,902	331,010

Total	$2,023,855	$2,023,855

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties. The contractual amounts differ from the carrying amounts due to unamortized origination fees and costs and unamortized premiums and discounts being reported as part of the carrying amount of the investments.

7. Corporate Loan Investments

        At December 31, 2007, the Company held the following corporate debt investments which were consolidated upon completion of a financing arrangement described in Note 11:

December 31, 2007	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR/Prime	Number of Investments
First lien note	$421,973	92.3%	2.96%	100
Second lien note	35,166	7.7	6.02	8

Total/Weighted average	$457,139	100.0%	3.19%	108

(1)
Approximately $366.8 million and $90.3 million of these investments serve as collateral for our MC Facility and our MC VFCC Facility, respectively, and the Company has future funding commitments totaling $14.3 million related to these investments.

8. Investments in and Advances to Unconsolidated/Uncombined Ventures

        The Company has non-controlling, unconsolidated/uncombined ownership interests in entities that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated/Uncombined Ventures (Continued)

limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $37.9 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which is capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At December 31, 2007 and 2006, the Company had an investment in CS/Federal of approximately $7.8 million and $8.3 million, respectively.

NSF Venture

        In February 2006, the Company sold its interests in the NSF Venture to the institutional pension fund which had an equity interest in the NSF Venture. As part of the sale, the NSF Venture terminated its advisory fee agreements with the Company. The Company recognized a gain on sale of $279,000, net of minority interest. In addition, the Company recognized incentive income of approximately $1.2 million which is included in other revenue in the condensed consolidated statement of operations, which was deferred at December 31, 2005 pursuant to Method 1 of EITF Topic D-96. Subsequent to January 31, 2006, the Company will no longer earn management or incentive fees from the NSF Venture or from loans owned directly by the Company's former joint venture partner.

Monroe Capital Management Advisors, LLC

        In March 2007, the Company entered into a joint venture with Monroe Management, a Chicago-based firm, acquiring a 49.9% non-controlling interest in Monroe Management. Monroe Management originates, structures and syndicates middle-market corporate loans for Monroe Capital and provides asset management services. The Company accounts for its investment in the management company under the equity method of accounting. At December 31, 2007, the Company's investment in Monroe Management is carried at a loss of $0.9 million.

NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At December 31, 2007 and December 31, 2006, the Company had an investment in the Trusts of approximately $3.8 and $3.5 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated/Uncombined Ventures (Continued)

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, the Company closed on $109.0 million of equity capital for its Securities Fund, an investment vehicle in which the Company intends to prospectively conduct its real estate securities investment business.

        The Company is the manager and general partner of the Securities Fund. The Company will typically receive base management fees ranging from 1.0% to 2.0% per annum on third-party capital, and is entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods.

        At the initial closing, the Company sold $63.6 million of assets, including its interests in two synthetic commercial real estate term debt transactions, its equity interest in its most recent real estate securities term debt transaction, N-Star IX, deposits relating to its off-balance sheet warehouse facility and an equity interest in a third-party securitization. The Company received approximately $35.6 million of cash proceeds from the closing and retained a 25.7% interest in the Securities Fund. At closing, the Company recognized a $1.0 million realized gain relating to the sale of assets at fair market value. At December 31, 2007, the Company had invested a total of $33.0 million and the carrying value of its investment in the Securities Fund was $23.2 million. The Company also had advanced $10.0 million to the Securities Fund under a revolving credit agreement which bears interest at LIBOR plus 3.0% and was included in other assets in the consolidated balance sheet. During 2007, the Company recognized equity in loss of $9.2 million, of which $11.7 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund. The Company also earned $0.4 million of management fees from the Securities Fund.

        In October 2007, the Securities Fund amended its warehouse agreement with a major commercial bank to extend the term to May 1, 2008. In connection with the amendment, the Securities Fund pledged an additional $15.0 million of cash and the Securities Fund provided $44.0 million of recourse under the warehouse agreement. The Company has committed to contribute up to $10.0 million of additional capital to the Securities Fund, if required, in the form of either debt or equity for purposes of the recourse obligation. At December 31, 2007, the Company's exposure under this warehouse agreement is $22.5 million.

        The Company accounts for its investment under the equity method of accounting. The Company retains the investment company accounting of the Securities Fund when recording its share of the earnings or loss of the Securities Fund.

LandCap Investment

        On October 5, 2007, we entered into joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, to form LandCap Partners, which we refer to as LandCap. LandCap will opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The venture is managed by professionals who have extensive experience in the single family housing sector. We have sole discretion with respect to funding our portion of any investment decisions relating to LandCap and have made no investments to date. The Company accounts for its investment under the equity method of accounting. At December 31, 2007 the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated/Uncombined Ventures (Continued)

Company's investment in LandCap is carried $0.7 million loss, which is the Company's share of the LandCap's general and administrative expenses. In addition the Company advanced approximately $1.0 million under a $2.5 million loan agreement which bears interest at a fixed rate of 12% and was included in other assets in the consolidated balance sheets.

        Reconciliation between the operating data for all unconsolidated/uncombined ventures and equity in earnings is as follows:

	The Company
	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005
Net income	$(33,657)	$1,413	$7,328
Other partners' share of income	24,489	(981)	(7,054)
Fee income basis difference	(1,263)	—	—
Elimination entries	(1,253)	—	(48)

Earnings from unconsolidated/uncombined ventures	$(11,684)	$432	$226

        Reconciliation between the Company's investment in unconsolidated entities as of December 31, 2007 and December 31, 2006 is as follows:

	December 31, 2007	December 31, 2006
Company's equity in unconsolidated entities	$32,801	$11,491
Purchase price basis difference	342	354

Investment in and advances to unconsolidated ventures	$33,143	$11,845

        The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2007 and 2006 are as follows:

	2007	2006
Assets
Cash	$4,116	$184
Restricted cash	353	168
Operating real estate, net	50,504	51,902
Available for sale securities, at fair value	133,926	—
Deferred costs, net	4,846	5,456
Other assets	6,131	222

Total assets	$199,876	$57,932

Liabilities and members' equity
Mortgage notes and loans payable	$37,398	$37,861
Repurchase obligations	51,213	—
Other liabilities	19,965	4,248
Members' equity	91,300	15,823

Total liabilities and members' equity	$199,876	$57,932

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated/Uncombined Ventures (Continued)

        The condensed combined statements of operations for the unconsolidated joint ventures for the years ended December 31, 2007, 2006 and 2005 are as follows;

	2007	2006	2005
Revenues and other income:
Interest income	$8,806	$624	$7,364
Rental and escalation income	5,046	4,542	—
Other revenue	8,824	23	602

Total revenue	$22,676	$5,189	$7,966

Expenses:
Interest expense	3,880	1,925	—
General and administrative	9,583	41	638
Depr amort	1,981	1,810	—
Other expenses	2,276	—	—

Total Expenses	17,720	3,776	638

Income from operations	4,956	1,413	7,328
Unrealized loss on investments	(38,613)	—	—

Net income	$(33,657)	$1,413	$7,328

9. Variable Interest Entities

        Fin 46(R) requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIEs anticipated losses and or a majority of the expected returns. The Company has evaluated its real estate debt investments and its investments in each of its five term debt transaction issuers to determine whether they are VIEs. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses, (2) whether as a group the holders of the equity investment at risk have (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly, (c) the right to receive the expected residual return of the entity and their rights are not capped, (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both and (4) whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

        As of December 31, 2007, the Company identified interests in 18 entities which were determined to be VIEs under FIN 46(R)-6.

        Based on management's analysis, the Company is not the primary beneficiary of 14 of the identified VIEs since it does not absorb a majority of the expected residual losses, or is entitled to a majority of the expected residual returns. Accordingly, these VIEs are not consolidated into the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

9. Variable Interest Entities (Continued)

Company's financial statements as of December 31, 2007 or 2006. See Note 20 for a more detailed discussion.

        As of December 31, 2007, the Company was determined to be the primary beneficiary of term debt transactions N-Star IV, N-Star VI, N-Star VII and N-Star VIII and accordingly these entities are consolidated.

10. Deferred Costs and Intangible Assets, Net

        Deferred costs and intangible assets as of December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
Deferred lease costs	$88,067	$52,671
Deferred loan costs	62,225	44,149
Intangible assets	4,272	4,272
Pending deal costs	277	644

	154,841	101,736
Less accumulated amortization	(28,164)	(11,536)

Deferred costs and intangible assets, net	$126,677	$90,200

        Deferred lease cost includes the allocation of a portion of the purchase price, in accordance with SFAS 141, to lease origination costs associated with the in-place leases. For the year ended December 31, 2007 and 2006, approximately $86.8 million and $51.4 million included in deferred lease cost was the allocation of the purchase price to deferred lease cost.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings

        The following table summarizes the Company's outstanding borrowings as of December 31, 2007 and December 31, 2006:

	Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Balance at December 31, 2007	Balance at December 31, 2006
Credit Facilities
WA Facility	11/6/2007	11/6/2007	Commercial Paper Rate + 0.15% to 2.10%	$—	$—	$16,000
Unsecured Facility	11/3/2009	11/3/2009	LIBOR + 2.00% to 2.50%	100,000	—	—
MC Facility	3/31/2008	3/31/2008	LIBOR + 0.75%	400,000	374,459	—
MC Facility VFCC	7/29/2008	7/29/2010	Commercial Paper Rate + 0.75%	400,000	71,037	—
JP Facility	8/7/2008	8/7/2010	LIBOR + 0.05% to 1.75%	350,000	55,936	—
Term Loans
WA Term Loan	11/6/2009	11/6/2010	LIBOR + 2.00%	486,043	308,588	—
Euro—note	11/6/2009	11/6/2010	3 month Euribor + 2.0%	108,346	108,346	—

Total Credit Facilities & Term Loans				$1,844,389	918,366	16,000

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015		5.65%		43,219	43,506
Salt Lake City	9/1/2012		5.16%		16,231	16,584
EDS	10/8/2015		5.37%		48,371	49,017
Executive Center	1/1/2016		5.85%		51,480	51,480
Green Pond	4/11/2016		5.68%		17,480	17,480
Indianapolis	2/1/2017		6.06%		28,600	28,600
Wakefield GE	8/30/2010		6.93%		67,586	51,560
Wakefield—Park National	1/11/2014		5.94%		33,300	33,300
Wakefield—GE—WLK	1/11/2017		6.49%		160,000	—
Wakefield—GE—Tusc & Harmony	1/11/2017		6.59%		7,875	—
Wakefield—Harmony FNMA	2/1/2017		6.39%		75,000	—
Wakefield—Grove City	2/1/2038		5.45%		1,887	—
Wakefield—Lancaster	6/1/2037		6.40%		2,636	—
Wakefield—Marysville	6/1/2037		6.40%		1,693	—
Wakefield—Washington	10/1/2038		6.65%		1,995	—
Wakefield—Miller Merril	6/30/2012		7.07%		116,000	—
Wakefield—ARL Mob Wachovia	5/11/2017		5.89%		3,412	—
Wakefield—Ascend Colonial	5/31/2012		7.52%		6,500	—
Wakefield—Colonial Dova	8/31/2012		7.32%		6,500	—
Wakefield—Colonial 6 Alfs	11/1/2012		6.98%		19,653	—
Wakefield—St Francis	9/31/2010		LIBOR + 2.00%		11,400	—
Aurora	7/11/2016		6.22%		33,500	33,500
DSG	10/11/2016		6.17%		34,648	35,038
Keene	2/1/2016		5.85%		6,882	6,970
Fort Wayne	1/1/2015		6.41%		3,555	3,626
Portland	6/17/2014		7.34%		4,984	5,132
Milpitas	3/6/2017		5.95%		22,959	—
Fort Mill	4/6/2017		5.63%		27,700	—
Reading	1/1/2015		5.58%		14,387	—
Reading	1/1/2015		6.00%		5,000	—
Alliance	12/6/2017		6.48%		24,032	—

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014	6.64%	10,692	11,985
Aurora	5/11/2012	7.37%	—	2,887
Fort Mill	4/6/2017	6.21%	3,208	—
Exchangeable Senior Notes	6/15/2027	7.25%	172,500	—
Repurchase obligations	See Repurchase Obligations below	LIBOR varies	1,864	80,261
Bonds payable
N-Star IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
N-Star VI	6/1/2041	3 month LIBOR + 0.56% (average spread)	310,500	312,079
N-Star VII	6/22/2051	LIBOR + 0.34% (average spread)	510,800	510,800
N-Star VIII	2/1/2041	LIBOR + 0.58% (average spread)	532,885	535,600
Abacus NS2	8/28/2046	LIBOR + 4.41% (average spread)	—	23,750
Liability to subsidiary trusts issuing preferred securities(1)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	37,600	—
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	—

			$3,945,538	$2,382,713

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

        Scheduled principal payment requirements on the Company's borrowings are as follows as of December 31, 2007:

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities	Exchangeable Senior Notes	Repurchase Obligations	Bonds Payable
2008	$508,585	$5,289	$501,432	$—	$—	$—	$1,864	$—
2009	427,739	10,805	—	416,934	—	—	—	—
2010	96,765	96,765	—	—	—	—	—	—
2011	14,330	14,330	—	—	—	—	—	—
2012	164,027	164,027	—	—	—	—	—	—
Thereafter	2,734,092	621,149	—	—	286,258	172,500	—	1,654,185

Total	$3,945,538	$912,365	$501,432	$416,934	$286,258	$172,500	$1,864	$1,654,185

        At December 31, 2007, the Company was in compliance with all covenants under its borrowings with the exception of its tangible net worth covenant for which the Company obtained a one-time waiver from its lending institutions.

Exchangeable Senior Notes

        In June 2007, the Company issued $172.5 million of 7.25% exchangeable senior notes (the "Notes") which are due in 2027. The Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes pay interest semi-annually on June 15 and December 15, at a rate of 7.25% per annum, and mature on June 15, 2027. The Notes have an initial exchange rate representing an exchange price of $16.89 per share of the Company's common stock. The initial exchange rate is subject to adjustment under certain circumstances. The Notes are senior unsecured obligations of the Company's operating partnership and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2027, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or a combination of cash and shares of the Company's common stock, if any, at the Company's option. The Notes are redeemable, at the Company's option, on and after June 15, 2014. The Company may be required to repurchase the Notes on June 15, 2012, 2014, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $167.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of the Company's existing indebtedness, to make additional investments and for general corporate purposes.

Bonds Payable

  N-Star VI

        In March 2006, the Company completed its sixth term debt transaction ("N-Star VI"). The Company sold the investment grade rated notes having a face amount of $348.4 million, including $70.0 million of revolving floating rate notes, of which only $21.8 million was funded at the closing, and retained all of the below investment grade securities and income notes. N-Star VI has the ability to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

borrow, repay and re-borrow pursuant to the terms of the floating rate revolving notes, both during the ramp-up period and the re-investment period, subject to compliance with certain borrowing conditions. The net proceeds of N-Star VI were used to repay $296.1 million of the outstanding principal balance of the Wachovia Credit Facility. As of December 31, 2007 and 2006, the weighted average interest rate was 5.26% and 5.91%, respectively.

  N-Star VII

        In June 2006, the Company completed its seventh term debt transaction ("N-Star VII"). The Company sold investment grade notes having a face amount of $510.8 million and retained all the below investment grade securities and income notes. As of December 31, 2007 and 2006, the weighted average interest rate was 4.94% and 5.91%, respectively.

  N-Star VIII

        In December 2006, the Company completed its eighth term debt transaction ("N-Star VIII"). The Company sold the investment grade rated notes having a face amount of $703.8 million, including $260.0 million of revolving floating rate notes, none of which was funded at the closing, and retained all of the below investment grade securities and income notes. N-Star VIII has the ability to borrow, repay and re-borrow pursuant to the terms of the floating rate revolving notes, both during the ramp-up period and the re-investment period, subject to compliance with certain borrowing conditions. The net proceeds of N-Star VIII were used to repay $349.2 million of the outstanding principal balance of the Wachovia Credit Facility. As of December 31, 2007 and 2006, the weighted average interest rate was 5.18% and 5.90%, respectively.

  N-Star IX

        In February 2007, the Company completed its ninth term debt transaction N-Star IX. The Company sold the investment grade rated notes having a face amount of $759.0 million and retained all of the below investment grade securities and income notes. N-Star IX was collateralized by $593.4 million of securities and loans and $204.9 million of cash. In July 2007, the Company sold the equity notes of N-Star IX to the Securities Fund and as a result, N-Star IX is no longer consolidated into the Company's consolidated financial statements. See Note 8.

Secured Credit Facilities

        In June 2006, the Company amended its master repurchase agreement with Wachovia Bank, National Association (the "Wachovia Facility"). Following the amendment, the Company was able to borrow up to $500.0 million under the Wachovia Facility in order to finance the origination and acquisition of senior and subordinate debt and other real estate loans and securities. The additional capacity and flexibility under the Wachovia Facility allowed the Company to accumulate collateral for its next contemplated real estate debt term debt transaction and to continue to finance other investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

        Advance rates under the Wachovia Facility ranged from 50% to 100% of the value of the collateral for which the advances were made. Amounts borrowed under the Wachovia Facility bear interest at spreads of 0.15% to 2.50% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed.

        In November 2006, the Company amended the Wachovia Facility. Following the amendment, the Company was able to temporarily borrow up to $750.0 million under the Wachovia Facility in order to allow the Company to accumulate collateral for N-Star VIII which closed in December 2006. The proceeds from N-Star VIII closing were used to pay down the facility. Upon closing the term debt transaction, the Company's availability under this facility was $200.0 million.

        In May 2007, the Company entered into a new $400.0 million Master Repurchase Agreement with a major financial institution, which was further amended on May 24, 2007 and June 22, 2007 (the "VFCC Facility"). The VFCC Facility provided for a maximum term of three years and could be temporarily increased to $800.0 million for a period not to exceed 10 months in connection with the accumulation of collateral for a commercial real estate term debt securitization transaction.

        In connection with the VFCC Facility, on June 5, 2007 and June 22, 2007, the Company amended its existing Master Repurchase Agreement with the same financial institution to allow the Company to borrow up to an additional $100.0 million (the "Swing Line Facility" and together with the VFCC Facility, the "WA Facilities").

        In November 2007, the Company terminated the WA facilities and entered into a term loan with the same financial institution.

        In June 2007, Monroe Capital entered into a temporary financing arrangement ("MC Facility") with a major financial institution whereby it can acquire loans and finance up to an aggregate amount of $400.0 million to accumulate collateral for a potential collateralized loan obligation ("CLO") securitization transaction. Advance rates range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC Facility bear interest at LIBOR plus 0.75%. The MC Facility terminates on the earlier of March 31, 2008 or a CLO securitized transaction. The financial institution had previously financed 100% of the collateral value under Monroe Capital's direction and retained all of the net interest income, which was accounted for as an off balance sheet warehouse. Upon completion of the MC Facility, the Company consolidated all the collateral financed under the prior financing facility. As of December 31, 2007, the effective interest rate was 5.35%.

        In July 2007, Monroe Capital entered into a $400.0 million Master Repurchase Agreement ("MC VFCC") with a major financial institution to accumulate collateral for a potential CLO securitization transaction. Advance rates under the MC VFCC facility range from 40% to 100% of the value of the collateral for which the advance is to be made. Amounts borrowed under the MC VFCC facility bear interest at a spread of 0.75% over the respective commercial paper rate. The MC VFCC facility has a maximum term of three years, subject to annual renewal by the financial institution on each anniversary of the Master Repurchase Agreement. As of December 31, 2007, the effective interest rate was 5.86%.

        In August, the Company entered into a new $350.0 million Master Repurchase Agreement with a major financial institution (the "JP Facility"). Advance rates under the JP Facility range from 65% to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

97% of the value of the collateral for which the advance is to be made. Amounts borrowed under the JP Facility bear interest at spreads of 0.05% to 1.75% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. The JP Facility has a maximum term of three years. For the year ended December 31, 2007, the weighted average interest rate was 5.72%.

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

        In November 2007, the Company entered into a new term loan agreement (the "Term Loan Agreement", and together with the modified Euro Note, the "Term Facility") with a major financial institution, which provides for approximately $600 million of term loan capacity. The proceeds under the Term Facility were partially used to repay approximately $450 million outstanding under the WA Facilities, terminating these facilities. The Term Loan Agreement also provides for up to $300 million of revolving term loan capacity as portions of the outstanding balance under the Term Loan Agreement are repaid. The Term Facility initially bears interest at LIBOR plus 2.00% and has an initial two-year term which the Company has the option to extend for an additional one year period, subject to certain conditions. Additionally, the Company entered into a Limited Guaranty Agreement in connection with the Term Facility.

Unsecured Revolving Line of Credit

        On November 3, 2006, the Company entered into a Revolving Credit Agreement with Keybanc Capital Markets (the "Administrative Agent") and Bank of America, N.A., as co-lead arrangers. The agreement provides for an unsecured, $100 million revolving credit facility, has a term of three years and bears interest at between 2.00% to 2.50% over LIBOR, based on the overall company leverage.

        The facility is supported by an identified asset base with advance rates that vary from 40% to 90% of the asset value provided under a borrowing base calculation. The Administrative Agent has consent rights to the inclusion of assets in the borrowing base calculation.

        The terms of the facility include covenants that: (a) limit the Company's maximum total indebtedness to no more than 90% of total assets; (b) require the Company's fixed charge coverage ratio to be no less than 1.30 to 1.0; (c) require the Company to maintain minimum tangible net worth of not less than 85% of the Company's tangible net worth at the closing of the facility, plus 75% of the net proceeds from equity offerings completed after the closing of the facility; (d) limit the Company's recourse indebtedness to 10% of total assets; (e) restrict the Company from making distributions in excess of a maximum of 100% of its adjusted funds from operations, except that the Company may in any case pay distributions necessary to maintain its REIT status; and (f) require the Company to hedge its interest rate exposure such that a 100 basis point fluctuation in interest rates in a quarter would not negatively impact the Company's adjusted funds from operations in such quarter annualized by greater

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

than 10%. The facility also contains certain customary representations and warranties and events of default.

        As of December 31, 2007 and 2006 there were no outstanding borrowings under this facility.

Liability to Subsidiary Trusts Issuing Preferred Securities

        In March 2006, a wholly owned subsidiary of the Company completed a private placement of $50.0 million of trust preferred securities ("Trust IV"). The sale assets of the trust consist of like amount of Junior Subordinate Notes due on June 30, 2036 issued by the Company. The trust preferred securities have a 30 year term, ending June 30, 2036 and a fixed interest rate of 7.95% per annum, during the first ten years, after which the interest rate will float and reset quarterly at the three-month LIBOR rate plus 2.80% per annum.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

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

Repurchase Obligations

        The Company had $1.9 million and $80.2 million of repurchase agreements which are collateralized by $13.0 million and $89.1 million of floating rate securities at December 31, 2007 and 2006, respectively. These repurchase agreements are generally used to finance the Company's floating rate securities, backed by mortgage loans, and other investments prior to obtaining permanent financing. These repurchase obligations mature in less than 30 days, and bear LIBOR interest rates. These repurchase agreements are being accounted for as secured borrowings since the Company maintains effective control of the financed assets. For the years ended December 31, 2007 and 2006, the weighted average interest rate was 6.65% and 5.41%, respectively.

12. Commitments and Contingencies

Obligations Under Capital Leases and Operating Lease Agreements

        The Company is the lessee of two locations under capital leases, seven ground leases under operating real estate, of which five are paid directly by the tenants, and three corporate offices that are located in New York City, Los Angeles and Dallas. The following is a schedule of minimum future rental payments under these contractual lease obligations as of December 31, 2007:

Years Ending December 31:
2008	$5,966
2009	6,110
2010	6,124
2011	6,061
2012	5,904
Thereafter	68,848

Total minimum lease payments	99,013
Less: Amounts representing interest	12,452

Future minimum lease payments	$86,561

        Under one of the capital leases, the Company also pays rent equal to 15% of the minimum rental income received from the sub-tenant.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

13. Rental Income Under Operating Leases

        Rental income from real estate is derived from the leasing and sub-leasing of space to commercial tenants. The leases are for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments.

        The following is a schedule of future minimum rental income under non-cancelable leases at December 31, 2007:

Years Ending December 31:
2008	$103,438
2009	104,268
2010	102,289
2011	103,276
2012	99,350
Thereafter	503,346

$1,015,967

        Included in rental income is percentage rent of $529, $513 and $559 for the year ended December 31, 2007, December 31, 2006 and 2005, respectively.

14. Related Party Transactions

Shared Facilities and Services Agreement

        As of April 1, 2007, the Company entered into a sublease with NCIC pursuant to which it will rent, on a month-to-month basis, its office space currently used by NCIC's professionals. The sublease rent is calculated as a per person monthly charge, based on a "turn key" office arrangement.

Advisory Fees

        The Company has agreements with N-Star I, N-Star II, N-Star III, N-Star V and N-Star IX, respectively, to perform certain advisory services.

        The Company earned total fees of approximately $7.2 million, $5.8 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, of which $0.4 million, $0.3 million and $0.2 million is unpaid and included in the Company's balance sheets as of December 31, 2007, 2006 and 2005, respectively, in other assets.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. As of December 31, 2007, the Company earned $0.4 million in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. Wakefield Capital Management Inc. is

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

14. Related Party Transactions (Continued)

owned by the partners who own Chain Bridge. The Company has incurred $3.0 million and $0.6 million in management fees for the years ended December 31, 2007 and 2006, respectively, which are recorded in asset management fees related parties in the consolidated statement of operations. The Company had $0.3 million and $0.1 million of unpaid management fees recorded in other liabilities in the consolidated balance sheet at December 31, 2007 and 2006, respectively.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services, as described in Note 8. The Company has incurred $1.3 million in management fees for the year ended December 31, 2007, which is recorded in asset management fees related parties expense in the condensed consolidated statement of operations.

NSF Venture

        During the first quarter of 2006, the Company sold its joint venture interest and no longer earns advisory fees from this venture. In connection with the sale, the Company recognized incentive income of approximately $1.2 million, which is included in other revenue in the consolidated statement of operations for the year ended December 31, 2006. The Company also earned and recognized advisory fees from this joint venture of approximately $60,000 for the year ended December 31, 2006.

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

        One of the Company's directors, Preston Butcher, is the chairman of the Board of Directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. The disinterested members of the Company's Board of Directors approved this transaction. These loans are included in real estate debt investments in the consolidated balance sheets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

14. Related Party Transactions (Continued)

Hard Rock Hotel Loan

        On March 29, 2007, the Company purchased from Credit Suisse ("CS"), a $100 million junior participation in the financing provided by CS in connection the acquisition of the Hard Rock Hotel and Casino in Las Vegas by a joint venture between DLJ Merchant Banking Partners and the Morgans Hotel Group, or Morgans, which is the minority interest in the joint venture. David Hamamoto, the Company's president and chief executive officer, is the chairman of the board of Morgans. The loan is included in real estate debt investments in the consolidated balance sheets.

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

        As of December 31, 2007 and 2006, cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The warehouse deposits available for sale securities and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value. Due to the floating rate, mortgage notes payable and loan receivables are carried at amounts that reasonably approximate their fair value.

        For fixed rate loan receivables fair value is estimated using quoted market prices or by discounting future cash flows using current rates at which similar loans would be made to similar borrowers with similar credit risk. The Company's fixed rate loan receivables carrying value for the year ended December 31, 2006 reasonably approximate their fair market value. For the year ended December 31, 2007 the fair market value was $341.3 million with a carrying amount of $332.1 million.

        For fixed rate mortgage loans payable the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. The carrying value of the mortgage notes payable for the year ended December 31, 2006 reasonably approximate their fair market value. For the year ended December 31, 2007 the fair market value was $918.8 million with a carrying amount of $912.4 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

16. Equity Based Compensation

  Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company, and prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of December 31, 2007, the Company has issued an aggregate of 5,484,378 LTIP Units and 101,025 shares of common stock pursuant to the Stock Incentive Plan. Of the 5,484,378 LTIP Units, 3,186,929 vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period so long as the recipient continues to be an eligible recipient, and 2,297,449, comprised of 2,202,436 LTIP Units and 95,013 LTIP Units granted as retention awards, vest as set forth below. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant. Dividends or dividend equivalents paid on the portion of the grant that vested will be charged to retained earnings. Non forfeitable dividends or dividend equivalents paid on LTIP Units that are not vested will be recognized as additional compensation cost.

        In January 2007, in connection with year-end bonus compensation the Company granted 1,095,387 LTIPs to employees under the Company's 2004 Omnibus Stock Incentive Plan. In addition, during 2007 there was 21,166 of LTIP grants as signing bonuses to new employees.

        In October 2007, in connection with, among other things, entering into non-competition and employment agreements with certain officers of the Company, the Compensation Committee approved long-term retention awards under the Company's 2004 Omnibus Stock Incentive Plan and awarded an aggregate of 2,202,436 LTIP Units to certain of the Company's officers. These LTIP Units vest over a four-year period, with 10% vesting quarterly beginning on January 29, 2008 and 30% vesting quarterly each year thereafter.

        In December 2007 the Company granted long-term retention awards under its 2004 Omnibus Stock Incentive Plan and awarded 95,013 LTIP Units to certain employees of the Company. These LTIP units vest over a four-year period, with 10% vesting quarterly beginning on January 29, 2008 and 30% vesting quarterly each year thereafter.

        The Company has recognized compensation expense of $10.7 million, $4.5 million and $3.2 million related to the amortization of awards granted under this plan for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there were approximately 3.3 million unvested LTIP Units and 4,678 LTIP Units were forfeited during the period. The LTIP Units will vest over the next 16 respective quarters with the first quarter being January 29, 2008, and the related compensation expense to be recognized over such period is $37.2 million, provided there are no forfeitures.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

16. Equity Based Compensation (Continued)

  Long-Term Incentive Bonus Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the "Incentive Bonus Plan"), in order to retain and provide incentive to officers and certain key employees of the Company, co-employees of the Company and NCIC and employees of NCIC who will provide services to the Company pursuant to the shared facilities and services agreement. Up to 2.5% of the Company's total capitalization as of consummation of the IPO is available to be paid under the Incentive Bonus Plan in cash, shares of common stock of the Company or other share-based form at the discretion of the compensation committee of the Company's Board of Directors, if certain return hurdles are met.

        An aggregate of 698,142 shares of common stock of the Company were reserved and authorized for issuance under the Incentive Bonus Plan, subject to equitable adjustment upon the occurrence of certain corporate events. On November 19, 2004, an aggregate of 665,346 LTIP units were allocated to officers and employees for awards under the Incentive Bonus Plan if the Company achieves the return hurdles established by the compensation committee. The Company's compensation committee has established the return hurdle for these performance periods as an annual return on paid in capital as defined in the plan, equal to or greater than 12.5%. If the Company achieves these return hurdles, the vested awards may be paid in cash, shares of common stock, LTIP Units or other share based form.

        The Company achieved the performance hurdles for both performance periods and each of the participants that was an employee at the conclusion of the performance periods received LTIP units equal to his or her reserved amount. The Compensation Committee determined that the Company met the performance hurdles for both performance hurdles. The aggregate number of units granted in connection with the performance hurdles was 698,142. The Company has recognized $2.2 million, $2.0 million and $2.2 million of compensation expense in the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, respectively.

  Employee Outperformance Plan

        In connection with the employment agreement of the Company's head of its real estate securities business, he is eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). The Company has the option of terminating this incentive compensation arrangement by paying the Company's head of its real estate securities business an amount based on a multiple of the estimated annual bonus participation amount, at the time it exercises this buyout option. If the Company exercises this buyout option, the fixed amount due for terminating this arrangement will vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company's head of its real estate securities business voluntarily terminates his employment with the Company prior to any exercise of the Company's buyout option, he will be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The portion of the annual benefit to which the head of the real estate securities business is eligible after voluntary termination increases with each year of employment until the fifth anniversary, at which point the head of the real estate securities business is 100% vested in the full amount of the payment that would be due related to the annual bonus

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

16. Equity Based Compensation (Continued)

participation amount on the real estate securities business income earned on business, initiated five years earlier, over the return hurdle. The Company has recorded compensation expense under this plan of $1.4 million, $0.7 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a "performance pool" if the Company's total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of the Company's common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee's award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the 2006 Outperformance Plan will be allocated among the Company's employees in accordance with the percentage specified in each employee's award agreement. Although the amount of the awards earned under the 2006 Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) "Stock Based Compensation." The fair value of the 2006 Outperformance Plan on the date of adoption was determined by the Company to be $4.1 million. In connection with its determination, the Company retained a firm that had experience in appraising similar plans and considered such appraisal in its determination of the fair value of the 2006 Outperformance Plan. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $1.1 million and $1.1 million for each of years ended December 31, 2007 and 2006.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

16. Equity Based Compensation (Continued)

        The status of our LTIP grants as December 31, 2007 and 2006 is as follows:

	December 31, 2007		December 31, 2006
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	1,683	$9.44	853	$9.05
Granted	3,826	12.25	843	9.72
Converted to common stock	(20)	9.0	(3)	9.00
Forfeited	(5)	16.48	(10)	9.00

Ending balance(2)	5,484	$11.47	1,683	$9.44

(1)
Reflects balance at January 1, 2007 and January 1, 2006 for the periods ended December 31, 2007 and 2006, respectively.

(2)
Reflects balance at December 31, 2007 and 2006, respectively.

17. Stockholders' Equity

  Common Stock

        In March 2006, the Company granted a total of 4,808 shares to a new member of the Company's Board of Directors.

        In May 2006, the Company issued 17,049 shares to its Board of Directors as part of their annual grants.

        In May 2006, the Company completed a secondary public offering for 10.0 million shares at $10.60 per share and in June 2006 the underwriters exercised their over-allotment option and acquired 1,528,616 additional shares.

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

        Effective as of April 27, 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan pursuant to which it registered and reserved for issuance 15,000,000 shares of its common stock. For the year ended December 31, 2007, the Company issued a total of approximately 330,297 common shares for a gross sales price of approximately $3.8 million.

        In May 2007, the Company issued 25,088 shares of common stock with a fair value at the date of grant of $0.3 million to its Board of Directors as part of their annual grants.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

17. Stockholders' Equity (Continued)

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

        On July 25, 2006, the Company declared a cash dividend of $0.30 per share of common stock. The dividend was paid on August 11, 2006 to the shareholders of record as of the close of business on August 4, 2006.

        On October 24, 2006, the Company declared a cash dividend of $0.34 per share of common stock. The dividend was paid on November 15, 2006 to the shareholders of record as of the close of business on November 6, 2006.

        On January 23, 2007, the Company declared a cash dividend of $0.35 per share of common stock and $0.54688 per share of Series A preferred stock. The dividends were paid on February 15, 2007 to the stockholders of record as of the close of business on February 5, 2007.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

17. Stockholders' Equity (Continued)

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

        On October 23, 2007, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on November 15, 2007 to the stockholders of record as of the close of business on November 7, 2007.

Earnings Per Share

        Earnings per share for the years ended December 31, 2007, 2006 and 2005 is computed as follows (in thousands):

	2007	2006	2005
Numerator (Income)
Basic Earnings
Net income available to common stockholders	$31,303	$37,205	$37,672
Effect of dilutive securities
Income allocated to minority interest	2,699	5,072	9,498

Dilutive net income available to stockholders	$34,002	$42,277	$47,170

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	61,511	39,636	21,661
Effect of dilutive securities:
OP/LTIP units	3,364	5,328	5,524

Dilutive Shares	64,875	44,964	27,185

18. Minority Interest

Operating Partnership

        Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

18. Minority Interest (Continued)

Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2007 and 2006, minority interest related to the aggregate limited partnership units of 5,683,118 and 1,988,580 representing an 8.43% and 3.15% interest in the Operating Partnership, respectively. During 2007 and 2006, 126,303 and 4,403,601 OP/LTIP units, respectively, were converted to Common Stock.

Joint Ventures

        In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. The joint venture is consolidated in the consolidated financial statements and Chain Bridge's capital is treated as minority interest. Income allocated to minority interest for the year ended December 31, 2007 and 2006 was $226,000 and $68,000, respectively.

        In March 2007, the Company formed a joint venture with Monroe. The joint venture is consolidated in the consolidated financial statements and Monroe's capital is treated as minority interest. Income allocated to minority interest for the year ended December 31, 2007 was $354,000.

19. Risk Management and Derivative Activities

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

        The Company acquired all the notes of a synthetic CMBS term debt transaction that entered into a credit default swap agreement with a major financial institution to sell credit protection on a pool of CMBS securities. In July 2007, the Company sold its interest in the synthetic commercial real estate term debt transaction and the credit default swap. See Note 8.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

19. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative financial instruments as of December 31, 2007 and 2006:

December 31, 2007	Notional Value	Strike Rate	Expiration Date	Fair Value
Interest rate swap	$5,100	4.18%	12/2010	$(53)
Interest rate swap	6,160	4.29	8/2012	(64)
Interest rate swap	3,290	4.80	12/2013	(102)
Interest rate swap	2,842	5.04	8/2018	(101)
Interest rate swap	5,492	4.76	3/2013	(165)
Interest rate swap	3,465	4.41	3/2010	(52)
Interest rate swap	4,000	4.66	11/2015	(83)
Interest rate swap	15,000	5.08	5/2016	(738)
Interest rate swap	34,000	5.07	5/2017	(1,614)
Interest rate swap	3,765	4.98	7/2015	(146)
Interest rate swap	3,567	4.98	6/2015	(140)
Interest rate swap	5,957	5.06	8/2015	(231)
Interest rate swap	23,300	4.99	12/2012	(979)
Interest rate swap	2,686	5.02	2/2016	(86)
Interest rate swap	20,000	5.05	6/2013	(841)
Interest rate swap	12,750	5.06	8/2017	(488)
Interest rate swap	7,700	5.30	5/2010	(268)
Interest rate swap	14,000	5.03	10/2015	(621)
Interest rate swap	323,505	5.53	6/2018	(23,468)
Basis Swap	5,000	6.36	12/2015	(17)
Basis Swap	15,000	6.61	6/2018	(49)
Interest rate swap	9,873	4.81	8/2014	(293)
Interest rate swap	3,000	4.89	6/2015	(99)
Interest rate swap	60,000	5.52	6/2016	(4,855)
Interest rate swap	16,200	5.52	6/2018	(1,349)
Interest rate swap	49,404	5.63	7/2016	(3,905)
Interest rate swap	13,200	5.06	2/2008	(5)
Interest rate swap	49,150	4.88	3/2008	(15)
Interest rate swap	30,000	5.46	9/2016	(2,206)
Interest rate swap	25,000	5.12	9/2016	(1,219)
Interest rate swap	37,500	5.10	4/2017	(1,749)
Interest rate swap	35,000	5.59	7/2017	(2,964)
Interest rate swap	11,400	4.78	9/2010	(315)

Total	$856,306			$(49,280)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

19. Risk Management and Derivative Activities (Continued)

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

Credit Risk Concentrations

        Concentration of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. Approximately 17.3% of the Company's 2007 rental and escalation revenue is generated from one tenant in the Company's healthcare net lease portfolio. The Company believes the rest of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

20. Off Balance Sheet Arrangements

Term Debt Transactions

        The Company has interests in four term debt transactions, whose term notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the preferred equity or the income notes of each term debt transaction, which are the equity securities of the term debt issuances, and, with the exception of N-Star I, all of the below investment grade term debt notes of each term debt transaction. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these term debt issuances as an annual collateral management fee. The Company's interests in N-Star I, N-Star II, N-Star III and N-Star V are each accounted for as a single debt security available for sale pursuant to EITF 99-20.

        The following tables describe certain terms of the collateral for and the notes issued by N-Star I, N-Star II, N-Star III and N-Star V as follows for the year ended December 31, 2007 and 2006:

	Collateral—December 31, 2007				Term Notes—December 31, 2007
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/07	Stated Maturity
N-Star I(2)	8/21/03	$320,583	6.58%	4.64	$301,406	6.24%	8/01/2038
N-Star II	7/01/04	335,301	6.24	4.73	306,110	5.75	6/01/2039
N-Star III	3/10/05	404,772	6.30	5.20	358,892	5.84	6/01/2040
N-Star V	9/22/05	495,971	5.87	7.09	456,319	5.07	9/05/2045

Total		$1,556,627	6.21%	5.59	$1,422,727	5.66%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

	Collateral—December 31, 2006				Term Notes—December 31, 2006
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/06	Stated Maturity
N-Star I(2)	8/21/03	$344,769	6.59%	5.40	$325,551	6.22%	8/01/2038
N-Star II	7/01/04	377,911	6.30	6.30	341,101	5.78	6/01/2039
N-Star III	3/10/05	400,963	6.38	5.95	359,878	5.90	6/01/2040
N-Star V	9/22/05	501,021	5.92	9.03	461,500	5.17	9/05/2045

Total		$1,624,664	6.27%	6.86	$1,488,030	5.71%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

20. Off Balance Sheet Arrangements (Continued)

  Monroe CLO Equity Notes

        In December 2006, the Company acquired 40% of the residual equity interests in a CLO originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. The equity is currently yielding an internal rate of return of approximately 15%. The CLO was determined to be a variable interest entity under Fin 46(R)-6 and the Company was determined not to be the primary beneficiary; therefore, the financial statements of the CLO are not consolidated into the condensed financial statements of the Company. The Company's residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $9.5 million at December 31, 2007.

        The Company's potential loss in its off balance sheet investments is limited to the carrying value of its investment, which is $78.1 million, and $126.6 million, at December 31, 2007 and 2006 respectively.

21. Quarterly Financial Information (Unaudited)

        The tables below reflect the Company's selected quarterly information for the Company for the years ended December 31, 2007, 2006 and 2005.

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(unaudited)
Total revenue	$110,921	$112,678	$107,460	$84,254
Income from continuing operations before minority interests	11,628	14,813	16,646	8,087
Income from continuing operations	10,532	13,918	15,731	7,711
Net income available to common stockholders	5,301	8,687	10,965	6,350
Net income per share—basic/diluted	$0.08	$0.14	$0.18	$0.10
Weighted-average shares outstanding
basic	61,696,568	61,629,938	61,378,154	61,329,675
diluted	67,062,284	64,659,852	64,419,056	64,126,691

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

21. Quarterly Financial Information (Unaudited) (Continued)

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(unaudited)
Total revenue	$66,333	$58,264	$39,113	$31,770
Income from continuing operations before minority interests	15,273	10,773	6,011	8,821
Income from continuing operations	14,774	9,533	5,160	7,423
Net income available to common stockholders	14,420	9,674	5,244	7,866
Net income per share—basic/diluted	$0.29	$0.23	$0.15	$0.25
Weighted-average shares outstanding
basic	50,010,028	42,513,172	34,980,352	30,556,586
diluted	54,109,492	48,068,996	40,744,276	36,323,517
	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(unaudited)
Total revenue	$23,233	$17,232	$13,750	$10,882
Income (loss) from continuing operations before minority interests	2,095	5,620	1,310	1,364
Income from continuing operations	1,689	4,461	1,040	1,083
Net income available to common stockholders	22,178	4,616	9,823	1,055
Net income per share—basic	$0.96	$0.22	$0.47	$0.05
Weighted-average shares outstanding
basic	23,164,930	21,264,930	21,250,240	21,249,736
diluted	28,708,507	26,790,161	26,766,315	26,760,770

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

22. Segment Reporting

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

        The Company's corporate loan segment is focused on originating, structuring and acquiring secured first and second lien loans to middle-market companies. The Company generates revenues from this segment by earning interest income from its debt investments and its operating expenses consist primarily of interest costs from financing the assets. This segment generates income from operations by earning a positive spread between the yield on its assets and the interest cost of its debt. The Company evaluates performance and allocates resources to this segment based upon its contribution to income from continuing operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

22. Segment Reporting (Continued)

        The following table summarizes segment reporting for the years ended December 31, 2007 and 2006 (in thousands):

	Operating Real Estate	Real Estate Debt	Real Estate Securities	Corporate Loans	Unallocated(1)	Consolidated Total
Total revenues for the twelve months ended
December 31, 2007	$99,069	$204,056	$78,962	$25,406	$7,820	$415,313
December 31, 2006	39,337	111,855	40,506	—	4,146	195,844
Income (loss) from continuing operations before minority interest for the twelve months ended
December 31, 2007	(4,612)	76,951	15,538	6,921	(43,624)	51,174
December 31, 2006	(3,442)	46,145	23,922	—	(25,584)	41,041
Net income (loss) for the twelve months ended
December 31, 2007	(4,894)	76,951	15,538	6,568	(46,327)	47,836
December 31, 2006	(2,745)	46,423	23,922	—	(29,535)	38,065
Total assets as of
December 31, 2007	1,266,457	2,307,922	620,769	525,171	72,463	4,792,782
December 31, 2006	580,508	1,693,536	774,736	—	136,840	3,185,620

(1)
Unallocated includes corporate level interest income, interest expense and general & administrative expenses.

23. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the years ended December 31, 2007, 2006 and 2005 is presented below:

	2007	2006	2005
The acquisition of available for sale securities with warehouse deposit	(21,878)	—	2,988
Real estate debt investment pay-down due from servicer	(33,842)	—	—
Assignment of minority interest to joint venture	—	(15,081)	—
Write-off of deferred cost and straight-line rents in connection with disposition of operating real estate	27	609	4,955
Write-off of intangible in connection with the sale of joint venture interest	—	339	—
Assumption of loan in connection with acquisition of operating real estate	(19,499)	—	—
Deed in lieu of foreclosure of operating real estate	(7,525)	—	—

24. Subsequent Events (Unaudited)

Dividends

        On January 22, 2008, the Company declared a dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock to stockholders of record as of February 5, 2008. The dividends were paid on February 15, 2008.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisitions		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
987 Eighth Avenue, NY, NY	$—	$—	$2,645	$—	$—	$—	$2,645	$2,645	$781	$1,864	Mar-99	Various
36 West 34 Street, NY, NY	—	—	4,440	11	—	11	4,440	4,451	990	3,461	Mar-99	Various
701 Seventh Avenue, NY, NY	—	—	3,246	—	—	—	3,246	3,246	2,056	1,190	Mar-99	Various
Los Angeles, CA	53,910	5,837	55,030	—	—	5,837	55,030	60,867	4,976	55,891	Jan-05	39 years
Salt Lake Cit, UT	16,231	672	19,739	—	25	672	19,764	20,436	1,752	18,684	Aug-05	39 years
Auburn Hills, MI	11,609	2,980	8,607	—	—	2,980	8,607	11,587	895	10,692	Sep-05	39 years
Rancho Cordova, CA	11,125	3,060	9,360	—	—	3,060	9,360	12,420	769	11,651	Sep-05	39 years
Camp Hill, PA	25,638	5,900	19,510	—	—	5,900	19,510	25,410	1,844	23,566	Sep-05	39 years
Springdale, OH	19,208	3,030	20,469	—	476	3,030	20,945	23,975	1,387	22,588	Dec-05	39 years
Springdale, OH	16,586	2,470	17,821	—	—	2,470	17,821	20,291	1,210	19,081	Dec-05	39 years
Springdale, OH	15,686	1,500	17,690	—	—	1,500	17,690	19,190	1,201	17,989	Dec-05	39 years
Rockaway, NJ	17,480	6,118	15,664	—	28	6,118	15,692	21,810	860	20,950	Mar-06	39 years
Indianapolis, IN	28,600	1,670	32,306	—	—	1,670	32,306	33,976	1,493	32,483	Mar-06	39 years
Albemarle, NC	2,275	267	2,646	—	234	267	2,880	3,147	80	3,067	Oct-06	40 years
Blountstown, FL	3,719	378	5,069	—	—	378	5,069	5,447	185	5,262	Jul-06	40 years
Brevard, NC	1,725	145	2,100	—	6	145	2,106	2,251	64	2,187	Oct-06	40 years
Roxboro, NC	3,301	262	3,251	—	—	262	3,251	3,513	132	3,381	May-06	40 years
Charlotte, NC	2,500	350	2,826	—	416	350	3,242	3,592	89	3,503	Oct-06	40 years
East Arlington, TX	3,413	3,619	842	—	—	3,619	842	4,461	13	4,448	May-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2007
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisitions		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Elk Park, NC	2,625	250	4,197	—	—	250	4,197	4,447	22	4,425	Oct-07	40 years
Windsor, NC	2,625	991	3,935	—	—	991	3,935	4,926	20	4,906	Oct-07	40 years
Yanceyville, NC	4,375	259	7,155	—	—	259	7,155	7,414	37	7,377	Oct-07	40 years
Wichita, KS	9,188	2,282	10,418	—	—	2,282	10,418	12,700	11	12,689	Dec-07	40 years
Edenton, NC	2,625	306	4,142	—	—	306	4,142	4,448	22	4,426	Oct-07	40 years
Haysville, NC	2,625	157	4,291	—	—	157	4,291	4,448	22	4,426	Oct-07	40 years
Clemmons, NC	3,250	337	2,876	—	—	337	2,876	3,213	51	3,162	Apr-07	40 years
Grove City	1,887	613	6,813	—	—	613	6,813	7,426	92	7,334	Jun-07	40 years
Franklin, WI	6,366	872	5,420	—	—	872	5,420	6,292	130	6,162	Jan-07	40 years
Denmark, WI	1,219	241	1,501	—	—	241	1,501	1,742	36	1,706	Jan-07	40 years
Green Bay, WI	3,173	638	3,970	—	—	638	3,970	4,608	95	4,513	Jan-07	40 years
Kenosha, WI	4,130	697	4,336	—	—	697	4,336	5,033	104	4,929	Jan-07	40 years
Madison, WI	4,275	764	4,753	—	—	764	4,753	5,517	114	5,403	Jan-07	40 years
Manitowoc, WI	5,017	811	5,044	—	—	811	5,044	5,855	121	5,734	Jan-07	40 years
McFarland, WI	3,833	703	4,371	—	—	703	4,371	5,074	105	4,969	Jan-07	40 years
Racine, WI	10,050	1,609	10,007	—	—	1,609	10,007	11,616	240	11,376	Jan-07	40 years
Menomonee, WI	6,075	1,011	6,286	—	—	1,011	6,286	7,297	150	7,147	Jan-07	40 years
Sheboygan, WI	9,300	1,542	9,590	—	—	1,542	9,590	11,132	230	10,902	Jan-07	40 years
Stevens Point, WI	8,487	1,837	11,425	—	—	1,837	11,425	13,262	273	12,989	Jan-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2007
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisitions		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Stoughton, WI	1,686	349	2,168	—	—	349	2,168	2,517	52	2,465	Jan-07	40 years
Wausau, WI	7,553	498	3,095	—	—	498	3,095	3,593	74	3,519	Jan-07	40 years
Two Rivers, WI	2,708	1,421	8,839	—	—	1,421	8,839	10,260	212	10,048	Jan-07	40 years
Wisconsin Rapids, WI	1,129	416	2,585	—	—	416	2,585	3,001	62	2,939	Jan-07	40 years
Lancaster, OH	2,636	294	5,938	2	—	296	5,938	6,234	80	6,154	Jun-07	40 years
Marysville, OH	1,693	2,218	5,017	—	—	2,218	5,017	7,235	68	7,167	Jun-07	40 years
Indianapolis, IN	2,251	210	2,505	—	—	210	2,505	2,715	34	2,681	Jun-07	40 years
Castletown, IN	6,813	677	8,071	—	—	677	8,071	8,748	109	8,639	Jun-07	40 years
Chesterfield, IN	4,075	815	4,198	—	—	815	4,198	5,013	57	4,956	Jun-07	40 years
Columbia City, IN	8,079	1,034	6,384	—	—	1,034	6,384	7,418	84	7,334	Jun-07	40 years
Dunkirk, IN	2,132	310	2,293	—	—	310	2,293	2,603	31	2,572	Jun-07	40 years
Fort Wayne, IN	4,895	1,478	4,403	—	—	1,478	4,403	5,881	60	5,821	Jun-07	40 years
Hartford City, IN	2,096	199	1,775	—	—	199	1,775	1,974	24	1,950	Jun-07	40 years
Hobart, IN	5,958	1,835	5,012	—	—	1,835	5,012	6,847	68	6,779	Jun-07	40 years
Huntington, IN	4,548	526	5,031	—	—	526	5,031	5,557	68	5,489	Jun-07	40 years
LaGrange, IN	519	47	578	—	—	47	578	625	8	617	Jun-07	40 years
LaGrange, IN	5,115	446	5,487	—	—	446	5,487	5,933	74	5,859	Jun-07	40 years
Middletown, IN	3,424	132	4,743	—	—	132	4,743	4,875	64	4,811	Jun-07	40 years
Mooresville, IN	1,530	631	4,179	—	—	631	4,179	4,810	57	4,753	Jun-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2007
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisitions		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Peru, IN	6,457	502	7,128	—	—	502	7,128	7,630	97	7,533	Jun-07	40 years
Plymouth, IN	5,278	128	5,531	—	—	128	5,531	5,659	75	5,584	Jun-07	40 years
Portage, IN	7,071	1,438	7,981	—	—	1,438	7,981	9,419	108	9,311	Jun-07	40 years
Rockport, IN	1,723	253	2,085	—	—	253	2,085	2,338	28	2,310	Jun-07	40 years
Rushville, IN	554	62	1,171	—	—	62	1,171	1,233	16	1,217	Jun-07	40 years
Rushville, IN	4,108	310	5,852	—	—	310	5,852	6,162	79	6,083	Jun-07	40 years
Sullivan, IN	891	102	431	—	—	102	431	533	6	527	Jun-07	40 years
Sullivan, IN	4,930	1,794	4,458	—	—	1,794	4,458	6,252	60	6,192	Jun-07	40 years
Syracuse, IN	3,514	125	4,558	—	—	125	4,558	4,683	62	4,621	Jun-07	40 years
Tipton, IN	6,937	1,102	5,155	—	—	1,102	5,155	6,257	70	6,187	Jun-07	40 years
Wabash, IN	3,711	1,451	4,145	—	—	1,451	4,145	5,596	56	5,540	Jun-07	40 years
Wabash, IN	1,308	1,060	863	—	—	1,060	863	1,923	12	1,911	Jun-07	40 years
Wakarusa, IN	6,492	153	7,106	—	—	153	7,106	7,259	96	7,163	Jun-07	40 years
Wakarusa, IN	10,084	289	13,408	—	—	289	13,408	13,697	182	13,515	Jun-07	40 years
Warsaw, IN	3,658	319	3,718	—	—	319	3,718	4,037	51	3,986	Jun-07	40 years
Raleigh, NC	3,250	156	3,859	—	—	156	3,859	4,015	68	3,947	Apr-07	40 years
Daly City, CA	3,463	3,297	1,377	—	—	3,297	1,377	4,674	13	4,661	Aug-07	40 years
Daly City, CA	7,937	—	10,707	—	—	—	10,707	10,707	287	10,420	Aug-07	40 years
Washington Crt Hse, OH	1,995	341	5,123	13	—	354	5,123	5,477	69	5,408	Jun-07	40 years
Harrisburg, IL	3,690	191	5,055	—	—	191	5,055	5,246	121	5,125	Jun-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2007
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisitions		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Clinton, OK	1,355	225	3,522	—	76	225	3,598	3,823	84	3,739	Jan-07	40 years
Olney, IL	4,243	109	5,426	—	—	109	5,426	5,535	130	5,405	Jan-07	40 years
Vandalia, IL	7,345	82	7,965	—	—	82	7,965	8,047	191	7,856	Jan-07	40 years
Paris, IL	6,836	187	6,796	—	—	187	6,796	6,983	163	6,820	Jan-07	40 years
Rantoul, IL	5,639	151	5,372	—	—	151	5,372	5,523	129	5,394	Jan-07	40 years
Robinson, IL	4,006	219	4,740	—	—	219	4,740	4,959	114	4,845	Jan-07	40 years
Cincinnati, OH	11,468	2,052	15,965	—	—	2,052	15,965	18,017	379	17,638	Jan-07	40 years
Memphis, TN	14,681	4,770	14,318	—	—	4,770	14,318	19,088	343	18,745	Jan-07	40 years
Charleston, IL	5,862	485	6,205	—	—	485	6,205	6,690	148	6,542	Jan-07	40 years
Caroltton, GA	2,988	816	4,260	—	—	816	4,260	5,076	102	4,974	Jan-07	40 years
Kingfisher, OK	3,994	128	5,500	—	—	128	5,500	5,628	131	5,497	Jan-07	40 years
Elk City, OK	4,384	143	6,727	—	75	143	6,802	6,945	161	6,784	Jan-07	40 years
Olney, IL	2,463	57	2,891	—	—	57	2,891	2,948	69	2,879	Jan-07	40 years
Effingham, IL	4,617	340	5,002	—	—	340	5,002	5,342	120	5,222	Jan-07	40 years
Fairfield, IL	6,418	153	7,898	—	—	153	7,898	8,051	189	7,862	Jan-07	40 years
Fullerton, CA	7,631	4,065	8,559	—	—	4,065	8,559	12,624	205	12,419	Jan-07	40 years
La Vista, NE	4,296	562	4,970	—	—	562	4,970	5,532	119	5,413	Jan-07	40 years
Mattoon, IL	6,954	227	7,532	—	—	227	7,532	7,759	180	7,579	Jan-07	40 years
Mattoon, IL	5,677	210	6,865	—	—	210	6,865	7,075	164	6,911	Jan-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2007
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisitions		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Stephenville, TX	6,187	507	6,456	—	—	507	6,456	6,963	155	6,808	Jan-07	40 years
Fullerton, CA	797	1,357	868	—	—	1,357	868	2,225	21	2,204	Jan-07	40 years
Rockford, IL	4,961	1,101	4,816	—	—	1,101	4,816	5,917	115	5,802	Jan-07	40 years
Effingham, IL	553	211	1,141	—	—	211	1,141	1,352	27	1,325	Jan-07	40 years
Santa Ana, CA	7,934	2,281	7,050	—	—	2,281	7,050	9,331	169	9,162	Jan-07	40 years
Sycamore, IL	8,509	816	9,900	—	—	816	9,900	10,716	237	10,479	Jan-07	40 years
Oklahoma City, OK	4,453	757	5,182	3	—	760	5,182	5,942	123	5,819	Jan-07	40 years
Garden Grove, CA	11,228	6,976	5,944	—	—	6,976	5,944	12,920	142	12,778	Jan-07	40 years
Weatherford, OK	4,519	229	5,605	—	57	229	5,662	5,891	136	5,755	Jan-07	40 years
Mt. Sterling, KY	7,650	599	10,001	—	—	599	10,001	10,600	229	10,371	Feb-07	40 years
Tuscola, IL	4,185	237	4,728	—	—	237	4,728	4,965	121	4,844	Jan-07	40 years
Burnsville, NC	2,625	521	4,670	—	84	521	4,754	5,275	24	5,251	Oct-07	40 years
Middletown, NC	—	52	—	—	—	52	—	52	—	52	Jun-07	40 years
Huntington, IN	—	120	—	—	—	120	—	120	—	120	Jun-07	40 years
Rockport, IN	—	366	—	—	—	366	—	366	—	366	Jun-07	40 years
Sullivan, IN	—	494	—	—	—	494	—	494	—	494	Jun-07	40 years
Warsaw, IN	—	77	—	—	—	77	—	77	—	77	Jun-07	40 years
Windsor, NC	—	397	—	—	—	397	—	397	—	397	Feb-07	40 years
Cherry Springs, NC	2,786	164	3,215	—	—	164	3,215	3,379	124	3,255	Jun-06	40 years
Bremerton, NC	6,750	964	8,156	—	115	964	8,271	9,235	223	9,012	Dec-06	40 years
Sterling, IL	2,018	129	5,603	—	315	129	5,918	6,047	252	5,795	May-06	40 years
Clinton, NC	2,336	283	5,084	—	149	283	5,233	5,516	221	5,295	May-06	40 years
Winter Garden, FL	4,954	1,693	5,805	—	21	1,693	5,826	7,519	241	7,278	May-06	40 years
Brevard, NC	2,097	328	2,532	—	—	328	2,532	2,860	103	2,757	May-06	40 years
Black Mountain, NC	4,896	468	5,786	—	—	468	5,786	6,254	211	6,043	Jul-06	40 years
Hillsboro, OR	33,300	3,950	39,193	—	32	3,950	39,225	43,175	1,021	42,154	Dec-06	40 years
Wendell, NC	2,344	212	2,279	—	—	212	2,279	2,491	93	2,398	May-06	40 years
Winston-Salem, NC	3,524	1,258	6,374	—	628	1,258	7,002	8,260	282	7,978	May-06	40 years
Gastonia, NC	1,847	345	1,392	—	—	345	1,392	1,737	57	1,680	May-06	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2007
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisitions		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Morris, IL	6,982	568	8,509	—	53	568	8,562	9,130	352	8,778	May-06	40 years
Williamston, NC	3,195	265	2,925	—	—	265	2,924	3,189	119	3,070	May-06	40 years
Aurora, CO	33,500	2,650	35,786	24	—	2,674	35,786	38,460	1,481	36,979	Jul-06	39 years
North Attleboro, MA	4,782	—	5,445	—	—	—	5,445	5,445	216	5,229	Sep-06	39 years
Bloomingdale, IL	5,822	—	5,810	—	—	—	5,810	5,810	232	5,578	Sep-06	39 years
Concord Holdings, NH	8,505	2,145	9,216	—	—	2,145	9,216	11,361	374	10,987	Sep-06	39 years
Melville, NY	4,516	—	3,187	—	—	—	3,187	3,187	142	3,045	Sep-06	39 years
Millbury, MA	4,800	—	5,994	—	—	—	5,994	5,994	214	5,780	Sep-06	39 years
Wichita, KS	6,223	1,325	5,584	—	—	1,325	5,584	6,909	213	6,696	Sep-06	39 years
Keene, NH	6,882	3,033	5,919	—	—	3,033	5,919	8,952	240	8,712	Sep-06	39 years
Fort Wayne, IN	3,555	—	3,642	—	—	—	3,642	3,642	158	3,484	Sep-06	39 years
Portland, ME	4,984	—	6,687	—	—	—	6,687	6,687	387	6,300	Sep-06	39 years
Milpitas, CA	22,959	16,800	8,847	—	—	16,800	8,847	25,647	297	25,350	Feb-07	40 years
Columbus, OH	24,033	4,375	29,181	—	—	4,375	29,181	33,556	73	33,483	Nov-07	40 years
Fort Mill, SC	30,909	3,300	31,554	—	—	3,300	31,554	34,854	673	34,181	Mar-07	40 years
Reading, PA	19,386	3,225	23,009	—	—	3,225	23,009	26,234	331	25,903	Jun-07	40 years

	$912,365	$160,346	$1,009,391	$53	$2,789	$160,400	$1,012,180	$1,172,580	$38,444	$1,134,136

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
(Amounts in Thousands, Except per Share Data)

        The changes in real estate for the year ended December 31, 2007, December 31, 2006 and December 31, 2005 are as follows:

	2007	2006	2005
Balance at beginning of period	$483,045	$205,708	$54,198
Property acquisitions	688,766	286,919	193,669
Improvements	2,429	26	28
Assets held for sale	—	—	(4,222)
Retirements/disposals	(1,660)	(9,608)	(37,965)

Balance at end of period	$1,172,580	$483,045	$205,708

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, auto and furniture and fixtures, for the period ended December 31, 2007, December 31, 2006 and December 31, 2005 are as follows:

	2007	2006	2005
Balance at beginning of period	$14,437	$7,000	$10,654
Depreciation for the period	24,032	9,203	3,786
Assets held for sale	—	—	(2,733)
Retirements/disposals	(25)	(1,766)	(4,707)

Balance at end of period	$38,444	$14,437	$7,000

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

December 31, 2007

(In Thousands)

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans	Number of Loans
Type	Description
Whole Loans—Fixed	Office	8.30 – 12.00%	8/1/2009 – 5/1/2010	I/O	$—	$62,826	$62,564	2
	Industrial	5.07 – 5.78%	6/1/2015 – 7/8/2015	P&I	—	12,950	12,985	3
	Healthcare	9.75 – 11.75%	10/8/2008 – 8/30/2010	I/O	—	4,822	4,822	5
Whole Loans—Float	Hotel	LIBOR + 2.00 – 8.00%	10/1/2008 – 6/1/2012	I/O	—	71,708	68,237	6
	Industrial	1.65 – 2.70%	2/1/2009 – 8/1/2009	I/O	—	50,395	50,157	4
	Land	3.50 – 5.84%	1/1/2009 – 11/9/2009	I/O	—	51,713	51,296	3
	Multifamily	1.25 – 3.50%	10/9/2008 – 4/1/2012	I/O	—	347,087	345,781	15
	Office	1.95 – 5.00%	7/1/2008 – 7/1/2016	I/O	—	370,805	368,999	21
	Condo	3.90 – 5.65%	4/1/2008 – 2/6/2010	I/O	—	74,031	73,385	3
	Construction	3.50 – 5.31%	6/1/2010 – 12/1/2011	I/O	—	61,608	61,100	2
	Retail	2.70 – 2.75%	7/1/2008 – 4/1/2010	I/O	—	34,404	33,536	3
	Various	3.00 – 3.15%	7/31/2008 – 8/1/2012	I/O	—	30,000	29,907	2
Junior Participation—Float	Office	LIBOR + 1.29 – 7.00%	7/1/2008 – 5/11/2016	I/O	410,021	107,852	102,361	8
	Hotel	4.50 – 9.75%	10/1/2010 – 2/22/2012	I/O	329,000	5,000	4,872	2
	Construction	2.35%	1/1/2010	I/O	18,100	6,764	6,661	1
	Retail	2.40%	9/9/2008	I/O	49,000	10,000	10,000	1
	Various	5.70%	2/1/2009	I/O	155,038	34,453	34,453	1
Mezzanine—Fixed*	Office	10.85%	6/15/2016	I/O	410,000	62,451	63,620	1
Mezzanine—Fixed	Industrial	9.00%	2/14/2011	I/O	37,736	11,119	11,152	1
	Multifamily	10.00 – 11.30%	1/1/2010 – 2/11/2012	I/O	168,620	55,330	55,646	6
	Various	11.30%	8/1/2008	I/O	22,683	7,593	7,566	1
	Office	15.00 – 18.00%	4/1/2010	I/O	—	8,865	8,803	5
	Hotel	11.25%	12/1/2011	I/O	—	10,482	10,306	2
Mezzanine—Float*	Hotel	LIBOR + 7.20%	2/9/2010	I/O	626,052	100,000	98,920	1
	Retail	3.75%	7/1/2011	I/O	3,754,318	108,346	108,132	1
Mezzanine—Float	Condo	LIBOR + 5.75 – 8.00%	1/9/2009 – 10/9/2010	I/O	77,850	31,670	31,510	3
	Hotel	2.50 – 4.50%	8/9/2008 – 5/9/2009	I/O	3,049,704	129,630	128,194	4
	Office	3.30 – 6.36%	7/9/2008 – 10/9/2008	I/O	53,899	35,203	35,231	2
	Retail	1.75 – 5.35%	8/9/2008 – 5/1/2017	I/O	782,000	50,310	50,534	2
	Multifamily	3.50%	4/1/2010 – 4/1/2012	I/O	150,890	52,843	52,707	3
Other—Fixed	Other	5.53%	6/25/2018	I/O	—	6,986	6,933	1
Other—Floating	Multifamily	LIBOR + 1.50%	4/24/2011	I/O	—	10,000	10,000	1
	Retail	LIBOR + 1.75%	12/16/2009	I/O	—	6,609	6,652	1

Total					$10,094,911	$2,023,855	$2,007,022	117

*
Represents loans greater than 3% of the total carrying amount which may require individual disclosure

(1)
Interest only, or I/O; Principal and Interest, or P&I.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS (Continued)

December 31, 2007

(In Thousands)

	2007	2006	2005
Balance at beginning of period	$1,571,510	$681,106	$70,569
Additions during the year:
New loans and additional advances on existing loans	1,102,671	1,335,614	696,589
Acquisition cost and (fees)	(9,986)	(6,560)	(39)
Premiums/(Discounts)	(4,079)	(5,730)	(2,118)
Amortization of acquisition costs, fees, premiums and discounts	8,430	2,287	1,058
Deductions:
Collection of principal	661,524	435,207	84,953

Balance at end of period	$2,007,022	$1,571,510	$681,106

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Attached as exhibits to this Form 10-K are certifications of the Company's Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of the Company's internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Grant Thornton LLP report for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

        The management of the Company established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that are filed or submitted under the 1934 Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        As of the end of the period covered by this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

Internal Control over Financial Reporting

(a)

(a) Management's annual report on internal control over financial reporting.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

(b)
Attestation report of the registered public accounting firm.

        Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Grant Thornton has issued an attestation report, which is included in Part II, Item 8. of this Form 10-K.

(c)
Changes in internal control over financial reporting.

        There have been no changes in the Company's internal control over financial reporting during the most recent quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Item 11.    Executive Compensation*

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13.    Certain Relationships and Related Transactions and Directors Independence*

Item 14.    Principal Accountant Fees and Services*

*
The information that is required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company's fiscal year ending December 31, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a) and (c) Financial Statement and Schedules—see Index to Financial Statements and Schedules included in Item 8.

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
10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.7
NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.8
Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.9
Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.10
Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.11
Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.12
Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.13
Agreement, dated as of April 6, 2006 between Mark E. Chertok and NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 10, 2006)
10.14
Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.15
Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.16
Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)
10.17
Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.18
Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.19
Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A. (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.20
Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)
10.21
Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.22
Amended and Restated Trust Agreement, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.47 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.23
Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.24
Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)

10.25
Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)
10.26
Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.27
Amended and Restated Trust Agreement, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.28
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.29
Master Repurchase Agreement, dated as of August 8, 2007, by and among NRFC JP Holdings, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.56 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.30
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.31
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.32
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.33
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Richard J. McCready (incorporated by reference to Exhibit 99.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.34
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel Raffe (incorporated by reference to Exhibit 99.5 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.35
Credit Agreement, dated as of November 6, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XII, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.36
Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.54 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 29, 2008.

NORTHSTAR REALTY FINANCE CORP.
By:	/s/ DAVID T. HAMAMOTO Name: David T. Hamamoto Title: Chairman and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew C. Richardson and Albert Tylis and each of them severally, his true and lawful attorney-in-fact with power of substitution and re-substitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID T. HAMAMOTO David T. Hamamoto	Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2008
/s/ ANDREW C. RICHARDSON Andrew C. Richardson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 29, 2008
/s/ LISA MEYER Lisa Meyer	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008
/s/ WILLIAM V. ADAMSKI William V. Adamski	Director	February 29, 2008
/s/ PRESTON BUTCHER Preston Butcher	Director	February 29, 2008

/s/ JUDITH A. HANNAWAY Judith A. Hannaway	Director	February 29, 2008
/s/ WESLEY D. MINAMI Wesley D. Minami	Director	February 29, 2008
/s/ LOUIS J. PAGLIA Louis J. Paglia	Director	February 29, 2008
/s/ FRANK V. SICA Frank V. Sica	Director	February 29, 2008

QuickLinks

FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
Risks Related to Our Businesses
Risks Relating to Investments in Healthcare Assets
Risks Related to the Investment Management Business
Risks Related to Middle-Market Corporate Lending
Risks Related to Residential Land Investments
Risks Related to International Investments
Risks Related to Our Company
Risks Related to Our REIT Tax Status
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Return on Average Common Book Equity (including and excluding G&A and one-time items) ($ in thousands)
INDEX TO FINANCIAL STATEMENTS NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Amounts in Thousands, Except per Share Data)
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Amount in Thousands, Except per Share Data)
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Amounts in Thousands, Except per Share Data)
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Amounts in Thousands, Except per Share Data)
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Amounts in Thousands, Except per Share Data)
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Amounts in Thousands, Except per Share Data)
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts in Thousands, Except per Share Data)
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued) (Amounts in Thousands, Except per Share Data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Directors Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY