Form 10-Q
period 2008-03-31
NORTHSTAR REALTY
filed 2008-05-09
CIK 1273801

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number: 001-32330

NORTHSTAR REALTY FINANCE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	11-3707493 (IRS Employer Identification No.)

399 Park Avenue, 18th Floor New York, NY 10022
(Address of Principal Executive Offices, Including Zip Code)

(212) 547-2600
(Registrant's Telephone Number, Including Area Code)

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

        The Company has one class of common stock, par value $0.01 per share, with 62,305,191 shares outstanding as of May 8, 2008.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT

For the Three Months Ended March 31, 2008

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS:
Cash and cash equivalents	$139,485	$153,829
Restricted cash	188,702	202,295
Operating real estate—net	1,133,284	1,134,136
Available for sale securities, at fair value	453,260	549,522
Collateral held by broker	13,576	12,746
Real estate debt investments, net	2,011,885	2,007,022
Corporate loan investments	430,218	457,139
Investments in and advances to unconsolidated ventures	32,394	33,143
Receivables, net of allowance of $0 and $1 in 2008 and 2007, respectively	24,376	32,141
Unbilled rents receivable	6,448	5,684
Deferred costs and intangible assets, net	89,029	126,677
Other assets	39,561	78,448

Total assets	4,562,218	4,792,782

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Mortgage notes and loans payable	911,207	912,365
Exchangeable senior notes, measured at fair value as of March 31, 2008	144,546	172,500
Bonds payable, measured at fair value as of March 31, 2008	1,121,174	1,654,185
Credit facilities	462,045	501,432
Secured term loan	423,667	416,934
Liability to subsidiary trusts issuing preferred securities, measured at fair value as of March 31, 2008	135,686	286,258
Repurchase obligations	—	1,864
Securities sold, not yet purchased, at fair value	13,506	12,856
Obligations under capital leases	3,564	3,541
Accounts payable and accrued expenses	33,862	34,893
Escrow deposits payable	60,342	65,445
Derivative liability, at fair value	83,497	49,280
Other liabilities	40,040	40,695

Total liabilities	3,433,136	4,152,248
Minority interest in operating partnership	50,864	7,534
Minority interest in joint ventures	14,920	14,961
Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,303,625 and 61,719,469 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	623	617
Additional paid-in capital	602,100	595,418
Retained earnings (deficit)	323,668	(40,075)
Accumulated other comprehensive loss	(104,465)	(179,293)

Total stockholders' equity	1,063,298	618,039

Total liabilities and stockholders' equity	$4,562,218	$4,792,782

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(unaudited)
Revenues and other income:
Interest income	$63,705	$58,304
Interest income—related parties	3,761	2,965
Rental and escalation income	28,957	19,332
Advisory and management fee income—related parties	2,330	1,421
Other revenue	976	2,232

Total revenues	99,729	84,254
Expenses:
Interest expense	54,947	47,557
Real estate properties—operating expenses	2,048	1,942
Asset management fees—related parties	2,106	645
Provision for loan loss	750	—
General and administrative:
Salaries and equity based compensation(1)	11,730	8,791
Auditing and professional fees	2,441	2,705
Other general and administrative	3,883	3,203

Total general and administrative	18,054	14,699
Depreciation and amortization	9,938	6,590

Total expenses	87,843	71,433
Income from operations	11,886	12,821
Equity in (loss)/earnings of unconsolidated ventures	(178)	16
Unrealized gain (loss) on investments and other	212,075	(7,291)
Realized gain (loss) on investments and other	10	2,541

Income from continuing operations before minority interest	223,793	8,087
Minority interest in operating partnership	(23,044)	(376)
Minority interest in joint ventures	(245)	—

Income from continuing operations	200,504	7,711
Income (loss) from discontinued operations, net of minority interest	—	(48)

Net income	200,504	7,663
Preferred stock dividends	(5,231)	(1,313)

Net income available to common stockholders	$195,273	$6,350

Net income per share from continuing operations (basic/diluted)	$3.14	$0.10
Income per share from discontinued operations (basic/diluted)	—	—
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	—

Net income available to common stockholders	$3.14	$0.10

Weighted average number of shares of common stock:
Basic	62,243,736	61,329,675
Diluted	69,589,079	64,126,691

(1)
The three months ended March 31, 2008 and 2007 include $6,991 and $3,731 of equity based compensation expense, respectively.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net income	$195,273	$6,350
Unrealized gain (loss) on available for sale securities	(11,544)	(3,736)
Change in fair value of derivatives	(5,849)	(790)
Reclassification adjustment for gains included in net income	1,255	(16)

Comprehensive income	$179,135	$1,808

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)
Net cash provided by operating activities	$23,937	$25,398
Cash flows from investing activities:
Acquisition of operating real estate, net	(6,476)	(402,143)
Acquisition of available for sale securities	—	(636,024)
Proceeds from disposition of securities available for sale	—	46,623
Available for sale securities repayments	1,543	22,952
Increase in term debt transaction warehouse deposits	—	(7,000)
Acquisitions/originations of real estate debt investments	(58,931)	(645,222)
Real estate debt investments repayments	98,694	86,423
Intangible asset related to acquisition	—	8,233
Restricted cash for investment activities	22,836	(149,318)
Investing deposits	(3,574)	(5,903)
Corporate debt investment acquisitions	(16,148)	—
Proceeds from sale of corporate debt investment	27,420	—
Corporate debt investment repayment	15,567	—
Distributions from unconsolidated ventures	462	211
Other loans repayment	10,000	—

Net cash provided by/(used) in investing activities	91,393	(1,681,168)
Cash flows from financing activities:
Collateral held by broker	(830)	(15,366)
Securities sold, not yet purchased	—	28,472
Settlement of short sale	—	(13,486)
Collateral held by swap counter party	(8,867)	—
Mortgage notes and loan borrowings	—	301,294
Mortgage principal repayments	(1,158)	(1,253)
Borrowings under credit facilities	18,369	588,107
Repayments on credit facilities	(57,756)	(168,309)
Repurchase obligation borrowings	—	22,974
Repurchase obligation repayments	(1,863)	(32,983)
Proceeds from bonds	33,000	798,960
Bond repayments	(78,300)	(18,000)
Other loans payable	—	13,300
Borrowing under secured loan	9,748	—
Secured term loan repayment	(11,875)	—
Borrowings from subsidiary trusts issuing preferred securities	—	37,500
Payment of deferred financing costs	(3)	(12,294)
Proceeds from preferred stock offering	—	155,000
Proceeds from dividend reinvestment and stock purchase plan	280	—
Dividends (common and preferred) and distributions	(30,419)	(23,828)
Offering costs	—	(5,301)

Net cash (used) in/provided by financing activities	(129,674)	1,654,787
Net decrease in cash & cash equivalents	(14,344)	(983)
Cash & cash equivalents—beginning of period	153,829	44,753

Cash & cash equivalents—end of period	$139,485	$43,770

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amount in Thousands, Except per Share Data

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

        At March 31, 2008, the Company and Chain Bridge had equity of $197.2 million and $12.7 million, respectively. The Company controls all major decisions; accordingly, the joint venture's financial statements are consolidated into the Company's consolidated financial statements and Chain Bridge's capital is treated as minority interest.

        In March 2007, the Company entered into a joint venture with Monroe Capital Holdco, LLC, or "Monroe," which serves as a platform for originating middle-market loans. The joint venture originates, structures, and syndicates middle-market corporate loans, including middle-market loans to highly

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization (Continued)

leveraged borrowers. As of March 31, 2008, the Company owned a 95% controlling interest in the joint venture, which is consolidated in the consolidated financial statements and Monroe's capital is treated as minority interest. As of March 31, 2008, the Company and Monroe had equity capital of $54.0 million and $2.2 million, respectively.

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company's December 31, 2007 consolidated financial statements.

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its subsidiaries which are either majority-owned or controlled by the Company or variable interest entities ("VIE") where the Company is the primary beneficiary in accordance with the provisions of FIN 46(R)-6. All significant intercompany balances have been eliminated in consolidation.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Financial Instruments

  Fair Value Measurements

        Fair value is used to measure many of the Company's financial instruments. In accordance with provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS 157") the fair value of these financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

  Fair Value Option

        In accordance with SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), the Company has the one-time option to elect fair value for its financial assets and liabilities. The changes in the fair value of these instruments are recorded in unrealized gain (loss) on investments and other in the condensed consolidated statements of operations.

Available for Sale Securities

        The Company determines the appropriate classification of its investment in securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale securities. The Company has designated its investments in the equity notes of unconsolidated securitizations ("equity notes") as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions in accordance with the provisions of EITF 99-20. The Company's investments in the equity notes are relatively illiquid and their value must be estimated by management.

        The Company carries its available for sale securities at fair market value with the net unrealized gains or losses reported as a component of other comprehensive income; however available for sale securities for which the Company has elected the fair value option under SFAS 159 are carried at fair value with the net unrealized gains or losses reported in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations" (SFAS 141(R)). This Statement replaces SFAS 141, "Business Combinations", and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

        In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS 160 could have on its financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will be effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact that the adoption of SFAS 161 will have on its financial condition, results of operations and disclosures.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments

        The Company adopted the provisions of SFAS 157 and 159 effective as of January 1, 2008 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

  •
  Available for sale securities that serve as collateral for the Company's term debt transactions;

  •
  N-Star IV, VI, VII and VIII bonds payable;

  •
  Liabilities to subsidiary trusts issuing preferred securities; and

  •
  Exchangeable senior notes.

        The Company has elected the fair value option for these financial instruments for the purpose of enhancing the transparency of its financial condition.

Fair Value Measurements

        SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. In addition, SFAS 157 requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities.

  Fair Value Hierarchy

        In accordance with SFAS 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. government and agency securities, and certain other sovereign government obligations).
Level 2.	Financial assets and liabilities whose values are based on the following:
	a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);
	b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

c)
Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and
d)
Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (for example, certain mortgage loans).
Level 3.
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans and long-dated or complex derivatives, including certain foreign exchange options and long-dated options on gas and power).

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 by level within the fair value hierarchy (in thousands):

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$277,821	$—	$277,821
Real estate term debt	—	25,827	—	25,827
REIT debt	—	73,808	—	73,808
Term debt equity	—	—	40,881	40,881
Corporate CLO	—	—	26,215	26,215
Trust preferred securities	—	—	8,708	8,708

Total assets	$—	$377,456	$75,804	$453,260

Liabilities:
Exchangeable senior notes	$—	$144,546	$—	$144,546
N-Star IV, VI, VII and VIII bonds payable	—	1,121,174	—	1,121,174
Liability to subsidiary trusts issuing preferred securities	—	—	135,686	135,686
Securities sold, not yet purchased	13,506	—	—	13,506
Derivative liability	—	83,497	—	83,497

Total liabilities	$13,506	$1,349,217	$135,686	$1,498,409

        As of March 31, 2008, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

        The following table presents additional information about available for sale securities and liabilities to subsidiary trusts issuing preferred securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for sale securities	Liability to subsidiary trusts issuing preferred securities
Beginning balance:	$90,577	$168,454
Total losses (realized or unrealized):
Included in earnings	3,557	—
Included in other comprehensive loss	11,216	—
Total gains (realized or unrealized):
Included in earnings	—	32,768
Included in other comprehensive loss	—	—

Ending balance	$75,804	$135,686

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$3,557	$32,768

Fair Value Option

        SFAS 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial instruments for which the fair value option was elected:

Financial Instruments, at Fair Value	March 31, 2008	December 31, 2007
Assets:
Available for sale securities:
CMBS	$277,821	$342,353
Real estate term debt	22,567	30,666
REIT debt	73,808	80,292
Trust preferred securities	8,708	12,264

Total assets	$382,904	$465,575

Liabilities:(1)
Exchangeable senior notes	144,546	172,500
N-Star IV, VI, VII and VIII bonds payable	1,121,174	1,654,185
Liability to subsidiary trusts issuing preferred securities	135,686	286,258

Total liabilities	$1,401,406	$2,112,943

    (1)
    Liabilities were not carried at fair value as of December 31, 2007.

        The following table presents a summary of existing eligible financial assets and financial liabilities for which the fair value option was elected on January 1, 2008 and the cumulative-effect adjustment to retained earnings recorded in connection with the initial adoption of SFAS No. 159.

	Carrying Value at January 1, 2008	Transition Adjustment to Retained Earnings (Gain)/Loss	Carrying Value at January 1, 2008 (After adoption of SFAS 159)
Assets:
Available for sale securities(1)	$465,575	$90,966	$465,575
Liabilities:
Exchangeable senior notes	172,500	(26,824)	145,676
N-Star IV, VI, VII and VIII bonds payable	1,654,185	(196,209)	1,457,976
Liability to subsidiary trusts issuing preferred securities	286,258	(117,804)	168,454

Cumulative gain upon the adoption of SFAS 159(2)		$(249,871)

(1)
Prior to January 1, 2008, available for sale securities were carried at fair value with the change in fair value recorded in other comprehensive income. Accordingly, the election of the fair value option for these instruments did not change their carrying value and resulted in a reclassification from accumulated other comprehensive income to retained earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

(2)
The $249.9 million transition adjustment to retained earnings does not include the write-off of $34.6 million of deferred costs associated with exchangeable senior notes, N-Star bonds payable and liability to subsidiary trusts issuing preferred securities.

        The following table presents the difference between fair values and the aggregate contractual principal amounts of assets and liabilities, for which the fair value option has been elected:

	Fair Value at March 31, 2008	Principal Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$277,821	$425,748	$(147,927)
Real estate term debt	22,567	55,030	(32,463)
REIT debt	73,808	84,183	(10,375)
Trust preferred securities	8,708	15,000	(6,292)

Total assets	$382,904	$579,961	$(197,057)

Liabilities:
Exchangeable Senior Notes	144,546	172,500	(27,954)
N-Star IV, VI, VII and VIII bonds payable	1,121,174	1,608,885	(487,711)
Liability to subsidiary trusts issuing preferred securities	135,686	286,258	(150,572)

Total Liabilities	$1,401,406	$2,067,643	$(666,237)

        For the three months ended March 31, 2008, the Company recognized a net gain, which is recorded as unrealized gain (loss) on investments and other in the Company's condensed consolidated statement of operations, of $244.3 million as the result of the change in fair market value of financial assets and liabilities for which the fair value option was elected.

4. Operating Real Estate

        The Company made the following acquisitions from January 1, 2008 through March 31, 2008:

        A $4.0 million acquisition of four skilled nursing facilities totaling 40,369 square feet located in Ohio and Wisconsin, in January 2008. The properties are net leased to a single tenant under a lease that expires in December 2017. The acquisition was purchased with cash.

Discontinued Operations

        The condensed consolidated statement of operations for the three months ended March 31, 2007, includes results of operations of real estate assets sold or held for sale. These assets include two assisted care living facilities which were held for sale on March 31, 2007. There were no discontinued operations for the three months ended March 31, 2008.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Operating Real Estate (Continued)

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the three months ended March 31, 2007 (in thousands):

Three months Ended March 31, 2007
Revenue:
Rental and escalation income	$38
Interest and other	—

Total revenue	38
Expenses:
Real estate property operating expenses	—
General and administrative expenses	1
Interest expense	15
Depreciation and amortization	27

Total expenses	43
Income (loss) from discontinued operations	(5)
Gain (loss) on disposition of discontinued operations	(45)

Income (loss) from discontinued operations, before minority interest	(50)
Minority interest	2

Income (loss) from discontinued operations, net of minority interest	$(48)

5. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at March 31, 2008 and December 31, 2007 (in thousands):

March 31, 2008	Carrying Value	SFAS 159 Transition Adjustment	Losses in Accumulated OCI	Unrealized Gain on Investments	Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$405,254	$(64,442)	$—	$194	$(63,185)	$277,821
Real estate term debt	65,214	(21,512)	(9,780)	688	(8,783)	25,827
REIT debt	82,568	(2,276)	—	—	(6,484)	73,808
Term debt equity	68,315	—	(27,434)	—	—	40,881
Corporate CLO	49,788	—	(23,573)	—	—	26,215
Trust preferred securities	15,000	(2,736)	—	—	(3,556)	8,708

Total	$686,139	$(90,966)	$(60,787)	$882	$(82,008)	$453,260

(1)
Approximately $328.1 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Available for Sale Securities (Continued)

        At March 31, 2008, the maturities of the available for sale securities ranged from three to 45 years.

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

(1)
Approximately $405.0 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction issuance and the balance is financed under other borrowing facilities.

6. Real Estate Debt Investments

        At March 31, 2008 and December 31, 2007, the Company held the following real estate debt investments (in thousands):

March 31, 2008	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,109,842	55.2%	—%	3.08%	61
Whole loans, fixed rate	64,538	3.2	9.74	—	7
Subordinate mortgage interests, floating rate	159,445	7.9	—	3.48	12
Mezzanine loans, floating rate	491,613	24.4	—	4.66	15
Mezzanine loan, fixed rate	163,057	8.1	11.19	—	14
Other loans—floating	16,624	0.8	—	1.60	2
Other loans—fixed	6,766	0.4	5.53	—	1

Total/Weighted average	$2,011,885	100.0%	10.63%	3.54%	112

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $509.6 million related to these

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments (Continued)

  investments, of which a minimum of $295.0 million is expected to be funded within the Company's existing term debt transactions and require no additional capital from the Company.

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

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $564.5 million related to these investments, of which a minimum of $284.1 million is expected to be funded within the Company's existing term debt transactions and require no additional capital from the Company.

        The Company has identified one real estate debt investment as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. The Company's maximum exposure to loss would not exceed the carrying amount of its investment of $34.9 million. For all other investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

        As of March 31, 2008 and December 31, 2007, all loans were current on principal and interest payments in accordance with the terms of the loan agreement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments (Continued)

        Contractual maturities of real estate debt investments at March 31, 2008 are as follows:

Years Ending December 31:	Initial Maturity	Maturity Including Extensions
2008 (remainder)	$389,048	$611
2009	567,403	103,789
2010	491,303	287,063
2011	216,071	661,685
2012	174,024	641,452
Thereafter	187,300	330,549

Total	$2,025,149	$2,025,149

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties. The contractual amounts differ from the carrying amounts due to unamortized origination fees and costs and unamortized premiums and discounts being reported as part of the carrying amount of the investment. Maturity Including Extensions assumes that all loans with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related loan agreements.

7. Corporate Loan Investments

        At March 31, 2008, the Company held the following corporate debt investments (dollars in thousands):

March 31, 2008	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR/Prime	Number of Investments
First Lien note	$405,988	94.4%	3.08%	95
Second Lien note	24,230	5.6	5.97	8

Total/Weighted average	$430,218	100.0%	3.24%	103

(1)
These investments serve as collateral for the MC Facility and the MC VFCC Facility. The Company has future funding commitments totaling $14.0 million related to these investments.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $40.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At March 31, 2008 and December 31, 2007, the Company had an investment in CS/Federal of approximately $7.6 million and $7.8 million, respectively.

Monroe Capital Management Advisors, LLC

        In March 2007, the Company entered into a joint venture with Monroe Management, a Chicago-based firm, and acquired a 49.9% non-controlling interest in Monroe Management. Monroe Management originates, structures and syndicates middle-market corporate loans for Monroe Capital and provides asset management services. The Company accounts for its investment in the management company under the equity method of accounting. At March 31, 2008 the Company's carrying value of its investment was zero.

NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At March 31, 2008 and December 31, 2007, the Company had an investment in the Trusts of approximately $3.8 million.

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, the Company closed on $109.0 million of equity capital for its Securities Fund, an investment vehicle in which the Company conducts most of its real estate securities investment business.

        The Company is the manager and general partner of the Securities Fund. The Company receives base management fees ranging from 1.0% to 2.0% per annum on third-party capital and is entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

        During the first quarter 2008, the Securities Fund made all cash deposits that it was obligated to make under its $250 million warehouse agreement maturing May 1, 2008. Subsequently during the quarter, the lender made additional margin calls as a result of declining values of the securities financed under the warehouse. The Securities Fund was under no obligation to make further collateral deposits and determined not to do so, which triggered the lender's right to take control of the collateral. As of March 31, 2008, the lender had not liquidated the collateral and the Securities Fund estimated that it could recover $1.0 million of its deposits based on the market values of the underlying securities. During the first quarter 2008, the Securities Fund also monetized investment positions which were established to hedge its exposure to declining values in the warehouse securities, thereby offsetting the recognized loss from the warehouse. The net realized gain, as of March 31, 2008, resulting from the two transactions was $11.3 million, of which $3.3 million represents the Company's share of the realized gain. The actual amount of cash deposits recovered from the lender upon liquidation of the collateral, if any, will be based on proceeds received on sale of the securities, which are controlled by the lender.

        At March 31, 2008, the Company had invested a total of $32.4 million in the Securities Fund and the carrying value of its investment was $22.2 million, representing a 30% interest. The Company also had advanced $10.0 million to the Securities Fund under a revolving credit agreement, which was paid in full as of March 31, 2008. For the three months ended March 31, 2008, the Company recognized equity in loss of $0.6 million, of which $4.4 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund. The Company also earned $0.1 million of management fees from the Securities Fund for the three months ended March 31, 2008.

        The Company accounts for its investment under the equity method of accounting. The Company retains the investment company accounting of the Securities Fund when recording its share of the earnings or loss of the Securities Fund.

LandCap Investment

        On October 5, 2007, the Company entered into a 50-50 joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, to form LandCap Partners, which is referred to as LandCap. LandCap seeks to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The venture is managed by professionals who have extensive experience in the single family housing sector. The Company has sole discretion with respect to funding its portion of any investment decisions relating to LandCap, has made no investments to date and accounts for its investment under the equity method of accounting. At March 31, 2008 the Company's investment in LandCap is carried at a $1.3 million loss, which represents the Company's share of LandCap's cumulative general and administrative expenses since inception. In addition, the Company advanced approximately $1.3 million under a $2.5 million loan agreement to LandCap, which bears interest at a fixed rate of 12% and was included in other assets in the condensed consolidated balance sheets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of March 31, 2008 and December 31, 2007 (in thousands):

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at March 31, 2008	Balance at December 31, 2007
Credit Facilities
Unsecured Facility	11/3/2009	11/3/2009	LIBOR + 2.00% to 2.50%	$100,000	$—	$—
MC Facility(1)	3/31/2008	3/31/2008	LIBOR + 0.75%	400,000	358,147	374,459
MC VFCC Facility(1)	7/29/2008	7/29/2010	Commercial Paper Rate + 0.75%	400,000	65,177	71,037
JP Facility	8/7/2008	8/7/2010	LIBOR + 0.05% to 1.75%	350,000	38,722	55,936

Total Credit Facilities				1,250,000	462,046	501,432
Term Loans
WA Term Loan	11/6/2009	11/6/2010	LIBOR + 2.00%	463,669	306,731	308,588
Euro—note	11/6/2009	11/6/2010	3 month Euribor + 2.0%	116,935	116,935	108,346

Total Credit Facilities & Term Loans				$1,830,604	885,712	918,366

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015		5.65%		43,143	43,219
Salt Lake City	9/1/2012		5.16%		16,139	16,231
EDS	10/8/2015		5.37%		48,203	48,371
Executive Center	1/1/2016		5.85%		51,480	51,480
Green Pond	4/11/2016		5.68%		17,480	17,480
Indianapolis	2/1/2017		6.06%		28,600	28,600
Wakefield GE	8/30/2010		6.93%		67,586	67,586
Wakefield—Park National	1/11/2014		5.94%		33,300	33,300
Wakefield—GE—WLK	1/11/2017		6.49%		160,000	160,000
Wakefield—GE—Tusc & Harmony	1/11/2017		6.59%		7,875	7,875
Wakefield—Harmony FNMA	2/1/2017		6.39%		75,000	75,000
Wakefield—Grove City	2/1/2038		5.45%		1,881	1,887
Wakefield—Lancaster	6/1/2037		6.40%		2,628	2,636
Wakefield—Marysville	6/1/2037		6.40%		1,689	1,693
Wakefield—Washington	10/1/2038		6.65%		1,990	1,995
Wakefield—Miller Merril	6/30/2012		7.07%		116,000	116,000
Wakefield—ARL Mob Wachovia	5/11/2017		5.89%		3,412	3,412
Wakefield—Ascend Colonial	5/31/2012		7.52%		6,500	6,500
Wakefield—Colonial Dova	8/31/2012		7.32%		6,500	6,500
Wakefield—Colonial 6 Alfs	11/1/2012		6.98%		19,653	19,653
Wakefield—St Francis	9/31/2010		LIBOR + 2.00%		11,400	11,400
Aurora	7/11/2016		6.22%		33,500	33,500
DSG	10/11/2016		6.17%		34,545	34,648
Keene	2/1/2016		5.85%		6,859	6,882
Fort Wayne	1/1/2015		6.41%		3,537	3,555
Portland	6/17/2014		7.34%		4,944	4,984
Milpitas	3/6/2017		5.95%		22,857	22,959
Fort Mill	4/6/2017		5.63%		27,700	27,700
Reading	1/1/2015		5.58%		14,329	14,387
Reading	1/1/2015		6.00%		5,000	5,000
Alliance	12/6/2017		6.48%		23,970	24,032
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014		6.64%		10,355	10,692
Aurora	5/11/2012		7.37%		—	—
Fort Mill	4/6/2017		6.21%		3,152	3,208
Exchangeable Senior Notes(2)	6/15/2027		7.25%		172,500	172,500
Repurchase obligations	See Repurchase Obligations below		LIBOR varies		—	1,864

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

Bonds payable(2)
N-Star IV	7/1/2040	LIBOR + 0.62% (average spread)	300,000	300,000
N-Star VI	6/1/2041	3 month LIBOR + 0.56% (average spread)	283,200	310,500
N-Star VII	6/22/2051	LIBOR + 0.34% (average spread)	510,800	510,800
N-Star VIII	2/1/2041	LIBOR + 0.58% (average spread)	514,885	532,885
Abacus NS2	8/28/2046	LIBOR + 4.41% (average spread)	—	—
Liability to subsidiary trusts issuing preferred securities(2)(3)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	37,600	37,600
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	35,100

			$3,864,562	$3,945,538

(1)
Refer to Note 18 for details on the refinancing of these facilities.

(2)
Contractual amounts due may differ from the carrying value on the condensed consolidated balance sheets due to the fair value accounting option under SFAS 159. See Note 3

(3)
The liability to subsidiary trusts for Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.70% to 3.25%. The Company entered into interest rate swap agreements on Trusts V, VI, VII and VIII which fix the interest rates for 10 years at 8.16%, 8.02%, 7.60% and 8.29%, respectively.

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of March 31, 2008 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities(1)	Exchangeable Senior Notes(1)	Bonds Payable(1)
2008	$466,175	$4,130	$462,045	$—	$—	$—	$—
2009	434,472	10,805	—	423,667	—	—	—
2010	96,765	96,765	—	—	—	—	—
2011	14,330	14,330	—	—	—	—	—
2012	164,036	164,036	—	—	—	—	—
Thereafter	2,688,784	621,141	—	—	286,258	172,500	1,608,885

Total	$3,864,562	$911,207	$462,045	$423,667	$286,258	$172,500	$1,608,885

(1)
Scheduled principal payments may differ from the carrying value on the condensed consolidated balance sheets due to the fair value accounting option under SFAS 159. See Note 3.

        At March 31, 2008, the Company was in compliance with all covenants under its borrowings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

10. Related Party Transactions

Advisory Fees

        The Company has agreements with each of N-Star I, N-Star II, N-Star III, N-Star V and N-Star IX to perform certain advisory services. The Company earned total fees of approximately $2.2 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the three months ended March 31, 2008, the Company earned $0.1 million in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. Wakefield Capital Management Inc. is owned by the partners who own Chain Bridge. The Company incurred $0.9 million and $0.6 million in management fees for the three months ended March 31, 2008 and 2007, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services, as described in Note 8. The Company has incurred $1.2 million in management fees for the three months ended March 31, 2008, which is recorded in asset management fees-related parties in the condensed consolidated statement of operations.

11. Equity Based Compensation

  Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of March 31, 2008, the Company has issued an aggregate of 7,307,156 LTIP Units, net of forfeitures, and 325,459 shares of common stock pursuant to the Stock Incentive Plan. Of the 7,307,156 LTIP Units, 5,009,706 vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period so long as the recipient continues to be an eligible recipient, and 2,297,450 vest over 16 consecutive quarters with the first quarter being January 29, 2008. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $4.9 million and $2.1 million related to the amortization of awards granted under this plan for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there were approximately 5,491,515 unvested LTIP Units and 7,007 LTIP Units were forfeited during the period. The related compensation expense to be recognized over

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

11. Equity Based Compensation (Continued)

the remaining vesting period of all of the Company's LTIP grants is $52.4 million, provided there are no forfeitures.

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

        An aggregate of 698,142 shares of common stock of the Company were reserved and authorized for issuance under the Incentive Bonus Plan, subject to equitable adjustment upon the occurrence of certain corporate events. All units under the plan were allocated to employees of the Company. The Company's compensation committee has established the return hurdle for these performance periods as an annual return on paid in capital as defined in the plan, equal to or greater than 12.5%. If the Company achieves these return hurdles, the vested awards may be paid in cash, shares of common stock, LTIP Units or other share based form.

        The Company achieved the performance hurdles for both performance periods in 2006 and 2007 and all units reserved under this plan were granted to each of the participants that was an employee at the conclusion of the last performance period in November 2007. The Company has recognized zero and $0.7 million of compensation expense in the condensed consolidated financial statements for the three months ended March 31, 2008 and 2007, respectively.

  Employee Outperformance Plan

        In connection with the employment agreement of the Company's head of its real estate securities business, he was eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount). During the term of the employment agreement, the Company had the option of terminating this incentive compensation arrangement by paying an amount based on a multiple of the estimated annual bonus participation amount. If the Company exercised this buyout option, the fixed amount due for terminating this arrangement would vest ratably and be paid in four installments over a three-year period with 25% paid on termination. If the Company's head of its real estate securities business voluntarily terminated his employment with the Company prior to any exercise of the Company's buyout option, he would be eligible to receive future annual payments based on the future real estate securities annual net profits in excess of the 12% return hurdle on invested capital. The Company has recorded compensation expense under this plan of zero and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. See Note 18 for additional information related to the Company's head of its real estate securities business' terminated employment agreement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

11. Equity Based Compensation (Continued)

  2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a "performance pool" if the Company's total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of the Company's common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee's award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the 2006 Outperformance Plan will be allocated among the Company's employees in accordance with the percentage specified in each employee's award agreement. Although the amount of the awards earned under the 2006 Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) "Stock Based Compensation." The fair value of the 2006 Outperformance Plan on the date of adoption was determined by the Company to be $4.1 million. In connection with its determination, the Company retained a firm that had experience in appraising similar plans and considered such appraisal in its determination of the fair value of the 2006 Outperformance Plan. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $0.3 million for each of the three months ended March 31, 2008 and 2007.

        The status of our LTIP grants as of March 31, 2008 and December 31, 2007 is as follows (Units in thousands):

	March 31, 2008		December 31, 2007
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	5,484	$11.47	1,683	$9.44
Granted	2,508	8.55	3,826	12.25
Converted to common stock	(325)	9.48	(20)	9.0
Forfeited	(7)	12.52	(5)	16.48

Ending balance(2)	7,660	$10.60	5,484	$11.47

(1)
Reflects balance at January 1, 2008 for the quarter ended March 31, 2008 and January 1, 2007 for the year ended December 31, 2007.
(2)
Reflects balance at March 31, 2008 and December 31, 2007, respectively.

12. Stockholders' Equity

Common Stock

        For the three months ended March 31, 2008, the Company issued a total of 224,434 shares of common stock related to employee compensation arrangements and employee separation agreements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

12. Stockholders' Equity (Continued)

Dividends

        On January 22, 2008, the Company declared a dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock to stockholders of record as of February 5, 2008. The dividends were paid on February 15, 2008.

Earnings Per Share

        Earnings per share for the three months ended March 31, 2008 and 2007 is computed as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Numerator (Income)
Basic Earnings
Net income available to common stockholders	$195,273	$6,350
Effect of dilutive securities
Income allocated to minority interest	23,044	376

Dilutive net income available to stockholders	$218,317	$6,726

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	62,244	61,329
Effect of dilutive securities:
OP/LTIP units	7,345	2,797

Dilutive Shares	69,589	64,126

13. Minority Interest

Operating Partnership

        Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying condensed consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2008 and December 31, 2007, minority interest related to the aggregate limited partnership units of 7,858,964 and 5,683,118, represented an 11.20% and 8.43% interest in the Operating Partnership, respectively.

Joint Ventures

        In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. The joint venture is consolidated in the condensed consolidated financial statements and Chain Bridge's capital is

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

13. Minority Interest (Continued)

treated as minority interest. Income allocated to minority interest for the three months ended March 31, 2008 was $0.1 million.

        In March 2007, the Company formed a joint venture with Monroe. The joint venture is consolidated in the consolidated financial statements and Monroe's capital is treated as minority interest. Income allocated to minority interest for the three months ended March 31, 2008 was $0.2 million.

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

        In January 2008, the Company adopted SFAS 159 and elected the fair value option for its bonds payable and its liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended March 31, 2008, the Company recorded, in earnings, a mark-to-market unrealized loss of $30.3 million and a $1.2 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

        The following tables summarize the Company's derivative financial instruments as of March 31, 2008 and December 31, 2007 (in thousands):

	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of March 31, 2008	$793,957	$(83,497)	4.18%–5.63%	March 2010–August 2018
As of December 31, 2007	856,306	(49,280)	4.18%–6.61%	March 2008–August 2018

Credit Risk Concentrations

        Concentration of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. Approximately 18.7% of the Company's rental and escalation revenue for the three months ended March 31, 2008 is generated from one tenant

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

14. Risk Management and Derivative Activities (Continued)

in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

15. Off Balance Sheet Arrangements

Term Debt Transactions

        The Company has interests in four term debt transactions, N-Star I, N-Star II, N-Star III and N-Star V, which are structured as collateralized debt obligations and whose term notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the preferred equity or the income notes of each term debt transaction, which are the equity securities of the term debt issuances, and, with the exception of N-Star I, all of the below investment grade term debt notes of each term debt transaction. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these term debt issuances as an annual collateral management fee. The Company's interest in each of the four term debt transactions is accounted for as a single debt security available for sale pursuant to EITF 99-20.

        The following tables describe certain terms of the collateral for and the notes issued by N-Star I, N-Star II, N-Star III and N-Star V at March 31, 2008 and December 31, 2007 (in thousands):

	Collateral—March 31, 2008				Term Notes—March 31, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 3/31/08	Stated Maturity
N-Star I(2)	8/21/03	$319,906	6.45%	4.40	$300,729	6.17%	8/01/2038
N-Star II	7/01/04	334,764	6.21	4.74	298,702	5.49	6/01/2039
N-Star III	3/10/05	404,682	5.90	4.88	358,810	5.53	6/01/2040
N-Star V	9/22/05	495,971	5.68	6.84	456,319	4.83	9/05/2045

Total		$1,555,323	6.01%	5.37	$1,414,560	5.43%

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

15. Off Balance Sheet Arrangements (Continued)

Equity Notes of Collateralized Loan Obligations

        In December 2006, the Company acquired 40% of the residual equity interests in a Collateralized Loan Obligation ("CLO") originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. The Company also acquired a 12.5% and 33.5% residual equity interest in two third party CLO's. The equity interests are currently yielding an internal rate of return ranging from approximately 15% to 18%. The CLOs were determined to be variable interest entities under Fin 46(R)-6 and the Company was determined not to be the primary beneficiary; therefore, the financial statements of the CLOs are not consolidated into the condensed consolidated financial statements of the Company. The Company's residual combined equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The combined fair market value was $21.8 million and $28.6 million at March 31, 2008 and December 31, 2007, respectively.

        The Company's potential loss in its off balance sheet investments is limited to the carrying value of its investment, which was $87.4 million, and $102.5 million, at March 31, 2008 and December 31, 2007, respectively.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

16. Segment Reporting (Continued)

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

        The following table summarizes segment reporting for the three months ended March 31, 2008 and 2007 (in thousands):

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Corporate Loans	Unallocated(1)	Consolidated Total
Total revenues for the three months ended
March 31, 2008	$44,628	$29,111	$14,849	$10,866	$275	$99,729
March 31, 2007	41,230	20,313	20,161	—	2,550	84,254
Income (loss) from continuing operations before minority interest for the three months ended
March 31, 2008	234,366	(1,886)	(27,252)	4,502	14,063	223,793
March 31, 2007	15,983	(514)	2,247	—	(9,629)	8,087
Net income (loss) for the three months ended
March 31, 2008	209,628	(1,687)	(24,375)	4,027	12,911	200,504
March 31, 2007	15,983	(561)	2,247	—	(10,006)	7,663
Total assets as of
March 31, 2008	$2,259,695	$1,260,214	$482,696	$505,677	$53,936	$4,562,218

(1)
Unallocated includes corporate level interest income, interest expense and general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the three months ended March 31, 2008 and 2007 is presented below (in thousands):

	March 31,
	2008	2007
The acquisition of available for sale securities with warehouse deposit	$—	$24,203
Real estate debt investment pay-down due from servicer	(1,525)	(37,820)
Write-off of deferred financing cost in connection with FAS 159 implementation	34,605	—
Initial mark-to-market adjustment in connection with FAS 159 implementation	(340,835)	—
Elimination of available for sale securities due to acquisition of consolidated liabilities	—	(5,317)
Reduction of mortgage notes and loans payable due to acquisition of consolidated asset and release of mortgage escrow	—	1,066
Elimination of bonds payable due to acquisition of consolidated assets	—	(23,750)
Allocation of purchase price of operating real estate to deferred cost	—	(15,703)

18. Subsequent Events

Securities Fund

        On April 10, 2008, the Company contributed an additional $16.0 million to the Securities Fund and increased its ownership interest to approximately 45%.

Jean-Michel Wasterlain

        Jean-Michel Wasterlain, an Executive Vice President, left the Company as of April 11, 2008. As a result, Mr. Wasterlain's employment agreement with the Company was terminated effective April 11, 2008. Mr. Wasterlain was not entitled to any severance, bonus or other payments or awards as a result of his departure. However, pursuant to Mr. Wasterlain's Outperformance Bonus Plan, Mr. Wasterlain is deemed to have a vested interest in, and may continue to receive the following: (i) 20% of the bonus participation amount relating to fee streams and securities investments that were made in the 12 months prior to April 11, 2008; (ii) 40% of the bonus participation amount relating to fee streams and securities investments that were made more than 12 months and less than 24 months prior to April 11, 2008; (iii) 60% of the bonus participation amount relating to fee streams and securities investments that were made more than 24 months and less than 36 months prior to April 11, 2008; (iv) 80% of the bonus participation amount relating to fee streams and securities investments that were made more than 36 months and less than 48 months prior to April 11, 2008; and (v) 100% of the bonus participation amount relating to fee streams and securities investments that were made more than 48 months prior to April 11, 2008.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Amount in Thousands, Except per Share Data
(Unaudited)

18. Subsequent Events (Continued)

Dividends

        On April 22, 2008, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on May 15, 2008 to the stockholders of record as of the close of business on May 5, 2008.

Monroe Capital

        On May 7, 2008, the Company completed a recapitalization of its middle market corporate lending venture known as Monroe Capital. As part of the recapitalization, a money-manager invested approximately $87.2 million of cash equity capital into the business, the Company contributed $6.8 million and the lender, under two consolidated revolving credit facilities totaling $800 million of capacity and having $423 million of outstanding at March 31, 2008, which we refer to as the MC Facility and the MC VFCC Facility, extinguished a portion of the outstanding debt balance and refinanced the remaining indebtedness in the form of a private CLO match funding the underlying assets. The Company also contributed its CLO equity interests into the recapitalized entity. Upon completion of the recapitalization transaction, the new investor became the manager of the assets and the Company deconsolidated the venture and prospectively will use the equity method of accounting for the investment. As part of this recapitalization, the Company terminated its joint venture with Monroe Management.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward-Looking Statements

        This report contains information that may constitute "forward-looking statements." Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

Introduction

        We primarily derive revenues from interest income on the real estate debt investments that we originate with borrowers or acquire from third parties, our corporate loan investments and our real estate securities in which we invest. We generate rental income from our net lease investments. We also generate interest revenues from our ownership interest in non-consolidated securities term debt transaction issuances and advisory fee income and income from our unconsolidated ventures. Other income comprises a much smaller and more variable source of revenues and is generated principally from fees associated with early loan repayments and gains/losses from sales of securities.

        We primarily derive income through the difference between the interest and rental income we are able to generate from our investments and the cost at which we are able to obtain financing for our investments. In order to protect this difference, or "spread", we seek to match-fund our investments using secured sources of long-term financing such as term debt transaction financings, mortgage financings and long-term unsecured subordinate debt. Match-funding means that we try to obtain debt with maturities equal to our asset maturities and borrow funds at interest rate benchmarks similar to our assets. Match-funding results in minimal impact to spread when interest rates are rising and falling and minimizes refinancing risk since our asset maturities match those of our debt.

Profitability and Performance Metrics

        We calculate several metrics to evaluate the profitability and performance of our business.

  •
  Adjusted funds from operations: ("AFFO") (see "Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations for a description of this metric).

  •
  Return on Equity ("ROE"), before and after general and administrative expenses. We calculate return on equity using AFFO, inclusive and exclusive of general and administrative expenses,

    divided by average common book equity during the period as a measure of the profitability generated by our assets and company on common stockholders' equity invested.

  •
  Assets Under Management ("AUM") growth is a key driver of our ability to grow our earnings.

        Credit Risk Management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income.

        Corporate Expense Management influences the profitability of our business. We must balance making appropriate investments in our infrastructure and employees with a recognition that our accounting, finance, legal and risk management infrastructure does not directly generate quantifiable revenues for us. We frequently refer to general and administrative expenses, excluding stock-based compensation expense, divided by total revenues as a measure of our efficiency in managing expenses.

        Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of our AUM growth.

Outlook and Recent Trends

        In early 2007, the subprime residential lending and single family housing markets began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets even though underlying fundamentals outside of the residential real estate sector continued to show strong performance and credit metrics. Although we do not have any direct subprime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. The U.S. Federal Reserve, or the "Federal Reserve," has responded to these conditions by lowering the federal funds rate from a high of 5.25% in September 2007 to as low as 2.00% as of May 8, 2008; however, many economists believe that the U.S. economy is either near or in a recession.

        Low interest rates are generally good for commercial real estate values because the discount rate applied to underlying cash flows should be lower, and low rates are also good for loan credit because debt service costs are lower while underlying values are supported. Notwithstanding liquidity infusion by the Federal Reserve, capital markets conditions remain challenging.

        Weaker macroeconomic conditions combined with the continued lack of liquidity in the U.S. commercial real estate market continue to pressure underlying real estate values. Property types most directly and immediately impacted by these weaker conditions include residential condominium projects in markets which experienced a high level of development during the residential market boom, such as in South Florida, Las Vegas and areas of California. Multi-family properties located in nearby areas have generally been impacted by the oversupply of condominiums because many of these projects are being converted into competing rental properties. Two of our assets, which are first mortgages totaling $35.1 million, have multi-family rental collateral properties located in South Florida and are experiencing weak operating performance due to conversions of condominiums to rental properties. Also, hotels are generally most immediately impacted by changing economic conditions because revenues are generated on a nightly basis, based on room rates and occupancy. The next most sensitive real estate class to changing economic conditions is retail, followed by office and industrial properties. Office, industrial and retail property types have longer-term, multi-year leases and therefore reset to market on a lagging basis. The degree to which commercial real estate values are impacted by weaker economic conditions will be determined primarily by the length that such conditions exist and the severity of contraction.

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

        We responded to these difficult conditions by decreasing investment activity when we observed deteriorating residential market conditions. We expect credit to continue to be challenging well into 2008 and believe we have the resources to quickly identify potential issues and to act aggressively to protect our invested capital.

        Approximately $4.0 billion of our term debt transaction liabilities (including the off-balance sheet and on-balance sheet financings) are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital which is repaid and reinvested in this market. Approximately $389.0 million of our funded loan commitments have their initial maturity date in 2008; however, all of the loans contain extension options of at least six months (many subject to performance criteria) so it is difficult to estimate how much capital from initial maturities or prepayments may be recycled into higher earning investments in 2008.

        Although lower overall interest rates should cushion declines in real estate values and mitigate credit pressures, lower floating interest rates result in lower overall earnings for us. This holds true even when the underlying asset is perfectly match funded with similar debt because we do not finance 100% of the asset. Because portions of all of our assets, which are predominantly floating rate, are funded with equity, lower interest rates result in lower earnings. Furthermore, lower market liquidity levels tend to decrease prepayment activity which may result in lower other income and early recognition of loan discounts and fees compared to prior periods, as well as defer our ability to reinvest proceeds in new, higher yielding assets without having to repay the liabilities. Additionally, decreasing real estate values and weaker collateral operating performance due to economic conditions may result in our recognizing higher credit loss reserve levels than in the past.

        Our near-term business plan assumes that we are able to recycle equity capital from lower return-generating assets, such as our net leased healthcare portfolio, and that we are able to reinvest these proceeds in a current market that we believe can provide a greater level of returns due to a lack of liquidity and competition. Our plan also assumes that we can successfully continue to generate other income levels consistent with or greater than in the past, given our larger asset base, and can manage credit so that future credit losses, while higher than prior periods, will not be significantly greater than in the past. Our future level of earnings and dividends in this low interest rate and liquidity environment is dependent upon our ability to successfully execute these plans.

        We believe that in the longer term, liquidity and attractive pricing could return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively finance new investment activity. We believe these sources will include term loans from financial institutions and life companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

        Investors are encouraged to read the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2007.

Risk Management

        We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." Based on the quarterly reviews, assets are put on an internal "Watch List" if we believe there is greater near-term risk that we could lose invested capital and/or there is a situation at the underlying collateral which requires intensive risk management and portfolio management resources. A Watch List asset does not necessarily mean it is non-performing or that there has been an impairment to our loan basis, but indicates our view that the risk of the asset becoming non-performing or impaired is much greater than in the overall portfolio. As of March 31, 2008, we had six assets on our Watch List totaling $96.6 million, which represents approximately 2.1% of total assets.

        As of March 31, 2008, no assets were delinquent on required principal or interest payments according to the underlying loan terms and no assets were considered non-performing. During the first quarter we took a $750,000 credit loss provision for a $19.5 million first mortgage loan secured by two multi-family properties located in San Antonio, Texas. The loan is paying current; however, in our opinion the borrower does not have adequate financial resources to continue to invest in the asset to maintain its value and we are working with the borrower on a plan to potentially foreclose on and to sell the collateral to a more financially capable owner/operator.

Critical Accounting Policies

        The following is a summary of our critical accounting policies. Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2007 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting policies" for a full discussion of our critical accounting policies.

  Valuation of Financial Instruments

        Proper valuation of financial instruments is a critical component of our financial statement preparation. We adopted the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS 157") effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants at the measurement date (i.e., the exit price).

        We have categorized our financial instruments, based on the priority of the inputs to the valuation technique, into a three level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

        Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. Government and agency securities, and certain other sovereign government obligations).
Level 2.	Financial assets and liabilities whose values are based on the following:
	a)	Quoted prices for similar assets or liabilities in active markets (for example, restricted stock);
	b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
c)
Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and
d)
Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (for example, certain mortgage loans).
Level 3.
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, certain commercial mortgage whole loans, and long-dated or complex derivatives including certain foreign exchange options and long dated options on gas and power).

        The fair value of our financial instruments are based on observable market prices when available. Such prices are based on the last sales price on the date of determination, or, if no sales occurred on such day, at the "bid" price at the close of business on such day and if sold short at the "asked" price at the close of business on such day. Interest rate swap contracts are valued based on market rates or prices obtained from recognized financial data service providers. Generally these prices are provided by a recognized financial data service provider.

        We have valued our financial instruments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some financial instruments little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involves a significant degree of management's judgment.

        Investments for which market prices are not observable are generally investments in equity or income notes of term debt transactions, equity interests in collateralized loan obligations and trust preferred securities. Fair values of these investments are determined by reference to market rates or prices provided by the underwriters of the structured securities or cash flow models utilizing an internal rate of return provided by the underwriters of the term debt or CLO transaction. An analysis is applied to the estimated future cash flows using various factors depending on the investments, including various reinvestment parameters.

        Liabilities for which market prices are not generally observable include our liability to subsidiary trusts issuing preferred securities. The fair value of these debt instruments are based upon an analysis of other instruments issued by us that are currently actively traded including our preferred stock and exchangeable senior notes. An analysis is performed on the implied credit spreads that could be observed for these instruments. We believe that the credit spreads for our preferred stock and exchangeable senior notes are valid proxies for those of the liability to subsidiary trusts issuing preferred securities because they share many of the same structural and credit features. However, in deriving appropriate credit spreads for the liability to subsidiary trusts issuing preferred securities on the basis of observed credit spreads for preferred stock and exchangeable senior notes, several adjustments are made to reflect the differences between these instruments and the liability to subsidiary trusts issuing preferred securities.

        We also adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") effective January 1, 2008 and we have elected to fair value certain financial instruments. The change in fair value of these instruments is recorded in unrealized gain (loss) on investments and other in the condensed consolidated statement of operations. See Note 3 to the condensed consolidated financial statements for further information.

Recent Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is effective for us on January 1, 2009. We are currently evaluating the impact that the adoption of SFAS 161 will have on our financial condition, results of operations, and disclosures.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Revenues

  Interest Income

        Interest income for the three months ended March 31, 2008 totaled $63.7 million, representing an increase of $5.4 million, or 9%, compared to $58.3 million for the three months ended March 31, 2007. The increase was attributable to the full quarter benefit in 2008 of the $1.3 billion of investments acquired in the first quarter of 2007. We also originated and acquired commercial real estate debt, commercial real estate securities and corporate debt subsequent to March 31, 2007 that had a net book value of $1.2 billion. The interest income from these investments was partially offset by approximately $844.5 million of investment repayments subsequent to March 31, 2007, resulting in a net increase to interest income of approximately $17.0 million. In addition, as a result of the sale of certain assets to the Securities Fund and the lower average LIBOR rate of approximately 200 basis points, there was an offsetting decrease in interest income of approximately $11.6 million quarter over quarter.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended March 31, 2008 totaled $3.8 million, representing an increase of $0.8 million, or 27%, compared to $3.0 million for the three months ended March 31, 2007. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated term debt transactions. All of our real estate securities term debt transactions completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the three months ended March 31, 2008 totaled $29.0 million, representing an increase of $9.7 million, or 50%, compared to $19.3 million for the three months ended March 31, 2007. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture. These acquisitions collectively contributed $7.1 million of additional rental income. Other net lease properties acquired during the three months ended, or subsequent to, March 31, 2007, contributed additional rental and escalation income of $2.3 million and rent increases at various properties, which are based on CPI indices, resulted in additional rental income of $0.3 million for the three months ended March 31, 2008.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended March 31, 2008 totaled $2.3 million, representing an increase of approximately $0.9 million, or 64%, compared to $1.4 million for the three months ended March 31, 2007. The majority of the increase was attributable to the advisory fees earned on N-Star IX of $0.8 million, which were formerly eliminated in consolidation and fees earned on the Securities Fund of $0.1 million. In July 2007, we sold our equity interest in N-Star IX to the Securities Fund. As a result of the sale, N-Star IX is no longer consolidated into our financial statements, but we continue to earn management fees from the financing.

  Other Revenue

        Other revenue for the three months ended March 31, 2008 totaled $1.0 million, representing a decrease of $1.2 million, or 55%, compared to $2.2 million the three months ended March 31, 2007. Other revenue for three months ended March 31, 2008 consisted primarily of $0.3 million in prepayment penalties, $0.3 million of exit fees, $0.2 million in unused credit line fees, $0.1 million in draw fees and $0.1 million miscellaneous other revenue. Other revenue for the three months ended March 31, 2007 included $1.0 million of recurring income from premiums received on credit default swaps related to Abacus NS2, $0.3 million related to a one-time consent fee on the early repayment of one of our real estate securities investments, $0.7 million in prepayment penalties and loan assumption fees from loans in our real estate debt portfolio and $0.2 million of net expense reimbursements from tenants in our net lease portfolio.

Expenses

  Interest Expense

        Interest expense for the three months ended March 31, 2008 totaled $54.9 million, representing an increase of $7.3 million, or 15%, compared to $47.6 million for the three months ended March 31, 2007. Interest expense for the three months ended March 31, 2008 includes the impact of the June 2007 closing of our $172.5 million exchangeable senior notes offering and the March 2007 and June 2007 private placement of $72.7 million of trust preferred debt resulting in additional interest expense of approximately $4.1 million, additional mortgage loans payable due to acquisitions in our net lease portfolio resulting in $5.2 additional interest expense, increased term loan balance resulting in $3.1 million additional interest expense, the addition of $423.3 million in financing from our MC Facility and our MC VFCC Facility resulting in $5.0 million additional interest expense and the full quarter impact of the Euro-note resulting in $2.0 million additional interest expense. These increases were partially offset by the sale of N-Star IX to the Securities Fund, decreasing interest expense by $3.8 million, the paydown of repurchase obligations resulting in decreased interest expense of $1.1 million, and decreased interest expense of $7.4 million on N-Star IV, VI, VII and VIII bonds payable due to debt paydowns decreases in LIBOR and the effect of net settlements on interest rate swaps being recorded in unrealized gain (loss) on investments and other as the result of the SFAS 159 election on the underlying debt.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended March 31, 2008 totaled $2.0 million, representing an increase of $0.1 million, or 5%, compared to $1.9 million for three months ended March 31, 2007. The increase was attributable to net lease property acquisitions.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended March 31, 2008 totaled $2.1 million, representing an increase of $1.5 million, or 250%, compared to $0.6 million for the three months ended March 31, 2007. The increase was primarily attributable to our Monroe Management joint venture, which was formed in March 2007 and increased fees in our Wakefield joint venture resulting from healthcare property acquisitions. We incurred $1.3 million of advisory fees to Monroe Management for the three months ended March 31, 2008 and $0.8 million and $0.6 million of advisory fees to Wakefield Capital Management for the three months ended March 31, 2008 and 2007, respectively.

  Provision for Loan Loss

        Provision for loan loss for the three months ended March 31, 2008 totaled $0.8 million. The provision for loan loss was taken against a $19.5 million first mortgage asset backed by two multi-family properties. There was no provision for loan loss for the three months ended March 31, 2007.

  General and Administrative

        General and administrative expenses for the three months ended March 31, 2008 totaled $18.1 million, representing an increase of $3.4 million, or 23%, compared to $14.7 million for the three months ended March 31, 2007. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended March 31, 2008 totaled $11.7 million, representing an increase of approximately $2.9 million, or 33%, compared to $8.8 million, for the three months ended March 31, 2007. The increase was attributable to a $3.3 million increase related to equity-based compensation, which was partially offset by a $0.4 million decrease related to salaries due to lower staffing levels resulting from decreased investment activity. The $3.3 million increase in equity-based compensation expense was attributable to an increase of approximately $2.7 million of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan relating to grants issued in the fourth quarter 2007 and first quarter 2008, an increase of $0.8 million in additional equity-based compensation granted in connection with employee compensation arrangements and an increase of $1.1 million in connection with employee separation agreements. The increase was offset by a decrease of $0.7 million relating to the Long Term Incentive Bonus Plan, which was fully vested as of September 30, 2007, and a decrease in equity-based compensation expense of $0.6 million related to our Employee Outperformance Plan.

        Auditing and professional fees for the three months ended March 31, 2008 totaled $2.4 million, representing a decrease of $0.3 million, or 11%, compared to $2.7 million for the three months ended March 31, 2007. The decrease was primarily attributable to lower legal fees for general corporate work and investment activities, recruiting fees, and fees related to agreed upon procedures in connection with term debt transactions.

        Other general and administrative expenses for the three months ended March 31, 2008 totaled $3.9 million, representing an increase of approximately $0.7 million, or 22%, compared to $3.2 million for the three months ended March 31, 2007. The increase was primarily attributable to increases in legal fees and other costs related to investment initiatives not ultimately consummated during the three months ended March 31, 2008.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended March 31, 2008 totaled $9.9 million, representing an increase of $3.3 million, or 50%, compared to $6.6 million for the three months ended March 31, 2007. This increase was primarily attributable to $319.4 million of net lease acquisitions made subsequent to March 31, 2007.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the three months ended March 31, 2008 totaled a loss of $0.2 million, representing a decrease of $0.2 million, compared to earnings of $16,000 for the three months ended March 31, 2007. In July 2007, we closed our Securities Fund, retaining a 25.7% interest that was accounted for under the equity method of accounting. For the three months ended March 31, 2008, we recognized equity in loss of $0.6 million from the Securities Fund, of which $4.4 million was the unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund, and equity in loss of $0.5 million on the LandCap joint venture. The losses were partially offset by our investment in Monroe Management, which we recognized $0.9 million equity in earnings for the three months ended March 31, 2008.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other increased by approximately $219.4 million for the three months ended March 31, 2008 to a gain of $212.1 million, compared to a loss of $7.3 million for the three months ended March 31, 2007. The unrealized gain on investments for the three months ended March 31, 2008 consisted primarily of unrealized gains related to SFAS 159 mark-to-market adjustments of $103.5 million on N-Star VIII bonds payable, $76.5 million on N-Star IV bonds payable, $64.9 million on N-Star VII bonds payable, $46.7 million on N-Star VI bonds payable, $32.8 million on liability to subsidiary trusts issuing preferred securities and $1.1 million on exchangeable senior notes, offset partially by unrealized losses related to SFAS 159 mark-to-market adjustments of $73.9 million on N-Star VII available for sale securities, $7.7 million on N-Star IV available for sale securities and $31.5 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting under SFAS 133. The unrealized loss on investment for the three months ended March 31, 2007 consisted of a $3.9 million mark-to-market loss on a term debt transaction warehouse agreement as a result of a decline in the fair market value of collateral held in the warehouses, and a $4.1 million mark-to-market loss on credit default swaps. Both mark-to-market adjustments resulted from credit spread widening in the commercial real estate securities markets precipitated by credit issues in the residential sub-prime lending markets. This negative adjustment was slightly offset by a $0.6 million unrealized gain related to the ineffective portion of one of our interest rate swaps in N-Star IX.

  Realized Gain on Investments and Other

        The realized gain of $10,000 for the three months ended March 31, 2008 is comprised of a $117,000 gain on foreign currency translation on our Euro-note, partially offset by a loss of $107,000 on the sale of two corporate loan investments. The realized gain of $2.5 million for the three months ended March 31, 2007 represented the increase in fair value related to the net carry of securities during the warehouse period of $1.3 million which was realized at the close of N-Star IX and a gain of $1.5 million on the early redemption of REIT debt securities in N-Star VII, partially offset by a realized loss of $0.3 million on the closing of short securities position.

  Income from Discontinued Operations, Net of Minority Interest

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In 2007, our Wakefield venture sold two assisted care living facilities, which were held for sale at March 31, 2007 and closed in April 2007. Accordingly, these operations were reclassified to income from discontinued operations. We had no discontinued operations for the three months ended March 31, 2008.

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

        Our total available liquidity at March 31, 2008 was approximately $312.1 million, including $139.5 million of unrestricted cash and cash equivalents, $72.6 million of cash in our term debt transactions, which is available for reinvestment within the term debt transaction, and $100.0 million of available undrawn liquidity under our unsecured credit facility.

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

        During the three months ended March 31, 2008, we issued a total of approximately 34,243 common shares pursuant to the Plan for a gross sales price of approximately $0.3 million.

Cash Flows

        The net cash flow provided by operating activities of $23.9 million, decreased by $1.5 million for the three months ended March 31, 2008 from $25.4 million for the three months ended March 31, 2007. This was primarily due to the lower libor rates which decreased interest income generated from our asset base.

        The net cash flow provided by investing activities was $91.4 million for the three months ended March 31, 2008 compared to the net cash used by investing activities of $1.7 billion of cash used in investing activities for the three months ended March 31, 2007. The primary source of the cash provided by investing activities in 2008 was a result of the payoffs and principal paydowns of our real estate debt investments and corporate loan investments combined with decreased investment activity.

        The net cash flow used in financing activities was $129.7 million for the three months ended March 31, 2008 compared to $1.6 billion of cash provided by financing activities for the three months ended March 31, 2007. The primary source of cash flow used in financing activities was the paydown of our bonds, credit facilities, and secured term loan as a result of principal paydowns of our assets.

Contractual Obligations and Commitments

        As of March 31, 2008, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 Years
Mortgage notes	$897,700	$2,918	$104,012	$174,222	$616,548
Mezzanine loan payable	13,507	1,212	3,558	4,144	4,593
Exchangeable senior notes	172,500	—	—	—	172,500
Bonds payable	1,608,885	—	—	—	1,608,885
Credit facilities	462,045	462,045	—	—	—
Secured term loan	423,667	—	423,667	—	—
Liability to subsidiary trusts issuing preferred securities	286,258	—	—	—	286,258
Capital leases(1)	16,973	355	974	982	14,662
Operating leases	80,575	4,146	11,260	10,983	54,186
Placement fees	2,228	1,620	608	—	—
Outstanding unfunded commitments(2)	523,574	378,959	130,642	4,498	9,475

Total contractual obligations	$4,487,912	$851,255	$674,721	$194,829	$2,767,107

(1)
Includes interest on the capital leases.

(2)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $523.6 million, of which a minimum of $295.0 million will be funded within our existing term debt transactions. Fundings are categorized by estimated funding period. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Assuming lenders will advance 75% of the $228.6 million of our future funding commitments outside of the term debt transactions, our equity requirement would be approximately $57.2 million. Based on these assumptions, we believe we have adequate liquidity to meet our existing future funding commitments.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of March 31, 2008, we were in compliance with all financial and non-financial covenants in our debt agreements.

Off-Balance Sheet Arrangements

Term Debt Issuances

        The terms of the portfolio of real estate securities held by the term debt transactions are structured to be matched with the terms of the non-recourse term debt liabilities. These term debt liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the term debt liabilities when these payments are actually received. There is no refinancing risk associated with the term debt liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. Term debt transactions produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the term debt transaction liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. Our term debt transactions have not incurred any losses on any of their securities investments from the date of purchase through March 31, 2008. We receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the term debt transactions, as well as collateral advisory fees and interest income on the unrated income notes of the term debt transactions.

        The following tables describe certain terms of the collateral for and the notes issued by term debt transactions at March 31, 2008 (dollars in thousands):

					Term Notes—March 31, 2008
	Collateral—March 31, 2008
						Weighted Average Interest Rate at 3/31/08
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)		Stated Maturity
N-Star I(2)	8/21/03	$319,906	6.45%	4.40	$300,729	6.17%	8/01/2038
N-Star II	7/01/04	334,764	6.21	4.74	298,702	5.49	6/01/2039
N-Star III	3/10/05	404,682	5.90	4.88	358,810	5.53	6/01/2040
N-Star V	9/22/05	495,971	5.68	6.84	456,319	4.83	9/05/2045

Total		$1,555,323	6.01%	5.37	$1,414,560	5.43%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        Any potential losses in our off balance sheet term debt transactions is limited to the carrying value of our investment of $68.6 million at March 31, 2008.

CLO Equity Notes

        We own a 40% residual equity interests in a CLO originated by Monroe Capital, LLC. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. We also acquired a 12.5% and 33.5% residual equity interest in two third party CLOs. Based on the projected future cash flows, the equity interests are yielding an internal rate of return ranging from approximately 15% to 18%. The CLOs were determined to be variable interest entities under Fin 46(R)-6 and we were determined not to be the primary beneficiary, therefore, the financial statements are not consolidated into our condensed consolidated financial statements. Our residual equity interests are accounted for as debt securities available for sale pursuant to EITF 99-20. The fair market value was $21.8 million at March 31, 2008.

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, we closed on $109.0 million of equity capital for its Securities Fund, an investment vehicle in which we intend to prospectively conduct our real estate securities investment business.

        We are the manager and general partner of the Securities Fund. We will typically receive base management fees ranging from 1.0% to 2.0% per annum on third-party capital, and we are entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods.

        During the first quarter 2008, the Securities Fund made all cash deposits that it was obligated to make under its $250 million warehouse agreement maturing May 1, 2008. Subsequently during the quarter, the lender made additional margin calls as a result of declining values of the securities financed under the warehouse. The Securities Fund was under no obligation to make further collateral deposits and determined not to do so, which triggered the lender's right to take control of the collateral. As of March 31, 2008, the lender had not liquidated the collateral and the Securities Fund estimated that it could recover $1.0 million of its deposits based on the market values of the underlying securities. During the first quarter 2008, the Securities Fund also monetized investment positions which were established to hedge its exposure to declining values in the warehouse securities, thereby offsetting the recognized loss from the warehouse. The net realized gain, as of March 31, 2008, on the two transactions was $11.3 million, of which $3.4 million represents our share of the realized gain. The actual amount of cash deposits recovered from the lender upon liquidation of the collateral, if any, will be based on proceeds received on sale of the securities, which are controlled by the lender.

        At March 31, 2008, we had invested a total of $32.4 million and the carrying value of our investment was $22.2 million, representing a 30% interest in the Securities Fund. We also had advanced $10.0 million to the Securities Fund under a revolving credit agreement which was paid in full as of March 31, 2008. For the three months ended March 31, 2008, we recognized equity in loss of $0.6 million, of which $4.4 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund. We also earned $0.1 million of management fees from the Securities Fund for the three months ended March 31, 2008.

Recent Developments

Securities Fund

        On April 10, 2008, we contributed an additional $16.0 million to the Securities Fund and increased our ownership interest to approximately 45%.

Jean-Michel Wasterlain

        Jean-Michel Wasterlain, an Executive Vice President of the Company, left the Company as of April 11, 2008. As a result, Mr. Wasterlain's employment agreement with the Company was terminated effective April 11, 2008. Mr. Wasterlain was not entitled to any severance, bonus or other payments or awards as a result of his departure. However, pursuant to Mr. Wasterlain's Outperformance Bonus Plan, Mr. Wasterlain is deemed to have a vested interest in, and may continue to receive the following: (i) 20% of the bonus participation amount relating to fee streams and securities investments that were made in the 12 months prior to April 11, 2008; (ii) 40% of the bonus participation amount relating to fee streams and securities investments that were made more than 12 months and less than 24 months prior to April 11, 2008; (iii) 60% of the bonus participation amount relating to fee streams and securities investments that were made more than 24 months and less than 36 months prior to April 11, 2008; (iv) 80% of the bonus participation amount relating to fee streams and securities investments that were made more than 36 months and less than 48 months prior to April 11, 2008; and (v) 100% of the bonus participation amount relating to fee streams and securities investments that were made more than 48 months prior to April 11, 2008.

Dividends

        On April 22, 2008, we declared a dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on May 15, 2008 to the stockholders of record as of the close of business on May 5, 2008.

Monroe Capital

        On May 7, 2008, we completed a recapitalization of our middle market corporate lending venture known as Monroe Capital. As part of the recapitalization, a money-manager invested approximately $87.2 million of cash equity capital into the business, we contributed $6.8 million and the lender, under two consolidated revolving credit facilities totaling $800 million of capacity and having $423 million of outstanding at March 31, 2008, extinguished a portion of the outstanding debt balance and refinanced the remaining indebtedness in the form of a private collateralized loan obligation match funding the underlying assets. We also contributed our ownership CLO equity interests into the recapitalized entity. Upon completion of the recapitalization transaction, the new investor became the manager of the assets and we deconsolidated the venture and prospectively will use the equity method of accounting for the investment. As part of this recapitalization, we terminated our joint venture with Monroe Management.

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

  •
  the amortization or accrual of various deferred costs including intangible assets and equity based compensation; and

  •
  an adjustment to reverse the effects of non-cash unrealized gains/(loss).

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before minority interest for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Funds from Operations:
Income from continuing operations before minority interest	$223,793	$8,087
Minority interest in joint ventures	(245)	—

Income from continuing operations before minority interest in operating partnership	223,548	8,087
Adjustments:
Preferred dividend	(5,231)	(1,313)
Depreciation and amortization	9,938	6,590
Funds from discontinued operations	—	22
Real estate depreciation and amortization—unconsolidated ventures	247	249

Funds from Operations	$228,502	$13,635

Adjusted Funds from Operations:
Funds from Operations	$228,502	$13,635
Straight-line rental income, net	(757)	(324)
Straight-line rental income, discontinued operations	—	10
Straight-line rental income, unconsolidated ventures	(46)	(60)
Amortization of equity-based compensation	6,991	3,731
Fair value lease revenue (SFAS 141 adjustment)	(306)	(176)
Unrealized(gains)/losses from mark-to-market adjustments	(214,558)	8,010
Unrealized losses from mark-to-market adjustments, unconsolidated ventures	4,355	—

Adjusted Funds from Operations	$24,181	$24,826

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

Return on Average Common Book Equity (including and excluding G&A and one-time items)
(dollars in thousands)

		Three Months Ended March 31, 2008		Annualized March 31, 2008(2)	Year Ended December 31, 2007
Adjusted Funds from Operations (AFFO)		$24,181	[A]	$96,724	$95,683
Plus: Fund Raising Fees and Other Joint Venture Costs		—			6,295

AFFO, excluding Fund Raising Fees and Other Joint Venture Costs		24,181	[B]	96,724	101,978
Plus: General & Administrative Expenses		18,054			56,561
Plus: General & Administrative Expenses from Unconsolidated Ventures		595			4,810
Less: Equity-Based Compensation and Straight-Line Rent included in G&A		6,995			16,214

AFFO, excluding G&A		35,835	[C]	143,340	147,135
Average Common Book Equity & Operating Partnership Minority Interest(1)	[D]	$628,494			$442,018
Return on Average Common Book Equity (including G&A)	[A]/[D]	15.4%			21.6%
Return on Average Common Book Equity (excluding Fund Raising and Other Joint Venture Costs)	[B]/[D]	15.4%			23.1%
Return on Average Common Book Equity (excluding G&A)	[C]/[D]	22.8%			33.3%

(1)
Average Common Book Equity & Operating Partnership Minority Interest computed using beginning and ending of period balances. ROE will be impacted by the timing of new investment closings and repayments during the quarter.

(2)
Annualized numbers are calculated by taking the current quarter amounts and multiplying by four.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At March 31, 2008, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $32.1 million, offset by an increase in our interest expense of approximately $25.4 million on our variable rate liabilities.

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

        The real estate securities underlying our investment grade term debt transactions are also subject to spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available for sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

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

        In January 2008, we adopted SFAS 159 and elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended March 31, 2008, we recorded, in earnings, a mark-to-market unrealized loss of $30.3 million and a $1.2 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

        The following tables summarize our derivative financial instruments as of March 31, 2008 (in thousands).

	Notional Amount	Fair Value	Range of Strike Rate	Range of Maturity
Interest rate swaps and basis swaps	793,957	(83,497)	4.18%–5.63%	March 2010–August 2018

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits

(a)
Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 27, 2005)
3.4	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)
3.5	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)
3.6	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.1	Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.2	NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.3	LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC (incorporated by reference to Exhibit 10.10 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.4	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.11 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.5	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

10.6	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.7	Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.8	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.9	Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.10	Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.11	Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.12	Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.13	Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.14	Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)
10.15	Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.16	Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.17	Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A. (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.18	Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)
10.19	Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.20	Amended and Restated Trust Agreement, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.47 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.21	Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.22	Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.23	Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)
10.24	Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.25	Amended and Restated Trust Agreement, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.26	Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.27	Master Repurchase Agreement, dated as of August 8, 2007, by and among NRFC JP Holdings, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.56 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.28	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.29	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.30	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.31	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Richard J. McCready (incorporated by reference to Exhibit 99.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.32	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel Raffe (incorporated by reference to Exhibit 99.5 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.33	Credit Agreement, dated as of November 6, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XII, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.34	Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.54 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.
Date: May 9, 2008	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer

QuickLinks

NORTHSTAR REALTY FINANCE CORP. QUARTERLY REPORT For the Three Months Ended March 31, 2008
TABLE OF CONTENTS
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Amounts in Thousands)
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
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Amount in Thousands, Except per Share Data (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Return on Average Common Book Equity (including and excluding G&A and one-time items) (dollars in thousands)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits
SIGNATURES