Form 10-Q
period 2008-06-30
NORTHSTAR REALTY
filed 2008-08-08
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

        The Company has one class of common stock, par value $0.01 per share, with 62,860,030 shares outstanding as of August 7, 2008.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2008

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS:
Cash and cash equivalents	$136,844	$153,829
Restricted cash	149,454	202,295
Operating real estate—net	1,130,106	1,134,136
Available for sale securities, at fair value	442,987	549,522
Collateral held by broker	—	12,746
Real estate debt investments, net	2,073,326	2,007,022
Corporate loan investments	—	457,139
Investments in and advances to unconsolidated ventures	96,568	33,143
Receivables, net of allowance of $0 and $1 in 2008 and 2007, respectively	20,530	32,141
Unbilled rents receivable	7,166	5,684
Deferred costs and intangible assets, net	84,136	126,677
Other assets	36,142	78,448

Total assets	4,177,259	4,792,782

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Mortgage notes and loans payable	910,028	912,365
Exchangeable senior notes, measured at fair value as of June 30, 2008	212,950	172,500
Bonds payable, measured at fair value as of June 30, 2008	1,138,919	1,654,185
Credit facilities	47,114	501,432
Secured term loans	457,959	416,934
Liability to subsidiary trusts issuing preferred securities, measured at fair value as of June 30, 2008	138,520	286,258
Repurchase obligations	2,024	1,864
Securities sold, not yet purchased, at fair value	—	12,856
Obligations under capital leases	3,568	3,541
Accounts payable and accrued expenses	14,612	34,893
Escrow deposits payable	56,511	65,445
Derivative liability, at fair value	41,666	49,280
Other liabilities	38,826	40,695

Total liabilities	3,062,697	4,152,248
Minority interest in operating partnership	51,419	7,534
Minority interest in joint ventures	12,803	14,961
Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,858,625 and 61,719,469 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	628	617
Additional paid-in capital	606,413	595,418
Retained earnings (deficit)	282,700	(40,075)
Accumulated other comprehensive loss	(80,773)	(179,293)

Total stockholders' equity	1,050,340	618,039

Total liabilities and stockholders' equity	$4,177,259	$4,792,782

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(unaudited)		(unaudited)
Revenues and other income:
Interest income	$49,885	$79,900	$113,590	$138,204
Interest income—related parties	3,582	2,966	7,343	5,931
Rental and escalation income	29,020	21,871	57,977	41,203
Advisory and management fee income—related parties	6,546	1,394	8,876	2,815
Other revenue	3,983	1,329	4,959	3,561

Total revenues	93,016	107,460	192,745	191,714
Expenses:
Interest expense	45,875	64,546	100,822	112,103
Real estate properties—operating expenses	2,037	1,956	4,085	3,898
Asset management fees—related parties	933	733	3,039	1,378
Fundraising fees, debt issuance costs and other	4,948	—	4,948	—
Provision for loss on investments	2,500	—	3,250	—
General and administrative:
Salaries and equity based compensation(1)	9,925	8,859	21,655	17,650
Auditing and professional fees	1,234	1,298	3,675	4,003
Other general and administrative	3,528	4,080	7,411	7,283

Total general and administrative	14,687	14,237	32,741	28,936
Depreciation and amortization	9,977	7,841	19,915	14,431

Total expenses	80,957	89,313	168,800	160,746
Income (loss) from operations	12,059	18,147	23,945	30,968
Equity in (loss)/earnings of unconsolidated ventures	(5,440)	(600)	(5,618)	(584)
Unrealized gain (loss) on investments and other	(29,661)	(887)	182,414	(8,178)
Realized gain (loss) on investments and other	7,074	(14)	7,084	2,527

Income (loss) from continuing operations before minority interest	(15,968)	16,646	207,825	24,733
Minority interest in operating partnership	2,212	(779)	(20,832)	(1,155)
Minority interest in joint ventures	448	(136)	203	(136)

Income (loss) from continuing operations	(13,308)	15,731	187,196	23,442
Income (loss) from discontinued operations, net of minority interest	—	(8)	—	(56)

Net income (loss)	(13,308)	15,723	187,196	23,386
Preferred stock dividends	(5,231)	(4,758)	(10,462)	(6,071)

Net income (loss) available to common stockholders	$(18,539)	$10,965	$176,734	$17,315

Net income (loss) per share from continuing operations (basic/diluted)	$(0.30)	$0.18	$2.82	$0.28
Income per share from discontinued operations (basic/diluted)	—	—	—	—
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	—	—	—

Net income (loss) available to common stockholders	$(0.30)	$0.18	$2.82	$0.28

Weighted average number of shares of common stock:
Basic	62,708,688	61,378,154	62,662,208	61,354,049
Diluted	70,192,538	64,419,056	69,799,329	64,398,513
(1)
The three months ended June 30, 2008 and 2007 include $5,966 and $4,158 of equity based compensation expense, respectively. The six months ended June 30, 2008 and 2007 include $12,957 and $7,889 of equity based compensation expense, respectively.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net income/(loss) available to common shareholders	$(18,539)	$10,965	$176,734	$17,315
Unrealized gain (loss) on available for sale securities	(2,211)	(38,372)	(13,755)	(42,108)
Change in fair value of derivatives	3,395	32,146	(2,454)	31,356
Reclassification adjustment for gains/(losses) included in net income	22,508	(27)	23,763	(43)

Comprehensive Income	$5,153	$4,712	$184,288	$6,520

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)
Net cash provided by operating activities	$45,632	$51,776
Cash flows from investing activities:
Acquisition of operating real estate, net	(10,604)	(590,797)
Acquisition of available for sale securities	(46,757)	(744,237)
Proceeds from disposition of securities available for sale	6,115	88,225
Available for sale securities repayments	2,924	46,508
Increase in term debt transaction warehouse deposits	—	(18,000)
Acquisitions/originations of real estate debt investments	(203,909)	(939,596)
Real estate debt investments repayments	152,799	276,375
Proceeds from sale of real estate debt investments	30,400	—
Real estate debt investments acquisition costs	(90)	(2,489)
Restricted cash for investment activities	(103,988)	(226,563)
Investing deposits	(6,000)	(7,300)
Corporate debt investment acquisitions	(16,362)	(258,270)
Proceeds from sale of corporate debt investment	102,574	—
Corporate debt investment repayment	24,985	169
Investment in and advances to unconsolidated ventures	(28,733)	(99)
Distributions from unconsolidated ventures	4,000	247
Other loans repayment	10,000	8,178

Net cash used in investing activities	(82,646)	(2,367,649)
Cash flows from financing activities:
Collateral held by broker	12,746	(12,479)
Securities sold, not yet purchased	—	28,472
Settlement of short sale	(12,778)	(16,370)
Collateral held by swap counter party	(8,880)	—
Mortgage notes and loan borrowings	—	435,464
Mortgage principal repayments	(2,337)	(2,615)
Borrowings under credit facilities	36,546	1,139,442
Repayments on credit facilities	(112,900)	(463,435)
Repurchase obligation borrowings	2,024	22,974
Repurchase obligation repayments	(1,863)	(43,612)
Proceeds from bonds	65,000	806,960
Bond repayments	(78,300)	(53,594)
Other loans payable	—	13,300
Borrowing under secured loan	62,603	101,513
Secured term loan repayment	(30,433)	—
Borrowings from subsidiary trusts issuing preferred securities	—	72,500
Payment of deferred financing costs	(225)	(22,172)
Capital contributions by joint venture	—	1,562
Distribution to joint venture	(122)	—
Restricted cash for financing activities	89,083	—
Term debt bond repurchases	(20,628)	—
Proceeds from exchangeable senior notes	80,000	172,500
Proceeds from preferred stock offering	—	190,000
Proceeds from common stock offering	—	564
Proceeds from dividend reinvestment and stock purchase plan	1,599	—
Dividends (common and preferred) and distributions	(60,928)	(51,765)
Offering costs	(178)	(6,703)

Net cash provided by financing activities	20,029	2,312,506
Net decrease in cash & cash equivalents	(16,985)	(3,367)
Cash & cash equivalents—beginning of period	153,829	44,753

Cash & cash equivalents—end of period	$136,844	$41,386

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

        At June 30, 2008, the Company and Chain Bridge had total invested equity of $198.2 million and $12.8 million, respectively. The Company controls all major decisions of the joint venture. Accordingly, the joint venture's financial statements are consolidated into the Company's consolidated financial statements and Chain Bridge's capital is treated as minority interest.

  Monroe Capital NorthStar Funding, LLC

        In March 2007, the Company entered into a joint venture with Monroe Capital Holdco, LLC, or "Monroe," which served as a platform for originating middle-market loans. The joint venture originated, structured and syndicated middle-market corporate loans, including middle-market loans to highly leveraged borrowers.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization—(Continued)

        On May 7, 2008, the Company completed a recapitalization of this middle-market corporate lending venture. As part of the recapitalization, an institutional money-manager invested approximately $87.2 million of cash equity into the business and the Company contributed $6.8 million of new equity capital and its CLO equity interests. The lender under two consolidated revolving credit facilities totaling $800.0 million of capacity and having $378.0 million of outstanding at May 7, 2008, which we refer to as the MC Facility and the MC VFCC Facility, extinguished a portion of the outstanding debt balance and refinanced the remaining indebtedness in the form of a private CLO which match funded the underlying assets. The venture was also permitted to sell a portion of the loan collateral and to use the cash to make new corporate loan investments.

        In connection with the recapitalization, the Company recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction to its investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio, which were recorded in realized gain (loss) on investments and other in the condensed consolidated statement of operations. The new investor became the controlling manager of the entity and the Company deconsolidated the venture. Additionally, as part of this recapitalization, the Company terminated its joint venture with Monroe Management.

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company's December 31, 2007 consolidated financial statements included in its annual report on Form 10-K.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies—(Continued)

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

  Fair Value Option

        In accordance with SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), the Company had the one-time option to elect fair value on January 1, 2008 for its existing financial assets and liabilities. For all new financial instruments, the Company has the one-time option to elect fair value for these financial assets or liabilities on the election date, as defined in SFAS 159. The changes in the fair value of these instruments are recorded in unrealized gain (loss) on investments and other in the condensed consolidated statements of operations.

Available for Sale Securities

        The Company carries its available for sale securities at fair market value with the net unrealized gains or losses reported as a component of other comprehensive income; however, available for sale securities for which the Company has elected the fair value option under SFAS 159 are carried at fair value with the net unrealized gains or losses reported in the condensed consolidated statements of operations.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies—(Continued)

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 will be effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact that the adoption of SFAS 161 could have on its financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies—(Continued)

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company is currently evaluating the potential impact that the adoption of SFAS 162 could have on its financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for financial statements issued and for fiscal years and interim periods after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the potential impact that the adoption of FSP APB 14-1 could have on its financial statements.

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

  •
  N-Star IV, VI, VII and VIII bonds payable;

  •
  Liabilities to subsidiary trusts issuing preferred securities; and

  •
  7.25% exchangeable senior notes.

        During the quarter ended June 30, 2008, the Company elected the fair value option for its 11.50% exchangeable senior notes issued in May 2008 and its equity investment in its corporate lending business.

        The Company has elected the fair value option for the above financial instruments for the purpose of enhancing the transparency of its financial condition.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

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
Level 3.
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, beneficial interest in securitizations and long-dated or complex derivatives, including certain foreign exchange options and long-dated options on gas and power).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 by level within the fair value hierarchy (in thousands):

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$297,091	$—	$297,091
Real estate term debt—N-Star	—	17,895	—	17,895
Real estate term debt—Third party	—	3,935	—	3,935
REIT debt	—	73,507	—	73,507
Term debt equity—N-Star	—	—	41,851	41,851
Trust preferred securities	—	—	8,708	8,708
Corporate lending investment	—	—	48,798	48,798

Total assets	$—	$392,428	$99,357	$491,785

Liabilities:
Exchangeable senior notes	$—	$212,950	$—	$212,950
N-Star IV,VI, VII and VIII bonds payable	—	1,138,919	—	1,138,919
Liability to subsidiary trusts issuing preferred securities	—	—	138,520	138,520
Derivative liability	—	41,666	—	41,666

Total liabilities	$—	$1,393,535	$138,520	$1,532,055

        As of June 30, 2008, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

        The following table presents additional information about the Company's available for sale securities, liabilities to subsidiary trusts issuing preferred securities and corporate lending investment

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for sale securities	Liability to subsidiary trusts issuing preferred securities	Corporate lending investment
Beginning balance:	$80,851	$168,454	$81,314
Total losses (realized or unrealized):			—
Included in earnings	3,557	—	32,516
Included in other comprehensive loss	26,735	—	—
Total gains (realized or unrealized):			—
Included in earnings	—	29,934	—
Included in other comprehensive loss	—	—	—
Transfers in (out) of Level 3	—	—	—

Ending balance	$50,559	$138,520	$48,798

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$3,557	$29,934	$32,516

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

        The following table sets forth the Company's financial instruments for which the fair value option was elected:

Financial Instruments, at Fair Value	June 30, 2008	December 31, 2007
Assets:
Available for sale securities:
CMBS	$297,091	$342,353
Real estate term debt—N-Star	15,287	18,507
Real estate term debt—Third party	3,935	12,159
REIT debt	73,507	80,292
Trust preferred securities	8,708	12,264
Corporate lending investment	48,798	—

Total assets	$447,326	$465,575

Liabilities:(1)
Exchangeable senior notes	212,950	172,500
N-Star IV,VI, VII and VIII bonds payable	1,138,919	1,654,185
Liability to subsidiary trusts issuing preferred securities	138,520	286,258

Total liabilities	$1,490,389	$2,112,943

    (1)
    Liabilities are carried at historical amortized cost as of December 31, 2007.

        The following table presents a summary of existing eligible financial assets and financial liabilities for which the fair value option was elected on January 1, 2008 and the cumulative-effect adjustment to retained earnings recorded in connection with the initial adoption of SFAS 159.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

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

        The following table presents the difference between fair values and the aggregate contractual principal amounts of assets and liabilities, for which the fair value option has been elected:

	Fair Value at June 30, 2008	Principal Amount Due Upon Maturity(1)	Difference
Assets:
Available for sale securities:
CMBS	$297,091	$478,378	$(181,287)
Real estate term debt—N-Star	15,287	38,451	(23,164)
Real estate term debt—Third party	3,935	16,576	(12,641)
REIT debt	73,507	84,183	(10,676)
Trust preferred securities	8,708	15,000	(6,292)
Corporate lending investment	48,798	81,314	(32,516)

Total assets	$447,326	$713,902	$(266,576)

Liabilities:
Exchangeable Senior Notes	212,950	252,500	(39,550)
N-Star IV,VI, VII and VIII bonds payable	1,138,919	1,606,285	(467,366)
Liability to subsidiary trusts issuing preferred securities	138,520	286,258	(147,738)

Total Liabilities	$1,490,389	$2,145,043	$(654,654)

(1)
At June 30, 2008, the basis in our corporate lending investment was $81.3 million. We have elected the fair value option pursuant to SFAS 159 for this investment which is accounted for under the equity method of accounting. The fair value of our investment at June 30, 2008 was $48.8 million.

        For the three and six months ended June 30, 2008, the Company recognized a net loss of $62.3 million and a net gain of $181.9 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's condensed consolidated statement of operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Operating Real Estate

        The Company made the following acquisitions from January 1, 2008 through June 30, 2008:

        A $4.0 million acquisition of four skilled nursing facilities totaling 40,369 square feet located in Ohio and Wisconsin, in January 2008. The properties are net leased to a single tenant under a lease that expires in December 2017. The acquisition was purchased with cash.

Discontinued Operations

        The condensed consolidated statement of operations for the three and six months ended June 30, 2007, includes results of operations of real estate assets sold or held for sale. These assets include two assisted care living facilities which were held for sale on June 30, 2007. There were no discontinued operations for the three and six months ended June 30, 2008.

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue:
Rental and escalation income	$—	$38
Interest and other

Total revenue	—	38
Expenses:
Real estate property operating expenses
General and administrative expenses	—	1
Interest expense	5	20
Depreciation and amortization	4	31

Total expenses	9	52
Income (loss) from discontinued operations	(9)	(14)
Gain (loss) on disposition of discontinued operations	—	(45)

Income (loss) from discontinued operations, before minority interest	(9)	(59)
Minority interest	1	3

Income (loss) from discontinued operations, net of minority interest	$(8)	$(56)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at June 30, 2008 and December 31, 2007 (in thousands):

June 30, 2008	Carrying Value	SFAS 159(2) Transition Adjustment	Losses in Accumulated OCI	Unrealized Gain on Investments	Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$446,135	$(64,816)	$—	$3	$(84,231)	$297,091
Real estate term debt—N-Star	49,222	(17,616)	(10,432)	—	(3,279)	17,895
Real estate term debt—Third party	16,094	(3,896)	—		(8,263)	3,935
REIT debt	82,661	(2,276)	—	—	(6,878)	73,507
Term debt equity	68,586	—	(26,735)	—	—	41,851
Trust preferred securities	15,000	(2,736)	—	—	(3,556)	8,708

Total	$677,698	$(91,340)	$(37,167)	$3	$(106,207)	$442,987

(1)
Approximately $322.9 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

        At June 30, 2008, the maturities of the available for sale securities ranged from three to 45 years.

(2)
Adjusted for securities sold and paid off in the current year in the amount of $374.

December 31, 2007	Carrying Value	Gains in Accumulated OCI	Losses in Accumulated OCI	Estimated Fair Value(1)
CMBS	$419,835	$987	$(73,253)	$347,569
Real estate term debt—N-Star	36,123	—	(17,616)	18,507
Real estate term debt—Third party	16,055	—	(3,896)	12,159
REIT debt	82,568	—	(2,276)	80,292
Term debt equity	67,825	—	(22,960)	44,865
Corporate CLO	50,697	—	(16,831)	33,866
Trust preferred securities	15,000	—	(2,736)	12,264

Total	$688,103	$987	$(139,568)	$549,522

(1)
Approximately $405.0 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction issuance and the balance is financed under other borrowing facilities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments

        At June 30, 2008 and December 31, 2007, the Company held the following real estate debt investments (in thousands):

June 30, 2008	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,095,997	52.9%	—%	3.24%	56
Whole loans, fixed rate	61,901	3.0	9.65	—	7
Subordinate mortgage interests, floating rate	186,227	9.0	—	3.49	14
Mezzanine loans, floating rate	537,179	25.9	—	4.59	16
Mezzanine loan, fixed rate	168,820	8.1	11.11	—	16
Other loans—floating	16,609	0.8	—	1.60	2
Other loans—fixed	6,593	0.3	5.53	—	1

Total/Weighted average	$2,073,326	100.0%	10.58%	3.64%	112

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $442.0 million related to these investments, of which a minimum of $278.8 million is expected to be funded within the Company's existing term debt transactions and require no additional capital from the Company.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments—(Continued)

        The Company has identified one real estate debt investment as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. The Company's maximum exposure to loss would not exceed the carrying amount of its investment of $32.3 million. For all other investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

        As of June 30, 2008 and December 31, 2007, all loans were current on principal and interest payments in accordance with the terms of the loan agreement. However, for the three and six months ended June 30, 2008, the Company recorded a credit loss provision of $2.5 million and $3.3 million, respectively, related to loans on its watch list.

        Contractual maturities of real estate debt investments at June 30, 2008 are as follows:

Years Ending December 31:	Initial Maturity	Maturity Including Extensions
2008 (remainder)	353,137	18,611
2009	631,376	97,306
2010	517,795	312,096
2011	216,050	634,087
2012	184,438	690,134
Thereafter	191,100	341,662

Total	2,093,896	2,093,896

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

7. Corporate Loan Investments

        At June 30, 2008, the Company held no corporate debt investments as a result of the recapitalization and deconsolidation of the Monroe joint venture. See Note 1 for additional information regarding the Monroe recapitalization.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Corporate Loan Investments—(Continued)

        At December 31, 2007, the Company held the following corporate debt investments (dollars in thousands):

December 31, 2007	Carrying Value(1)	Allocation by Investment Type	Average Spread Over LIBOR/Prime	Number of Investments
First lien note	$421,973	92.3%	2.96%	100
Second lien note	35,166	7.7	6.02	8

Total/Weighted average	$457,139	100.0%	3.19%	108

(1)
Approximately $366.8 million and $90.3 million of these investments served as collateral for our MC Facility and our MC VFCC Facility, respectively, and the Company had future funding commitments totaling $14.3 million related to these investments.

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

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At June 30, 2008 and December 31, 2007, the Company had an investment in CS/Federal of approximately $7.5 million and $7.8 million, respectively, and recognized equity in earnings of $0.2 million and $0.5 million, respectively.

Monroe Capital Management Advisors, LLC

        In March 2007, the Company entered into a joint venture with Monroe Management, a Chicago-based firm, and acquired a 49.9% non-controlling interest in Monroe Management. Monroe Management originated, structured and syndicated middle-market corporate loans for Monroe Capital and provided asset management services. On May 7, 2008, the Company terminated its joint venture

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures—(Continued)

with Monroe Management upon the completion of the recapitalization of Monroe Capital. See Note 1 for additional information regarding the Monroe recapitalization.

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option under SFAS 159 for its equity investment. As of June 30, 2008, the fair market value of the Company's investment in the corporate lending venture was $48.8 million. For the period from May 8, 2008 to June 30, 2008, the Company recognized equity in earnings of $0.5 million and an unrealized loss of $32.5 million related to the fair value adjustment on its equity investment. See Note 1 for additional information regarding the Monroe recapitalization.

NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At June 30, 2008 and December 31, 2007, the Company had an investment in the Trusts of approximately $3.8 million.

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

        During the second quarter 2008, the Company invested an additional $16.0 million in the Securities Fund. At June 30, 2008, the Company had invested a total of $48.4 million in the Securities Fund and the carrying value of its investment was $33.3 million, representing a 45.9% interest. Additionally, during the second quarter 2008, the Company sold 67% of its N-Star IX advisory fee income stream to the Securities Fund for $8.8 million. The Securities Fund owns all of the equity in the N-Star IX term financing but the Company retained the advisory fees when N-Star IX was sold to the Securities Fund at its inception. The Company recognized $4.8 million of advisory fee income from the sale and deferred the remaining $4.0 million, which represented the Company's ownership interest in

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures—(Continued)

the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned.

        For the three months ended June 30, 2008, the Company recognized equity in loss of $5.0 million, of which $5.3 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund. The Company also earned $0.2 million of management fees from the Securities Fund for the three months ended June 30, 2008. For the six months ended June 30, 2008, the Company recognized equity in loss of $5.6 million, of which $9.6 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund. The Company also earned $0.3 million of management fees from the Securities Fund for the six months ended June 30, 2008.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, to form LandCap Partners, which is referred to as LandCap. LandCap seeks to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The venture is managed by professionals who have extensive experience in the single family housing sector. The Company has sole discretion with respect to funding its portion of any investment decisions relating to LandCap and accounts for its investment under the equity method of accounting. At June 30, 2008 the Company's investment in LandCap is carried at $3.2 million, which includes the Company's contribution to LandCap of $5.6 million made during the second quarter 2008 less the Company's $2.4 million share of LandCap's losses from the cumulative general and administrative expenses since inception. On June 30, 2008, LandCap made an investment totaling $11.2 million. In addition, the Company advanced approximately $2.0 million under a $2.5 million loan agreement to LandCap, which bears interest at a fixed rate of 12% and was included in other assets in the condensed consolidated balance sheets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of June 30, 2008 and December 31, 2007 (in thousands):

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at June 30, 2008	Balance at December 31, 2007
Credit Facilities
MC Facility(1)	3/31/2008	3/31/2008	LIBOR + 0.75%	—	—	374,459
MC Facility VFCC(1)	7/29/2008	7/29/2010	Commercial Paper Rate + 0.75%	—	—	71,037
JP Facility	8/7/2008	8/7/2010	LIBOR + 0.05% to 1.75%	350,000	47,114	55,936

Total Credit Facilities				350,000	47,114	501,432
Term Loans
WA Term Loan(2)	11/6/2009	11/6/2010	LIBOR + 2.00%	455,131	317,091	308,588
Euro—note	11/6/2009	11/6/2010	3 month Euribor + 2.0%	116,630	116,630	108,346
LB Term Loan	2/9/2009	2/9/2012	LIBOR + 1.50%	24,238	24,238	—

Total Credit Facilities & Term Loans				945,999	505,073	918,366

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015		5.65%		43,072	43,219
Salt Lake City	9/1/2012		5.16%		16,049	16,231
EDS	10/8/2015		5.37%		48,039	48,371
Executive Center	1/1/2016		5.85%		51,480	51,480
Green Pond	4/11/2016		5.68%		17,446	17,480
Indianapolis	2/1/2017		6.06%		28,600	28,600
Wakefield GE	8/30/2010		6.93%		67,586	67,586
Wakefield—Park National	1/11/2014		5.94%		33,300	33,300
Wakefield—GE—WLK	1/11/2017		6.49%		160,000	160,000
Wakefield—GE—Tusc & Harmony	1/11/2017		6.59%		7,875	7,875
Wakefield—Harmony FNMA	2/1/2017		6.39%		75,000	75,000
Wakefield—Grove City	2/1/2038		5.45%		1,875	1,887
Wakefield—Lancaster	6/1/2037		6.40%		2,620	2,636
Wakefield—Marysville	6/1/2037		6.40%		1,683	1,693
Wakefield—Washington	10/1/2038		6.65%		1,985	1,995
Wakefield—Miller Merril	6/30/2012		7.07%		116,000	116,000
Wakefield—ARL Mob Wachovia	5/11/2017		5.89%		3,412	3,412
Wakefield—Ascend Colonial	5/31/2012		7.52%		6,500	6,500
Wakefield—Colonial Dova	8/31/2012		7.32%		6,500	6,500
Wakefield—Colonial 6 Alfs	11/1/2012		6.98%		19,653	19,653
Wakefield—St Francis	9/31/2010		LIBOR + 2.00%		11,400	11,400
Aurora	7/11/2016		6.22%		33,500	33,500
DSG	10/11/2016		6.17%		34,446	34,648
Keene	2/1/2016		5.85%		6,837	6,882
Fort Wayne	1/1/2015		6.41%		3,518	3,555
Portland	6/17/2014		7.34%		4,905	4,984
Milpitas	3/6/2017		5.95%		22,757	22,959
Fort Mill	4/6/2017		5.63%		27,700	27,700
Reading	1/1/2015		5.58%		14,271	14,387
Reading	1/1/2015		6.00%		5,000	5,000
Alliance	12/6/2017		6.48%		23,908	24,032
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014		6.64%		10,012	10,692
Aurora	5/11/2012		7.37%		—	—
Fort Mill	4/6/2017		6.21%		3,099	3,208
Exchangeable Senior Notes(3)	6/15/2027		7.25%		172,500	172,500
Exchangeable Senior Notes ("NNN Notes")(3)	6/15/2013		11.50%		80,000	—
Repurchase obligations	Varies		LIBOR varies		2,024	1,864
Bonds payable(3)
N-Star IV	7/1/2040		LIBOR + 0.62% (average spread)		296,500	300,000
N-Star VI	6/1/2041		3 month LIBOR + 0.56% (average spread)		286,700	310,500
N-Star VII	6/22/2051		LIBOR + 0.36% (average spread)		504,300	510,800
N-Star VIII	2/1/2041		LIBOR + 0.57% (average spread)		518,785	532,885
Liability to subsidiary trusts issuing preferred securities(3)(4)
Trust I	3/30/2035		8.15%		41,240	41,240
Trust II	6/30/2035		7.74%		25,780	25,780
Trust III	1/30/2036		7.81%		41,238	41,238
Trust IV	6/30/2036		7.95%		50,100	50,100
Trust V	9/30/2036		3 month LIBOR		30,100	30,100
			2.70%
Trust VI	12/30/2036		3 month LIBOR		25,100	25,100
			2.90%
Trust VII	4/30/2037		3 month LIBOR		37,600	37,600
			2.50%
Trust VIII	7/30/2037		3 month LIBOR		35,100	35,100
			2.70%

					$3,562,168	$3,945,538

(1)
Refer to Note 1 for details on the termination of these facilities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings—(Continued)

(2)
The Company had an additional $138.0 million of availability under the revolving component of the term loan.

(3)
Contractual amounts due may differ from the carrying value on the condensed consolidated balance sheets due to the fair value accounting option under SFAS 159. See Note 3

(4)
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

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of June 30, 2008 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities(1)	Exchangeable Senior Notes(1)	Repurchase Obligations	Bonds Payable(1)
2008	$50,066	$2,952	$47,114	$—	$—	$—	$—	$—
2009	470,788	10,805	—	457,959	—	—	2,024	—
2010	96,765	96,765	—	—	—	—	—	—
2011	14,330	14,330	—	—	—	—	—	—
2012	164,036	164,036	—	—	—	—	—	—
Thereafter	2,766,183	621,140	—	—	286,258	252,500	—	1,606,285

Total	$3,562,168	$910,028	$47,114	$457,959	$286,258	$252,500	$2,024	$1,606,285

(1)
Scheduled principal payments may differ from the carrying value on the condensed consolidated balance sheets due to the fair value accounting option under SFAS 159. See Note 3.

        At June 30, 2008, the Company was in compliance with all covenants under its borrowings.

Bonds Payable Repurchases

        During the second quarter 2008, the Company repurchased $7.1 million of Class B, AA rated notes and $8.0 million of Class J, BBB rated notes of N-Star VIII, $5.0 million of Class B, AA rated notes and $4.5 million of Class C, single A rated notes of N-Star VI, $6.5 million of Class C, single A rated notes of N-Star VII and $3.5 million of Class C, single A rated notes of N-Star IV for approximately $20.6 million. The Company recorded a realized gain of $7.1 million in connection with the repurchase of notes.

Exchangeable Senior Notes

        In May 2008, NRFC NNN Holdings, LLC ("Triple Net Holdings"), a wholly-owned subsidiary of the Company issued $80.0 million of 11.50% exchangeable senior notes (the "NNN Notes") due in 2013. The NNN Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The NNN Notes pay interest semi-annually on June 15 and December 15, at a rate of 11.50% per annum, and mature on June 15, 2013. The NNN Notes have an initial exchange rate representing an exchange price of approximately $12.00 per share of the Company's common stock, subject to adjustment under certain circumstances. The NNN Notes are senior unsecured obligations of Triple Net Holdings and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2013, and prior to the close of business on the second business day immediately

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings—(Continued)

preceding the maturity date, into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, if any, at the Company's option. The NNN Notes are redeemable, at the Company's option, on and after June 15, 2011. The Company may be required to repurchase the NNN Notes upon the occurrence of certain events. The net proceeds from the offering were approximately $71.4 million, after deducting a $4.6 million security deposit representing one semi-annual interest payment, and issuance fees and expenses. The proceeds of the offering will be used to make additional investments.

        The Company has elected the SFAS 159 fair value option for the NNN Notes. Changes in fair value of the NNN Notes will be recognized in earnings as they occur.

Term Loan

        In June 2008, a wholly owned subsidiary of the Company entered into a $24.2 million term loan agreement with a major commercial bank (the "LB Term Loan"). The collateral for the LB Term Loan is a $44.0 million mezzanine loan position and the Company has guaranteed 50% of such amount. The LB Term Loan matures in February 2009, with three one-year extension options based on the term of the mezzanine loan collateral and bears interest at a spread of 1.50% over one-month LIBOR. The LB Term Loan contains certain covenants including, among others, financial covenants of a minimum tangible net worth and a minimum debt-to-equity ratio.

Unsecured Revolving Line of Credit

        On May 28, 2008, the Company voluntarily terminated the Revolving Credit Agreement, dated November 3, 2006 by the Company and KeyBanc Capital Markets and Bank of America, N.A. (the "Credit Agreement") in order to permit the issuance of the NNN Notes, given certain restrictive covenants set forth in the Credit Agreement. The Credit Agreement had a November 2009 expiration and no amounts were outstanding under the Credit Agreement at the time of termination.

10. Related Party Transactions

Advisory Fees

        The Company has agreements with each of N-Star I, N-Star II, N-Star III, N-Star V and N-Star IX to perform certain advisory services. During the second quarter 2008, the Company sold 67% of its advisory fee income stream, pursuant to its agreement with N-Star IX, to the Securities Fund for $8.8 million. Advisory and management fee income—related parties for the three and six months ended June 30, 2008 includes $4.8 million of additional income as a result of the sale. The Company deferred the remaining $4.0 million, which represents the Company's ownership interest in the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned. The Company earned total fees on these agreements of approximately $6.5 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively and $8.6 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions—(Continued)

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the three and six months ended June 30, 2008, the Company earned $0.2 million and $0.3 million, respectively, in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. Wakefield Capital Management Inc. is owned by the partners who own Chain Bridge. The Company incurred $0.8 million and $0.6 million in management fees for the three months ended June 30, 2008 and 2007, respectively, and $1.7 million and $1.3 million in management fees for the six months ended June 30, 2008 and 2007, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services, as described in Note 1. The Company incurred $0.1 million in management fees for each of the three months ended June 30, 2008 and 2007, and $1.3 million and $0.1 million in management fees for the six months ended June 30, 2008 and 2007, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

        On May 7, 2008, the Company terminated its joint venture with Monroe Management.

11. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of June 30, 2008, the Company has issued an aggregate of 7,492,096 LTIP Units, net of forfeitures and conversions of 527,716 LTIP Units and 374,020 shares of common stock pursuant to the Stock Incentive Plan. Of the 7,492,096 LTIP Units, 5,144,647 vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period so long as the recipient continues to be an eligible recipient, and 2,347,449 vest over 16 consecutive quarters with the first quarter being January 29, 2008. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation—(Continued)

        The Company has recognized compensation expense of $5.2 million and $2.5 million for the three months ended June 30, 2008 and 2007, respectively and $10.1 million and $4.6 million for the six months ended June 30, 2008 and 2007, respectively, related to the amortization of awards granted under this plan. As of June 30, 2008, there were approximately 5,104,982 unvested LTIP Units and 49,047 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of all of the Company's LTIP grants is $47.7 million, provided there are no forfeitures.

Long-Term Incentive Bonus Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (the "Incentive Bonus Plan"), in order to retain and provide incentive to officers and certain key employees of the Company, among others. Up to 2.5% of the Company's total capitalization as of consummation of the IPO is available to be paid under the Incentive Bonus Plan in cash, shares of common stock of the Company or other share-based form at the discretion of the compensation committee of the Company's Board of Directors, if certain return hurdles are met.

        An aggregate of 698,142 shares of common stock of the Company were reserved and authorized for issuance under the Incentive Bonus Plan, subject to equitable adjustment upon the occurrence of certain corporate events. All units under the plan were allocated to employees of the Company. The Company's compensation committee established the return hurdle for these performance periods as an annual return on paid in capital as defined in the plan, equal to or greater than 12.5%.

        The Company achieved the performance hurdles for both performance periods in 2006 and 2007 and all units reserved under this plan were granted to each of the participants that was an employee at the conclusion of the last performance period in November 2007. The Company has recognized, in the condensed consolidated financial statements, zero and $0.6 million compensation expense for the three months ended June 30, 2008 and 2007, respectively, and $0.7 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

Employee Outperformance Plan

        In connection with the employment agreement of the Company's head of its real estate securities business, he was eligible to receive incentive compensation equal to 15% of the annual net profits from the Company's real estate securities business in excess of a 12% return on invested capital (the annual bonus participation amount).

        In April 2008, the Company's head of its real estate securities business left the Company. As a result, his employment agreement with the Company was terminated effective April 11, 2008. He was not entitled to any severance, bonus or other payments or awards as a result of his departure. However, pursuant to his Outperformance Bonus Plan, he is deemed to have a vested interest in, and may continue to receive the following: (i) 20% of the bonus participation amount relating to fee streams and securities investments that were made in the 12 months prior to April 11, 2008; (ii) 40% of the bonus participation amount relating to fee streams and securities investments that were made more than 12 months and less than 24 months prior to April 11, 2008; (iii) 60% of the bonus participation

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation—(Continued)

amount relating to fee streams and securities investments that were made more than 24 months and less than 36 months prior to April 11, 2008; (iv) 80% of the bonus participation amount relating to fee streams and securities investments that were made more than 36 months and less than 48 months prior to April 11, 2008; and (v) 100% of the bonus participation amount relating to fee streams and securities investments that were made more than 48 months prior to April 11, 2008.

        The Company has recorded compensation expense under this plan of zero and $0.4 million for the three months ended June 30, 2008 and 2007, respectively and zero and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.

2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a "performance pool" if the Company's total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of the Company's common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee's award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the 2006 Outperformance Plan will be allocated among the Company's employees in accordance with the percentage specified in each employee's award agreement. Although the amount of the awards earned under the 2006 Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) "Stock Based Compensation." The fair value of the 2006 Outperformance Plan on the date of adoption was determined by the Company to be $4.1 million. In connection with its determination, the Company retained a firm that had experience in appraising similar plans and considered such appraisal in its determination of the fair value of the 2006 Outperformance Plan. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $0.3 million for each of the three months and $0.6 million for each of the six months ended June 30, 2008 and 2007, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation—(Continued)

        The status of our LTIP grants as of June 30, 2008 and December 31, 2007 is as follows (units in thousands):

	June 30, 2008		December 31, 2007
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	5,484	$11.47	1,683	$9.44
Granted	2,558	8.59	3,826	12.25
Converted to common stock	(501)	9.51	(20)	9.0
Forfeited	(49)	9.52	(5)	16.48

Ending balance(2)	7,492	$10.63	5,484	$11.47

(1)
Reflects balance at January 1, 2008 for the quarter ended June 30, 2008 and January 1, 2007 for the year ended December 31, 2007.

(2)
Reflects balance at June 30, 2008 and December 31, 2007, respectively.

12. Stockholders' Equity

        In April 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan, or the Plan, pursuant to which it registered with the Securities and Exchange Commission and reserved for issuance 15,000,000 shares of its common stock. Under the terms of the Plan, stockholders who participate in the Plan may purchase shares of the Company's common stock directly from it, in cash investments up to $10,000. At the Company's sole discretion, it may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 5%. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of the Company's stock. The Company expects to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes.

        In May 2008, the Company entered into an equity distribution agreement with Wachovia Capital Markets, LLC ("Wachovia"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through Wachovia. Wachovia will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement.

Common Stock

        In May 2008, the Company issued 37,812 shares of common stock with a fair value at the date of grant of $0.4 million to its Board of Directors as part of their annual grants.

        For the three and six months ended June 30, 2008, the Company issued a total of zero and 224,434 shares of common stock, respectively, related to employee compensation arrangements and employee separation agreements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity—(Continued)

        For the three and six months ended June 30, 2008, the Company sold a total of 102,000 shares of common stock related to its equity distribution agreement with Wachovia raising net proceeds of approximately $1.0 million, net of $26,000 in commissions.

        For the three and six months ended June 30, 2008, the Company sold a total of 29,607 and 63,850 shares of common stock, respectively, pursuant to the Plan, raising net proceeds of approximately $0.3 million and $0.6 million, respectively.

Dividends

        On January 22, 2008, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 15, 2008 to stockholders of record as of the close of business on February 5, 2008.

        On April 22, 2008, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on May 15, 2008 to the stockholders of record as of the close of business on May 5, 2008.

Earnings Per Share

        Earnings per share for the three and six months ended June 30, 2008 and 2007 is computed as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Numerator (Income)
Basic Earnings
Net income available to common stockholders	$(18,539)	$10,965	$176,734	$17,315
Effect of dilutive securities
Income allocated to minority interest	(2,212)	779	20,832	1,155

Dilutive net income available to stockholders	$(20,751)	$11,744	$197,566	$18,470

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	62,709	61,378	62,662	61,354
Effect of dilutive securities:
OP/LTIP units	7,484	3,041	7,137	3,045

Dilutive Shares	70,193	64,419	69,799	64,399

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Minority Interest

Operating Partnership

        Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying condensed consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2008 and December 31, 2007, minority interest related to the aggregate limited partnership units of 7,492,092 and 5,683,118, represented a 10.65% and 8.43% interest in the Operating Partnership, respectively.

Joint Ventures

        In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. The joint venture is consolidated in the condensed consolidated financial statements and Chain Bridge's capital is treated as minority interest. Income allocated to minority interest for the three and six months ended June 30, 2008 was $0.1 million. Income allocated to minority interest for the three and six months ended June 30, 2007 was $0.1 million.

        In March 2007, the Company formed a joint venture with Monroe. On May 7, 2008, the Company completed a recapitalization of this middle-market corporate lending venture. Upon completion of the recapitalization transaction, the Company deconsolidated the venture. Monroe's capital is no longer a component of minority interest.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities—(Continued)

        In January 2008, the Company adopted SFAS 159 and elected the fair value option for its bonds payable and its liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended June 30, 2008, the Company recorded, in earnings, a mark-to-market unrealized gain of $33.4 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps. For the six months ended June 30, 2008, the Company recorded, in earnings, a mark-to-market unrealized gain of $3.1 million and a $2.6 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

        The following tables summarize the Company's derivative financial instruments as of June 30, 2008 and December 31, 2007 (in thousands):

	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of June 30, 2008	1,495,212	(41,666)	4.18% - 5.63%	October 2009 - August 2018
As of December 31, 2007	856,306	(49,280)	4.18% - 6.61%	March 2008 - August 2018

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one tenant that generates 10% or more of its total revenue. However, approximately 17.7% and 11.1% of the Company's rental and escalation revenue for the six months ended June 30, 2008 is generated from two tenants in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

15. Off Balance Sheet Arrangements

Term Debt Transactions

        The Company has interests in four term debt transactions, N-Star I, N-Star II, N-Star III and N-Star V, which are structured as collateralized debt obligations and whose term notes are primarily collateralized by investment grade real estate securities. The Company generally purchases the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Off Balance Sheet Arrangements—(Continued)

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

        The following tables describe certain terms of the collateral for and the notes issued by N-Star I, N-Star II, N-Star III and N-Star V at June 30, 2008 and December 31, 2007 (in thousands):

	Collateral—June 30, 2008				Term Notes—June 30, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 6/30/08	Stated Maturity
N-Star I(2)	8/21/03	$303,124	6.64%	4.38	$284,488	6.58%	8/01/2038
N-Star II	7/01/04	333,283	6.17	4.75	296,887	5.50	6/01/2039
N-Star III	3/10/05	404,612	5.82	4.44	358,743	5.13	6/01/2040
N-Star V	9/22/05	498,167	5.66	6.59	456,319	4.69	9/05/2045

Total		$1,539,186	6.00%	5.19	$1,396,437	5.36%

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

Equity Notes of Collateralized Loan Obligations

        In December 2006, the Company acquired 40% of the residual equity interests in a Collateralized Loan Obligation ("CLO") originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Off Balance Sheet Arrangements—(Continued)

senior secured loans. The Company also acquired a 12.5% and 33.5% residual equity interest in two third party CLOs. The CLOs were determined to be variable interest entities under Fin 46(R)-6 and the Company determined that it was not the primary beneficiary; therefore, the financial statements of the CLOs were not consolidated into the condensed consolidated financial statements of the Company. On May 7, 2008, the Company completed a recapitalization of its middle-market corporate lending venture and contributed its CLO equity interests into the recapitalized entity. See Note 1 for additional information.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

16. Segment Reporting—(Continued)

The Company evaluates performance and allocates resources to this segment based upon its contribution to income from continuing operations. On May 7, 2008, the Company completed a recapitalization of its middle-market corporate lending venture. Upon completion of the recapitalization transaction, the Company deconsolidated the venture and now uses the equity method of accounting for the investment. As a result, and as of May 7, 2008, the corporate loan segment is no longer a reportable segment of the Company.

        The following table summarizes segment reporting for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Corporate Loans	Unallocated(1)	Consolidated Total
Total revenues for the three months ended
June 30, 2008	$43,573	$29,094	$19,164	$1,147	$38	$93,016
June 30, 2007	53,320	22,910	27,824	2,698	708	107,460
Income (loss) from continuing operations before minority interest for the three months ended
June 30, 2008	(7,992)	(413)	29,221	1,717	(38,501)	(15,968)
June 30, 2007	23,825	982	6,680	463	(15,304)	16,646
Net income (loss) for the three months ended
June 30, 2008	(7,140)	(369)	26,105	1,534	(33,438)	(13,308)
June 30, 2007	23,825	888	6,680	412	(16,082)	15,723
Total revenues for the six months ended
June 30, 2008	88,201	58,205	34,013	12,013	313	192,745
June 30, 2007	94,550	43,223	47,985	2,698	3,258	191,714
Income (loss) from continuing operations before minority interest for the six months ended
June 30, 2008	226,374	(2,370)	1,969	6,219	(24,367)	207,825
June 30, 2007	39,808	468	8,927	1,185	(25,655)	24,733
Net income (loss) for the six months ended
June 30, 2008	202,238	(2,117)	1,759	5,556	(20,240)	187,196
June 30, 2007	39,808	327	8,927	1,134	(26,810)	23,386
Total assets as of
June 30, 2008	$2,321,312	$1,256,367	$454,155	$—	$145,425	$4,177,259

(1)
Unallocated includes the effect of the Monroe recapitalization, corporate level interest income, interest expense and general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the six months ended June 30, 2008 and 2007 is presented below (in thousands):

	June 30,
	2008	2007
The acquisition of available for sale securities with warehouse deposit	$—	$24,314
Real estate debt investment pay-down due from servicer	1,646	22,623
Write-off of deferred financing cost in connection with FAS 159 implementation	34,605	—
Initial mark-to-market adjustment in connection with FAS 159 implementation	(340,835)	—
Elimination of available for sale securities due to acquisition of consolidated liabilities	—	(5,401)
Reduction of mortgage notes and loans payable due to acquisition of consolidated asset and release of mortgage escrow		1,066
Elimination of bonds payable due to acquisition of consolidated assets	—	(23,750)
Allocation of purchase price of operating real estate to deferred cost	—	(31,864)
Minority interest buy-out	(1,566)	—
Contribution of book value of assets to unconsolidated joint venture	112,097	—
Assumption of mortgage note payable	—	19,499

18. Subsequent Events

Dividends

        On July 22, 2008, the Company declared a dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on August 15, 2008 to the stockholders of record as of the close of business on August 5, 2008.

Wakefield Preferred Equity

        On July 9, 2008, Wakefield sold a $100 million convertible preferred equity interest to Inland American Real Estate Trust, Inc. ("Inland American"). The Company received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment will yield a dividend of 10.5%. The convertible preferred equity may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of the Wakefield venture. Wakefield may, at its option, redeem the convertible preferred interests at any time following the first anniversary of the closing, subject to payment of a call premium that declines over time. In addition, at

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

18. Subsequent Events—(Continued)

any time after the second anniversary of the closing, Inland American may convert its preferred equity interests into common equity in Wakefield. Based on the current investment amount and capital accounts of the Wakefield members, the convertible preferred equity interests would represent, upon conversion, approximately a 42% common equity ownership interest in Wakefield. Inland American will have the option of contributing additional preferred equity and participating in new Wakefield investment opportunities in proportion to its percentage ownership interest, assuming it were to convert its interests to common equity.

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

Outlook and Recent Trends

        In early 2007, the subprime residential lending and single family housing markets began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets even though underlying fundamentals outside of the residential real estate sector continued to show strong performance and credit metrics. Although we do not have any direct subprime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate lenders and investors, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. The U.S. Federal Reserve, or the "Federal Reserve," has responded to these conditions by lowering the federal funds rate from a high of 5.25% in September 2007 to as low as 2.00% more recently; however, many economists believe that the U.S. economy is either near or in a recession and capital market conditions remain challenging.

        Low interest rates are generally good for commercial real estate values because the discount rate applied to underlying cash flows should be lower, and low rates are also good for loan credit because debt service costs are lower while underlying values are supported. Nevertheless, the inability to access the credit markets has a negative impact on commercial real estate.

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

        We responded to these difficult conditions by decreasing investment activity when we observed deteriorating market conditions. We expect credit to continue to be challenging throughout the remainder of 2008 and into 2009 and believe we have the resources to quickly identify potential issues and to act aggressively to protect our invested capital.

        Approximately $4.0 billion of our term debt transaction liabilities (including the off-balance sheet and on-balance sheet financings) are in their reinvestment periods which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. Because credit spreads are currently much wider than when we issued these liabilities, we currently expect to earn a higher return on equity on capital which is repaid and reinvested in this market. Approximately $353.1 million of our funded loan commitments have their initial maturity date in the second half of 2008 and approximately $631.4 million have their initial maturity date in 2009; however, all of the loans contain extension options of at least six months (many subject to performance criteria) so it is difficult to estimate how much capital, if any, from initial maturities or prepayments may be recycled into higher earning investments for the remainder of 2008 and 2009.

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

        Our near-term business plan assumes that we are able to recycle equity capital from lower return-generating assets, such as our net leased healthcare portfolio, and that we are able to reinvest these proceeds in a current market that we believe can provide a greater level of returns due to a lack of liquidity and competition. Our plan also assumes that we can successfully continue to generate other income levels consistent with or greater than in the past, given our larger asset base, and can manage credit so that future credit losses, while higher than prior periods, will not be significantly greater than in the past. Furthermore, we intend to allocate investment capital to our LandCap joint venture, and have a $175 million discretionary commitment along with an equal amount committed by Goldman, Sachs' Whitehall funds. The venture's investment strategy to take advantage of distress in the residential markets will likely involve making investments in non-performing loans backed by residential land and equity interests in residential lots. These investments potentially are not expected to generate meaningful current returns for several years and a majority of our returns will likely be realized upon disposition or resolution of the assets. Because the capital we raise has a current pay requirement, including our equity, there will likely be a timing difference between payments we must make to our creditors and shareholders and the ultimate receipt of a return on our invested capital. Our future level of earnings and dividends in this low interest rate and liquidity environment is dependent upon our ability to successfully execute these plans.

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

        Investors are encouraged to read the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

Risk Management

        We conduct a quarterly comprehensive credit review, resulting in an individual risk rating being assigned to each asset. This review is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by our credit reviews. Based on the quarterly reviews, assets are put on an internal "Watch List" if we believe there is greater near-term risk that we could lose invested capital and/or there is a situation at the underlying collateral which requires intensive risk management and portfolio management resources. A Watch List asset does not necessarily mean it is non-performing or that there has been an impairment to our loan basis, but indicates our view that the risk of the asset becoming non-performing or impaired is much greater than in the overall portfolio. As of June 30, 2008, we had seven assets on our Watch List totaling $109.0 million, which represents approximately 2.6% of total assets.

        As of June 30, 2008, no assets were delinquent on required principal or interest payments according to the underlying loan terms and no assets were considered non-performing. During the second quarter 2008 we recorded a $2.5 million credit loss provision relating to two loans which are on the Watch List. We recorded a $2.0 million credit loss provision relating to an $11.0 million mezzanine loan backed by a portfolio of seven limited service hotel properties and unentitled land. The loan has a 21.50% accrual rate and an 11.25% cash pay rate. The collateral properties were recently completed and continue to experience improving operating performance as they reach expected stabilized occupancy levels. In addition, the borrower plans to market the land for sale. We also put the loan on non-accrual status until such time as we are comfortable that the underlying collateral value fully supports our loan basis. We also recorded a $0.5 million credit loss provision relating to an $18.0 million first mortgage loan backed by a multi-family property located in South Florida. The sponsor of this asset has experienced financial distress and cannot currently meet its reserve replenishment funding obligations. We believe the reserve is prudent until such time as the collateral's performance indicates that its value fully covers our loan basis. In the first quarter 2008, we recorded a $0.8 million credit loss provision for a $19.5 million first mortgage loan secured by two multi-family properties located in San Antonio, Texas. The loans are paying current; however, we are working with the borrower to sell the collateral to more financially capable owner who will inject fresh cash equity into the property. Credit loss reserves for real estate loans total $3.25 million as of June 30, 2008.

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
Level 3.
Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include private equity investments, commercial mortgage backed securities, and long-dated or complex derivatives including certain foreign exchange options and long dated options on gas and power).

        The fair values of our financial instruments are based on observable market prices when available. Such prices are based on the last sales price on the date of determination, or, if no sales occurred on such day, at the "bid" price at the close of business on such day and if sold short at the "asked" price at the close of business on such day. Interest rate swap contracts are valued based on market rates or prices obtained from recognized financial data service providers. Generally these prices are provided by a recognized financial data service provider.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is effective for us on January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 161 could have on our financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". We are currently assessing the potential impact that the adoption of SFAS 162 could have on our financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 is effective for financial statements issued and for fiscal years and interim periods after December 15, 2008. Early adoption is not permitted. We are currently assessing the potential impact that the adoption of FSP APB 14-1 could have on our financial statements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Revenues

  Interest Income

        Interest income for the three months ended June 30, 2008 totaled $49.9 million, representing a decrease of $30.0 million, or 38%, compared to $79.9 million for the three months ended June 30, 2007. The decrease of $33.5 million was attributable to a lower average LIBOR rate of approximately 285 basis points and the sale of certain assets to the Securities Fund. This decrease was partially offset by the full quarter benefit in 2008 of the $850.9 million of investments acquired in the second quarter of 2007. We also originated and acquired commercial real estate debt, commercial real estate securities and corporate debt subsequent to June 30, 2007 that had a net book value of $856.4 million. The interest income from these investments was partially offset by approximately $754.8 million of investment dispositions and repayments subsequent to June 30, 2007, resulting in a net increase to interest income of approximately $3.5 million.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended June 30, 2008 totaled $3.6 million, representing an increase of $0.6 million, or 20%, compared to $3.0 million for the three months ended June 30, 2007. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated term debt transactions. All of our real estate securities term debt transactions completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the three months ended June 30, 2008 totaled $29.0 million, representing an increase of $7.1 million, or 32%, compared to $21.9 million for the three months ended June 30, 2007. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture. These acquisitions collectively contributed $6.1 million of additional rental income. Other net lease properties acquired during the three months ended, or subsequent to, June 30, 2007, contributed additional rental and escalation income of $1.3 million. These increases were partially offset by a decrease of $0.3 million in reimbursement income at one of our core net lease properties.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended June 30, 2008 totaled $6.5 million, representing an increase of approximately $5.1 million, or 364%, compared to $1.4 million for the three months ended June 30, 2007. In July 2007, we sold our equity interest in N-Star IX to the Securities Fund. As a result of the sale, the N-Star IX financing is no longer consolidated into our financial statements, but we continue to earn advisory fees. During the second quarter 2008, we sold 67% of our advisory fee income stream, pursuant to our agreement with N-Star IX, to the Securities Fund. The increase was primarily attributable to the recognition of an additional $4.8 million in fee income related to the sale, advisory fees earned on N-Star IX, prior to the sale, of $0.2 million, which were formerly eliminated in consolidation, and fees earned on the Securities Fund of $0.1 million.

  Other Revenue

        Other revenue for the three months ended June 30, 2008 totaled $4.0 million, representing an increase of $2.7 million, or 208%, compared to $1.3 million the three months ended June 30, 2007. Other revenue for three months ended June 30, 2008 consisted primarily of the sale of our profit participation interest in a real estate debt investment for $3.7 million, $0.1 million in unused credit line fees, $0.1 million in draw fees and $0.1 million miscellaneous other revenue. Other revenue for the three months ended June 30, 2007 included $0.9 million of recurring income from premiums received on credit default swaps related to Abacus NS2 and $0.4 million in prepayment penalties and loan assumption fees from loans in our real estate debt portfolio.

Expenses

  Interest Expense

        Interest expense for the three months ended June 30, 2008 totaled $45.9 million, representing a decrease of $18.6 million, or 29%, compared to $64.5 million for the three months ended June 30, 2007. The decrease in interest expense for the three months ended June 30, 2008 includes the sale of N-Star IX and other assets to the Securities Fund, decreasing interest expense by $11.0 million, a decrease of $12.3 million on N-Star IV, VI, VII and VIII bonds payable due to decreases in LIBOR, debt paydowns and the effect of net settlements on interest rate swaps being recorded in unrealized gain (loss) on investments and other as the result of the SFAS 159 election on the underlying debt, lower secured term debt balances resulting in $2.8 million decreased interest expense and the paydown of repurchase obligations decreasing interest expense by $1.0 million. These decreases were partially offset by the impact of the June 2007 closing of our $172.5 million exchangeable senior notes offering, the May 2008 closing of our $80.0 million exchangeable senior notes and June 2007 private placement of $35.1 million of trust preferred debt resulting in additional interest expense of approximately $2.2 million, additional mortgage loans payable due to acquisitions in our net lease portfolio resulting in $4.7 additional interest expense, the addition of $423.3 million in financing from our MC Facility and our MC VFCC Facility, prior to the Monroe recapitalization, resulting in $0.4 million additional interest expense, higher balances on credit facilities increasing interest expense by $0.5 million and the full quarter impact of the Euro-note resulting in $0.6 million additional interest expense.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended June 30, 2008 totaled $2.0 million, which was essentially flat compared to $2.0 million for three months ended June 30, 2007.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended June 30, 2008 totaled $0.9 million, representing an increase of $0.2 million, or 29%, compared to $0.7 million for the three months ended June 30, 2007. The increase was primarily attributable to increased fees in our Wakefield joint venture resulting from healthcare property acquisitions. We incurred $0.8 million of advisory fees to Wakefield Capital Management and $0.1 million of advisory fees to Monroe Management for the three months ended June 30, 2008, respectively. We incurred $0.6 million of advisory fees to Wakefield Capital Management and $0.1 million of advisory fees to Monroe Management for the three months ended June 30, 2007, respectively.

  Fundraising Fees, Debt Issuance Costs and Other

        Fundraising fees, debt issuance costs and other for the three months ended June 30, 2008 totaled $4.9 million. These fees were comprised of $4.9 million of debt issuance cost related to the May 2008 issuance of our 11.50% exchangeable senior notes (the "NNN Notes"). We had no such fees for the three months ended June 30, 2007.

  Provision for Loss on Investments

        Provision for loss on investments for the three months ended June 30, 2008 totaled $2.5 million. The provision includes a $2.0 million reserve against a $11.0 million mezzanine loan backed by a portfolio of seven limited service hotel properties and unentitled land and a $0.5 million reserve against a $18.0 million first mortgage loan backed by a multi-family property located in South Florida . There was no provision for loss on investments for the three months ended June 30, 2007.

  General and Administrative

        General and administrative expenses for the three months ended June 30, 2008 totaled $14.7 million, representing an increase of $0.5 million, or 3%, compared to $14.2 million for the three months ended June 30, 2007. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended June 30, 2008 totaled $9.9 million, representing an increase of approximately $1.0 million, or 11%, compared to $8.9 million, for the three months ended June 30, 2007. The increase was attributable to a $1.8 million increase related to equity-based compensation, which was partially offset by a $0.8 million decrease related to salaries due to lower staffing levels resulting from decreased investment activity. The $1.8 million increase in equity-based compensation expense was attributable to an increase of approximately $2.8 million of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan relating to grants issued in the fourth quarter 2007 and first quarter 2008, The increase was offset by a decrease of $0.6 million relating to the Long Term Incentive Bonus Plan, which was fully vested as of September 30, 2007, and a decrease in equity-based compensation expense of $0.4 million related to our Employee Outperformance Plan.

        Auditing and professional fees for the three months ended June 30, 2008 totaled $1.2 million, representing a decrease of $0.1 million, or 8%, compared to $1.3 million for the three months ended June 30, 2007. The decrease was primarily attributable to lower legal fees for general corporate work and investment activities, recruiting fees, and fees related to agreed upon procedures in connection with term debt transactions.

        Other general and administrative expenses for the three months ended June 30, 2008 totaled $3.5 million, representing a decrease of approximately $0.6 million, or 18%, compared to $4.1 million for the three months ended June 30, 2007. The decrease was primarily attributable to decreases costs related to decreased investment initiatives and a decrease in overhead resulting from lower staffing levels during the three months ended June 30, 2008.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended June 30, 2008 totaled $10.0 million, representing an increase of $2.2 million, or 28%, compared to $7.8 million for the three months ended June 30, 2007. This increase was primarily attributable to $98.0 million of net lease acquisitions made subsequent to June 30, 2007.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the three months ended June 30, 2008 totaled a loss of $5.4 million, representing a decrease of $4.8 million, compared to a loss of $0.6 million for the three months ended

June 30, 2007. In July 2007, we closed our Securities Fund, retaining a 25.7% interest that is accounted for under the equity method of accounting. During the second quarter 2008, we increased our interest in the Securities Fund to 45.9%. For the three months ended June 30, 2008, we recognized equity in loss of $4.9 million from the Securities Fund, of which $5.3 million was the unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund, and equity in loss of $1.1 million on the LandCap joint venture. The losses were partially offset by equity in earnings of $0.1 million in connection with our net lease joint venture and $0.5 million equity in earnings from our investment in the corporate lending joint venture, which was recapitalized in May 2008 resulting in deconsolidation of the venture. We are currently accounting for this venture under the equity method of accounting. Equity in losses for the three months ended June 30, 2007 consisted primarily of the operations of Monroe Management which generated a loss of $0.7 million, partially offset by a net lease joint venture, which had equity in earnings of $0.1 million.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $28.8 million for the three months ended June 30, 2008 to a loss of $29.7 million, compared to a loss of $0.9 million for the three months ended June 30, 2007. The unrealized loss on investments for the three months ended June 30, 2008 consisted primarily of unrealized losses related to SFAS 159 mark-to-market adjustments of $32.5 million on our corporate lending joint venture, $25.1 million on various N-Star term available for sale securities, $13.5 million on various N-Star bonds payable and $2.8 million on liability to subsidiary trusts issuing preferred securities, offset partially by unrealized gains related to SFAS 159 mark-to-market adjustments of $33.4 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting under SFAS 133, and $11.6 million on exchangeable senior notes, and $0.6 million on securities sold, not yet purchased. The unrealized loss on investment for the three months ended June 30, 2007 consisted of a $0.4 million mark-to-market loss on our term debt transaction warehouse agreement as a result of a decline in the fair market value of collateral held in the warehouses and a $1.0 million mark-to-market loss on credit default swaps. We also had a $0.2 million unrealized loss related to the ineffective portion on the hedge of N-Star VII. These negative adjustments were slightly offset by a $0.5 million unrealized gain on a US treasury note short sale and a $0.2 million unrealized gain related to the ineffective portion of one of our interest rate swaps in N-Star IX.

  Realized Gain on Investments and Other

        The realized gain of $7.1 million for the three months ended June 30, 2008 was attributable to the recapitalization of our corporate loan venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition we recognized a $7.1 million gain on the repurchase of various N-Star bonds.

  Income from Discontinued Operations, Net of Minority Interest

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In 2007, our Wakefield venture sold two assisted care living facilities, which were held for sale at June 30, 2007 and closed in April 2007. Accordingly, these operations were reclassified to income from discontinued operations. We had no discontinued operations for the three months ended June 30, 2008.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenues

  Interest Income

        Interest income for the six months ended June 30, 2008 totaled $113.6 million, representing a decrease of $24.6 million, or 18%, compared to $138.2 million for the six months ended June 30, 2007. The decrease was attributable to a lower average LIBOR rate of approximately 285 basis points and the sale of certain assets to the Securities Fund, resulting in a decrease in interest income of approximately $40.9 million for the quarter. The decrease was partially offset by the full two quarters benefit in 2008 of the $2.5 billion of investments acquired in the first and second quarter of 2007. We also originated and acquired commercial real estate debt, commercial real estate securities and corporate debt subsequent to June 30, 2007 that had a net book value of $856.4 million. The interest income from these investments was partially offset by approximately $754.8 million of investment dispositions and repayments subsequent to June 30, 2007, resulting in a net increase to interest income of approximately $16.2 million.

  Interest Income—Related Parties

        Interest income from related parties for the six months ended June 30, 2008 totaled $7.3 million, representing an increase of $1.4 million, or 24%, compared to $5.9 million for the six months ended June 30, 2007. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated term debt transactions. All of our real estate securities term debt transactions completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the six months ended June 30, 2008 totaled $58.0 million, representing an increase of $16.8 million, or 41%, compared to $41.2 million for the six months ended June 30, 2007. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture. These acquisitions collectively contributed $13.2 million of additional rental income. Other net lease properties acquired during the six months ended, or subsequent to, June 30, 2007, contributed additional rental and escalation income of $3.6 million.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the six months ended June 30, 2008 totaled $8.9 million, representing an increase of approximately $6.1 million, or 218%, compared to $2.8 million for the six months ended June 30, 2007. In July 2007, we sold our equity interest in N-Star IX to the Securities Fund. As a result of the sale, N-Star IX is no longer consolidated into our financial statements, but we continue to earn advisory fees from the financing. During the second quarter 2008, we sold 67% of our advisory fee income stream, pursuant to our agreement with N-Star IX, to the Securities Fund. The increase was primarily attributable to the recognition of an additional $4.8 million in fee income related to the sale and the advisory fees earned on N-Star IX, prior to the sale, of $1.0 million, which were formerly eliminated in consolidation, and fees earned on the Securities Fund of $0.3 million.

  Other Revenue

        Other revenue for the six months ended June 30, 2008 totaled $5.0 million, representing an increase of $1.4 million, or 39%, compared to $3.6 million the six months ended June 30, 2007. Other revenue for six months ended June 30, 2008 consisted primarily of $3.7 million in profit participation proceeds from the modification of a real estate debt investment and $0.3 million in prepayment penalties, $0.3 million of exit fees, $0.3 million in unused credit line fees, $0.1 million in draw fees $0.1 million in extension fees and $0.2 million miscellaneous other revenue. Other revenue for the six months ended June 30, 2007 included $1.9 million of recurring income from premiums received on credit default swaps related to Abacus NS2, $0.3 million related to a one-time consent fee on the early repayment of one of our real estate securities investments and $1.3 million in prepayment penalties and loan assumption fees from loans in our real estate debt portfolio.

Expenses

  Interest Expense

        Interest expense for the six months ended June 30, 2008 totaled $100.8 million, representing a decrease of $11.3 million, or 10%, compared to $112.1 million for the six months ended June 30, 2007. The decrease in interest was primarily the result of the sale of N-Star IX and other assets to the Securities Fund, decreasing interest expense by $15.2 million, decreased interest expense of $19.7 million on N-Star IV, VI, VII and VIII bonds payable due to decreases in LIBOR, debt paydowns and the effect of net settlements on interest rate swaps being recorded in unrealized gain (loss) on investments and other as the result of the SFAS 159 election on the underlying debt and decreased interested expense of $2.1 million due to the paydown of repurchase obligations. The decrease in interest expense was partially offset by additional mortgage loans payable due to acquisitions in our net lease portfolio resulting in $9.8 million additional interest expense, the impact of the June 2007 closing of our $172.5 million exchangeable senior notes offering and the March 2007 and June 2007 private placement of $72.7 million of trust preferred debt resulting in additional interest expense of approximately $6.3 million, the addition of $423.3 million in financing from our MC Facility and our MC VFCC Facility prior to the recapitalization resulting in $5.5 million additional interest expense, the full quarter impact of the Euro-note resulting in $2.6 million additional interest expense, higher balances on credit facilities increasing interest expense by $1.2 million and increased term loan balance resulting in $0.3 million additional interest expense.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for six months ended June 30, 2008 totaled $4.1 million, representing an increase of $0.2 million, or 5%, compared to $3.9 million for six months ended June 30, 2007. The increase was attributable to net lease property acquisitions.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the six months ended June 30, 2008 totaled $3.0 million, representing an increase of $1.6 million, or 114%, compared to $1.4 million for the six months ended June 30, 2007. The increase was primarily attributable to our Monroe Management joint venture, which was formed in March 2007 and increased fees in our Wakefield joint venture resulting from healthcare property acquisitions. We incurred $1.7 million of advisory fees to Wakefield Capital Management and $1.3 million of advisory fees to Monroe Management for the six months ended June 30, 2008, respectively. We incurred $1.3 million of advisory fees to Wakefield Capital Management and $0.1 million of advisory fees to Monroe Management for the six months ended June 30, 2007, respectively.

  Fundraising Fees, Debt Issuance Costs and Other

        Fundraising fees, debt issuance costs and other for the six months ended June 30, 2008 totaled $4.9 million. These fees were comprised of $4.9 million of debt issuance cost related to the May 2008 issuance of our 11.50% exchangeable senior notes (the "NNN Notes"). We had no such fees for the three months ended June 30, 2007.

  Provision for Loss on Investments

        Provision for loss on investments for the six months ended June 30, 2008 totaled $3.3 million. The provision includes a $2.0 million reserve against a $11.0 million mezzanine loan backed by a portfolio of seven limited service hotel properties and unentitled land, $0.8 million reserve against a $19.5 million first mortgage asset backed by two multi-family properties and $0.5 million reserve against a $18.0 million first mortgage loan backed by a multi-family property located in South Florida. There was no provision for loss on investments for the six months ended June 30, 2007.

  General and Administrative

        General and administrative expenses for the six months ended June 30, 2008 totaled $32.7 million, representing an increase of $3.8 million, or 13%, compared to $28.9 million for the six months ended June 30, 2007. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the six months ended June 30, 2008 totaled 21.7 million, representing an increase of approximately $4.0 million, or 23%, compared to $17.7 million, for the six months ended June 30, 2007. The increase was attributable to a $5.1 million increase related to equity-based compensation, which was partially offset by a $1.1 million decrease related to salaries due to lower staffing levels resulting from decreased investment activity. The $5.1 million increase in equity-based compensation expense was attributable to an increase of approximately $5.5 million of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan relating to grants issued in the fourth quarter 2007 and first quarter 2008, an increase of $0.8 million in additional equity-based compensation granted in connection with employee compensation arrangements and an increase of $1.1 million in connection with employee separation agreements. The increase was offset by a decrease of $1.3 million relating to the Long Term Incentive Bonus Plan, which was fully vested as of September 30, 2007, and a decrease in equity-based compensation expense of $1.0 million related to our Employee Outperformance Plan.

        Auditing and professional fees for the six months ended June 30, 2008 totaled $3.7 million, representing a decrease of $0.3 million, or 8%, compared to $4.0 million for the six months ended June 30, 2007. The decrease was primarily attributable to lower legal fees for general corporate work and investment activities, recruiting fees, and fees related to agreed upon procedures in connection with term debt transactions.

        Other general and administrative expenses for the six months ended June 30, 2008 totaled $7.4 million, representing a decrease of approximately $0.1 million, or 2%, compared to $7.3 million for the three months ended June 30, 2007. The decrease was primarily attributable to decreases costs related to decreased investment initiatives and a decrease in overhead resulting from lower staffing levels during the six months ended June 30, 2008.

  Depreciation and Amortization

        Depreciation and amortization expense for the six months ended June 30, 2008 totaled $19.9 million, representing an increase of $5.5 million, or 38%, compared to $14.4 million for the six months ended June 30, 2007. This increase was primarily attributable to $98.0 million of net lease acquisitions made subsequent to June 30, 2007.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the six months ended June 30, 2008 totaled a loss of $5.6 million, representing a decrease of $5.0 million, compared to a loss of $0.6 million for the six months ended June 30, 2007. In July 2007, we closed our Securities Fund, retaining a 25.7% interest that is accounted for under the equity method of accounting. During the second quarter 2008, we increased our interest in the Securities Fund to 45.9%. For the six months ended June 30, 2008, we recognized equity in loss of $5.6 million from the Securities Fund, of which $9.6 million was the unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund, and equity in loss of $1.6 million on the LandCap joint venture. The losses were partially offset by our investment in Monroe Management prior to terminating the joint venture in May 2008 and our investment in the corporate lending joint venture which was recapitalized in May 2008 resulting in deconsolidation of the venture. We are currently accounting for the venture under the equity method of accounting. We recognized $1.4 million of equity in earnings in connection with these joint ventures and $0.2 million in connection with our net lease joint venture, which had equity in earnings of $0.2 million. Equity in losses for the six months ended June 30, 2007 consisted primarily of the operations of Monroe Management which generated a loss of $0.8 million, partially offset by a net lease joint venture, which had equity in earnings of $0.2 million.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other increased by approximately $190.6 million for the six months ended June 30, 2008 to a gain of $182.4 million, compared to a loss of $8.2 million for the six months ended June 30, 2007. The unrealized gain on investments for the six months ended June 30, 2008 consisted primarily of unrealized gains related to SFAS 159 mark-to-market adjustments of $278.0 million on various N-Star bonds payable, $30.6 million on liability to subsidiary trusts issuing preferred securities and $12.7 million on exchangeable senior notes, offset partially by unrealized losses related to SFAS 159 mark-to-market adjustments of $32.5 million on our corporate lending joint venture, and $106.2 million on N-Star VIII available for sale securities. The unrealized loss on investment for the six months ended June 30, 2007 consisted of a $4.2 million mark-to-market loss on our warehouse agreement as a result of a decline in the fair market value of collateral held in the warehouses and a $5.1 million mark-to-market loss on the credit default swaps. We also had a $0.2 million unrealized loss related to the ineffective portion of the hedge of N-Star VII. These negative adjustments were slightly offset by a $0.5 million unrealized gain on securities sold, not yet purchased and a $0.8 million unrealized gain related to the ineffective portion of one of our interest rate swaps in N-Star IX.

  Realized Gain on Investments and Other

        The realized gain of $7.1 million for the six months ended June 30, 2008 was attributable to the recapitalization of our corporate loan venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition we recognized a $7.1 million gain on the repurchase of various N-Star bonds.

  Income from Discontinued Operations, Net of Minority Interest

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In 2007, our Wakefield venture sold two assisted care living facilities, which were held for sale at June 30, 2007 and closed in April 2007. Accordingly, these operations were reclassified to income from discontinued operations. We had no discontinued operations for the six months ended June 30, 2008.

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

        Our total available liquidity at June 30, 2008 was approximately $204.8 million, including $136.8 million of unrestricted cash and cash equivalents and $68.0 million of cash in our term debt transactions, which is available for reinvestment within the term debt transaction.

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

Exchangeable Senior Notes

        In May 2008, NRFC NNN Holdings, LLC ("Triple Net Holdings"), a wholly-owned subsidiary of ours issued $80.0 million of 11.50% exchangeable senior notes (the "Notes") which are due in 2013. The net proceeds from the offering were approximately $71.4 million, after deducting fees and expenses. The proceeds of the offering were used to make additional investments.

        We have elected the SFAS 159 fair value option for the Notes. Changes in fair value of the Notes will be recognized in earnings as they occur.

Unsecured Revolving Line of Credit

        On May 28, 2008, we voluntarily terminated the Revolving Credit Agreement, dated November 3, 2006 by us and KeyBanc Capital Markets and Bank of America, N.A. (the "Credit Agreement") in order to permit the issuance of the NNN Notes, given certain restrictive covenants set forth in the Credit Agreement. The Credit Agreement had a November 2009 expiration and no amounts were outstanding under the Credit Agreement at the time of termination.

Term Loan

        In June 2008, a wholly owned subsidiary of ours entered into a $24.2 million term loan agreement with Lehman Commercial Paper Inc. (the "LB Term Loan"). The collateral for the LB Term Loan is a $44.0 million mezzanine loan position and we have guaranteed 50% of such amount. The LB Term Loan matures in February 2009, with three one-year extension options and bears interest at a spread of 1.50% over one-month LIBOR. The LB Term Loan contains certain covenants including, among others, financial covenants of a minimum tangible net worth and a minimum debt-to-equity ratio.

Equity Distribution Agreement

        In May, 2008, we entered into an equity distribution agreement with Wachovia Capital Markets, LLC ("Wachovia"). In accordance with the terms of the agreement, we may offer and sell up to 10,000,000 shares of our common stock from time to time through Wachovia. Wachovia will receive a commission from us of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement.

        For the three and six months ended June 30, 2008, we issued a total of 102,000 shares of common stock related to our equity distribution agreement with Wachovia raising net proceeds of approximately, $1.0 million, net of $26,000 in commissions.

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

        During the three and six months ended June 30, 2008, we issued a total of approximately 29,607 and 63,850 common shares, respectively, pursuant to the Plan for a gross sales price of approximately $0.3 million and $0.6 million, respectively.

Cash Flows

        The net cash flow provided by operating activities of $45.6 million, decreased by $6.2 million for the six months ended June 30, 2008 from $51.8 million for the six months ended June 30, 2007. This was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base.

        The net cash flow used by investing activities was $82.6 million for the six months ended June 30, 2008 compared to the net cash used by investing activities of $2.4 billion for the six months ended June 30, 2007. This decrease from 2007 was primarily a result of decreased investment activity. Net cash flow used in investing activities in 2007 consisted primarily of the acquisitions of operating real estate, real estate securities, corporate loan investments, and the origination or acquisition of real estate debt investments.

        The net cash flow provided by financing activities was $20.0 million for the six months ended June 30, 2008 compared to $2.3 billion of cash provided by financing activities for the six months ended June 30, 2007. The primary source of cash flow provided by financing activities was the issuance of $80.0 million of exchangeable senior notes and additional borrowings under our term loans and credit facilities. Net cash flow in provided by financing activity in 2007 was primarily from the issuance of preferred equity issuance of our 7.25% exchangeable senior notes, issuance of term and borrowing under our credit facilities to finance our investing activities.

Contractual Obligations and Commitments

        As of June 30, 2008, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 Years
Mortgage notes	$896,918	$2,136	$104,012	$174,222	$616,548
Mezzanine loan payable	13,110	815	3,558	4,144	4,593
Exchangeable senior notes	252,500	—	—	—	252,500
Bonds payable	1,606,285	—	—	—	1,606,285
Credit facilities	47,114	47,114	—	—	—
Secured term loan	457,959	—	457,959	—	—
Liability to subsidiary trusts issuing preferred securities	286,258	—	—	—	286,258
Repurchase agreements	2,024	2,024	—	—	—
Capital leases(1)	16,863	245	974	982	14,662
Operating leases	79,201	2,772	11,260	10,983	54,186
Placement fees	1,722	1,114	608	—	—
Outstanding unfunded commitments(2)	441,955	329,153	112,802	—	—

Total contractual obligations	$4,101,909	$385,373	$691,173	$190,331	$2,835,032

(1)
Includes interest on the capital leases.

(2)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $442.0 million, of which a minimum of $278.8 million will be funded within our existing term debt transactions. Fundings are categorized by estimated funding period. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Assuming lenders will advance 75% of the $163.2 million of our future funding commitments outside of the term debt transactions, our equity requirement would be approximately $40.8 million. Based on these assumptions, we believe we have adequate liquidity to meet our existing future funding commitments.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of June 30, 2008, we were in compliance with all financial and non-financial covenants in our debt agreements.

Off-Balance Sheet Arrangements

Term Debt Issuances

        The terms of the portfolio of real estate securities held by the term debt transactions are structured to be matched with the terms of the non-recourse term debt liabilities. These term debt liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the term debt liabilities when these payments are actually received. There is no refinancing risk associated with the term debt liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. Term debt transactions produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the term debt transaction liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. Our term debt transactions have not incurred any losses on any of their securities investments from the date of purchase through June 30, 2008. We receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the term debt transactions, as well as collateral advisory fees and interest income on the unrated income notes of the term debt transactions.

        The following tables describe certain terms of the collateral for and the notes issued by term debt transactions at June 30, 2008 (dollars in thousands):

	Collateral—June 30, 2008				Term Notes—June 30, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 6/30/08	Stated Maturity
N-Star I(2)	8/21/03	$303,124	6.64%	4.38	$284,488	6.58%	8/01/2038
N-Star II	7/01/04	333,283	6.17	4.75	296,887	5.50	6/01/2039
N-Star III	3/10/05	404,612	5.82	4.44	358,743	5.13	6/01/2040
N-Star V	9/22/05	498,167	5.66	6.59	456,319	4.69	9/05/2045

Total		$1,539,186	6.00%	5.19	$1,396,437	5.36%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        Any potential losses in our off balance sheet term debt transactions is limited to the carrying value of our investment of $59.7 million at June 30, 2008.

CLO Equity Notes

        In December 2006, we acquired 40% of the residual equity interests in a Collateralized Loan Obligation ("CLO") originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. We also acquired a 12.5% and 33.5% residual equity interest in two third party CLO's. The CLOs were determined to be variable interest entities under Fin 46(R)-6 and we were determined not to be the primary beneficiary; therefore, the financial statements of the CLOs were not consolidated into our condensed consolidated financial statements. On May 7, 2008, we completed a recapitalization of our middle-market corporate lending venture. We contributed our CLO equity interests into the recapitalized entity. Prior to May 7, 2008, our residual combined equity interests were accounted for as debt securities available for sale pursuant to EITF 99-20. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and we deconsolidated the venture and now use the equity method of accounting for the investment, which includes our residual combined equity interests in the CLO's contributed in the recapitalization.

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

        During the second quarter 2008, we invested an additional $16.0 million in the Securities Fund. At June 30, 2008, we had invested a total of $48.4 million in the Securities Fund and the carrying value of our investment was $33.3 million, representing a 45.9% interest. Additionally, during the second quarter 2008, we sold 67% of our N-Star IX advisory fee income stream to the Securities Fund for $8.8 million. The Securities Fund owns all of the equity in the N-Star IX term financing but we retained the management fees when N-Star IX was sold to the Securities Fund at its inception. We recognized $4.8 million of advisory fee income from the sale and deferred the remaining $4.0 million, which represented our ownership interest in the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned.

        For the three months ended June 30, 2008, we recognized equity in loss of $5.0 million, of which $5.3 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund. We also earned $0.2 million of management fees from the Securities Fund for the three months ended June 30, 2008. For the six months ended June 30, 2008, we recognized equity in loss of $5.6 million, of which $9.6 million represented an unrealized loss on the mark-to-market adjustment of the securities in the Securities Fund. We also earned $0.3 million of management fees from the Securities Fund for the six months ended June 30, 2008.

Recent Developments

Dividends

        On July 22, 2008, we declared a dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on August 15, 2008 to the stockholders of record as of the close of business on August 5, 2008.

Wakefield Preferred Equity

        On July 9, 2008, Wakefield sold a $100 million convertible preferred equity interest to Inland American Real Estate Trust, Inc. ("Inland American"). We received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment will yield a dividend of 10.5%. The convertible preferred equity may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of the Wakefield venture. Wakefield may, at its option, redeem the convertible preferred interests at any time following the first anniversary of the closing, subject to payment of a call premium that declines over time. In addition, at any time after the second anniversary of the closing, Inland American may convert its preferred equity interests into common equity in Wakefield. Based on the current investment amount and capital accounts of the Wakefield members, the convertible preferred equity interests would represent, upon conversion, approximately a 42% common equity ownership interest in Wakefield. Inland American will have the option of contributing additional preferred equity and participating in new Wakefield investment opportunities in proportion to its percentage ownership interest, assuming it were to convert its interests to common equity.

Watch List

        On August 6, 2008, we signed a firm commitment with a significant non-refundable deposit which will enable a well-capitalized national multi-family owner and developer to acquire two San Antonio properties backing a $19.5 million first mortgage loan that was on our watch list. The acquirer of the assets will invest $2.5 million of cash equity and assume our first mortgage loan. As a result we removed this asset from our watch list.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before minority interest for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Funds from Operations:
Income from continuing operations before minority interest	$(15,968)	$16,646	$207,825	$24,733
Minority interest in joint ventures	448	(136)	203	(136)

Income from continuing operations before minority interest in operating partnership	(15,520)	16,510	208,028	24,597
Adjustments:
Preferred dividend	(5,231)	(4,758)	(10,462)	(6,071)
Depreciation and amortization	9,977	7,841	19,915	14,431
Funds from discontinued operations	—	(5)	—	17
Real estate depreciation and amortization— unconsolidated ventures	247	247	494	496

Funds from Operations	$(10,527)	$19,835	$217,975	$33,470

Adjusted Funds from Operations:
Funds from Operations	$(10,527)	$19,835	$217,975	$33,470
Straight-line rental income, net	(716)	(663)	(1,473)	(987)
Straight-line rental income, discontinued operations	—	—	—	10
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(39)	(53)	(85)	(113)
Amortization of equity-based compensation	5,966	4,158	12,957	7,889
Fair value lease revenue (SFAS 141 adjustment)	(305)	(164)	(611)	(340)
Unrealized(gains)/losses from mark-to-market adjustments	25,237	1,828	(189,321)	9,838
Unrealized losses from mark-to-market adjustments, unconsolidated ventures	5,292	—	9,647	—

Adjusted Funds from Operations	$24,908	$24,941	$49,089	$49,767

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

Return on Average Common Book Equity (including and excluding G&A and one-time items)
(dollars in thousands)

		Three Months Ended June 30, 2008	Annualized June 30, 2008(2)	Year Ended December 31, 2007
Adjusted Funds from Operations (AFFO)	[A]	$24,908	$99,632	$95,683
Plus: Fundraising Fees, Debt Issuance Costs and Other		4,948		6,295

AFFO, excluding Fundraising Fees, Debt Issuance Costs and Other	[B]	29,856	119,424	101,978
Plus: General & Administrative Expenses		14,687		56,561
Plus: General & Administrative Expenses from Unconsolidated Ventures		1,323		4,810
Less: Equity-Based Compensation and Straight-Line Rent included in G&A		5,966		16,214

AFFO, excluding G&A	[C]	39,900	159,600	147,135
Average Common Book Equity & Operating Partnership Minority Interest(1)	[D]	$866,588		$442,018
Return on Average Common Book Equity (including G&A)	[A]/[D]	11.5%		21.6%
Return on Average Common Book Equity (excluding Fundraising Fees,
Debt Issuance Costs and Other)	[B]/[D]	13.8%		23.1%
Return on Average Common Book Equity (excluding G&A)	[C]/[D]	18.4%		33.3%

(1)
Average Common Book Equity & Operating Partnership Minority Interest computed using beginning and ending of period balances. ROE will be impacted by the timing of new investment closings and repayments during the quarter.

(2)
Annualized numbers are calculated by taking the current quarter amounts and multiplying by 4.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At June 30, 2008, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $28.0 million, offset by an increase in our interest expense of approximately $21.6 million on our variable rate liabilities.

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

        In January 2008, we adopted SFAS 159 and elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the six months ended June 30, 2008, we recorded, in earnings, a mark-to-market unrealized gain of $3.1 million and a $2.6 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

        The following tables summarize our derivative financial instruments as of June 30, 2008 (in thousands).

	Notional Amount	Fair Value	Range of Strike Rate	Range of Maturity
Interest rate swaps and basis swaps	1,495,212	(41,666)	4.18% - 5.63%	October 2009 - August 2018

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

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

We are subject to risks associated with purchasing non-performing loans in our LandCap joint venture.

        Certain loans in which we invest in our LandCap joint venture may be distressed or non-performing. These loans will generally have a greater risk of loss to us and our ability to generate positive returns on these loans will be subject to many factors that may not be prevalent when we make non-distressed loans, including, but not limited to, our ability to obtain a discounted payoff from the borrower of these loans in excess of our purchase price and our ability to foreclose and liquidate the asset(s) underlying such loans accretively. Additionally, if loans that we purchase have evidence of deterioration of credit quality at the time of purchase, we will apply the American Institute of Certified Public Accountants Statement of Position 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," ("SOP 03-3") to these loans. SOP 03-3 addresses accounting for loans for which it is probable, at the time of our acquisition, that we will be unable to collect all contractual principal and interest. For these loans, the amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into income over the life of a loan. If we cannot reasonably estimate the cash flows that we expect to receive from a loan, then we will first apply any cash received from a loan as a reduction to our carrying value, and any cash received in excess of the carrying value will be recorded as income.

        Estimating the amount of a loan's future cash flows involves significant judgment. The amount and timing of actual cash flows could differ materially from our estimates. Any decreases in our estimates of expected cash flows from purchased loans accounted for under SOP 03-3 may result in a significant negative adjustment to the amount of revenue that we had previously recorded from a purchased loan.

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of shareholders was held on May 22, 2008 (the "Meeting"). At the close of business on the record date for the Meeting (which was April 24, 2008), there were 62,303,625 shares of common stock outstanding and entitled to vote at the Meeting. Holders of 58,108,224 shares of common stock (representing a like number of votes) were present at the Meeting, either in person or by proxy.

        At the Meeting, the following individuals were elected to our Board of Directors to hold office for a one-year term and until his or her successor is duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
William V. Adamski	54,920,788	3,187,436
Preston Butcher	51,948,137	6,160,087
David T. Hamamoto	56,879,368	1,228,856
Judith A. Hannaway	55,172,099	2,936,125
Wesley D. Minami	56,890,996	1,217,228
Louis J. Paglia	54,879,621	3,228,603
Frank V. Sica	54,823,769	3,284,455

        At the Meeting, our shareholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2008, by the following vote:

In Favor	Against	Abstained
57,134,225	179,572	794,427

Item 6.    Exhibits

(a)    Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 27, 2005)
3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)
3.5
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)
3.6
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
8.1	Tax Opinion of Hunton & Williams LLP
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
10.6
NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.7
Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.8
Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.9
Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.10
Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.11
Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.12
Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.13
Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.14
Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)
10.15
Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.16
Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.17
Revolving Credit Agreement, dated as of November 3, 2006, between NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, NRFC Sub-REIT Corp., NS Advisors, LLC, Keybanc Capital Markets and Bank of America, N.A. (incorporated by reference to Exhibit 10.44 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.18
Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)
10.19
Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.20
Amended and Restated Trust Agreement, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.47 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.21
Form of NorthStar Realty Finance Corp. 2006 Outperformance Plan Award Agreement (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.22
Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)

10.23
Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)
10.24
Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed May 29, 2007)
10.25
Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.26
Amended and Restated Trust Agreement, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.27
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.28
Master Repurchase Agreement, dated as of August 8, 2007, by and among NRFC JP Holdings, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.56 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.29
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.30
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.31
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.32
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Richard J. McCready (incorporated by reference to Exhibit 99.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.33
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel Raffe (incorporated by reference to Exhibit 99.5 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)

10.34
Credit Agreement, dated as of November 6, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XII, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.35
Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.54 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.36
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
10.37	Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

NORTHSTAR REALTY FINANCE CORP.
Date: August 8, 2008	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer