Form 10-Q
period 2008-09-30
NORTHSTAR REALTY
filed 2008-11-06
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

        The Company has one class of common stock, par value $0.01 per share, with 62,989,909 shares outstanding as of November 5, 2008.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2008

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS:
Cash and cash equivalents	$164,593	$153,829
Restricted cash	162,288	202,295
Operating real estate—net	1,136,378	1,134,136
Available for sale securities, at fair value	391,509	549,522
Collateral held by broker	—	12,746
Real estate debt investments, net	2,005,697	2,007,022
Corporate loan investments	—	457,139
Investments in and advances to unconsolidated ventures	106,007	33,143
Receivables, net of allowance of $0 and $1 in 2008 and 2007, respectively	27,131	32,141
Unbilled rents receivable	7,488	5,684
Derivative instrument, at fair value	42	—
Deferred costs and intangible assets, net	78,014	126,677
Other assets	41,718	78,448

Total assets	4,120,865	4,792,782

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Mortgage notes and loans payable	908,601	912,365
Exchangeable senior notes, measured at fair value as of September 30, 2008	196,770	172,500
Bonds payable, measured at fair value as of September 30, 2008	860,771	1,654,185
Credit facilities	48,216	501,432
Secured term loans	410,281	416,934
Liability to subsidiary trusts issuing preferred securities, measured at fair value as of September 30, 2008	95,582	286,258
Repurchase obligations	1,540	1,864
Securities sold, not yet purchased, at fair value	—	12,856
Obligations under capital leases	3,561	3,541
Accounts payable and accrued expenses	20,979	34,893
Escrow deposits payable	49,947	65,445
Derivative liability, at fair value	44,902	49,280
Other liabilities	39,385	40,695

Total liabilities	2,680,535	4,152,248
Minority interest in operating partnership	79,347	7,534
Minority interest in joint ventures	101,306	14,961
Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,986,070 and 61,719,469 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	630	617
Additional paid-in capital	607,573	595,418
Retained earnings (deficit)	494,615	(40,075)
Accumulated other comprehensive loss	(84,513)	(179,293)

Total stockholders' equity	1,259,677	618,039

Total liabilities and stockholders' equity	$4,120,865	$4,792,782

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues and other income:
Interest income	$49,783	$78,082	$163,373	$216,286
Interest income—related parties	3,424	3,767	10,767	9,698
Rental and escalation income	29,028	26,674	87,005	67,877
Advisory and management fee income—related parties	1,812	2,441	10,688	5,256
Other revenue	9,493	1,714	14,452	5,275

Total revenues	93,540	112,678	286,285	304,392
Expenses:
Interest expense	45,484	65,290	146,306	177,393
Real estate properties—operating expenses	1,938	2,158	6,023	6,406
Asset management fees—related parties	853	1,405	3,892	2,868
Fundraising fees, debt issuance costs and other	—	6,295	4,948	6,295
Provision for loss on investments	2,450	—	5,700	—
General and administrative:
Salaries and equity based compensation(1)	9,429	9,525	31,084	27,175
Auditing and professional fees	963	1,347	4,638	5,558
Other general and administrative	3,333	3,517	10,744	10,157

Total general and administrative	13,725	14,389	46,466	42,890
Depreciation and amortization	13,566	9,163	33,481	23,594

Total expenses	78,016	98,700	246,816	259,446
Income from operations	15,524	13,978	39,469	44,946
Equity in (loss)/earnings of unconsolidated ventures	772	(4,578)	(4,846)	(5,162)
Unrealized gain (loss) on investments and other	245,319	4,416	427,733	(3,762)
Realized gain on investments and other	6,973	997	14,057	3,524

Income from continuing operations before minority interest	268,588	14,813	476,413	39,546
Minority interest in operating partnership	(27,524)	(680)	(47,346)	(1,835)
Minority interest in joint ventures	(2,300)	(215)	(2,097)	(351)

Income from continuing operations	238,764	13,918	426,970	37,360
Income (loss) from discontinued operations, net of minority interest	—	—	—	(56)

Net income	238,764	13,918	426,970	37,304
Preferred stock dividends	(5,231)	(5,231)	(15,693)	(11,302)

Net income available to common stockholders	$233,533	$8,687	$411,277	$26,002

Net income per share from continuing operations (basic/diluted)	$3.72	$0.14	$6.55	$0.42
Income per share from discontinued operations (basic/diluted)	—	—	—	—

Net income available to common stockholders	$3.72	$0.14	$6.55	$0.42

Weighted average number of shares of common stock:
Basic	62,825,383	61,629,938	62,772,013	61,448,490
Diluted	70,229,958	64,659,852	69,998,215	64,400,903
(1)
The three months ended September 30, 2008 and 2007 include $5,439 and $3,948 of equity based compensation expense, respectively. The nine months ended September 30, 2008 and 2007 include $18,396 and $11,837 of equity based compensation expense, respectively.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net income/(loss) available to common shareholders	$233,533	$8,687	$411,277	$26,002
Unrealized gain (loss) on available for sale securities	(3,719)	(54,620)	(17,474)	(96,925)
Change in fair value of derivatives	(1,418)	(24,091)	(3,872)	7,208
Reclassification adjustment for gains/(losses) included in net income	1,397	9,502	25,160	9,712

Comprehensive Income	$229,793	$(60,522)	$415,091	$(54,003)

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Net cash provided by operating activities	$72,592	$78,386
Cash flows from investing activities:
Acquisition of operating real estate, net	(21,160)	(606,512)
Acquisition of available for sale securities	(55,031)	(779,821)
Proceeds from disposition of securities available for sale	6,115	104,233
Available for sale securities repayments	2,987	55,702
Increase in term debt transaction warehouse deposits	—	(18,000)
Originations/acquisitions of real estate debt investments	(276,637)	(1,074,483)
Real estate debt investments repayments	266,200	408,755
Proceeds from sale of real estate debt investments	30,400	—
Real estate debt investments acquisition costs	(265)	(3,136)
Restricted cash for investment activities	(120,977)	(121,952)
Investment deposits	(749)	(5,308)
Corporate debt investment acquisitions	(16,362)	(472,588)
Proceeds from sale of corporate debt investments	102,575	5,419
Corporate debt investment repayments	24,985	15,181
Investment in and advances to unconsolidated ventures	(40,031)	(28,099)
Cash receipts from term debt transaction issuer	—	8,826
Distributions from unconsolidated ventures	5,850	362
Proceeds from sale of assets	—	62,821
Other loans repayments	10,000	—

Net cash used in investing activities	(82,100)	(2,448,600)
Cash flows from financing activities:
Collateral held by broker	12,746	(12,346)
Securities sold, not yet purchased	—	28,471
Settlement of short sale	(12,778)	(16,352)
Collateral held by swap counter party	(4,394)	—
Mortgage notes and loan borrowings	—	453,363
Mortgage principal repayments	(3,764)	(3,609)
Borrowings under credit facilities	37,648	1,524,629
Repayments on credit facilities	(112,900)	(643,744)
Repurchase obligation borrowings	2,024	23,656
Repurchase obligation repayments	(2,347)	(52,985)
Proceeds from bonds	77,000	828,300
Bond repayments	(95,300)	—
Bond repurchases	(35,638)	(113,594)
Other loans payable	—	13,300
Other loans payable repayment	—	(387)
Borrowing under secured loan	67,710	107,047
Secured term loan repayment	(73,277)	(900)
Borrowings from subsidiary trusts issuing preferred securities	—	72,500
Payment of deferred financing costs	(148)	(24,146)
Capital contributions by joint venture	94,824	2,481
Distribution to joint venture	(8,746)	—
Restricted cash for financing activities	87,403	(2,302)
Proceeds from exchangeable senior notes	80,000	172,500
Proceeds from preferred stock offering	—	190,000
Proceeds from common stock offering	—	3,740
Proceeds from dividend reinvestment and stock purchase plan	1,958	—
Dividends (common and preferred) and distributions	(91,486)	(80,282)
Offering costs	(263)	(6,714)

Net cash provided by financing activities	20,272	2,462,626
Net decrease in cash & cash equivalents	10,764	92,412
Cash & cash equivalents—beginning of period	153,829	44,753

Cash & cash equivalents—end of period	$164,593	$137,165

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

        On July 9, 2008, Wakefield sold a $100 million convertible preferred equity interest to Inland American Real Estate Trust, Inc. ("Inland American"). The Company received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment will yield a dividend of 10.5%. The convertible preferred equity may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of the Wakefield venture. Wakefield may, at its option, redeem the convertible preferred interests at any time following the first anniversary of the closing, subject to payment of a call premium that declines over time. In addition, at any time after the second anniversary of the closing, Inland American may convert its preferred equity interests into common equity in Wakefield. Based on the initial investment amount and capital accounts of the Wakefield members, the convertible preferred equity interests represent, upon conversion, approximately a 42% common equity ownership interest in Wakefield. Inland American will have the option of contributing additional preferred equity and participating in new Wakefield investment

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization—(Continued)

opportunities in proportion to its percentage ownership interest, assuming it were to convert its interests to common equity.

        The Company controls substantially all major decisions of the joint venture. Accordingly, the joint venture's financial statements are consolidated into the Company's consolidated financial statements and Inland American's and Chain Bridge's capital are treated as minority interests.

  Monroe Capital NorthStar Funding, LLC

        In March 2007, the Company entered into a joint venture with Monroe Capital Holdco, LLC ("Monroe"), which served as a platform for originating middle-market loans. The joint venture ("Monroe Capital") originated, structured and syndicated middle-market corporate loans, including middle-market loans to highly leveraged borrowers.

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

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of FSP APB 14-1. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments' liability and equity components will results in the recording of more non-cash interest cost over the life of the convertible debt instrument, because of an initial debt discount. Additionally, FSP APB 14-1 precludes the use of the fair value option pursuant to SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the balance sheet, but has determined that FSP APB 14-1 will result in the Company recognizing additional non-cash interest expense of approximately $0.8 million, $2.1 million and $3.6 million in its 2007, 2008 and 2009 statements of operations, respectively. The 2008 increase in non-cash interest expense will be offset by

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies—(Continued)

a $5.0 million capitalization of financing fees which were expensed upon the election of the fair value option on the convertible debt instruments.

        In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

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

  •
  N-Star IV, VI, VII and VIII bonds payable;

  •
  Liabilities to subsidiary trusts issuing preferred securities; and

  •
  7.25% exchangeable senior notes.

        During the second quarter 2008, the Company elected the fair value option for its 11.50% exchangeable senior notes issued in May 2008 and its equity investment in its corporate lending business.

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

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 by level within the fair value hierarchy (in thousands):

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$172,588	$87,986	$260,574
Real estate term debt—N-Star(1)	—	—	13,023	13,023
Real estate term debt—Third party	—	—	2,150	2,150
REIT debt	—	66,293	900	67,193
Term debt equity—N-Star	—	—	40,736	40,736
Trust preferred securities	—	—	7,833	7,833
Derivative asset	—	42	—	42
Corporate lending investment	—	—	47,275	47,275

Total assets	$—	$238,923	$199,903	$438,826

Liabilities:
Exchangeable senior notes	$—	$196,770	$—	$196,770
N-Star IV,VI, VII and VIII bonds payable(1)	—	—	860,771	$860,771
Liability to subsidiary trusts issuing preferred securities	—	—	95,582	95,582
Derivative liability	—	44,902	—	44,902

Total liabilities	$—	$241,672	$956,353	$1,198,025

(1)
Markets have become relatively inactive for these securities and as a result the balances have been transferred from Level 2 to Level 3.

        As of September 30, 2008, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for sale securities	Corporate lending investment	N-Star Bonds Payable	Liability to subsidiary trusts issuing preferred securities
Beginning balance:	$80,851	$—	$—	$168,454
Total transfers into Level 3	125,208	79,583	1,138,919
Total losses (realized or unrealized):		—	—
Included in earnings	46,030	32,308	—	—
Included in other comprehensive loss	7,401	—	—	—
Total gains (realized or unrealized):	—	—	—	—
Included in earnings	—	—	278,148	72,872
Included in other comprehensive loss	—	—	—	—

Ending balance	$152,628	$47,275	$860,771	$95,582

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$46,030	$32,308	$278,148	$72,872

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

        The following table sets forth the Company's financial instruments for which the fair value option was elected:

Financial Instruments, at Fair Value	September 30, 2008	December 31, 2007
Assets:
Available for sale securities:
CMBS	$260,574	$342,353
Real estate term debt—N-Star	11,079	18,507
Real estate term debt—Third party	2,150	12,159
REIT debt	67,193	80,292
Trust preferred securities	7,833	12,264
Corporate lending investment	47,275	—

Total assets	$396,104	$465,575

Liabilities:(1)
Exchangeable senior notes	196,770	172,500
N-Star IV,VI, VII and VIII bonds payable	860,771	1,654,185
Liability to subsidiary trusts issuing preferred securities	95,582	286,258

Total liabilities	$1,153,123	$2,112,943

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

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at September 30, 2008	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$260,574	$490,032	$(229,458)
Real estate term debt—N-Star	11,079	38,448	(27,369)
Real estate term debt—Third party	2,150	16,576	(14,426)
REIT debt	67,193	84,183	(16,990)
Trust preferred securities	7,833	15,000	(7,167)

Total assets	$348,829	$644,239	$(295,410)

Liabilities:
Exchangeable Senior Notes	196,770	252,500	(55,730)
N-Star IV,VI, VII and VIII bonds payable	860,771	1,573,285	(712,514)
Liability to subsidiary trusts issuing preferred securities	95,582	286,258	(190,676)

Total Liabilities	$1,153,123	$2,112,043	$(958,920)

        At September 30, 2008, the basis in our corporate lending investment was $79.6 million. We have elected the fair market value option pursuant to SFAS 159 for this investment which is accounted for under the equity method of accounting. The fair market value of our investment at September 30, 2008 was $47.3 million.

        For the three and nine months ended September 30, 2008, the Company recognized a net gain of $252.4 million and a net gain of $434.3 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's condensed consolidated statement of operations.

4. Operating Real Estate

        The Company made the following acquisitions from January 1, 2008 through September 30, 2008:

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Operating Real Estate—(Continued)

        On September 25, 2008, JPMorgan Chase & Co. ("JPMorgan") announced that it had acquired substantially all of the assets and liabilities of Washington Mutual Bank, FA ("WaMu") from the Federal Deposit Insurance Corp. JPMorgan is entitled to a 90-day period from the WaMu acquisition date to decide whether they will accept or reject the terms of the lease. During the third quarter 2008, the Company added its net leased asset comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and 100% leased to WaMu to its watch list. As of September 30, 2008 the buildings had a combined $54.6 million net book value and were financed with a non-recourse $43.0 million first mortgage loan. The assets are also financed with a $9.7 million mezzanine loan which is collateral for one of the Company's securities term financings. The Company's potential loss if the lease is rejected would be the value of the Company's mezzanine loan and residual equity interest, which totals $15.2 million at September 30, 2008.

Discontinued Operations

        The condensed consolidated statement of operations for the nine months ended September 30, 2007, includes results of operations of real estate assets sold or held for sale. These assets include two assisted care living facilities which were sold in April 2007. There were no discontinued operations for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007.

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, each net of minority interest, for the nine months ended September 30, 2007 (in thousands):

Nine months Ended September 30, 2007
Revenue:
Rental and escalation income	$38

Total revenue	38
Expenses:
General and administrative expenses	1
Interest expense	20
Depreciation and amortization	31

Total expenses	52
Loss from discontinued operations	(14)
Loss on disposition of discontinued operations	(45)

Loss from discontinued operations, before minority interest	(59)
Minority interest	3

Loss from discontinued operations, net of minority interest	$(56)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at September 30, 2008 and December 31, 2007 (in thousands):

September 30, 2008	Carrying Value	SFAS 159 Transition Adjustment	Losses in Accumulated OCI	Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$453,850	$(64,442)	$—	$(128,834)	$260,574
Real estate term debt—N-Star	50,527	(17,616)	(12,369)	(7,519)	13,023
Real estate term debt—Third party	16,130	(3,896)	—	(10,084)	2,150
REIT debt	82,691	(2,276)	—	(13,222)	67,193
Term debt equity	69,357	—	(28,621)		40,736
Trust preferred securities	15,000	(2,736)		(4,431)	7,833

Total	$687,555	$(90,966)	$(40,990)	$(164,090)	$391,509

(1)
Approximately $282.0 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

  At September 30, 2008, the maturities of the available for sale securities ranged from two to 44 years.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments

        At September 30, 2008 and December 31, 2007, the Company held the following real estate debt investments (in thousands):

September 30, 2008	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,039,124	51.8%	—%	3.26%	53
Whole loans, fixed rate	55,732	2.8	9.39	—	7
Subordinate mortgage interests, floating rate	224,260	11.2	—	6.25	15
Mezzanine loans, floating rate	500,676	25.0	—	4.50	16
Mezzanine loan, fixed rate	162,903	8.1	11.26	—	15
Other loans—floating	16,609	0.8	—	1.60	2
Other loans—fixed	6,393	0.3	5.53	—	1

Total/Weighted average	2,005,697	100.0%	10.64%	3.97%	109

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $363.5 million related to these investments, of which a minimum of $195.5 million is expected to be funded within the Company's existing term debt transactions and require no additional capital from the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments—(Continued)

        The Company has identified one real estate debt investment as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. The Company's maximum exposure to loss would not exceed the carrying amount of its investment of $26.2 million. For all other investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

        As of September 30, 2008 and December 31, 2007, all loans were current on principal and interest payments in accordance with the terms of the loan agreement. However, for the three and nine months ended September 30, 2008, the Company recorded a credit loss provision of $3.3 million, partially offset by the reversal a $0.8 million reserve taken during the first quarter of 2008, and $5.7 million, respectively, related to loans on its watch list. Contractual maturities of real estate debt investments at September 30, 2008 are as follows:

Years Ending December 31:	Initial Maturity	Maturity Including Extensions
2008 (remainder)	$123,861	$18,611
2009	755,252	61,385
2010	550,132	288,786
2011	215,703	628,824
2012	192,201	682,178
Thereafter	191,166	348,531

Total	$2,028,315	$2,028,315

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

7. Corporate Loan Investments

        At September 30, 2008, the Company held no corporate debt investments as a result of the recapitalization and deconsolidation of the Monroe joint venture. See Note 1 for additional information.

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

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At September 30, 2008 and December 31, 2007, the Company had an investment in CS/Federal of approximately $7.4 million and $7.8 million, respectively. The Company recognized equity in earnings of $0.1 million for each of the three months ended September 30, 2007 and 2008. The Company recognized equity in earnings $0.3 million for each of the nine months ended September 30, 2007 and 2008.

Monroe Capital Management Advisors, LLC

        In March 2007, the Company entered into a joint venture with Monroe Management, a Chicago-based firm, and acquired a 49.9% non-controlling interest in Monroe Management. Monroe Management originated, structured and syndicated middle-market corporate loans for Monroe Capital

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures—(Continued)

and provided asset management services. On May 7, 2008, the Company terminated its joint venture with Monroe Management upon the completion of the recapitalization of Monroe Capital. See Note 1 for additional information.

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option under SFAS 159 for its equity investment. As of September 30, 2008, the fair market value of the Company's investment in the corporate lending venture was $47.3 million. For the three months ended September 30, 2008, the Company recognized equity in earnings of $0.9 million and an unrealized gain of $0.2 million related to the fair value adjustment on its equity investment. For the period from May 8, 2008 to September 30, 2008, the Company recognized equity in earnings of $1.3 million and an unrealized loss of $32.3 million related to the fair value adjustment on its equity investment. See Note 1 for additional information.

NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At September 30, 2008 and December 31, 2007, the Company had an investment in the Trusts of approximately $3.8 million.

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

        During the second quarter 2008, the Company invested an additional $16.0 million in the Securities Fund. Additionally, during the second quarter 2008, the Company sold 67% of its N-Star IX advisory fee income stream to the Securities Fund for $8.8 million. The Securities Fund owns all of the equity in the N-Star IX term financing but the Company retained the advisory fees when N-Star IX was sold to the Securities Fund at its inception. The Company recognized $4.8 million of advisory fee

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures—(Continued)

income from the sale and deferred the remaining $4.0 million, which represented the Company's ownership interest in the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned. For the three and nine months ended September 30, 2008, the Company recognized $0.1 million in additional income from the amortization of deferred advisory fee income. At September 30, 2008, the Company had invested a total of $47.9 million in the Securities Fund and the carrying value of its investment was $33.8 million, representing a 46.0% interest.

        In the third quarter 2008, the Securities Fund filed a claim against Lehman Brothers for $6.8 million (plus damages) to recover cash collateral held by Lehman Brothers. On September 30, 2008, the Securities Fund decided to record a reserve of $3.4 million against the $6.8 million cash collateral receivable.

        For the three months ended September 30, 2008, the Company recognized equity in earnings of $0.5 million. The Company also earned $0.1 million of management fees from the Securities Fund for the three months ended September 30, 2008. For the nine months ended September 30, 2008, the Company recognized equity in loss of $5.1 million. The Company also earned $0.4 million of management fees from the Securities Fund for the nine months ended September 30, 2008.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, to form LandCap Partners, which is referred to as LandCap. LandCap seeks to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The venture is managed by professionals who have extensive experience in the single family housing sector. The Company has sole discretion with respect to funding its portion of any investment decisions relating to LandCap and accounts for its investment under the equity method of accounting. At September 30, 2008 the Company's investment in LandCap is carried at $13.7 million, which includes the Company's contributions to LandCap of $5.6 million and $11.3 million made during the second and third quarters of 2008, respectively, less the Company's $3.2 million share of LandCap's losses from the cumulative general and administrative expenses since inception. For the three and nine months ended September 30, 2008, the Company recognized equity in loss of $0.8 million and $2.5 million, respectively. At September 30, 2008, LandCap has made investments totaling $39.1 million. In addition, the Company advanced approximately $2.6 million under a $2.8 million loan agreement to LandCap, which bears interest at a fixed rate of 12% and was included in other assets in the condensed consolidated balance sheets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of September 30, 2008 and December 31, 2007 (in thousands):

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at September 30, 2008	Balance at December 31, 2007
Credit Facilities
MC Facility(1)	3/31/2008	3/31/2008	LIBOR + 0.75%	$—	$—	$374,459
MC Facility VFCC(1)	7/29/2008	7/29/2010	Commercial Paper Rate + 0.75%	—	—	71,037
JP Facility	8/8/2009	8/8/2010	LIBOR + 1.25% to 1.80%	350,000	48,216	55,936

Total Credit Facilities				350,000	48,216	501,432
Term Loans
WA Term Loan(2)	11/6/2009	11/6/2010	LIBOR + 2.00%	471,744	279,655	308,588
Euro—note	11/6/2009	11/6/2010	3 month Euribor + 2.0%	106,387	106,387	108,346
LB Term Loan	2/9/2009	2/9/2012	LIBOR + 1.50%	24,238	24,239	—

Total Credit Facilities & Term Loans				952,369	458,497	918,366

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015		5.65%		43,001	43,219
Salt Lake City	9/1/2012		5.16%		15,958	16,231
EDS	10/8/2015		5.37%		47,872	48,371
Executive Center	1/1/2016		5.85%		51,480	51,480
Green Pond	4/11/2016		5.68%		17,395	17,480
Indianapolis	2/1/2017		6.06%		28,553	28,600
Wakefield GE	8/30/2010		6.93%		67,501	67,586
Wakefield—Park National	1/11/2014		5.94%		33,300	33,300
Wakefield—GE—WLK	1/11/2017		6.49%		160,000	160,000
Wakefield—GE—Tusc & Harmony	1/11/2017		6.59%		7,875	7,875
Wakefield—Harmony FNMA	2/1/2017		6.39%		75,000	75,000
Wakefield—Grove City	2/1/2038		5.45%		1,868	1,887
Wakefield—Lancaster	6/1/2037		6.40%		2,612	2,636
Wakefield—Marysville	6/1/2037		6.40%		1,677	1,693
Wakefield—Washington	10/1/2038		6.65%		1,980	1,995
Wakefield—Miller Merril	6/30/2012		7.07%		116,000	116,000
Wakefield—ARL Mob Wachovia	5/11/2017		5.89%		3,412	3,412
Wakefield—Ascend Colonial	5/31/2012		7.52%		6,500	6,500
Wakefield—Colonial Dova	8/31/2012		7.32%		6,500	6,500
Wakefield—Colonial 6 Alfs	11/1/2012		6.98%		19,653	19,653
Wakefield—St Francis	9/31/2010		LIBOR + 2.00%		11,400	11,400
Aurora	7/11/2016		6.22%		33,415	33,500
DSG	10/11/2016		6.17%		34,346	34,648
Keene	2/1/2016		5.85%		6,815	6,882
Fort Wayne	1/1/2015		6.41%		3,499	3,555
Portland	6/17/2014		7.34%		4,866	4,984
Milpitas	3/6/2017		5.95%		22,655	22,959
Fort Mill	4/6/2017		5.63%		27,700	27,700
Reading	1/1/2015		5.58%		14,212	14,387
Reading	1/1/2015		6.00%		5,000	5,000
Alliance	12/6/2017		6.48%		23,848	24,032
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014		6.64%		9,664	10,692
Fort Mill	4/6/2017		6.21%		3,044	3,208
Exchangeable Senior Notes(3)	6/15/2027		7.25%		172,500	172,500
Exchangeable Senior Notes ("NNN Notes")(3)	6/15/2013		11.50%		80,000	—
Repurchase obligations	Varies		LIBOR varies		1,540	1,864
Bonds payable(3)
N-Star IV	7/1/2040		LIBOR + 0.62% (average spread)		292,500	300,000
N-Star VI	6/1/2041		3 month LIBOR + 0.56% (average spread)		269,700	310,500
N-Star VII	6/22/2051		LIBOR + 0.36% (average spread)		504,300	510,800
N-Star VIII	2/1/2041		LIBOR + 0.57% (average spread)		506,785	532,885
Liability to subsidiary trusts issuing preferred securities(3)(4)
Trust I	3/30/2035		8.15%		41,240	41,240
Trust II	6/30/2035		7.74%		25,780	25,780
Trust III	1/30/2036		7.81%		41,238	41,238
Trust IV	6/30/2036		7.95%		50,100	50,100
Trust V	9/30/2036		3 month LIBOR		30,100	30,100
			2.70%
Trust VI	12/30/2036		3 month LIBOR		25,100	25,100
			2.90%
Trust VII	4/30/2037		3 month LIBOR		37,600	37,600
			2.50%
Trust VIII	7/30/2037		3 month LIBOR		35,100	35,100
			2.70%

					$3,480,681	$3,945,538

(1)
Refer to Note 1 for details on the termination of these facilities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings—(Continued)

(2)
The Company had an additional $192.3 million of availability under the revolving component of the term loan.

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

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of September 30, 2008 (in thousands):

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan(1)	Liability to Subsidiary Trusts Issuing Preferred Securities(2)	Exchangeable Senior Notes(2)	Repurchase Obligations	Bonds Payable(1)
2008	$1,522	$1,522	$—	$—	$—	$—	$—	$—
2009	470,842	10,805	48,216	410,281	—	—	1,540	—
2010	96,765	96,765	—	—	—	—	—	—
2011	14,330	14,330	—	—	—	—	—	—
2012	164,036	164,036	—	—	—	—	—	—
Thereafter	2,733,186	621,143	—	—	286,258	252,500	—	1,573,285

Total	$3,480,681	$908,601	$48,216	$410,281	$286,258	$252,500	$1,540	$1,573,285

(1)
$386.0 million of the secured term loan balance may be extended for one year and the remaining balance of $24.2 million may be extended for three years at the Company's option, subject to certain conditions.

(2)
Scheduled principal payments may differ from the carrying value on the condensed consolidated balance sheets due to the fair value accounting option under SFAS 159. See Note 3.

        At September 30, 2008, the Company was in compliance with all covenants under its borrowings.

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

        During the third quarter 2008, the Company repurchased approximately $33.0 million of its bonds, which consisted of $7.0 million of Class H, BBB rated notes, $7.0 million of Class J, BBB rated notes, $5.0 million of Class B, AA rated notes, $5.0 million of Class A2, AAA rated notes of N-Star VIII, $4.0 million of Class D, BBB rated notes of N-Star IV and 5.0 million of Class J, BB rated notes of N-Star IX for approximately $16.2 million. The Company recorded a realized gain of $7.1 million in connection with the repurchase of notes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings—(Continued)

Exchangeable Senior Notes

        In May 2008, NRFC NNN Holdings, LLC ("Triple Net Holdings"), a wholly-owned subsidiary of the Company issued $80.0 million of 11.50% exchangeable senior notes (the "NNN Notes") due in 2013. The NNN Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The NNN Notes pay interest semi-annually on June 15 and December 15, at a rate of 11.50% per annum, and mature on June 15, 2013. The NNN Notes have an initial exchange rate representing an exchange price of approximately $12.00 per share of the Company's common stock, subject to adjustment under certain circumstances. The NNN Notes are senior unsecured obligations of Triple Net Holdings and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2013, and prior to the close of business on the second business day immediately preceding the maturity date, into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, if any, at the Company's option. The NNN Notes are redeemable, at the Company's option, on and after June 15, 2011. The Company may be required to repurchase the NNN Notes upon the occurrence of certain events. The net proceeds from the offering were approximately $71.4 million, after deducting a $4.6 million security deposit representing one semi-annual interest payment, and fees and expenses. The proceeds of the offering will be used for general corporate purposes.

        The Company has elected the SFAS 159 fair value option for the NNN Notes. Changes in fair value of the NNN Notes will be recognized in earnings as they occur.

Term Loan

        In June 2008, a wholly owned subsidiary of the Company entered into a $24.2 million term loan agreement with an investment bank (the "LB Term Loan"). The collateral for the LB Term Loan is a $44.0 million mezzanine loan position and the Company has guaranteed 50% of such amount. The LB Term Loan matures in February 2009 and bears interest at a spread of 1.50% over one-month LIBOR. Both the LB Term Loan and the mezzanine loan collateral have three one-year extension options. The LB Term Loan contains certain covenants including, among others, financial covenants of a minimum tangible net worth and a minimum debt-to-equity ratio.

Unsecured Revolving Line of Credit

        On May 28, 2008, the Company voluntarily terminated the Revolving Credit Agreement, dated November 3, 2006 with KeyBanc Capital Markets and Bank of America, N.A. (the "Credit Agreement") in order to permit the issuance of the NNN Notes, given certain restrictive covenants set forth in the Credit Agreement. The Credit Agreement had a November 2009 expiration and no amounts were outstanding under the Credit Agreement at the time of termination.

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

advisory fee income stream, pursuant to its agreement with N-Star IX, to the Securities Fund for $8.8 million. Advisory and management fee income—related parties for the nine months ended September 30, 2008 includes $4.8 million of additional income as a result of the sale. The Company deferred the remaining $4.0 million, which represents the Company's ownership interest in the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned. The Company earned total fees on these agreements of approximately $1.7 million and $2.2 million for the three months ended September 30, 2008 and 2007, respectively and $10.3 million and $5.0 million for the nine months ended September 30, 2008 and 2007, respectively.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the three and nine months ended September 30, 2008, the Company earned $0.1 million and $0.4 million, respectively, in management fees. For each of the three and nine months ended September 30, 2007, the Company earned $0.2 million in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. Wakefield Capital Management Inc. is owned by the partners who own Chain Bridge. The Company incurred $0.9 million and $0.8 million in management fees for the three months ended September 30, 2008 and 2007, respectively, and $2.6 million and $2.2 million in management fees for the nine months ended September 30, 2008 and 2007, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services, as described in Note 1. On May 7, 2008, the Company terminated its management agreement with Monroe Management. The Company incurred $0.5 million in management fees for the three months ended September 30, 2007, and $1.3 million and $0.7 million in management fees for the nine months ended September 30, 2008 and 2007, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

Legacy Fund

        In September 2008, the Company and a major financial institution, as co-lenders, amended an existing loan agreement with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower, to extend the loan maturity in exchange for an extension fee, a partial principal repayment of the loan and a guaranty by the borrower of certain additional obligations. One of the Company's directors, Preston Butcher, is the chairman of the Board of Directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. The loan is included in real estate debt investments in the consolidated balance sheets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions—(Continued)

Hard Rock Hotel Loan

        In August 2008, the Company purchased from Credit Suisse ("CS"), a $30.0 million junior participation in the financing provided by CS in connection with the acquisition of 11.05 acres of land immediately adjacent to the Hard Rock Hotel and Casino in Las Vegas by a joint venture between DLJ Merchant Banking Partners and the Morgans Hotel Group, or Morgans, which is the minority interest in the joint venture. David Hamamoto, the Company's president and chief executive officer, is the chairman of the board of Morgans. The loan is included in real estate debt investments in the consolidated balance sheets.

11. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of September 30, 2008, the Company has issued an aggregate of 7,308,642 LTIP Units, net of forfeitures of 60,198 LTIP Units. An aggregate of 544,785 LTIP Units were converted to commons stock and 374,020 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 7,308,642 LTIP Units, 4,790,391 vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period so long as the recipient continues to be an eligible recipient, 2,347,450 vest over 16 consecutive quarters with the first quarter being January 29, 2008 and 170,801 are subject to no vesting requirements. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $5.2 million and $3.9 million for the three months ended September 30, 2008 and 2007, respectively and $15.3 million and $11.8 million for the nine months ended September 30, 2008 and 2007, respectively, related to the amortization of awards granted under this plan. As of September 30, 2008, there were approximately 4,717,926 unvested LTIP Units and 55,520 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of all of the Company's LTIP grants is $42.1 million, provided there are no forfeitures.

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

        The Company achieved the performance hurdles for both performance periods in 2006 and 2007 and all units reserved under this plan were granted to each of the participants that was an employee at the conclusion of the last performance period in November 2007. The Company has recognized, in the condensed consolidated financial statements, $1.0 million and $2.2 million in compensation expense for the three and nine months ended September 30, 2007, respectively.

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

        The Company has recorded compensation expense under this plan of zero and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and zero and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.

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

compensation program to further align the interests of the Company's stockholders and management. Under the 2006 Outperformance Plan, award recipients will share in a "performance pool" if the Company's total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of the Company's common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeds a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee's award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the performance pool that is established under the 2006 Outperformance Plan will be allocated among the Company's employees in accordance with the percentage specified in each employee's award agreement. Although the amount of the awards earned under the 2006 Outperformance Plan will be determined when the performance pool is established, not all of the awards vest at that time. Instead, 50% of the awards vest on December 31, 2008 and 25% of the awards vest on each of the first two anniversaries thereafter based on continued employment. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) "Stock Based Compensation." The fair value of the 2006 Outperformance Plan on the date of adoption was determined by the Company to be $4.1 million. In connection with its determination, the Company retained a firm that had experience in appraising similar plans and considered such appraisal in its determination of the fair value of the 2006 Outperformance Plan. The Company will amortize 50% of the value into compensation expense over the first three years of the plan, 25% will be amortized over four years and the remaining 25% over five years. The Company recorded compensation expense of $0.3 million for each of the three months and $0.9 million for each of the nine months ended September 30, 2008 and 2007, respectively.

        The status of all of the Company's LTIP grants as of September 30, 2008 and December 31, 2007 are as follows (units in thousands):

	September 30, 2008		December 31, 2007
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	5,484	$11.47	1,683	$9.44
Granted	2,558	8.59	3,826	12.25
Converted to common stock	(582)	9.51	(20)	9.0
Forfeited	(55)	9.42	(5)	16.48

Ending balance(2)	7,405	$10.64	5,484	$11.47

(1)
Reflects balance at January 1, 2008 for the quarter ended September 30, 2008 and January 1, 2007 for the year ended December 31, 2007.

(2)
Reflects balance at September 30, 2008 and December 31, 2007, respectively.

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

        For the three and nine months ended September 30, 2008, the Company issued a total of zero and 224,434 shares of common stock, respectively, related to employee compensation arrangements and employee separation agreements.

        For the three and nine months ended September 30, 2008, the Company sold a total of 12,100 shares and 114,100 shares, respectively, of common stock related to its equity distribution agreement with Wachovia raising net proceeds of approximately $0.1 million and $0.6 million, net of $2,497 and $28,199, respectively, in commissions.

        For the three and nine months ended September 30, 2008, the Company sold a total of 34,301 and 98,151 shares of common stock, respectively, pursuant to the Plan, raising net proceeds of approximately $0.2 million and $0.8 million, respectively.

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

        On July 22, 2008, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity—(Continued)

dividends were paid on August 15, 2008 to the stockholders of record as of the close of business on August 5, 2008.

Earnings Per Share

        Earnings per share for the three and nine months ended September 30, 2008 and 2007 is computed as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator (Income)
Basic Earnings
Net income available to common stockholders	$233,533	$8,687	$411,277	$26,002
Effect of dilutive securities
Income allocated to minority interest	27,524	680	47,346	1,835

Dilutive net income available to stockholders	$261,057	$9,367	$458,623	$27,837

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	62,825	61,630	62,772	61,449
Effect of dilutive securities:
OP/LTIP units	7,405	3,030	7,226	2,952

Dilutive Shares	70,230	64,660	69,998	64,401

13. Minority Interest

Operating Partnership

        Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying condensed consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2008 and December 31, 2007, minority interest related to the aggregate limited partnership units of 7,404,575 and 5,683,118, represented a 10.52% and 8.43% interest in the Operating Partnership, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Minority Interest—(Continued)

Joint Ventures

        In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. On July 9, 2008, Wakefield sold a $100 million convertible preferred equity interest to Inland American Real Estate Trust, Inc. The joint venture is consolidated in the condensed consolidated financial statements and Inland American's and Chain Bridge's capital are treated as minority interests. Income allocated to minority interest for the three and nine months ended September 30, 2008 was $2.3 million and $2.1 million, respectively. Income allocated to minority interest for the three and nine months ended September 30, 2007 was $0.2 million and $0.4 million, respectively.

        In March 2007, the Company formed a joint venture with Monroe. On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending venture. Upon completion of the recapitalization transaction, the Company deconsolidated the venture. Monroe Capital's equity is no longer a component of minority interest. Loss allocated to minority interest prior to the recapitalization of Monroe Capital was $0.3 million.

14. Risk Management and Derivative Activities

Derivatives

        The Company uses derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the Company's investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. The objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements.

        In January 2008, the Company adopted SFAS 159 and elected the fair value option for its bonds payable and its liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended September 30, 2008, the Company recorded, in earnings, a mark-to-market unrealized loss of $1.8 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps. For the nine months ended September 30, 2008, the Company recorded, in earnings, a mark-to-market unrealized gain of $8.3 million and a $4.1 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities—(Continued)

        The following tables summarize the Company's derivative financial instruments as of September 30, 2008 and December 31, 2007 (in thousands):

	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of September 30, 2008	1,495,212	(44,860)	3.02% - 5.96%	October 2009 - August 2018
As of December 31, 2007	856,306	(49,280)	4.18% - 6.61%	February 2008 - August 2018

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one tenant that generates 10% or more of its total revenue. However, approximately 17.7% and 11.2% of the Company's rental and escalation revenue for the nine months ended September 30, 2008 is generated from two tenants in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Off Balance Sheet Arrangements—(Continued)

        The following tables describe certain terms of the collateral for and the notes issued by N-Star I, N-Star II, N-Star III and N-Star V at September 30, 2008 and December 31, 2007 (in thousands):

	Collateral—September 30, 2008				Term Notes—September 30, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate	Stated Maturity
N-Star I(2)	8/21/03	$301,735	6.64%	4.14	$282,732	6.21%	8/01/2038
N-Star II	7/01/04	331,878	6.22	4.77	295,931	5.60	6/01/2039
N-Star III	3/10/05	404,771	5.90	4.25	358,676	5.14	6/01/2040
N-Star V	9/22/05	509,722	5.49	6.22	456,319	4.74	9/05/2045

Total		$1,548,106	5.98%	4.99	$1,393,658	5.32%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

	Collateral—December 31, 2007				Term Notes—December 31, 2007
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate	Stated Maturity
N-Star I(2)	8/21/03	$320,583	6.58%	4.64	$301,406	6.24%	8/01/2038
N-Star II	7/01/04	335,301	6.24	4.73	306,110	5.75	6/01/2039
N-Star III	3/10/05	404,772	6.30	5.20	358,892	5.84	6/01/2040
N-Star V	9/22/05	495,971	5.87	7.09	456,319	5.07	9/05/2045

Total		$1,556,627	6.21%	5.59	$1,422,727	5.66%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

Equity Notes of Collateralized Loan Obligations

        In December 2006, the Company acquired 40% of the residual equity interests in a Collateralized Loan Obligation ("CLO") originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. The Company also acquired a 12.5% and 33.5% residual equity interest in two third party CLOs. The Company determined the CLOs to be variable interest entities under FIN 46(R)-6 and that it was not the primary beneficiary; therefore, the financial statements of the CLOs were not consolidated into the condensed consolidated financial statements of the Company. On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Off Balance Sheet Arrangements—(Continued)

corporate lending venture and contributed its CLO equity interests into the recapitalized entity. See Note 1 for additional information.

        The Company's potential loss in its off balance sheet investments is limited to the carrying value of its investment, which is $53.8 million and $78.1 million at September 30, 2008 and December 31, 2007, respectively.

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

        On May 7, 2008, the Company completed a recapitalization of its middle-market corporate lending venture. Upon completion of the recapitalization transaction, the Company deconsolidated the venture and now uses the equity method of accounting for the investment. As a result, and as of May 7, 2008, the corporate loan segment is no longer a reportable segment of the Company. Its current investment is included in corporate.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

16. Segment Reporting—(Continued)

        The following table summarizes segment reporting for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Corporate(1)	Consolidated Total
Total revenues for the three months ended
September 30, 2008	$42,001	$38,108	$13,083	$348	$93,540
September 30, 2007	56,356	27,529	16,095	12,698	112,678
Income (loss) from continuing operations before minority for the three months ended
September 30, 2008	186,356	4,273	38,604	39,355	268,588
September 30, 2007	17,119	(2,741)	4,862	(4,427)	14,813
Net income (loss) for the three months ended
September 30, 2008	166,977	3,819	34,536	33,432	238,764
September 30, 2007	17,119	(2,822)	4,862	(5,241)	13,918
Total revenue for the nine months ended
September 30, 2008	130,202	96,313	47,096	12,674	286,285
September 30, 2007	150,907	70,752	64,080	18,653	304,392
Income (loss) from continuing operations before minority interest for the nine months ended
September 30, 2008	412,730	1,903	40,573	21,207	476,413
September 30, 2007	56,927	(2,273)	13,789	(28,897)	39,546
Net income (loss) for the nine months ended
September 30, 2008	369,215	2,712	36,295	18,748	426,970
September 30, 2007	56,927	(2,495)	13,789	(30,917)	37,304
Total assets as of
September 30, 2008	$2,304,804	$1,258,527	$405,118	$152,416	$4,120,865

(1)
Corporate includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 is presented below (in thousands):

	September 30,
	2008	2007
The acquisition of available for sale securities with warehouse deposit	$—	$(21,898)
Real estate debt investment pay-down due from servicer	18,000	25,587
Write-off of deferred financing cost in connection with FAS 159 implementation	34,605	—
Initial mark-to-market adjustment in connection with FAS 159 implementation	(340,835)	—
Elimination of available for sale securities due to acquisition of consolidated liabilities	—	(5,398)
Reduction of mortgage notes and loans payable due to acquisition of consolidated asset and release of mortgage escrow	—	1,485
Elimination of bonds payable due to acquisition of consolidated assets	—	(7,250)
Allocation of purchase price of operating real estate to deferred cost	(272)	(30,287)
Minority interest buy-out	(1,566)	—
Assumption of loan in connection with acquisition of operating real estate	—	19,480
Deed in lieu of foreclosure of operating real estate	—	7,525
Contribution of book value of assets to unconsolidated joint venture	112,097	—
Reclassification of prior-year construction in progress	(4,409)	—
Write-off of deferred lease cost, tenant improvements and below market lease adjustments related to lease termination	(3,456)	—

18. Subsequent Events

Dividends

        On October 8, 2008, the Company declared a dividend of $0.36 per share of common stock. On October 21, 2008, the Company declared a dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on November 15, 2008 to the stockholders of record as of the close of business on November 4, 2008.

JP Facility

        On October 7, 2008, the Company and a subsidiary entered into Amendment No. 1 (the "Amendment") to the Master Repurchase Agreement (as amended, the "Facility") with JPMorgan

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

18. Subsequent Events—(Continued)

Chase Bank, N.A. ("JPMorgan"). The Facility had approximately $50.4 million outstanding on the amendment date and such amounts bear interest at spreads of 1.25% to 1.80% over one-month LIBOR. Advance rates for the assets currently financed under the Facility range from 55% to 80% of the value of the collateral for which the advance is made. Interest rates and advance rates on future borrowings under the Facility will be determined by JPMorgan. Pursuant to the Amendment, the maximum amount outstanding under the Facility shall not exceed $150 million and the Company has agreed to guaranty the outstanding amount under the Facility. The term of the Facility will expire on August 8, 2010, subject to renewal by JPMorgan on August 8, 2009.

Stock Repurchase Program

        On October 8, 2008, the Company's Board of Directors authorized a stock repurchase program of up to 10,000,000 shares of the Company's outstanding common stock, or approximately 16% of the Company's outstanding common stock. Stock repurchases under this program will be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of November 6, 2008, the Company had not repurchased any shares under the authorization.

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

Introduction

        We primarily derive revenues from interest income on the real estate debt investments that we originate with borrowers or acquire from third parties and our real estate securities in which we invest. We generate rental income from our net lease investments. We also generate interest revenues from our ownership interest in non-consolidated securities term debt transaction issuances and advisory fee income and income from our unconsolidated ventures. Other income comprises a much smaller and more variable source of revenues and is generated principally from fees associated with early loan repayments and gains/losses from sales of securities.

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

Outlook and Recent Trends

        In early 2007, the subprime residential lending and single family housing markets began to experience significant default rates, declining real estate values and increasing backlog of housing supply. Other lending markets also experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets. Although we do not have any direct subprime exposure or direct exposure to the single family mortgage market, the factors described above have resulted in substantially reduced mortgage loan originations, virtually no availability of debt capital in the securitization market, and a severe contraction in available credit.

        During the third quarter 2008, financial institutions became increasingly loath to lend cash to peer institutions, even on a very short-term basis, as lack of transparency regarding asset quality reduced confidence in counterparty creditworthiness. Despite liquidity infusions from government-sponsored central banks worldwide, the cost of capital increased dramatically, and even the most liquid markets such as the commercial paper market experienced enormous outflows of capital. Those institutions deemed by the market to be most at risk for credit issues, principally those with large real estate and mortgage portfolios, experienced massive withdrawals from customer brokerage and deposit accounts. These institutions also became unable to transact in the capital markets because few participants were willing to take their counterparty risk, thereby resulting in their insolvency (most notably Lehman Brothers Holding, Inc). The U.S. Government reacted to the rapid deterioration in the financial system by passing the Emergency Economic Stabilization Act of 2008 (the "Act") in early October. The Act authorized and provided funds to the U.S. Treasury Department to acquire financial assets from institutions as a buyer of last resort in order to enable these institutions to reduce their exposure to troubled assets and to regain market confidence. Since that time, the U.S. has committed to make up to $250 billion of direct equity investments into banking institutions and announced a program to purchase commercial paper from corporations. At this time it is unclear whether these actions will have a positive impact on the credit markets. Most experts forecast poor economic conditions through 2009 caused by higher unemployment, reduced consumer and business spending, scarcity of credit and a need for banks and consumers to deleverage after years of plentiful and cheap debt capital.

        As a result of the enormous credit market disruptions and negative economic outlook, most financial industry participants, including commercial real estate lenders and investors, continue to find it difficult to obtain cost-effective debt and equity capital to fund new investment activity or to refinance maturing debt. In addition, most economic measures indicate the U.S. and other major economic regions worldwide are entering a recession. Weaker macroeconomic conditions combined with the continued lack of liquidity in the U.S. commercial real estate market continue to pressure underlying real estate values and cash flows.

        Property types most directly and immediately impacted by these weaker conditions include residential condominium projects in markets which experienced a high level of development during the residential market boom, such as in South Florida, Las Vegas and areas of California. Multi-family properties located in nearby areas have generally been impacted by the oversupply of condominiums because many of these projects are being converted into competing rental properties. We have $91.7 million of loans backed by residential condominium properties of which 83.1% are located in New York City, a market that has not experienced severe oversupply. We own six first mortgage assets totaling $151.5 million having multi-family rental collateral properties located in South Florida that are experiencing weak operating performance due to overbuilding and weak economic conditions in these markets. Also, hotels are generally most immediately impacted by changing economic conditions because revenues are generated on a nightly basis, based on room rates and occupancy. The next most sensitive real estate class to changing economic conditions is retail, followed by office and industrial properties. Office, industrial and retail property types have longer-term, multi-year leases and therefore reset to market on a lagging basis. The degree to which commercial real estate values are impacted by weaker economic conditions and the level of credit losses in our asset base will be determined primarily by the length that such conditions exist and the severity of the contraction.

        Due to the liquidity crisis, our primary short-term lending and borrowing benchmark rates, one-month and three-month LIBOR, rose during the quarter and exceeded 4.0%, even though the Fed Funds target rate is currently at a low 1.0%. These LIBOR indices have recently decreased but the spread between LIBOR and the Fed Funds target remains very high by historical standards. Rising LIBOR increases earnings from our loans and securities whose interest payments are based on a floating rate index, but adversely impacts commercial real estate values and credit. Higher interest rates result in a greater discount rate applied to underlying real estate cash flows and therefore generate lower implied values. Higher interest rates also result in greater debt service costs, lower debt service coverage and more quickly depleted interest reserves for loans that rely on interest reserves to service debt while the collateral properties are being repositioned by our borrowers.

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

        Our real estate securities investments could also be negatively impacted by weaker rental market conditions. Within the underlying loan pools, any slowdown in economic conditions would likely reduce tenants' ability to make rent payments in accordance with the terms of their leases. Additionally, to the extent that market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. Finally, declining occupancy rates could also impact cash flow and reduce borrowers' ability to service their outstanding loans.

        Our net leased assets could be adversely impacted by a weaker economy as well. Corporate space needs may contract resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants which could result in their inability to meet the contractual terms of their leases.

        We responded to these difficult conditions by decreasing investment activity when we observed deteriorating market conditions. We expect credit to continue to be challenging throughout the remainder of 2008 and into 2009 and believe we have the resources to quickly identify potential issues and to act aggressively to protect our invested capital.

        Approximately $4.0 billion of our term debt transaction liabilities (including the off-balance sheet and on-balance sheet financings) currently permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. We expect very few loan repayments in the fourth quarter due to the scarcity of debt capital. Approximately $756 million of our funded loan commitments have their initial maturity date in 2009; however, most of the loans contain extension options of at least nine months (many subject to performance criteria) so it is difficult to estimate how much capital, if any, from initial maturities or prepayments may be recycled into higher earning investments for 2009.

        Our near-term business plan assumes that we manage our current asset base to maximize earnings, minimize credit losses and maintain liquidity levels that provide us the flexibility to potentially make selective new investments when we believe the opportunity is exceptional. Our plan also assumes that we can successfully continue to generate other income levels consistent with or greater than in the past, given our larger asset base, and can manage credit so that future credit losses, while higher than prior periods, will not be significantly greater than in the past. Furthermore, we may allocate a portion of our available investment capital to our LandCap joint venture, and have a $175 million discretionary commitment along with an equal amount committed by Goldman, Sachs' Whitehall funds. The venture's investment strategy to take advantage of distress in the residential markets will likely involve making investments in non-performing loans backed by residential land and equity interests in residential lots. These investments potentially are not expected to generate meaningful current returns for several years and a majority of our returns will likely be realized upon disposition or resolution of the assets. Because the capital we raise has a current pay requirement, including our equity, there will likely be a timing difference between payments we must make to our creditors and shareholders and the ultimate receipt of a return on our invested capital. Our future level of earnings and dividends in this changing interest rate and liquidity environment is dependent upon market conditions and our ability to successfully execute these plans.

        We believe that in the longer term, liquidity could return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively finance new investment activity. We believe these sources will include term loans from financial institutions and life companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

        Investors are encouraged to read the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

Risk Management

        As of September 30, 2008, no assets were delinquent on contractual principal or interest payments according to the underlying loan terms and no assets were considered non-performing. A loan is classified as non-performing at such time as the loan becomes 90 days delinquent or the loan has a maturity default.

        We use many methods to actively manage our asset base to preserve our income and capital. Generally, for loans and net lease assets, frequent dialogue with borrowers/tenants and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early and prior to missed debt service and lease payments. Many of our loans also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments also may be an early indicator there could be a problem with the borrower or collateral property. We also may negotiate modifications to loan terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. Generally, when we make a concession such as reducing an interest rate or extending a maturity date, we seek to get additional collateral and/or fees in return for the modification. In some cases we may issue default notices and begin foreclosure proceedings when the borrower is not complying with the loan terms and we believe taking control of the collateral is the best course of action to protect our capital. For net leases, we may seek to obtain up-front or accelerated payment in return for an early cancelation of the lease if we believe the tenant's creditworthiness has significantly deteriorated and that taking control of the property and re-leasing it maximizes value.

        Securities investments generally have a more liquid market than loans and net lease assets, but we typically have very little control over restructuring decisions when there is a problem with the asset. Generally, we manage risk in the securities portfolio by selling the asset when we can obtain a price that is attractive relative to its riskiness. In certain situations, we may sell an asset because there is an opportunity to reinvest the capital into a new asset with a more attractive risk/return profile.

        We conduct a quarterly comprehensive credit review which is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by our credit reviews. Based on the quarterly reviews, loans and net lease assets are put on an internal "Watch List" if we believe there is greater near-term risk that we could lose invested capital and/or there is a situation at the underlying collateral which requires intensive risk management and portfolio management resources. Securities investments are generally added to the watch list if there is a default, although management may use its discretion to include or exclude any asset from the watch list based on qualitative factors such as likelihood of actual loss realization, level of resources required to work out the issue, and probability of default if there has not yet been an actual default. A Watch List asset does not necessarily mean it is non-performing or that there is an impaired loan basis, but indicates our view that the risk of the asset becoming non-performing or impaired is much greater than in the overall portfolio.

        In the first quarter 2008, we recorded a $0.8 million credit loss provision on a $19.5 million first mortgage loan secured by two multi-family properties located in San Antonio, Texas. The loans were paying current. During the second quarter 2008 we recorded a $2.5 million credit loss provision relating to two loans which are on the Watch List. We recorded a $2.0 million credit loss provision relating to an $11.0 million mezzanine loan backed by a portfolio of seven limited service hotel properties and unentitled land. The properties securing the loan were recently completed and continue to experience improving operating performance as they reach expected stabilized occupancy levels. In addition, the borrower plans to market the land for sale. During the second quarter 2008, we also recorded a $0.5 million credit loss provision relating to an $18.0 million first mortgage loan backed by a multi-family property located in South Florida. The sponsor of this asset has experienced financial distress and cannot currently meet its reserve replenishment funding obligations. We believe the reserve is prudent until such time as the collateral's performance indicates that its value fully covers our loan basis.

        In the third quarter of 2008, we recorded a $2.2 million reserve against a $13.1 million mezzanine loan backed by a multi-family property located in Georgia, a $0.5 million reserve against a $16.9 million first mortgage loan backed by a multi-family property located in South Florida and an additional $0.5 million reserve ($1.0 million total to date) against the $18.0 million first mortgage loan backed by a multi-family property located in South Florida referred to earlier. We also reversed the $0.8 million reserve taken during the first quarter 2008 against the $19.5 million first mortgage backed by two multi-family properties located in San Antonio, Texas upon a third party acquisition of the property for $2.5 million cash and assumption of our loan. Credit loss reserves for real estate loans total $5.7 million as of September 30, 2008.

        During the third quarter we added four loan assets totaling $99.7 million and our equity investment in one net lease asset totaling $15.2 million to the Watch List. We removed the $19.5 million San Antonio first mortgage from the Watch List. We do not currently believe that any credit loss reserves are required for the loan assets added to the Watch List this quarter. As of September 30, 2008, we had 11 assets on our Watch List totaling $205.4 million.

        The loan assets added this quarter include a $46.0 million first mortgage on a multi-family property in Naples, FL, a $21.4 million first mortgage on a residential condo development site in Manhattan (New York City), a $20.8 million mezzanine loan on a multi-family property in Ventura, CA and an $11.3 million first mortgage on an independent living facility in Arlington, TX. Each of these assets is significantly underperforming our underwritten expectations and/or the sponsors are under financial stress and may not be able to provide additional support to the assets.

        This quarter we also added a net leased asset comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and 100% leased to Washington Mutual Bank, FA ("WaMu"). As of September 30, 2008 the buildings had a combined $54.6 million net book value and were financed with a non-recourse $43.0 million first mortgage loan. The assets are also financed with a $9.7 million mezzanine loan which is collateral for one of our securities term financings. On September 25, 2008, JPMorgan Chase & Co. ("JPMorgan") announced that it had acquired substantially all of the assets and liabilities of WaMu from the Federal Deposit Insurance Corp. JPMorgan is entitled to a 90-day period from the WaMu acquisition date to decide whether they will accept or reject the terms of the lease. JPMorgan has preliminarily indicated they would like to decrease the rented space and shorten the remaining term of the existing lease. We have not yet agreed to any lease modification, the terms of which would also have to be satisfactory to the first mortgage lender. In a worst case scenario, we could transfer our ownership of the facilities to the first mortgage lender, in which case the value of our mezzanine loan and residual equity interest totaling $15.2 million at September 30, 2008 would be reduced to zero.

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

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments' liability and equity components will results in the recording of more non-cash interest cost over the life of the convertible debt instrument, because of an initial debt discount. Additionally, FSP APB 14-1 precludes the use of the fair value option pursuant to SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We intend to adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in our financial statements. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our balance sheet, but has determined that FSP APB 14-1will result in the recognition of additional non-cash interest expense of approximately $0.8 million, $2.1 million and $3.6 million in our 2007, 2008 and 2009 statements of operations, respectively. The 2008 increase in non-cash interest expense will be offset by a $5.0 million capitalization of financing fees which were expensed upon the election of the fair value option on the convertible debt instruments.

        In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of September 30, 2008, and the impact was not material.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Revenues

  Interest Income

        Interest income for the three months ended September 30, 2008 totaled $49.8 million, representing a decrease of $28.3 million, or 36%, compared to $78.1 million for the three months ended September 30, 2007. The decrease consisted of a $16.5 million decrease attributable to a lower average LIBOR rate of approximately 310 basis points, a decrease of $10.8 million in interest income, attributable to the sale of certain assets to the Securities Fund and the deconsolidation of Monroe Capital as a result of the recapitalization, and a decrease of $5.9 million attributable to lower investment volume.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended September 30, 2008 totaled $3.4 million, representing a decrease of $0.4 million, or 11%, compared to $3.8 million for the three months ended September 30, 2007. The decrease is attributable to decreased interest income earned on certain of our unconsolidated term debt investments due to decreased LIBOR. All of our real estate securities term debt transactions completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the three months ended September 30, 2008 totaled $29.0 million, representing an increase of $2.3 million, or 9%, compared to $26.7 million for the three months ended September 30, 2007. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture. These acquisitions collectively contributed $2.0 million of additional rental income. Other net lease properties acquired during the three months ended, or subsequent to, September 30, 2007, contributed additional rental and escalation income of $0.7 million. These increases were partially offset by a decrease of $0.4 million in reimbursement and miscellaneous income in our core net lease properties.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended September 30, 2008 totaled $1.8 million, representing a decrease of approximately $0.6 million, or 25%, compared to $2.4 million for the three months ended September 30, 2007. The decrease was primarily attributable to the sale of 67% of our advisory fee income stream, pursuant to our agreement with N-Star IX, to the Securities Fund, during the second quarter 2008.

  Other Revenue

        Other revenue for the three months ended September 30, 2008 totaled $9.5 million, representing an increase of $7.8 million, or 459%, compared to $1.7 million the three months ended September 30, 2007. Other revenue for three months ended September 30, 2008 consisted primarily of $9.0 million in a lease termination fee, $0.3 million in exit fees, $0.1 million in unused credit line fees and $0.1 million in miscellaneous other revenue. Other revenue for the three months ended September 30, 2007 consisted primarily of $1.0 million in early prepayment fees, $0.5 million of exit fees and loan draw fees and $0.2 million in other fees across our portfolio.

Expenses

  Interest Expense

        Interest expense for the three months ended September 30, 2008 totaled $45.5 million, representing a decrease of $19.8 million, or 30%, compared to $65.3 million for the three months ended September 30, 2007. The decrease in interest expense for the three months ended September 30, 2008 includes the sale of N-Star IX and other assets to the Securities Fund, decreasing interest expense by $0.5 million, a decrease of $13.9 million on N-Star IV, VI, VII and VIII bonds payable due to decreases in LIBOR, debt pay downs, the effect of net settlements on interest rate swaps being recorded in unrealized gain (loss) on investments and other and reduced amortization of deferred financing as the result of the SFAS 159 election on the underlying debt, reduced interest as a result of the recapitalization of our corporate lending venture of $6.4 million, lower credit facility balances resulting in lower expense of $2.5 million, and the pay down of repurchase obligations decreasing interest expense by $0.9 million. These decreases were partially offset by additional mortgage loans payable due to acquisitions in our net lease portfolio resulting in $3.3 million in additional interest expense, higher balances on credit facilities increasing interest expense by $0.7 million and the foreign exchange impact of the Euro-note resulting in $0.4 million additional interest expense.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended September 30, 2008 totaled $1.9 million, representing a decrease of $0.3 million, or 14%, compared to $2.2 million for three months ended September 30, 2007. The decrease was primarily attributable to reduced insurance expense at various net lease properties.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended September 30, 2008 totaled $0.9 million, representing a decrease of $0.5 million, or 36%, compared to $1.4 million for the three months ended September 30, 2007. The decrease was primarily attributable to the termination of the Monroe Management joint venture agreement. We incurred $0.9 million of advisory fees to Wakefield Capital Management and no advisory fees to Monroe Management for the three months ended September 30, 2008, respectively. We incurred $0.8 million of advisory fees to Wakefield Capital Management and $0.6 million of advisory fees to Monroe Management for the three months ended September 30, 2007, respectively.

  Fundraising Fees, Debt Issuance Costs and Other

        Fundraising fees, debt issuance costs and other for the three months ended September 30, 2007 consisted of $3.2 million of placement fee expenses for raising private capital for our Securities Fund and a $3.1 million write-off of due diligence costs relating to the termination of a purchase agreement to acquire a portfolio of tax credit multi-family properties by one of our joint ventures. We incurred no such fundraising fees, debt issuance costs and other for the three months ended September 30, 2008.

  Provision for Loss on Investments

        Provision for loss on investments for the three months ended September 30, 2008 totaled $2.5 million. The provision includes a $2.2 million reserve against a $13.1 million mezzanine loan backed by a multi-family complex located in Georgia, a $0.5 million reserve against a $16.9 million first mortgage loan backed by multi-family property located in South Florida and a $0.5 million reserve against a $18.0 million first mortgage loan backed by a multi-family property located in South Florida. We also reversed a $0.8 million reserve taken during the first quarter 2008 against a $19.5 million first mortgage backed by two multi-family properties upon recapitalization and assumption of the loan by a third party. There was no provision for loss on investments for the three months ended September 30, 2007.

  General and Administrative

        General and administrative expenses for the three months ended September 30, 2008 totaled $13.7 million, representing a decrease of $0.7 million, or 5%, compared to $14.4 million for the three months ended September 30, 2007. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended September 30, 2008 totaled $9.4 million, representing a decrease of approximately $0.1 million, or 1%, compared to $9.5 million, for the three months ended September 30, 2007. The decrease was attributable to a $1.6 million decrease related to salaries due to lower staffing levels resulting from decreased investment activity offset partially by a $1.5 million increase related to equity-based compensation. The $1.5 million increase in equity-based compensation expense was attributable to an increase of approximately $2.7 million of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan relating to grants issued in the fourth quarter 2007 and first quarter 2008. The increase was offset by a decrease of $1.0 million relating to the Long Term Incentive Bonus Plan, which was fully vested as of September 30, 2007, and a decrease in equity-based compensation expense of $0.2 million related to our Employee Outperformance Plan.

        Auditing and professional fees for the three months ended September 30, 2008 totaled $1.0 million, representing a decrease of $0.3 million, or 23%, compared to $1.3 million for the three months ended September 30, 2007. The decrease was primarily attributable to lower legal fees for general corporate work and investment activities, recruiting fees, and fees related to agreed upon procedures in connection with term debt transactions.

        Other general and administrative expenses for the three months ended September 30, 2008 totaled $3.3 million, representing a decrease of approximately $0.2 million, or 12%, compared to $3.5 million for the three months ended September 30, 2007. The decrease was primarily attributable to decreases costs related to decreased investment initiatives and a decrease in overhead resulting from lower staffing levels during the three months ended September 30, 2008.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended September 30, 2008 totaled $13.6 million, representing an increase of $4.4 million, or 48%, compared to $9.2 million for the three months ended September 30, 2007. This increase was primarily attributable to $82.8 million of net lease acquisitions made subsequent to September 30, 2007.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the three months ended September 30, 2008 totaled earnings of $0.8 million, representing an increase of $5.4 million, compared to a loss of $4.6 million for the three months ended September 30, 2007. In July 2007, we closed our Securities Fund, retaining a 25.7% interest that is accounted for under the equity method of accounting. During the second quarter 2008, we increased our interest in the Securities Fund to 46.0%. For the three months ended September 30, 2008, we recognized equity in earnings of $0.5 million from the Securities Fund, $0.9 million equity in earnings from our investment in the corporate lending joint venture, which was recapitalized in May 2008 resulting in deconsolidation of the venture and equity in earnings of $0.1 million in connection with our net lease joint venture. The earnings were partially offset by equity in loss of $0.8 million on the LandCap joint venture. Equity in losses for the three months ended September 30, 2007 consisted primarily of a loss of $3.8 million from the Securities Fund, the operations of Monroe Management which generated a loss of $1.0 million, partially offset by a net lease joint venture, which generated equity in earnings of $0.1 million.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other increased by approximately $240.9 million for the three months ended September 30, 2008 to a gain of $245.3 million, compared to a gain of $4.4 million for the three months ended September 30, 2007. The unrealized gain on investments for the three months ended September 30, 2008 consisted primarily of unrealized gains related to SFAS 159 mark-to-market adjustments of $251.0 million on various N-Star bonds payable, $42.9 million on liability to subsidiary trusts issuing preferred securities and $16.2 million on exchangeable senior notes, offset partially by unrealized losses related to SFAS 159 mark-to-market adjustments of $57.9 million on various N-Star available for sale securities and $7.1 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting under SFAS 133. The unrealized gain on investment for the three months ended September 30, 2007 consisted of a reversal of a prior period negative $4.9 million mark-to-market adjustment on the assets sold to the Securities Fund prior to the date of sale. We also had a $0.1 million unrealized loss related to the ineffective portion on our interest rate swaps and a $0.4 million unrealized loss on a U.S. treasury note short sale hedge.

  Realized Gain on Investments and Other

        The realized gain of $7.0 million for the three months ended September 30, 2008 was attributable to the repurchase of various N-Star bonds. Realized gain on investments and other for the three months ended September 30, 2007, consisted of a realized gain on the settlement of US treasury note short sale entered into as a hedge offset by a gain on assets sold.

  Income from Discontinued Operations, Net of Minority Interest

        There were no discontinued operations for either the three months ended September 30, 2008 or September 30, 2007.

Comparison of the Nine months Ended September 30, 2008 to the Nine months Ended September 30, 2007

Revenues

  Interest Income

        Interest income for the nine months ended September 30, 2008 totaled $163.4 million, representing a decrease of $52.9 million, or 24%, compared to $216.3 million for the nine months ended September 30, 2007. The decrease consisted of a $37.8 million decrease attributable to a lower average LIBOR rate of approximately 242 basis points, a decrease of $33.4 million in interest income attributable to the sale of certain assets to the Securities Fund and the deconsolidation of Monroe Capital as a result of the recapitalization. The decrease was partially offset by a net increase to interest income of approximately $18.3 million resulting from the $2.9 billion of investments acquired subsequent to September 30, 2007, the origination and acquisition of commercial real estate debt, commercial real estate securities and corporate debt subsequent to September 30, 2007 with a net book value of $0.6 million and approximately $0.7 million of investment dispositions and repayments subsequent to September 30, 2007.

  Interest Income—Related Parties

        Interest income from related parties for the nine months ended September 30, 2008 totaled $10.8 million, representing an increase of $1.1 million, or 11%, compared to $9.7 million for the nine months ended September 30, 2007. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated term debt transactions. All of our real estate securities term debt transactions completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the nine months ended September 30, 2008 totaled $87.0 million, representing an increase of $19.1 million, or 28%, compared to $67.9 million for the nine months ended September 30, 2007. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture. These acquisitions collectively contributed $15.3 million of additional rental income. Other net lease properties acquired during the nine months ended, or subsequent to, September 30, 2007, contributed additional rental and escalation income of $3.8 million.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the nine months ended September 30, 2008 totaled $10.7 million, representing an increase of approximately $5.4 million, or 102%, compared to $5.2 million for the nine months ended September 30, 2007. In July 2007, we sold our equity interest in N-Star IX to the Securities Fund. As a result of the sale, N-Star IX is no longer consolidated into our financial statements, but we continue to earn advisory fees from the financing. During the second quarter 2008, we sold 67% of our advisory fee income stream, pursuant to our agreement with N-Star IX, to the Securities Fund. The increase was primarily attributable to the recognition of an additional $4.8 million in fee income related to the sale, the advisory fees earned on N-Star IX prior to the sale of $1.0 million, partially offset by reduced advisory fees earned on N-Star IX after the sale of $0.5 million, all of which were formerly eliminated in consolidation, and increased fees earned on the Securities Fund of $0.1 million.

  Other Revenue

        Other revenue for the nine months ended September 30, 2008 totaled $14.5 million, representing an increase of $9.2 million, or 174%, compared to $5.3 million the nine months ended September 30, 2007. Other revenue for nine months ended September 30, 2008 consisted primarily of $9.0 million in a lease termination fee, $3.7 million in profit participation proceeds from the modification of a real estate debt investment and $0.3 million in prepayment penalties, $0.6 million of exit fees, $0.4 million in unused credit line fees, $0.2 million in draw fees and $0.3 million miscellaneous other revenue. Other revenue for the nine months ended September 30, 2007 included $1.8 million in early prepayment fees, $0.5 million of exit fees and loan draw fees, $0.2 million in assumption fees, $0.2 million in unused credit line fees and $0.2 million in other fees on loans in our real estate debt portfolio, $1.9 million of recurring income from premiums received on credit default swaps related to Abacus NS2, and $0.3 million related to a one-time consent fee on the early repayment of one of our real estate securities investment.

Expenses

  Interest Expense

        Interest expense for the nine months ended September 30, 2008 totaled $146.3 million, representing a decrease of $31.1 million, or 18%, compared to $177.4 million for the nine months ended September 30, 2007. The decrease in interest was primarily the result of the sale of N-Star IX and other assets to the Securities Fund, decreasing interest expense by $16.1 million, decreased interest expense of $32.3 million on N-Star IV, VI, VII and VIII bonds payable due to decreases in LIBOR, debt paydowns, the effect of net settlements on interest rate swaps being recorded in unrealized gain (loss) on investments and other and reduced amortization of deferred financing as the result of the SFAS 159 election on the underlying debt, decreased interest expense of $3.1 million due to the paydown of repurchase obligations, lower balances on credit facilities resulting in decreased interest expense of $2.4 million and reduced interest as a result of the recapitalization of our corporate lending venture of $0.9 million and. The decrease in interest expense was partially offset by additional mortgage loans payable due to acquisitions in our net lease portfolio resulting in $13.1 million additional interest expense, the impact of the June 2007 closing of our $172.5 million exchangeable senior notes offering and the March 2007 and June 2007 private placement of $72.7 million of trust preferred debt resulting in additional interest expense of approximately $5.4 million, the full period impact of the Euro-note resulting in $3.0 million additional interest expense and increased term loan balance resulting in $2.1 million additional interest expense.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for nine months ended September 30, 2008 totaled $6.0 million, representing a decrease of $0.4 million, or 6%, compared to $6.4 million for nine months ended September 30, 2007. The decrease was primarily attributable to reduced insurance expense at various net lease properties.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the nine months ended September 30, 2008 totaled $3.9 million, representing an increase of $1.0 million, or 34%, compared to $2.9 million for the nine months ended September 30, 2007. The increase was primarily attributable to our Monroe Management joint venture, which was formed in March 2007 and increased fees in our Wakefield joint venture resulting from healthcare property acquisitions. We incurred $2.6 million of advisory fees to Wakefield Capital Management and $1.3 million of advisory fees to Monroe Management for the nine months ended September 30, 2008, respectively. We incurred $2.2 million of advisory fees to Wakefield Capital Management and $0.7 million of advisory fees to Monroe Management for the nine months ended September 30, 2007, respectively.

  Fundraising Fees, Debt Issuance Costs and Other

        Fundraising fees, debt issuance costs and other for the nine months ended September 30, 2008 totaled $4.9 million, representing a decrease of $1.4 million, or 22%, compared to $6.3 million for the nine months ended September 30, 2007. Fundraising Fees, Debt Issuance Costs and Other for the nine months ended September 30, 2008 included $4.9 million of debt issuance cost related to the May 2008 issuance of our 11.50% exchangeable senior notes (the "NNN Notes"). Fundraising Fees, Debt Issuance Costs and Other for the nine months ended September 30, 2007 included $3.2 million of placement fee expenses for raising private capital for our Securities Fund and a $3.1 million write-off of due diligence costs relating to the termination of a purchase agreement to acquire a portfolio of tax credit multi-family properties by one of our joint ventures.

  Provision for Loss on Investments

        Provision for loss on investments for the nine months ended September 30, 2008 totaled $5.7 million. The provision includes a $2.2 million reserve against a $13.1 million mezzanine loan backed by a multi-family complex located in Georgia, a $2.0 million reserve against a $11.0 million mezzanine loan backed by a portfolio of seven limited service hotel properties and unentitled land, a $1.0 million reserve against a $18.0 million first mortgage loan backed by a multi-family property located in South Florida, and a $0.5 million reserve against a $16.9 million first mortgage loan backed by multi-family property located in South Florida. There was no provision for loss on investments for the nine months ended September 30, 2007.

  General and Administrative

        General and administrative expenses for the nine months ended September 30, 2008 totaled $46.5 million, representing an increase of $3.6 million, or 8%, compared to $42.9 million for the nine months ended September 30, 2007. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the nine months ended September 30, 2008 totaled 31.1 million, representing an increase of approximately $4.0 million, or 15%, compared to $27.1 million, for the nine months ended September 30, 2007. The increase was attributable to a $6.6 million increase related to equity-based compensation, which was partially offset by a $2.6 million decrease related to salaries due to lower staffing levels resulting from decreased investment activity. The $6.6 million increase in equity-based compensation expense was attributable to an increase of approximately $8.2 million of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan relating to grants issued in the fourth quarter 2007 and first quarter 2008, an increase of $0.8 million in additional equity-based compensation granted in connection with employee compensation arrangements and an increase of $1.1 million in connection with employee separation agreements. The increase was offset by a decrease of $2.3 million relating to the Long Term Incentive Bonus Plan, which was fully vested as of September 30, 2007, and a decrease in equity-based compensation expense of $1.2 million related to our Employee Outperformance Plan.

        Auditing and professional fees for the nine months ended September 30, 2008 totaled $4.6 million, representing a decrease of $1.0 million, or 18%, compared to $5.6 million for the nine months ended September 30, 2007. The decrease was primarily attributable to lower legal fees for general corporate work and investment activities, recruiting fees, and fees related to agreed upon procedures in connection with term debt transactions.

        Other general and administrative expenses for the nine months ended September 30, 2008 totaled $10.7 million, representing a decrease of approximately $0.5 million, or 4%, compared to $10.2 million for the three months ended September 30, 2007. The decrease was primarily attributable to decreases costs related to decreased investment initiatives and a decrease in overhead resulting from lower staffing levels during the nine months ended September 30, 2008.

  Depreciation and Amortization

        Depreciation and amortization expense for the nine months ended September 30, 2008 totaled $33.5 million, representing an increase of $9.9 million, or 42%, compared to $23.6 million for the nine months ended September 30, 2007. This increase was primarily attributable to $82.8 million of net lease acquisitions made subsequent to September 30, 2007.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the nine months ended September 30, 2008 totaled a loss of $4.8 million, representing an increase of $0.4 million, compared to a loss of $5.2 million for the nine months ended September 30, 2007. In July 2007, we closed our Securities Fund, retaining a 25.7% interest that is accounted for under the equity method of accounting. During the second quarter 2008, we increased our interest in the Securities Fund to 45.9%. For the nine months ended September 30, 2008, we recognized equity in loss of $5.1 million from the Securities Fund and equity in loss of $2.5 million on the LandCap joint venture. The losses were partially offset by our investment in Monroe Management prior to terminating the joint venture in May 2008 and our investment in the corporate lending joint venture which was recapitalized in May 2008 resulting in deconsolidation of the venture. We are currently accounting for the venture under the equity method of accounting. We recognized $2.3 million of equity in earnings in connection with these joint ventures and $0.3 million in connection with our net lease joint venture. Equity in losses for the nine months ended September 30, 2007 consisted primarily of a loss of $3.8 million on the Securities Fund and to the operations of Monroe Management, which generated a loss of $1.7 million. The losses were partially offset by a net lease joint venture we entered into in February 2006, which generated equity in earnings of $0.3 million.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other increased by approximately $431.5 million for the nine months ended September 30, 2008 to a gain of $427.7 million, compared to a loss of $3.8 million for the nine months ended September 30, 2007. The unrealized gain on investments for the nine months ended September 30, 2008 consisted primarily of unrealized gains related to SFAS 159 mark-to-market adjustments of $529.0 million on various N-Star bonds payable, $72.8 million on liability to subsidiary trusts issuing preferred securities and $28.9 million on exchangeable senior notes, offset partially by unrealized losses related to SFAS 159 mark-to-market adjustments of $164.1 million on various N-Star available for sale securities, $32.3 million on our corporate lending joint venture and $6.6 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting under SFAS 133. The unrealized loss on investment for the nine months ended September 30, 2007 consisted of a $3.4 million mark-to-market loss on the securities in N-Star IX warehouse prior to the closing of the term debt transaction in February 2007 and a $0.3 million unrealized loss related to the ineffective portion of our interest rate swaps.

  Realized Gain on Investments and Other

        The realized gain of $14.1 million for the nine months ended September 30, 2008 was attributable to the recapitalization of our corporate loan venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition we recognized a $14.1 million gain on the repurchase of various N-Star bonds. The realized gain of $3.5 million for the nine months ended September 30, 2007 is related to the increase in fair value related to the net Carry of securities during the warehouse period of $1.3 million, which was realized at the close of N-Star IX, a gain of $1.4 million on the early redemption of REIT debt securities in N-Star VII, a foreign currency translation gain of $0.1 million related to our Euro-denominated investment and a net realized gain of $1.0 million on the sale of certain assets to the Securities Fund, partially offset by a realized loss of $0.3 million on the closing of a short securities position.

  Income from Discontinued Operations, Net of Minority Interest

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In April 2007, our Wakefield venture sold two assisted care living facilities. Accordingly, these operations were reclassified to income from discontinued operations. We had no discontinued operations for the nine months ended September 30, 2008.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and term debt transaction financings, long-term senior and subordinate corporate capital such as senior notes, trust preferred securities and perpetual preferred and common stock. As we indicated earlier, availability of such capital is extremely scarce (if available at all) for financial institutions including commercial mortgage REITs.

        Our total available liquidity at September 30, 2008 was approximately $280.0 million, including $164.6 million of unrestricted cash and cash equivalents and $107.4 million of cash in our on balance sheet term debt transactions and $8.0 million in our off balance sheet term debt transactions, which is available for reinvestment within the term debt transaction.

        We expect to meet our long term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources, our existing secured term debt and potentially additional borrowings, the issuance of debt and/or equity securities and the liquidation or refinancing of assets at maturity. We believe that the value of the net lease portfolio is, and will continue to be, sufficient to allow us to refinance the mortgage debt on this portfolio at maturity.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non deductible excise tax. In the future, our dividend will be evaluated based upon consideration of several factors including our view of taxable income, company liquidity, availability of capital in the markets and investment opportunities.

        These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital committed to our operations; however, we believe that our existing capital resources and financing will enable us to meet current non-discretionary capital requirements. We believe that our existing sources of funds will be adequate for purposes of meeting our short-term liquidity needs; however, our secured term debt financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization ("OC") and interest coverage ("IC") tests. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. As of September 30, 2008 we are in compliance with all of the OC and IC tests in our secured term debt transactions.

        Our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

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

Term Loan

        In June 2008, a wholly owned subsidiary of ours entered into a $24.2 million term loan agreement with an investment bank (the "LB Term Loan"). The collateral for the LB Term Loan is a $44.0 million mezzanine loan position and we have guaranteed 50% of such amount. The LB Term Loan matures in February 2009 and bears interest at a spread of 1.50% over one-month LIBOR. Both the LB Term Loan and the mezzanine loan collateral have three one-year extension options. The LB Term Loan contains certain covenants including, among others, financial covenants of a minimum tangible net worth and a minimum debt-to-equity ratio.

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

        For the three and nine months ended September 30, 2008, we issued a total of 12,100 and 114,100 shares of common stock, respectively, related to our equity distribution agreement with Wachovia raising net proceeds of approximately $0.1 million and $0.6 million, net of $2,497 and $28,199 in commissions, respectively.

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

        During the three and nine months ended September 30, 2008, we issued a total of approximately 34,301 and 98,151 common shares, respectively, pursuant to the Plan for a gross sales price of approximately $0.2 million and $0.8 million, respectively.

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

Cash Flows

        The net cash flow provided by operating activities of $72.6 million, decreased by $5.8 million for the nine months ended September 30, 2008 from $78.4 million for the nine months ended September 30, 2007. This was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base.

        The net cash flow used by investing activities was $82.1 million for the nine months ended September 30, 2008 compared to the net cash used by investing activities of $2.4 billion for the nine months ended September 30, 2007. This decrease from 2007 was primarily a result of decreased investment activity. Net cash flow used in investing activities in 2007 consisted primarily of the acquisitions of operating real estate, real estate securities, corporate loan investments, and the origination or acquisition of real estate debt investments.

        The net cash flow provided by financing activities was $20.3 million for the nine months ended September 30, 2008 compared to $2.5 billion of cash provided by financing activities for the nine months ended September 30, 2007. The primary source of cash flow provided by financing activities was the sale of $100 million convertible preferred equity interest to Inland American, the sale of the issuance of $80.0 million of exchangeable senior notes and additional borrowings under our term loans and credit facilities. Net cash flow in provided by financing activity in 2007 was primarily from the issuance of preferred equity issuance of our 7.25% exchangeable senior notes, issuance of term and borrowing under our credit facilities to finance our investing activities.

Contractual Obligations and Commitments

        As of September 30, 2008, we had the following contractual commitments and commercial obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 Years
Mortgage notes	$895,894	$1,109	$104,012	$174,222	$616,551
Mezzanine loan payable	12,708	413	3,558	4,144	4,593
Exchangeable senior notes	252,500	—	—	—	252,500
Bonds payable	1,573,285	—	—	—	1,573,285
Credit facilities	48,216	—	48,216	—	—
Secured term loan	410,281	—	410,281	—	—
Liability to subsidiary trusts issuing preferred securities	286,258	—	—	—	286,258
Repurchase agreements	1,540	—	1,540	—	—
Capital leases(1)	16,792	174	974	982	14,662
Operating leases	77,821	1,392	11,260	10,983	54,186
Placement fees	1,216	608	608	—	—
Outstanding unfunded commitments(2)	363,536	295,782	67,754	—	—

Total contractual obligations	$3,940,047	$299,478	$648,203	$190,331	$2,802,035

(1)
Includes interest on the capital leases.

(2)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $363.5 million, of which a minimum of $195.5 million will be funded within our existing term debt transactions. Fundings are categorized by estimated funding period. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Based upon currently approved advance rates on our credit and term debt facilities, our equity requirement would be approximately $84.6 million.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of September 30, 2008, we were in compliance with all financial and non-financial covenants in our debt agreements.

Off-Balance Sheet Arrangements

Term Debt Issuances

        The terms of the portfolio of real estate securities held by the term debt transactions are structured to be matched with the terms of the non-recourse term debt liabilities. These term debt liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the term debt liabilities when these payments are actually received. There is no refinancing risk associated with the term debt liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. Term debt transactions produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the term debt transaction liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. Our term debt transactions have not incurred any losses on any of their securities investments from the date of purchase through September 30, 2008. We receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the term debt transactions, as well as collateral advisory fees and interest income on the unrated income notes of the term debt transactions.

        The following tables describe certain terms of the collateral for and the notes issued by term debt transactions at September 30, 2008 (dollars in thousands):

	Collateral—September 30, 2008				Term Notes—September 30, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate	Stated Maturity
N-Star I(2)	8/21/03	$301,735	6.64%	4.14	$282,732	6.21%	8/01/2038
N-Star II	7/01/04	331,878	6.22	4.77	295,931	5.60	6/01/2039
N-Star III	3/10/05	404,771	5.90	4.25	358,676	5.14	6/01/2040
N-Star V	9/22/05	509,722	5.49	6.22	456,319	4.74	9/05/2045

Total		$1,548,106	5.98%	4.99	$1,393,658	5.32%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        Any potential losses in our off balance sheet term debt transactions is limited to the carrying value of our investment of $53.8 million at September 30, 2008.

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

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, we closed on $109.0 million of equity capital for our Securities Fund, an investment vehicle in which we conduct most of our real estate securities investment business.

        We are the manager and general partner of the Securities Fund. We receive base management fees ranging from 1.0% to 2.0% per annum on third-party capital and are entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods.

        During the second quarter 2008, we invested an additional $16.0 million in the Securities Fund. Additionally, during the second quarter 2008, we sold 67% of our N-Star IX advisory fee income stream to the Securities Fund for $8.8 million. The Securities Fund owns all of the equity in the N-Star

IX term financing but we retained the advisory fees when N-Star IX was sold to the Securities Fund at its inception. We recognized $4.8 million of advisory fee income from the sale and deferred the remaining $4.0 million, which represented our ownership interest in the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned. For the three and nine months ended September 30, 2008, we recognized $0.1 million in additional income from the amortization of deferred advisory fee income. At September 30, 2008, we had invested a total of $47.9 million in the Securities Fund and the carrying value of our investment was $33.8 million, representing a 46.0% interest.

        In the third quarter 2008, the Securities Fund filed a claim against Lehman Brothers for $6.8 million (plus damages) to recover cash collateral held by Lehman Brothers. On September 30, 2008, the Securities Fund decided to record a reserve of $3.4 million against the $6.8 million cash collateral receivable.

        For the three months ended September 30, 2008, we recognized equity in earnings of $0.5 million. We also earned $0.1 million of management fees from the Securities Fund for the three months ended September 30, 2008. For the nine months ended September 30, 2008, we recognized equity in loss of $4.5 million. We also earned $0.4 million of management fees from the Securities Fund for the three months ended September 30, 2008.

Recent Developments

Dividends

        On October 8, 2008, we declared a dividend of $0.36 per share of common stock. On October 21, 2008, we declared a dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on November 14, 2008 to the stockholders of record as of the close of business on November 4, 2008.

JP Facility

        On October 7, 2008, we and a subsidiary of ours entered into Amendment No. 1 (the "Amendment") to the Master Repurchase Agreement (as amended, the "Facility") with JPMorgan Chase Bank, N.A. ("JPMorgan"). The Facility had approximately $50.4 million outstanding on the amendment date and such amounts bear interest at spreads of 1.25% to 1.80% over one-month LIBOR. Advance rates for the assets currently financed under the Facility range from 55% to 80% of the value of the collateral for which the advance is made. Interest rates and advance rates on future borrowings under the Facility will be determined by JPMorgan. Pursuant to the Amendment, the maximum amount outstanding under the Facility shall not exceed $150 million and we have agreed to guaranty the outstanding amount under the Facility. The term of the Facility will expire on August 8, 2010, subject to renewal by JPMorgan on August 8, 2009.

Stock Repurchase Program

        On October 8, 2008, our Board of Directors authorized a stock repurchase program of up to 10,000,000 shares of our outstanding common stock, or approximately 16% of our outstanding common stock. Stock repurchases under this program will be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. As of November 6, 2008, we have not repurchased any shares under the authorization.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before minority interest for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Funds from Operations:
Income from continuing operations before minority interest	$268,588	$14,813	$476,413	$39,546
Minority interest in joint ventures	(2,300)	(215)	(2,097)	(351)

Income from continuing operations before minority interest in operating partnership	266,288	14,598	474,316	39,195
Adjustments:
Preferred dividend	(5,231)	(5,231)	(15,693)	(11,302)
Depreciation and amortization	13,566	9,163	33,481	23,594
Funds from discontinued operations	—	—	—	17
Real estate depreciation and amortization—unconsolidated ventures	247	247	742	743

Funds from Operations	$274,870	$18,777	$492,846	$52,247

Adjusted Funds from Operations:
Funds from Operations	$274,870	$18,777	$492,846	$52,247
Straight-line rental income, net	(344)	(866)	(1,817)	(1,853)
Straight-line rental income, discontinued operations	—	—	—	10
Straight-line rental income and fair value lease revenue (SFAS 141 adjustment), unconsolidated ventures	(39)	(54)	(125)	(167)
Amortization of equity-based compensation	5,439	3,948	18,396	11,837
Fair value lease revenue (SFAS 141 adjustment)	(809)	(271)	(1,420)	(611)
Unrealized(gains)/losses from mark-to-market adjustments	(249,244)	(6,365)	(438,565)	3,473
Unrealized losses from mark-to-market adjustments, unconsolidated ventures	(3,291)	4,393	6,356	4,393

Adjusted Funds from Operations	$26,582	$19,562	$75,671	$69,329

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

Return on Average Common Book Equity (including and excluding G&A and one-time items)
(dollars in thousands)

		Three Months Ended September 30, 2008	Annualized September 30, 2008(2)	Year Ended December 31, 2007
Adjusted Funds from Operations (AFFO)	[A]	$26,582	$106,328	$95,683
Plus: Fundraising Fees, Debt Issuance Costs and Other		—		6,295

AFFO, excluding Fundraising Fees, Debt Issuance Costs and Other	[B]	26,582	106,328	101,978
Plus: General & Administrative Expenses		13,725		56,561
Plus: General & Administrative Expenses from Unconsolidated Ventures		1,070		4,810
Less: Equity-Based Compensation included in G&A		5,439		16,214

AFFO, excluding G&A	[C]	35,938	143,752	147,135
Average Common Book Equity & Operating Partnership Minority Interest(1)	[D]	$979,020		$442,018
Return on Average Common Book Equity (including G&A)	[A]/[D]	10.9%		21.6%
Return on Average Common Book Equity (excluding Fundraising Fees, Debt Issuance Costs and Other)	[B]/[D]	10.9%		23.1%
Return on Average Common Book Equity (excluding G&A)	[C]/[D]	14.7%		33.3%

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates and asset prices. We are subject to credit risk and interest rate risk with respect to our investments in real estate debt, real estate securities and net leased real estate. The primary market risk that we are exposed to is interest rate risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. At September 30, 2008, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $27.2 million, offset by an increase in our interest expense of approximately $21.6 million on our variable rate liabilities.

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

Net Lease Properties

        Our ability to manage the interest rate risk and credit risk associated with the assets we acquire is integral to the success of our net lease properties investment strategy. Although we may, in special situations, finance our purchase of net lease assets with floating rate debt, our general policy will be to mitigate our exposure to rising interest rates by financing our purchases with non-recourse fixed rate mortgages. We seek to match the term of fixed rate mortgages to our expected holding period for the underlying asset. Factors we consider to assess the expected holding period include, among others, the primary term of the lease as well as any extension options that may exist.

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

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. The objective in using interest rate derivatives is to add stability to interest expense and to manage exposure to interest rate movements.

        In January 2008, we adopted SFAS 159 and elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended September 30, 2008, we recorded in earnings a mark-to-market unrealized loss of $1.8 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps. For the nine months ended September 30, 2008, we recorded in earnings a mark-to-market unrealized gain of $8.3 million and a $4.1 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

        The following tables summarize our derivative financial instruments as of September 30, 2008 (in thousands).

	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of September 30, 2008	1,495,212	(44,860)	3.02% - 5.96%	October 2009 - August 2018

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

Exhibit Number	Description of Exhibit
10.4	Form of Vesting Agreement for Units of NRF Employee, LLC, each dated as of October 29, 2004, between NRF Employee, LLC and certain employees and co-employees of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.11 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.5	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
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

Exhibit Number	Description of Exhibit
10.15	Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
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
10.18
Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.19
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
10.21
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
10.23
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

Exhibit Number	Description of Exhibit
10.25	Amended and Restated Trust Agreement, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
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

Exhibit Number	Description of Exhibit
10.36	Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.37	Amendment No. 1 to Master Repurchase Agreement, dated as of October 7, 2008, by and among NRFC JP Holdings, LLC, and JP Morgan Chase Bank, N.A.
10.38	Amended and Restated Guarantee Agreement, dated as of October 7, 2008, made by NorthStar Realty Finance Corp., in favor of JP Morgan Chase Bank, N.A.
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

NORTHSTAR REALTY FINANCE CORP.
Date: November 6, 2008	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer