Form 10-K
period 2008-12-31
NORTHSTAR REALTY
filed 2009-02-25
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, was $522,983,760. As of February 24, 2009, the registrant had issued and outstanding 63,021,773 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ending December 31, 2008, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in this Annual Report on Form 10-K beginning on page 14. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1.    Business

Our Company

        We are a real estate finance company that has focused primarily on originating, investing in and managing commercial real estate debt, commercial real estate securities and net lease properties. We have invested in those areas of commercial real estate finance that enabled us to leverage our real estate investment expertise, utilize our broad capital markets knowledge, and capitalize on our ability to employ innovative financing structures. We believe that our three principal business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar asset management skills to maximize value and to protect capital. We conduct our operations so as to qualify as a real estate investment trust, or a REIT, for federal income tax purposes.

        We rely on the normal functioning of credit and equity markets to finance and grow our business. The current worldwide economic and financial crisis, which began in 2007 with increasing credit issues in U.S. sub-prime residential mortgage loans, has resulted in severe credit and liquidity issues throughout the worldwide financial system, a global economic recession, the failure of several financial institutions and several multinational financial institutions requiring governmental assistance to remain in business. Global deleveraging by financial institutions and economic contraction has virtually shut down the availability of capital for most businesses, including those involved in the commercial real estate sector. As a result, most businesses, including ours, have significantly reduced new investment activity until the capital markets become more stable, the macroeconomic outlook becomes clearer and market liquidity increases. It is unclear whether existing or proposed government programs will help a return of capital market stability. In this environment we are focused on actively managing portfolio credit to preserve capital, generating and recycling liquidity from existing assets, managing debt maturities by purchasing our issued debt at discounts to par and optimizing corporate overhead.

        The following describes the major commercial asset classes in which we have invested and which we continue to actively manage to maximize value and to preserve our capital through this difficult economic and capital markets environment. During the second half of 2007 and throughout 2008, we significantly reduced new investment activity in these businesses, which was generally limited to a level supported by recycled capital from repayments and asset sales.

Real Estate Debt

  Overview

        Our real estate debt business has historically focused on originating, structuring and acquiring senior and subordinate debt investments secured primarily by commercial and multifamily properties, including first lien mortgage loans, which are also referred to as senior mortgage loans, junior participations in first lien mortgage loans, which are often referred to as B-Notes, second lien mortgage loans, mezzanine loans and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment, but we sometimes syndicate or sell portions of loans to maximize risk adjusted returns, manage credit exposure and generate liquidity.

        We have built a franchise with a reputation for providing capital to high quality real estate investors who want a responsive and flexible balance sheet lender. Given that we are a lender who does not generally seek to sell or syndicate the full amount of the loans we originate, we are able to maintain flexibility in how we structure loans that meet the unique needs of our borrowers. For example, we can make a loan to a borrower that provides for an increase in loan proceeds over the loan term if the borrower increases the value of the collateral property. Typical commercial mortgage-backed securities, or CMBS, and other conduit securitization lenders generally could not provide these types of loans because of constraints within their funding structures and because they usually originated loans with the intent to sell them to third parties and relinquish control. Additionally, our centralized investment organization has enabled senior management to review potential new loans early in the origination process which, unlike many large institutional lenders with several levels of approval required to commit to a loan, allowed us to respond quickly and provided a high degree of certainty to our borrowers that we would close a loan on terms substantially similar to those initially proposed. We believe that this level of service has enhanced our reputation in the marketplace. As of December 31, 2008, our average funded loan size was $19.2 million and we managed 108 separate commercial real estate loans totaling $2.0 billion.

        The collateral underlying our real estate debt investments generally consists of income-producing real estate assets, properties that require some capital investment to increase cash flows, or assets undergoing repositionings or conversions, and may involve vertical construction or unimproved land. We seek to make real estate debt investments that offer the most attractive risk-adjusted returns and evaluate the risk based upon our underwriting criteria, sponsorship and the pricing of comparable investments. We historically accessed the asset-backed markets to match-fund our real estate debt investments with non-recourse, term debt liabilities which were structured as collateralized debt obligations, or CDOs, and sold under the N-Star brand. These term debt, or CDO, transactions are flexible financing structures that typically permit us to re-invest proceeds from asset repayments for a five-year period after issuance with no repayment of the term debt, subject to certain criteria; thereafter, the term debt is repaid when the underlying assets pay off. In addition to these term debt transaction financings we have utilized secured term financings and credit facilities to finance real estate debt investments.

  Targeted Investments

        Our real estate debt investments typically have many of the following characteristics: (i) terms of two to ten years inclusive of any extension options; (ii) collateral in the form of a first mortgage or a subordinate interest in a first mortgage on real property, a pledge of ownership interests in a real estate owning entity or a preferred equity investment in a real estate owning entity; (iii) investment amounts of $5 million to $200 million; (iv) floating interest rates priced at a spread over LIBOR or fixed interest rates; (v) an interest rate cap or other hedge to protect against interest rate volatility; and (vi) an intercreditor agreement that outlines our rights relative to other investors in the capital structure of the transaction and that typically provides us with a right to cure any defaults to the lender of those tranches senior to us and, under certain circumstances, to purchase senior tranches.

  Investment Process for Real Estate Debt

        We have employed a standardized investment and underwriting process that focuses on a number of factors in order to ensure each investment is being evaluated appropriately, including: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of the underlying real estate collateral, including tenant rosters, lease terms, zoning, operating costs and the asset's overall competitive position in its market: (iii) real estate market factors that may influence the economic performance of the collateral; (iv) the operating expertise and financial strength of the sponsor or borrower; (v) real estate and leasing market conditions affecting the asset; (vi) the cash flow in place and projected to be in place over the term of the loan; (vii) the appropriateness of estimated costs associated with rehabilitation or new construction; (viii) a valuation of the property, our investment basis relative to its value and the ability to liquidate an investment through a sale or refinancing of the underlying asset; (ix) review of third-party reports including appraisals, engineering and environmental reports; (x) physical inspections of properties and markets; and (xi) the overall structure of the investment and the lenders' rights in the loan documentation.

        Our real estate lending professionals may originate and structure debt investments directly with borrowers or may acquire loans from third parties. In the past we emphasized direct origination of our debt investments because this allows us a greater degree of control in loan structuring and in potential future loan modification or restructuring negotiations, provides us the opportunity to create subordinate interests in the loan, if desired, that meet our risk-return objectives, allows us to maintain a more direct relationship with our borrowers and to earn origination and other fees. Although the majority of our debt investments have been directly originated, we expect that current difficult credit market conditions may present more opportunities to acquire real estate debt investments at attractive prices from third-party originators who are motivated to sell by liquidity issues or are exiting the business.

        At December 31, 2008 we held the following real estate debt investments (dollars in thousands):

December 31, 2008	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,048,310	51.2%	—%	2.89%	52
Whole loans, fixed rate	96,252	4.7	7.58	—	8
Subordinate mortgage interests, floating rate	200,556	9.8	—	6.42	13
Subordinate mortgage interests, fixed rate	24,349	1.2	7.51	—	2
Mezzanine loans, floating rate	463,765	22.6	—	4.43	15
Mezzanine loan, fixed rate	191,438	9.4	11.65	—	15
Other loans—floating	16,609	0.8	—	1.60	2
Other loans—fixed	6,191	0.3	5.53	—	1

Total/Weighted average	$2,047,470	100.0%	9.99%	3.70%	108

(1)
Approximately $1.3 billion of these investments serve as collateral for our three term debt transactions backed by commercial real estate loans and the balance is financed under other borrowing facilities. We have future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $271.0 million related to our debt investments. We expect that a minimum of $133.9 million of these future fundings will be funded within our existing term debt transactions and require no additional capital from us. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Based upon currently approved advance rates on our credit and term debt facilities and assuming that all commercial real estate loans that have future fundings meet the terms to qualify for such funding, our equity requirement would be approximately $94.5 million.

        The following charts display our loan portfolio by collateral type and by geographic location:

Loan Portfolio by Collateral Type	Loan Portfolio by Geographic Location

Real Estate Securities

  Overview

        Our real estate securities business has historically invested in, created and managed portfolios of primarily investment grade commercial real estate debt securities, which we have financed by issuing term debt. In July 2007, we created the NorthStar Real Estate Securities Opportunity Fund, or the Securities Fund, of which we are the manager and general partner. Our interest in the Securities Fund was 53.1% at December 31, 2008. We receive fees from the Securities Fund for managing the third party private capital. Other than in connection with making new investments to reinvest proceeds from asset sales or repayments in previously issued non-recourse term debt transactions, we intend to conduct substantially all of our new securities investment activities in the Securities Fund or in vehicles similar to the Securities Fund to minimize the amount of securities we hold on balance sheet. This fund format also allows us to utilize long and short investment strategies that would not be efficient to conduct on-balance sheet and in our REIT structure.

        Our managed commercial real estate debt securities include CMBS, fixed income securities issued by REITs, credit-rated tenant loans and term debt transactions backed primarily by commercial real estate securities. Most of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies (Moody's Investors Service, Standard & Poor's and Fitch Ratings, generally referred to as rating agencies) and generally are not insured or otherwise guaranteed. In addition to these securities, our investment grade term debt issuances may also be backed by bank loans to REITs and real estate operating companies, and real estate whole loans or subordinate debt investments such as B-Notes and mezzanine loans.

        We seek to mitigate credit risk through credit analysis, subordination and diversification. Within the Securities Fund we may also utilize credit default swaps and credit-linked indices such as the CMBX to hedge long positions or to take net short positions on commercial real estate fixed income securities. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. While the expected yield on our securities investments is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our investment grade term debt issuances are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the real estate securities portfolios of our investment grade term debt issuances and the underlying credit quality of their holdings.

        Our general financing strategy focuses on the use of match-funded structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. Our investment grade term debt issuances utilize interest rate swaps to minimize the mismatch between their fixed rate assets and floating rate liabilities. During 2008, the asset-backed markets in which we had historically obtained match-funded financing remained virtually closed, and we expect the markets to remain difficult through 2009. Consequently, most of our securities investment activity in 2008 was funded using proceeds from repayments and sales of existing investments.

        The average rating of our securities investments was Baa2/BBB (investment grade) as of December 31, 2008. In addition, our securities portfolio had an average investment size of approximately $5.2 million as of December 31, 2008.

  Our Real Estate Securities Investments

        The various types of securities backed by real estate assets that we invest in, including CMBS, fixed income securities issued by REITs and real estate term debt transactions, are described in more detail below.

        CMBS.    CMBS securities, or commercial mortgage backed securities, are securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers, and may include, without limitation, CMBS conduit securities, CMBS credit tenant lease securities and CMBS large loan securities. The properties are primarily located in the United States. The loan collateral is held in a trust that issues securities in the form of various classes of debt secured by the cash flows from the underlying loans. The securities issued by the trust have varying levels of priority in the allocation of cash flows from the pooled loans and are rated by one or more of the rating agencies. These ratings reflect the risk characteristics of each class of CMBS and range from "AAA" to "CCC". Any losses realized on defaulted loans are absorbed first by the most junior, lowest-rated bond classes. Typically, all principal received on the loans is allocated first to the most senior outstanding class of bonds and then to the next class in order of seniority.

        REIT Fixed Income Securities:    REIT fixed income securities include both secured and unsecured debt issued by REITs. REITs own a variety of property types with a large number of companies focused on the office, retail, multifamily, industrial, healthcare and hotel sectors. In addition, several REITs focus on the ownership of self-storage properties and triple-net lease properties. Certain REITs are more diversified in nature, owning properties across various asset classes. Both REIT secured and unsecured debt typically have credit ratings issued by one or more rating agencies. The majority of our long-term investments in REIT fixed income securities are in REIT unsecured debt. We also invest in junior unsecured debt or preferred equity of REITs.

        Commercial Real Estate Term Debt Transactions:    Commercial real estate term debt transactions (also referred to as collateralized debt obligations, or CDO's), or CRE term debt transactions, are debt obligations typically collateralized by a combination of CMBS and REIT unsecured debt. CRE term debt transactions may also include real estate whole loans and other asset-backed securities as part of their underlying collateral, although this is less common in the market. A CRE term debt transaction is a special-purpose vehicle that finances the purchase of CMBS, REIT debt and other assets by issuing liabilities rated by rating agencies and equity in private securities offerings.

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

        Our underwriting process for the acquisition of real estate securities backed by a single loan or a small pool of large loans includes: (i) review of the rent roll and historical operating statements in order to evaluate the stability of the underlying property's cash flow; (ii) utilization of our network of relationships with real estate investors and other professionals to identify market and sub-market trends in order to assess the property's competitive position within its market; and (iii) evaluation of the loan's structural protections and intercreditor rights.

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

        At December 31, 2008, we held the following real estate security investments:

December 31, 2008	Carrying Value	Estimated Fair Value
CMBS	$444,790	$124,594
Real estate term debt—N-Star	50,680	7,040
Real estate term debt—Third party	16,156	1,322
REIT debt	82,753	44,935
Term debt equity	70,532	38,764
Trust preferred securities	15,000	4,488

Total	$679,911	$221,143

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

        A summary of the collateral and term debt notes for our off-balance sheet term debt transactions at December 31, 2008 is provided below.

	Collateral—December 31, 2008				Term Notes—December 31, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star I(2)	8/21/03	$299,316	6.60%	4.16	$278,000	6.37%	8/01/2038
N-Star II	7/01/04	331,242	6.17	4.77	295,098	5.51	6/01/2039
N-Star III	3/10/05	410,188	5.70	4.11	358,556	4.88	6/01/2040
N-Star V	9/22/05	499,745	5.52	6.23	456,319	4.58	9/05/2045

Total		$1,540,491	5.92%	4.95	$1,387,973	5.23%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        The following charts display our CMBS assets under management by vintage and our on-balance sheet securities assets under management by asset type based on par values.

CMBS AUM by Vintage	Securities AUM

Net Lease

  Overview

        Our net lease strategy involved investing primarily in office, industrial, retail and healthcare-related properties across the United States that are net leased long term to corporate tenants. Net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation. Accordingly, we generally target properties that are located in primary or secondary markets with strong demand fundamentals, and that have a property design and location that make them suitable and attractive for alternative tenants.

        During 2008 we made no new net lease investments because opportunities in commercial real estate loans, commercial real estate fixed income securities and repurchases of our debt were more attractive. Also, our increased cost of capital relative to prior years has made investing in net lease assets uneconomical. Our primary focus in this area during 2008 was to actively manage the existing asset base and to find opportunities to generate liquidity and to recycle capital. Based on current capital markets and economic conditions we do not expect new net lease investing to be a material part of our business going forward.

  Core Net Lease

        We believe that the majority of net lease investors who acquire office, industrial and retail properties are primarily focused on assets leased to investment-grade tenants with lease terms of 15 years or longer. In our experience, there is a more limited universe of investors with the real estate and capital markets expertise necessary to underwrite net lease assets with valuations that are more closely linked to real estate fundamentals than to tenant credit. In a normalized market, we believe that well-located, general purpose real estate with flexible design characteristics can maintain or increase in value when re-leasing opportunities arise.

  Healthcare Net Lease

        We invest in healthcare net lease assets through our Wakefield joint venture. Healthcare real estate has typically attracted less capital than more traditional commercial real estate such as office and industrial properties, due to the more complex operating issues associated with the business, such as public and private sources of revenue and the Federal, State and Local regulatory environment. The management team of our partner has significant experience investing in a wide variety of healthcare properties, ranging from low-acuity assisted living facilities to higher-acuity skilled nursing facilities. Wakefield has sought out opportunities to acquire individual assets or portfolios of assets from local or regionally-focused owner/operators with established track records and in markets where barriers to entry exist. The assets typically have been purchased from and leased back to private operators under long-term net leases. We believe that our partner provides us a competitive advantage in this sector because of its management team's extensive relationships in the industry and their knowledge of and experience in operating, owning and lending to healthcare-related assets.

  Underwriting Process and Financing for Net Lease Investments

        Our core net lease investments were underwritten utilizing our skills in evaluating real estate market and property fundamentals, real estate residual values and tenant credit. At inception and throughout the life of our ownership we conduct detailed tenant credit analyses to assess, among other things, the potential for credit deterioration and lease default risk. This analysis is also employed to measure the adequacy of landlord protection mechanisms incorporated into the underlying lease. Our underwriting process included sub-market and property-level due diligence in order to understand downside investment risks, including quantifying the costs associated with tenant defaults and releasing scenarios. We also evaluated stress scenarios to understand refinancing risk.

        Our health care net lease investments were underwritten utilizing a comprehensive analysis of the profitability of a targeted business or facility, its cash flow, occupancy, patient and payer mix, financial trends in revenues and expenses, barriers to competition, the need in the market for the type of healthcare services provided by the business or the facility, the strength of the location and the underlying value of the business or the facility, as well as the financial strength and experience of the management team of the business or the facility.

        Our core and healthcare net lease investments are principally financed with non-recourse first mortgages having terms approximately matching the term of the underlying leases.

  Our Net Lease Investments

        At December 31, 2008, we held the following net lease investments (dollars in thousands):

Type of Property	Number of Properties	Carrying Value	Percentage of Aggregate Carrying Value
Healthcare	118	$692,931	60.2%
Office	17	297,632	25.9
Retail	12	77,411	6.7
Investment in unconsolidated joint venture-office/flex(1)	3	24,581	2.1
Office/Flex	1	31,439	2.7
Distribution center	1	24,177	2.1
Retail/Office	1	3,410	0.3

Total	153	$1,151,581	100.0%

    (1)
    Our investment in the unconsolidated net lease joint venture is $7.3 million.

LandCap Venture

        During 2007, we entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 to form LandCap Partners, which we refer to as LandCap. The venture is managed by professionals who have extensive experience in the single family housing sector. LandCap's investment strategy was to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. These investments were expected to generate very little current cash flow and to be held for several years prior to liquidation. The venture made no investments in 2007 and $39.1 million of investments during 2008. Our share of the investment was $16.9 million. During the second half of 2008, we and Whitehall directed the venture's management team to raise third party capital to fund new investment activity. This mandate was due to the existing partners' desires to conserve liquidity in their respective businesses as capital markets conditions further deteriorated. The venture has not received any new capital commitments and we do not currently expect to provide any new investment capital to LandCap in the future. The venture will continue to manage existing investments and we do not expect the venture to return capital to us for several years.

Portfolio Management

        We actively monitor collateral and property-level performance of our asset base through our portfolio management group which is closely supervised by our senior executive team. All major portfolio management strategies and tactics are developed using the extensive experience of our senior executives and a majority of our employees are dedicated to portfolio management activities.

        For commercial real estate loans, we typically have a contractual right to regularly receive updated information from our borrowers such as budgets, operating statements, rent rolls, major tenant lease signings, renewals, expirations and modifications. We also monitor for changes in property management, borrower's and sponsor's financial condition, timing and funding of distributions from reserves and capital accounts or future funding draws, real estate market conditions, sales of comparable and competitive properties, occupancy and asking rents at competitive properties and financial performance of major tenants. When a borrower cannot comply with its requirements according to the loan terms, we generally have a range of strategies to choose from, including foreclosing on the collateral in order to sell it, extending the final maturity date in return for a paydown and/or a fee, changing the interest rate or making any other modification to the loan terms which we believe maximizes long-term value and preserves capital.

        We closely monitor our securities investments by using sophisticated third-party applications that are designed to screen for performance issues in the loan collateral underlying the securities. We also utilize our capital markets expertise to seek opportunities to sell securities investments which we believe the market is valuing too highly relative to the underlying risk.

        We inspect our owned net lease assets to ensure the tenants are complying with the terms of their respective leases, and seek to enter into renewal discussions with tenants well in advance of lease expirations.

        Poor economic conditions and scarcity of new debt capital have negatively impacted commercial real estate cash flows, valuations and real estate investors' ability to refinance properties when existing debt is due. The commercial real estate industry may experience increasing stress and decreasing credit quality the longer these conditions continue. We expect that a majority of our efforts in 2009 will be spent in portfolio management activities.

Business Strategy

        Our long-term primary objectives are to make real estate-related investments that increase our franchise value, produce attractive risk-adjusted returns and generate predictable cash flow for distribution to our stockholders. The current global economic recession and financial crisis has required us to focus on preserving capital and managing liquidity. Like most finance companies, we cannot currently raise corporate capital at attractive levels and we are observing weakening performance levels in our asset base due to the shrinking economy and lack of capital for commercial real estate. We believe that we have created a franchise that derives a competitive advantage from the combination of our real estate, credit underwriting and capital markets expertise, which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We hope that our reputation in the marketplace will enable us to be early in raising corporate capital when market conditions improve. We will also seek to conduct certain new investment activities, where possible, in managed vehicles capitalized primarily with private capital sources rather than with 100% of our equity capital. If we are successful in raising these managed vehicles, we believe that these structures could provide a higher return on our invested equity capital due to the management and incentive fees that may be generated, and would broaden our sources of capital so that we would be less reliant on the public equity markets to grow our business.

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

        Flexible Asset-Backed and Secured Term Financing.    We believe our experience and reputation as an issuer and manager of term debt transaction financings, our credit track record and our relationships with major money-center banks should provide us preferential access to match-funded financing for our real estate securities, real estate debt and net lease investments. Match funded debt capital is currently very difficult to obtain. The asset-backed markets for commercial real estate are not functioning and banks and life companies are currently working to deleverage their balance sheets and therefore are not making significant new lending commitments. Our current strategy has been to use our existing flexible financing structures to leverage new investments, or to acquire new investments that generate attractive returns without leverage.

        Capital Allocation.    Through our participation in these three principal businesses and the fixed income markets generally, we benefit from market information that enables us to make more informed decisions with regard to the relative valuation of financial assets and capital allocation.

        Our investment and portfolio management processes are centralized and overseen by our senior management team. We have formal guidelines which require senior management approval for all new investments, and Board approval is generally required for investments exceeding size and concentration limits. Senior management also reviews and approves portfolio management strategies including all loan modification and workout situations.

Financing Strategy

        We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our IPO in 2004, we have completed preferred and common equity offerings raising $647.8 million of aggregate net proceeds. We also raised over $81.0 million of private capital for our Securities Fund. Additionally, during 2007 and 2008 we issued $252.5 million of unsecured exchangeable senior notes. We have also raised $286.3 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term and relatively few covenants.

        In the past, we have sought to access diverse short and long-term funding sources that enable us to deliver attractive risk-adjusted returns to our shareholders while match-funding our investments to minimize interest rate and maturity risk. This means we financed assets with debt having like-kind interest rate benchmarks (fixed or floating) and similar maturities. Our real estate debt and securities businesses have typically used warehouse and secured credit facilities with major financial institutions to initially fund investments until a sufficient pool of assets was accumulated to efficiently execute a term debt transaction, which in the past has been structured as a CRE CDO. More recently, we have used a term facility with an institutional lender to complement term debt transaction financing to match-fund our assets as best we can.

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

        Since mid-2007, there has been very little liquidity in the asset-backed, real estate, corporate and most other major debt markets due to issues precipitated by the subprime residential lending industry. Consequently, the asset backed securities, or ABS, markets remain unavailable to most issuers who have therefore greatly reduced new investment activity. We believe that in the longer term liquidity and attractive pricing could return to the ABS markets, but that in the near term new financing sources must be developed in order to attractively finance new investment activity. We expect the ABS markets for commercial real estate to be unavailable for at least the next year as most originators and traditional buyers of this product have disassembled or drastically reduced their investment platforms. While we believe that market conditions will remain difficult for an extended period of time, we believe that in the future match funded debt sources could include term loans from financial institutions and life companies, more restrictive ABS structures which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets. We believe that our credit track record and our reputation with lenders and in the asset-backed markets could enable us to develop alternative sources of debt financing while the capital markets remain unattractive or unavailable.

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

Regulation

        We are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other fees we can charge our customers; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. Although most states do not regulate commercial finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial real estate loans.

        We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We have been, and intend to continue to rely on current interpretations of the staff of the Securities and Exchange Commission in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize, see "Item 1A—Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations."

        Certain of our subsidiaries may apply to be registered investment advisors under the Investment Advisors Act of 1940, or the Investment Advisors Act, and, as such, may also be supervised by the Securities and Exchange Commission. The Investment Advisors Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and thus, subject to the oversight and regulation of such states' regulatory agencies.

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

Competition

        We have been subject to significant competition in seeking real estate investments. Historically, we have competed with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, private institutional funds, hedge funds, private opportunity funds, investment banking firms, lenders, governmental bodies and other entities. In addition, there are other REITs with asset investment objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

        Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Employees

        As of December 31, 2008, NorthStar had 60 employees. Management believes that a major strength of NorthStar is the quality and dedication of our people. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees.

Corporate Governance and Internet Address

        We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our Board of Directors consists of a majority of independent directors; the audit, nominating and corporate governance, and compensation committees of our Board of Directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our officers, directors and employees.

        Our internet address is www.nrfc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the securities and exchange commission, or the SEC, as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our Board of Directors. Within the time period required by the rules of the SEC and the New York Stock Exchange, or NYSE, we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

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

Risks Related to Our Businesses

The commercial real estate finance industry has been and will continue to be adversely affected by conditions in the global financial markets and economic conditions in the United States generally.

        Since mid-2007, and particularly during the second half of 2008, the global financial markets were expansively impacted by significant declines in the values of nearly all asset classes and by an unprecedented lack of liquidity. This was initially triggered by the subprime residential lending and single family housing markets experiencing significant default rates, declining residential real estate values and increasing backlog of housing supply. Other lending markets also experienced extreme volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets. The global markets have been characterized by substantially increased volatility and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries, including our industry, and in the broader markets. The markets have produced downward pressure on stock prices and the lack of available credit for certain issuers without regard to those issuers' underlying financial strength.

        The resulting economic conditions and the difficulties currently being experienced in the commercial real estate finance industry have increased pressure on our stock price and adversely affected our business model, financial condition, results of operations and our prospects for future growth. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us, on others in the commercial real estate finance industry and on commercial real estate generally.

Liquidity is essential to our businesses and we rely on outside sources of capital that have been severely impacted by the current economic crisis.

        We require significant outside capital to fund our businesses. Our businesses have been and will continue to be adversely affected by disruptions in the capital markets, including the lack of access to capital or prohibitively high costs of obtaining capital. A primary source of liquidity for us has been the equity and debt capital markets, including issuing common equity, preferred equity, trust preferred securities and convertible senior notes. With capital market conditions devastated by the current global economic crisis, companies in the real estate industry, including us, are currently experiencing an unprecedented lack of capital sources. Additionally, nearly all financial industry participants, including commercial real estate lenders and investors, continue to find it nearly impossible to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. We do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate will be severely impacted. For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

        We also depend on external sources of capital because one of the requirements of the Internal Revenue Code of 1986, as amended, for a REIT is that it distributes 90% of its taxable income to its shareholders, including taxable income where we do not receive corresponding cash. We intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code. These distribution requirements are partly mitigated for calendar year 2009 because REITs are permitted to pay up to 90% of its distribution requirement in common stock or other company securities, rather than cash.

The credit facilities that we use to finance our investments may require us to provide additional collateral, which could significantly impact our liquidity position.

        We have used credit facilities to finance some of our investments. Although our secured credit facility with a major financial institution, or the Secured Term Loan, which is our primary credit facility in our real estate debt business, is not subject to margin calls based on credit spread widening, if the market value of the commercial real estate loans pledged by us decline in value due to credit quality deterioration, we may be required by the lending institution to provide additional collateral or pay down a portion of the funds advanced. Additionally, our Master Repurchase Agreement, or the JP Facility, with a major financial institution provides the lender with a similar ability to require repayment, but also provides the lender with the ability to require repayment due to decreases in the value of the commercial real estate loan collateral based upon market credit spread movements. In a weakening economic environment, we would generally expect credit quality and the value of the commercial real estate loans that serve as collateral for our credit facilities to decline, resulting in a higher likelihood that the lenders would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, lending institutions can accelerate our indebtedness and foreclose upon the assets securing these facilities, which could have a material adverse effect on our business and operations.

If we are unable to extend or renew our existing secured credit facilities, our results of operations, financial condition and business could be significantly harmed.

        Credit facilities are critical to our business. If we are unable to extend or renew our existing secured credit facilities, our results of operations, financial condition and business could be significantly harmed. In particular, the Secured Term Loan, which has $379.7 million outstanding as of December 31, 2008, of which we have guaranteed $200 million, has an initial maturity in November 2009 and contains a one-year extension at our option provided that we are in compliance with the terms of the Secured Term Loan. If we fail to comply with such terms we may be unable to exercise the extension option and be required to repay the facility in full, which would have a material adverse affect on us and our business and operations. Additionally, Wachovia, the original lender under our Secured Term Loan has recently merged with another financial institution, which creates additional uncertainly regarding the facility.

        Furthermore, the JP Facility, which has $44.9 million outstanding as of December 31, 2008, all of which we have guaranteed, matures in August 2009. The facility is extendable for an additional year at the lender's option. If the lender decides to not renew that facility, we would be required to repay amounts due at the maturity date, which could have a significant impact on our liquidity position.

Our lenders under our credit facilities may choose to not fund future commitments.

        Our business plan and liquidity projections assume that our lenders under our secured credit facilities fund a certain portion of our future funding obligations to borrowers under our commercial real estate loans. At December 31, 2008, we expected this amount to be $42.6 million. Nonetheless, our lenders retain discretion over their obligation to fund such future funding commitments under our commercial real estate loans. As a result, we may be required to fund future commitments with existing liquidity, which could have a significant impact on our liquidity position. Furthermore, if our lenders do not fund such future funding commitments, we may not be able to leverage our assets as fully as we would choose, which will reduce our returns on such assets. If we are unable to meet future funding commitments, our borrowers may take legal action against us, which could have a material adverse effect on us.

Our credit facilities contain restrictive covenants relating to our operations.

        Our secured credit facilities contain negative covenants that, among other things, limit the amount of leverage that we may employ, require that we maintain certain interest and fixed charge coverage ratios (which may be particularly difficult to comply with given low LIBOR rates due to most of our assets paying a floating interest rate), require that we maintain a certain minimum tangible net worth, limit our recourse indebtedness, limit our ability to distribute more than a certain amount of our funds from operations and require us to hedge our interest rate exposure. At December 31, 2008, we were in compliance with all debt covenants under our borrowings. However, if economic conditions continue to weaken and capital for commercial real estate remains scarce, we expect credit quality in our assets and across the commercial real estate sector to weaken. While we have devoted a majority of our resources to managing our existing asset base, a continued weak environment will make maintaining compliance with the credit facilities' covenants more difficult. If we are not in compliance with any of our covenants, there can be no assurance that our lenders would waive such non-compliance in the future and any such non-compliance could have a material adverse effect on us.

Our credit facilities and exchangeable senior notes contain cross-default provisions.

        Our credit facilities and our indentures governing our exchangeable senior notes contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of indebtedness under other agreements. If a cross-default were to occur, we may not be able to pay our debts or access capital from external sources in order to refinance our debts. If some or all of our debt obligations default and it causes a default under other indebtedness, our business, financial condition and results of operations could be materially and adversely affected.

Our term debt transactions have certain coverage tests that are required to be met in order for payments to be made to our subordinate bonds and equity notes. Failing coverage tests could significantly impact our cash flow and overall liquidity position.

        Our term debt transactions generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests and are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of, and interest on, the subordinate classes of bonds in the term debt transactions. Uncured defaults on commercial real estate loans and rating agency downgrades on commercial real estate securities are the primary causes for decreases in the OC and IC ratios. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. Additionally, we may be required to buy assets out of our term debt transactions in order to preserve cash flow, which could have a significant impact on our liquidity. As of December 31, 2008 we are in compliance with all of the OC and IC tests in our term debt transactions. Nonetheless, we expect that continued weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in the future. Our failure to satisfy the coverage tests could adversely affect our operating results, liquidity and cash flows.

We retain the subordinate classes of bonds and equity notes in the term debt transactions that we have issued, which entails certain risks, including that subordinate classes of bonds and equity notes in the term debt transactions receive distributions only if the term debt transaction generates enough income to pay all of the other bond classes.

        The subordinate classes of bonds and equity notes that we retain in the term debt transactions that we have issued represent leveraged investments in the underlying assets. Various classes of securities participate in the income stream in term debt transactions and distributions on subordinate classes of bonds and equity notes are generally made only after payment of interest on, and principal of, the senior bond classes. Although generally there is no interest or principal due on the equity notes, distributions may be made to holders of the subordinate classes of bonds and equity notes on each payment date after all of the other required payments are made on each payment date. There will be little or no income available to the subordinate classes of bonds and equity notes if there are defaults by the obligors under the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the term debt transaction could decrease quickly and substantially. There can be no assurance that after making required payments on the senior bond classes there will be any remaining funds available to pay us. Accordingly, our subordinate classes of bonds and equity notes may not be paid in full and we may be subject to a loss of all of our interest in the event that payments are not made on the underlying assets or losses are incurred with respect to the underlying assets, which could have a material adverse effect on us.

We are unable to complete additional term debt transactions due to the collapse of the credit markets and the severe economic recession.

        We historically accessed the asset-backed markets to match-fund our real estate debt investments with non-recourse, term debt liabilities which were structured as collateralized debt obligations and sold under the N-Star brand. Due to the collapse of the credit markets and the severe economic recession, and the resulting investor concerns surrounding the real estate markets and the asset-backed markets generally, among other things, there is currently no liquidity available through the issuance of new term debt transactions. Issuing term debt transactions was a critical part of our overall business plan and we currently believe that term debt transactions will not be available for the foreseeable future, if ever.

Continued disruptions in the financial markets and deteriorating economic conditions could adversely affect the values of investments we made.

        Weakening macroeconomic conditions combined with turmoil in the capital markets has constrained equity and debt capital available for investment in commercial real estate, resulting in fewer buyers seeking to acquire commercial properties and increases in discount rates and lower valuations for commercial real estate properties. Furthermore, these deteriorating economic conditions have negatively impacted commercial real estate fundamentals, which have resulted, and may in the future result, in adverse effects on the collateral securing our commercial real estate loans.

Adverse economic conditions could significantly reduce the amount of income we earn on our commercial real estate loans.

        Adverse economic conditions have caused us to experience an increase in the number of commercial real estate loans that could result in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our commercial real estate loans, all of which could adversely affect our results of operations. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, loan loss reserves. The decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance, accrued interest and default interest due on a defaulted commercial real estate loan, plus the legal costs incurred in pursuing our legal remedies. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.

Our borrowers may increasingly be unable to achieve their business plans due to the economic environment and strain on commercial real estate, which may cause stress in our commercial real estate loan portfolio.

        Many of our commercial real estate loans were made to borrowers who had a business plan to improve the collateral property. The current economic environment has created a number of obstacles to borrowers attempting to achieve their business plans, including lower occupancy rates and lower lease rates across all property types, which continues to be exacerbated by rising unemployment and overall financial uncertainty. If borrowers are unable achieve their business plans, the related commercial real estate loans could go into default and severely impact our operating results and cash flows.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given the transitional nature of many of our commercial real estate loans, we required borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows were projected to increase sufficiently to cover debt service costs. We also generally required the borrower to refill reserves if they became deficient due to underperformance or if the borrower wanted to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments will likely decrease in the current economic environment, making it more difficult for borrowers to meet their payment obligations to us. We expect that in the future some of our borrowers may have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

Our mortgage loans, mezzanine loans, participation interests in mortgage and mezzanine loans, real estate securities and preferred equity investments have been and may continue to be adversely affected by widening credit spreads, and if spreads continue to widen, the value of our loan and securities portfolios would decline further.

        Our investments in commercial real estate loans and real estate securities are subject to changes in credit spreads. When credit spreads widen, as continues to be the case into 2009, the economic value of our existing loans decrease. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. The economic value of our commercial real estate loan portfolio and our real estate securities portfolio has been significantly impacted, and may continue to be significantly impacted, by credit spread widening.

Loan repayments are unlikely in the current market environment.

        In the past, a source of liquidity for us was the voluntary repayment of loans. Because the commercial real estate asset-backed markets remain closed, and banks and life insurance companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. If borrowers are not able to refinance loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a functioning commercial real estate finance market, borrowers that are performing on their loans will almost certainly extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

Higher loan loss reserves are expected if economic conditions do not improve.

        If the decline in the U.S. economy does not stabilize and reverse in 2009, we will likely experience significant increases in loan loss reserves, potential defaults and asset impairment charges in 2009.

Borrowers may also be less able to pay principal and interest on loans if the economy continues to weaken and they continue to experience financial stress. Declining real property values also would increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher loan loss reserves. Any sustained period of increased defaults and foreclosures would adversely affect our interest income, financial condition, business prospects and our cash flows.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

        Our loan loss reserves are evaluated on a quarterly basis. Our determination of loan loss reserves requires us to make certain estimates and judgments, which are particularly difficult to determine during a recession where commercial real estate credit has been nearly shut off and commercial real estate transactions have dramatically decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. If our estimates and judgments are not correct, our results of operations and financial condition could be severely impacted.

The mortgage loans we originate and invest in and the commercial mortgage loans underlying the mortgage-backed securities we invest in are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

        Mortgage loans are secured by real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be more prevalent if the overall economic environment does not improve significantly. The ability of a borrower to repay a loan secured by real estate is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of a property can be affected by, among other things:

  •
  macroeconomic conditions;

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

        Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance.

  •
  If the value of real property or other assets securing our commercial real estate loans deteriorates.  The majority of our commercial real estate loans are fully or substantially non-recourse, although a large amount of our commercial real estate loans provide for interest reserve replenishments which are recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves) collateralizing the loan. For this purpose, we consider commercial real estate loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. We sometimes also make commercial real estate loans that are secured by equity interests in the borrowing entities or by investing directly in the owner of the property. In the current recession, asset values have deteriorated and there can be no assurance that the value of the assets securing our commercial real estate loans will not deteriorate further. Mezzanine loans are subject to the additional risk that other lenders may be directly secured by the real estate assets of the borrowing entity.

  •
  If a borrower or guarantor defaults on recourse obligations under our commercial real estate loans.  We sometimes obtain individual or corporate guarantees, which are not secured, from borrowers or their affiliates. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Due to deteriorating economic conditions, many borrowers and guarantors are facing financial difficulties and are unable to comply with their financial covenants. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our commercial real estate loans and guarantees.

  •
  Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.  Before making a commercial real estate loan to a borrower, assess the strength and skills of an entity's management and other factors that we believe are material to the performance of the investment. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

  •
  In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our commercial real estate loan.  If a borrower defaults on our commercial real estate loan and the mortgaged real estate or other borrower assets collateralizing our commercial real estate loan are insufficient to satisfy our commercial real estate loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our commercial real estate loan. In addition, certain of our commercial real estate loans are subordinate to other debt of the borrower. If a borrower defaults on our commercial real estate loan or on debt senior to our commercial real estate loan, or in the event of a borrower bankruptcy, our commercial real estate loan will be satisfied only after the senior debt. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. Given the difficult economic environment, borrower bankruptcies and litigation relating to our assets will increase appreciably, which will require us to spend significant amounts of money and require significant senior management resources in order to protect our interests.

  •
  If provisions of our commercial real estate loan agreements are unenforceable.  Our rights and obligations with respect to our commercial real estate loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing our security interest in the underlying collateral.

The subordinate mortgage notes, participation interests in mortgage notes, mezzanine loans and preferred equity investments we have originated and invested in may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

        We have focused on originating, structuring and acquiring senior and subordinate debt investments secured primarily by commercial properties, including first lien mortgage loans, junior participations in first lien mortgage loans, which are often referred to as B-Notes, second lien mortgage loans, mezzanine loans and preferred equity interests in borrowers who own such properties. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand foreclosure as a subordinate real estate debtholder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object but to which we will be bound. Certain transactions that we have originated and invested in could be particularly difficult, time consuming and costly to workout because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

We are subject to risks associated with construction lending, such as declining real estate values, cost over-runs and delays in completion.

        Our commercial real estate loan assets include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost over-runs, particularly given the recent increased costs of raw materials, the developer's failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay our commercial real estate loan due to declining real estate values. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our commercial real estate loans if the borrower is unable to sell the project or refinance our commercial real estate loan.

We have and may continue to invest in CMBS securities, including subordinate securities, which entail certain risks.

        Collateralized mortgage backed securities, or CMBS, are generally securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers, and may include, without limitation, CMBS conduit securities, CMBS credit tenant lease securities and CMBS large loan securities. We invest in a variety of CMBS, including CMBS which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multi-family mortgage loans. Consequently, CMBS will be affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans, which began to increase significantly towards the end of 2008 and are expected to continue to increase into 2009. Furthermore, a weakening rental market generally, including reduced occupancy rates and reduced market rental rates could reduce cash flow from the loan pools underlying our CMBS investments.

        Additionally, CMBS are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS may be highly dependent on the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover our investment.

The CMBS market has been severely impacted by the current economic turbulence, which has had a negative impact on the CMBS that we own.

        Because the CMBS markets remain closed and other participants in the commercial real estate lending have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets. Property values have also decreased over the past year because of scarcity of financing, which, when it is available, has terms generally at much lower leverage and higher cost than available in prior years. Uncertainty regarding future economic conditions and higher returning investment opportunities available in other asset classes have also negatively impacted commercial real estate values. These conditions, together with wide-spread downgrades of CMBS by the rating agencies, significantly higher risk premiums required by investors and uncertainty surrounding commercial real estate generally, have had a negative impact on CMBS and have significantly decreased the value of most of the CMBS that we own.

Credit ratings assigned to our investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to our investments will not be downgraded.

        Some of our investments are rated by Moody's Investors Service, Fitch Ratings and/or Standard & Poor's, Inc. The rating agencies have commenced re-evaluations of their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Their reviews, when overlaid with more negative economic assumptions, are resulting in large amounts of ratings downgrade actions for CMBS, negatively impacting market values of CMBS and in some cases negatively impacting the CDO financing structures used by us and others to leverage these investments. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may have an adverse affect on our financial condition.

Recent market conditions and the risk of continued market deterioration have caused and may continue to cause uncertainty in valuing our real estate securities.

        The continued market volatility and the lack of liquidity has made the valuation process pertaining to certain of our assets extremely difficult, particularly our CMBS assets for which there is very little market activity. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. The current market environment is absent new issuances and there has been very limited secondary trading of CMBS. Therefore, our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. The amount that we could obtain if we were forced to liquidate our securities portfolio into the current market could be materially different than management's best estimate of fair value.

Our investments in REIT securities are subject to risks relating to the particular REIT issuer of the securities and to the general risks of investing in senior unsecured real estate securities, which may result in losses to us.

        In addition to the risks resulting from the continued disruptions in the financial markets and deteriorating economic conditions, our investments in REIT securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. REITs generally are required to substantially invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments.

        Our investments in REIT securities and other senior unsecured debt are also subject to the risks described above with respect to commercial real estate loans and mortgage-backed securities and similar risks, including risks of delinquency and foreclosure, the dependence upon the successful operation of, and net income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property. REITs have been severely impacted by the current economic environment and have had very little access to the capital markets or the debt markets in order to meet their existing obligations or to refinance maturing debt.

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

        Our net leased assets could be negatively impacted by the deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. The poor economic conditions would likely reduce tenants' ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, corporate space needs may contract resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our net lease property portfolio.

        As was the case with our leases to WaMu Bank, N.A., lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. The creditworthiness of our tenants in our net leased assets, particularly given the difficult economic environment, could be significantly impacted, which could result in their inability to meet the terms of their leases. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this were to occur, it could adversely affect our results of operations.

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

        Although we believe our net leased assets and properties collateralizing our commercial real estate loan and securities investments are adequately covered by insurance, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from, and the asset value of, the affected property.

        As a result of the events of September 11, 2001, insurance companies are limiting and charging significant premiums to cover acts of terrorism in insurance policies. As a result, although we, our tenants and our borrowers may carry terrorism insurance, we may suffer losses from acts of terrorism that are not covered by insurance. In addition, the commercial real estate loans which are secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties, which may increase the cost of obtaining the required insurance.

Many of our investments are illiquid, and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.

        Our investments are relatively illiquid. Especially in the current economic environment, we do not have the ability to sell properties, securities or commercial real estate loans in response to further changes in economic and other conditions, except at distressed prices. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

        Most of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies. However, given the current economic conditions and lack of credit market, we may invest in unrated securities, enter into net leases with unrated tenants or participate in unrated or distressed mortgage loans. Because the ability of obligors of net leases and mortgages, including mortgages underlying mortgage-backed securities, to make rent or principal and interest payments may be impaired during such economic recession, prices of lower credit quality investments and securities have declined. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments and securities. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

We have no established investment criteria limiting the geographic concentration of our investments in real estate debt, real estate securities or net lease properties. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

        Certain commercial real estate loans and securities in which we invest may be secured by a single property or properties in one geographic location. Additionally, net lease properties that we may acquire may also be located in a geographic cluster. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of customers to pay financed amounts and impairing the value of our collateral.

Our portfolio is highly leveraged, which may adversely affect our return on our investments and may reduce cash available for distribution on our securities.

        We leverage our portfolio through borrowings, generally through the use of bank credit facilities, commercial real estate loans, securitizations, including the issuance of term debt transactions, and other borrowings, many of which are not currently available to us. The type and percentage of leverage varies depending on our ability to obtain credit facilities and the lender's estimate of the stability of the portfolio's cash flow. However, we do not restrict the amount of indebtedness that we may incur. Our return on our investments and cash available for distribution to our stockholders has been reduced because of the current deteriorating market conditions which have caused the cost of financing to increase relative to the income that can be derived from our assets. Moreover, we may have to incur more recourse indebtedness in order to obtain financing for our business.

We are subject to risks associated with managing residential land investments in our LandCap joint venture.

        In late 2007, we entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 to form LandCap Partners, which we refer to as LandCap. The venture is managed by professionals who have extensive experience in the single family housing sector. LandCap's investment strategy was to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. These investments were expected to generate very little current cash flow and to be held for several years prior to liquidation. The venture has been seeking third party capital, but has not received any new capital commitments and we do not currently expect to provide any new investment capital to LandCap in the future. The venture will continue to manage existing investments and we do not expect the venture to return capital to us for several years.

        In addition to the risks associated with the continuing decline in the value of residential land, certain loans in which we invested in our LandCap joint venture are either distressed or non-performing. These loans will generally have a greater risk of loss to us and our ability to generate positive returns on these loans will be subject to many factors, including, but not limited to, our ability to obtain a discounted payoff from the borrower of these loans in excess of our purchase price and our ability to foreclose and liquidate the asset(s) underlying such loans accretively. Additionally, if loans that we purchase have evidence of deterioration of credit quality at the time of purchase, we will apply the American Institute of Certified Public Accountants Statement of Position 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer", or SOP 03-3, to these loans. SOP 03-3 addresses accounting for loans for which it is probable, at the time of our acquisition, that we will be unable to collect all contractual principal and interest. For these loans, the amount representing the excess of cash flows estimated by us at acquisition over the purchase price is accreted into income over the life of a loan. If we cannot reasonably estimate the cash flows that we expect to receive from a loan, then we will first apply any cash received from a loan as a reduction to our carrying value, and any cash received in excess of the carrying value will be recorded as income.

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

        Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk because we do not hedge our retained equity interest in our floating rate term debt transactions. To the extent a term debt transaction has floating rate assets, our earnings will generally increase with increases in floating interest rates, and decrease with declines in floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2008, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $30.8 million offset by an increase in our interest expense of approximately $25.1 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

We have been, and may in the future be, subject to significant competition, and we may not be able to compete successfully for investments.

        We have been, and may in the future be, subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly traded REITs, private REITs, investment banking firms, private institutional funds, hedge funds and private opportunity funds. We may not be able to compete successfully for investments.

Risks Relating to Investments in Healthcare Assets

We have limited experience with owning and operating senior housing and healthcare facilities.

        In May 2006, we entered the healthcare-related net lease business by forming a joint venture with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets, called Wakefield. In 2008, we brought another equity partner, Inland American Real Estate Trust, Inc., or Inland American, into the Wakefield venture by selling a $100 million preferred partnership interest to Inland American, convertible into an approximate 42% interest in the venture. As of December 31, 2008, we owned 51.6% of Wakefield and consolidated the venture in our financial statements. Although the principals of Chain Bridge have extensive experience owning and investing in senior and assisted living facilities, this is a relatively new business for us with risks that differ from those to which we have been subject historically. There can be no assurance that we have the skills needed to run this business profitably and there can be no assurance that we will be able to retain the principles of Chain Bridge.

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

A significant portion of our leases expire in the same year.

        A significant portion of the leases that we have entered into expire in 2017, which coincides with the debt maturities on the properties subject to these leases. As a result, we could be subject to a sudden and material change in value of the assets in Wakefield and available cash flow from Wakefield in the event that these leases are not renewed or in the event that we are not able to extend or refinance the loans on the properties that are subject to these leases.

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

Risks Related to the Investment Management Business

The organization and management of our Securities Fund, and any future funds that we raise, may create conflicts of interest.

        In addition to managing the assets of our term debt transactions, we manage an off-balance sheet fund, or our Securities Fund, which we formed in July 2007, to prospectively conduct our real estate securities investment business. We are the manager, and have a combined general partner and limited partner interest of 53.1% in the Securities Fund at December 31, 2008. We may in the future manage other third party funds or other investment vehicles.

        The Securities Fund, along with any new funds we may manage, which together are referred to as our "Funds," will hold assets that we determine should be acquired by the Funds and doing so may create conflicts of interest, including between investors in these Funds and our shareholders, since many investment opportunities that are suitable for us may also be suitable for the Funds. Additionally, our executives and other real estate and debt finance professionals may face conflicts of interest in allocating their time among NorthStar, our Securities Fund and any other third party funds we may manage. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation as a company could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.

Difficult market conditions and the collapse of the CMBS market have adversely affected our Securities Fund, which may impact our ability to raise capital for future Funds and may cause investor redemptions.

        The current global recession, deterioration of the capital markets and credit spread widening and corresponding lower mark-to-market adjustments to the assets in the Securities Fund have adversely affected the performance of our Securities Fund. Due to the foregoing, raising capital for future Funds could be more difficult and redemptions within the Securities Fund have occurred and are expected to occur in the future.

The creation and management of Funds and other investment vehicles could require us to register with the SEC as an investment adviser under the Investment Advisers Act and subject us to costs and constraints that we are not currently subject to.

        A consequence of creating and managing Funds and other investment vehicles, including term debt vehicles, is that we may be required to register with the SEC as an investment adviser under the Investment Advisers Act. Registered investment advisers must establish policies and procedures for their operations and make regulatory filings. The Investment Advisers Act and the rules and regulations under this Act generally grant the SEC broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. These laws and regulations have increased, and could further increase, our expenses and require us to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which investment advisors operate changes frequently and regulations have increased significantly in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

We have used, and may in the future use, capital to preserve the existence of our Securities Fund and any future third party funds we manage.

        Our Securities Fund is, and any future third party funds we manage may be, subject to mark-to-market volatility and may at times be subject to margin calls or require other financial assistance from us. We have, and may in the future, provide all or a portion of the capital necessary to preserve our Funds, including by satisfying margin calls if the Funds are not able to meet such obligations without our assistance or by providing credit or credit support to the Funds.

Investors in our Securities Fund and, likely, any new third party funds, may redeem their investments after a stated lock-up period or elect to remove us as manager of the Funds at any time without cause upon approval of 50% of the limited partners of our Funds.

        Investors in our Securities Fund are, and investors in any future third party funds will likely be, able to redeem their investments on an annual or quarterly basis, subject to the applicable Fund's specific redemption provisions, and remove us as manager of the Fund without cause upon approval of 50% of the limited partners in the Fund (excluding us). Investors may decide to move their capital away from our Funds to other investments or remove us as manager of the Funds for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our Funds include changes in interest rates which make other investments more attractive, changes in investor perception regarding the Fund's focus or alignment of interest, unhappiness with changes in or broadening of a Fund's investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals. In a declining financial market, the pace of redemptions and consequent reduction in our assets under management could accelerate. The decrease in our Funds' revenues that would result from significant redemptions in our Funds may have a material effect on our business by reducing our management fees and incentive income, and could result in significant reputational damage as well. If we were removed as a manager of any Fund, we would no longer be entitled to receive management or incentive fees, which may have a material effect on our business, and such removal could also cause significant reputational damage to us.

Valuation methodologies for certain assets in our Funds may be subject to significant subjectivity and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our Funds.

        There may not be readily-ascertainable market prices for illiquid investments in our Funds. The value of the investments of our Funds will be determined periodically by us based on the fair value of such investments. The fair value of investments is determined using a number of methodologies. The valuation policies of the Securities Fund are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, bid or ask prices provided by third parties for the investment, the length of time the investment has been held, the trading price of securities, restrictions on transfer and other recognized valuation methodologies. The methodologies we may use in valuing individual investments will be based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment therefore often vary materially as a result of the inaccuracy of such assumptions or estimates.

There are risks in using prime brokers and custodians.

        Our Funds will likely depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, our Funds might not be able to recover equivalent assets in full as they will rank among the prime broker and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the Funds' cash held with a prime broker or custodian will not be segregated from the prime broker's or custodian's own cash, and the Funds will therefore rank as unsecured creditors in relation thereto.

We are subject to certain counterparty risks in our Securities Fund.

        We have entered into credit default swaps with counterparties. As a result of the global credit crises, there is a risk that counterparties could fail, shut down, file for bankruptcy or be unable to pay out contracts. The failure of a counterparty that holds collateral that we post in connection with certain credit default swaps could result in the loss of such collateral.

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

        Our Board of Directors has and will likely in the future adopt certain incentive plans to create incentives that will allow us to retain and attract the services of key employees. These incentive plans may be tied to the performance of our common stock and as a result of the decline in our stock price, we may be unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.

Our ability to issue equity awards to employees as compensation could be impacted, which will require greater cash compensation in relation to previous levels of cash compensations.

        We have historically paid a substantial portion of our overall compensation in the form of equity awards. Currently, we do not have availability under our incentive plans to issue a meaningful amount of equity awards to our employees. We will likely seek shareholder approval for additional equity awards, but may be required to compensate our employees in a greater proportion of cash compared to equity awards. Because adjusted funds from operations, or AFFO, excludes equity based compensation expense, payment of higher levels of cash relative to equity awards will have a negative impact on our AFFO and reduce our liquidity position. Additionally, the lack of availability of equity awards could impact our ability to retain employees as equity awards historically have been a significant component of our long-term incentives.

If our risk management systems are ineffective, we may be exposed to material unanticipated losses.

        We continue to refine our risk management techniques, strategies and assessment methods. However, our risk management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns. See "Management Discussion and Analysis of Financial Condition and Results of Operations—Risk Management".

The use of estimates and valuations may be different from actual results, which could have a material effect on our consolidated financial statements.

        We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, accounting for goodwill, establishing provisions for potential losses that may arise from loans that we make and potential litigation liability. Recent market volatility has made it extremely difficult to value certain of our real estate securities and term debt equity. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.

We believe AFFO is an appropriate measure of our operating performance; however, in certain instances AFFO may not be reflective of actual economic results.

        We utilize AFFO as a measure of our operating performance and believe that it is useful to investors because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, equity based compensation and unrealized gains/losses from mark-to-market adjustments. Additionally, AFFO serves as a good measure of our operating performance because it facilitates evaluation of our company without the effects of selected items required in accordance with accounting principles generally accepted in the United States, or GAAP, that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Nonetheless, in certain instances AFFO may not necessarily be reflective of our actual economic results. For example, if a CMBS position that we purchased at par in a given year is marked down at the end of such year and then sold the subsequent year at a price above the marked down price, but less than par, we would still have a gain for purposes of AFFO between the difference of the year-end mark and the amount that we sold the CMBS for, even though we would have suffered an economic loss on the CMBS position. Our book value would, however, accurately reflect the economic loss because the decrease in value of the CMBS investment in its year of purchase would have been recorded as an unrealized loss in our income statement. Conversely, if we repurchase, for example, one of our issued CDO bonds for 50% of par in a given year and if such CDO bond were marked below 50% of par at the end of the previous year, for AFFO purposes we would recognize a realized loss on retirement of debt from the repurchase even though there is a positive economic impact to the retirement of the debt. Consistent with the prior example, while our book value would properly reflect the economic benefit from the debt repurchase because the decrease in value of the debt would have been recorded as an unrealized gain in the prior year, the impact to AFFO would not be reflective of actual economic results.

GAAP requirements and our mark-to-market adjustments of our liabilities under SFAS 159 in particular, do not necessarily provide a precise economic reflection of our shareholders' equity.

        Pursuant to SFAS 159, we have elected to mark-to-market our liabilities in our real estate term debt transactions, but we do not mark-to-market the corresponding loans, which we hold at par net of any related credit loss reserves. Even if these loans are performing, because of a number of factors, including credit spread widening and concerns over commercial real estate generally, a third-party would not likely be willing to pay par for such loans. Therefore, our carrying value for these loans is likely above their current economic value. Additionally, while we have liabilities that are marked below the principal amount that we owe on such liabilities, which correspondingly increases our shareholders' equity, absent repurchasing such liabilities at a discount we will be required to repay the full par amount of such liabilities at maturity or upon a liquidation of the underlying collateral or our company. As a result of the foregoing, our shareholders' equity is and will likely continue to not necessarily be reflective of current economic or liquidation value.

Our dividend policy is subject to change.

        On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we have significantly reduced the cash portion of our first quarter 2009 dividend relative to prior periods, future dividend levels are subject to further adjustment based upon any one or more of the risk factors set forth in this Form 10-K, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

We are highly dependent on information systems, and systems failures could significantly disrupt our business.

        As a financial services firm, our business is highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.

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

        The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has exempted any business combinations between us and any person, provided that any such business combination is first approved by our Board of Directors (including a majority of our directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any of them. As a result, such parties may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute.

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

        Maryland law also allows a corporation with a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its Board of Directors and notwithstanding any contrary provision in the charter or bylaws, to a classified board, unless its charter prohibits such an election. Our charter contains a provision prohibiting such an election to classify our board under this provision of Maryland law. This makes us more vulnerable to a change in control. If our stockholders voted to amend this charter provision and to classify our Board of Directors, the staggered terms of our directors could reduce the possibility of a tender offer or an attempt at a change in control even though a tender offer or change in control might be in the best interests of our stockholders.

Risks Related to Our REIT Tax Status

Our failure to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to our stockholders.

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

        Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a

REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. We hold a substantial majority of our assets in a majority owned subsidiary, which we refer to as our private REIT. Our private REIT is organized to qualify as a REIT for federal income tax purposes. Our private REIT must also meet all of the REIT qualification tests under the Internal Revenue Code. If our private REIT did not qualify as a REIT, it is likely that we would also not qualify as a REIT. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Internal Revenue Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify.

Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.

        To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a shareholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A shareholder, including a tax-exempt or foreign shareholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. While we intend to continue to make distributions sufficient to avoid imposition of the 4% tax, there can be no assurance that we will be able to do so. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes. We currently intend to satisfy the 90% distribution requirement and avoid the 4% nondeductible excise tax with distributions that are payable in cash or our stock.

        From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of investments in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

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

        We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the Internal Revenue Service, or IRS, disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from it will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans typically do not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests. In addition, we have entered into sale and repurchase agreements under which we nominally sold certain of our mortgage assets to a counterparty and simultaneously entered into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable subsidiary corporations.

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

        We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 20% (or, beginning with our 2009 taxable year, 25%) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. Any hedging income earned by a taxable REIT subsidiary would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated interest rate or other changes than we would otherwise incur.

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

        To qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our stock under this requirement. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year. To help insure that we meet these tests, our charter restricts the acquisition and ownership of shares of our stock.

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

Our dividends that are attributable to excess inclusion income will likely increase the tax liability of our tax-exempt stockholders, foreign stockholders, and stockholders with net operating losses.

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

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held primarily for sale to customers in the ordinary course of business. If we securitize loans in a manner that is, for federal income tax purposes, treated as a sale of the loans we may be subject to the prohibited transaction tax. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our investments in net lease properties, which comprise our net lease business segment, are described under "Business—Net Lease." The following table sets forth certain information with respect to each of our net lease properties as of December 31, 2008:

Net Lease Portfolio: Property Information
Location City, State	Square Feet	Rent per square ft.	Number of Buildings	Ownership Interest	Property Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Encumbrances (In Thousands)
Bloomingdale, IL	50,000	10.50	1	Leasehold	Retail	January 2027	January 2022	$5,753
Concord Holdings, NH	50,000	11.00	1	Fee	Retail	N/A	May 2016	5,995
	20,087	12.75	1	Fee	Retail	N/A	January 2016	2,409
Fort Wayne, IN	50,000	7.25	1	Leasehold	Retail	January 2025	August 2024	3,479
Keene, NH	45,471	15.03	1	Fee	Retail	N/A	October 2020	6,791
Melville, NY	46,533	8.75	1	Leasehold	Retail	January 2022	January 2022	4,463
Millbury, MA	54,175	8.49	1	Leasehold	Retail	January 2024	January 2024	4,744
New York, NY	7,500	78.02	1	Leasehold	Retail	December 2012	December 2012	—
	10,800	64.81	1	Leasehold	Retail	April 2029	June 2017	—
North Attleboro, MA	50,025	8.62	1	Leasehold	Retail	January 2024	January 2024	4,725
Portland, ME	52,900	15.66	1	Leasehold	Retail	August 2030	August 2023	4,824
Wichita, KS	48,782	12.00	1	Fee	Retail	N/A	March 2023	6,149

Total Retail	486,273	11.06	12					49,332
Auburn Hills, MI	50,000	11.61	1	Fee	Office	N/A	September 2015	5,416
	55,692	13.47	1	Fee	Office	N/A	September 2015	6,032
Aurora, CO	183,529	16.92	1	Fee	Office	N/A	June 2015	33,329
Camp Hill, PA	214,150	12.30	1	Fee	Office	N/A	September 2015	25,279
Columbus, OH	199,112	11.70	1	Fee	Office	N/A	November 2017	23,788
Fort Mill, SC	165,000	12.72	1	Fee	Office	N/A	October 2020	30,685
Los Angeles CA	160,000	25.50	2	Fee	Office	N/A	June 2015	32,383
	97,336	23.58	1	Leasehold	Office	May 2039	June 2015	19,848
Milpitas, CA	180,481	14.36	2	Fee	Office	N/A	February 2017	22,548
Rancho Cordova, CA	68,000	22.32	1	Fee	Office	N/A	September 2015	10,970
Rockaway, NJ	15,038	7.00	1	Fee	Office	N/A	May 2015	2,154
	106,000	15.51		Fee	Office	N/A	July 2017	15,187
Salt Lake City, UT	117,553	19.70	1	Fee	Office	N/A	April 2012	15,863
Springdale, OH	139,264	10.00	1	Fee	Office	N/A	March 2010	15,686
	173,145	10.07	1	Fee	Office	N/A	December 2009	19,208
	174,554	14.25	1	Fee	Office	N/A	December 2011	16,586

Total Office	2,098,854	15.09	17					294,962
Albemarle, NC	19,649	17.37	1	Fee	Healthcare	N/A	October 2021	2,275
Black Mountain, NC	36,235	18.74	1	Fee	Healthcare	N/A	July 2021	4,873
Blountstown, FL	33,722	17.29	1	Fee	Healthcare	N/A	July 2021	3,702
Bremerton, WA	68,601	12.84	1	Fee	Healthcare	N/A	October 2021	6,720
Brevard, NC	18,174	12.99	1	Fee	Healthcare	N/A	August 2020	2,087
	19,778	13.71	1	Fee	Healthcare	N/A	October 2021	1,725
Burnsville, NC	22,383	21.08	1	Fee	Healthcare	N/A	October 2022	3,000
Caroltton, GA	49,000	8.73	1	Fee	Healthcare	N/A	January 2017	2,988
Castletown, IN	46,026	18.64	1	Fee	Healthcare	N/A	June 2016	6,813
Charleston, IL	39,393	14.27	1	Fee	Healthcare	N/A	January 2017	5,862
Charlotte, NC	26,000	14.96	1	Fee	Healthcare	N/A	October 2021	2,500
Cherry Springs, NC	20,000	17.90	1	Fee	Healthcare	N/A	March 2016	2,772
Chesterfield, IN	19,062	25.15	1	Fee	Healthcare	N/A	June 2017	4,075
Cincinnati, OH	69,806	21.89	1	Fee	Healthcare	N/A	January 2017	11,468
Clemmons, NC	30,929	15.78	1	Fee	Healthcare	N/A	April 2022	3,250
Clinton, OK	31,377	10.51	1	Fee	Healthcare	N/A	January 2017	1,355
Clinton, NC	25,688	19.01	1	Fee	Healthcare	N/A	May 2020	2,324
Columbia City, IN	22,395	41.68	1	Fee	Healthcare	N/A	June 2017	8,079
Daly City, CA	26,262	21.12	1	Fee	Healthcare	N/A	August 2021	3,463
	78,482	16.56	1	Leasehold	Healthcare	August 2021	August 2021	7,937

Net Lease Portfolio: Property Information
Location City, State	Square Feet	Rent per square ft.	Number of Buildings	Ownership Interest	Property Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Encumbrances (In Thousands)
Denmark, WI	8,320	17.70	1	Fee	Healthcare	N/A	January 2017	1,219
Dunkirk, IN	19,140	12.65	1	Fee	Healthcare	N/A	June 2017	2,132
East Arlington, TX	26,552	14.92	1	Fee	Healthcare	N/A	December 2013	3,413
Edenton, NC	24,228	21.08	1	Fee	Healthcare	N/A	October 2022	3,000
Effingham, IL	7,808	14.55	1	Fee	Healthcare	N/A	January 2017	553
	39,393	11.37	1	Fee	Healthcare	N/A	January 2017	4,617
Elk City, OK	51,989	11.48	1	Fee	Healthcare	N/A	January 2017	4,384
Elk Park, NC	22,383	21.08	1	Fee	Healthcare	N/A	October 2022	3,000
Fairfield, IL	39,393	17.20	1	Fee	Healthcare	N/A	January 2017	6,416
Fort Wayne, IN	31,500	17.94	1	Fee	Healthcare	N/A	June 2017	4,895
Franklin, WI	27,556	19.30	1	Fee	Healthcare	N/A	January 2017	6,366
Fullerton, CA	5,500	34.17	1	Fee	Healthcare	N/A	January 2017	797
	26,200	40.69	1	Fee	Healthcare	N/A	January 2017	7,631
Garden Grove, CA	26,500	41.20	1	Fee	Healthcare	N/A	January 2017	11,228
Gastonia, NC	12,215	18.10	1	Fee	Healthcare	N/A	August 2020	1,839
Green Bay, WI	23,768	16.39	1	Fee	Healthcare	N/A	January 2017	3,173
Grove City	20,672	38.25	1	Fee	Healthcare	N/A	January 2017	1,862
Harrisburg, IL	36,393	12.16	1	Fee	Healthcare	N/A	January 2017	3,690
Hartford City, IN	22,400	3.60	1	Fee	Healthcare	N/A	June 2009	2,096
Haysville, NC	22,383	21.08	1	Fee	Healthcare	N/A	October 2022	3,000
Hillsboro, OR	286,652	12.24	1	Fee	Healthcare	N/A	December 2013	33,300
Hobart, IN	43,854	14.96	1	Fee	Healthcare	N/A	June 2017	5,958
Huntington, IN	31,169	18.29	2	Fee	Healthcare	N/A	June 2017	4,548
Indianapolis, IN	36,416	6.93	1	Fee	Healthcare	N/A	June 2017	2,251
Kenosha, WI	22,958	18.53	1	Fee	Healthcare	N/A	January 2017	4,130
Kingfisher, OK	26,698	18.08	1	Fee	Healthcare	N/A	January 2017	3,994
La Vista, NE	26,683	17.46	1	Fee	Healthcare	N/A	January 2017	4,296
LaGrange, IN	9,872	4.09	1	Fee	Healthcare	N/A	June 2017	519
	46,539	11.93	1	Fee	Healthcare	N/A	June 2017	5,115
Lancaster, OH	21,666	27.26	1	Fee	Healthcare	N/A	January 2017	2,605
Madison, WI	25,411	18.35	1	Fee	Healthcare	N/A	January 2017	4,275
Manitowoc, WI	30,679	16.13	1	Fee	Healthcare	N/A	January 2017	5,017
Marysville, OH	16,992	32.13	1	Fee	Healthcare	N/A	January 2017	1,673
Mattoon, IL	39,393	16.53	1	Fee	Healthcare	N/A	January 2017	6,954
	39,393	15.07	1	Fee	Healthcare	N/A	January 2017	5,677
McFarland, WI	25,700	16.69	1	Fee	Healthcare	N/A	January 2017	3,833
Mansfield, OH	3,780	9.80	1	Fee	Healthcare	N/A	December 2017	—
	4,000	9.40	1	Fee	Healthcare	N/A	December 2017	—
	13,209	9.40		Fee	Healthcare	N/A	December 2017	—
Memphis, TN	73,381	21.87	1	Fee	Healthcare	N/A	January 2017	14,681
Menomonee, WI	30,176	20.44	1	Fee	Healthcare	N/A	January 2017	6,075
Middletown, IN	18,500	23.18	1	Fee	Healthcare	N/A	June 2017	3,424
Mooresville, IN	24,945	19.21	1	Fee	Healthcare	N/A	June 2017	1,530
Morris, IL	94,719	21.10	2	Fee	Healthcare	N/A	March 2016	6,951
Mt. Sterling, KY	67,706	15.39	1	Fee	Healthcare	N/A	January 2022	7,629
Oklahoma City, OK	45,187	11.27	1	Fee	Healthcare	N/A	January 2017	4,453
Olney, IL	25,185	9.86	1	Fee	Healthcare	N/A	January 2017	2,463
	39,393	11.80	1	Fee	Healthcare	N/A	January 2017	4,243
Paris, IL	39,393	14.87	1	Fee	Healthcare	N/A	January 2017	6,836
Peru, IN	36,861	13.69	1	Fee	Healthcare	N/A	June 2017	6,457
Peshtigo, WI	19,380	22.70	1	Fee	Healthcare	N/A	December 2017	—
Plymouth, IN	39,092	9.94	1	Fee	Healthcare	N/A	June 2017	5,278
Portage, IN	38,205	14.53	1	Fee	Healthcare	N/A	June 2017	7,071
Racine, WI	26,583	18.47	2	Fee	Healthcare	N/A	January 2017	10,050
Raleigh, NC	52,697	15.78	1	Fee	Healthcare	N/A	April 2022	3,250
Rantoul, IL	39,393	11.76	1	Fee	Healthcare	N/A	January 2017	5,639
Robinson, IL	29,161	14.33	1	Fee	Healthcare	N/A	January 2017	4,006
Rockford, IL	54,000	9.22	1	Fee	Healthcare	N/A	January 2017	4,961

Net Lease Portfolio: Property Information
Location City, State	Square Feet	Rent per square ft.	Number of Buildings	Ownership Interest	Property Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Encumbrances (In Thousands)
Rockport, IN	26,000	9.12	1	Fee	Healthcare	N/A	June 2017	1,723
Roxboro, NC	18,174	20.55	1	Fee	Healthcare	N/A	August 2020	3,284
Rushville, IN	13,118	7.58	1	Fee	Healthcare	N/A	June 2017	554
	35,304	16.58	1	Fee	Healthcare	N/A	June 2017	4,108
Santa Ana, CA	24,500	32.25	1	Fee	Healthcare	N/A	January 2017	7,934
Sheboygan, WI	39,784	23.66	2	Fee	Healthcare	N/A	January 2017	9,300
Stephenville, TX	28,875	20.30	1	Fee	Healthcare	N/A	January 2017	6,187
Sterling, IL	149,008	18.55	2	Fee	Healthcare	N/A	March 2016	2,009
Stevens Point, WI	26,443	21.19	2	Fee	Healthcare	N/A	January 2017	8,487
Stoughton, WI	24,686	8.69	1	Fee	Healthcare	N/A	January 2017	1,686
Sullivan, IN	18,415	4.11	1	Fee	Healthcare	N/A	January 2017	891
	44,077	14.31	1	Fee	Healthcare	N/A	January 2017	4,930
Sycamore, IL	54,000	16.63	1	Fee	Healthcare	N/A	January 2017	8,509
Syracuse, IN	57,980	9.14	1	Fee	Healthcare	N/A	January 2017	3,514
Tipton, IN	50,000	10.16	1	Fee	Healthcare	N/A	June 2017	8,116
Tuscola, IL	36,393	11.50	1	Fee	Healthcare	N/A	January 2017	4,185
Two Rivers, WI	14,369	21.13	1	Fee	Healthcare	N/A	January 2017	2,708
Vandalia, IL	39,393	17.14	1	Fee	Healthcare	N/A	January 2017	7,345
Wabash, IN	35,374	5.13	1	Fee	Healthcare	N/A	June 2017	1,308
	70,746	7.42	1	Fee	Healthcare	N/A	June 2017	3,711
Wakarusa, IN	48,000	24.18	1	Fee	Healthcare	N/A	June 2017	10,084
	89,828	6.74	1	Fee	Healthcare	N/A	June 2017	6,492
Warsaw, IN	25,514	10.88	1	Fee	Healthcare	N/A	June 2017	3,658
Washington Crt Hse, OH	19,660	16.76	1	Fee	Healthcare	N/A	January 2017	1,974
Wausau, WI	24,047	18.03	1	Fee	Healthcare	N/A	January 2017	7,553
Weatherford, OK	53,000	9.50	1	Fee	Healthcare	N/A	January 2017	4,519
Wendell, NC	26,926	15.11	1	Fee	Healthcare	N/A	August 2020	2,332
Wichita, KS	81,810	11.61	1	Fee	Healthcare	N/A	December 2019	9,135
Williamston, NC	18,174	22.52	1	Fee	Healthcare	N/A	August 2020	3,179
Windsor, NC	24,228	21.08	2	Fee	Healthcare	N/A	October 2022	3,000
Winston Salem, NC	33,592	17.12	1	Fee	Healthcare	N/A	March 2020	3,507
Winter Garden, FL	37,322	14.31	1	Fee	Healthcare	N/A	February 2016	4,930
Wisconsin Rapids, WI	20,869	11.60	1	Fee	Healthcare	N/A	January 2017	1,129
Yanceyville, NC	38,283	20.62	1	Fee	Healthcare	N/A	August 2020	5,000

Total Healthcare	4,090,168	15.82	118					518,702
New York, NY	17,665	53.42	1	Leasehold	Retail/Office	July 2015	June 2011– July 2016	–
Indianapolis, IN	333,600	7.29	1	Fee	Office/Flex	N/A	December 2025	28,472
Reading, PA	609,000	–	1	Fee	Distribution Ctr	N/A		19,152

Total	7,635,560	13.90	150					$910,620

        At December 31, 2008, we had no single property with a book value equal to or greater than 10% of our total assets. For the year ended December 31, 2008, we had no single property with gross revenues equal to or greater than 10% of our total revenues.

Item 3.    Legal Proceedings

        We are not subject to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

Period	High	Low	Close	Dividends
2007
First Quarter	$18.15	$13.50	$15.21	$0.36
Second Quarter	$15.65	$11.88	$12.51	$0.36
Third Quarter	$13.25	$7.61	$9.93	$0.36
Fourth Quarter	$11.02	$7.85	$8.92	$0.36
2008
First Quarter	$9.95	$7.00	$8.17	$0.36
Second Quarter	$10.74	$8.10	$8.32	$0.36
Third Quarter	$9.33	$6.46	$7.75	$0.36
Fourth Quarter	$7.79	$2.60	$3.91	$0.25

        On April 22, 2008, we declared a cash dividend of $0.36 per share of common stock. The dividend was paid on May 15, 2008 to the stockholders of record as of the close of business on May 5, 2008.

        On July 22, 2008, we declared a cash dividend of $0.36 per share of common stock. The dividend was paid on August 15, 2008 to the stockholders of record as of the close of business on August 5, 2008.

        On October 8, 2008, we declared a cash dividend of $0.36 per share of common stock. The dividend was paid on November 14, 2008 to the stockholders of record as of the close of business on November 4, 2008.

        On January 20, 2009, we declared a dividend of $0.25 per share of common stock, payable with respect to the quarter ended December 31, 2008, to stockholders of record as of January 28, 2009. The dividend will be paid on February 27, 2009 in a combination of 40% cash and 60% common stock to the stockholders of record as of the close of business on January 28, 2009.

        On October 8, 2008 our Board of Directors authorized a share repurchase program of up to 10,000,000 shares of our outstanding common stock, or approximately 16% of our outstanding common stock. Stock repurchases under this program may be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities.

        Purchase of equity securities by us:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1–October 31	—	—	—	10,000,000
November 1–November 30	475,051	$2.91	475,051	9,524,949
December 1–December 31	—	—	—	9,524,949

Total	475,051	$2.91	475,051	9,524,949

(1)
In October 2008, we announced an open market repurchase program for the repurchase of up to 10.0 million shares of our outstanding common stock.

        On February 23, 2009, the closing sales price for our common stock, as reported on the NYSE, was $2.50. As of February 23, 2009, there were 119 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Performance Graph

        Set forth below is a graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The period shown commences on October 26, 2004, the date that our common stock began trading on the NYSE after it was first registered under Section 12 of the Exchange Act, and ends on December 31, 2008, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on October 26, 2004 and the reinvestment of any dividends. The stock price performance shown on this graph is not necessarily indicative of future price performance. The information in the graph and the table below was obtained from SNL Financial.

Total Return Performance

	Period Ending
Index	10/26/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
NorthStar Realty Finance Corp.	100.00	130.86	122.93	220.64	135.08	70.70
Russell 2000	100.00	113.11	118.27	139.99	137.80	91.24
NAREIT All REIT Index	100.00	109.69	118.78	159.58	131.12	82.17

Equity Compensation Plan Information

        The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which grants of securities may be made from time to time.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	7,628,447	n/a	275,508
2004 Long-Term Incentive Bonus Plan	438,767	n/a	—

Total	8,067,214	n/a	275,508

(1)
Represents units of partnership interest which are structured as profits interest, or LTIP Units, in our operating partnership. Conditioned on minimum allocation to the capital accounts of the LTIP Unit for federal income tax purposes, each LTIP Unit may be converted, at the election of the holder, into one common unit of limited partnership interest in our operating partnership, or OP Units. Each of the OP Units underlying these LTIP Units are redeemable at the election of the OP Unit holder, at the option of the Company in its capacity as general partner of our operating partnership, for: (i) cash equal to the then fair market value of one share of our common stock; or (ii) one share of our common stock.

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the combined financial statements of our predecessor and the respective related notes, each included elsewhere in this Form 10-K.

        The selected combined historical financial information presented for the period January 1, 2004 to October 28, 2004 relates to the operations of our predecessor. The selected historical consolidated information presented for the years ended December 31, 2008, 2007, 2006, 2005 and the period October 29, 2004 to December 31, 2004 relates to our operations and has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K or our prior Annual Reports on Form 10-K.

        Our consolidated financial statements include our majority-owned subsidiaries which we control. Where we have a non-controlling interest, such entity is reflected on an unconsolidated basis.

	The Company					The Predecessor (Combined)
	Year Ended December 31,				Period October 29, 2004 to December 31, 2004	Period January 1, 2004 to October 28, 2004
	2008	2007	2006	2005
	(In Thousands, Except per Share Amounts)
Statements of Operations Data:
Revenues:
Interest income	$212,444	$292,135	$134,847	$40,043	$3,990	$31
Interest income—related parties	14,995	13,516	11,671	8,374	727	1,828
Rental and escalation income	116,073	95,755	37,546	11,403	510	—
Advisory and management fee income—related parties	12,496	7,658	5,906	4,813	665	2,437
Other revenue	16,496	6,249	5,874	464	38	185

Total revenues	372,504	415,313	195,844	65,097	5,930	4,481
Expenses:
Interest expense	191,472	242,560	104,239	32,568	3,352	285
Real estate properties—operating expenses	8,278	8,709	8,552	2,044	185	—
Asset management fees—related party	4,746	4,368	594	—	—	—
Fund raising fees and other joint venture costs	7,823	6,295	—	—	—	—
Impairment on operating real estate	5,580	—	—	—	—	—
Provision for loss on investments	11,200	—	—	—	—	—
General and administrative
Direct:
Salaries and equity based compensation(1)	53,269	36,148	22,547	11,337	3,788	953
Shared services—related party	—	—	—	1,145	231	—
Auditing and professional fees	7,098	6,787	4,765	3,634	790	—
Other general and administrative	14,492	13,626	7,739	2,881	1,043	181
Allocated:
Salaries and other compensation	—	—	—	—	—	3,060
Insurance	—	—	—	—	—	318
Other general and administrative	—	—	—	—	—	925

Total general and administrative	74,859	56,561	35,051	18,997	5,852	5,437
Depreciation and amortization	43,232	33,191	13,578	4,352	190	—

Total expenses	347,190	351,684	162,014	57,961	9,579	5,722

	The Company					The Predecessor (Combined)
	Year Ended December 31,				Period October 29, 2004 to December 31, 2004	Period January 1, 2004 to October 28, 2004
	2008	2007	2006	2005
	(In Thousands, Except per Share Amounts)
Income (loss) from operations	25,314	63,629	33,830	7,136	(3,649)	(1,241)
Equity in (loss) earnings of unconsolidated ventures	(11,918)	(11,684)	432	226	83	1,520
Unrealized gain (loss) on investments and other	752,332	(4,330)	4,934	867	200	279
Realized gain on investments and other	36,036	3,559	1,845	2,160	293	636

Income (loss) from continuing operations before minority interest	801,764	51,174	41,041	10,389	(3,073)	1,194
Minority interest in operating partnerships	(77,484)	(2,702)	(3,938)	(2,116)	632	—
Minority interest in joint ventures	(4,614)	(580)	(68)	—	—	—

Net income (loss) from continuing operations	719,666	47,892	37,035	8,273	(2,441)	1,194
Income (loss) from discontinued operations, net of minority interest	—	(56)	306	547	2	—
Gain (loss) on sale of discontinued operations, net of minority interest	—	—	445	28,852	—	—
Gain on sale of joint venture interest, net of minority interest	—	—	279	—	—	—

Net income (loss)	719,666	47,836	38,065	37,672	(2,439)	1,194
Preferred stock dividends	(20,925)	(16,533)	(860)	—	—	—

Net income available to common stockholders	$698,741	$31,303	$37,205	$37,672	$(2,439)	$1,194

Net income (loss) per share from continuing operations	$11.07	$0.51	$0.91	$0.38	$(0.12)	$—
Income per share from discontinued operations (basic/diluted)	—	—	0.01	0.03	—	—
Gain per share on sale of discontinued operations and joint venture interest (basic/diluted)	—	—	0.02	1.33	—	—

Net income (loss) per share available to common stockholders	$11.07	$0.51	$0.94	$1.74	$(0.12)	—

Common stock dividends declared	$90,069	$87,948	$45,461	$11,268	$—	$—
Preferred stock dividends declared	$20,925	$16,533	$860	$—	$—	$—
Weighted average number of shares of common stock outstanding:
Basic	63,135,608	61,510,951	39,635,919	21,660,993	20,868,865	—
Diluted	70,136,783	65,086,953	44,964,455	27,185,013	25,651,027	—

(1)
For the year ended December 31, 2008, 2007, 2006, 2005 and the period from October 29, 2004 to December 31, 2004, includes $24,680, $16,007, $9,080, $5,847 and $2,991 equity based compensation, respectively.

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except per Share Amounts)
Balance Sheet Data
Operating real estate—net	$1,127,000	$1,134,136	$468,608	$198,708	$43,544
Trading securities	—	—	—	—	826,611
Available for sale securities, at fair value	221,143	549,522	788,467	149,872	37,692
Real estate debt investments, net	1,976,864	2,007,022	1,571,510	681,106	70,569
Real estate debt investments, held-for-sale	70,606	—	—	—	—
Corporate loan investments	—	457,139	—	—	—
Investments in and advances to unconsolidated/uncombined ventures	101,507	33,143	11,845	5,458	5,363
Total assets	3,936,026	4,792,782	3,185,620	1,156,565	1,078,078
Mortgage notes and loans payable	910,620	912,365	390,665	174,296	40,557
Exchangeable senior notes	112,576	172,500	—	—	—
Bonds payable	468,638	1,654,185	1,682,229	300,000	—
Credit facilities	44,881	501,432	16,000	243,002	27,821
Secured term loans	403,907	416,934	—	—	—
Liability to subsidiary trusts issuing preferred securities	69,617	286,258	213,558	108,258	—
Repurchase obligations	176	1,864	80,261	7,054	800,418
Total liabilities	2,209,270	4,152,248	2,502,990	863,862	902,322
Minority interest in operating partnership	109,110	7,534	7,655	44,278	32,447
Minority interest in joint ventures	101,171	14,961	15,204	—	—
Stockholders' equity	1,516,475	618,039	659,771	248,425	143,309
Total liabilities and stockholders' equity	$3,936,026	$4,792,782	$3,185,620	$1,156,565	$1,078,078

	The Company (Consolidated)					The Predecessor (Combined)
	Year Ended December 31,				Period October 29, 2004 to December 31, 2004	Period January 1, 2004 to October 28, 2004
	2008	2007	2006	2005
	(In Thousands)
Other Data:
Cash Flow from:
Operating activities from continuing operations	$82,668	$102,238	$53,998	$849,625	$(828,783)	$2,440
Investing activities	(110,708)	(2,373,929)	(1,852,961)	(881,090)	(108,032)	(19,197)
Financing activities	8,250	2,380,767	1,815,828	11,630	981,923	18,369

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report.

Organization and Overview

        We are a real estate investment trust, or REIT, that was formed in October 2003 to continue and expand the real estate debt, real estate securities and net lease businesses of our predecessor. We conduct substantially all of our operations and make our investments through our operating partnership, of which we are the sole general partner. Through our operating partnership, including its subsidiaries, we primarily:

  •
  originate, structure and acquire senior and subordinate debt investments secured primarily by commercial and multifamily properties;

  •
  invest in, create and manage portfolios of primarily investment grade commercial debt, including CMBS and REIT unsecured debt; and

  •
  acquire office, industrial, retail and healthcare related properties that are primarily net leased to corporate tenants.

        We believe that these businesses are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize secured debt to finance assets and enhance returns. We seek to match-fund our real estate securities and real estate debt investments primarily by issuing term debt, obtaining secured term financing and accessing private equity.

Sources of Operating Revenues

        We primarily derive revenues from interest income on the real estate debt investments that we originate with borrowers or acquire from third parties and our real estate securities in which we invest. We generate rental income from our net lease investments. We also generate interest revenues from our ownership interest in non-consolidated securities term debt issuances and advisory fee income, and income from our unconsolidated ventures. Other income comprises a much smaller and more variable source of revenues and is generated principally from fees associated with early loan repayments.

        We primarily derive income through the difference between the interest and rental income we are able to generate from our investments, and the cost at which we are able to obtain financing for our investments. In order to protect this difference, or "spread", we seek to match-fund our investments using secured sources of long term financing such as term debt transaction financings, mortgage financings and long-term unsecured subordinate debt. Match-funding means that we try to obtain debt with maturities equal to our asset maturities, and borrow funds at interest rate benchmarks similar to our assets. Match-funding results in minimal impact to spread when interest rates are rising and falling and minimizes refinancing risk since our asset maturities match those of our debt. We may also acquire investments which generate attractive returns with no long-term financing.

  Real Estate Debt

        We primarily earn interest income from real estate debt investments. At December 31, 2008, our real estate debt portfolio consisted of approximately $2.1 billion of funded structured senior and subordinate debt investments. We completed 3 investments in 2008, 41 investments in 2007, 74 investments in 2006, 44 investments in 2005 and 3 investments for the period of October 29, 2004 to December 31, 2004.

        Approximately 84.4% of our loan assets generate interest income based upon a floating index, primarily one-month LIBOR, plus a credit spread. Our revenues will be impacted by changes in LIBOR; however, we seek to minimize the impact of changes in floating interest rates by financing floating rate assets with floating rate debt having interest rates benchmarked to the same index as our assets. Decreases in floating interest rates may result in lower income for our stockholders, notwithstanding the match-funding of floating rate assets with floating rate liabilities.

  Real Estate Securities

        We earn interest income from real estate fixed income securities and management fees from our Securities Fund and off-balance sheet term debt transactions. During 2007, we raised $81 million of third-party capital to form the Securities Fund. At closing, we sold our equity interest in N-Star IX, our most recent term debt transaction completed in February 2007, and other securities interests to the Securities Fund. During 2008, we sold 67% of our N-Star IX advisory fee income stream to the Securities Fund for $8.8 million. Similar to our real estate debt business, we seek to minimize the impact of floating interest rates by funding floating rate assets with floating rate debt and by hedging fixed rate assets funded with floating rate debt.

  Net Lease Properties

        We earn rental and escalation income from our net leased properties. During 2007, we acquired $125.9 million of core net lease properties. We made no core net lease acquisitions during 2008. Part of our business strategy had been to expand our net lease business into underserved real estate sectors. In 2006, we partnered with experts in the healthcare-related net lease business and formed the Wakefield joint venture. The joint venture acquired approximately $591.0 million of healthcare facilities in 2007 and $4.2 million in 2008.

Profitability and Performance Metrics

        We calculate several metrics to evaluate the profitability and performance of our business.

  •
  Adjusted funds from operations: ("AFFO") (see "Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations" for a description of this metric).

  •
  Return on Equity ("ROE"), before and after general and administrative expenses. We calculate return on equity using AFFO, inclusive and exclusive of general and administrative expenses, divided by average common book equity during the period as a measure of the profitability generated by our assets and company on common stockholders' equity invested.

  •
  Credit losses are a measure of the performance of our investments and can be used to compare the credit performance of our assets to our competitors and other finance companies.

  •
  Assets Under Management ("AUM") growth is a key driver of our ability to grow our earnings, but is of lesser importance than other metrics such as AFFO and ROE due to lack of available new investment capital in the commercial real estate sector.

        Credit risk management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income.

        Corporate expense management influences the profitability of our business. We must balance making appropriate investments in our infrastructure and employees with a recognition that our accounting, finance, legal and risk management infrastructure does not directly generate quantifiable revenues for us. We frequently refer to general and administrative expenses, excluding stock-based compensation expense, divided by total revenues as a measure of our efficiency in managing expenses. For 2008, a much higher percentage of our performance compensation was awarded in cash rather than stock equivalents compared to prior years, resulting in an unfavorable efficiency ratio compared to prior years.

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

        During 2008, financial institutions curtailed their lending to peer institutions, even on a very short-term basis, as lack of transparency regarding asset quality reduced confidence in counterparty creditworthiness. Despite liquidity infusions from government-sponsored central banks worldwide, the cost of capital increased dramatically, and even the most liquid markets such as the commercial paper market experienced enormous outflows of capital. Those institutions deemed by the market to be most at risk for credit issues, principally those with large real estate and mortgage portfolios, experienced massive withdrawals from customer brokerage and deposit accounts. These institutions also became unable to transact in the capital markets because few participants were willing to take their counterparty risk, thereby resulting in their insolvency (most notably Bear, Stearns & Co. and Lehman Brothers Holdings, Inc.). The U.S. Government reacted to the rapid deterioration in the financial system by passing the Emergency Economic Stabilization Act of 2008, or the EESA, in early October. The EESA authorized and provided funds to the U.S. Treasury Department to acquire financial assets from institutions as a buyer of last resort in order to enable these institutions to reduce their exposure to troubled assets and to regain market confidence. During the fourth quarter of 2008, the U.S. abandoned the direct asset purchase strategy, committed to make up to $250 billion of direct equity investments into banking institutions and purchased commercial paper from corporations. In February 2009, the U.S. Government ratified a $787 billion economic stimulus package. However, it is unclear whether such government actions will result in any near-term recovery to the financial sector.

        As a result of the enormous credit market disruptions and worldwide economic recession, most financial industry participants, including commercial real estate lenders and investors, continue to find it difficult to obtain cost-effective debt and equity capital to fund new investment activity or to refinance maturing debt. Weakening macroeconomic conditions combined with the continued lack of liquidity in the U.S. commercial real estate market continue to pressure underlying real estate values and cash flows.

  Commercial Real Estate Macroeconomic Conditions

        Property types most directly and immediately impacted by these weaker conditions include residential condominium projects in markets which experienced a high level of development during the residential market boom, such as in South Florida, Las Vegas and areas of California. Multi-family properties located in nearby areas have generally been impacted by the oversupply of condominiums because many of these projects are being converted into competing rental properties. Also, hotels are generally most immediately impacted by changing economic conditions because revenues are generated on a nightly basis, based on room rates and occupancy. Business and leisure travel is declining as macroeconomic conditions worsen. The next most sensitive real estate class to changing economic conditions is retail, followed by office and industrial properties. Office, industrial and retail property types have longer-term, multi-year leases and therefore reset to market on a lagging basis. Business and retailer failures have become more frequent and are expected to negatively impact occupancy rates in the future. The degree to which commercial real estate values are impacted by weaker economic conditions and the level of credit losses in our asset base will be determined primarily by the length that such conditions persist and the severity of the economic contraction.

        Most of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR is currently below 0.50%, well below its 3.5% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which should partially offset decreasing cash flows caused by the economic recession, and extend the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property. Currently, a lack of readily available financing, economic uncertainty and higher returning alternative investment opportunities have increased investor return expectations resulting in much higher risk premiums and, despite the lower interest rate, lower valuations for commercial real estate properties.

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

        Real estate securities values are also influenced by credit ratings assigned to the securities by accredited rating agencies. The rating agencies have commenced re-evaluations of their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Their reviews, when overlayed with more negative economic assumptions, are resulting in large amounts of ratings downgrade actions for CMBS, negatively impacting market values of CMBS and in some cases negatively impacting the term debt transaction financing structures used by us and others to leverage these investments.

        Our net leased assets could be adversely impacted by a weaker economy as well. Corporate space needs may contract resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants which could result in their inability to meet the contractual terms of their leases.

  Our Strategy

        We responded to these difficult conditions by decreasing investment activity when we observed deteriorating market conditions. We expect credit to continue to be challenging throughout the remainder of 2009 and into 2010 and have focused our company resources on portfolio management activities to preserve our invested capital and liquidity. We anticipate that most of our investment activity and uses of available unrestricted cash liquidity for the foreseeable future will be focused on discounted repurchases of our previously issued debt securities which generally have been available in the market at very attractive prices, and also allows us to reduce future debt maturities. Our business plan assumes that the gains from repurchasing this debt at discounts to par more than offsets credit losses during the same period.

        Approximately $4.0 billion of our term debt transaction liabilities (including the off-balance sheet and on-balance sheet term debt transaction financings) currently permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. We also have assets financed on a bank term loan with an outstanding balance of $379.6 million at December 31, 2008, which has a final maturity in October

2010. Rather than making new investments with loan repayment proceeds in our term debt transactions, in certain instances we have been amortizing the bank term loan by transferring performing assets financed by the term loan into our term debt transactions, providing match funded financing for these assets. Approximately $797.6 million of our funded loan commitments have their initial maturity date in 2009; however, most of the loans contain extension options of at least nine months (many subject to performance criteria). It is therefore difficult to estimate how much capital, if any, from initial maturities or prepayments will be generated in our term debt transactions from loan repayments during 2009 to create availability to further amortize the bank loan.

        Our term debt structures do not have corporate financial covenants but require that the underlying loans and securities meet debt service and collateral value coverage (as defined by the indentures) in order for us to receive regular cash flow distributions. If the tests are not met cash flow is diverted from us to repay the liabilities until the tests are back into compliance. In some cases, our ability to reinvest can be adversely impacted if these tests are not in compliance. Ratings downgrades of CMBS and other securities can reduce the deemed value of the security in measuring collateral coverage, depending on the level of the downgrade. Also, defaults in our loans can reduce the collateral coverage of the defaulted loan in our term debt structures. As economic conditions continue to weaken and capital for commercial real estate remains scarce, we expect credit quality in our assets and across the commercial real estate sector to weaken. While we have devoted a majority of our resources to managing our existing asset base, a continued weak environment will make maintaining compliance with the term debt structures more difficult, jeopardizing regular cash flow distributions to our company.

        We believe that in the longer term, liquidity could eventually return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively finance new investment activity. We believe these sources could include term loans from financial institutions and life insurance companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

Risk Management

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

        We conduct a quarterly comprehensive credit review which is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by our credit reviews. Based on the quarterly reviews, loans and net lease assets are put on an internal "Watch List" if we believe there is greater near-term risk that we could lose invested capital and/or there is a situation at the underlying collateral which requires intensive risk management and portfolio management resources. Securities investments are generally added to the watch list if there is a default, although management may use its discretion to include or exclude any asset from the watch list based on qualitative factors such as likelihood of actual loss realization, level of resources required to work out the issue, and probability of default if there has not yet been an actual default. A Watch List asset does not necessarily mean it is non-performing or that there is an impaired loan basis, but indicates our view that the risk of the asset becoming non-performing or impaired is much greater than in the overall portfolio. We believe the Watch List is a useful internal tool for prioritizing management resources but delinquencies, realized losses, non-performing loans and actual credit loss reserves are the appropriate basis in which our investors should compare our credit performance to other financial services companies. These metrics are much more objective and comparable than management's assessment of Watch List criteria which are more subjective and difficult to define in the current environment. For this reason, in the future we may decide to not publish our internal Watch List in order to avoid investor confusion when comparing our credit track record to other companies.

        As of December 31, 2008 our loan portfolio had the following credit statistics: (dollar amounts in thousands)

	#	$	% of total loan portfolio
Non-performing loans(1)	1	$21,373	1.04%
Loan loss reserves	7	11,200	0.55%

    (1)
    A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default.

        During 2008, we recorded $15.7 million of credit loss provisions relating to 10 loans and reversed $4.5 million of previously recorded reserves relating to four loans. As of December 31, 2008, loan loss reserves totaled $11.2 million. Overall, the prolonged financial sector crisis and economic recession is resulting in increasing stress levels for commercial real estate credit. A shrinking economy generally results in decreasing real estate cash flows as corporations and consumers reduce their real estate needs, travel and spending. Because the commercial real estate asset-backed markets remain closed, and banks and life companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. Many owners are also having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows. Property values have also generally decreased over the past year because of scarcity of financing, which when it is available the terms generally are at much lower leverage and higher cost than available in prior years), uncertainty regarding future economic conditions and higher returning investment opportunities available in other asset classes. Decreasing values make it difficult for real estate investors to sell their properties and to recoup their capital. As a result of the weak commercial real estate market, many lenders, including us, are concluding that extending loans at original maturity, rather than foreclosure and sale, may be the most attractive path for maximizing value.

        Many of our loans were made to borrowers who had a business plan to improve the collateral property and who therefore needed a flexible balance sheet lender. In many cases we required the borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also generally required the investor to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates, we expect that in the future some of our borrowers may have difficulty servicing our debt because they cannot achieve their business plan in this economic environment. If any of our borrowers are unable to replenish reserves and otherwise ultimately achieve their business plans, the related loans may become non-performing. In addition, even if a borrower's business plan is achieved, current real estate valuations and the financing environment may result in a borrower being unable to recoup its invested capital and a default under the loan causing a partial or full loss of our loan principal.

        Our net leased assets are generally leased to a single tenant and we typically financed these assets with non-recourse first mortgage loans. In the event a tenant goes out of business, we must decide whether to continue to pay debt service and property operating costs until we find a new tenant, or we may give the property to the mortgage lender and lose our invested equity capital. One of our net lease investments is comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and 100% leased to Washington Mutual Bank, FA, or WaMu. The assets are financed with a non-recourse $43.0 million first mortgage loan. The assets are also financed with a $9.3 million mezzanine loan which is collateral for one of our securities term financings. On September 25, 2008, JPMorgan Chase & Co., or JPMorgan, announced that it had acquired substantially all of the assets and liabilities of WaMu from the Federal Deposit Insurance Corp. JPMorgan was entitled to a 90-day period from the WaMu acquisition date to decide whether they will accept or reject the terms of the lease. On February 5, 2009, we became aware that JPMorgan intends to vacate the properties by March 23, 2009. As a result, we took a $5.6 million impairment charge to these properties as of December 31, 2008. We are evaluating our options regarding this investment, which could include transferring our ownership in the properties to the first mortgage lender.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ significantly from those estimates. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances. We have identified our critical accounting policies that affect the more significant judgments and estimates used by us in the preparation of our consolidated financial statements to be the following:.

  Principles of Consolidation

        The consolidated financial statements include our accounts and our majority-owned subsidiaries and variable interest entities ("VIE") where we are deemed the primary beneficiary in accordance with the provisions and guidance of Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("Fin 46(R)"). All significant inter-company balances have been eliminated in consolidation.

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

  Fair Value Option

        SFAS 159" Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition. We adopted SFAS No. 159 effective January 1, 2008 and have elected to fair value for our third party available for sale securities, our exchangeable senior notes, our N-Star bonds payable and our liabilities to subsidiary trust issuing preferred securities. We determine the fair value of these financial assets and financial liabilities pursuant to the guidance in SFAS 157. See Note 3 to the condensed consolidated financial statements for further information.

  Available for Sale Securities

        We determine the appropriate classification of our investments in securities at the time of purchase and reevaluate such determination at each balance sheet date in accordance with SFAS "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities for which we do not have the intent or the ability to hold to maturity are classified as available for sale securities. We have designated our investments in the equity notes and our non investment grade notes of unconsolidated term debt transactions as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. These securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Our available for sale securities that serve as collateral for our term debt transactions, which we have elected the fair value option pursuant to SFAS 159, are carried at fair value with the net unrealized gains or losses reported as a component of earnings in the statement of operations. We determine the fair value of our available for sale securities pursuant to the guidance in SFAS 157. For additional information regarding unrealized gains and losses due to changes in the fair value of our available for sale securities at December 31, 2008 and 2007, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

  Revenue Recognition

        Interest Income from our real estate debt investments is recognized on an accrual basis over the life of the investment using the effective interest method, Fees, discounts, premiums, anticipated exit fees and direct cost are recognized over the term of the loan as an adjustment to the yield. Fees on commitments that expire unused are recognized at expiration.

        Interest income from available for sale securities is recognized on an accrual basis over the life of the investment on a yield-to-maturity basis.

        We recognize interest income on our investments in the equity notes of our unconsolidated term debt transactions pursuant to Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Interest income is recognized on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, we calculate a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

        Rental Income from our net lease portfolio is recognized on a straight-line basis over the non-cancelable term of the respective leases.

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

        With respect to derivative instruments that have not been designated as hedges, or are hedges on debt that is remeasured at fair value pursuant to SFAS 159, any net payments under, or fluctuations in the fair value of, such derivatives are recognized currently in income. Our basis swaps have been designated as non-hedge derivatives.

        In January 2008, we adopted SFAS 159 and elected the fair value option for our bonds payable and its liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earnings over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The adoption of SFAS 162 did not have a material impact on our financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of the FSP. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments' liability and equity components will result in the recording of more non-cash interest cost over the life of the convertible debt instrument, because of an initial debt discount. Additionally, FSP APB 14-1 precludes the use of the fair value option pursuant to SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We intend to adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in our financial statements. We have determined that FSP APB 14-1will result in the recognition of additional non-cash interest expense of approximately $0.8 million, $2.8 million and $3.6 million in our 2007, 2008 and 2009 statements of operations, respectively. The 2008 increase in non-cash interest expense will be offset by a $5.0 million capitalization of financing fees which were expensed upon the election of the fair value option on the convertible debt instruments.

        In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and the impact was not material.

        In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"("SFAS 140"), and FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)") , are finalized and approved by the Board. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and will not have an impact on our consolidated financial position, results of operations or cash flows.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

  Revenues

Interest Income

        Interest income for the year ended December 31, 2008 totaled $212.4 million, representing a decrease of $79.7 million, or 27%, compared to $292.1 million for the year ended December 31, 2007. The decrease consisted of a $62.7 million decrease attributable to a lower average LIBOR rate during 2008 of approximately 250 basis points compared to 2007, a decrease of $32.0 million in interest income attributable to the sale of securities investments to the Securities Fund and the deconsolidation of Monroe Capital as a result of the recapitalization. The decrease was partially offset by a net increase to interest income of approximately $15.3 million resulting from the origination and acquisition of commercial real estate debt and commercial real estate securities during 2008 with a net book value of $388.5 million offset by approximately $330.0 million of investment dispositions and repayments during 2008.

Interest Income—Related Parties

        Interest income from related parties for the year ended December 31, 2008 totaled $15.0 million, representing an increase of $1.5 million, or 11%, compared to $13.5 million for the year ended December 31, 2007. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated term debt transactions. All of our real estate securities term debt transactions completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

Rental and Escalation Income

        Rental and escalation income for the year ended December 31, 2008 totaled $116.1 million, representing an increase of $20.3 million, or 21%, compared to $95.8 million for the year ended December 31, 2007. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture during 2007 for which we earned a full year of revenues in 2008. These acquisitions collectively contributed $16.6 million of additional rental income. The full year impact of other net lease properties acquired during 2007 contributed additional rental and escalation income of $3.7 million during 2008.

Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the year ended December 31, 2008 totaled $12.5 million, representing an increase of approximately $4.8 million, or 62%, compared to $7.7 million for the year ended December 31, 2007. In July 2007, we sold our equity interest in N-Star IX to the Securities Fund. As a result of the sale, N-Star IX is no longer consolidated into our financial statements, but we continue to earn advisory fees from the financing. During the second quarter 2008, we sold 67% of our advisory fee income stream, pursuant to our agreement with N-Star IX, to the Securities Fund. The increase was primarily attributable to the recognition of an additional $4.8 million in fee income related to the sale and the advisory fees earned on N-Star IX prior to the sale of $1.0 million, partially offset by reduced advisory fees earned on N-Star IX after the sale of $1.0 million, all of which were formerly eliminated in consolidation.

Other Revenue

        Other revenue for the year ended December 31, 2008 totaled $16.5 million, representing an increase of $10.3 million, or 166%, compared to $6.2 million the year ended December 31, 2007. Other revenue for the year ended December 31, 2008 consisted primarily of: (i) a $9.0 million lease termination fee; (ii) $5.6 million in profit participation proceeds from modifications of real estate debt investments; (iii) $0.6 million of exit fees; and (iv) $1.3 million of unused credit line fees, prepayment penalties, draw fees and other miscellaneous revenue. Other revenue for the year ended December 31, 2007 includes: (i) $2.6 million in early prepayment fees; (ii) $1.9 million of recurring income from premiums received on credit default swaps related to Abacus NS2 which was sold to the Securities Fund in 2007; (iii) $0.8 million of exit fees and loan draw fees; and (iv) $0.9 million in consent, assumption, unused credit line and other fees on loans in our real estate debt portfolio.

  Expenses

Interest Expense

        Interest expense for the year ended December 31, 2008 totaled $191.5 million, representing a decrease of $51.1 million, or 21%, compared to $242.6 million for the year ended December 31, 2007. The decrease in interest was primarily the result of: (i) $41.2 million lower interest on N-Star IV, VI, VII and VIII bonds payable and trust preferred debt due to lower average LIBOR rates, debt repurchases and debt repayments; (ii) $2.6 million of lower deferred financing fee amortization relating to debt which we elected to fair value under SFAS 159 in 2008; (iii) $15.8 million lower interest relating to the debt associated with assets sold to the Securities Fund in 2007; (iv) $8.3 million lower interest as a result of the recapitalization of our corporate lending venture in 2008; (v) $5.3 million relating to lower average balances and lower LIBOR rates on our WA Term Loan; (vi) $0.3 million related to the termination of our unsecured revolving credit line in May 2008; and (vii) $3.9 million lower interest due to the partial repayment of repurchase obligations. The decrease in interest expense was partially offset by: (i) $10.0 million of additional interest on mortgage loans payable due to the full year impact of 2007 acquisitions in our net lease portfolio; (ii) an increase of $5.8 million relating to the full year impact of the June 2007 closing of our $172.5 million exchangeable senior notes offering; (iii) $5.4 million from $80.0 million exchangeable senior notes offering issued in May 2008; (iv) $2.9 million from the full year impact of the Euro-note; and (v) $2.2 million relating to the full .year impact of the August 2007 JP Facility and our new LB term loan which closed in June 2008. In additional interest expense for 2008 does not reflect the $15.0 million of interest rate swap payments which was classified in unrealized gain (loss) on investments (as required under SFAS 133), as a result of the fair value option elected for the debt associated with the interest rate swaps.

Real Estate Properties—Operating Expenses

        Real estate property operating expenses for year ended December 31, 2008 totaled $8.3 million, representing a decrease of $0.4 million, or 5%, compared to $8.7 million for year ended December 31, 2007. The decrease was primarily attributable to lower tenant reimbursable expenses at one of our core net lease properties and reduced insurance expense at various net lease properties.

Asset Management Fees—Related Party

        Advisory fees for related parties for the year ended December 31, 2008 totaled $4.7 million, representing an increase of $0.3 million, or 7%, compared to $4.4 million for the year ended December 31, 2007. The increase was primarily attributable to increased asset management fees in our Wakefield joint venture resulting from higher average assets under management during 2008.

Fundraising Fees, Debt Issuance Costs and Other

        Fundraising fees, debt issuance costs and other for the year ended December 31, 2008 totaled $7.8 million, representing an increase of $1.5 million, or 24%, compared to $6.3 million for the year ended December 31, 2007. Fundraising fees, debt issuance costs and other for the year ended December 31, 2008 included $2.9 million associated with the write-off of goodwill relating to the NRF Capital acquisition in 2005 and $4.9 million of debt issuance cost related to the May 2008 issuance of our 11.50% exchangeable senior notes, which we refer to as the NNN Notes, for which we elected the fair value option under SFAS 159. Fundraising fees, debt issuance costs and other for the year ended December 31, 2007 included $3.2 million of placement fee expenses for raising private capital for our Securities Fund and a $3.1 million write-off of due diligence costs relating to the termination of a purchase agreement to acquire a portfolio of tax credit multi-family properties by one of our joint ventures.

Impairment on Operating Real Estate

        Impairment on operating real estate for the year ended December 31, 2008 totaled $5.6 million. The impairment on operating real estate was taken on our net leased asset comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and 100% leased as of December 31, 2008. The buildings have a combined $57.0 million net book value and are financed with a non-recourse $43.0 million first mortgage loan and a $9.3 million mezzanine loan. On February 5, 2009 we became aware that JPMorgan intends to vacate the properties by March 23, 2009. As a result, we took a $5.6 million impairment charge on these properties as of December 31, 2008. We had no impairment on operating real estate for the year ended December 31, 2007.

Provision for Loan Losses

        Provision for loss on investments for the year ended December 31, 2008 totaled a net of $11.2 million. During 2008, we recorded $15.7 million of asset-specific loan reserves relating to 10 separate loans and reversed $4.5 million of reserves relating to four separate loans due to resolution of the impairment which resulted in the original reserve. We had no provision for loan losses for the year ended December 31, 2007.

General and Administrative

        General and administrative expenses for the year ended December 31, 2008 totaled $74.9 million, representing an increase of $18.3 million, or 32%, compared to $56.6 million for the year ended December 31, 2007. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the year ended December 31, 2008 totaled $53.3 million, representing an increase of approximately $17.1 million, or 47%, compared to $36.2 million, for the year ended December 31, 2007. The increase was attributable to an $8.7 million increase in equity-based compensation expense and an increase of $8.4 million in cash compensation costs. The increase in equity-based compensation expense was principally attributable to $9.5 million of additional 2008 expense relating to vesting of equity retention grants issued to our executive officers and key employees in the fourth quarter 2007 and performance-based equity grants issued in January 2008 relating to calendar year 2007 performance, $2.7 million relating to employee compensation and separation agreements, and $0.9 million from accelerated vesting of equity awards previously granted to employees who were terminated in connection with our restructuring in December 2008. Equity grants are amortized over the related vesting periods based upon the value as of the date of grant. Equity-based compensation expense for 2008 represented a weighted-average share price of $9.86 per share based upon grant date values. The increase in salaries and benefits was attributable to $1.0 million of termination benefits paid to employees as part of the December 2008 restructuring and $7.4 million related to incentive compensation relating to 2008. The 2008 incentive compensation included a higher proportion of cash versus stock than prior periods due to our desire to issue less equity given the negative impact macroeconomic and capital markets conditions have had on our stock price and broader market indices. Total value of cash and equity based awards granted in 2008 were $7.4 million lower than such grants relating to 2007. The increase was offset by $2.3 million of lower costs relating to the 2004 Long Term Incentive Bonus Plan, which was fully vested as of December 31, 2007, and a decrease in equity-based compensation expense of $1.3 million related to our Employee Outperformance Plan.

        Auditing and professional fees for the year ended December 31, 2008 totaled $7.1 million, representing an increase of $0.3 million, or 4%, compared to $6.8 million for the year ended December 31, 2007. The increase was primarily attributable to increased legal and consulting fees relating to a corporate restructuring and general corporate matters.

        Other general and administrative expenses for the year ended December 31, 2008 totaled $14.5 million, representing an increase of approximately $0.9 million, or 7%, compared to $13.6 million for the year ended December 31, 2007. The increase was primarily attributable to increased computer software and supplies related to our information technology disaster recovery initiative, the write-off of accounts receivables at one of our properties in our healthcare net lease portfolio and legal fees and other costs related to investment initiatives ultimately not consummated.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2008 totaled $43.2 million, representing an increase of $10.0 million, or 30%, compared to $33.2 million for the year ended December 31, 2007. This increase was primarily attributable to the full year impact of $686.2 million of net lease acquisitions made during 2007.

Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the year ended December 31, 2008 totaled a loss of $11.9 million, representing a decrease of $0.2 million, compared to a loss of $11.7 million for the year ended December 31, 2007. In July 2007, we closed our Securities Fund, retaining a 25% interest that is accounted for under the equity method of accounting. During 2008, we increased our interest in the Securities Fund to 53.1%. For the year ended December 31, 2008, we recognized equity in loss of $12.4 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and equity in loss of $3.3 million on the LandCap joint venture. The losses were partially offset by our investment in Monroe Management prior to terminating the joint venture in May 2008 and our investment in the corporate lending joint venture which was recapitalized in May 2008 resulting in deconsolidation of the venture. We are currently accounting for the venture under the equity method of accounting. We recognized $3.1 million of equity in earnings in connection with these joint ventures and $0.5 million in connection with our net lease joint venture. Equity in losses for the year ended December 31, 2007 consisted primarily of a loss of $9.2 million on the Securities Fund, the operations of Monroe Management, which generated a loss of $2.3 million and the LandCap joint venture, which generated a loss of $0.7 million. The losses were partially offset by a net lease joint venture we entered into in February 2006, which generated equity in earnings of $0.5 million.

Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other increased by approximately $756.6 million for the year ended December 31, 2008 to a gain of $752.3 million, compared to a loss of $4.3 million for the year ended December 31, 2007. The unrealized gain on investments for the year ended December 31, 2008 consisted primarily of unrealized gains related to SFAS 159 mark-to-market adjustments of $958.2 million on various N-Star bonds payable, $103.2 million on exchangeable senior notes and $95.2 million on liability to subsidiary trusts issuing preferred securities offset partially by unrealized losses related to SFAS 159 mark-to-market adjustments of $338.0 million on various N-Star available for sale securities, $30.0 million on our corporate lending joint venture (which is an equity investment that is marked to market) and $36.3 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting under SFAS 133. The unrealized loss on investment for the year ended December 31, 2007 consisted of a $3.5 million mark-to-market loss on the securities in N-Star IX warehouse prior to the closing of the term debt transaction in February 2007, a $0.5 million unrealized loss related to the mark-to-market adjustments on a short sale and a $0.3 million unrealized loss related to the ineffective portion of our interest rate swaps.

Realized Gain on Investments and Other

        The realized gain of $36.0 million for the year ended December 31, 2008 was attributable to the recapitalization of our corporate loan venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition we recognized a $36.5 million gain on the repurchase of various N-Star bonds, exchangeable senior notes and liability to subsidiary trusts issuing preferred securities, a foreign currency translation loss of $0.3 million related to our Euro-denominated investment and a $0.2 million loss on the sale of certain securities. The realized gain of $3.6 million for the year ended December 31, 2007 is related to the increase in fair value related to the net Carry of securities during the warehouse period of $1.3 million, which was realized at the close of N-Star IX, a gain of $1.4 million on the early redemption of REIT debt securities in N-Star VII, a foreign currency translation gain of $0.1 million related to our Euro-denominated investment and a net realized gain of $1.0 million on the sale of certain assets to the Securities Fund, partially offset by a realized loss of $0.3 million on the closing of a short securities position.

Income from Discontinued Operations, Net of Minority Interest

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In April 2007, our Wakefield venture sold two assisted care living facilities. Accordingly, these operations were reclassified to income from discontinued operations. We had no discontinued operations for the year ended December 31, 2008.

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

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and term debt transaction financings, long-term senior and subordinate corporate capital such as senior notes, trust preferred securities and perpetual preferred and common stock. As we discussed in "Our Company" and "Outlook and Recent Trends", availability of such capital from all of these sources is extremely scarce (if available at all) for financial institutions including commercial mortgage REITs, and we expect this capital to be difficult to obtain for the foreseeable future.

        Our total available liquidity at December 31, 2008 was approximately $256.6 million, including $134.0 million of unrestricted cash and cash equivalents and $122.6 million of uninvested and available funds in our term debt transactions, which is available only for reinvestment within the term debt transactions.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. For calendar year 2009, we will be permitted to pay up to 90% of our distribution requirement in common stock or other company securities which give us the flexibility to preserve cash. On January 20, 2009, we declared a $0.25 per common share dividend, of which up to 40% will be paid in cash in order to preserve our capital. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we have significantly reduced the cash portion of our first quarter 2009 dividend relative to prior periods, future dividend levels are subject to further adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our secured term debt transaction financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our term debt transactions in order to preserve cash flow. As of December 31, 2008 we are in compliance with all of the OC and IC tests in our secured term debt transactions. We expect that very weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in the future.

        We also have four bank loans which permit the lender to require partial repayment under certain circumstances. The WA and Euro term loans with a combined balance of $379.7 million at December 31, 2008 allow the lender to require a partial repayment based on quarterly credit reviews of the loan assets which serve as collateral for the facilities. The amount of the repayment is based upon lender's sole discretion regarding the decrease in value of its collateral due to credit deterioration. The JP Facility and a secured term loan with $44.9 million and $24.2 million outstanding balances, respectively, as of December 31, 2008, provide the lenders with a similar ability to require repayment, except the lenders under both loans may require repayment at any time due to decreases in credit quality and decrease in value of the loan collateral based upon market credit spread movements. In a weakening economic environment we would generally expect credit quality and value of the underlying loans to decline resulting in a higher likelihood that the lenders would require partial repayment from us. Such amounts could be material to our cash and liquidity position depending on performance of the loan collateral and market credit spreads.

        These bank loans also contain corporate financial covenants which we must comply with in order to avoid defaults under the loans. The interest and fixed charge coverage covenants are currently the most restrictive and as of December 31, 2008 we are in compliance with all financial covenants under these facilities. The interest and fixed charge covenants include credit loss provisions in their calculations; therefore, higher levels of credit provisions without corresponding increases in income from other sources could decrease our cushion under these covenants and result in a default which would allow the lenders to accelerate their debt. In addition, the WA and Euro term loans have an initial maturity in October 2009 and both contain a one-year extension at our option provided that we are in compliance with the terms of the loans. If we fail to comply with the financial and non-financial covenants in these loans we may be unable to exercise the extension option. Furthermore, the $44.9 million JP Facility reaches a maturity date in August 2009. The facility is extendable for an additional year at the lender's option. If the lender decides to not renew that facility, we would be required to repay amounts due at the maturity date.

        We will seek to meet our long term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources, our existing secured term debt and the liquidation or refinancing of assets at maturity.

        Nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

  Exchangeable Senior Notes

        In May 2008, NRFC NNN Holdings, LLC, a wholly-owned subsidiary of ours, issued $80.0 million of 11.50% exchangeable senior notes, or the Notes, which are due in 2013. The net proceeds from the offering were approximately $71.4 million, after deducting fees and expenses. The proceeds of the offering were used to make additional investments.

        We have elected the SFAS 159 fair value option for the Notes. Changes in fair value of the Notes will be recognized in earnings as they occur. We adopted the provisions of FSP APB 14-1 on January 1, 2009. As a result, our exchangeable senior notes will no longer be eligible for the fair value option under SFAS 159. The exchangeable senior notes will be carried at the discounted value as determined in accordance with FSP APB 14-1.

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

  Secured Credit Facilities

        In August 2007, we entered into a new $350.0 million Master Repurchase Agreement, or the JP Facility, with a major financial institution. Advance rates under the JP Facility range from 65% to 97% of the value of the collateral for which the advance is to be made. Amounts borrowed under the JP Facility bear interest at spreads of 0.05% to 1.75% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. The JP Facility has a maximum term of three years.

        In October 8, 2008, we and a subsidiary of ours entered into Amendment No. 1 (the "Amendment") to the Master Repurchase Agreement (as amended, the "Facility") with JPMorgan. The Facility had approximately $50.4 million outstanding on the amendment date and such amounts bear interest at spreads of 1.25% to 1.80% over one-month LIBOR. Advance rates for the assets currently financed under the Facility range from 55% to 80% of the value of the collateral for which the advance is made. Interest rates and advance rates on future borrowings under the Facility will be determined by JPMorgan. Pursuant to the Amendment, the maximum amount outstanding under the Facility shall not exceed $150 million and we have agreed to guaranty the outstanding amount under the Facility. The term of the Facility will expire on August 8, 2010, subject to renewal by JPMorgan on August 8, 2009.

  Secured Term Loan

        In March 2007, we entered into a Euro denominated note purchase agreement with a major financial institution, or Euro Note, to finance a note collateralized by a €75.0 million participation in a junior mezzanine loan that bears interest at three month EURIBOR plus 3.75%. We borrowed approximately €75.0 million under the note purchase agreement. The loan bears interest at three month EURIBOR plus 1.50%.

        In November 2007, we terminated our secured credit facility and entered into a new term loan agreement (the "Term Loan Agreement", and together with the modified Euro Note, the "Secured Term Loan") with a major financial institution, which provides for approximately $600 million of term loan capacity. The proceeds under the Secured Term Loan were partially used to repay approximately $450 million outstanding under the WA Facilities, terminating these facilities. The Secured Term Loan agreement also provides for up to $300 million of revolving term loan capacity as portions of the outstanding balance under the Term Loan Agreement are repaid. The Secured Term Loan initially bears interest at LIBOR plus 2.00% and has an initial two-year term which we have the option to extend for an additional one year period, subject to certain conditions. Additionally, we entered into a Limited Guaranty Agreement in connection with the Term Facility, which provides for the guaranty by us of $200.0 million of the Term Facility.

        In June 2008, a wholly owned subsidiary of ours entered into a $24.2 million term loan agreement with an investment bank (the "LB Term Loan"). The collateral for the LB Term Loan is a $44.0 million mezzanine loan position and we have guaranteed 50% of such amount. The LB Term Loan matures in February 2010, has two one-year automatic term extensions and bears interest at a spread of 1.50% over one-month LIBOR. Both the LB Term Loan and the mezzanine loan collateral have three one-year extension options. The LB Term Loan contains certain covenants including, among others, financial covenants of a minimum tangible net worth and a minimum debt-to-equity ratio.

  Equity Distribution Agreement

        In May, 2008, we entered into an equity distribution agreement with Wachovia Capital Markets, LLC, or Wachovia. In accordance with the terms of the agreement, we may offer and sell up to 10,000,000 shares of our common stock from time to time through Wachovia. Wachovia will receive a commission from us of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement.

        For the year ended December 31, 2008, we issued a total of 114,100 shares of common stock related to our equity distribution agreement with Wachovia raising net proceeds of approximately $0.9 million.

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

        During the year ended December 31, 2008, we issued a total of 181,593 common shares pursuant to the Plan for a gross sales price of approximately $1.1 million.

  Debt Repurchases

        During 2008, we repurchased $111.4 million of our notes, which consisted of $93.6 million of our N-Star term debt transaction bonds payable, $11.7 million of our 7.25% exchangeable senior notes and $6.1 million of our liability to subsidiary trusts issuing preferred securities for a total of $49.8 million. We recorded a realized gain of $36.5 million in connection with the repurchase of our notes. These repurchases also represented a $61.6 million discount to the par value of the debt.

  Wakefield Preferred Equity

        On July 9, 2008, Wakefield sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc., or Inland American. We received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment will yield a dividend of 10.5%. The convertible preferred membership interest may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of the Wakefield venture. Wakefield may, at its option, redeem the convertible preferred interests at any time following the first anniversary of the closing, subject to payment of a call premium that declines over time. In addition, at any time after the second anniversary of the closing, Inland American may convert its preferred membership interests into common equity in Wakefield. Based on the current investment amount and capital accounts of the Wakefield members, the convertible preferred membership interests would represent, upon conversion, approximately a 42% common equity ownership interest in Wakefield. Inland American will have the option of contributing additional preferred membership interest and participating in new Wakefield investment opportunities in proportion to its percentage ownership interest, assuming it were to convert its interests to common equity.

Cash Flows

  Year Ended December 31, 2008 Compared to December 31, 2007

        The net cash flow provided by operating activities of $82.7 million, decreased by $19.5 million for the year ended December 31, 2008 from $102.2 million for the year ended December 31, 2007. This was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base.

        The net cash flow used by investing activities was $110.7 million for the year ended December 31, 2008 compared to the net cash used by investing activities of $2.4 billion for the year ended December 31, 2007. This decrease from 2007 was primarily a result of decreased investment activity in 2008. Net cash flow used in investing activities in 2007 consisted primarily of the acquisitions of operating real estate, real estate securities, corporate loan investments, and the origination or acquisition of real estate debt investments.

        The net cash flow provided by financing activities was $8.3 million for the year ended December 31, 2008 compared to $2.4 billion of cash provided by financing activities for the year ended December 31, 2007. The primary source of cash flow provided by financing activities was the sale of

$100 million convertible preferred membership interest to Inland American, the issuance of $80.0 million of our 11.50% exchangeable senior notes and additional borrowings under our term loans and credit facilities. Net cash flow in provided by financing activity in 2007 was primarily from the issuance of preferred equity, the issuance of our 7.25% exchangeable senior notes, the issuance of term debt transaction bonds, borrowing under our credit facilities, operating real estate, acquisition financing and the issuance of trust preferred securities to finance our investing activities.

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

        The net cash flow used in investing activities of $2.4 billion increased by $0.5 billion for the year ended December 31, 2007 from $1.9 billion for the year ended December 31, 2006. Net cash used in investing activities in 2007 consisted primarily of the purchase of operating real estate, funds used to acquire real estate securities and originate or acquire real estate debt investments and corporate loan investments.

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

Capital Expenditures

        During 2009, we expect to incur $4.2 million in capital expenditures with respect to our healthcare net lease portfolio and $0.8 million with respect to our core net lease portfolio.

Contractual Obligations and Commitments

        As of December 31, 2008, we had the following contractual commitments and commercial obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year	2–3 years	4–5 years	After 5 Years
Mortgage notes	$898,325	$8,951	$107,291	$175,859	$606,224
Mezzanine loan payable	12,295	1,719	3,845	4,425	2,306
Exchangeable senior notes(1)	240,800	—	—	240,800	—
Bonds payable	1,608,445	—	—	—	1,608,445
Credit facilities	44,881	44,881	—	—	—
Secured term loan(2)	403,907	403,907	—	—	—
Liability to subsidiary trusts issuing preferred securities	280,133	—	—	—	280,133
Repurchase agreements	176	176	—	—	—
Capital leases(3)	16,618	487	974	997	14,160
Operating leases	76,429	5,623	11,211	10,869	48,726
Placement fees	912	304	608	—	—
Outstanding unfunded commitments(4)	270,991	237,096	33,895	—	—

Total contractual obligations	$3,853,912	$703,144	$157,824	$432,950	$2,559,994

(1)
$160.8 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require us to repurchase the notes on June 15, 2012.

(2)
The WA and Euronote term loans have initial maturities in October 2009. We have a one-year option to extend the term for an additional year provided we are in compliance with the terms of the indentures.

(3)
Includes interest on the capital leases.

(4)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $271.0 million, of which a minimum of $133.9 million will be funded within our existing term debt transactions. Fundings are categorized by estimated funding period. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Based upon currently approved advance rates on our credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement would be approximately $94.5 million.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of December 31, 2008, we were in compliance with all financial and non-financial covenants in our debt agreements.

Off Balance Sheet Arrangements

  Term Debt Issuances

        The terms of the portfolio of real estate securities held by the term debt transactions are structured to be matched with the terms of the non-recourse term debt liabilities. These term debt liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the term debt liabilities when these payments are actually received. There is no refinancing risk associated with the term debt liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. Term debt transactions produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the term debt transaction liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. Our term debt transactions have not incurred any losses on any of their securities investments from the date of purchase through December 31, 2008. We receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the term debt transactions, as well as collateral advisory fees and interest income on the unrated income notes of the term debt transactions.

        The following tables describe certain terms of the collateral for and the notes issued by term debt transactions for the year ended December 31, 2008 (dollars in thousands):

	Collateral—December 31, 2008				Term Notes—December 31, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star I(2)	8/21/03	$299,316	6.60%	4.16	$278,000	6.37%	8/01/2038
N-Star II	7/01/04	331,242	6.17	4.77	295,098	5.51	6/01/2039
N-Star III	3/10/05	410,188	5.70	4.11	358,556	4.88	6/01/2040
N-Star V	9/22/05	499,745	5.52	6.23	456,319	4.58	9/05/2045

Total		$1,540,491	5.92%	4.95	$1,387,973	5.23%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        Any potential losses in our off balance sheet term debt transactions is limited to the carrying value of our investment of $45.8 million at December 31, 2008.

  CLO Equity Notes

        In December 2006, we acquired 40% of the residual equity interests in a collateralized loan obligation originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. We also acquired a 12.5% and 33.5% residual equity interest in two third party CLO's. The CLOs were determined to be variable interest entities under Fin 46(R)-6 and we were determined not to be the primary beneficiary; therefore, the financial statements of the CLOs were not consolidated into our condensed consolidated financial statements. On May 7, 2008, we completed a recapitalization of our middle-market corporate lending venture. We contributed our CLO equity interests into the recapitalized entity. Prior to May 7, 2008, our residual combined equity interests were accounted for as debt securities available for sale pursuant to EITF 99-20. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and we deconsolidated the venture and now use the equity method of accounting for the investment, which includes our residual combined equity interests in the CLO's contributed in the recapitalization.

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

        During the second quarter 2008, we invested an additional $20.0 million in the Securities Fund. Additionally, during the second quarter 2008, we sold 67% of our N-Star IX advisory fee income stream to the Securities Fund for $8.8 million. The Securities Fund owns all of the equity in the N-Star IX term financing but we retained the advisory fees when N-Star IX was sold to the Securities Fund at its inception. We recognized $4.8 million of advisory fee income from the sale and deferred the remaining $4.0 million, which represented our ownership interest in the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned. For the year ended December 31, 2008, we recognized $0.2 million in additional income from the amortization of deferred advisory fee income. During the third quarter 2008, the Securities Fund made a claim against Lehman Brothers for $6.8 million (plus damages) to recover cash collateral held by Lehman Brothers and recorded a reserve of $3.4 million against the $6.8 million cash collateral receivable.

        At December 31, 2008, we had invested a total of $51.2 million in the Securities Fund and the carrying value of our investment was $29.3 million, representing a 53.1% interest.

        For the year ended December 31, 2008 and 2007, we recognized equity in losses of $12.4 million and $9.1 million, respectively. We also earned $0.5 million and $0.4 million in management fees from the Securities Fund for the year ended December 31, 2008 and 2007, respectively.

Recent Developments

        On January 20, 2009, we declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 16, 2009 to the stockholders of record as of the close of business on February 6, 2009.

        On January 20, 2009, we declared a dividend of $0.25 per share of common stock. The dividends are payable on February 27, 2009 to the stockholders of record as of January 28, 2009. The common stock dividends will be paid in a combination of cash and common stock.

        From January 1, 2009 to February 24, 2009 we repurchased approximately $40.0 million of our 7.25% exchangeable senior notes for $17.7 million. We will record a realized gain of $22.0 million in connection with the repurchase of our notes.

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

  •
  the amortization or accrual of various deferred costs including intangible assets and equity based compensation; and

  •
  an adjustment to reverse the effects of unrealized gains/(losses).

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before minority interest for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Funds from Operations:
Income from continuing operations before minority interest	$801,764	$51,174	$41,041
Minority interest in joint ventures	(4,614)	(580)	(68)

Income from continuing operations before minority interest in operating partnership	797,150	50,594	40,973
Adjustments:
Preferred dividend	(20,925)	(16,533)	(860)
Depreciation and amortization	43,232	33,191	13,578
Funds from discontinued operations	—	17	550
Real estate depreciation and amortization—unconsolidated ventures	945	990	905

Funds from Operations	$820,402	$68,259	$55,146

Adjusted Funds from Operations:
Funds from Operations	$820,402	$68,259	$55,146
Straight-line rental income, net	(2,322)	(2,653)	(958)
Straight-line rental income, discontinued operations	—	10	23
Straight-line rental income and fair value lease revenue (SFAS 141 adjustment), unconsolidated ventures	(155)	(219)	(229)
Amortization of equity-based compensation	24,680	16,007	9,080
Fair value lease revenue (SFAS 141 adjustment)	(1,740)	(864)	(479)
Unrealized(gains)/losses from mark-to-market adjustments	(767,338)	3,473	(3,175)
Unrealized losses from mark-to-market adjustments, unconsolidated ventures	17,026	11,670	—

Adjusted Funds from Operations	$90,553	$95,683	$59,408

Return on Average Common Book Equity

        We calculate return on average common book equity ("ROE") on a consolidated basis and for each of our major business lines. We believe that ROE provides a good indication of our performance and our business lines because we believe it provides the best approximation of cash returns on common equity invested. Management also uses ROE, among other factors, to evaluate profitability and efficiency of equity capital employed, and as a guide in determining where to allocate capital within its business. ROEs may fluctuate from quarter to quarter based upon a variety of factors, including the timing and amount of investment fundings, repayments and asset sales, capital raised and leverage used, and the yield on investments funded.

 Return on Average Common Book Equity (including and excluding G&A and one-time items)
(dollars in thousands)

		Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Adjusted Funds from Operations (AFFO)	[A]	$90,553	$95,683	$59,408
Plus: Fundraising Fees, Debt Issuance Costs and Other		7,823	6,295	—

AFFO, excluding Fundraising Fees, Debt Issuance Costs and Other	[B]	98,376	101,978	59,408
Plus: General & Administrative Expenses		74,859	56,561	35,051
Plus: General & Administrative Expenses from Unconsolidated Ventures		3,780	4,810	—
Less: Equity-Based Compensation and Straight-Line Rent included in G&A		24,672	16,214	9,813

AFFO, excluding G&A	[C]	152,343	147,135	84,646
Average Common Book Equity & Operating Partnership Minority Interest(1)	[D]	$887,515	$442,012	$378,628
Return on Average Common Book Equity (including G&A)	[A]/[D]	10.2%	21.6%	15.7%
Return on Average Common Book Equity (excluding Fundraising Fees, Debt Issuance Costs and Other)	[B]/[D]	11.1%	23.1%	15.7%
Return on Average Common Book Equity (excluding G&A)	[C]/[D]	17.2%	33.3%	22.3%

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2008, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $30.8 million offset by an increase in our interest expense of approximately $25.1 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

Real Estate Debt

        We invest in real estate debt which is generally secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. We generally hold these instruments for investment rather than trading purposes. These investments bear interest at either a floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in benchmark interest rates are unlikely to materially affect the value of our floating rate portfolio. Changes in short-term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore increase our earnings. Decreases in LIBOR have the opposite effect.

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

        The value of our fixed and floating rate real estate debt investments changes with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed and floating rate assets decrease, and vice versa. Market credit spreads are currently much wider than existed at the time we originated a majority of our real estate debt investments. These wider market credit spreads imply that our real estate debt investments may be worth less than the amounts at which we carry these investments on our balance sheet, but because we have typically financed these investments with debt priced in a similar credit environment and intend to hold them to maturity we do not believe that intra- and inter-period changes in value caused by changing credit spreads material impacts the economics associated with our real estate debt investments.

        In our real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan agreements cannot repay its obligations to us in a timely manner. Our loans are generally collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our loan. Default risk increases in weak economic conditions because collateral cash flows may be below expectations when the loan was originated. Defaults also increase when, at loan maturity, the cost of debt and equity capital is higher than when the loan was originated. In the event that a borrower cannot repay our loan, we may exercise our remedies under the loan documents, which may include a foreclosure against the collateral. We describe many of the options available to us in this situation in "Item 1 Business." To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

        We seek to manage credit risk through a thorough analysis of a transaction before we make such an investment. Our analysis is based upon a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to evaluating the credit risk inherent in a transaction.

        We expect our investments to be denominated in U.S. dollars or, if they are denominated in another currency, to be converted back to U.S. dollars through the use of currency swaps. It may not be possible to eliminate all of the currency risk as the payment characteristics of the currency swap may not exactly match the payment characteristics of the investments.

Real Estate Securities

        In our real estate securities business, we seek to mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our investment grade term debt transactions are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the real estate securities portfolios of our investment grade term debt transactions and the underlying credit quality of their holdings.

        The real estate securities underlying our investment grade term debt transactions are also subject to credit spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

        Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating rate or have maturities shorter than the assets.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. Our investment grade term debt transactions utilize interest rate swaps to minimize the mismatch between their fixed rate assets and floating rate liabilities.

        Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive funding spread. Match funded debt is currently very difficult to obtain, and market-demanded yields on all real estate assets have increased. Our current strategy is to use our existing term debt structures to fund new investment activity when repayment or sale proceeds are available within the financing, or to acquire securities which generate attractive returns without leverage.

        Interest rate changes may also impact our net book value as our investments in debt securities are marked-to-market each quarter with changes in fair value reflected in unrealized gains/losses or other comprehensive income (a separate component of owners' equity). Generally, as interest rates increase, the value of fixed rate securities within the term debt transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark our term debt liabilities to market which causes a partial offset to the income and balance sheet impact of marking the securities assets to market.

Net Lease Properties

        Our ability to manage the interest rate risk and credit risk associated with the assets we acquire is integral to the success of our net lease properties investment strategy. Although we may, in special situations, finance our purchase of net lease assets with floating rate debt, our general policy is to mitigate our exposure to rising interest rates by financing our net lease property purchases with fixed rate mortgages. We seek to match the term of fixed rate mortgages to our expected holding period for the underlying asset. Factors we consider to assess the expected holding period include, among others, the primary term of the lease as well as any extension options that may exist.

        The value of our net lease real estate properties may be influenced by long-term fixed interest rates. To derive value, an investor typically forecasts expected future cash flows to be generated by the property then discounts the cash flows at a discount rate based upon a long-term fixed interest rate (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants. Lower risk free rates generally result in lower discount rates and therefore higher valuations and vice versa although the scarcity of financing for net lease properties and investor concerns over commercial real estate generally have recently decreased commercial real estate valuations, including valuations for net lease properties. We generally intend to hold our net lease properties for long periods, but the market value of the asset may fluctuate with changes in interest rates, among other things.

        We are subject to the credit risk of the corporate lessee of our net lease properties. We undertake a rigorous credit evaluation of each tenant prior to acquiring net lease asset properties. This analysis includes an extensive due diligence investigation of the tenant's business as well as an assessment of the strategic importance of the underlying real estate to the tenant's core business operations. Where appropriate, we may seek to augment the tenant's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or affiliate guarantees from entities we deem to be creditworthy.

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. For the year ended December 31, 2008, our counterparties hold approximately $30.2 million of cash margin as collateral against our swap contracts.

        In January 2008, we adopted SFAS 159 and elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the year ended December 31, 2008, we recorded in earnings a mark-to-market unrealized loss of $15.8 million and a $5.5 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

        The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of December 31, 2008 (in thousands):

December 31, 2008	Notional Value	Strike Rate	Expiration Date	Fair Value
Interest rate swap	$5,100	4.18%	12/2010	$(291)
Interest rate swap	6,160	4.29	8/2012	(552)
Interest rate swap	3,290	4.80	12/2013	(435)
Interest rate swap	2,842	5.04	8/2018	(627)
Interest rate swap	5,492	4.76	3/2013	(642)
Interest rate swap	3,465	4.41	3/2010	(142)
Interest rate swap	4,000	4.66	11/2015	(536)
Interest rate swap	15,000	5.08	5/2016	(2,903)
Interest rate swap	34,000	5.07	5/2017	(7,109)
Interest rate swap	3,765	4.98	7/2015	(284)
Interest rate swap	3,567	4.98	6/2015	(272)
Interest rate swap	5,957	5.06	8/2015	(447)
Interest rate swap	23,300	4.99	12/2012	(1,875)
Interest rate swap	2,686	5.02	2/2016	(155)
Interest rate swap	20,000	5.05	6/2013	(1,652)
Interest rate swap	12,750	5.06	8/2017	(814)
Interest rate swap	7,700	5.30	5/2010	(356)
Interest rate swap	14,000	5.03	10/2015	(1,134)
Basis Swap	201,255	1.53	3/2015	(16)
Interest rate swap	323,505	5.53	6/2018	(32,398)
Basis Swap	5,000	3.08	12/2015	2
Basis Swap	15,000	3.33	6/2018	28
Interest rate swap	9,873	4.81	8/2014	(830)
Interest rate swap	3,000	4.89	6/2015	(255)
Interest rate swap	60,000	5.52	6/2016	(5,291)
Interest rate swap	16,200	5.52	6/2018	(991)
Interest rate swap	49,404	5.63	7/2016	(3,872)
Interest rate swap	30,000	5.46	9/2016	(6,517)
Interest rate swap	25,000	5.12	9/2016	(4,841)
Interest rate swap	37,500	5.10	4/2017	(7,504)
Interest rate swap	35,000	5.59	7/2017	(3,793)
Reverse interest rate swap	250,000	3.03	10/2009	4,648
Reverse interest rate swap	250,000	3.02	10/2009	4,641
Interest rate swap	11,400	4.78	9/2010	(687)

Total / weighted average	$1,495,211	4.03		$(77,902)

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

INDEX TO FINANCIAL STATEMENTS
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

        We have audited the accompanying consolidated balance sheets of NorthStar Realty Finance Corp. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedules, (Schedules III and IV) listed in the Index at Item 15 of the financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

        We have audited NorthStar Realty Finance Corp. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, NorthStar Realty Finance Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2008, and the accompanying financial statement schedules, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
February 25, 2009

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except per Share Data)

	December 31, 2008	December 31, 2007
ASSETS:
Cash and cash equivalents	$134,039	$153,829
Restricted cash	163,157	202,295
Operating real estate—net	1,127,000	1,134,136
Available for sale securities, at fair value	221,143	549,522
Collateral held by broker	—	12,746
Real estate debt investments, net	1,976,864	2,007,022
Real estate debt investments, held-for-sale	70,606	—
Corporate loan investments	—	457,139
Investments in and advances to unconsolidated ventures	101,507	33,143
Receivables, net of allowance of $0 and $1 in 2008 and 2007, respectively	24,806	32,141
Unbilled rents receivable	7,993	5,684
Derivative instrument, at fair value	9,318	—
Deferred costs and intangible assets, net	71,933	126,677
Other assets	27,660	78,448

Total assets	$3,936,026	$4,792,782

LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Mortgage notes and loans payable	910,620	912,365
Exchangeable senior notes, measured at fair value as of December 31, 2008	112,576	172,500
Bonds payable, measured at fair value as of December 31, 2008	468,638	1,654,185
Credit facilities	44,881	501,432
Secured term loans	403,907	416,934
Liability to subsidiary trusts issuing preferred securities, measured at fair value as of December 31, 2008	69,617	286,258
Repurchase obligations	176	1,864
Securities sold, not yet purchased, at fair value	—	12,856
Obligations under capital leases	3,555	3,541
Accounts payable and accrued expenses	27,478	34,893
Escrow deposits payable	46,353	65,445
Derivative liability, at fair value	87,220	49,280
Other liabilities	34,248	40,695

Total liabilities	2,209,269	4,152,248
Minority interest in operating partnership	109,110	7,534
Minority interest in joint ventures	101,171	14,961
Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share,7,600,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 62,906,693 and 61,719,469 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	634	617
Additional paid-in capital	610,834	595,418
Treasury stock, 475,051 and 0 shares held at December 31, 2008 and December 31, 2007, respectively	(1,384)	—
Retained earnings (deficit)	759,363	(40,075)
Accumulated other comprehensive loss	(94,343)	(179,293)

Total stockholders' equity	1,516,476	618,039

Total liabilities and stockholders' equity	$3,936,026	$4,792,782

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in Thousands, Except per Share Data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues and other income:
Interest income	$212,444	$292,135	$134,847
Interest income—related parties	14,995	13,516	11,671
Rental and escalation income	116,073	95,755	37,546
Advisory and management fee income—related parties	12,496	7,658	5,906
Other revenue	16,496	6,249	5,874

Total revenues	372,504	415,313	195,844
Expenses:
Interest expense	191,472	242,560	104,239
Real estate properties—operating expenses	8,278	8,709	8,552
Asset management fees—related parties	4,746	4,368	594
Fundraising fees, debt issuance costs and other	7,823	6,295	—
Impairment on operating real estate	5,580	—	—
Provision for loan losses	11,200	—	—
General and administrative:
Salaries and equity based compensation(1)	53,269	36,148	22,547
Auditing and professional fees	7,098	6,787	4,765
Other general and administrative	14,492	13,626	7,739

Total general and administrative	74,859	56,561	35,051
Depreciation and amortization	43,232	33,191	13,578

Total expenses	347,190	351,684	162,014
Income from operations	25,314	63,629	33,830
Equity in (loss)/earnings of unconsolidated ventures	(11,918)	(11,684)	432
Unrealized gain (loss) on investments and other	752,332	(4,330)	4,934
Realized gain on investments and other	36,036	3,559	1,845

Income from continuing operations before minority interest	801,764	51,174	41,041
Minority interest in operating partnership	(77,484)	(2,702)	(3,938)
Minority interest in joint ventures	(4,614)	(580)	(68)

Income from continuing operations	719,666	47,892	37,035
Income (loss) from discontinued operations, net of minority interest	—	(56)	306
Gain on sale from discontinued operations, net of minority interest	—	—	445
Gain on sale of joint venture interest, net of minority interest	—	—	279

Net income	719,666	47,836	38,065
Preferred stock dividends	(20,925)	(16,533)	(860)

Net income available to common stockholders	$698,741	$31,303	$37,205

Net income per share from continuing operations (basic/diluted)	$11.07	$0.51	$0.91
Income per share from discontinued operations (basic/diluted)	—	—	0.01
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	—	—	0.02

Net income available to common stockholders	$11.07	$0.51	$0.94

Weighted average number of shares of common stock:
Basic	63,135,608	61,510,951	39,635,919
Diluted	70,136,783	65,086,953	44,964,455

(1)
The years ended December 31, 2008, 2007 and 2006 include $24,680, $16,007 and $9,080 of equity based compensation expense, respectively.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2005	$—	30,465	$305	$224,893	$—	$(738)	$23,965	$248,425
Issuance of restricted shares of common stock		5	—	—	—	—	—	—
Stock awards	—	44	—	525	—	—	—	525
Net proceeds from secondary offering of common stock	—	26,320	263	323,294	—	—	—	323,557
Issuance of shares of preferred stock, net of expenses	24	—	—	57,843	—	—	—	57,867
Comprehensive loss	—	—	—	—	—	(4,575)	—	(4,575)
Amortization of equity based compensation	—	—	—	132	—	—	—	132
Conversion of OP/LTIP units	—	4,404	44	41,191	—	—	—	41,235
Cash dividends on common stock	—	—	—	—	—	—	(44,600)	(44,600)
Cash dividends on preferred stock	—	—	—	—	—	—	(860)	(860)
Net income							38,065	38,065

Balance at December 31, 2006	$24	61,238	$612	$647,878	—	$(5,313)	$16,570	$659,771
Proceeds from dividend reinvestment and stock purchase plan	—	330	4	3,805	—	—	—	3,809
Stock awards	—	25	—	463	—	—	—	463
Issuance of shares of preferred stock, net of expenses	76	—	—	183,429	—	—	—	183,505
Comprehensive loss	—	—	—	—	—	(173,980)	—	(173,980)
Conversion of OP/LTIP units	—	126	1	1,115	—	—	—	1,116
Cash dividends on common stock	—	—	—	—	—	—	(87,948)	(87,948)
Cash dividends on preferred stock	—	—	—	—	—	—	(16,533)	(16,533)
Net income	—	—	—	—	—	—	47,836	47,836

Balance at December 31, 2007	$100	61,719	$617	$836,690	—	$(179,293)	$(40,075)	$618,039
Net proceeds from dividend reinvestment and stock purchase plan	—	182	2	1,139	—	—	—	1,141
Net proceeds equity distribution agreement	—	114	1	875	—	—	—	876
Stock awards	—	273	3	2,411	—	—	—	2,414
Purchase of treasury shares	—	(475)	—	—	(1,384)	—	—	(1,384)
Comprehensive loss	—	—	—		—	(6,016)	—	(6,016)
Conversion of OP/LTIP units	—	1,094	11	10,991	—	—	—	11,002
SFAS No. 159 beginning balance adjustment	—	—	—	—	—	90,966	190,766	281,732
Cash dividends on common stock	—	—	—	—	—	—	(90,069)	(90,069)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)
Net income	—	—	—	—	—	—	719,666	719,666

Balance at December 31, 2008	$100	62,907	$634	$852,106	$(1,384)	$(94,343)	$759,363	$1,516,476

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands, Except per Share Data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net income	$719,666	$47,836	$38,065
Unrealized gain (loss) on available for sale securities	(20,545)	(158,755)	10,553
Change in fair value of derivatives	(12,053)	(24,772)	(15,159)
Reclassification adjustment for gains included in net income	26,582	9,547	31

Comprehensive Income	$713,650	$(126,144)	$33,490

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except per Share Data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net income	$719,666	$47,836	$38,065
Adjustments to reconcile net income to net cash provided by operating activities:
Operating real estate Impairement	5,580
Gains on sale of operating real estate and interest in unconsolidated ventures	—	—	(846)
Equity in loss/(earnings) of unconsolidated ventures	11,918	10,431	(152)
Depreciation and amortization	43,232	33,191	13,646
Amortization of origination fees/costs	(9,919)	(8,522)	(2,272)
Amortization of deferred financing costs	5,821	8,375	4,408
Minority interest	82,098	3,279	4,186
Equity based compensation	24,680	16,007	9,080
Unrealized loss (gain) on investments and other	(767,338)	4,330	(4,934)
Realized gain on sale of investments and other	(38,141)	(3,372)	(1,845)
Amortization of bond discount/premiums on securities	(4,730)	(2,489)	(2,215)
Operating real estate impairment	—	45	—
Distributions from equity investments	2,657	458	152
Capital lease	14	87	79
Amortization of capitalized above/below market leases	(1,758)	(864)	(1,711)
Unbilled rents receivable	(2,296)	(2,866)	(1,711)
Interest accretion	(8,737)	(7,634)	(3,284)
Loan loss provision	11,200	—	—
Changes in assets and liabilities:
Restricted cash	21,686	(22,493)	(43,581)
Receivables	6,929	(19,037)	(12,259)
Deferred costs and intangible assets	260	—	(640)
Other assets	4,202	(13,852)	(11,020)
Receivables—related parties	(1,609)	(528)	126
Accounts payable and accrued expenses	(7,625)	20,892	10,312
Payables—related parties	757	2,026	82
Escrow deposit payable	(19,092)	10,485	46,907
Deferred management fee income	3,848	—	—
Real estate debt investment origination fees	3,181	15,746	11,147
Other liabilities	(3,816)	10,707	2,268

Net cash provided by operating activities	82,668	102,238	53,988
Cash flows from investing activities:
Acquisition of operating real estate, net	(4,261)	(686,219)	(260,653)
Improvement of Operating real estate	(20,289)	—
Acquisition of available for sale securities	(59,186)	(777,145)	(681,487)
Proceeds from disposition of securities available for sale	6,115	136,924	29,434
Available for sale securities repayments	3,043	54,466	37,789
Increase in term debt transaction warehouse deposits	—	(18,000)	(29,191)
Originations/acquisitions of real estate debt investments	(329,266)	(1,158,215)	(1,322,936)
Real estate debt investment repayments	290,449	555,433	435,207
Proceeds from the sale of real estate debt investments	30,400	67,322	—
Net proceeds from disposition of operating real estate	—	—	10,751
Real estate debt investment acquisition costs	(275)	(3,265)	(1,095)
Intangible asset related to acquisition	2,875	—	(2,833)
Proceeds from sale of assets	—	62,821	—
Corporate debt investment acquisitions	(16,362)	(489,209)	—
Corporate debt investment repayments	24,985	26,678	—
Proceeds from disposition of corporate debt investment	102,575	5,419	—
Cash receipts from term debt transaction issuer	—	8,826	1,048
Other loans receivable	(9,826)	(13,590)	—
Other loans receivable repayment	14,000	—	—
Restricted cash used for investment activities	(109,513)	(112,735)	(63,530)
Acquisition deposits	(741)	(1,591)	—
Deferred lease costs	—	—	(42)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands, Except per Share Data)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Investment in and advances to unconsolidated ventures	(44,143)	(33,099)	(8,650)
Distributions from unconsolidated ventures	8,712	1,250	322
Sale of investment in unconsolidated ventures	—	—	2,905

Net cash (used in) investing activities	(110,708)	(2,373,929)	(1,852,961)
Cash flows from financing activities:
Collateral held by broker	12,746	(12,746)	—
Securities sold, not yet purchased	—	28,471	—
Settlement of short sales	(12,778)	(16,371)	—
Settlement of derivative	—	—	632
Collateral held by swap counter party	(20,837)	(8,476)	375
Mortgage notes and loan borrowings	3,677	506,252	189,919
Mortgage principal repayments	(5,422)	(5,537)	(5,913)
Borrowing under credit facilities	39,816	1,598,760	1,018,616
Repayments credit facilities	(118,403)	(1,113,329)	(1,245,618)
Repurchase obligation borrowings	2,200	27,084	104,334
Repurchase obligation repayments	(3,887)	(105,480)	(31,127)
Proceeds from bonds	137,011	881,300	1,416,129
Bond repayments	(95,300)	(113,594)	(33,900)
Other loans payable	—	13,300	—
Other loans payable repayments	—	(387)	—
Borrowing under secured term loan	70,864	462,387	—
Secured term loan repayment	(80,190)	(45,453)	—
Bond repurchases	(49,859)	—	—
Borrowings from subsidiary trusts issuing preferred securities	—	72,500	105,000
Payment of deferred financing costs	(244)	(27,007)	(31,496)
Capital contributions by joint venture	94,822	2,631	—
Restricted cash from financing activities	86,832	(10,917)	—
Proceeds from exchangeable senior notes	80,000	172,500	—
Proceeds from preferred stock offering	—	190,000	60,000
Proceeds from common stock offerings	—	4,027	343,334
Proceeds from dividend reinvestment and stock purchase plan	2,268	—	—
Purchase of treasury stock	(1,384)	—	—
Dividends (common and preferred) and distributions	(122,059)	(109,733)	(52,547)
Offering costs	(252)	(6,712)	(21,910)
Distributions to minority interest owners	(11,371)	(2,703)	—

Net cash provided by financing activities	8,250	2,380,767	1,815,828
Net (decrease) increase in cash & cash equivalents	(19,790)	109,076	16,855
Cash and cash equivalents—beginning of period	153,829	44,753	27,898
Cash and cash equivalents—end of period	$134,039	$153,829	$44,753

Supplemental disclosure of cash flow information:
Cash paid for interest	$216,115	$217,206	$96,058

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

        On July 9, 2008, Wakefield sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. ("Inland American"). The Company received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment is entitled to a 10.5% dividend per annum. The convertible preferred membership interest may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of the Wakefield venture. Wakefield may, at its option, redeem the convertible preferred interests at any time following the first anniversary of the closing, subject to payment of a call premium that declines over time. In addition, at any time after the second anniversary of the closing, Inland American may convert its preferred membership interests into common equity in Wakefield. Based on the initial investment amount and capital accounts of the Wakefield members, the convertible preferred membership interests represent, upon conversion, approximately a 42% common equity ownership interest in Wakefield. Inland American will have the option of contributing additional preferred membership interest and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

1. Formation and Organization (Continued)

participating in new Wakefield investment opportunities in proportion to its percentage ownership interest, assuming it were to convert its interests to common equity.

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

        On May 7, 2008, the Company completed a recapitalization of this middle-market corporate lending venture. As part of the recapitalization, an institutional money-manager invested approximately $87.2 million of cash equity into the business and the Company contributed $6.8 million of new equity capital and its CLO equity interests. The lender under two consolidated revolving credit facilities totaling $800.0 million of capacity and having $378.0 million outstanding at May 7, 2008, which we refer to as the MC Facility and the MC VFCC Facility, extinguished a portion of the outstanding debt balance and refinanced the remaining indebtedness in the form of a private CLO which match funded the underlying assets. The venture was also permitted to sell a portion of the loan collateral and to use the cash to make new corporate loan investments.

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

        Properties are depreciated using the straight-line method over the estimated useful lives of the assets.

        The estimated useful lives are as follows:

Category	Term
Building (fee interest)	40 years
Building improvements	Lesser of the remaining life of building or useful life
Building (leasehold interest)	Lesser of 40 years or the remaining term of the lease
Property under capital lease	Lesser of 40 years or the remaining term of the lease
Tenant improvements	Lesser of the useful life or the remaining term of the lease
Furniture and fixtures	Four to seven years

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

  Available for Sale Securities

        The Company determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date in accordance with SFAS "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale securities. The Company has designated its investments in the equity notes and its non investment grade notes of unconsolidated term debt transactions as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. These securities are carried at

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. The Company's available for sale securities that serve as collateral for its term debt transactions, which the Company has elected the fair value option pursuant to SFAS 159, are carried at fair value with the net unrealized gains or losses reported as a component of earnings in the statement of operations.            The Company determines the fair value of its available for sale securities pursuant to the guidance in SFAS 157. For additional information regarding unrealized gains and losses due to changes in the fair value of the Company's available for sale securities at December 31, 2008 and 2007, see Note 5.

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

  Real Estate Debt Investments Held for Sale

        Real estate debt investments held for sale are carried at the lower of cost or market value using available market information including sales prices and information obtained through consultation with dealers or other originators of such investments. The Company classifies, as held for sale, real estate debt investments that are actively being syndicated or marketed for sale.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments that have remaining maturity dates of three months or less when purchased to be cash equivalents. Cash, including amounts restricted, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution at December 31, 2008 and 2007. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

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

        Interest income from available for sale securities and held for trading is recognized on the accrual basis over the life of the investment on a yield-to-maturity basis.

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

        Incentive income is related to performance where the Company is entitled to a promoted interest (i.e., the distribution of a disproportionate allocation of cash flow) after other members have obtained a specified return threshold and return of capital. The Company follows Method 1 of EITF Topic D-96 for recording such incentive income. Under Method 1 of EITF Topic D-96, no incentive income is recorded until all contingencies have been eliminated.

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

  Derivatives and Hedging Activities

        In the normal course of business, the Company uses a variety of derivative instruments to manage, or hedge interest rate risk. The Company recognizes derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The fair value adjustments of each period will affect the consolidated financial statements of the Company differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

        With respect to derivative instruments that have not been designated as hedges, or are hedges on debt that is remeasured at fair value pursuant to SFAS 159, any net payments under, or fluctuations in the fair value of, such derivatives are recognized currently in income. The Company's basis swaps have been designated as non-hedge derivatives.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The adoption of SFAS 162 did not have a material impact on the Company's financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. This practice marks a significant change from the current accounting practice for convertible debt instruments in the scope of FSP APB 14-1. Current practice does not require separation of the liability and equity components of such instruments. Separately accounting for these instruments' liability and equity components will result in the recording of more non-cash interest cost over the life of the convertible debt instrument, because of an initial debt discount. Additionally, FSP APB 14-1 precludes the use of the fair value option pursuant to SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP APB 14-1 effective January 1, 2009 and apply its provisions retrospectively to all periods presented in its financial statements. The Company has determined that FSP APB 14-1 will result in the Company recognizing additional non-cash interest expense of approximately $0.8 million, $2.8 million and $3.6 million in its 2007, 2008 and 2009 statements of operations, respectively. The 2008 increase in non-cash interest expense will be offset by a $5.0 million capitalization of financing fees which were expensed upon the election of the fair value option on the convertible debt instruments.

        In October 2008, the FASB issued Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

        In December 2008, the FASB issued Staff Position No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"("SFAS 140"), and FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46(R)") , are finalized and approved by the Board. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosure only and will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 by level within the fair value hierarchy (in thousands):

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$75,901	$48,693	$124,594
Real estate term debt—N-Star(1)	—	—	7,040	7,040
Real estate term debt—Third party	—	—	1,322	1,322
REIT debt	—	44,336	600	44,936
Term debt equity—N-Star	—	—	38,764	38,764
Trust preferred securities	—	—	4,488	4,488
Derivative asset	—	9,318	—	9,318
Corporate lending investment	—	—	47,999	47,999

Total assets	$—	$129,555	$148,906	$278,461

Liabilities:
Exchangeable senior notes	$—	$112,576	$—	$112,576
N-Star IV,VI, VII and VIII bonds payable(1)	—	—	468,638	$468,638
Liability to subsidiary trusts issuing preferred securities	—	—	69,617	69,617
Derivative liability	—	87,220	—	87,220

Total liabilities	$—	$199,796	$538,255	$738,051

(1)
Markets have become relatively inactive for these securities and as a result the balances have been transferred from Level 2 to Level 3.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Fair Value of Financial Instruments (Continued)

        As of December 31, 2008, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

        The following table presents additional information about the Company's available for sale securities, liabilities to subsidiary trusts issuing preferred securities and corporate lending investment which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value (in thousands):

        Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for sale securities	Corporate lending investment	N-Star Bonds Payable	Liability to subsidiary trusts issuing preferred securities
Beginning balance:	$57,129	$—	$—	$168,454
Total transfers into Level 3	125,208		1,138,919
Purchases, sales, issuance and settlements, net	13,982	77,992	—	(1,622)
Total losses (realized or unrealized):
Included in earnings	85,900	29,993	—	—
Included in other comprehensive loss	9,512	—	—	—
Total gains (realized or unrealized):
Included in earnings	—	—	670,281	97,215
Included in other comprehensive loss	—	—	—	—

Ending balance	$100,907	$47,999	$468,638	$69,617

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$85,900	$29,993	$670,281	$97,215

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial instruments for which the fair value option was elected:

Financial Instruments, at Fair Value	December 31, 2008	December 31, 2007
Assets:
Available for sale securities:
CMBS	$124,595	$342,353
Real estate term debt—N-Star	5,236	18,507
Real estate term debt—Third party	1,322	12,159
REIT debt	44,936	80,292
Trust preferred securities	4,488	12,264
Corporate lending investment	47,999	—

Total assets	$228,576	$465,575

Liabilities:(1)
Exchangeable senior notes	112,576	172,500
N-Star IV,VI, VII and VIII bonds payable	468,638	1,654,185
Liability to subsidiary trusts issuing preferred securities	69,617	286,258
Total liabilities	$650,831	$2,112,943

    (1)
    Liabilities are carried at historical amortized cost as of December 31, 2007.

        The following table presents a summary of existing eligible financial assets and financial liabilities for which the fair value option was elected on January 1, 2008 and the cumulative-effect adjustment to retained earnings recorded in connection with the initial adoption of SFAS 159.

	Carrying Value at January 1, 2008	Transition Adjustment to Retained Earnings (Gain)/Loss	Carrying Value at January 1, 2008 (After adoption of SFAS 159)
Assets:
Available for sale securities(1)	$465,575	$90,966	$465,575
Deferred costs and intangible assets, net(2)	126,677	34,607	92,070
Liabilities:
Exchangeable senior notes	172,500	(26,824)	145,676
N-Star IV, VI, VII and VIII bonds payable	1,654,185	(196,209)	1,457,976
Liability to subsidiary trusts issuing preferred securities	286,258	(117,804)	168,454

Cumulative gain upon the adoption of SFAS 159		$(215,264)

(1)
Prior to January 1, 2008, available for sale securities were carried at fair value with the change in fair value recorded in other comprehensive income. Accordingly, the election of the fair value option for these instruments did not change their carrying value and resulted in a reclassification from accumulated other comprehensive income to retained earnings.

(2)
Represents the write-off of $34.6 million of deferred financing costs associated with exchangeable senior notes, N-Star bonds payable and liability to subsidiary trusts issuing preferred securities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Fair Value of Financial Instruments (Continued)

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at December 31, 2008	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$124,595	$497,130	$(372,535)
Real estate term debt—N-Star	5,236	38,443	(33,207)
Real estate term debt—Third party	1,322	16,576	(15,254)
REIT debt	44,936	84,183	(39,247)
Trust preferred securities	4,488	15,000	(10,512)

Total assets	$180,577	$651,332	$(470,755)

Liabilities:
Exchangeable Senior Notes	112,576	240,800	(128,224)
N-Star IV,VI, VII and VIII bonds payable	468,638	1,608,445	(1,139,807)
Liability to subsidiary trusts issuing preferred securities	69,617	280,133	(210,516)

Total Liabilities	$650,831	$2,129,378	$(1,478,547)

        At December 31, 2008, the basis in our corporate lending investment was $78.0 million. We have elected the fair market value option pursuant to SFAS 159 for this investment which is accounted for under the equity method of accounting. The fair market value of our investment at December 31, 2008 was $48.0 million.

        For the year ended December 31, 2008, the Company recognized a net gain of $752.3 million as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's condensed consolidated statement of operations.

        The impact of changes in instrument-specific credit spreads on exchangeable senior notes, N-Star bonds payable, liability to subsidiary trusts issuing preferred securities and derivatives for which the fair value option was elected was a net gain of $1.2 billion for the year ended December 31, 2008. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

4. Operating Real Estate

        At December 31, 2008 and 2007, operating real estate, net consists of the following:

	December 31, 2008	December 31, 2007
Land	$160,838	$157,371
Buildings and improvements	973,826	945,760
Leasehold interests	18,876	26,117
Tenant improvements	37,517	38,681
Furniture and fixtures	5,965	1,623
Allowance for operating real estate impairment	(5,580)	—
Capital leases	3,027	3,028

	1,194,469	1,172,580
Less: Accumulated depreciation	67,469	38,444

Operating real estate, net	$1,127,000	$1,134,136

        Depreciation expense amounted to approximately $31.4 million and $24.0 million for the year ended December 31, 2008 and 2007, respectively, of which a portion is included in income from discontinued operations for the year ended December 31, 2007. In addition to the amounts included in the above table, approximately $85.6 million and $88.1 million of real estate acquisition costs as of December 31, 2008 and 2007, respectively, are classified as deferred lease costs. See Note 10 for additional information.

Acquisitions—2008

  Wakefield Joint Venture Acquisitions

        In January 2008, the Wakefield joint venture acquired a portfolio of three skilled nursing facilities totaling 40,369 square feet located in Ohio and Wisconsin, for $4.2 million. The properties are net leased to a single tenant under a lease that expires in December 2017. The acquisition was purchased with cash.

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

        In June 2007, the Company purchased a 609,000 square foot distribution warehouse located in Reading, PA for $28.1 million. The Company assumed a $14.5 million non-recourse mortgage, which

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

4. Operating Real Estate (Continued)

bears a fixed interest rate of 5.58% and matures on January 1, 2015 and a $5.0 million mortgage, which bears a fixed interest rate of 6.00% and matures on January 1, 2015. The balance of the acquisition was paid in cash.

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

4. Operating Real Estate (Continued)

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

4. Operating Real Estate (Continued)

Discontinued Operations

        There were no discontinued operations for the year ended December 31, 2008. The following table summarizes income from discontinued operations and related gain on sale of discontinued operations, net of minority interest, for the years ended December 31, 2007 and 2006:

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Revenue:
Rental and escalation income	$38	$750
Interest and other	—	1

Total revenue	38	751

Expenses:
Real estate property operating expenses	—	42
General and administrative expenses	1	1
Interest expense	20	159
Depreciation and amortization	31	183

Total expenses	52	385

Income (loss) from discontinued operations	(14)	366
Gain (loss) on disposition of discontinued operations	(45)	515

Income (loss) from discontinued operations before minority interest	(59)	881
Minority interest	3	(130)

Income (loss) from discontinued operations, net of minority interest	$(56)	$751

Chatsworth Property

        On September 25, 2008, JPMorgan Chase & Co. ("JPMorgan") announced that it had acquired substantially all of the assets and liabilities of Washington Mutual Bank, FA ("WaMu") from the Federal Deposit Insurance Corp. JPMorgan is entitled to a 90-day period from the WaMu acquisition date to decide whether they will accept or reject the terms of the lease. During the third quarter 2008, the Company added its net leased asset comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and 100% leased to WaMu to its watch list. As of December 31, 2008, the buildings had a combined $57.0 million net book value and were financed with a non-recourse $43.0 million first mortgage loan. The assets are also financed with a $9.3 million mezzanine loan which is collateral for one of the Company's securities term financings. The Company's potential loss if the lease is rejected would be the value of the Company's mezzanine loan and residual equity interest. On February 5, 2009 the Company became aware that JPMorgan intends to vacate the properties by March 23, 2009. As a result, the Company took a $5.6 million impairment charge to these properties as of December 31, 2008. The Company is evaluating its options regarding this investment, which could include transferring its ownership in the properties to the first mortgage lender.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

5. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at December 31, 2008:

December 31, 2008	Carrying Value	SFAS 159 Transition Adjustment	Losses in Accumulated OCI	Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$444,790	$(64,442)	$—	$(255,754)	$124,594
Real estate term debt—N-Star	50,680	(17,616)	(12,633)	(13,391)	7,040
Real estate term debt—Third party	16,156	(3,896)	—	(10,938)	1,322
REIT debt	82,753	(2,276)	—	(35,542)	44,935
Term debt equity—N-Star	70,532	—	(31,768)	—	38,764
Trust preferred securities	15,000	(2,736)	—	(7,776)	4,488

Total	$679,911	$(90,966)	$(44,401)	$(323,401)	$221,143

(1)
Approximately $144.2 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

        At December 31, 2008, the maturities of the available for sale securities ranged from two to 44 years.

        During the year ended December 31, 2008, proceeds from the sale and redemption of available for sale securities was $9.1 million. The realized gain on sale was $0.3 million.

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

        At December 31, 2007, the maturities of the debt securities available for sale ranged from 52 days to 45 years.

        During the year ended December 31, 2007, proceeds from the sale and redemption of available for sale securities was $136.9 million. The realized gain on the sale was $1.4 of which $1.0 was the unrealized gain which was included in other comprehensive income.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

6. Real Estate Debt Investments

        At December 31, 2008 and 2007, the Company held the following real estate debt investments:

December 31, 2008	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,048,310	51.2%	—%	2.89%	52
Whole loans, fixed rate	96,252	4.7	7.58	—	8
Subordinate mortgage interests, floating rate	200,556	9.8	—	6.42	13
Subordinate mortgage interests, fixed rate	24,349	1.2	7.51	—	2
Mezzanine loans, floating rate	463,765	22.6	—	4.43	15
Mezzanine loan, fixed rate	191,438	9.4	11.65	—	15
Other loans—floating	16,609	0.8	—	1.60	2
Other loans—fixed	6,191	0.3	5.53	—	1

Total/Weighted average	$2,047,470	100.0%	9.99%	3.70%	108

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's term debt transaction notes of its three commercial real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $271.0 million related to these investments. The Company expects that a minimum of $133.9 million of these future fundings will be funded within the Company's existing term debt transactions and require no additional capital from the Company. Based upon currently approved advance rates on the Company's credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement would be approximately $94.5 million.

December 31, 2007	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,082,399	53.9%	—%	3.09%	59
Whole loans, fixed rate	80,371	4.0	10.17	—	10
Subordinate mortgage interests, floating rate	134,322	6.7	—	3.72	11
Subordinate mortgage interests, fixed rate	24,025	1.2	7.54	—	2
Mezzanine loans, floating rate	505,227	25.3	—	4.59	16
Mezzanine loan, fixed rate	157,092	7.8	11.16	—	16
Other loans—floating	16,653	0.8	—	1.60	2
Other loans—fixed	6,933	0.3	5.53	—	1

Total/Weighted average	$2,007,022	100.0%	10.39%	3.57%	117

(1)
Approximately $1.4 billion of these investments serve as collateral for the Company's term debt transaction notes of its three commercial real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

6. Real Estate Debt Investments (Continued)

  are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $564.5 million related to these investments, of which a minimum of $284.1 million will be funded within the Company's existing term debt transactions and require no additional capital from the Company.

        As of December 31, 2008, all loans, with the exception of a whole loan having a principal balance of $21.4 million and a maturity date of October 1, 2008, representing approximately 1.0% of the Company's total commercial real estate debt investments, were current on principal and interest payments in accordance with the terms of the loan agreement. The Company's maximum exposure to loss related to this whole loan would be equal to the outstanding principal balance. As of December 31, 2008, the Company has $11.2 million of credit loss reserves relating to its loans.

        Contractual maturities of real estate debt investments at December 31, 2008 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2009	$830,132	$128,592
2010	638,675	324,044
2011	213,185	543,218
2012	200,385	703,499
2013	—	183,024
Thereafter	191,169	191,169

Total	$2,073,546	$2,073,546

    (1)
    The year ending December 31, 2009, contains a whole loan with an initial maturity of October 1, 2008 and a principal balance of $21.4 million that remains outstanding as of December 31, 2008.

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

7. Corporate Loan Investments

        At December 31, 2008, the Company held no corporate debt investments as a result of the recapitalization and deconsolidation of the Monroe joint venture. See Note 2 for additional information.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

7. Corporate Loan Investments (Continued)

        At December 31, 2007, the Company held the following corporate debt investments:

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

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At December 31, 2008 and December 31, 2007, the Company had an investment in CS/Federal of approximately $7.3 million and $7.8 million, respectively. The Company recognized equity in earnings of $0.5 million for each of the years ended December 31, 2008 and December 31, 2007.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated/Uncombined Ventures (Continued)

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option under SFAS 159 for its equity investment. As of December 31, 2008, the fair market value of the Company's investment in the corporate lending venture was $48.0 million. For the period from May 8, 2008 to December 31, 2008, the Company recognized equity in earnings of $2.2 million and an unrealized loss of $30.0 million related to the fair value adjustment on its equity investment. See Note 2 for additional information.

NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue preferred securities. Under the provisions of FIN 46(R)-6, the Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. At December 31, 2008 and December 31, 2007, the Company had an investment in the Trusts of approximately $3.7 million.

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

        During 2008, the Company invested an additional $20.0 million in the Securities Fund and sold 67% of its N-Star IX advisory fee income stream to the Securities Fund for $8.8 million. The Securities Fund owns all of the equity in the N-Star IX term financing but the Company retained the advisory fees when N-Star IX was sold to the Securities Fund at its inception. The Company recognized $4.8 million of advisory fee income from the sale and deferred the remaining $4.0 million, which represented the Company's ownership interest in the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned. For the year ended December 31, 2008, the Company recognized $0.2 million in additional income from the amortization of deferred advisory fee income. During the third quarter 2008, the Securities Fund made a claim against Lehman Brothers for $6.8 million (plus damages) to recover cash collateral held by Lehman Brothers and recorded a reserve of $3.4 million against the $6.8 million cash collateral receivable.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated/Uncombined Ventures (Continued)

        At December 31, 2008, the Company had invested a total of $51.2 million in the Securities Fund and the carrying value of its investment was $29.3 million, representing a 53.1% interest.

        For the year ended December 31, 2008 and 2007 the Company recognized equity in losses of $12.4 million and $9.1 million, respectively. The Company also earned $0.5 million and $0.4 million in management fees from the Securities Fund for the year ended December 31, 2008 and 2007, respectively.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The venture is managed by professionals who have extensive experience in the single family housing sector. The Company has sole discretion with respect to funding its portion of any investment decisions relating to LandCap and accounts for its investment under the equity method of accounting. At December 31, 2008 the Company's investment in LandCap is carried at $12.9 million. For the year ended December 31, 2008 the Company made contributions to LandCap of $16.9 million and recognized a loss $3.3 million which consisted primarily of general and administrative expenses for the year. At December 31, 2008, LandCap has made investments totaling $39.1 million. In addition, the Company advanced approximately $3.8 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and was included in other assets in the condensed consolidated balance sheets.

        Reconciliation between the operating data for all unconsolidated/uncombined ventures and equity in earnings is as follows:

	The Company
	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
Net income	$(51,469)	$(33,657)	$1,413
Other partners' share of income	37,198	24,489	(981)
Fee income basis difference	1,263	(1,263)	—
Joint venture equity write-off	811	—	—
Elimination entries	279	(1,253)	—

Earnings from unconsolidated/uncombined ventures	$(11,918)	$(11,684)	$432

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated/Uncombined Ventures (Continued)

        Reconciliation between the Company's investment in unconsolidated entities as of December 31, 2008 and December 31, 2007 is as follows:

	December 31, 2008	December 31, 2007
Company's equity in unconsolidated entities	$100,899	$32,801
Elimination entries	279	—
Purchase price basis difference	329	342

Investment in and advances to unconsolidated ventures	$101,507	$33,143

        The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2008 and 2007 are as follows:

	2008	2007
Assets
Cash	$29,119	$4,116
Restricted cash	537	353
Operating real estate, net	63,473	50,504
Available for sale securities, at fair value	373,588	133,926
Deferred costs, net	4,269	4,846
Other assets	2,244	6,131

Total assets	$473,230	$199,876

Liabilities and members' equity
Mortgage notes and loans payable	$36,886	$37,398
Repurchase obligations	—	51,213
Other liabilities	280,780	19,965
Members' equity	155,564	91,300

Total liabilities and members' equity	$473,230	$199,876

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated/Uncombined Ventures (Continued)

        The condensed combined statements of operations for the unconsolidated joint ventures for the years ended December 31, 2008, 2007 and 2006 are as follows;

	2008	2007	2006
Revenues and other income:
Interest income	$18,292	$8,806	$624
Rental and escalation income	4,720	5,046	4,542
Other revenue	267	8,824	23

Total revenue	23,279	22,676	5,189
Expenses:
Interest expense	4,542	3,880	1,925
General and administrative	7,752	9,583	41
Depreciation and amortization	1,936	1,981	1,810
Other expenses	2,465	2,276	—

Total Expenses	16,695	17,720	3,776

Income from operations	6,584	4,956	1,413
Unrealized loss on investments	(60,661)	(38,613)	—

Net income	$(54,077)	$(33,657)	$1,413

9. Variable Interest Entities

        The Company has created and manages portfolios of primarily investment grade commercial real estate securities and real estate debt investments, which were financed in term debt transactions. The collateral securities include CMBS, fixed income securities issued by REITs and term debt transactions backed primarily by real estate securities. These securities are primarily investment grade and generally are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured. The collateral debt investments include whole loans, subordinate mortgage interests, mezzanine loans and other loans. By financing these securities with long-term debt through the issuance of term debt transactions, the Company expects to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities.

        Fin 46(R) requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIEs anticipated losses and or a majority of the expected returns. The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities and its investments in each of its eight term debt transaction issuers to determine whether they are VIEs. For each of these investments, the Company has evaluated: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have: (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities; (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly; and (c) the right to receive the expected residual return of the entity and their rights are not capped; (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both; and (4) whether substantially all of the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

9. Variable Interest Entities (Continued)

entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

        FASB Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) ("FSP FIN 46(R)-6") addresses how a reporting enterprise should determine the variability to be considered and provides guidance in applying Fin 46(R).

        As of December 31, 2007, the Company identified interests in 17 entities which were determined to be VIEs under FIN 46(R)-6.

        Based on management's analysis, the Company is not the primary beneficiary of 13 of the identified VIEs since it does not absorb a majority of the expected residual losses, or is entitled to a majority of the expected residual returns. Accordingly, these VIEs are not consolidated into the Company's financial statements as of December 31, 2008 or 2007. See Note 6 and 8 for additional information.

Term Debt Transactions

        The Company has interests in eight term debt transactions, whose term notes are primarily collateralized by investment grade real estate securities or real estate debt investments. The Company generally purchases the preferred equity or the income notes of each term debt transaction, which are the equity securities of the term debt issuances, and, with the exception of N-Star I, all of the below investment grade term debt notes of each term debt transaction. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these term debt issuances as an annual collateral management fee. The Company's interests in each of the term debt transactions accounted for as a single debt security available for sale pursuant to EITF 99-20.

  Consolidated Term Debt Transactions

        N-Star IV, VI, VII and VIII are consolidated term debt transactions in accordance with the guidance provided in FSP FIN 46(R)-6.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

9. Variable Interest Entities (Continued)

        The following tables describe certain terms of the collateral for and the notes issued by N-Star IV, N-Star VI, N-Star VII and N-Star VIII as follows for the year ended December 31, 2008 and 2007:

	Collateral—December 31, 2008				Term Notes—December 31, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate at 12/31/08	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star IV	6/14/2005	$346,996	6.93%	1.71	$292,500	1.08%	7/1/2040
N-Star VI	3/17/2006	385,251	7.26	2.11	292,700	2.45	6/1/2041
N-Star VII	6/22/2006	563,771	5.05	7.38	499,200	1.74	6/22/2051
N-Star VIII	12/6/2006	717,705	7.42	2.05	524,045	2.41	2/1/2041

Total		$2,013,723	6.64%	3.49	$1,608,445	1.97%

(1)
Includes only notes held by third parties.

	Collateral—December 31, 2007				Term Notes—December 31, 2007
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate at 12/31/07	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/07	Stated Maturity
N-Star IV	6/14/2005	$373,276	8.81%	1.89	$300,000	5.49%	7/1/2040
N-Star VI	3/17/2006	341,244	7.93	2.55	310,500	5.54	6/1/2041
N-Star VII	6/22/2006	537,774	6.30	8.12	510,810	5.13	6/22/2051
N-Star VIII	12/6/2006	668,306	9.25	2.54	532,885	5.81	2/1/2041

Total		$1,920,600	8.09%	3.98	$1,654,195	5.49%

(1)
Includes only notes held by third parties.

  Unconsolidated term debt transactions

        N-Star I, II, III and V are unconsolidated term debt transactions in accordance with the provisions of FIN 46(R).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

9. Variable Interest Entities (Continued)

        The following tables describe certain terms of the collateral for and the notes issued by N-Star I, N-Star II, N-Star III and N-Star V as follows for the year ended December 31, 2008 and 2007:

	Collateral—December 31, 2008				Term Notes—December 31, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate at 12/31/08	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star I(2)	8/21/03	$299,316	6.60%	4.16	$278,000	6.37%	8/01/2038
N-Star II	7/01/04	331,242	6.17	4.77	295,098	5.51	6/01/2039
N-Star III	3/10/05	410,188	5.70	4.11	358,556	4.88	6/01/2040
N-Star V	9/22/05	499,745	5.52	6.23	456,319	4.58	9/05/2045

Total		$1,540,491	5.92%	4.95	$1,387,973	5.23%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

	Collateral—December 31, 2007				Term Notes—December 31, 2007
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate at 12/31/08	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/07	Stated Maturity
N-Star I(2)	8/21/03	$320,583	6.58%	4.64	$301,406	6.24%	8/01/2038
N-Star II	7/01/04	335,301	6.24	4.73	306,110	5.75	6/01/2039
N-Star III	3/10/05	404,772	6.30	5.20	358,892	5.84	6/01/2040
N-Star V	9/22/05	495,971	5.87	7.09	456,319	5.07	9/05/2045

Total		$1,556,627	6.21%	5.59	$1,422,727	5.66%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

        The Company has identified one real estate debt investment as a variable interest in a variable interest entity ("VIE") in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, ("Fin 46(R)") and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. The Company's maximum exposure to loss would not exceed the carrying amount of its investment of $26.8 million. For all other investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

10. Deferred Costs and Intangible Assets, Net

        Deferred costs and intangible assets as of December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Deferred lease costs	$85,630	$88,067
Deferred loan costs	16,873	62,225
Intangible assets	839	4,272
Pending deal costs	17	277

	103,359	154,841
Less accumulated amortization	(31,426)	(28,164)

Deferred costs and intangible assets, net	$71,933	$126,677

        Deferred lease cost includes the allocation of a portion of the purchase price, in accordance with SFAS 141, to lease origination costs associated with the in-place leases. For the year ended December 31, 2008 and 2007, approximately $0.3 million and $86.8 million included in deferred lease cost was the allocation of the purchase price to deferred lease cost.

11. Borrowings

        The following table summarizes the Company's outstanding borrowings as of December 31, 2008 and December 31, 2007:

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at December 31, 2008	Contractual Balance at December 31, 2007
Credit Facilities
JP Facility	8/8/2009	8/8/2010	LIBOR + .80% to 1.80%	$150,000	$44,881	$55,936
MC Facility(1)	3/31/2008	3/31/2008	LIBOR + 0.75%	—	—	374,459
MC Facility VFCC(1)	7/29/2008	7/29/2010	Commercial Paper Rate + 0.75%	—	—	71,037

Total Credit Facilities				150,000	44,881	501,432
Term Loans
WA Term Loan(2)	11/6/2009	11/6/2010	LIBOR + 2.00%	466,248	276,143	308,588
Euro—note	11/6/2009	11/6/2010	3 month Euribor + 2.0%	103,526	103,526	108,346
LB Term Loan	2/9/2009	2/9/2012	LIBOR + 1.50%	24,238	24,238	—

Total Credit Facilities & Term Loans				$744,012	448,788	918,366

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at December 31, 2008	Contractual Balance at December 31, 2007
Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015		5.65%		42,923	43,219
Salt Lake City	9/1/2012		5.16%		15,862	16,231
EDS	10/8/2015		5.37%		47,698	48,371
Executive Center	1/1/2016		5.85%		51,480	51,480
Green Pond	4/11/2016		5.68%		17,341	17,480
Indianapolis	2/1/2017		6.06%		28,472	28,600
Wakefield GE	8/30/2010		6.93%		67,269	67,586
Wakefield—Park National	1/11/2014		5.94%		33,300	33,300
Wakefield—GE—WLK	1/11/2017		6.49%		160,000	160,000
Wakefield—GE—Tusc & Harmony	1/11/2017		6.59%		7,875	7,875
Wakefield—Harmony FNMA	2/1/2017		6.39%		75,000	75,000
Wakefield—Grove City	2/1/2038		5.45%		1,862	1,887
Wakefield—Lancaster	6/1/2037		6.40%		2,605	2,636
Wakefield—Marysville	6/1/2037		6.40%		1,673	1,693
Wakefield—Washington	10/1/2038		6.65%		1,975	1,995
Wakefield—Miller Merril	6/30/2012		7.07%		116,000	116,000
Wakefield—ARL Mob Wachovia	5/11/2017		5.89%		3,412	3,412
Wakefield—Ascend Colonial	5/31/2012		7.52%		6,500	6,500
Wakefield—Colonial Dova	8/31/2012		7.32%		6,500	6,500
Wakefield—Colonial 6 Alfs	11/1/2012		6.98%		23,329	19,653
Wakefield—St Francis	9/31/2010		LIBOR + 2.00%		11,400	11,400
Aurora	7/11/2016		6.22%		33,329	33,500
DSG	10/11/2016		6.17%		34,237	34,648
Keene	2/1/2016		5.85%		6,790	6,882
Fort Wayne	1/1/2015		6.41%		3,480	3,555
Portland	6/17/2014		7.34%		4,825	4,984
Milpitas	3/6/2017		5.95%		22,548	22,959
Fort Mill	4/6/2017		5.63%		27,700	27,700
Reading	1/1/2015		5.58%		14,153	14,387
Reading	1/1/2015		6.00%		5,000	5,000
Alliance	12/6/2017		6.48%		23,787	24,032
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014		6.64%		9,310	10,692
Fort Mill	4/6/2017		6.21%		2,985	3,208
Exchangeable Senior Notes(3)	6/15/2027		7.25%		160,800	172,500
Exchangeable Senior Notes ("NNN Notes")(3)	6/15/2013		11.50%		80,000	—

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at December 31, 2008	Contractual Balance at December 31, 2007
Repurchase obligations	Varies		LIBOR varies		176	1,864
Bonds payable(3)
N-Star IV	7/1/2040		LIBOR + 0.62% (average spread)		292,500	300,000
N-Star VI	6/1/2041		3 month LIBOR + 0.56% (average spread)		292,700	310,500
N-Star VII	6/22/2051		LIBOR + 0.36% (average spread)		499,200	510,800
N-Star VIII	2/1/2041		LIBOR + 0.57% (average spread)		524,045	532,885
Liability to subsidiary trusts issuing preferred securities(3)(4)
Trust I	3/30/2035		8.15%		41,240	41,240
Trust II	6/30/2035		7.74%		25,780	25,780
Trust III	1/30/2036		7.81%		41,238	41,238
Trust IV	6/30/2036		7.95%		50,100	50,100
Trust V	9/30/2036		3 month LIBOR 2.70%		30,100	30,100
Trust VI	12/30/2036		3 month LIBOR 2.90%		25,100	25,100
Trust VII	4/30/2037		3 month LIBOR 2.50%		31,475	37,600
Trust VIII	7/30/2037		3 month LIBOR 2.70%		35,100	35,100

					$3,488,962	$3,945,538

(1)
Refer to Note 1 for details on the termination of these facilities.

(2)
The Company had an additional $190.1 million of availability under the revolving component of the term loan.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of December 31, 2008:

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan(1)	Liability to Subsidiary Trusts Issuing Preferred Securities(2)	Exchangeable Senior Notes(2)	Repurchase Obligations	Bonds Payable(1)
2009	$459,634	$10,670	$44,881	$403,907	$—	$—	$176	$—
2010	96,768	96,768	—	—	—	—	—	—
2011	14,368	14,368	—	—	—	—	—	—
2012	328,471	167,671	—	—	—	160,800	—	—
2013	92,613	12,613	—	—	—	80,000	—	—
Thereafter	2,497,108	608,530	—	—	280,133	—	—	1,608,445

Total	$3,488,962	$910,620	$44,881	$403,907	$280,133	$240,800	$176	$1,608,445

(1)
$386.0 million of the secured term loan balance may be extended for one year and the remaining balance of $24.2 million may be extended for three years at the Company's option, subject to certain conditions.

(2)
Scheduled principal payments may differ from the carrying value on the condensed consolidated balance sheets due to the fair value accounting option under SFAS 159. See Note 3. $160.8 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

        At December 31, 2008, the Company was in compliance with all covenants under its borrowings.

  Debt Repurchases

        During 2008, the Company repurchased approximately $111.4 million of its bonds, which consisted of $23.2 million of Class J, BB rated notes, $19.2 million of Class B, AA rated notes, $14.5 million of Class C, single A rated notes, $10.7 million of Class H, BBB rated notes, $13.0 million of Class G, AAA rated notes, $4.0 million of Class D, BBB rated notes, $5.0 million of Class A2, AAA rated notes, $3.0 million of Class DFL, BBB rated notes and $1.0 million of Class E, single A rated notes of its various N-Star bonds payable, $11.7 million of its 7.25% exchangeable senior notes and $6.1 million of its liability to subsidiary trusts issuing preferred securities for a total of $49.8 million. The Company recorded a realized gain of $36.5 million in connection with the repurchase of its notes. These repurchases also represented a $61.6 million discount to the par value of the debt.

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

        In May 2008, NRFC NNN Holdings, LLC ("Triple Net Holdings"), a wholly-owned subsidiary of the Company issued $80.0 million of 11.50% exchangeable senior notes (the "NNN Notes") due in 2013. The NNN Notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The NNN Notes pay interest semi-annually on June 15 and December 15, at a rate of 11.50% per annum, and mature on June 15, 2013. The NNN Notes have an initial exchange rate representing an exchange price of $12.00 per share of the Company's common stock, subject to adjustment under certain circumstances. The NNN Notes are senior unsecured obligations of Triple Net Holdings and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2013, and prior to the close of business on the second business day immediately preceding the maturity date, into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, if any, at the Company's option. The NNN Notes are redeemable, at the Company's option, on and after June 15, 2011. The Company may be required to repurchase the NNN Notes upon the occurrence of certain events. The net proceeds from the offering were approximately $71.4 million, after deducting a $4.6 million security deposit representing one semi-annual interest payment, and fees and expenses.

        The Company has elected the SFAS 159 fair value option for the Notes and the NNN Notes. Changes in fair value of the Notes and the NNN Notes will be recognized in earnings as they occur. The Company adopted the provisions of FSP APB 14-1 on January 1, 2009. As a result, the Company's exchangeable senior notes will no longer be eligible for the fair value option under SFAS 159. The exchangeable senior notes will be carried at the discounted value as determined in accordance with FSP APB 14-1.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

  Secured Credit Facilities

        In August 2007, the Company entered into a new $350.0 million Master Repurchase Agreement (the "JP Facility") with a major financial institution. Advance rates under the JP Facility range from 65% to 97% of the value of the collateral for which the advance is to be made. Amounts borrowed under the JP Facility bear interest at spreads of 0.05% to 1.75% over one-month LIBOR, depending on the type of collateral for which the amount is borrowed. The JP Facility has a maximum term of three years.

        On October 8, 2008, the Company and a subsidiary of its entered into Amendment No. 1 (the "Amendment") to the Master Repurchase Agreement (as amended, the "Facility") with JPMorgan. The Facility had approximately $50.4 million outstanding on the amendment date and such amounts bear interest at spreads of 1.25% to 1.80% over one-month LIBOR. Advance rates for the assets currently financed under the Facility range from 55% to 80% of the value of the collateral for which the advance is made. Interest rates and advance rates on future borrowings under the Facility will be determined by JPMorgan. Pursuant to the Amendment, the maximum amount outstanding under the Facility shall not exceed $150 million and we have agreed to guaranty the outstanding amount under the Facility. The term of the Facility will expire on August 8, 2010, subject to renewal by JPMorgan on August 8, 2009.

  Secured Term Loan

        In March 2007, the Company entered into Euro denominated note purchase agreement with a major financial institution ("Euro Note"), to finance a note collateralized by a €75.0 million participation in a junior mezzanine loan that bears interest at three month EURIBOR plus 3.75%. The Company borrowed approximately €75.0 million under the note purchase agreement. The loan bears interest at three month EURIBOR plus 1.50%. The note purchase agreement is coterminous with the underlying mezzanine loan scheduled to mature on July 8, 2011.

        In November 2007, the Company terminated its secured credit facility and entered into a new term loan agreement (the "Term Loan Agreement", and together with the modified Euro Note, the "Term Facility") with a major financial institution, which provides for approximately $600 million of term loan capacity. The proceeds under the Term Facility were partially used to repay approximately $450 million outstanding under the WA Facilities, terminating these facilities. The Term Loan Agreement also provides for up to $300 million of revolving term loan capacity as portions of the outstanding balance under the Term Loan Agreement are repaid. The Term Facility initially bears interest at LIBOR plus 2.00% and has an initial two-year term which the Company has the option to extend for an additional one year period, subject to certain conditions. Additionally, the Company entered into a Limited Guaranty Agreement in connection with the Term Facility.

        In June 2008, a wholly owned subsidiary of the Company entered into a $24.2 million term loan agreement with an investment bank (the "LB Term Loan"). The collateral for the LB Term Loan is a $44.0 million mezzanine loan position and the Company has guaranteed 50% of the outstanding term debt. The LB Term Loan matures in February 2010, has two one-year automatic term extensions and bears interest at a spread of 1.50% over one-month LIBOR. Both the LB Term Loan and the mezzanine loan collateral have three one-year extension options. The LB Term Loan contains certain

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Borrowings (Continued)

covenants including, among others, financial covenants of a minimum tangible net worth and a minimum debt-to-equity ratio.

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

Repurchase Obligations

        The Company had $0.2 million and $1.9 million of repurchase agreements which are collateralized by a security with a face value of $8.0 million and $13.0 million of floating rate securities at December 31, 2008 and 2007, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

12. Commitments and Contingencies

  Obligations Under Capital Leases and Operating Lease Agreements

        The Company is the lessee of two locations under capital leases, seven ground leases under operating real estate, of which five are paid directly by the tenants, and three corporate offices that are located in New York City, Los Angeles and Dallas. The following is a schedule of minimum future rental payments under these contractual lease obligations as of December 31, 2008:

Years Ending December 31:
2009	$6,110
2010	6,124
2011	6,061
2012	5,904
2013	5,962
Thereafter	62,886

Total minimum lease payments	93,047
Less: Amounts representing interest	12,096

Future minimum lease payments	$80,951

        Under one of the capital leases, the Company also pays rent equal to 15% of the minimum rental income received from the sub-tenant. The Company recognized $3.1 million, $2.7 million and $2.0 million in rental expense for its three corporate offices for the years ended December 31, 2008, 2007 and 2006, respectively.

13. Rental Income Under Operating Leases

        Rental income from real estate is derived from the leasing and sub-leasing of space to commercial tenants. The leases are for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments.

        The following is a schedule of future minimum rental income under non-cancelable leases at December 31, 2008:

Years Ending December 31:
2009	$106,452
2010	104,770
2011	106,066
2012	102,311
2013	101,923
Thereafter	338,627

$860,149

        Included in rental income is percentage rent of $585, $529 and $513 for the year ended December 31, 2008, 2007 and 2006, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

14. Related Party Transactions

Advisory Fees

        The Company has agreements with each of N-Star I, N-Star II, N-Star III, N-Star V and N-Star IX to perform certain advisory services. During the second quarter 2008, the Company sold 67% of its advisory fee income stream, pursuant to its agreement with N-Star IX, to the Securities Fund for $8.8 million. Advisory and management fee income—related parties for the year ended December 31, 2008 includes $4.9 million of additional income as a result of the sale. The Company has deferred the remaining $3.8 million, which represents the Company's ownership interest in the Securities Fund. The deferred advisory fee income will be recognized into income as the fees are earned. The Company earned total fees on these agreements of approximately $12.0 million and $7.2 million for the year ended December 31, 2008 and 2007, respectively.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the year ended December 31, 2008 and 2007, the Company earned $0.5 million and $0.4 million in management fees, respectively.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. Wakefield Capital Management Inc. is owned by the partners who own Chain Bridge. The Company incurred $1.3 million and $3.0 million in management fees for the year ended December 31, 2008 and 2007, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services. On May 7, 2008, the Company terminated its management agreement with Monroe Management, as described in Note 1. The Company incurred $3.4 million in management fees for the year ended December 31, 2008, and $3.0 million in management fees for the year ended December 31, 2007, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

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

        As of December 31, 2008 and 2007, cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The warehouse deposits available for sale securities and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value.

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated to the "worst" assuming fully extended maturities regardless of if structural or economic tests required to achieve such extended maturities. For the year ended December 31, 2008 the fair market value was $1.7 billion with a gross carrying amount of $2.1 billion. For the year ended December 31, 2007 the fair market value of the fixed rate real estate debt investments was $341.3 million with a carrying amount of $332.1 million.

        For fixed rate mortgage loans payable the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. For the year ended December 31, 2008 the fair market value was $934.3 million with a carrying amount of $910.6million. For the year ended December 31, 2007 the fair market value was $918.8 million with a carrying amount of $912.4 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

16. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

16. Equity Based Compensation (Continued)

including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of December 31, 2008, the Company has issued an aggregate of 8,283,510 LTIP Units, net of forfeitures of 60,198 LTIP Units. An aggregate of 655,063 LTIP Units were converted to commons stock and 374,020 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,283,510 LTIP Units, so long as the recipient continues to be an eligible recipient, 5,016,112 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,252,437 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 will cliff vest on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 143,102 LTIP Units as part of the termination benefits provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $21.3 million, $10.7 million and $4.5 million for the three years ended December 31, 2008, respectively. As of December 31, 2008, there were approximately 5,198,950 unvested LTIP Units and 55,520 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP grants is $39.8 million, provided there are no forfeitures.

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

        The Company achieved the performance hurdles for both performance periods in 2006 and 2007 and all units reserved under this plan were granted to each of the participants that was an employee at the conclusion of the last performance period in November 2007. The Company has recognized, in the condensed consolidated financial statements, $2.2 million and $2.1 million in compensation expense for the years ending December 31, 2007 and 2006, respectively.

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

        The Company has recorded no compensation expense under this plan for the year ended December 31, 2008, and $1.2 million and $0.8 million for the years ending December 31, 2007 and 2006, respectively.

2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. Under the 2006 Outperformance Plan, award recipients would share in a "performance pool" if the Company's total return to stockholders for the period from January 1, 2006 (measured based on the average closing price of the Company's common stock for the 20 trading days prior to January 1, 2006) to December 31, 2008 exceeded a cumulative total return to stockholders of 30%, including both share price appreciation and dividends paid. The size of the pool would be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $40 million, exclusive of accrued dividends. Each employee's award under the 2006 Outperformance Plan was designated as a specified percentage of the aggregate performance pool. The Company did not meet the cumulative return hurdles under the plan. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) "Stock Based Compensation." The fair value of the 2006 Outperformance Plan on the date of adoption was determined by the Company to be $4.1 million. In connection with its determination, the Company retained a firm that had experience in appraising similar plans and considered such appraisal in its determination of the fair value of the 2006 Outperformance Plan. Based on the vesting periods under the plan, the Company amortized 50% of the value into compensation expense over the first three years of the plan and will amortize 25% of the fair value in each of the years four and five. The Company recorded

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

16. Equity Based Compensation (Continued)

compensation expense of $1.1 million for each of the three years ended December 31, 2008, 2007 and 2006, respectively.

        The status of all of the LTIP grants as December 31, 2008 and 2007 is as follows:

	December 31, 2008		December 31, 2007
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	5,484	$11.47	1,683	$9.44
Granted	3,533	7.26	3,826	12.25
Converted to common stock	(895)	9.51	(20)	9.0
Forfeited	(55)	9.42	(5)	16.48

Ending balance(2)	8,067	$9.86	5,484	$11.47

(1)
Reflects balance at January 1, 2008 and January 1, 2007 for the periods ended December 31, 2008 and 2007, respectively.

(2)
Reflects balance at December 31, 2008 and 2007, respectively.

17. Stockholders' Equity

Common Stock

        In April 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan, or the Plan, pursuant to which it registered with the Securities and Exchange Commission and reserved for issuance 15,000,000 shares of its common stock. Under the terms of the Plan, stockholders who participate in the Plan may purchase shares of the Company's common stock directly from it, in cash investments up to $10,000. At the Company's sole discretion, it may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 5%. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of the Company's stock. The Company expects to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes. For the year ended December 31, 2007, the Company issued a total of approximately 330,297 common shares for a gross sales price of approximately $3.8 million. For the year ended December 31, 2008, the Company issued a total of approximately 181,593 common shares for a gross sales price of approximately $1.1 million.

        In May 2007, the Company issued 25,088 shares of common stock with a fair value at the date of grant of $0.3 million to its Board of Directors as part of their annual grants.

        In May 2008, the Company issued 37,812 shares of common stock with a fair value at the date of grant of $0.4 million to its Board of Directors as part of their annual grants.

        In May 2008, the Company entered into an equity distribution agreement with Wachovia Capital Markets, LLC ("Wachovia"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through Wachovia. Wachovia will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. For the year ended December 31, 2008, the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

17. Stockholders' Equity (Continued)

Company sold a total of 114,100 shares of common stock related to its equity distribution agreement with Wachovia raising net proceeds of approximately $0.9 million.

        For the year ended December 31, 2008, the Company issued a total of 235,183 shares of common stock related to employee compensation arrangements and employee separation agreements.

Stock Repurchase Program

        On October 8, 2008, the Company's Board of Directors authorized a stock repurchase program of up to 10,000,000 shares of our outstanding common stock, or approximately 16% of its outstanding common stock. Stock repurchases under this program will be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the year ended December 31, 2008, the Company repurchased a total of approximately 475,051 common shares for approximately $1.4 million.

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

        On July 22, 2008, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on August 15, 2008 to the stockholders of record as of the close of business on August 5, 2008.

        On October 8, 2008, the Company declared a cash dividend of $0.36 per share of common stock. On October 21, 2008, the Company declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on November 14, 2008 to the stockholders of record as of the close of business on November 4, 2008.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

17. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the years ended December 31, 2008, 2007 and 2006 is computed as follows (in thousands):

	2008	2007	2006
Numerator (Income)
Basic Earnings
Net income available to common stockholders	$698,741	$31,303	$37,205
Effect of dilutive securities
Income allocated to minority interest	77,484	2,699	5,072

Dilutive net income available to stockholders	$776,255	$34,002	$42,277

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	63,136	61,511	39,636
Effect of dilutive securities:
OP/LTIP units	7,001	3,576	5,328

Dilutive Shares	$70,137	65,087	44,964

18. Minority Interest

Operating Partnership

        Minority interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the minority interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total OP Units outstanding. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and minority interest in the accompanying condensed consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2008 and December 31, 2007, minority interest related to the aggregate limited partnership units of 8,067,211 and 5,683,118, represented an 11.37% and 8.43% interest in the Operating Partnership, respectively.

Joint Ventures

        In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. On July 9, 2008, Wakefield sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. The joint venture is consolidated in the condensed consolidated financial statements and Inland American's and Chain Bridge's capital are treated as minority interests. Income allocated to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

18. Minority Interest (Continued)

minority interest for the year ended December 31, 2008 and December 31, 2007 was $4.6 million and $0.2 million, respectively.

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

19. Risk Management and Derivative Activities

Derivatives

        The Company uses derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the Company's investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. For the year ended December 31, 2008, the Company's counterparties hold $30.2 million cash margin as collateral against its swap contracts.

        In January 2008, the Company adopted SFAS 159 and elected the fair value option for its bonds payable and its liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the year ended December 31, 2008, the Company recorded, in earnings, a mark-to-market unrealized gain of $15.0 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

19. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative financial instruments as of December 31, 2008 and 2007:

December 31, 2008	Notional Value	Strike Rate	Expiration Date	Fair Value
Interest rate swap	$5,100	4.18%	12/2010	$(291)
Interest rate swap	6,160	4.29	8/2012	(552)
Interest rate swap	3,290	4.80	12/2013	(435)
Interest rate swap	2,842	5.04	8/2018	(627)
Interest rate swap	5,492	4.76	3/2013	(642)
Interest rate swap	3,465	4.41	3/2010	(142)
Interest rate swap	4,000	4.66	11/2015	(536)
Interest rate swap	15,000	5.08	5/2016	(2,903)
Interest rate swap	34,000	5.07	5/2017	(7,109)
Interest rate swap	3,765	4.98	7/2015	(284)
Interest rate swap	3,567	4.98	6/2015	(272)
Interest rate swap	5,957	5.06	8/2015	(447)
Interest rate swap	23,300	4.99	12/2012	(1,875)
Interest rate swap	2,686	5.02	2/2016	(155)
Interest rate swap	20,000	5.05	6/2013	(1,652)
Interest rate swap	12,750	5.06	8/2017	(814)
Interest rate swap	7,700	5.30	5/2010	(356)
Interest rate swap	14,000	5.03	10/2015	(1,134)
Basis Swap	201,255	1.53	3/2015	(16)
Interest rate swap	323,505	5.53	6/2018	(32,398)
Basis Swap	5,000	3.08	12/2015	2
Basis Swap	15,000	3.33	6/2018	28
Interest rate swap	9,873	4.81	8/2014	(830)
Interest rate swap	3,000	4.89	6/2015	(255)
Interest rate swap	60,000	5.52	6/2016	(5,291)
Interest rate swap	16,200	5.52	6/2018	(991)
Interest rate swap	49,404	5.63	7/2016	(3,872)
Interest rate swap	30,000	5.46	9/2016	(6,517)
Interest rate swap	25,000	5.12	9/2016	(4,841)
Interest rate swap	37,500	5.10	4/2017	(7,504)
Interest rate swap	35,000	5.59	7/2017	(3,793)
Reverse interest rate swap	250,000	3.03	10/2009	4,648
Reverse interest rate swap	250,000	3.02	10/2009	4,641
Interest rate swap	11,400	4.78	9/2010	(687)

Total / weighted average	$1,495,211	4.03		$(77,902)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

19. Risk Management and Derivative Activities (Continued)

December 31, 2007	Notional Value	Strike Rate	Expiration Date	Fair Value
Interest rate swap	$5,100	4.18%	12/2010	$(53)
Interest rate swap	6,160	4.29	8/2012	(64)
Interest rate swap	3,290	4.80	12/2013	(102)
Interest rate swap	2,842	5.04	8/2018	(101)
Interest rate swap	5,492	4.76	3/2013	(165)
Interest rate swap	3,465	4.41	3/2010	(52)
Interest rate swap	4,000	4.66	11/2015	(83)
Interest rate swap	15,000	5.08	5/2016	(738)
Interest rate swap	34,000	5.07	5/2017	(1,614)
Interest rate swap	3,765	4.98	7/2015	(146)
Interest rate swap	3,567	4.98	6/2015	(140)
Interest rate swap	5,957	5.06	8/2015	(231)
Interest rate swap	23,300	4.99	12/2012	(979)
Interest rate swap	2,686	5.02	2/2016	(86)
Interest rate swap	20,000	5.05	6/2013	(841)
Interest rate swap	12,750	5.06	8/2017	(488)
Interest rate swap	7,700	5.30	5/2010	(268)
Interest rate swap	14,000	5.03	10/2015	(621)
Interest rate swap	323,505	5.53	6/2018	(23,468)
Basis Swap	5,000	6.36	12/2015	(17)
Basis Swap	15,000	6.61	6/2018	(49)
Interest rate swap	9,873	4.81	8/2014	(293)
Interest rate swap	3,000	4.89	6/2015	(99)
Interest rate swap	60,000	5.52	6/2016	(4,855)
Interest rate swap	16,200	5.52	6/2018	(1,349)
Interest rate swap	49,404	5.63	7/2016	(3,905)
Interest rate swap	13,200	5.06	2/2008	(5)
Interest rate swap	49,150	4.88	3/2008	(15)
Interest rate swap	30,000	5.46	9/2016	(2,206)
Interest rate swap	25,000	5.12	9/2016	(1,219)
Interest rate swap	37,500	5.10	4/2017	(1,749)
Interest rate swap	35,000	5.59	7/2017	(2,964)
Interest rate swap	11,400	4.78	9/2010	(315)

Total / weighted average	$856,307	5.35		$(49,280)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

19. Risk Management and Derivative Activities (Continued)

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one tenant that generates 10% or more of its total revenue. However, approximately 29.0% of the Company's rental and escalation revenue for the year ended December 31, 2008 is generated from two tenants in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

20. Off Balance Sheet Arrangements

Equity Notes of Collateralized Loan Obligations

        In December 2006, the Company acquired 40% of the residual equity interests in a collateralized loan obligation ("CLO") originated by Monroe Capital, LLC, a specialty finance company, for $16.7 million. The CLO includes collateral of approximately $400 million backed primarily by first lien senior secured loans. The Company also acquired a 12.5% and 33.5% residual equity interest in two third party CLOs. The Company determined the CLOs to be variable interest entities under FIN 46(R)-6 and that it was not the primary beneficiary; therefore, the financial statements of the CLOs were not consolidated into the condensed consolidated financial statements of the Company. On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending venture and contributed its CLO equity interests into the recapitalized entity. See Note 1 for additional information.

21. Quarterly Financial Information (Unaudited)

        The tables below reflect the Company's selected quarterly information for the Company for the years ended December 31, 2008, 2007 and 2006.

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(unaudited)
Total revenue	$86,219	$93,540	$93,016	$99,729
Income from continuing operations before minority interests	325,351	268,588	(15,968)	223,793
Income from continuing operations	290,136	238,764	(13,308)	200,504
Net income available to common stockholders	284,905	233,533	(18,539)	195,273
Net income per share—basic/diluted	4.51	$3.72	$(0.30)	$3.14
Weighted-average shares outstanding
basic	63,160,947	62,825,383	62,708,688	62,243,736
diluted	70,422,832	70,229,958	70,192,538	69,589,079

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

        The Company's real estate securities segment is focused on investing in a wide range of commercial real estate debt securities, including CMBS, REIT unsecured debt, credit tenant loans and unsecured subordinate securities of commercial real estate companies. The Company generates revenues from this segment by earning interest income and advisory fees from owning and managing these investments. Its operating expenses consist primarily of interest costs from financing its securities. The segment generates income from operations by earning advisory fees and a positive spread between the yield on its assets and the interest cost of its debt.

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

        The Company's joint venture (Wakefield Capital LLC) is an operating real estate segment is focused on senior living facilities located throughout the U.S. that are primarily leased under long-term triple-net leases. Triple-net leases generally require the lessee to pay all costs of operating the facility, including taxes and insurance and maintenance of the facility. The Company's net-leased facilities are currently located in Ohio, California, Indiana, Illinois, Kentucky, Kansas, North Carolina, Florida, Washington, Oregon, Wisconsin, Georgia, Oklahoma, Nebraska, Tennessee and Texas. Revenues from these assets are generated from rental income received from lessees of the facilities. The primary operating expense is interest costs related to financing the assets, The segment generates income from operations by leasing these facilities at a higher rate than the costs of owning and financing the assets.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

22. Segment Reporting (Continued)

        The following table summarizes segment reporting for the years ended December 31, 2008 and 2007 (in thousands):

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Healthcare Real Estate Joint Venture	Corporate Investments and Other(1)	Consolidated Total
Total revenues for the year ended
December 31, 2008	$171,792	$60,551	$62,524	$64,909	$12,728	$372,504
December 31, 2007	$204,056	$47,893	$78,962	$51,176	$33,226	$415,313
Income (loss) from continuing operations before minority interest for the year ended
December 31, 2008	703,097	(5,784)	7,639	38	96,774	801,764
December 31, 2007	76,951	(8,545)	15,538	3,933	(36,703)	51,174
Net income (loss) for the year ended
December 31, 2008	632,913	(5,207)	6,876	(4,881)	89,965	719,666
December 31, 2007	76,951	(8,543)	15,538	3,649	(39,759)	47,836
Total assets as of
December 31, 2008	$2,266,115	$515,577	$259,326	$732,513	$162,495	$3,936,026
December 31, 2007	$2,307,922	$534,661	$620,769	$731,796	$597,634	$4,792,782

(1)
Includes corporate level interest income, interest expense, other investments and general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

23. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the years ended December 31, 2008, 2007 and 2006 is presented below:

	2008	2007	2006
The acquisition of available for sale securities with warehouse deposit	—	(21,898)	(7,045)
Real estate debt investment pay-down due from servicer	—	(33,842)	—
Write-off of deferred financing cost in connection with FAS 159 implementation	34,605	—	—
Initial mark-to-market adjustment in connection with FAS 159 implementation	(340,835)	—	—
Elimination of available for sale securities due to acquisition of consolidated liabilities	—	(5,390)	—
Reduction of mortgage notes and loans payable due to acquisition of consolidated asset and release of mortgage escrow	—	1,485	—
Elimination of bonds payable due to acquisition of consolidated assets	—	(7,250)	—
Allocation of purchase price of operating real estate to deferred cost	(272)	(33,755)	—
Minority interest buy-out	(1,566)	—	—
Contribution of book value of assets to unconsolidated joint venture	112,097	—	—
Reclassification of prior-year construction in progress	(4,409)	—	—
Write-off of deferred lease cost, tenant improvements and below market lease adjustments related to lease termination	(3,456)	—	—
Application of tenant security deposit to receivable	1,990	—	—
Assignment of minority interest to joint venture	—	—	(15,081)
Write-off of deferred cost and straight-line rents in connection with disposition of operating real estate	—	27	609
Write-off of intangible in connection with the sale of joint venture interest	—	—	339
Assumption of loan in connection with acquisition of operating real estate	—	(19,499)	—
Deed in lieu of foreclosure of operating real estate	—	(7,525)	—

24. Subsequent Events (Unaudited)

        On January 20, 2009, the Company declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 16, 2009 to the stockholders of record as of the close of business on February 6, 2009.

        On January 20, 2009, the Company declared a dividend of $0.25 per share of common stock. The dividends are payable on February 27, 2009 to the stockholders of record as of January 28, 2009. The common stock dividends will be paid in a combination of 40% cash and 60% common stock.

        From January 1, 2009 to February 24, 2009 the Company repurchased approximately $40.0 million of its 7.25% exchangeable senior notes for $17.7 million. The Company will record a realized gain of $22.0 million in connection with the repurchase of its notes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
987 Eighth Avenue, NY, NY	—	—	2,645	—	—	—	2,645	2,645	882	1,763	Mar-99	Various
36 West 34 Street, NY, NY	—	—	4,440	11	65	11	4,505	4,516	1,106	3,410	Mar-99	Various
701 Seventh Avenue, NY, NY	—	—	3,246	—	—	—	3,246	3,246	2,294	952	Mar-99	Various
Los Angeles, CA	52,231	5,837	55,030	—	(5,580)	5,837	49,450	55,286	6,531	48,755	Jan-05	40 years
Salt Lake Cit, UT	15,863	672	19,739	—	264	672	20,003	20,675	2,419	18,256	Aug-05	40 years
Auburn Hills, MI	11,447	2,980	8,607	—	—	2,980	8,607	11,587	1,295	10,292	Sep-05	40 years
Rancho Cordova, CA	10,970	3,060	9,360	—	—	3,060	9,360	12,420	1,106	11,314	Sep-05	40 years
Camp Hill, PA	25,279	5,900	19,510	—	—	5,900	19,510	25,410	2,663	22,747	Sep-05	40 years
Springdale, OH	19,208	3,030	20,469	—	1,992	3,030	22,461	25,491	2,100	23,391	Dec-05	40 years
Springdale, OH	16,586	2,470	17,821	—	—	2,470	17,821	20,291	1,815	18,476	Dec-05	40 years
Springdale, OH	15,686	1,500	17,690	—	—	1,500	17,690	19,190	1,801	17,389	Dec-05	40 years
Rockaway, NJ	17,341	6,118	15,664	—	28	6,118	15,692	21,810	1,331	20,479	Mar-06	40 years
Indianapolis, IN	28,472	1,670	32,306	—	—	1,670	32,306	33,976	2,487	31,489	Mar-06	40 years
Albemarle, NC	2,275	267	2,646	—	234	267	2,880	3,147	152	2,995	Oct-06	40 years
Blountstown, FL	3,702	378	5,069	—	—	378	5,069	5,447	312	5,135	Jul-06	40 years
Brevard, NC	1,725	145	2,100	—	267	145	2,367	2,512	120	2,392	Oct-06	40 years
Roxboro, NC	3,284	262	3,251	—	6	262	3,257	3,519	213	3,306	May-06	40 years
Charlotte, NC	2,500	350	2,826	—	418	350	3,244	3,594	172	3,422	Oct-06	40 years
East Arlington, TX	3,413	3,619	842	—	—	3,619	842	4,461	34	4,427	May-07	40 years
Elk Park, NC	3,000	250	4,215	—	—	250	4,215	4,465	127	4,338	Oct-07	40 years
Windsor House, NC	3,000	991	3,935	—	65	991	4,000	4,991	120	4,871	Oct-07	40 years
Yanceyville, NC	5,000	259	7,155	—	137	259	7,292	7,551	218	7,333	Oct-07	40 years
Wichita, KS	9,135	2,282	10,418	—	12	2,282	10,430	12,712	271	12,441	Dec-07	40 years
Edenton, NC	3,000	306	4,142	—	70	306	4,212	4,518	126	4,392	Oct-07	40 years
Haysville, NC	3,000	157	4,291	—	18	157	4,309	4,466	130	4,336	Oct-07	40 years
Clemmons, NC	3,250	337	2,876	—	1,578	337	4,454	4,791	134	4,657	Apr-07	40 years
Grove City	1,862	613	6,813	—	86	613	6,899	7,512	268	7,244	Jun-07	40 years
Franklin, WI	6,366	872	3,903	—	—	872	3,903	4,775	191	4,584	Jan-07	40 years
Denmark, WI	1,219	241	1,668	—	—	241	1,668	1,909	82	1,827	Jan-07	40 years
Green Bay, WI	3,173	638	3,508	—	—	638	3,508	4,146	172	3,974	Jan-07	40 years
Kenosha, WI	4,130	697	4,679	—	—	697	4,679	5,376	229	5,147	Jan-07	40 years
Madison, WI	4,275	764	4,485	—	—	764	4,485	5,249	220	5,029	Jan-07	40 years
Manitowoc, WI	5,017	811	5,008	—	—	811	5,008	5,819	245	5,574	Jan-07	40 years
Mcfarland, WI	3,833	703	4,793	—	—	703	4,793	5,496	235	5,261	Jan-07	40 years
Racine, WI	10,050	1,609	10,359	—	—	1,609	10,359	11,968	507	11,461	Jan-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2008
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Menomonmee, WI	6,075	1,011	4,837	—	—	1,011	4,837	5,848	237	5,611	Jan-07	40 years
Sheboygan, WI	9,300	1,542	10,141	—	—	1,542	10,141	11,683	496	11,187	Jan-07	40 years
Stevens Point, WI	8,487	1,837	12,458	—	—	1,837	12,458	14,295	610	13,685	Jan-07	40 years
Stoughton, WI	1,686	349	2,205	—	—	349	2,205	2,554	108	2,446	Jan-07	40 years
Wausau, WI	7,553	498	9,214	—	—	498	9,214	9,712	451	9,261	Jan-07	40 years
Two Rivers, WI	2,708	1,421	3,281	—	—	1,421	3,281	4,702	160	4,542	Jan-07	40 years
Wisconsin Rapids, WI	1,129	416	2,868	—	—	416	2,868	3,284	140	3,144	Jan-07	40 years
Lancaster, OH	2,605	294	5,938	0	262	294	6,200	6,494	242	6,252	Jun-07	40 years
Marysville, OH	1,673	2,218	5,017	—	106	2,218	5,123	7,341	195	7,146	Jun-07	40 years
Indianapolis, IN	2,251	210	2,511	—	—	210	2,511	2,721	97	2,624	Jun-07	40 years
Castletown, IN	6,813	677	8,077	—	—	677	8,077	8,754	311	8,443	Jun-07	40 years
Chesterfield, IN	4,075	815	4,204	—	—	815	4,204	5,019	162	4,857	Jun-07	40 years
Columbia City, IN	8,079	1,034	6,390	—	—	1,034	6,390	7,424	246	7,178	Jun-07	40 years
Dunkirk, IN	2,132	310	2,299	—	—	310	2,299	2,609	89	2,520	Jun-07	40 years
Fort Wayne, IN	4,895	1,478	4,409	—	—	1,478	4,409	5,887	170	5,717	Jun-07	40 years
Hartford City, IN	2,096	199	1,782	—	—	199	1,782	1,981	69	1,912	Jun-07	40 years
Hobart, IN	5,958	1,835	5,019	—	—	1,835	5,019	6,854	193	6,661	Jun-07	40 years
Huntington, IN	4,548	526	5,037	—	—	526	5,037	5,563	194	5,369	Jun-07	40 years
LaGrange, IN	519	47	584	—	—	47	584	631	22	609	Jun-07	40 years
LaGrange, IN	5,115	446	5,494	—	—	446	5,494	5,940	212	5,728	Jun-07	40 years
Middletown,IN	3,424	132	4,750	—	—	132	4,750	4,882	183	4,699	Jun-07	40 years
Mooresville, IN	1,530	631	4,187	—	—	631	4,187	4,818	161	4,657	Jun-07	40 years
Peru, IN	6,457	502	7,135	—	—	502	7,135	7,637	275	7,362	Jun-07	40 years
Plymouth, IN	5,278	128	5,538	—	—	128	5,538	5,666	213	5,453	Jun-07	40 years
Portage, IN	7,071	1,438	7,988	—	—	1,438	7,988	9,426	308	9,118	Jun-07	40 years
Rockport, IN	1,723	253	2,092	—	—	253	2,092	2,345	81	2,264	Jun-07	40 years
Rushville, IN	554	62	1,177	—	—	62	1,177	1,239	45	1,194	Jun-07	40 years
Rushville, IN	4,108	310	5,858	—	—	310	5,858	6,168	226	5,942	Jun-07	40 years
Sullivan, IN	891	102	441	—	—	102	441	543	17	526	Jun-07	40 years
Sullivan, IN	4,930	1,794	4,469	—	—	1,794	4,469	6,263	172	6,091	Jun-07	40 years
Syracuse, IN	3,514	125	4,564	—	—	125	4,564	4,689	176	4,513	Jun-07	40 years
Tipton, IN	8,114	1,102	5,155	—	5,670	1,102	10,825	11,927	237	11,690	Jun-07	40 years
Wasbash, IN	3,711	1,451	4,154	—	—	1,451	4,154	5,605	160	5,445	Jun-07	40 years
Wabash, IN	1,308	1,060	870	—	—	1,060	870	1,930	33	1,897	Jun-07	40 years
Wakarusa, IN	6,492	153	7,111	—	—	153	7,111	7,264	274	6,990	Jun-07	40 years
Wakarusa, IN	10,084	289	13,420	—	—	289	13,420	13,709	517	13,192	Jun-07	40 years
Warsaw, IN	3,658	319	3,721	—	—	319	3,721	4,040	143	3,897	Jun-07	40 years
Sullivan II	—	494	—	—	—	494	—	494	—	494	Jun-07	40 years
Huntington II	—	120	—	—	—	120	—	120	—	120	Jun-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2008
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Middletown II	—	52	—	—	—	52	—	52	—	52	Jun-07	40 years
Rockport II	—	366	—	—	—	366	—	366	—	366	Jun-07	40 years
Warsaw II	—	77	—	—	—	77	—	77	—	77	Jun-07	40 years
Raleigh, NC	3,250	156	3,859	—	2,546	156	6,405	6,561	193	6,368	Apr-07	40 years
Daly City, CA	3,463	3,297	1,377	—	426	3,297	1,803	5,100	52	5,048	Aug-07	40 years
Daly City, CA	7,937	—	10,707	—	1,279	—	11,986	11,986	1,092	10,894	Aug-07	40 years
Washington Crt Hse, OH	1,974	341	5,123	13	94	354	5,217	5,571	200	5,371	Jun-07	40 years
Harrisburg, IL	3,690	191	5,055	—	3	191	5,058	5,249	247	5,002	Jun-07	40 years
Clinton, OK	1,355	225	3,512	—	364	225	3,876	4,101	200	3,901	Jan-07	40 years
Olney, IL	4,243	109	5,418	—	24	109	5,442	5,551	268	5,283	Jan-07	40 years
Vandalia, IL	7,345	82	7,968	—	—	82	7,968	8,050	390	7,660	Jan-07	40 years
Paris, IL	6,836	187	6,796	—	6	187	6,802	6,989	333	6,656	Jan-07	40 years
Rantoul, IL	5,639	151	5,376	—	1	151	5,377	5,528	263	5,265	Jan-07	40 years
Robinson, IL	4,006	219	4,745	—	32	219	4,777	4,996	234	4,762	Jan-07	40 years
Cincinatti, OH	11,468	2,052	15,775	—	653	2,052	16,428	18,480	814	17,666	Jan-07	40 years
Memphis, TN	14,681	4,770	14,303	—	118	4,770	14,421	19,191	706	18,485	Jan-07	40 years
Charleston, IL	5,862	485	6,210	—	1	485	6,211	6,696	303	6,393	Jan-07	40 years
Caroltton, GA	2,988	816	4,225	—	61	816	4,286	5,102	213	4,889	Jan-07	40 years
Kingfisher, OK	3,994	128	5,495	—	267	128	5,762	5,890	284	5,606	Jan-07	40 years
Elk City, OK	4,384	143	6,720	—	365	143	7,085	7,228	358	6,870	Jan-07	40 years
Olney, IL	2,463	57	2,896	—	2	57	2,898	2,955	142	2,813	Jan-07	40 years
Effingham, IL	4,617	340	4,993	—	14	340	5,007	5,347	246	5,101	Jan-07	40 years
Fairfield, IL	6,418	153	7,897	—	11	153	7,908	8,061	387	7,674	Jan-07	40 years
Fullerton, CA	7,631	4,065	8,563	—	124	4,065	8,687	12,752	428	12,324	Jan-07	40 years
La Vista, NE	4,296	562	4,965	—	23	562	4,988	5,550	245	5,305	Jan-07	40 years
Mattoon,IL	6,954	227	7,532	—	7	227	7,539	7,766	369	7,397	Jan-07	40 years
Mattoon, IL	5,677	210	6,870	—	4	210	6,874	7,084	336	6,748	Jan-07	40 years
Stephenville, TX	6,187	507	6,458	13	17	520	6,475	6,995	317	6,678	Jan-07	40 years
Fullerton, CA	797	1,357	871	—	6	1,357	877	2,234	43	2,191	Jan-07	40 years
Rockford, IL	4,961	1,101	4,813	—	8	1,101	4,821	5,922	236	5,686	Jan-07	40 years
Effingham, IL	553	211	1,143	—	3	211	1,146	1,357	56	1,301	Jan-07	40 years
Santa Ana, CA	7,934	2,281	7,045	—	131	2,281	7,176	9,457	355	9,102	Jan-07	40 years
Sycamore, IL	8,509	816	9,896	—	24	816	9,920	10,736	486	10,250	Jan-07	40 years
Oklahoma City, OK	4,453	757	5,182	3	308	760	5,490	6,250	271	5,979	Jan-07	40 years
Garden Grove, CA	11,228	6,960	5,925	—	186	6,960	6,111	13,071	316	12,755	Jan-07	40 years
Weatherford, OK	4,519	229	5,599	—	326	229	5,925	6,154	296	5,858	Jan-07	40 years
Mt. Sterling, KY	7,629	599	10,001	—	2,419	599	12,420	13,019	484	12,535	Feb-07	40 years
Tuscola, IL	4,185	237	4,728	—	4	237	4,732	4,969	248	4,721	Jan-07	40 years
Burnsville, NC	3,000	521	4,670	—	576	521	5,246	5,767	147	5,620	Oct-07	40 years
Windsor, NC	—	397	—	—	—	397	—	397	—	397	Feb-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2008
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Cherry Springs, NC	2,772	164	3,215	—	279	164	3,494	3,658	208	3,450	Jun-06	40 years
Bremerton, NC	6,720	964	8,156	—	115	964	8,271	9,235	437	8,798	Dec-06	40 years
Sterling, IL	2,009	129	5,603	—	597	129	6,200	6,329	420	5,909	May-06	40 years
Clinton, NC	2,324	283	5,084	—	253	283	5,337	5,620	361	5,259	May-06	40 years
Winter Garden, FL	4,930	1,693	5,805	—	2,666	1,693	8,471	10,164	425	9,739	May-06	40 years
Brevard, NC	2,087	328	2,532	—	28	328	2,560	2,888	166	2,722	May-06	40 years
Black Mountain, NC	4,873	468	5,786	—	—	468	5,786	6,254	356	5,898	Jul-06	40 years
Hillsboro, OR	33,300	3,954	39,193	—	41	3,954	39,234	43,188	2,002	41,186	Dec-06	40 years
Wendell, NC	2,332	212	2,279	—	615	212	2,894	3,106	160	2,946	May-06	40 years
Winston-Salem, NC	3,507	1,269	6,349	—	736	1,269	7,085	8,354	449	7,905	May-06	40 years
Gastonia, NC	1,839	345	1,392	—	105	345	1,497	1,842	92	1,750	May-06	40 years
Morris, IL	6,951	568	8,509	—	411	568	8,920	9,488	571	8,917	May-06	40 years
Williamston, NC	3,179	265	2,925	—	5	265	2,930	3,195	192	3,003	May-06	40 years
Chenita Group Home	—	73	249	—	—	73	249	322	6	316	Jan-08	40 years
Whispering Oaks	—	244	1,359	—	—	244	1,359	1,603	33	1,571	Jan-08	40 years
Twin Oaks Living	—	58	1,027	—	—	58	1,027	1,085	26	1,059	Jan-08	40 years
Twin Oaks Care	—	42	747	—	—	42	747	789	18	771	Jan-08	40 years
Salem Annex	—	11	90	—	—	11	90	102	2	100	Jan-08	40 years
Aurora, CO	33,329	2,650	35,786	24	—	2,674	35,786	38,460	2,376	36,084	Jul-06	40 years
North Attleboro, MA	4,725	—	5,445	—	—	—	5,445	5,445	377	5,068	Sep-06	40 years
Bloomingdale, IL	5,753	—	5,810	—	—	—	5,810	5,810	404	5,406	Sep-06	40 years
Concord Holdings, NH	8,404	2,145	9,216	—	—	2,145	9,216	11,361	651	10,710	Sep-06	40 years
Melville, NY	4,463	—	3,187	—	—	—	3,187	3,187	249	2,938	Sep-06	40 years
Millbury, MA	4,744	—	5,994	—	—	—	5,994	5,994	372	5,622	Sep-06	40 years
Wichita, KS	6,149	1,325	5,584	—	—	1,325	5,584	6,909	373	6,536	Sep-06	40 years
Keene, NH	6,791	3,033	5,919	—	—	3,033	5,919	8,952	406	8,546	Sep-06	40 years
Fort Wayne, IN	3,479	—	3,642	—	—	—	3,642	3,642	272	3,370	Sep-06	40 years
Portland, ME	4,824	—	6,687	—	—	—	6,687	6,687	667	6,020	Sep-06	40 years
Milpitas, CA	22,548	16,800	8,847	—	—	16,800	8,847	25,647	669	24,978	Feb-07	40 years
Columbus, OH	23,788	4,375	29,181	—	89	4,375	29,270	33,645	991	32,654	Nov-07	40 years
Fort Mill, SC	30,685	3,300	31,554	—	—	3,300	31,554	34,854	1,609	33,245	Mar-07	40 years
Reading, PA	19,153	3,225	21,792	—	—	3,225	21,792	25,017	840	24,177	Jun-07	40 years
	—	—	—	—	—	—	—	—	—	—

	$910,620	$160,773	$1,011,560	$64	$22,072	$160,837	$1,033,632	$1,194,469	$67,469	$1,127,000

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in Thousands, Except per Share Data)

        The changes in real estate for the year ended December 31, 2008, December 31, 2007 and December 31, 2006 are as follows:

	2008	2007	2006
Balance at beginning of period	$1,172,580	$483,045	$205,708
Property acquisitions	3,989	688,766	286,919
Improvements	24,698	2,429	26
Impairments	(5,580)	—	—
Assets held for sale	—	—	—
Retirements/disposals	(1,218)	(1,660)	(9,608)

Balance at end of period	$1,194,469	$1,172,580	$483,045

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, auto and furniture and fixtures, for the period ended December 31, 2008, December 31, 2007 and December 31, 2006 are as follows:

	2008	2007	2006
Balance at beginning of period	$38,444	$14,437	$7,000
Depreciation for the period	30,243	24,032	9,203
Assets held for sale	—	—	—
Retirements/disposals	(1,218)	(25)	(1,766)

Balance at end of period	$67,469	$38,444	$14,437

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

December 31, 2008 (in thousands)

Type	Description	Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans	Number of Loans
Junior Participation—Float < 3% of total carrying amount	Office	LIBOR + 1.50–7.00	7/9/2010–4/15/2012	I/O	$199,704	$76,542	$76,305	5
	Construction	2.23–4.28	4/1/2011–2/22/2013	I/O	267,052	56,519	56,164	3
	Land	5.70–22.50	3/1/2009–8/9/2010	I/O	148,077	58,462	58,086	2
	Retail	2.40	9/9/2009	I/O	49,000	10,000	10,000	1
Junior Participation—Fixed < 3% of total carrying amount	Office	6.13–8.44	10/1/2015–5/11/2016	I/O	$178,837	$29,000	$24,349	2
Mezzanine—Fixed*	Office	10.85	6/15/2016	I/O	410,000	63,301	64,379	1
Mezzanine—Fixed < 3% of total carrying amount	Multifamily	11.30–18	10/1/2011–2/11/2012	I/O	221,892	63,762	62,371	6
	Office	8.00–15.00	4/1/2011–7/10/2016	I/O	50,537	8,165	8,236	2
	Healthcare	15.00	2/1/2009	I/O	4,059	611	611	1
	Hotel	10.00	12/1/2013	I/O	50,494	11,134	8,542	1
	Land	11.30–18.00	8/1/2009–4/1/2011	I/O	66,882	14,183	10,653	2
	Retail	10.53–17.25	4/1/2011–5/1/2017	I/O	216,159	37,467	37,646	2
Mezzanine—Float*	Hotel	LIBOR + 7.20	2/9/2012	I/O	741,205	88,978	88,374	1
	Retail	3.75	7/1/2011	I/O	936,368	103,526	102,121	1
Mezzanine—Float < 3% of total carrying amount	Condo	LIBOR + 5.75–8.00	1/9/2011–7/1/2011	I/O	68,954	27,624	27,520	3
	Hotel	2.50–4.50	10/12/2010–5/9/2012	I/O	2,459,800	122,229	121,826	4
	Office	6.36	7/9/2010	I/O	53,148	7,704	7,705	1
	Retail	1.75	8/9/2010	I/O	570,000	16,000	16,000	1
	Multifamily	3.5	4/1/2012	I/O	149,142	61,083	61,008	3
	Various	3.33	2/9/2012	I/O	287,311	44,000	39,213	1
Other—Fixed < 3% of total carrying amount	Other	5.53	6/25/2018	I/O	—	6,190	6,190	1
Other—Floating < 3% of total carrying amount	Multifamily	LIBOR + 1.50	3/23/2011	I/O	—	10,000	10,000	1
	Retail	1.75	12/16/2010	I/O	—	6,609	6,609	1
Whole Loan—Fixed < 3% of total carrying amount	Office	7.03–9.00	5/1/2011–7/10/2016	I/O	—	81,637	81,532	3
	Industrial	5.07–5.78	6/1/2015–8/1/2015	P&I	—	12,747	12,808	3
	Healthcare	9.00	8/30/2010	I/O	—	1,830	1,913	2
Whole Loan—Float*	Retail	LIBOR + 2.75%	10/1/2010	I/O	—	72,682	72,230	1
Whole Loan—Float < 3% of total carrying amount	Hotel	LIBOR + 2.00–4.00	12/1/2010–12/1/2013	I/O	—	104,600	104,205	5
	Industrial	1.65–2.70	6/1/2010–8/1/2012	I/O	—	51,085	50,942	4
	Land	2.75–5.84	4/1/2009–4/1/2012	I/O	10,975	103,643	103,205	7
	Multifamily	1.25–3.25	10/9/2009–10/1/2013	I/O	—	338,179	336,664	14
	Office	1.95–4.50	2/10/2009–7/1/2012	I/O	—	279,320	276,319	17
	Construction	3.50–5.65	10/1/2009–6/1/2012	I/O	12,230	42,826	42,160	4
	Various	3.00–3.90	2/06/2012–8/1/2012	I/O	—	61,908	61,584	2

Total					$7,151,826	$2,073,546	$2,047,470	108

*
Represents loans greater than 3% of the total carrying amount which may require individual disclosure

(1)
Interest only, or I/O; Principal and Interest, or P&I.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

	2008	2007	2006
Balance at beginning of period	$2,007,022	$1,571,510	$681,106
Additions during the year:
New loans and additional advances on existing loans	335,618	1,102,671	1,335,614
Acquisition cost and (fees)	122	(9,986)	(6,560)
Premiums/(Discounts)	(3,219)	(4,079)	(5,730)
Amortization of acquisition costs, fees, premiums and discounts	9,928	8,430	2,287
Deductions:
Collection of principal	302,001	661,524	435,207

Balance at end of period	$2,047,470	$2,007,022	$1,571,510

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

  (b)
  Attestation report of the registered public accounting firm.

        Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Grant Thornton has issued an attestation report, which is included in Part II, Item 8. of this Form 10-K.

  (c)
  Changes in internal control over financial reporting.

        There have been no changes in the Company's internal control over financial reporting during the most recent quarter ended December 31, 2008 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

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

Item 11.    Executive Compensation*

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13.    Certain Relationships and Related Transactions and Directors Independence*

Item 14.    Principal Accountant Fees and Services*

*
The information that is required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company's fiscal year ending December 31, 2008.

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
3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)
3.5
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)
3.6
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.1
Security Agreement dated as of August 21, 2003, among N-Star Real Estate CDO I Ltd., as Issuer, LaSalle Bank National Association, as trustee, and LaSalle Bank National Association, as collateral agent and as accountholder
10.2	Security Agreement dated as of July 1, 2004, between N-Star Real Estate CDO II Ltd., as Issuer and LaSalle Bank National Association, as trustee and as accountholder
10.3
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
10.10	Indenture dated as of March 10, 2005, among N-Star Real Estate CDO III Ltd., as Issuer, N-Star Real Estate CDO III Corp., as Co-Issuer and Wells Fargo Bank, National Association, as trustee
10.11
Indenture dated as of June 14, 2005, among N-Star REL CDO IV Ltd., as Issuer, N-Star REL CDO IV Corp., as Co-Issuer, NS Advisors, LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee
10.12	Indenture dated as of September 22, 2005, among N-Star Real Estate CDO V Ltd., as Issuer, N-Star Real Estate CDO V Corp., as Co-Issuer and LaSalle Bank National Association, as trustee
10.13
Junior Subordinated Indenture, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.14
Amended and Restated Trust Agreement, dated as of March 10, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and Andrew Richardson, David Hamamoto and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.32 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.15
Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.16
Indenture dated as of March 17, 2006, among N-Star REL CDO VI Ltd., as Issuer, N-Star REL CDO VI LLC, as Co-Issuer, NS Advisors, LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee
10.17	Indenture dated as of June 22, 2006, between N-Star Real Estate CDO VII Ltd., as Issuer, and LaSalle Bank National Association, as trustee
10.18
Junior Subordinated Indenture, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.39 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

Exhibit Number	Description of Exhibit
10.19	Amended and Restated Trust Agreement, dated as of August 1, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.40 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.20
Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)
10.21
Junior Subordinated Indenture, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.42 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.22
Amended and Restated Trust Agreement, dated as of October 6, 2006, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.43 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)
10.23
Indenture dated as of December 7, 2006, among N-Star REL CDO VIII Ltd., as Issuer, N-Star REL CDO VIII LLC, as Co-Issuer, NS Advisors, LLC, as advancing agent and Wells Fargo Bank, National Association, as trustee
10.24
Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)
10.25	Indenture dated as of February 28, 2007, between N-Star Real Estate CDO IX Ltd., as Issuer, and LaSalle Bank National Association, as trustee
10.26
Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.27
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
10.28
Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.29
Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)
10.30
Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed May 29, 2007)

Exhibit Number	Description of Exhibit
10.31	Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.32
Amended and Restated Trust Agreement, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.33
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.34
Indenture dated as of June 18, 2007, between NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
10.35
Master Repurchase Agreement, dated as of August 8, 2007, by and among NRFC JP Holdings, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.56 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.36
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.37
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.38
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.39
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Richard J. McCready (incorporated by reference to Exhibit 99.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.40
Credit Agreement, dated as of November 6, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XII, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.41
Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.54 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

Exhibit Number	Description of Exhibit
10.42	Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
10.43
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)
10.44
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.45
Amendment No. 1 to Master Repurchase Agreement, dated as of October 7, 2008, by and among NRFC JP Holdings, LLC, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.46
Amended and Restated Guarantee Agreement, dated as of October 7, 2008, made by NorthStar Realty Finance Corp., in favor of JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 25, 2009.

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

Signature	Title	Date

/s/ DAVID T. HAMAMOTO David T. Hamamoto	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2009
/s/ ANDREW C. RICHARDSON Andrew C. Richardson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2009
/s/ LISA MEYER Lisa Meyer	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2009
/s/ PRESTON BUTCHER Preston Butcher	Director	February 25, 2009
/s/ JUDITH A. HANNAWAY Judith A. Hannaway	Director	February 25, 2009
/s/ WESLEY D. MINAMI Wesley D. Minami	Director	February 25, 2009
/s/ LOUIS J. PAGLIA Louis J. Paglia	Director	February 25, 2009
/s/ FRANK V. SICA Frank V. Sica	Director	February 25, 2009