Form 10-Q
period 2009-03-31
NORTHSTAR REALTY
filed 2009-05-07
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

        The Company has one class of common stock, par value $0.01 per share, 66,789,372 shares outstanding as of May 7, 2009.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
For the Three Months Ended March 31, 2009

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS:
Cash and cash equivalents	$121,343	$134,039
Restricted cash	153,830	163,157
Operating real estate—net	1,118,569	1,127,000
Available for sale securities, at fair value	187,597	221,143
Real estate debt investments, net	1,996,021	1,976,864
Real estate debt investments, held-for-sale	39,193	70,606
Investments in and advances to unconsolidated ventures	64,788	101,507
Receivables, net of allowance of $840 and $0 in 2009 and 2008, respectively	21,779	24,806
Unbilled rents receivable	8,463	7,993
Derivative instrument, at fair value	7,086	9,318
Deferred costs and intangible assets, net	73,253	79,633
Other assets	27,975	27,660

Total assets	$3,819,897	$3,943,726

LIABILITIES:
Mortgage notes and loans payable	908,413	910,620
Exchangeable senior notes	174,513	233,273
Bonds payable, at fair value	393,114	468,638
Credit facilities	13,226	44,881
Secured term loans	397,380	403,907
Liability to subsidiary trusts issuing preferred securities, at fair value	67,721	69,617
Repurchase obligations	528	176
Obligations under capital leases	3,548	3,555
Accounts payable and accrued expenses	19,722	27,478
Escrow deposits payable	40,955	46,353
Derivative liability, at fair value	77,164	87,220
Other liabilities	32,787	34,248

Total liabilities	2,129,071	2,329,966
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 66,787,592 and 62,906,693 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	673	634
Additional paid-in capital	630,437	620,028
Treasury stock, 475,051 shares held at March 31, 2009 and December 31, 2008, respectively	(1,384)	(1,384)
Retained earnings	717,743	648,860
Accumulated other comprehensive loss	(106,356)	(94,343)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,482,485	1,415,167
Non-controlling interest	208,341	198,593

Total equity	1,690,826	1,613,760
Total liabilities and stockholders' equity	$3,819,897	$3,943,726

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenues and other income:
Interest income	$36,784	$63,705
Interest income—related parties	4,507	3,761
Rental and escalation income	27,248	28,957
Advisory and management fee income—related parties	1,691	2,330
Other revenue	168	976

Total revenues	70,398	99,729
Expenses:
Interest expense	34,112	55,458
Real estate properties—operating expenses	2,127	2,048
Asset management fees—related parties	853	2,106
Provision for loan losses	21,462	750
General and administrative:
Salaries and equity based compensation(1)	11,610	11,730
Auditing and professional fees	2,263	2,441
Other general and administrative	3,582	3,883

Total general and administrative	17,455	18,054
Depreciation and amortization	14,814	9,938

Total expenses	90,823	88,354
Income (loss) from operations	(20,425)	11,375
Equity in (loss)/earnings of unconsolidated ventures	(4,418)	(178)
Unrealized gain on investments and other	90,661	210,945
Realized gain on investments and other	36,913	10

Consolidated net income	102,731	222,152
Net income attributable to the non-controlling interests	(12,864)	(23,116)
Preferred stock dividends	(5,231)	(5,231)

Net income attributable to NorthStar Realty Finance Corp. common stockholders	$84,636	$193,805

Net income attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$1.32	$3.11

Weighted average number of shares of common stock:
Basic	64,348,264	62,243,736
Diluted	72,255,413	69,589,079

(1)
The three months ended March 31, 2009 and 2008 include $5,144 and $6,991 of equity based compensation expense, respectively.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

(Unaudited)

	NorthStar Realty Finance Corp.
	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders Equity	Non- controlling Interests	Total Stockholders Equity
Balance at December 31, 2007	$100	61,719	$617	$843,433	—	$(179,293)	$(40,879)	$623,978	$20,232	$644,210
Equity component of exchangeable senior notes	—	—	—	2,451	—	—	—	2,451	—	2,451
Proceeds from dividend reinvestment and stock purchase plan	—	182	2	1,139	—	—	—	1,141	—	1,141
Proceeds equity distribution agreement	—	114	1	875	—	—	—	876	—	876
Stock awards	—	273	3	2,411	—	—	—	2,414	22,266	24,680
Purchase of treasury shares	—	(475)	—	—	(1,384)	—	—	(1,384)	—	(1,384)
Comprehensive loss	—	—	—	—		(6,016)	—	(6,016)	(633)	(6,649)
Conversion of OP/LTIP units	—	1,094	11	10,991	—	—	—	11,002	(11,002)	—
SFAS No. 159 beginning balance adjustment	—	—	—	—	—	90,966	170,577	261,543	22,743	284,286
Cash dividends on common stock	—	—	—	—	—	—	(90,069)	(90,069)	(22,312)	(112,381)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Issuance of shares of preferred stock								—	94,822	94,822
Net income	—	—	—	—	—	—	630,156	630,156	72,477	702,633

Balance at December 31, 2008	$100	62,907	$634	$861,300	(1,384)	$(94,343)	$648,860	$1,415,167	$198,593	$1,613,760
Equity component of exchangeable senior notes	—	—	—	(2,385)	—	—	—	(2,385)	—	(2,385)
Proceeds from dividend reinvestment and stock purchase plan	—	5	—	14	—	—	—	14	—	14
Amortization of equity based compensation	—	—	—	1	—	—	—	1	5,143	5,144
Comprehensive loss	—	—	—	—	—	(12,013)	—	(12,013)	(1,471)	(13,484)
Conversion of OP/LTIP units	—	160	2	2,169	—	—	—	2,171	(2,171)	—
Stock dividends	—	3,716	37	10,610	—	—	(9,608)	1,039	(1,039)	—
Cash dividends on common stock	—	—	—	—	—	—	(6,145)	(6,145)	—	(6,145)
Cash dividends on preferred stock	—	—	—	—	—	—	(5,231)	(5,231)	—	(5,231)
Cash distribution to non-controlling interests	—	—	—	—	—	—	—	—	(3,578)	(3,578)
Net income							89,867	89,867	12,864	102,731

Balance at March 31, 2009	$100	66,788	$673	$871,709	(1,384)	$(106,356)	$717,743	$1,482,485	$208,341	$1,690,826

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net income	$102,731	$222,152
Unrealized gain (loss) on available for sale securities	(15,860)	(13,172)
Change in fair value of derivatives	979	(6,396)
Reclassification adjustment for gains included in net income	1,397	1,240

Comprehensive Income	89,247	203,824
Less: Comprehensive Income attributable to the non-controlling interests	11,393	20,681

Comprehensive Income attributable to NorthStar Realty Finance Corp.	$77,854	$183,143

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net cash provided by operating activities	$8,863	$23,937
Cash flows from investing activities:
Acquisition of operating real estate, net	—	(6,476)
Improvement of Operating real estate	(1,299)	—
Acquisition of available for sale securities	(17,114)	—
Proceeds from disposition of securities available for sale	16,501	—
Available for sale securities repayments	216	1,543
Originations/acquisitions of real estate debt investments	(121,677)	(58,931)
Real estate debt investment repayments	6,622	98,694
Proceeds from the sale of real estate debt investments	101,513	—
Real estate debt investment acquisition costs	(116)	—
Corporate debt investment acquisitions	—	(16,148)
Corporate debt investment repayments	—	15,567
Proceeds from disposition of corporate debt investment	—	27,420
Other loans receivable	(1,070)	—
Other loans receivable repayment	—	10,000
Restricted cash used for investment activities	(443)	22,836
Acquisition deposits	—	(3,574)
Distributions from unconsolidated ventures	6,952	462

Net cash (used in) investing activities	(9,915)	91,393
Cash flows from financing activities:
Collateral held by broker	—	(830)
Collateral held by swap counter party	3,709	(8,867)
Mortgage principal repayments	(2,207)	(1,158)
Borrowing under credit facilities	1,912	18,369
Repayments credit facilities	(33,568)	(57,756)
Repurchase obligation borrowings	528	—
Repurchase obligation repayments	(175)	(1,863)
Proceeds from bonds	60,000	33,000
Bond repayments	—	(78,300)
Borrowing under secured term loan	1,373	9,748
Secured term loan repayment	(1,365)	(11,875)
Bond repurchases	(25,830)	—
Payment of deferred financing costs	—	(3)
Restricted cash from financing activities	(1,081)	—
Proceeds from dividend reinvestment and stock purchase plan	14	280
Dividends (common and preferred)	(11,376)	(30,419)
Distributions to non-controlling interest	(3,578)	—

Net cash provided by financing activities	(11,644)	(129,674)
Net (decrease) increase in cash & cash equivalents	(12,696)	(14,344)
Cash and cash equivalents—beginning of period	134,039	153,829

Cash and cash equivalents—end of period	$121,343	$139,485

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

        The combination of the Initial Investments contributed to the Operating Partnership represents the predecessor of the Company (the "Predecessor"). The Company succeeded to the business of the Predecessor upon the consummation of the IPO and the contribution of the initial investments on October 29, 2004. The ultimate owners of the entities which comprise the Predecessor were NCIC and certain other persons who held non-controlling ownership interests in such entities.

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

        The Company controls substantially all major decisions of the joint venture. Accordingly, the joint venture's financial statements are consolidated into the Company's consolidated financial statements and Inland American's and Chain Bridge's capital are treated as non-controlling interests.

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

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company's December 31, 2008 consolidated financial statements included in its annual report on Form 10-K.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies—(Continued)

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are either majority owned or controlled by the Company or a variable interest entity ("VIE") where the Company is the primary beneficiary in accordance with the provision of FASB Staff Position No. FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)," ("FSP FIN 46(R)-6"). All significant intercompany balances have been eliminated in consolidation.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Reclassifications

        On January 1, 2009, the Company adopted FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. Additionally, FSP APB 14-1 precludes the use of the fair value option pursuant to SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The adoption of FSP APB 14-1 resulted in the Company recognizing additional non-cash interest expense of approximately $0.7 million and $0.5 million in the statements of operations for the three months ended March 31, 2009 and 2008, respectively. The financial statements for 2008 have been restated for the effects of the retroactive application of FSP APB 14-1.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies—(Continued)

        The following tables present the cumulative effects of the change in accounting principle as of January 1, 2008 and for the three months ended March 31, 2008:

	December 31, 2008
	As originally reported	As adjusted	Effect of change in accounting principle
Deferred costs and intangible assets, net	$71,933	$79,633	$7,700
Exchangeable senior notes	112,576	233,273	120,697
Non-controlling interests	210,281	198,593	(11,688)
Total NorthStar Realty Finance Corp. Stockholders' Equity	$1,516,475	$1,415,167	$(101,308)

	Three Months Ended March 31. 2008
	As originally reported	As adjusted	Effect of change in accounting principle
Interest expense	$54,947	$55,458	$511
Unrealized gain (loss) on investments and other	212,075	210,945	(1,130)
Non-controlling interests	(23,289)	(23,116)	173
Net income attributable to NorthStar Realty Finance Corp. common stockholders	195,273	193,805	(1,468)
Earnings per share	$3.14	$3.11	$(0.03)

        As of March 31, 2009 and December 31, 2008, the total carrying amount of the equity components of the exchangeable senior notes was $6.8 million and $9.2 million respectively. The principal amount of the exchangeable senior notes liabilities was $179.8 million and $240.8 million as of March 31, 2009 and December 31, 2008, respectively. The unamortized discount of the liability components was $5.3 million and $7.5 million at March 31, 2009 and December 31, 2008, respectively. The net carrying amount of the liability components was $174.5 million and $233.3 million at March 31, 2009 and December 31, 2008, respectively. Interest expense for the three months ended March 31, 2009 and 2008 related to the exchangeable senior notes was $5.2 million and $3.6 million, respectively, of which $4.5 million and $3.1 million was related to contractual interest, respectively, and $0.7 million and $0.5 million was attributable to amortization of the debt discount and deferred financing costs, respectively.

        On January 1, 2009, the Company adopted SFAS 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The adoption of SFAS 160 does not affect prior periods reported

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies—(Continued)

net income or retained earnings, however, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

Recent Accounting Pronouncements

        In January 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("FSP EITF 99-20-1") to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The Company's adoption of FSP EITF 99-20-1, did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2") which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. FSP FAS 115-2 and FAS 124-2 applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The Company is currently evaluating the potential impact that the adoption of FSP FAS 115-2 and FAS 124-2 could have on its financial statements.

        In April 2009, FASB issued FSP FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, "Fair Value Measurements" (SFAS 157"). FSP FAS 157-4 will be applied prospectively and retrospective application will not be permitted. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the potential impact that the adoption of FSP FAS 157-4 could have on its financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies—(Continued)

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1 ") which will amend FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"). FSP FAS 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the potential impact that the adoption of FSP FAS 107-1 and APB 28-1will have on its financial statement disclosures.

3. Fair Value of Financial Instruments

        The Company has elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$82,793	$28,626	$111,419
Real estate term debt—N-Star(1)	—	—	7,475	7,475
Real estate term debt—Third party	—	—	987	987
REIT debt	—	40,499	—	40,499
Term debt equity—N-Star	—	—	24,319	24,319
Trust preferred securities	—	—	2,898	2,898
Derivative asset	—	7,086	—	7,086
Corporate lending investment	—	—	19,938	19,938

Total assets	$—	$130,378	$84,243	$214,621

Liabilities:
N-Star IV, VI, VII and VIII bonds payable(1)	$—	$—	$393,114	$393,114
Liability to subsidiary trusts issuing preferred securities	—	—	67,721	67,721
Derivative liability	—	77,164	—	77,164

Total liabilities	$—	$77,164	$460,835	$537,999

(1)
Markets have become relatively inactive for these securities and as a result the balances were transferred from Level 2 to Level 3 during 2008.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

        The following table presents additional information about the Company's available for sale securities, corporate lending investment, bonds payable and liabilities to subsidiary trusts issuing preferred securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for sale securities	Corporate lending investment	N-Star Bonds Payable	Liability to subsidiary trusts issuing preferred securities
Beginning balance:	$100,907	$47,999	$468,638	$69,617
Total transfers into Level 3
Purchases, sales, issuance and settlements, net	(4,250)	(2,827)	60,000
Total losses (realized or unrealized):
Included in earnings	22,193	25,234
Included in other comprehensive loss	14,956
Total gains (realized or unrealized):
Included in earnings	4,797		135,524	1,896
Included in other comprehensive loss	—	—	—	—

Ending balance	$64,305	$19,938	$393,114	$67,721

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$17,396	$25,234	$135,524	$1,896

Fair Value Option

        SFAS 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attributable to certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

accounting for that instrument. The following table sets forth the Company's financial instruments for which the fair value option was elected:

Financial Instruments, at Fair Value	March 31, 2009	December 31, 2008
Assets:
Available for sale securities:
CMBS	$111,419	$124,595
Real estate term debt—N-Star	6,182	5,236
Real estate term debt—Third party	987	1,322
REIT debt	40,499	44,936
Trust preferred securities	2,898	4,488
Corporate lending investment	19,938	47,999

Total assets	$181,923	$228,576

Liabilities:(1)
N-Star IV, VI, VII and VIII bonds payable	393,114	468,638
Liability to subsidiary trusts issuing preferred securities	67,721	69,617

Total liabilities	$460,835	$538,255

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at March 31, 2009	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$111,419	$568,758	$(457,339)
Real estate term debt—N-Star	6,182	38,439	(32,257)
Real estate term debt—Third party	987	16,664	(15,677)
REIT debt	40,499	62,183	(21,684)
Trust preferred securities	2,898	15,000	(12,102)

Total assets	$161,985	$701,044	$(539,059)

Liabilities:
N-Star IV, VI, VII and VIII bonds payable	393,114	1,668,445	(1,275,331)
Liability to subsidiary trusts issuing preferred securities	67,721	280,133	(212,412)

Total Liabilities	$460,835	$1,948,578	$(1,487,743)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments—(Continued)

        At March 31, 2009, the basis in our corporate lending investment was $75.2 million. We have elected the fair market value option pursuant to SFAS 159 for this investment which is accounted for under the equity method of accounting. The fair market value of our investment at March 31, 2009 was $19.9 million.

        For the three months ended March 31, 2009 and 2008, the Company recognized a net gain of $89.1 million and a net gain of $244.3 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's condensed consolidated statement of operations.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable, liability to subsidiary trusts issuing preferred securities and derivatives for which the fair value option was elected was a net gain of $136.7 million for the three months ended March 31, 2009. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

4. Operating Real Estate

Chatsworth Property

        One of the Company's net lease investments is comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA, or WaMu. The tenant vacated the building as of March 23, 2009, and the FDIC lessee terminated its lease. The assets are financed with a non-recourse $43.0 million first mortgage loan. The assets are also refinanced with a $9.2 million mezzanine loan which is collateral for one of the Company's securities term financings. In the fourth quarter of 2008, the Company took an impairment charge relating to these properties and is in the process of transferring title to the first mortgage special servicer. The net book value in the assets currently is approximately equal to the mortgage debt, and the Company therefore does expect the transfer to materially impact our income statement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at March 31, 2009 and December 31, 2008:

March 31, 2009	Carrying Value	SFAS 159 Transition Adjustment	Losses in Accumulated OCI	Cumulative Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$468,093	$(64,442)	$—	$(292,232)	$111,419
Real estate term debt—N-Star	50,752	(17,616)	(13,183)	(12,478)	7,475
Real estate term debt—Third party	16,253	(3,896)	—	(11,370)	987
REIT debt	61,117	(2,276)	—	(18,342)	40,499
Term debt equity—N-Star	71,483	—	(47,164)	—	24,319
Trust preferred securities	15,000	(2,736)	—	(9,366)	2,898

Total	$682,698	$(90,966)	$(60,347)	$(343,788)	$187,597

(1)
Approximately $133.8 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

        At March 31, 2009, the maturities of the available for sale securities ranged from two to 44 years.

        During the three months ended March 31, 2009, proceeds from the sale and redemption of available for sale securities was $16.5 million. The realized gain on sale was $2.5 million.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments

        At March 31, 2009 and December 31, 2008, the Company held the following real estate debt investments:

March 31, 2009	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$972,198	47.8%	—%	2.92%	52
Whole loans, fixed rate	175,458	8.6	5.88	—	10
Subordinate mortgage interests, floating rate	186,471	9.2	—	6.77	11
Subordinate mortgage interests, fixed rate	24,436	1.2	7.51	—	2
Mezzanine loans, floating rate	471,654	23.2	—	4.44	16
Mezzanine loan, fixed rate	183,654	8.9	10.94	—	15
Other loans—floating	15,359	0.8	—	1.61	2
Other loans—fixed	5,984	0.3	5.53	—	1

Total/Weighted average	$2,035,214	100.0%	8.36%	3.78%	109

(1)
Approximately $1.4 billion of these investments serve as collateral for the Company's three commercial real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $240.6 million related to these investments. The Company expects that a minimum of $112.5 million of these future fundings will be funded within the Company's existing term debt transactions and require no additional capital from the Company. Based upon currently approved advance rates on the Company's credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on the remaining $128.1 million of future funding requirements would be approximately $92.9 million over the next two years.

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

(1)
Approximately $1.3 billion of these investments served as collateral for the Company's three commercial real estate debt term debt transactions and the balance was financed under other borrowing facilities. The Company had future funding commitments, which were subject to certain conditions that borrowers must have met to qualify for such fundings, totaling $271.0 million related to these investments. The Company expects that a minimum of $133.9 million of these future fundings will be funded within the Company's existing term debt transactions and require no additional capital from the Company. Based upon currently approved advance rates on the Company's credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on the remaining $137.1 million of future funding requirements would be approximately $94.5 million over the next two years.

        Contractual maturities of real estate debt investments at March 31, 2009 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2009 (remainder)	$710,397	$128,592
2010	679,456	318,087
2011	205,139	503,734
2012	208,395	663,631
2013	—	107,342
Thereafter	277,311	359,312

Total	$2,080,698	$2,080,698

    (1)
    The year ending December 31, 2009, contains a whole loan with an initial maturity of October 1, 2008 and a principal balance of $21.3 million and a junior participation in a first mortgage with an initial maturity of March 1, 2009 and a principal balance of $28.5 million that remain outstanding as of March 31, 2009.

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

Non-Performing Loans and Provision for Loan Losses

  Non-Performing Loans

        As of March 31, 2009, the Company had two non-performing loans which consisted of a whole loan having a principal balance of $21.3 million and a maturity date of October 1, 2008, and a junior participation in a first mortgage having a principal balance of $28.5 million and a maturity date of March 1, 2009, representing approximately 2.5% of the Company's total commercial real estate debt investments. The Company's maximum exposure to loss related to these loans would be equal to the outstanding principal balance.

  Provision for Loan Losses

        During the quarter, the Company recorded a $21.5 million credit loss provision relating to 10 loans. As of March 31, 2009, the loan loss reserves totaled $32.7 million.

8. Investment in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At March 31, 2009 and December 31, 2008, the Company had an investment in CS/Federal of approximately $7.2 million and $7.3 million, respectively. The Company recognized equity in earnings of $0.1 million for each of the three months ended March 31, 2009 and March 31, 2008.

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

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option under SFAS 159 for its equity investment. As of March 31, 2009, the fair market value of the Company's investment in the corporate lending venture was $19.9 million. For the three months ended March 31, 2009, the Company recognized an unrealized loss of $25.2 million related to the fair value adjustment on its equity investment. The company conducted its quarterly comprehensive credit review of this investment and as a result, concluded that due to the uncertainty of the underlying cash flows, the Company will utilize the cost recovery method of accounting for income recognition on this investment.

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

        At March 31, 2009 and December 31, 2008, the Company's investment in the Securities Fund was $23.0 million and $29.3 million, respectively, representing a 49.4% and 53.1% interest in the Securities Fund.

        For the three months ended March 31, 2009 and 2008, the Company recognized equity in losses of $2.3 million and $0.6 million, respectively. The Company also earned $0.1 million in management fees from the Securities Fund for each of the three months ended March 31, 2009 and 2008.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures—(Continued)

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 "Whitehall", to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The venture is managed by professionals who have extensive experience in the single family housing sector. During the first quarter 2009, the Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. The joint venture was subsequently restructured, all employees were terminated and the joint venture entered into an asset management agreement with Solus Management Company ("Solus"). Solus was formed by the former Chief Executive Officer and several other key employees of LandCap, and will manage the existing investments of the venture. At March 31, 2009 and December 31, 2008 the Company's investment in LandCap is carried at $10.5 million and $12.9 million, respectively. For the three months ended March 31, 2009 and 2008, the Company recognized equity in loss of $2.4 million and $0.5 million, respectively, which consisted primarily of general and administrative expenses. At March 31, 2009 and December 31, 2008, LandCap has made investments totaling $39.1 million. In addition, the Company advanced approximately $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and was included in other assets in the condensed consolidated balance sheets.

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

        FASB Interpretation No. 46 (revised December 2003),"Consolidation of Variable Interest Entities," ("Fin 46(R)") requires a variable interest entity ("VIE") to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIEs anticipated losses and or a majority of the expected returns. The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities and its investments in each of its eight term debt transaction issuers to determine whether they are VIEs. For each of these investments, the Company has evaluated: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have: (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities; (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly; and (c) the right to receive the expected residual return of the entity and their rights are not capped; (3) whether the voting rights of these investors are proportional to their obligations to absorb

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Variable Interest Entities—(Continued)

the expected losses of the entity, their rights to receive the expected returns of their equity, or both; and (4) whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

        FSP FIN 46(R)-6 addresses how a reporting enterprise should determine the variability to be considered and provides guidance in applying Fin 46(R).

        As of March 31, 2009 and December 31, 2008, the Company identified interests in 17 entities which were determined to be VIEs under FSP FIN 46(R)-6.

        Based on management's analysis, the Company is not the primary beneficiary of 13 of the identified VIEs since it does not absorb a majority of the expected residual losses, or is entitled to a majority of the expected residual returns. Accordingly, these VIEs are not consolidated into the Company's financial statements as of March 31, 2009 or December 31, 2008.

Real Estate Debt Investments

        The Company has identified one real estate debt investment as a variable interest in a VIE in accordance with the provisions of Fin 46(R) and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. The Company's maximum exposure to loss would not exceed the carrying amount of its investment of $23.9 million. For all other investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

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

Term Debt Transactions

        The Company has interests in eight term debt transactions, whose term notes are primarily collateralized by investment grade real estate securities or real estate debt investments. The Company generally purchases the preferred equity or the income notes of each term debt transaction, which are the equity securities of the term debt issuances, and, with the exception of N-Star I, all of the below investment grade term debt notes of each term debt transaction. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these term debt issuances as an annual collateral management fee. The Company's interests in each of the term debt transactions accounted for as a single debt security available for sale pursuant to EITF 99-20. During the quarter, two of the Company's term debt transactions experienced a credit loss on a security whose issuer filed

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Variable Interest Entities—(Continued)

for bankruptcy. The Company reviewed the term notes for impairment and determined base upon its analysis that no impairment existed at March 31, 2009. The Company will use the cost recovery method of income recognition for the term notes because of the uncertainty of the income streams of these two term debt transactions. Any potential losses in our off balance sheet term debt transactions is limited to the amortized cost of our investment of $122.2 million at March 31, 2009.

  Consolidated Term Debt Transactions

        N-Star IV, VI, VII and VIII are consolidated term debt transactions in accordance with the guidance provided in FSP FIN 46(R)-6.

        The following tables describe certain terms of the collateral for, and the notes issued by, N-Star IV, N-Star VI, N-Star VII and N-Star VIII at March 31, 2009 and December 31, 2008:

	Collateral—March 31, 2009				Term Notes—March 31, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate at 12/31/08	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star IV	6/14/2005	$363,428	5.00%	1.56	$292,500	1.69%	7/1/2040
N-Star VI	3/17/2006	376,585	5.65	1.70	303,700	1.84	6/1/2041
N-Star VII	6/22/2006	597,030	4.93	7.50	499,200	0.82	6/22/2051
N-Star VIII	12/6/2006	770,239	5.32	1.78	573,045	1.00	2/1/2041

Total		$2,107,282	5.21%	3.36	$1,668,445	1.22%

(1)
Includes only notes held by third parties.

	Collateral—December 31, 2008				Term Notes—December 31, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate at 12/31/08	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star IV	6/14/2005	$346,996	6.93%	1.71	$292,500	1.08%	7/1/2040
N-Star VI	3/17/2006	385,251	7.26	2.11	292,700	2.45	6/1/2041
N-Star VII	6/22/2006	563,771	5.05	7.38	499,200	1.74	6/22/2051
N-Star VIII	12/6/2006	717,705	7.42	2.05	524,045	2.41	2/1/2041

Total		$2,013,723	6.64%	3.49	$1,608,445	1.97%

(1)
Includes only notes held by third parties.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Variable Interest Entities—(Continued)

  Unconsolidated term debt transactions

        N-Star I, II, III and V are unconsolidated term debt transactions in accordance with the provisions of FIN 46(R).

        The following tables describe certain terms of the collateral for, and the notes issued by, N-Star I, N-Star II, N-Star III and N-Star V at March 31, 2009 and December 31, 2008:

	Collateral—March 31, 2009				Term Notes—March 31, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate at 12/31/08	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star I(2)	8/21/03	$293,177	6.59%	4.17	$274,981	6.37%	8/01/2038
N-Star II	7/01/04	320,487	6.13	4.81	290,407	5.51	6/01/2039
N-Star III	3/10/05	414,281	5.70	2.46	358,477	4.88	6/01/2040
N-Star V	9/22/05	524,572	5.52	5.74	456,319	4.58	9/05/2045

Total		$1,552,517	5.89%	4.38	$1,380,184	5.21%

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Borrowings

        The following is a table of the Company's outstanding borrowings as of March 31, 2009 and December 31, 2008:

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at March 31, 2009	Contractual Balance at December 31, 2008
Credit Facilities
JP Facility	8/8/2009	8/8/2010	LIBOR + .80% to 1.80%	$150,000	$13,226	$44,881

Total Credit Facilities				150,000	13,226	44,881
Term Loans
WA Term Loan(1)	11/6/2009	11/6/2010	LIBOR + 2.00%	473,044	277,315	276,143
Euro—note	11/6/2009	11/6/2010	3 month Euribor + 2.0%	96,730	96,730	103,526
LB Term Loan	2/9/2010	2/9/2012	LIBOR + 1.50%	23,335	23,335	24,238

Total Credit Facilities & Term Loans				$743,109	410,606	448,788

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015		5.65%		42,878	42,923
Salt Lake City	9/1/2012		5.16%		15,763	15,862
EDS	10/8/2015		5.37%		47,512	47,698
Executive Center	1/1/2016		5.85%		51,480	51,480
Green Pond	4/11/2016		5.68%		17,283	17,341
Indianapolis	2/1/2017		6.06%		28,385	28,472
Wakefield GE	8/30/2010		6.93%		67,009	67,269
Wakefield—Park National	1/11/2014		5.94%		33,227	33,300
Wakefield—GE—WLK	1/11/2017		6.49%		159,349	160,000
Wakefield—GE—Tusc & Harmony	1/11/2017		6.59%		7,861	7,875
Wakefield—Harmony FNMA	2/1/2017		6.39%		75,000	75,000
Wakefield—Grove City	2/1/2038		5.45%		1,854	1,862
Wakefield—Lancaster	6/1/2037		6.40%		2,595	2,605
Wakefield—Marysville	6/1/2037		6.40%		1,666	1,673
Wakefield—Washington	10/1/2038		6.65%		1,969	1,975
Wakefield—GE—Miller	6/30/2012		7.07%		119,329	116,000
Wakefield—ARL Mob Wachovia	5/11/2017		5.89%		3,412	3,412
Wakefield—Ascend Colonial	5/31/2012		7.52%		6,500	6,500
Wakefield—Colonial Dova	8/31/2012		7.32%		6,500	6,500
Wakefield—Colonial 6 Alfs	10/31/2012		6.98%		20,000	23,329
Wakefield—St Francis	9/10/2010		LIBOR + 2.00%		11,400	11,400
Aurora	7/11/2016		6.22%		33,258	33,329
DSG	10/11/2016		6.17%		34,119	34,237
Keene	2/1/2016		5.85%		6,765	6,790
Fort Wayne	1/1/2015		6.41%		3,460	3,480
Portland	6/17/2014		7.34%		4,782	4,825
Milpitas	3/6/2017		5.95%		22,436	22,548
Fort Mill	4/6/2017		5.63%		27,700	27,700
Reading	1/1/2015		5.58%		14,092	14,153
Reading	1/1/2015		6.00%		5,000	5,000
Alliance	12/6/2017		6.48%		23,717	23,787
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014		6.64%		9,191	9,310
Fort Mill	4/6/2017		6.21%		2,921	2,985
Exchangeable Senior Notes(2)	6/15/2027		7.25%		99,800	160,800
Exchangeable Senior Notes ("NNN Notes")(2)	6/15/2013		11.50%		80,000	80,000
Repurchase obligations	Varies		LIBOR varies		528	176
Bonds payable(3)
N-Star IV	7/1/2040		LIBOR + 0.62% (average spread)		292,500	292,500
N-Star VI	6/1/2041		3 month LIBOR + 0.56% (average spread)		303,700	292,700
N-Star VII	6/22/2051		LIBOR + 0.36% (average spread)		499,200	499,200
N-Star VIII	2/1/2041		LIBOR + 0.57% (average spread)		573,045	524,045
Liability to subsidiary trusts issuing preferred securities(3)(4)
Trust I	3/30/2035		8.15%		41,240	41,240
Trust II	6/30/2035		7.74%		25,780	25,780
Trust III	1/30/2036		7.81%		41,238	41,238
Trust IV	6/30/2036		7.95%		50,100	50,100
Trust V	9/30/2036		3 month LIBOR		30,100	30,100
			2.70%
Trust VI	12/30/2036		3 month LIBOR		25,100	25,100
			2.90%
Trust VII	4/30/2037		3 month LIBOR		31,475	31,475
			2.50%
Trust VIII	7/30/2037		3 month LIBOR		35,100	35,100
			2.70%

					$3,447,925	$3,488,962

(1)
The Company had an additional $195.7 million of availability under the revolving component of the term loan.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Borrowings—(Continued)

(2)
The contractual amounts may differ from the carrying value on the condensed consolidated balance sheets due to the equity component associated with the adoption of FSP APB 14-1.

(3)
Contractual amounts due may differ from the carrying value on the condensed consolidated balance sheets due to the election of the fair value option under SFAS 159. See Note 3

(4)
The liability to subsidiary trusts for Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from LIBOR plus 2.70% to 3.25%. The Company entered into interest rate swap agreements on Trusts V, VI, VII and VIII which fix the interest rates for 10 years at 8.16%, 8.02%, 7.60% and 8.29%, respectively.

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of March 31, 2009:

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan(1)	Liability to Subsidiary Trusts Issuing Preferred Securities(2)	Exchangeable Senior Notes(2)	Repurchase Obligations	Bonds Payable(1)
2009	$419,597	$8,463	$13,226	$397,380	$—	$—	$528	$—
2010	96,768	96,768	—	—	—	—	—	—
2011	14,368	14,368	—	—	—	—	—	—
2012	267,471	167,671	—	—	—	99,800	—	—
2013	92,613	12,613	—	—	—	80,000	—	—
Thereafter	2,557,108	608,530	—	—	280,133	—	—	1,668,445

Total	$3,447,925	$908,413	$13,226	$397,380	$280,133	$179,800	$528	$1,668,445

(1)
$386.0 million of the secured term loan balance may be extended for one year and the remaining balance of $11.4 million may be extended for three years at the Company's option, subject to certain conditions.

(2)
$99.8 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

        At March 31, 2009, the Company was in compliance with all covenants under its borrowings.

  Debt Repurchases

        During the three months ended March 31, 2009, the Company repurchased approximately $61.0 million of its 7.25% exchangeable senior notes for a total of $25.8 million. The Company recorded a net realized gain of $34.4 million in connection with the repurchase of its notes. The repurchases also represented a $35.2 million discount to the par value of the debt.

11. Related Party Transactions

Advisory Fees

        The Company has agreements with each of N-Star I, N-Star II, N-Star III, N-Star V and N-Star IX to perform certain advisory services. The Company earned total fees on these agreements of approximately $1.6 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Related Party Transactions—(Continued)

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For each of the there months ended March 31, 2009 and 2008, the Company earned $0.1 million in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. Wakefield Capital Management Inc. is owned by the partners who own Chain Bridge. The Company incurred $0.9 million in management fees for each of the three months ended March 31, 2009 and 2008, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services. On May 7, 2008, the Company terminated its management agreement with Monroe Management. The Company incurred $1.2 million in management fees for the three months ended March 31, 2008, which is recorded in asset management fees-related parties in the condensed consolidated statement of operations.

12. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of March 31, 2008, the Company has issued an aggregate of 8,283,510 LTIP Units, net of forfeitures of 60,198 LTIP Units. An aggregate of 813,558 LTIP Units were converted to commons stock and 374,020 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,283,510 LTIP Units, so long as the recipient continues to be an eligible recipient, 5,016,112 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,252,437 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 will cliff vest on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 143,102 LTIP Units as part of the termination benefits provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Equity Based Compensation—(Continued)

        The Company has recognized compensation expense of $5.0 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there were approximately 4,700,499 unvested LTIP Units and no LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP grants is $34.8 million, provided there are no forfeitures.

2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. The Company did not meet the performance hurdles under the 2006 Outperformance Plan as of the conclusion of the 2006 Outperformance Plan on December 31, 2008. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) "Stock Based Compensation." of $0.1 million for the three months ended March 31, 2009 and $0.3 million for the three months ended March 31, 2008. The remaining compensation expense to be recognized over the next seven quarters is $0.5 million.

        The status of all of the LTIP grants as March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009		December 31, 2008
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	8,067	9.86	5,484	$11.47
Granted	—	—	3,533	7.26
Converted to common stock	(160)	9.85	(895)	9.51
Forfeited	—	—	(55)	9.42

Ending balance(2)	7,907	9.86	8,067	$9.86

(1)
Reflects balance at January 1, 2009 and January 1, 2008 for the periods ended March 31, 2009 and December 31, 2008, respectively.

(2)
Reflects balance at March 31, 2009 and December 31, 2008, respectively.

13. Stockholders' Equity

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Stockholders' Equity—(Continued)

Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of the Company's stock. The Company expects to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes. For the three months ended March 31, 2009, the Company issued a total of approximately 4,968 common shares.

        In May 2008, the Company entered into an equity distribution agreement with Wachovia Capital Markets, LLC ("Wachovia"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through Wachovia. Wachovia will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. For the three months ended March 31, 2009, the Company did not sell any common shares pursuant to its equity distribution agreement with Wachovia.

Stock Repurchase Program

        On October 8, 2008, the Company's Board of Directors authorized a stock repurchase program of up to 10,000,000 shares of our outstanding common stock, or approximately 16% of its outstanding common stock. Stock repurchases under this program will be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the three months ended March 31, 2009, the Company did not repurchase any common shares pursuant to its stock repurchase program.

Dividends

        On January 20, 2009, the Company declared a dividend of $0.25 per share of common stock. The dividends were paid on February 27, 2009 to the stockholders of record as of January 28, 2009. The common stock dividends were paid in a combination of 40% cash and 60% common stock which totaled approximately 3,715,869 shares of common stock.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Stockholders' Equity—(Continued)

Earnings Per Share

        Earnings per share for the three months ended March 31, 2009 and 2008 is computed as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Numerator (Income)
Basic Earnings
Net income available to common stockholders	$84,636	$193,805
Effect of dilutive securities:
Income allocated to non-controlling interest	10,400	22,871

Dilutive net income available to stockholders	$95,036	$216,676

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	64,348	62,244
Effect of dilutive securities:
OP/LTIP units	7,907	7,345

Dilutive Shares	72,255	69,589

14. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying condensed consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2009 and December 31, 2008, non-controlling interest related to the aggregate limited partnership units of 7,907,149 and 8,067,211, represented an 10.59% and 11.37% interest in the Operating Partnership, respectively. Income allocated to the operating partnership non-controlling interest for the three months ended March 31, 2009 and 2008 was $10.4 million and $22.9 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Non-controlling Interest—(Continued)

Joint Ventures

        In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. On July 9, 2008, Wakefield sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. The joint venture is consolidated in the condensed consolidated financial statements and Inland American's and Chain Bridge's capital are treated as non-controlling interests. Income allocated to the joint venture's non-controlling interest for the three months ended March 31, 2009 and March 31, 2008 was $2.5 million and $0.2 million, respectively.

15. Risk Management and Derivative Activities

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009 and 2008, the Company recorded immaterial amounts of hedge ineffectiveness in earnings.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During 2009, the Company estimates that an additional $11.0 million will be reclassified as an increase to interest expense.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Risk Management and Derivative Activities—(Continued)

        The following tables summarize the Company's derivative financial instruments that were designated as cash flow hedges of interest rate risk as of March 31, 2009 and December 31, 2008:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of March 31, 2009	10	90,749	(12,940)	4.18% - 5.08%	March 2010 - August 2018
As of December 31, 2008	10	90,749	(13,923)	4.18% - 5.08%	March 2010 - August 2018

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

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. For the three months ended March 31, 2009, the Company recorded, in earnings, a mark-to-market unrealized loss of $2.9 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of March 31, 2009 and December 31, 2008:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of March 31, 2009	24	1,396,648	(57,138)	0.61% - 5.63%	October 2009 - June 2018
As of December 31, 2008	24	1,404,463	(63,979)	0.54% - 5.63%	October 2009 - June 2018

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Risk Management and Derivative Activities—(Continued)

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of March 31, 2009 and December 31, 2008.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of March 31, 2009		As of December 31, 2008		As of March 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$(12,940)	Derivative liability, at fair value	$(13,923)

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$(12,940)		$(13,923)

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Products	Derivative instrument, at fair value	$7,086	Derivative instrument, at fair value	$9,318	Derivative liability, at fair value	$(64,224)	Derivative liability, at fair value	$(73,297)

Total derivatives not designated as hedging instruments under SFAS 133		$7,086		$9,318		$(64,224)		$(73,297)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the three months ended March 31, 2009 and 2008:

				Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) For the Three Months Ended March 31,
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) For the Three Months Ended March 31,
			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	2009	2008		2009	2008
Interest Rate Products	$2	$(6,848)	Interest income / (expense)	$(1,397)	$(1,255)

Total	$2	$(6,848)		$(1,397)	$(1,255)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Risk Management and Derivative Activities—(Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivative For the Three Months Ended March 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under SFAS 133		2009	2008
Interest Rate Products	Interest income / (expense)	$2,940	$(30,304)

Total		$2,940	$(30,304)

        At March 31, 2009, the Company's counterparties hold approximately $26.5 million of cash margin as collateral against its swap contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one tenant that generates 10% or more of its total revenue. However, approximately 29.0% of the Company's rental and escalation revenue for the three months ended March 31, 2009 is generated from two tenants in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

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

        The following table summarizes segment reporting for the three ended March 31, 2009 and 2008:

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Healthcare Real Estate Joint Venture	Corporate Investments and Other(1)	Consolidated Total
Total revenues for the three months ended
March 31, 2009	$28,225	$11,158	$15,331	$16,115	$(431)	70,398
March 31, 2008	44,628	13,064	14,849	16,047	11,141	99,729
Consolidated net income for the three months ended
March 31, 2009	89,504	(7,621)	23,421	(605)	(1,968)	102,731
March 31, 2008	234,366	(1,262)	(27,252)	(624)	16,924	222,152
Consolidated net income (loss) before preferred dividend for the three months ended
March 31, 2009	79,709	(6,787)	20,858	(3,069)	(844)	89,867
March 31, 2008	209,628	(1,015)	(24,375)	(672)	15,470	199,036
Total assets as of
March 31, 2009	2,219,953	505,455	231,098	729,140	134,251	3,819,897
December 31, 2008	$2,266,115	$515,577	$259,326	$732,513	$170,195	$3,943,726

(1)
Corporate includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the three months ended March 31, 2009 and 2008 is presented below:

	2009	2008
Real estate debt investment pay-down due from servicer	$—	$(1,525)
Write-off of deferred financing cost in connection with FAS 159 implementation	—	29,728
Initial mark-to-market adjustment in connection with FAS 159 implementation	—	(223,045)
Stock Dividend	10,646	—

18. Subsequent Events

Dividends

        On April 21, 2009, the Company declared a cash dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends are payable on May 15, 2009 to the stockholders of record as of the close of business on May 5, 2009.

Debt Repurchases

        During April 2009, the Company repurchased approximately $11.0 million of its 7.25% exchangeable senior notes for a total of $4.5 million. The Company recorded a realized gain of approximately $6.5 million in connection with the repurchase of its notes.

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

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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

        In February 2009, the U.S. Government ratified a $787 billion economic stimulus package and in March announced the Public-Private Investment Program (PPIP) to introduce up to $1 trillion of leverage into the financial system to purchase and finance high quality securities, including CMBS, and to acquire "legacy" loans from banks. The goal of the PPIP is to draw private capital into the market by providing government equity co-investment and attractive public financing. Many details of the program must be clarified, but the CMBS market has responded positively to the announcement with credit spreads for the highest quality securities decreasing by several hundred basis points after the program's announcement. We partnered with MacFarlane Partners Investment Management and filed an application with the U.S. Government to be one of its approved fund managers in order to access government-sponsored co-investment equity and debt capital.

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

        Most of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of April 30, 2009, is 0.41%, well below its 3.5% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which should partially offset decreasing cash flows caused by the economic recession, and extend the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property. Currently, a lack of readily available financing, economic uncertainty and higher returning alternative investment opportunities have increased investor return expectations resulting in much higher risk premiums and, despite the lower interest rate, lower valuations for commercial real estate properties. The conditions are adversely impacting the performance of our real estate loans and the related collateral properties. The deep economic recession combined with a crippled banking sector has resulted in weakening cash flows from collateral properties and extreme difficulties in obtaining repayments at maturity.

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

        Our real estate securities investments are also negatively impacted by weaker real estate market and economic conditions. Within the underlying loan pools, slowdown in economic conditions is reducing tenants' ability to make rent payments in accordance with the terms of their leases. Additionally, to the extent that market rental rates are reduced, property-level cash flows are negatively affected as existing leases renew at lower rates. Finally, declining occupancy rates also impact cash flow and reduce borrowers' ability to service their outstanding loans.

        Real estate securities values are also influenced by credit ratings assigned to the securities by accredited rating agencies. The rating agencies have changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Their reviews have resulted in, and are continuing to result in, large amounts of ratings downgrade actions for CMBS, negatively impacting market values of CMBS and in some cases negatively impacting the term debt transaction financing structures used by us and others to leverage these investments.

        Our net leased assets are also adversely impacted by a weaker economy as well. Corporate space needs are contracting resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants which could result in their inability to meet the contractual terms of their leases.

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

        Approximately $4.0 billion of our term debt transaction liabilities (including the off-balance sheet and on-balance sheet term debt transaction financings) currently permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. We also have assets financed on a bank term loan with an outstanding balance of $277.3 million at March 31, 2009, which has a final maturity in October 2010. Rather than making new investments with loan repayment proceeds in our term debt transactions, in certain instances we have been amortizing the bank term loan by transferring performing assets financed by the term loan into our term debt transactions, providing match funded financing for these assets. Approximately $689.4 million of our funded loan commitments have their initial maturity date in 2009; however, most of the loans contain extension options of at least nine months (many subject to performance criteria). It is therefore difficult to estimate how much capital, if any, from initial maturities or prepayments will be generated in our term debt transactions from loan repayments during 2009 to create availability to further amortize the bank loan. For the first quarter of 2009, we had just $5 million of repayments and no full payoffs, compared to $25.4 million of scheduled final maturities.

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

        We believe that in the longer term, liquidity could eventually return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively finance new investment activity. We believe these sources could include financing from U.S. Government-sponsored programs such as PPIP and TARP, term loans from financial institutions and life insurance companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

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

        Securities investments generally have a more liquid market than loans and net lease assets, but we typically have very little control over restructuring decisions when there are problems with the underlying collateral. Generally, we manage risk in the securities portfolio by selling the asset when we can obtain a price that is attractive relative to its risk. In certain situations, we may sell an asset because there is an opportunity to reinvest the capital into a new asset with a more attractive risk/return profile.

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

        As of March 31, 2009 our loan portfolio had the following credit statistics:

	#	$	% of total loan portfolio
Non-performing loans(1)	2	$49,834	2.45%
Loan loss reserves	11	32,662	1.60%

    (1)
    A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default.

        As of March 31, 2009 our loan portfolio principal and interest aging is as follows:

1 - 30 Days	31 - 60 Days	61 - 90 Days	90 + Days
$25,589	$74	$6,416	$21,373

        During the first quarter of 2009, we recorded $21.5 million of credit loss provisions relating to 10 loans and had no foreclosures or reversals of prior period reserves. As of March 31, 2009, loan loss reserves totaled $32.7 million. At March 31, 2009, we had two loans totaling $49.8 million on non-performing status due to maturity defaults. A $21.3 million first mortgage loan secured by a condo/hotel development site in Manhattan was on the non-performing loan list at December 31, 2008 and the maturity default is not yet resolved. At March 31, 2009, we have a $3.0 million loan loss reserve for this loan, and are negotiating a potential assumption of our loan by new sponsors, who have significant hotel development and operating track records and intend to develop a full service hotel on the site, as well as pursuing legal remedies against the borrower. The second non-performing loan is a $28.5 million B-note secured by a large mixed use development located near Orlando, FL. Our note is subordinate to a $127 million A-note and senior to a $28.0 million C-note. The borrower did not meet the requirements for a March 2008 extension, and the special servicer, an affiliate of the C-note lender, is negotiating the terms of a potential extension of the loan in return for amortization. The borrower also has existing recourse obligations to make scheduled amortization payments. There can be no assurance that acceptable assumption and modification agreements can be reached with the respective borrowers under our non-performing loans, and if agreements cannot be reached we may determine that more reserves are required for these loans. Subsequent to March 31, 2009, two additional loans totaling $23.2 million became non-performing loans. We fully reserved for one of the loans, a $9.4 million mezzanine loan backed by a multi-family development site in Washington D.C., by taking an additional $4.9 million in the first quarter 2009. We also took a $1.0 million provision against a $13.8 million first mortgage loan secured by a condo development site in Manhattan which has the same sponsor as the $21.3 non-performing loan previously discussed.

        Overall, the prolonged financial sector crisis and economic recession is resulting in increasing stress levels for commercial real estate credit. A shrinking economy generally results in decreasing real estate cash flows as corporations and consumers reduce their real estate needs, travel and spending. Because the commercial real estate asset-backed markets remain closed, and banks and life companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. Many owners are also having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows. Property values have also generally decreased over the past year because of scarcity of financing, which when it is available the terms generally are at much lower leverage and higher cost than available in prior years, uncertainty regarding future economic conditions and higher returning investment opportunities available in other asset classes. Decreasing values make it difficult for real estate investors to sell their properties and to recoup their capital. As a result of the weak commercial real estate market, many lenders, including us, are concluding that extending loans at original maturity, rather than foreclosure and sale, may be the most attractive path for maximizing value.

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

        Our net leased assets are generally leased to a single tenant and we typically financed these assets with non-recourse first mortgage loans. In the event a tenant goes out of business, we must decide whether to continue to pay debt service and property operating costs until we find a new tenant, or we may give the property to the mortgage lender and lose our invested equity capital. One of our net lease investments is comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA, or WaMu. The assets are financed with a non-recourse $43.0 million first mortgage loan. The assets are also financed with a $9.2 million mezzanine loan which is collateral for one of our securities term financings. The tenant vacated the building as of March 23, 2009, and the FDIC lessee terminated its lease. In the fourth quarter of 2008 we took an impairment charge relating to these properties and are in the process of transferring title to the first mortgage special servicer. Our net book value in the assets currently is approximately equal to the mortgage debt, and we therefore do not expect the transfer to materially impact our income statement.

Critical Accounting Policies

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting policies" for a full discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In January 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("FSP EITF 99-20-1") to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1, did not have a material effect on our financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2") which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. FSP FAS 115-2 and FAS 124-2 applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor entity can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". We are currently evaluating the potential impact that the adoption of FSP FAS 115-2 and FAS 124-2 could have on our financial statements.

        In April 2009, FASB issued FSP FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, "Fair Value Measurements" (SFAS 157). FSP FAS 157-4 will be applied prospectively and retrospective application will not be permitted. FSP FAS 157-4 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2. We are currently evaluating the potential impact that the adoption of FSP FAS 157-4 could have on our financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1 ") which will amend FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"). FSP FAS 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. We are currently evaluating the potential impact that the adoption of FSP FAS 107-1 and APB 28-1will have on our financial statement disclosures.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Revenues

  Interest Income

        Interest income for the three months ended March 31, 2009 totaled $36.8 million, representing a decrease of $26.9 million, or 42%, compared to $63.7 million for the three months ended March 31, 2008. The decrease consisted of a $18.2 million decrease attributable to an approximately 306 basis points lower average one-month LIBOR rate and lower asset balances during the first quarter 2009 compared to first quarter 2008, and a $10.6 million decrease in interest income attributable to the recapitalization and deconsolidation of Monroe Capital in 2008. The decrease was partially offset by a net increase to interest income of approximately $1.9 million resulting from the origination and acquisition of commercial real estate debt and commercial real estate securities with a net book value of $468.3 million subsequent to March 31, 2008 offset by approximately $354.6 million of investment dispositions and repayments during 2008.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended March 31, 2009 totaled $4.5 million, representing an increase of $0.7 million, or 18%, compared to $3.8 million for the three months ended March 31, 2008. The increase is attributable to securities purchases within our non-consolidated term debt financings in which we own the non-investment grade note classes. All of our real estate securities term debt transactions completed since 2006, in which we retain the equity notes, have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the three months ended March 31, 2009 totaled $27.2 million, representing a decrease of $1.8 million, or 6%, compared to $29.0 million for the three months ended March 31, 2008. The decrease was primarily attributable to the Reading, PA and Chatsworth, CA property lease terminations which decreased rental and escalation income by approximately $1.9 million, partially offset by net lease property acquisitions by our Wakefield joint venture which increased rental and escalation income by approximately $0.1 million.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended March 31, 2009 totaled $1.7 million, representing a decrease of approximately $0.6 million, or 26%, compared to $2.3 million for the three months ended March 31, 2008. The decrease was primarily attributable to the sale of 67% of the advisory fee income stream from one of our term debt transactions to the Securities Fund during the second quarter 2008. The sale resulted in $0.5 million of lower advisory fees and a decrease of $0.1 million as a result of the decline in net asset value of our term debt transactions which generate the advisory fees.

  Other Revenue

        Other revenue for the three months ended March 31, 2009 totaled $0.2 million, representing a decrease of $0.8 million, or 80%, compared to $1.0 million the three months ended March 31, 2008. Other revenue for three months ended March 31, 2009 consisted primarily of $0.1 million in exit fees and $0.1 million in unused credit line fees. Other revenue for the three months ended March 31, 2008 consisted primarily of $0.3 million in prepayment penalties, $0.3 million of exit fees, $0.2 million in unused credit line fees, $0.1 million in draw fees and $0.1 million miscellaneous other revenue.

Expenses

  Interest Expense

        Interest expense for the three months ended March 31, 2009 totaled $34.1 million, representing a decrease of $21.4 million, or 39%, compared to $55.5 million for the three months ended March 31, 2008. The decrease in interest was primarily the result of: (i) $15.0 million lower interest on N-Star IV, VI, VII and VIII bonds payable and trust preferred debt due to lower average LIBOR rates, debt repurchases and repayments; (ii) $4.9 million lower interest as a result of the recapitalization, termination and de-consolidation of our corporate lending venture in 2008; (iii) $2.2 million relating to lower average balances and lower LIBOR rates on our WA Term Loan; (iv) $0.8 million lower interest relating to lower interest rates on our Euro-note; (v) $0.7 million related to the termination of our unsecured revolving credit line in May 2008; and (vi) $0.1 million lower average balances on repurchase obligations. The decrease in interest expense was partially offset by: (i) $2.6 million in additional expense from our $80.0 million 11.50% exchangeable senior notes issued in May 2008 and (ii) $0.1 million in additional expense from our LB term loan which closed in June 2008.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended March 31, 2009 totaled $2.1 million, representing an increase of $0.1 million, or 5%, compared to $2.0 million for three months ended March 31, 2008. The increase was primarily attributable to the Reading, PA and Chatsworth, CA property lease terminations.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended March 31, 2009 totaled $0.9 million, representing a decrease of $1.2 million, or 57%, compared to $2.1 million for the three months ended March 31, 2008. The decrease was primarily attributable to the termination of the corporate lending joint venture agreement. We incurred $0.9 million of advisory fees to Wakefield Capital Management and no advisory fees to the corporate lending joint venture for the three months ended March 31, 2009, respectively. We incurred $0.9 million of advisory fees to Wakefield Capital Management and $1.2 million of advisory fees to our former corporate lending venture for the three months ended March 31, 2008, respectively.

  Provision for Loan Losses

        Provision for loan losses for the three months ended March 31, 2009 totaled $21.5 million and was specifically identified for ten loans. The first quarter 2009 expense includes $12.0 million for mezzanine loans, $6.5 million for whole loans and $3.0 million for subordinated mortgage interests. Provision for loan losses for the three months ended March 31, 2008 totaled $0.8 million and was allocated to a $19.5 million first mortgage asset backed by two multi-family properties.

  General and Administrative

        General and administrative expenses for the three months ended March 31, 2009 totaled $17.5 million, representing a decrease of $0.5 million, or 3%, compared to $18.0 million for the three months ended March 31, 2008. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended March 31, 2009 totaled $11.6 million, representing a decrease of approximately $0.1 million, or 1%, compared to $11.7 million, for the three months ended March 31, 2008. The decrease was attributable to a $1.8 million decrease related to equity based compensation offset partially by a $1.7 million increase related to salaries and accrued cash incentive compensation costs. The $1.8 million decrease in equity-based compensation expense was attributable to the one-time 2008 grants of $0.7 million in connection with employee compensation arrangements and $1.1 million in connection with employee separation agreements. The decrease was partially offset by an increase of approximately $0.1 million of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan relating to grants issued in the fourth quarter 2008. The increase in the 2009 cash incentive compensation cost was a result of a higher proportion of cash versus stock than prior periods due to a higher than previously anticipated mix of cash versus equity incentive awards.

        Auditing and professional fees for the three months ended March 31, 2009 totaled $2.3 million, representing a decrease of $0.1 million, or 4%, compared to $2.4 million for the three months ended March 31, 2008. The decrease was primarily attributable to lower legal fees for general corporate work and investment activities, lower recruiting fees, and lower professional fees related to agreed upon procedures in connection with term debt transactions.

        Other general and administrative expenses for the three months ended March 31, 2009 totaled $3.6 million, representing a decrease of approximately $0.2 million, or 6%, compared to $3.8 million for the three months ended March 31, 2008. The decrease was primarily attributable to decreases costs related to decreased investment initiatives and a decrease in overhead resulting from lower staffing levels during the three months ended March 31, 2009.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended March 31, 2009 totaled $14.8 million, representing an increase of $4.8 million, or 48%, compared to $10.0 million for the three months ended March 31, 2008. This increase was primarily attributable to write-off of $4.8 million of various costs as a result of the Chatsworth, CA property lease termination.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the three months ended March 31, 2009 was a net $4.4 million loss, representing a decrease of $4.2 million, compared to a loss of $0.2 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, we recognized equity in losses of $2.3 million from the LandCap joint venture and equity in losses of $2.3 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments). The losses were partially offset by equity in earnings of $0.1 million in connection with a net lease joint venture. For the three months ended March 31, 2008, we recognized equity in losses of $0.6 million from the Securities Fund, of which $4.4 million was the unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund, and equity in loss of $0.5 million on the LandCap joint venture. The losses were partially offset by our investment in Monroe Management, which we recognized $0.9 million equity in earnings.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $120.2 million for the three months ended March 31, 2009 to a gain of $90.7 million, compared to a gain of $210.9 million for the three months ended March 31, 2008. The unrealized gain on investments for the three months ended March 31, 2009 consisted primarily of unrealized gains related to SFAS 159 mark-to-market adjustments of $135.6 million on various N-Star bonds payable, unrealized gains of $1.5 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments under SFAS 133 and unrealized gains of $1.9 million on liability to subsidiary trusts issuing preferred securities. The increase was partially offset by unrealized losses related to SFAS 159 mark-to-market adjustments of $23.2 million on various N-Star available for sale securities and unrealized losses of

$25.2 million on our corporate lending joint venture (which is an equity investment that is marked to market). The unrealized gain on investment for the three months ended March 31, 2008 consisted of unrealized gains related to SFAS 159 mark-to-market adjustments of $103.5 million on N-Star VIII bonds payable, $76.5 million on N-Star IV bonds payable, $64.9 million on N-Star VII bonds payable, $46.7 million on N-Star VI bonds payable, $32.8 million on liability to subsidiary trusts issuing preferred securities, offset partially by unrealized losses related to SFAS 159 mark-to-market adjustments of $73.9 million on N-Star VII available for sale securities, $7.7 million on N-Star IV available for sale securities and $31.5 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting under SFAS 133.

  Realized Gain on Investments and Other

        The realized gain of $36.9 million for the three months ended March 31, 2009 consisted primarily of net realized gains of $34.4 million on the repurchase of $61.0 million of our 7.25% exchangeable senior notes and net realized gains of $2.5 million on the sale of certain debt securities available for sale, offset partially a foreign currency translation gain of $0.1 million related to our Euro-denominated investment. The realized gain on investments and other for the three months ended March 31, 2008, was immaterial.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and term debt transaction financings, long-term senior and subordinate corporate capital such as senior notes, trust preferred securities and perpetual preferred and common stock. As we discussed in "Outlook and Recent Trends", availability of such capital from all of these sources is extremely scarce (if available at all) for financial institutions including commercial mortgage REITs, and we expect this capital to be difficult to obtain for the foreseeable future.

        Our total available liquidity at March 31, 2009 was approximately $201.2 million, including $121.3 million of unrestricted cash and cash equivalents and $79.9 million of uninvested and available funds in our term debt transactions, which is available only for reinvestment within the term debt transactions.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. For calendar year 2009, we will be permitted to pay up to 90% of our distribution requirement in common stock or other company securities which give us the flexibility to preserve cash. On January 20, 2009, we declared a $0.25 per common share dividend, of which up to 40% was paid in cash in order to preserve our capital. On April 21, 2009, we declared a $0.10 per common share cash dividend. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we have significantly reduced the cash portion of the 2009 dividends declared to date relative to prior periods, future dividend levels are subject to further adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our secured term debt transaction financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our term debt transactions in order to preserve cash flow. As of March 31, 2009 we are in compliance with all of the OC and IC tests in our secured term debt transactions. We expect that very weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in the future.

        We also have four bank loans which permit the lender to require partial repayment under certain circumstances. The WA and Euro term loans with a combined balance of $374.0 million at March 31, 2009 allow the lender to require a partial repayment based on quarterly credit reviews of the loan assets which serve as collateral for the facilities. The amount of the repayment is based upon lender's sole discretion regarding the decrease in value of its collateral due to credit deterioration. The JP Facility and a secured term loan with $13.2 million and $23.3 million outstanding balances, respectively, as of March 31, 2009, provide the lenders with a similar ability to require repayment, except the lenders under both loans may require repayment at any time due to decreases in credit quality and decrease in value of the loan collateral based upon market credit spread movements. In a weakening economic environment we would generally expect credit quality and value of the underlying loans to decline resulting in a higher likelihood that the lenders would require partial repayment from us. Such amounts could be material to our cash and liquidity position depending on performance of the loan collateral and market credit spreads.

        These bank loans also contain corporate financial covenants which we must comply with in order to avoid defaults under the loans. The interest and fixed charge coverage covenants are currently the most restrictive and as of March 31, 2009 we are in compliance with all financial covenants under these facilities. The interest and fixed charge covenants include credit loss provisions in their calculations; therefore, higher levels of credit provisions without corresponding increases in income from other sources could decrease our cushion under these covenants and result in a default which would allow the lenders to accelerate their debt. In addition, the WA and Euro term loans have an initial maturity in October 2009 and both contain a one-year extension at our option provided that we are in compliance with the terms of the loans. If we fail to comply with the financial and non-financial covenants in these loans we may be unable to exercise the extension option. Furthermore, the $13.2 million JP Facility reaches a maturity date in August 2009. The facility is extendable for an additional year at the lender's option. If the lender decides to not renew that facility, we would be required to repay amounts due at the maturity date.

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

        For the three months ended March 31, 2009, we did not issue any shares of common stock related to our equity distribution agreement with Wachovia.

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

        During the three months ended March 31, 2009, we issued a total of 4,968 common shares pursuant to the Plan for a gross sales price of approximately $14,000.

Debt Repurchases

        During the three months ended March 31, 2009, we repurchased approximately $61.0 million of our 7.25% exchangeable senior notes for a total of $25.8 million. We recorded a realized gain of $34.4 million in connection with the repurchase of our notes. The repurchases also represented a $35.2 million discount to the par value of the debt.

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

Cash Flows

        The net cash flow provided by operating activities of $8.9 million, decreased by $15.0 million for the three months ended March 31, 2009 from $23.9 million for the three months ended March 31, 2008. This was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base.

        The net cash flow used by investing activities was $9.9 million for the three months ended March 31, 2009 compared to the net cash provided by investing activities of $91.4 million for the three months ended March 31, 2008. This decrease from 2008 was primarily a result of increased investment activity and lower investment repayments in 2009. Net cash flow used in investing activities in 2008 was primarily the result of the payoffs and principal paydowns of our real estate debt investments and corporate loan investments combined with decreased investment activity.

        The net cash flow used by financing activities was $11.6 million for the three months ended March 31, 2009 compared to $129.7 million of cash provided by financing activities for the three months ended March 31, 2008. The primary use of cash flow by financing activities was credit facilities repayments and bond repurchases. Net cash flow in provided by financing activity in 2008 was primarily related to the paydown of our bonds, credit facilities, and secured term loan as a result of principal paydowns of our assets.

Contractual Obligations and Commitments

        As of March 31, 2009, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 Years
Mortgage notes	$896,301	$6,927	$107,291	$175,859	$606,224
Mezzanine loan payable	12,112	1,536	3,845	4,425	2,306
Exchangeable senior notes(1)	179,800	—	—	179,800	—
Bonds payable	1,668,445	—	—	—	1,668,445
Credit facilities	13,226	13,226	—	—	—
Secured term loan(2)	397,380	397,380	—	—	—
Liability to subsidiary trusts issuing preferred securities	280,133	—	—	—	280,133
Repurchase agreements	528	528	—	—	—
Capital leases(3)	16,496	365	974	997	14,160
Operating leases	75,024	4,218	11,211	10,869	48,726
Placement fees	608	608	—	—	—
Outstanding unfunded commitments(4)	240,612	213,764	26,848	—	—

Total contractual obligations	$3,780,665	$638,552	$150,169	$371,950	$2,619,994

(1)
$99.8 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require us to repurchase the notes on June 15, 2012.

(2)
The WA and Euronote term loans have initial maturities in October 2009. We have a one-year option to extend the term for an additional year provided we are in compliance with the terms of the indentures.

(3)
Includes interest on the capital leases.

(4)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $240.6 million, of which a minimum of $112.5 million will be funded within our existing term debt transactions. Fundings are categorized by estimated funding period. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Based upon currently approved advance rates on our credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining $128.1 million of future funding requirements would be approximately $92.9 million over the next two years.

Off-Balance Sheet Arrangements

Term Debt Issuances

        The terms of the portfolio of real estate securities held by the term debt transactions are structured to be matched with the terms of the non-recourse term debt liabilities. These term debt liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the term debt liabilities when these payments are actually received. There is no refinancing risk associated with the term debt liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. Term debt transactions produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the term debt transaction liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. In two of our term debt transactions we incurred a loss on a security whose issuer filed for bankruptcy. We reviewed the term notes for impairment and determined no impairment existed at March 31, 2009. We continue to receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the term debt transactions, as well as collateral advisory fees and interest income on the unrated income notes of the term debt transactions.

        The following tables describe certain terms of the collateral for and the notes issued by term debt transactions at March 31, 2009:

	Collateral—March 31, 2009				Term Notes—March 31, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate at 12/31/08	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star I(2)	8/21/03	$293,177	6.59%	4.17	$274,981	6.37%	8/01/2038
N-Star II	7/01/04	320,487	6.13	4.81	290,407	5.51	6/01/2039
N-Star III	3/10/05	414,281	5.70	2.46	358,477	4.88	6/01/2040
N-Star V	9/22/05	524,572	5.52	5.74	456,319	4.58	9/05/2045

Total		$1,552,517	5.89%	4.38	$1,380,184	5.21%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        Any potential losses in our off balance sheet term debt transactions is limited to the amortized cost of our investment of $122.2 million at March 31, 2009.

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

        At March 31, 2009, we had invested a total of $43.2 million in the Securities Fund and the carrying value of our investment was $23.0 million, representing a 49.4% interest.

        For the three months ended March 31, 2009 and 2008, we recognized equity in losses of $2.3 million and $0.6 million, respectively. We also earned $0.1 million in management fees from the Securities Fund for each of the three months ended March 31, 2009 and 2008.

Recent Developments

Dividends

        On April 21, 2009, we declared a cash dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends are payable on May 15, 2009 to the stockholders of record as of the close of business on May 5, 2009.

Debt Repurchases

        During April 2009, we repurchased approximately $11.0 million of our 7.25% exchangeable senior notes for a total of $4.5 million. We recorded a realized gain of approximately $6.5 million in connection with the repurchase of our notes.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Funds from Operations:
Consolidated net income	$102,731	$222,152
Non-controlling interest in joint ventures	(2,464)	(245)

Consolidated net income before non-controlling interest in operating partnership	100,267	221,907
Adjustments:
Preferred dividend	(5,231)	(5,231)
Depreciation and amortization	14,814	9,938
Funds from discontinued operations	—	—
Real estate depreciation and amortization—unconsolidated ventures	247	247

Funds from Operations	$110,097	$226,861

Adjusted Funds from Operations:
Funds from Operations	$110,097	$226,861
Straight-line rental income, net	(472)	(757)
Straight-line rental income, discontinued operations	—	—
Straight-line rental income and fair value lease revenue (SFAS 141 adjustment), unconsolidated ventures	(32)	(46)
Amortization of equity-based compensation	5,144	6,991
Fair value lease revenue (SFAS 141 adjustment)	(325)	(306)
Unrealized(gains)/losses from mark-to-market adjustments	(94,563)	(213,428)
Unrealized losses from mark-to-market adjustments, unconsolidated ventures	2,765	4,355

Adjusted Funds from Operations	$22,614	$23,670

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

 Return on Average Common Book Equity (including and excluding G&A and one-time items)

		Three Months Ended March 31, 2009	Annualized March 31, 2009(2)	Year Ended December 31, 2008
Adjusted Funds from Operations (AFFO)	[A]	$22,614	$90,456	$90,553
Plus: Fundraising Fees, Debt Issuance Costs and Other		—		7,823

AFFO, excluding Fundraising Fees, Debt Issuance Costs and Other		22,614		98,376
Plus: General & Administrative Expenses		17,455		74,859
Less: Equity-Based Compensation and straight line rent included in G&A		5,144		24,672
Less: Bad Debt Expense included in G&A		479		—

AFFO, excluding G&A	[B]	34,446	137,784	148,563
Average Common Book Equity & Operating Partnership Non-Controlling Interest(1)	[C]	$1,366,326		$887,515
Return on Average Common Book Equity (including G&A)	[A]/[C]	6.6%		10.2%
Return on Average Common Book Equity (excluding G&A)	[B]/[C]	10.1%		16.7%

(1)
Average Common Book Equity & Operating Partnership Non-Controlling Interest computed using beginning and ending of period balances. ROE will be impacted by the timing of new investment closings and repayments during the quarter.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2008, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $31.0 million offset by an increase in our interest expense of approximately $25.2 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. At March 31, 2009, our counterparties hold approximately $26.5 million of cash margin as collateral against our swap contracts.

        In January 2008, we adopted SFAS 159 and elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended March 31, 2009, we recorded in earnings a mark-to-market unrealized loss of $2.9 million and a $1.0 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps. For the three months ended March 31, 2008, we recorded in earnings a mark-to-market unrealized loss of $30.3 million and a $1.2 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps.

        The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of March 31, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of March 31, 2009	10	90,749	(12,940)	4.18% - 5.08%	March 2010 - August 2018

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
10.4	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

Exhibit Number	Description of Exhibit
10.5	NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.6
Form of Notification under NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.14 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.7
Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.15 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.8
Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)
10.9
Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)
10.10
Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)
10.11
Indenture dated as of February 28, 2007, between N-Star Real Estate CDO IX Ltd., as Issuer, and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2008)
10.12
Junior Subordinated Indenture, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.46 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.13
Amended and Restated Trust Agreement, dated as of March 30, 2007, between NorthStar Realty Finance Limited Partnership, as depositor, NorthStar Realty Finance Corp., a guarantor, Wilmington Trust Company, as property trustee and Delaware trustee and David Hamamoto, Andrew Richardson and Richard McCready, each as administrative trustees (incorporated by reference to Exhibit 10.47 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)
10.14
Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.15
Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)

Exhibit Number	Description of Exhibit
10.16	Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed May 29, 2007)
10.17
Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.18
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
10.19
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.20
Indenture dated as of June 18, 2007, between NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
10.21
Master Repurchase Agreement, dated as of August 8, 2007, by and among NRFC JP Holdings, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.56 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.22
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.23
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.24
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.25
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Richard J. McCready (incorporated by reference to Exhibit 99.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.26
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

Exhibit Number	Description of Exhibit
10.27	Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.54 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.28
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
10.29
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)
10.30
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.31
Amendment No. 1 to Master Repurchase Agreement, dated as of October 7, 2008, by and among NRFC JP Holdings, LLC, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.32
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

NORTHSTAR REALTY FINANCE CORP.
Date: May 7, 2009	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer