Form 10-Q
period 2009-06-30
NORTHSTAR REALTY
filed 2009-08-04
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

        The Company has one class of common stock, par value $0.01 per share, 68,382,300 shares outstanding as of August 4, 2009.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
For the Three Months and Six Months Ended June 30, 2009

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS:
Cash and cash equivalents	$105,548	$134,039
Restricted cash	156,296	163,157
Operating real estate—net	1,112,434	1,127,000
Available for sale securities, at fair value	221,996	221,143
Real estate debt investments, net	2,008,856	1,976,864
Real estate debt investments, held-for-sale	—	70,606
Investments in and advances to unconsolidated ventures	55,536	101,507
Receivables, net of allowance of $0 in 2009 and 2008	19,749	24,806
Unbilled rents receivable	9,160	7,993
Derivative instrument, at fair value	4,410	9,318
Deferred costs and intangible assets, net	62,772	79,633
Other assets	56,424	27,660

Total assets	$3,813,181	$3,943,726

LIABILITIES:
Mortgage notes and loans payable	906,697	910,620
Exchangeable senior notes	153,859	233,273
Bonds payable, at fair value	397,756	468,638
Credit facilities	12,182	44,881
Secured term loans	402,989	403,907
Liability to subsidiary trusts issuing preferred securities, at fair value	95,747	69,617
Obligations under capital leases	3,541	3,555
Accounts payable and accrued expenses	19,117	27,478
Escrow deposits payable	41,928	46,353
Derivative liability, at fair value	58,310	87,220
Other liabilities	30,235	34,424

Total liabilities	2,122,361	2,329,966
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 68,371,213 and 62,906,693 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	684	634
Additional paid-in capital	636,054	620,028
Treasury stock, 0 and 475,051 shares held at June 30, 2009 and December 31, 2008, respectively	—	(1,384)
Retained earnings	706,812	648,860
Accumulated other comprehensive loss	(102,361)	(94,343)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,482,561	1,415,167
Non-controlling interest	208,259	198,593

Total equity	1,690,820	1,613,760

Total liabilities and stockholders' equity	$3,813,181	$3,943,726

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revenues and other income:
Interest income	$35,749	$49,885	$72,533	$113,590
Interest income—related parties	4,443	3,582	8,950	7,343
Rental and escalation income	24,401	29,020	51,649	57,977
Advisory and management fee income—related parties	1,808	6,546	3,499	8,876
Other revenue	178	3,983	346	4,959

Total revenues	66,579	93,016	136,977	192,745
Expenses:
Interest expense	31,921	46,522	66,033	101,980
Real estate properties—operating expenses	2,806	2,037	4,933	4,085
Asset management fees—related parties	854	933	1,707	3,039
Provision for loan losses	17,000	2,500	38,462	3,250
General and administrative:
Salaries and equity-based compensation(1)	11,235	9,925	22,845	21,655
Auditing and professional fees	2,274	1,234	4,537	3,675
Other general and administrative	3,464	3,532	7,046	7,415

Total general and administrative	16,973	14,691	34,428	32,745
Depreciation and amortization	17,382	9,977	32,196	19,915

Total expenses	86,936	76,660	177,759	165,014
Income (loss) from operations	(20,357)	16,356	(40,782)	27,731
Equity in (loss)/earnings of unconsolidated ventures	159	(5,440)	(4,259)	(5,618)
Unrealized gain (loss) on investments and other	(616)	(41,257)	90,045	169,688
Realized gain on investments and other	23,283	7,074	60,196	7,084

Consolidated net income (loss)	2,469	(23,267)	105,200	198,885
Net income (loss) attributable to the non-controlling interests	(1,490)	3,439	(14,355)	(19,677)
Preferred stock dividends	(5,231)	(5,231)	(10,463)	(10,462)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(4,252)	$(25,059)	$80,382	$168,746

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(0.06)	$(0.40)	$1.22	$2.69

Weighted average number of shares of common stock:
Basic	67,353,541	62,708,688	65,964,065	62,662,208
Diluted	75,049,690	70,192,538	73,660,271	69,799,329

(1)
The three months ended June 30, 2009 and 2008 include $5,320 and $5,966 of equity based compensation expense, respectively. The six months ended June 30, 2009 and 2008 include $10,465 and $12,957 of equity based compensation expense, respectively

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders Equity	Non-controlling Interests	Total Stockholders Equity
Balance at December 31, 2007	$100	61,719	$617	$843,433	—	$(179,293)	$(40,879)	$623,978	$20,232	$644,210
Equity component of exchangeable senior notes	—	—	—	2,451	—	—	—	2,451	—	2,451
Proceeds from dividend reinvestment and stock purchase plan	—	182	2	1,139	—	—	—	1,141	—	1,141
Proceeds from equity distribution agreement	—	114	1	875	—	—	—	876	—	876
Stock awards	—	273	3	2,411	—	—	—	2,414	22,266	24,680
Purchase of treasury shares	—	(475)	—	—	(1,384)	—	—	(1,384)	—	(1,384)
Comprehensive loss	—	—	—	—		(6,016)	—	(6,016)	(633)	(6,649)
Conversion of OP/LTIP units	—	1,094	11	10,991	—	—	—	11,002	(11,002)	—
SFAS No. 159 beginning balance adjustment	—	—	—	—	—	90,966	170,577	261,543	22,743	284,286
Cash dividends on common stock	—	—	—	—	—	—	(90,069)	(90,069)	(22,312)	(112,381)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Issuance of shares of preferred stock								—	94,822	94,822
Net income	—	—	—	—	—	—	630,156	630,156	72,477	702,633

Balance at December 31, 2008	$100	62,907	$634	$861,300	(1,384)	$(94,343)	$648,860	$1,415,167	$198,593	$1,613,760
Equity component of exchangeable senior notes	—	—	—	(3,230)	—	—	—	(3,230)	—	(3,230)
Proceeds from dividend reinvestment and stock purchase plan	—	32	—	102	—	—	—	102	—	102
Proceeds from equity distribution agreement	—	1,251	8	2,437	1,384	—	—	3,829	—	3,829
Stock awards		94	1	300	—	—	—	301	10,163	10,464
Amortization of equity based compensation	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	(8,018)	—	(8,018)	(1,009)	(9,027)
Conversion of OP/LTIP units	—	371	4	5,807	—	—	—	5,811	(5,811)	—
Stock dividends	—	3,716	37	10,610	—	—	(9,608)	1,039	(1,039)	—
Cash dividends on common stock	—	—	—	—	—	—	(12,823)	(12,823)	—	(12,823)
Cash dividends on preferred stock	—	—	—	—	—	—	(10,462)	(10,462)	—	(10,462)
Cash distribution to non-controlling interests	—	—	—	—	—	—	—	—	(6,993)	(6,993)
Net income	—	—	—	—	—	—	90,845	90,845	14,355	105,200

Balance at June 30, 2009	$100	68,371	$684	$877,326$	$—	$(102,361)	$706,812	$1,482,561	$208,259	$1,690,820

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Consolidated net income (loss)	$2,469	$(23,267)	$105,200	$198,885
Unrealized gain (loss) on available for sale securities	(1,212)	(2,211)	(17,072)	(13,755)
Change in fair value of derivatives	4,272	3,970	5,251	(2,426)
Reclassification adjustment for gains included in net income	1,398	22,508	2,795	23,763

Comprehensive income	6,927	1,000	96,174	206,467
Less: Comprehensive income attributable to the non-controlling interests	1,952	(611)	13,345	20,600

Comprehensive income attributable to NorthStar Realty Finance Corp	$4,975	$1,611	$82,829	$185,867

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net cash provided by operating activities	$22,403	$50,576
Cash flows from investing activities:
Acquisition of operating real estate, net	—	(10,604)
Improvement of operating real estate	(2,514)	—
Acquisition of available for sale securities	(62,249)	(46,757)
Proceeds from disposition of securities available for sale	63,652	6,115
Available for sale securities repayments	380	2,924
Originations/acquisitions of real estate debt investments	(189,293)	(203,909)
Real estate debt investment repayments	15,165	152,799
Proceeds from the sale of real estate debt investments	140,753	30,400
Real estate debt investment acquisition costs	(97)	(90)
Corporate debt investment acquisitions	—	(16,362)
Corporate debt investment repayments	—	24,985
Proceeds from disposition of corporate debt investment	—	102,574
Other loans receivable	(1,070)	—
Other loans receivable repayment	3,000	10,000
Restricted cash used for investment activities	(704)	(103,988)
Acquisition deposits	—	(6,000)
Investment in and advances to unconsolidated ventures	(397)	(28,733)
Distributions from unconsolidated ventures	8,857	4,000

Net cash (used in) investing activities	(24,517)	(82,646)
Cash flows from financing activities:
Collateral held by broker	—	12,746
Settlement of short sales	—	(12,778)
Collateral held by swap counter party	3,707	(8,880)
Mortgage principal repayments	(3,923)	(2,337)
Borrowing under credit facilities	1,912	36,546
Repayments credit facilities	(34,612)	(112,900)
Repurchase obligation borrowings	528	2,024
Repurchase obligation repayments	(703)	(1,863)
Proceeds from bonds	71,000	65,000
Bond repayments	—	(78,300)
Borrowing under secured term loan	1,373	62,603
Secured term loan repayment	(1,884)	(30,433)
Bond repurchases	(35,247)	(20,628)
Payment of deferred financing costs	(153)	(5,169)
Restricted cash from financing activities	(2,030)	89,083
Proceeds from exchangeable senior notes	—	80,000
Proceeds from dividend reinvestment and stock purchase plan	4,061	1,599
Dividends (common and preferred) and distributions	(23,287)	(60,928)
Offering costs	(126)	(178)
Distributions to non-controlling interest	(6,993)	(122)

Net cash (used in) provided by financing activities	(26,377)	15,085
Net (decrease) in cash & cash equivalents	(28,491)	(16,985)
Cash and cash equivalents—beginning of period	134,039	153,829

Cash and cash equivalents—end of period	$105,548	$136,844

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amount in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization

        NorthStar Realty Finance Corp., a Maryland corporation (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue and expand the real estate debt, real estate securities and net lease businesses conducted by NorthStar Capital Investment Corp. ("NCIC"). Substantially all of the Company's assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership"). On October 29, 2004, the Company closed its initial public offering pursuant to which it issued 20,000,000 shares of common stock, with proceeds to the Company of approximately $160.1 million, net of issuance costs of $19.9 million. Simultaneously with the closing of the equity offering on October 29, 2004, three majority-owned subsidiaries of NCIC contributed certain controlling and non-controlling interests in entities through which NCIC conducted its subordinate real estate debt, real estate securities and net lease businesses to the Operating Partnership in exchange for an aggregate of 4,705,915 units of limited partnership interest in the Operating Partnership (the "OP Units") and approximately $36.1 million in cash and an agreement to pay certain related transfer taxes on behalf of NCIC for approximately $1.0 million. From their inception through October 29, 2004, neither the Company nor the Operating Partnership had any operations.

Joint Ventures

  Wakefield Capital, LLC

        In May 2006, the Company entered into joint venture with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets, called Wakefield. In connection with the formation of the venture, Chain Bridge contributed substantially all of its assets to Wakefield for its $15.1 million membership interest in the joint venture.

        On July 9, 2008, Wakefield sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. ("Inland American"). The Company received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment is entitled to a 10.5% dividend per annum. The convertible preferred membership interest may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of the Wakefield venture. Wakefield may, at its option, redeem the convertible preferred interests at any time following the first anniversary of the closing, subject to payment of a call premium that declines over time. In addition, at any time after the second anniversary of the closing, Inland American may convert its preferred membership interests into common equity in Wakefield. Based on the initial investment amount and capital accounts of the Wakefield members, the convertible preferred membership interests represent, upon conversion, approximately a 42% common equity ownership interest in Wakefield. Inland American will have the option of contributing additional preferred membership interest and participating in new Wakefield investment opportunities in proportion to its percentage ownership interest, assuming it was to convert its interests to common equity.

        In June 2009, the Company restructured its net lease relationship with one of its healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare-related properties. The restructuring resulted in one of the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization (Continued)

Company's unconsolidated affiliate Midwest Care Holdco TRS I LLC ("Midwest") becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. The management agreement is terminable by Midwest upon 60 days notice. This new structure allows the Company to participate in operating improvements of the underlying properties not previously available under the prior structure. The Company owns a 49% interest in Midwest and does not control the major decisions and as a result, the Company does not consolidate the operations of Midwest. The Company's investment in Midwest will be accounted for using the equity method.

        The Company terminated two additional leases for certain other net leased senior housing assets in its Wakefield joint venture and assumed the operations of these facilities, which are managed by an experienced third-party operator.

        The Company controls substantially all major decisions of the joint venture. Accordingly, the joint venture's financial statements are consolidated into the Company's consolidated financial statements and Inland American's and Chain Bridge's capital are treated as non-controlling interests.

  Monroe Capital NorthStar Funding, LLC

        In March 2007, the Company entered into a joint venture with Monroe Capital Holdco, LLC ("Monroe"), which served as a platform for originating middle-market loans. The joint venture ("Monroe Capital") originated, structured and syndicated middle-market corporate loans, including middle-market loans to highly leveraged borrowers. On May 7, 2008, the Company completed a recapitalization of this middle-market corporate lending venture. As part of the recapitalization, an institutional money-manager invested approximately $87.2 million of cash equity into the business and the Company contributed $6.8 million of new equity capital and its CLO equity interests. The lender under two consolidated revolving credit facilities totaling $800.0 million of capacity and having $378.0 million outstanding at May 7, 2008, which the Company refers to as the MC Facility and the MC VFCC Facility, extinguished a portion of the outstanding debt balance and refinanced the remaining indebtedness in the form of a private CLO which match funded the underlying assets. The venture was also permitted to sell a portion of the loan collateral and to use the cash to make new corporate loan investments. The new investor became the controlling manager of the entity and the Company deconsolidated the venture. Additionally, as part of this recapitalization, the Company terminated its joint venture with Monroe Management.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Reclassifications

        On January 1, 2009, the Company adopted FASB Staff Position APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective interest method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. Additionally, FSP APB 14-1 precludes the use of the fair value option pursuant to SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The adoption of FSP APB 14-1 resulted in the Company recognizing additional non-cash interest expense of approximately $0.6 million and $0.6 million and $1.3 million and $1.2 million in the statements of operations for the three and six months ended June 30, 2009 and 2008, respectively. The financial statements for 2008 have been restated for the effects of the retroactive application of FSP APB 14-1.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        The following tables present the cumulative effects of the change in accounting principle as of December 31, 2008 and for the three and six months ended June 30, 2008:

	December 31, 2008
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Deferred costs and intangible assets, net	$71,933	$79,633	$7,700
Exchangeable senior notes	112,576	233,273	120,697
Non-controlling interests	210,281	198,593	(11,688)
Total NorthStar Realty Finance Corp. Stockholders' Equity	$1,516,475	$1,415,167	$(101,308)

	Three Months Ended June 30. 2008
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Interest expense	$45,875	$46,522	$647
Unrealized gain (loss) on investments and other	(29,661)	(41,257)	(11,596)
Fundraising fees, debt issuance costs and other	4,948	—	(4,948)
Non-controlling interests	2660	3,439	779
Net income attributable to NorthStar Realty Finance Corp. common stockholders	(18,539)	(25,059)	(6,520)
Earnings per share	$(0.30)	$(0.40)	$(0.10)

	Six Months Ended June 30. 2008
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Interest expense	$100,822	$101,980	$1,158
Unrealized gain (loss) on investments and other	182,414	169,688	(12,726)
Fundraising fees, debt issuance costs and other	4,948	—	(4,948)
Non-controlling interests	(20,629)	(19,677)	952
Net income attributable to NorthStar Realty Finance Corp. common stockholders	176,734	168,746	(7,988)
Earnings per share	$2.82	$2.69	$(0.13)

        As of June 30, 2009 and December 31, 2008, the total carrying amount of the equity components of the exchangeable senior notes was $6.0 million and $9.2 million, respectively. The principal amount of the exchangeable senior notes liabilities was $158.2 million and $240.8 million as of June 30, 2009 and December 31, 2008, respectively. The unamortized discount of the liability components was $4.3 million and $7.5 million at June 30, 2009 and December 31, 2008, respectively. The net carrying amount of the liability components was $153.9 million and $233.3 million at June 30, 2009 and December 31, 2008, respectively. Interest expense for the three and six months ended June 30, 2009 and 2008 related to the exchangeable senior notes was $5.1 million and $9.7 million and $4.6 million and $8.3 million, respectively, of which $4.5 million and $8.4 million and $4.0 million and $7.1 million

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

was related to contractual interest, respectively, and $0.6 million and $1.3 million and $0.6 million and $1.2 million was attributable to amortization of the debt discount and deferred financing costs, respectively.

        On January 1, 2009, the Company adopted SFAS 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The adoption of SFAS 160 does not affect prior periods reported net income or retained earnings; however, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

Recent Accounting Pronouncements

        In January 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("FSP EITF 99-20-1") to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The Company's adoption of FSP EITF 99-20-1 did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2") which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. FSP FAS 115-2 and FAS 124-2 applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. The Company's adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, FASB issued FSP FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Are Not Orderly" ("FSP FAS 157-4"), which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). FSP FAS 157-4 will be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of FSP FAS 157-4 did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1 ") which will amend FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"). FSP FAS 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on its financial condition, results of operations, or cash flows.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The Company's adoption of these provisions did not have a material effect on its financial condition, results of operations, or cash flows.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS 166"), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 166 will have on its financial condition, results of operations, and disclosures.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS 167 will have on its financial condition, results of operations, and disclosures.

        In June 2009, the FASB approved the "FASB Accounting Standards Codification" ("Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification will not have an impact on the Company's financial condition or results of operations.

3. Fair Value of Financial Instruments

        The Company has elected to apply the fair value option in accordance with SFAS No. 159 "The Fair Value Option" ("SFAS 159") to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item:

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

Fair Value Measurements

        SFAS 157 "Fair Value Measurement" ("SFAS 157") defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. In addition, SFAS 157 requires an issuer to incorporate changes in its own credit spreads when determining the fair value of its liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$121,827	$37,695	$159,522
Real estate term debt—N-Star	—	—	4,752	4,752
Real estate term debt—Third party	—	—	937	937
REIT debt	—	26,783	—	26,783
Term debt equity—N-Star	—	—	24,441	24,441
Trust preferred securities	—	—	5,561	5,561
Derivative asset	—	4,410	—	4,410
Corporate lending investment	—	—	14,063	14,063

Total assets	$—	$153,020	$87,449	$240,469

Liabilities:
N-Star IV,VI, VII and VIII bonds payable	—	—	397,756	$397,756
Liability to subsidiary trusts issuing preferred securities	—	—	95,747	95,747
Derivative liability	—	58,310	—	58,310

Total liabilities	$—	$58,310	$493,503	$551,813

        The following table presents additional information about the Company's available for sale securities, corporate lending investment, bonds payable and liabilities to subsidiary trusts issuing

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

preferred securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for sale securities	Corporate lending investment	N-Star Bonds Payable	Liability to subsidiary trusts issuing preferred securities
Beginning balance:	$100,907	$47,999	$468,638	$69,617
Total transfers into Level 3
Purchases, sales, issuance and settlements, net	(1,624)	(4,078)	71,192
Less: total losses (realized or unrealized):
Included in earnings	24,905	29,858
Included in other comprehensive loss	15,275
Plus: total gains (realized or unrealized):
Included in earnings	14,283		142,074	(26,130)
Included in other comprehensive loss	285	—	—	—

Ending balance	$73,671	$14,063	$397,756	$95,747

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$10,622	$29,858	$142,074	$(26,130)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

accounting for that instrument. The following table sets forth the Company's financial instruments for which the fair value option was elected:

	June 30, 2009	December 31, 2008
Financial Instruments, at Fair Value
Assets:
Available for sale securities:
CMBS	$159,522	$124,595
Real estate term debt—N-Star	3,615	5,236
Real estate term debt—Third party	937	1,322
REIT debt	26,783	44,936
Trust preferred securities	5,561	4,488
Corporate lending investment	14,063	47,999

Total assets	$210,481	$228,576

Liabilities:(1)
N-Star IV,VI, VII and VIII bonds payable	397,756	468,638
Liability to subsidiary trusts issuing preferred securities	95,747	69,617

Total liabilities	$493,503	$538,255

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at June 30, 2009	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$159,522	$684,938	$(525,416)
Real estate term debt—N-Star	3,615	42,541	(38,926)
Real estate term debt—Third party	937	16,747	(15,810)
REIT debt	26,783	34,183	(7,400)
Trust preferred securities	5,561	15,000	(9,439)

Total assets	$196,418	$793,409	$(596,991)

Liabilities:
N-Star IV,VI, VII and VIII bonds payable	397,756	1,679,445	(1,281,689)
Liability to subsidiary trusts issuing preferred securities	95,747	280,133	(184,386)

Total Liabilities	$493,503	$1,959,578	$(1,466,075)

        At June 30, 2009, the basis in the Company's corporate lending investment was $73.9 million. The Company has elected the fair market value option pursuant to SFAS 159 for this investment which is

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

accounted for under the equity method of accounting. The fair market value of the Company's investment at June 30, 2009 was $14.1 million.

        For the three and six months ended June 30, 2009 and 2008, the Company recognized a net loss of $6.7 million and $73.9 million and a net gain of $82.5 million and $169.2 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's condensed consolidated statement of operations.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable, liability to subsidiary trusts issuing preferred securities and derivatives for which the fair value option was elected was a net gain of $115.9 million for the six months ended June 30, 2009. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

4. Operating Real Estate

Chatsworth Property

        One of the Company's net lease investments is comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA ("WaMu"). The tenant vacated the building as of March 23, 2009, and the lease was terminated. The assets are financed with a non-recourse $42.9 million first mortgage loan. The assets are also refinanced with a $9.2 million mezzanine loan which is collateral for one of the Company's securities term financings. In the fourth quarter of 2008, the Company took an impairment charge relating to these properties and is in the process of transferring title to the first mortgage special servicer. The net book value in the assets currently is approximately equal to the mortgage debt, and the Company therefore does not expect the transfer to materially impact its income statement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at June 30, 2009 and December 31, 2008:

June 30, 2009	Carrying Value	SFAS 159 Transition Adjustment	Losses in Accumulated OCI	Cumulative Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$471,088	$(64,963)	$—	$(246,603)	$159,522
Real estate term debt—N-Star	51,217	(17,616)	(13,662)	(15,187)	4,752
Real estate term debt—Third party	16,348	(3,896)	—	(11,515)	937
REIT debt	33,829	(2,276)	—	(4,770)	26,783
Term debt equity—N-Star	72,253	—	(47,812)	—	24,441
Trust preferred securities	15,000	(2,736)	—	(6,703)	5,561

Total	$659,735	$(91,487)	$(61,474)	$(284,778)	$221,996

(1)
Approximately $165.7 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

        At June 30, 2009, the maturities of the available for sale securities ranged from one to 44 years.

        During the three and six months ended June 30, 2009, proceeds from the sale and redemption of available for sale securities was $47.2 million and $63.7 million, respectively and the realized gain on sale was $15.2 million and $17.7 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments

        At June 30, 2009 and December 31, 2008, the Company held the following real estate debt investments:

June 30, 2009	Carrying Value(1)	Allocation By Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,023,370	50.9%	—%	2.82%	53
Whole loans, fixed rate	93,336	4.6	7.54	—	8
Subordinate mortgage interests, floating rate	188,101	9.4	—	6.73	11
Subordinate mortgage interests, fixed rate	24,528	1.2	7.50	—	2
Mezzanine loans, floating rate	502,078	25.0	—	4.39	18
Mezzanine loan, fixed rate	156,307	7.8	9.60	—	13
Other loans—floating	15,358	0.8	—	1.61	2
Other loans—fixed	5,778	0.3	5.53	—	1

Total/Weighted average	$2,008,856	100.0%	8.64%	3.69%	108

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three commercial real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $97.2 million related to these investments. The Company expects that a minimum of $55.7 million of these future fundings will be funded within the Company's existing term debt transactions and require no additional capital from the Company. Based upon currently approved advance rates on the Company's credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding; the Company's equity requirement on the remaining $41.5 million of future funding requirements would be approximately $27.4 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Contractual maturities of real estate debt investments at June 30, 2009 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2009 (remainder)	$553,642	$107,392
2010	724,895	313,876
2011	164,402	551,319
2012	349,965	635,872
2013	—	184,445
Thereafter	277,634	277,634

Total	$2,070,538	$2,070,538

    (1)
    The year ending December 31, 2009, contains a whole loan with an initial maturity of October 1, 2008 and a principal balance of $21.4 million, a junior participation in a first mortgage with an initial maturity of March 1, 2009 and a principal balance of

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments (Continued)

      $28.5 million, and a whole loan with an initial maturity of April 1, 2009 and a principal balance of $13.8 million that remain outstanding as of June 30, 2009.

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

        On June 30, 2009, the Company received $23.6 million of cash proceeds relating to the repayment of a $27.4 million first mortgage loan backed by a data center property bearing interest at LIBOR + 4.5% and having a February 2012 final maturity date. The Company agreed to the discounted payoff of its loan on this niche asset for the economic and credit risk benefits. Accordingly, for the second quarter 2009, the Company recorded a $3.8 million credit loss relating to this discounted payoff.

Non-Performing Loans and Provision for Loan Losses

  Non-Performing Loans

        As of June 30, 2009, the Company had four non-performing loans totaling $73.0 million which consisted of a first mortgage having a principal balance of $21.3 million and a maturity date of October 1, 2008, a junior participation in a first mortgage having a principal balance of $28.5 million and a maturity date of March 1, 2009, a first mortgage having a principal balance of $13.8 million and a maturity date of April 1, 2009 and a mezzanine loan having a principal balance of $9.4 million and a maturity date of August 1, 2009, representing approximately 3.5% of the Company's total commercial real estate debt investments. The Company's maximum exposure to loss related to these loans would be equal to the outstanding principal balance less reserves taken.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Debt Investments (Continued)

  Provision for Loan Losses

        For the three and six months ending June 30, 2009, the Company recorded a $17.0 million and $38.5 million credit loss provision relating to eight and 13 loans, respectively. As of June 30, 2009, the loan loss reserves totaled $49.7 million.

7. Investment in and Advances to Unconsolidated Ventures

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

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At June 30, 2009 and December 31, 2008, the Company had an investment in CS/Federal of approximately $7.0 million and $7.3 million, respectively. The Company recognized equity in earnings of $0.1 million and $0.2 million for each of the three and six months ended June 30, 2009 and June 30, 2008, respectively.

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

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option under SFAS 159 for its equity investment. As of June 30, 2009,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Investment in and Advances to Unconsolidated Ventures (Continued)

the fair market value of the Company's investment in the corporate lending venture was $14.1 million. For the three and six months ended June 30, 2009, the Company recognized an unrealized loss of $4.6 million and $29.9 million related to the fair value adjustment on its equity investment, respectively. The company conducted its quarterly comprehensive credit review of this investment and as a result, concluded that due to the uncertainty of the underlying cash flows, the Company will utilize the cost recovery method of accounting for income recognition on this investment.

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

        At June 30, 2009 and December 31, 2008, the Company's investment in the Securities Fund was $19.4 million and $29.3 million, respectively, representing a 49.2% and 53.1% interest in the Securities Fund, respectively.

        For the three and six months ended June 30, 2009 and 2008, the Company recognized equity in losses of $3.1 million and $5.0 million and $5.4 million and $5.6 million, respectively. The Company also earned $0.1 million and $0.2 million and $0.1 million and $0.3 million in management fees from the Securities Fund for the three and six months ended June 30, 2009 and 2008, respectively.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The venture is managed by professionals who have extensive experience in the single family housing sector. During the first quarter 2009, the Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. The joint venture was subsequently restructured, all employees were terminated and the joint venture entered into an asset management agreement with Solus Management Company ("Solus"). Solus was formed by the former Chief Executive Officer and several other key employees of LandCap, and will manage the existing investments of the venture. At June 30, 2009 and December 31, 2008 the Company's investment in LandCap is carried at $10.5 million and $12.9 million, respectively. For the three and six months ended June 30, 2009 and 2008, the Company recognized equity in loss of $0.4 million and $1.1 million and $2.8 million and $1.6 million, respectively, which consisted primarily of general and administrative expenses. At June 30, 2009 and December 31, 2008, LandCap has made investments totaling $39.1 million. In addition, the Company advanced approximately $4.9 million

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Investment in and Advances to Unconsolidated Ventures (Continued)

under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and was included in other assets in the condensed consolidated balance sheets.

Midwest Care Holdco TRS I LLC

        In June 2009, the Company restructured its net lease relationship with one of its healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare-related properties. The restructuring resulted Midwest becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. This new structure allows the Company to participate in operating improvements of the underlying properties not previously available under the prior structure. The Company owns a 49% interest in Midwest and does not control the major decisions and as a result, the Company does not consolidate the operations of Midwest. The Company recognized equity in earnings of $3.3 million for the three and six months ended June 30, 2009.

8. Variable Interest Entities

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Variable Interest Entities (Continued)

        FSP FIN 46(R)-6 addresses how a reporting enterprise should determine the variability to be considered and provides guidance in applying Fin 46(R).

        As of June 30, 2009 and December 31, 2008, the Company identified interests in 17 entities which were determined to be VIEs under FSP FIN 46(R)-6.

        Based on management's analysis, the Company is not the primary beneficiary of 13 of the identified VIEs since it does not absorb a majority of the expected residual losses, or is entitled to a majority of the expected residual returns. Accordingly, these VIEs are not consolidated into the Company's financial statements as of June 30, 2009 or December 31, 2008.

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

Term Debt Transactions

        The Company has interests in eight collateralized debt obligations, also referred to as term debt transactions, whose term notes are primarily collateralized by investment grade real estate securities or real estate debt investments. The Company generally purchases the preferred equity or the income notes of each term debt transaction, which are the equity securities of the term debt issuances, and, with the exception of N-Star I, all of the below investment grade term debt notes of each term debt transaction. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these term debt issuances as an annual collateral management fee. The Company's interests in each of the term debt transactions is accounted for as a single debt security available for sale pursuant to EITF 99-20. During the first quarter, two of the Company's term debt transactions experienced a credit loss on a security whose issuer filed for bankruptcy. The Company reviewed the equity notes for impairment and determined base upon its analysis that no impairment existed at June 30, 2009. The Company will use the cost recovery method of income recognition for the term notes because of the uncertainty of the income streams of these two term debt transactions. Any

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Variable Interest Entities (Continued)

potential losses in the Company's off balance sheet term debt transactions is limited to the amortized cost of its investment of $108.9 million at June 30, 2009.

  Consolidated Term Debt Transactions

        N-Star IV, VI, VII and VIII are consolidated term debt transactions in accordance with the guidance provided in FSP FIN 46(R)-6.

        The following tables describe certain terms of the collateral for, and the notes issued by, N-Star IV, N-Star VI, N-Star VII and N-Star VIII at June 30, 2009 and December 31, 2008:

	Collateral—June 30, 2009				Term Notes—June 30, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)(1)	Outstanding Term Notes(2)	Weighted Average Interest Rate	Stated Maturity
N-Star IV	6/14/2005	$339,214	4.75%	1.82	$292,500	0.92%	7/1/2040
N-Star VI	3/17/2006	374,481	5.69	2.08	303,700	1.15	6/1/2041
N-Star VII	6/22/2006	672,877	4.97	7.27	499,200	0.66	6/22/2051
N-Star VIII	12/6/2006	788,348	5.32	1.84	584,045	0.81	2/1/2041

Total		$2,174,920	5.14%	3.56	$1,679,445	0.84%

(1)
Based upon initial maturity.

(2)
Includes only notes held by third parties.

	Collateral—December 31, 2008				Term Notes—December 31, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(2)	Weighted Average Interest Rate	Stated Maturity
N-Star IV(1)	6/14/2005	$346,996	6.93%	1.71	$292,500	1.08%	7/1/2040
N-Star VI(1)	3/17/2006	385,251	7.26	2.11	292,700	2.45	6/1/2041
N-Star VII(1)	6/22/2006	563,771	5.05	7.38	499,200	1.74	6/22/2051
N-Star VIII	12/6/2006	717,705	7.42	2.05	524,045	2.41	2/1/2041

Total		$2,013,723	6.64%	3.49	$1,608,445	1.97%

(1)
Weighted average expected life is based upon initial maturity.

(2)
Includes only notes held by third parties.

  Unconsolidated term debt transactions

        N-Star I, II, III and V are unconsolidated term debt transactions in accordance with the provisions of FIN 46(R).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Variable Interest Entities (Continued)

        The following tables describe certain terms of the collateral for, and the notes issued by, N-Star I, N-Star II, N-Star III and N-Star V at June 30, 2009 and December 31, 2008:

	Collateral—June 30, 2009				Term Notes—June 30, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate	Stated Maturity
N-Star I(2)	8/21/2003	$284,449	6.60%	4.24	$267,056	6.21%	8/01/2038
N-Star II	7/01/2004	299,151	6.22	5.00	268,241	5.50	6/01/2039
N-Star III	3/10/2005	421,309	3.60	5.36	358,446	4.19	6/01/2040
N-Star V	9/22/2005	569,671	4.98	5.84	456,319	4.42	9/05/2045

Total		$1,574,580	5.14%	5.26	$1,350,062	4.93%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

	Collateral—December 31, 2008				Term Notes—December 31, 2008
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate	Stated Maturity
N-Star I(2)	8/21/2003	$299,316	6.60%	4.16	$278,000	6.37%	8/01/2038
N-Star II	7/01/2004	331,242	6.17	4.77	295,098	5.51	6/01/2039
N-Star III	3/10/2005	410,188	5.70	4.11	358,556	4.88	6/01/2040
N-Star V	9/22/2005	499,745	5.52	6.23	456,319	4.58	9/05/2045

Total		$1,540,491	5.92%	4.95	$1,387,973	5.23%

(1)
Includes only notes held by third parties.

(2)
The Company has an 83.3% interest.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of June 30, 2009 and December 31, 2008:

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at June 30, 2009	Contractual Balance at December 31, 2008
Credit Facilities
JP Facility	8/8/2009	8/8/2009	LIBOR + .80% to 1.80%	$150,000	$12,182	$44,881

Total Credit Facilities				150,000	12,182	44,881
Term Loans
WA Term Loan(1)	11/6/2009	11/6/2010	LIBOR + 2.00%	467,207	277,087	276,143
Euro—note	11/6/2009	11/6/2010	3 month Euribor + 2.0%	102,567	102,567	103,526
LB Term Loan	2/9/2010	2/9/2012	LIBOR + 1.50%	23,335	23,335	24,238

Total Credit Facilities & Term Loans				$743,109	415,171	448,788

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015		5.65%		42,878	42,923
Salt Lake City	9/1/2012		5.16%		15,668	15,862
EDS	10/8/2015		5.37%		47,339	47,698
Executive Center(2)	1/1/2016		5.85%		51,480	51,480
Green Pond	4/11/2016		5.68%		17,230	17,341
Indianapolis	2/1/2017		6.06%		28,307	28,472
Wakefield GE	8/30/2010		6.93%		66,751	67,269
Wakefield—Park National	1/11/2014		5.94%		33,137	33,300
Wakefield—GE—WLK	1/11/2017		6.49%		159,136	160,000
Wakefield—GE—Tusc & Harmony	1/11/2017		6.59%		7,840	7,875
Wakefield—Harmony FNMA	2/1/2017		6.39%		75,000	75,000
Wakefield—Grove City	2/1/2038		5.45%		1,848	1,862
Wakefield—Lancaster	6/1/2037		6.40%		2,588	2,605
Wakefield—Marysville	6/1/2037		6.40%		1,662	1,673
Wakefield—Washington	10/1/2038		6.65%		1,964	1,975
Wakefield—Miller Merril	6/30/2012		7.07%		119,188	116,000
Wakefield—ARL Mob Wachovia	5/11/2017		5.89%		3,409	3,412
Wakefield—Ascend Colonial	5/31/2012		7.52%		6,500	6,500
Wakefield—Colonial Dova	8/31/2012		7.32%		6,500	6,500
Wakefield—Colonial 6 Alfs	10/31/2012		6.98%		20,000	23,329
Wakefield—St Francis	9/10/2010		LIBOR + 2.00%		11,400	11,400
Aurora	7/11/2016		6.22%		33,169	33,329
DSG	10/11/2016		6.17%		34,017	34,237
Keene	2/1/2016		5.85%		6,741	6,790
Fort Wayne	1/1/2015		6.41%		3,440	3,480
Portland	6/17/2014		7.34%		4,740	4,825
Milpitas	3/6/2017		5.95%		22,329	22,548
Fort Mill	4/6/2017		5.63%		27,700	27,700
Reading	1/1/2015		5.58%		14,031	14,153
Reading	1/1/2015		6.00%		5,000	5,000
Alliance	12/6/2017		6.48%		23,650	23,787
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014		6.64%		9,191	9,310
Fort Mill	4/6/2017		6.21%		2,864	2,985
Exchangeable Senior Notes(3)	6/15/2027		7.25%		78,165	160,800
Exchangeable Senior Notes ("NNN Notes")(3)	6/15/2013		11.50%		80,000	80,000
Repurchase obligations	Varies		LIBOR varies		—	176

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at June 30, 2009	Contractual Balance at December 31, 2008
Bonds payable(4)
N-Star IV	7/1/2040		LIBOR + 0.62% (average spread)		292,500	292,500
N-Star VI	6/1/2041		3 month LIBOR + 0.56% (average spread)		303,700	292,700
N-Star VII	6/22/2051		LIBOR + 0.36% (average spread)		499,200	499,200
N-Star VIII	2/1/2041		LIBOR + 0.57% (average spread)		584,045	524,045
Liability to subsidiary trusts issuing preferred securities(4)(5)
Trust I	3/30/2035		8.15%		41,240	41,240
Trust II	6/30/2035		7.74%		25,780	25,780
Trust III	1/30/2036		7.81%		41,238	41,238
Trust IV	6/30/2036		7.95%		50,100	50,100
Trust V	9/30/2036		3 month LIBOR 2.70%		30,100	30,100
Trust VI	12/30/2036		3 month LIBOR 2.90%		25,100	25,100
Trust VII	4/30/2037		3 month LIBOR 2.50%		31,475	31,475
Trust VIII	7/30/2037		3 month LIBOR 2.70%		35,100	35,100

					$3,439,611	$3,488,962

(1)
The Company had an additional $174.4 million of availability under the revolving component of the term loan. Further borrowings on this secured loan are subject to the lender's sole discretion.

(2)
The Company has a limited recourse obligation with respect to this loan. The amount of such obligation will vary based upon the tenancy of the property. The Company believes such obligation will not exceed $6.0 million.

(3)
The contractual amounts may differ from the carrying value on the condensed consolidated balance sheets due to the equity component associated with the adoption of FSP APB 14-1.

(4)
Contractual amounts due may differ from the carrying value on the condensed consolidated balance sheets due to the election of the fair value option under SFAS 159. See Note 3

(5)
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of June 30, 2009:

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loans(1)	Liability to Subsidiary Trusts Issuing Preferred Securities(2)	Exchangeable Senior Notes(2)	Repurchase Obligations	Bonds Payable(1)
2009	$396,870	$5,034	$12,182	$379,654	$—	$—	$—	$—
2010	117,304	93,969	—	23,335	—	—	—	—
2011	12,890	12,890	—	—	—	—	—	—
2012	245,144	166,979	—	—	—	78,165	—	—
2013	91,891	11,891	—	—	—	80,000	—	—
Thereafter	2,575,512	615,934	—	—	280,133	—	—	1,679,445

Total	$3,439,611	$906,697	$12,182	$402,989	$280,133	$158,165	$—	$1,679,445

(1)
$379.7 million of the secured term loan balance may be extended for one year.

(2)
$78.2 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

        At June 30, 2009, the Company was in compliance with all covenants under its borrowings.

  Debt Repurchases

        During the three and six months ended June 30, 2009, the Company repurchased approximately $21.6 million and $82.6 million of its 7.25% exchangeable senior notes for a total of $9.4 million and $35.2 million, respectively, The Company recorded a net realized gain of $11.9 million and $46.2 million in connection with the repurchase of its notes for the three and six months ended June 30, 2009, respectively. The repurchases for the three and six months ended June 30, 2009 represented a $12.2 million and $47.4 million discount to the par value of the debt, respectively.

10. Related Party Transactions

Advisory Fees

        The Company has agreements with each of N-Star I, N-Star II, N-Star III, N-Star V and N-Star IX to perform certain advisory services. The Company earned total fees on these agreements of approximately $1.8 million and $6.4 million and $3.4 million and $8.6 million for the three and six months ended June 30, 2009 and 2008, respectively.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the three months ended June 30, 2008, the Company earned $0.1 million in management fees. For the six months ended June 30, 2009 and 2008, the Company earned $0.1 million and $0.3 million, respectively, in management fees.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions (Continued)

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc., an affiliate of Chain Bridge, to perform certain management services. The Company incurred $0.9 million and $1.7 million in management fees for each of the three and six months ended June 30, 2009 and 2008, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services. On May 7, 2008, the Company terminated its management agreement with Monroe Management. The Company incurred $1.3 million in management fees for the six months ended June 30, 2008, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

11. Equity-Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of June 30, 2008, the Company has issued an aggregate of 8,283,340 LTIP Units, net of forfeitures of 60,368 LTIP Units. An aggregate of 898,343 LTIP Units were converted to commons stock and 468,064 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,283,340 LTIP Units, so long as the recipient continues to be an eligible recipient, 5,015,942 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,252,437 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 will cliff vest on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 143,102 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $4.9 million and $5.2 million and $9.9 million and $10.1 million for the three and six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there were approximately 4,221,723 unvested LTIP Units and 170 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity-Based Compensation (Continued)

vesting period of the Omnibus Incentive Plan LTIP grants is $29.9 million, provided there are no forfeitures.

2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. The Company did not meet the performance hurdles under the 2006 Outperformance Plan as of the conclusion of the 2006 Outperformance Plan on December 31, 2008. The Company recorded the compensation expense for the 2006 Outperformance Plan in accordance with SFAS 123 (R) "Stock Based Compensation" of $0.1 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $0.2 million and $0.6 million for the three and six months ended June 30, 2009 and 2008, respectively. The remaining compensation expense to be recognized over the next six quarters is $0.4 million.

        The status of all of the LTIP grants as June 30, 2009 and December 31, 2008 is as follows:

	June 30, 2009		December 31, 2008
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	8,067	$9.86	5,484	$11.47
Granted	—	—	3,533	7.26
Converted to common stock	(371)	9.92	(895)	9.51
Forfeited	—	—	(55)	9.42

Ending balance(2)	7,696	$9.86	8,067	$9.86

(1)
Reflects balance at January 1, 2009 and January 1, 2008 for the periods ended June 30, 2009 and December 31, 2008, respectively.

(2)
Reflects balance at June 30, 2009 and December 31, 2008, respectively.

12. Stockholders' Equity

Common Stock

        In May 2009, the Company issued 94,045 shares of common stock with a fair value at the date of grant of $0.3 million to its Board of Directors as part of their annual grants.

        In April 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), pursuant to which it registered with the Securities and Exchange Commission and reserved for issuance 15,000,000 shares of its common stock. Under the terms of the Plan, stockholders who participate in the Plan may purchase shares of the Company's common stock directly from it, in cash investments up to $10,000. At the Company's sole discretion, it may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 5%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of the Company's stock. The Company expects to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes. For the three and six months ended June 30, 2009, the Company issued a total of approximately 27,062 and 32,030 common shares, respectively, pursuant to the Plan.

Equity Distribution Agreements

        In May 2009, the Company entered into an equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through JMP. JMP will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. As of June 30, 2009, the Company sold 1,251,628 common shares and received $4.0 million of cash proceeds pursuant to its equity distribution agreement with JMP.

        For the six months ending June 30, 2009, the Company did not sell any common shares pursuant to its May 2008 equity distribution agreement with Wachovia.

Stock Repurchase Program

        On October 8, 2008, the Company's Board of Directors authorized a stock repurchase program of up to 10,000,000 shares of its outstanding common stock, or approximately 16% of its outstanding common stock. Stock repurchases under this program will be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the six months ended June 30, 2009, the Company did not repurchase any common shares pursuant to its stock repurchase program.

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

        On April 21, 2009, the Company declared a cash dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on May 15, 2009 to the stockholders of record as of the close of business on May 5, 2009.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three and six months ended June 30, 2009 and 2008 is computed as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Numerator (Income)
Basic Earnings
Net income (loss) available to common stockholders	$(4,252)	$(25,059)	$80,382	$168,746
Effect of dilutive securities:
Income (loss) allocated to non-controlling interest	(486)	(2,991)	9,915	19,880

Dilutive net income available to stockholders	$(4,738)	$(28,050)	$90,297	$188,626

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	67,354	62,709	65,964	62,662
Effect of dilutive securities:
OP/LTIP units	7,696	7,484	7,696	7,137

Dilutive Shares	75,050	70,193	73,660	69,799

        The earnings per share calculation takes into account the conversion of LTIP units into common shares. The LTIPS convert on a one-for-one basis into commons shares and share equally in the Company's earnings. Depending on the timing of LTIP conversions and the amount of LTIPS converted, relative to the timing of the Company's earnings allocated to the LTIP non-controlling interest, and the weighting of the common shares, the LTIP conversions may result in an anti-dilutive effect on earnings per share. For the six months ended June 30, 2009 the LTIP conversion were anti-dilutive..

13. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Non-controlling Interest (Continued)

capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying condensed consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2009 and December 31, 2008, non-controlling interest related to the aggregate limited partnership units of 7,696,093 and 8,067,211, represented a 10.12% and 11.37% interest in the Operating Partnership, respectively. Income/(loss) allocated to the operating partnership non-controlling interest for the three and six months ended June 30, 2009 and 2008 was a loss of $0.5 million and a loss of $3.0 million and $9.9 million and $19.9 million, respectively.

Joint Ventures

        On July 9, 2008, Wakefield sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. The Wakefield joint venture is consolidated in the condensed consolidated financial statements with Inland American's and Chain Bridge's equity treated as non-controlling interests. Income allocated to the joint venture's non-controlling interest for the three months and six ended June 30, 2009 and 2008 was $2.0 million and a loss of $0.4 million and $4.4 million and a loss of $0.2 million, respectively.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009 and 2008, the Company recorded immaterial amounts of hedge ineffectiveness in earnings.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the remainder of 2009, the Company estimates that an additional $5.6 million will be reclassified as an increase to interest expense.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative financial instruments that were designated as cash flow hedges of interest rate risk as of June 30, 2009 and December 31, 2008:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of June 30, 2009	10	90,749	(8,672)	4.18% - 5.08%	March 2010 - August 2018
As of December 31, 2008	10	90,749	(13,923)	4.18% - 5.08%	March 2010 - August 2018

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

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133. For the three months ended June 30, 2009 and 2008, the Company recorded, in earnings, a mark-to-market unrealized gain of $7.4 million and $33.4 million and a $1.4 million and $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded, in earnings, a mark-to-market unrealized gain of $10.4 million and $3.1 million and a $2.8 million and $2.6 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of June 30, 2009 and December 31, 2008:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of June 30, 2009	24	1,396,879	(45,229)	0.54% - 5.63%	October 2009 - June 2018
As of December 31, 2008	24	1,396,879	(63,979)	0.54% - 5.63%	October 2009 - June 2018

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of June 30, 2009 and December 31, 2008.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of June 30, 2009		As of December 31, 2008		As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$(8,672)	Derivative liability, at fair value	$(13,923)

Total derivatives designated as hedging instruments under SFAS 133		$—		$—		$(8,672)		$(13,923)

Derivatives not designated as hedging instruments under SFAS 133
Interest Rate Products	Derivative instrument, at fair value	$4,410	Derivative instrument, at fair value	$9,318	Derivative liability, at fair value	$(49,639)	Derivative liability, at fair value	$(73,297)

Total derivatives not designated as hedging instruments under SFAS 133		$4,410		$9,318		$(49,639)		$(73,297)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the three and six months ended June 30, 2009 and 2008:

Derivatives is SFAS 133 Cash Flow Hedging Relationships

	Location of Gain/(loss) recognized in income	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate products
Amount of Gain or (loss) in OCI on Derivative on OCI (Effective Portion)	n/a	$3,252	$3,468	$3,253	$(3,381)
Amount of Gain or (loss) reclassified from accumulated OCI into Income (Effective Portion)	Interest Expense	$7	$7	$14	$14

Derivatives Not Designated as Hedging Instruments Under SFAS 133

	Location of Gain/(loss) recognized in income	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009
Interest rate products
Amount of Gain or (loss) recognized in income	Unrealized gain (loss) on investment and other	$7,445	$33,437	$10,385	$3,133
Amount of Gain or (loss) reclassified from accumulated OCI into Income	Unrealized gain (loss) on investment and other	$(1,405)	$(1,404)	$(2,809)	$(2,651)

        At June 30, 2009, the Company's counterparties hold approximately $26.5 million of cash margin as collateral against its swap contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one tenant that generates 10% or more of its total revenue. However, approximately 51.2% and 51.4%, respectively of the Company's rental and escalation revenue for the three and six months ended June 30, 2009 is generated from two tenants in the Company's healthcare net lease portfolio. The

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

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

        The Company's real estate securities segment is focused on investing in a wide range of commercial real estate debt securities, including commercial mortgage- backed securities ("CMBS"), REIT unsecured debt, credit tenant loans and unsecured subordinate securities of commercial real estate companies. The Company generates revenues from this segment by earning interest income and advisory fees from owning and managing these investments. Its operating expenses consist primarily of interest costs from financing its securities. The segment generates income from operations by earning advisory fees and a positive spread between the yield on its assets and the interest cost of its debt.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

        The following table summarizes segment reporting for the three and six months ended June 30, 2009 and 2008:

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Healthcare Real Estate Joint Venture	Corporate Investments and Other(1)	Consolidated Total
Total revenues for the three months ended
June 30, 2009	$25,853	$10,026	$16,356	$17,486	$(3,142)	$66,579
June 30, 2008	43,573	13,013	19,164	16,081	1,185	93,016
Consolidated net income for the three months ended
June 30, 2009	944	(1,856)	47,157	(7,846)	(35,930)	2,469
June 30, 2008	(7,992)	(2,621)	29,221	2,137	(44,012)	(23,267)
Consolidated net income (loss) after non-controlling interests and before preferred dividend for the three months ended
June 30, 2009	847	(1,666)	42,321	(9,820)	(30,703)	979
June 30, 2008	(7,390)	(2,514)	26,134	2,084	(38,143)	(19,828)
Total revenues for the six months ended
June 30, 2009	54,078	21,184	31,687	33,601	(3,573)	136,977
June 30, 2008	88,201	26,077	34,013	32,128	12,326	192,745
Consolidated net income for the six months ended
June 30, 2009	90,448	(9,477)	70,578	(8,451)	(37,898)	105,200
June 30, 2008	226,374	(3,883)	1,969	1,513	(27,088)	198,885
Consolidated net income (loss) after non-controlling interests and before preferred dividend for the six months ended
June 30, 2009	80,556	(8,453)	63,179	(12,890)	(31,547)	90,845
June 30, 2008	202,238	(3,529)	1,759	1,412	(22,672)	179,208
Total assets as of
June 30, 2009	2,223,811	499,668	263,677	718,447	107,578	3,813,181
December 31, 2008	$2,266,115	$515,577	$259,326	$732,513	$170,195	$3,943,726

(1)
Corporate includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

16. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the six months ended June 30, 2009 and 2008 is presented below:

	2009	2008
Real estate debt investment pay-down due from servicer	32,701	1,646
Write-off of deferred financing cost in connection with FAS 159 implementation	—	29,725
Initial mark-to-market adjustment in connection with FAS 159 implementation	—	(314,011)
Minority Interest buy-out	—	(1,566)
Contribution of book value of assets to unconsolidated joint venture	—	112,097
Allocate proceeds from exchangeable notes to equity in connection with APB14-1 retroactive adjustment	—	(3,100)
Allocate payment of deferred financing costs to cost of capital in connection with APB 14-1 retroactive adjustment	—	191
Stock dividend	10,646	—

17. Fair Value of Financial Instruments

        The following disclosures of estimated fair value were determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        As of June 30, 2009 cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value.

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated to the "worst" assuming fully extended maturities regardless of if structural or economic tests required to achieve such extended maturities. At June 30, 2009 the fair market value was $1.7 billion with a gross carrying amount of $2.1 billion.

        For the exchangeable senior notes the Company uses available market information, which includes quoted market prices or recent transactions, if available to estimate their fair value. At June 30, 2009 the fair market value of the 7.25% exchangeable senior notes was $36.3 million with a carrying amount

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

17. Fair Value of Financial Instruments (Continued)

of $76.4 million and the fair market value of the 11.50% exchangeable senior notes was $39.2 million with a carrying amount of $77.4 million.

        For fixed rate mortgage loans payable the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. At June 30, 2009 the fair market value was $919.2 million with a carrying amount of $906.7 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

18. Subsequent Events

        The Company has evaluated subsequent events through August 4, 2009, which is the date these financial statements were issued.

Dividends

        On July 21, 2009, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on August 14, 2009 to the stockholders of record as of the close of business on August 4, 2009.

Debt Repurchases

        During July 2009, the Company repurchased $10.0 million of its 7.25% exchangeable senior notes and $18.3 million of its 11.50% exchangeable senior notes for a total purchase price of $14.4 million. The Company recorded a realized gain of approximately $12.9 million in connection with the repurchase of its notes.

Incentive Compensation Plan

        On July 21, 2009, the Compensation Committee of the Board of Directors (the "Committee") of the Company approved the material terms of a new Incentive Compensation Plan for the Company's executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool will be established each calendar year. The size of the incentive pool will be calculated as the sum of (a) 1.75% of the Company's "adjusted equity capital" and (b) 25% of the Company's adjusted funds from operations, as adjusted ("AFFO"), above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

        The incentive pool will be divided into the following three separate incentive compensation components: (1) an annual cash bonus, tied to annual performance of the Company and paid after year end at or around completion of the year end audit; (2) a deferred cash bonus, determined based on the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

18. Subsequent Events (Continued)

same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date; and (3) a long-term incentive, paid at the end of a three-year period based on the Company's achievement of cumulative performance goals for the three-year period, subject to the participant's continued employment through the payment date. Performance goals for each component will be set by the Committee initially upon the adoption of the Plan and at the beginning of each subsequent calendar year for each new cycle. The goals will generally be divided into five distinct ranges of performance, each of which will correspond to a pay-out level equal to a percentage (0%, 25%, 50%, 75% or 100%) of a participant's pool allocation for such component.

        The annual bonus component for 2009 will be calculated based on AFFO and liquidity targets (weighted 50% and 25%, respectively) with the remaining 25% of the 2009 annual bonus determined in the Committee's discretion. The deferred bonus component will be calculated based on the same performance measures as the annual bonus, but paid as described above. For the long-term incentive component, each participant will initially be granted a number of restricted stock units determined by dividing the value of the participant's pool allocation for this component by the 20-day average closing price of the Company's common stock at the end of the first year of the grant cycle (such amount, the "Initial Long-Term Allocation"). Upon the conclusion of the three-year performance period, the participant will receive a payout equal to the value of one share of common stock at the time of such payout, with respect to a share of common stock during the three-year performance period, for each unit actually earned based on the Company's achievement of cumulative AFFO and/or a stock price goal during the performance period (the "Long-Term Payout"). The Long-Term Payout will be made in the form of shares of common stock to the extent available under the Company's equity compensation plans or, if all or a portion of such shares are not available, in cash; provided, that the amount of cash paid to any participant with respect to the 2009 long-term incentive component shall not exceed such participant's Initial Long-Term Allocation. For the three-year performance period ending December 31, 2011, the stock price goal is $8.21 per share.

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

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward- looking statement contained in this report.

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

        During 2008, financial institutions curtailed their lending to peer institutions, even on a very short-term basis, as lack of transparency regarding asset quality reduced confidence in counterparty creditworthiness. Despite liquidity infusions from government-sponsored central banks worldwide, the cost of capital increased dramatically, and even the most liquid markets such as the commercial paper market experienced enormous outflows of capital. Those institutions deemed by the market to be most at risk for credit issues, principally those with large real estate and mortgage portfolios, experienced massive withdrawals from customer brokerage and deposit accounts. These institutions also became unable to transact in the capital markets because few participants were willing to take their counterparty risk, thereby resulting in their insolvency (most notably Bear, Stearns & Co. and Lehman Brothers Holdings, Inc.). The U.S. Government reacted to the rapid deterioration in the financial system by passing the Emergency Economic Stabilization Act of 2008, or the EESA, in early October. The EESA authorized and provided funds to the U.S. Treasury Department to acquire financial assets from institutions as a buyer of last resort in order to enable these institutions to reduce their exposure to troubled assets and to regain market confidence. During the fourth quarter of 2008, the U.S. abandoned the direct asset purchase strategy, committed to make up to $250 billion of direct equity investments through the Troubled Asset Relief Program, or TARP, into banking institutions and purchased commercial paper from corporations.

        In February 2009, the U.S. Government ratified a nearly $800 billion economic stimulus package and in March announced the Public-Private Investment Program, or PPIP, to introduce up to $1 trillion of leverage into the financial system to purchase and finance high quality securities, including CMBS, and to acquire "legacy" loans from banks. The goal of the PPIP is to draw private capital into the market by providing government equity co-investment and attractive public financing, and the CMBS market initially responded positively to the announcement with credit spreads for the highest quality securities decreasing by several hundred basis points after the program's announcement. We, as well as a reported nearly 100 other potential PPIP managers filed an application with the U.S. Government to be one of its approved fund managers, but NorthStar was not one of the initial handful selected.

        In June 2009, the Term Asset Lending Facility ("TALF"), a financing facility for asset-backed securities established by the U.S. Federal Reserve in late 2008, began accepting commercial real estate securities as assets eligible for financing. The Federal Reserve indicated that securities issued in 2009 and having a AAA rating would be considered eligible for financing, subject to the Fed's final approval of individual assets. To-date, it appears that several banks may be working on new loans whose AAA rated securities would be eligible for TALF financing, but none have yet been completed.

        During the second quarter 2009, several banks were permitted by the U.S. Government to repay their TARP equity investments, but other very large institutions (e.g., Bank of America and Citigroup, among others) were not deemed healthy enough to repay their TARP capital. Although repayment of the government investment was considered a sign of financial strength, those who repaid their TARP funds remain cautious in committing new capital to real estate in an uncertain economic environment. Despite the TARP repayments, the overall U.S. banking sector remains under stress, with 69 banks seized by the FDIC in 2009 to date. In addition, neither the legacy loans nor securities programs formed under the PPIP have resulted in any material investment activity and the legacy loans program has been put on hold. As a result, capital for commercial real estate remains extremely scarce and continued declines in macroeconomic conditions and employment are resulting in worsening credit performance across commercial real estate and many other sectors.

  Commercial Real Estate Macroeconomic Conditions

        Virtually all commercial real estate property types have been adversely impacted by this prolonged economic recession and liquidity crisis. Property types that were most directly and immediately impacted by these weaker conditions include residential condominium projects in markets which experienced a high level of development during the residential market boom, such as in South Florida, Las Vegas and areas of California. Multi-family properties located in nearby areas have generally been impacted by the oversupply of condominiums because many of these projects are being converted into competing rental properties. Also, hotels were immediately impacted by changing economic conditions because revenues are generated on a nightly basis, based on room rates and occupancy. Business and leisure travel continues to decline as macroeconomic conditions worsen. The next most sensitive real estate class to changing economic conditions is retail, followed by office and industrial properties. Office, industrial and retail property types have longer-term, multi-year leases and therefore reset to market on a lagging basis. Business and retailer failures have become more frequent and are expected to negatively impact occupancy rates in the future. Our credit loss provisioning levels are higher than in the past due to the impact of these conditions on the cash flow performance of the collateral properties underlying our loans. The degree to which commercial real estate values are impacted by weaker economic conditions and the level of credit losses in our asset base will be determined primarily by the length that such conditions persist and the severity of the economic contraction.

        Most of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of June 30, 2009 is 0.3%, well below its 3.5% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which should partially offset decreasing cash flows caused by the economic recession, and extend the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property. Currently, a lack of readily available financing, economic uncertainty and higher returning alternative investment opportunities have increased investor return expectations resulting in much higher risk premiums and, despite the lower interest rate, lower valuations for commercial real estate properties. The conditions are adversely impacting the performance of our real estate loans and the related collateral properties. The deep economic recession combined with a crippled banking sector has resulted in weakening cash flows from collateral properties and extreme difficulties in obtaining repayments at maturity.

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

  Our Strategy

        We responded to these difficult conditions by decreasing investment activity when we observed deteriorating market conditions. We expect credit to continue to be challenging throughout the remainder of 2009 and into 2010 and have focused our company resources on portfolio management activities to preserve our invested capital and liquidity. We anticipate that most of our investment activity and uses of available unrestricted cash liquidity for the foreseeable future will be focused on discounted repurchases of our previously issued debt securities which generally have been available in the market at very attractive prices, and for amortization of bank debt. Our business plan assumes that the gains from repurchasing our debt securities at discounts to par more than offsets credit losses during the same period.

        Approximately $4.0 billion of our collateralized debt obligations, also referred to as our term debt transaction liabilities (including the off-balance sheet and on-balance sheet term debt transaction financings) currently permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. We also have assets financed on a bank term loan with an outstanding balance of $379.7 million at June 30, 2009, which has a final maturity in October 2010. Rather than making new investments with loan repayment proceeds in our term debt transactions, in certain instances we have been amortizing the bank term loan by transferring performing assets financed by the bank loan into our term debt transactions, providing match funded financing for these assets. Approximately $553.6 million of our funded loan commitments have their initial maturity date in the remainder of 2009; however, most of the loans contain extension options of at least nine months (many subject to performance criteria). It is therefore difficult to estimate how much capital, if any, from initial maturities or prepayments will be generated in our term debt transactions from loan repayments during 2009 to create availability to further amortize the bank loan.

        Our term debt structures do not have corporate financial covenants but require that the underlying loans and securities meet debt service and collateral value coverage (as defined by the indentures) in order for us to receive regular cash flow distributions. If the tests are not met cash flow is diverted from us to repay the liabilities until the tests are back into compliance. In some cases, our ability to reinvest can be adversely impacted if these tests are not in compliance. Ratings downgrades of CMBS and other securities can reduce the deemed value of the security in measuring collateral coverage, depending on the level of the downgrade. Also, defaults in our loans can reduce the collateral coverage of the defaulted loan in our term debt structures. As economic conditions continue to weaken and capital for commercial real estate remains scarce, we expect credit quality in our assets and across the commercial real estate sector to weaken. While we have devoted a majority of our resources to managing our existing asset base, a continued weak environment and additional credit ratings downgrades will make maintaining compliance with the term debt structures more difficult, jeopardizing regular cash flow distributions to our company.

        We believe that in the longer term, liquidity could eventually return to the commercial real estate finance markets but that in the near term, new financing sources must be developed in order to attractively finance new investment activity. We believe these sources could include financing from U.S. Government sponsored programs such as PPIP and TARP, term loans from financial institutions and life insurance companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets.

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

        In certain circumstances, we may pursue loan sales and payoffs at discounts to our book value. Generally, we may agree to discounted payoffs where we believe there is an economic benefit from monetizing the asset in advance of its contractual maturity date. For example, we may accept a discounted payoff where we believe the cash proceeds can be reinvested at a much higher rate of return (including the capital loss from the payoff), where we believe there is significant risk of collateral value or cash flow erosion through maturity, or where we believe refinancing risk at maturity is very high. When evaluating sales and payoffs at discounts to book value, we must also consider the impact such transactions have on our financing structures, corporate debt covenants and earnings.

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

        We conduct a quarterly comprehensive credit review which is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by our credit reviews. Based on the quarterly reviews, loans and net lease assets are put on an internal "watch list" if we believe there is greater near-term risk that we could lose invested capital and/or there is a situation at the underlying collateral which requires intensive risk management and portfolio management resources. During the quarterly reviews, assets are also put on non-performing status and identified for possible impairment based upon several factors, including missed or late contractual payments, significant declines in collateral performance, and other data which may indicate a potential issue in our ability to recover our capital from the investment. We believe the watch list is a useful internal tool for prioritizing management resources but delinquencies, realized losses, non-performing loans and actual credit loss reserves are the appropriate basis in which our investors should compare our credit performance to other financial services companies.

        As of June 30, 2009, our loan portfolio had the following credit statistics:

	Number of Loans	Dollar Value	Percent of Total Loan Portfolio
Non-performing loans(1)	4	$73,046	3.53%
Loan loss reserves	13	$49,662	2.40%

(1)
A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default.

        As of June 30, 2009, our loan portfolio principal and interest aging is as follows (inclusive of our non-performing loans):

1 - 30 Days	31 - 60 Days	61 - 90 Days	90 + Days
$921	$663	$430	$64,730

        During the three and six month period ending June 30, 2009, we recorded $17.0 million and $38.5 million of credit loss provisions relating to eight and 13 loans, respectively, and had no foreclosures or (reversals of prior period reserves). As of June 30, 2009, loan loss reserves totaled $49.7 million. At June 30, 2009, we had three loans totaling $63.6 million on non-performing status due to maturity defaults and one loan totaling $9.4 million on non-performing status due to a payment delinquency of greater than 90 days. A $21.3 million first mortgage loan secured by a condo/hotel development site in Manhattan was on the non-performing loan list at December 31, 2008 and the maturity default is not yet resolved. At June 30, 2009, we have a $5.0 million loan loss reserve for this loan, and continue to negotiate a potential assumption of our loan by new sponsors, who have significant hotel development and operating track records and intend to develop a full service hotel on the site, as well as pursuing legal remedies against the borrower. The second non-performing loan is a $28.5 million B-note secured by a large mixed use development located near Orlando, FL. Our note is subordinate to a $127 million A-note and senior to a $28.0 million C-note. The borrower did not meet the requirements for a March 2009 extension, and the A-Note holder is leading restructuring discussions with the borrower. The borrower also has existing recourse obligations to make scheduled amortization payment. At June 30, 2009, we have a $8.0 million loan loss reserve for this loan. The third non-performing loan which we fully reserved against, is a $9.4 million mezzanine loan backed by a multi-family development site in Washington D.C. The fourth non-performing loan is a $13.8 million first mortgage loan secured by a condo development site in Manhattan which has the same sponsor as the $21.3 million non-performing loan previously discussed. There is a $2.0 million reserve for this loan at June 30, 2009. There can be no assurance that acceptable assumption and modification agreements can be reached with the respective borrowers under our non-performing loans, and if agreements cannot be reached we may determine that more reserves are required for these loans.

        On June 30, 2009, we received $23.8 million of cash proceeds relating to the repayment of a $27.4 million first mortgage loan backed by a data center property bearing interest at LIBOR + 4.5% and having a February 2012 final maturity date. We agreed to the discounted payoff of our loan on this niche asset for the economic and credit risk benefits discussed herein. Accordingly, for the second quarter 2009 we recorded a $3.6 million credit loss relating to this discounted payoff.

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

        Our net leased assets are generally leased to a single tenant and we typically financed these assets with non-recourse first mortgage loans. In the event a tenant goes out of business, we must decide whether to continue to pay debt service and property operating costs until we find a new tenant, or we may give the property to the mortgage lender and lose our invested equity capital. One of our net lease investments is comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA, or WaMu. The assets are financed with a non-recourse $43.0 million first mortgage loan. The assets are also financed with a $9.2 million mezzanine loan which is collateral for one of our securities term financings. The tenant vacated the building as of March 23, 2009 and terminated its lease. In the fourth quarter of 2008, we took an impairment charge relating to these properties and we are currently in the process of transferring title to the first mortgage special servicer. Our net book value in the assets currently is approximately equal to the mortgage debt, and we therefore do not expect the transfer to materially impact our income statement.

Critical Accounting Policies

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2008 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting policies" for a full discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In January 2009, the FASB issued FSP EITF 99-20-1, which amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("FSP EITF 99-20-1") to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material effect on our financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2") which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. FSP FAS 115-2 and FAS 124-2 applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor entity can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on our financial statements.

        In April 2009, FASB issued FSP FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, "Fair Value Measurements" (SFAS 157). FSP FAS 157-4 will be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on our financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1") which will amend FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"). FSP FAS 107-1 and APB 28-1 will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS 107 and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1did not have a material effect our financial statement disclosures.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. Our adoption of these provisions did not have a material effect on our financial condition, results of operations, or cash flows.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS 166"), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 166 will have on our financial condition, results of operations, and disclosures.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights, should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial condition, results of operations, and disclosures.

        In June 2009, the FASB approved the "FASB Accounting Standards Codification" ("Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification will not have an impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Revenues

  Interest Income

        Interest income for the three months ended June 30, 2009 totaled $35.7 million, representing a decrease of $14.2 million, or 28%, compared to $49.9 million for the three months ended June 30, 2008. The decrease consisted of a $14.1 million decrease attributable to an approximately 225 basis points lower average one-month LIBOR rate during the second quarter 2009 compared to second quarter 2008, and a $1.1 million decrease in interest income attributable to the recapitalization and deconsolidation of Monroe Capital in 2008. The decrease was partially offset by a net increase to interest income of approximately $1.9 million resulting from the origination and acquisition of commercial real estate debt and commercial real estate securities with a net book value of $389.3 million subsequent to June 30, 2008 offset by approximately $357.7 million of investment dispositions and repayments during 2008.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended June 30, 2009 totaled $4.4 million, representing an increase of $0.8 million, or 22%, compared to $3.6 million for the three months ended June 30, 2008. The increase is attributable to securities purchases within our non-consolidated term debt financings in which we own the non-investment grade note classes. We are generally earning higher yields on securities purchased during the past 12 months due to credit spread widening. All of our real estate securities term debt transactions completed since 2006, in which we retain the equity notes, have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the three months ended June 30, 2009 totaled $24.4 million, representing a decrease of $4.6 million, or 16%, compared to $29.0 million for the three months ended June 30, 2008. The decrease of $4.6 million was primarily attributable to the following; i) Reading, PA and Chatsworth, CA property lease terminations, ii) the Cincinnati, OH lease renewal and iii) during the second quarter 2009, we restructured our net lease relationship with one of our healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare-related properties. The restructuring resulted in one of our unconsolidated affiliates becoming the lessee of the properties and our unconsolidated affiliate simultaneously entering into a management contract with a third party operator. This new structure allows us to participate in operating improvements of the underlying properties not previously available under the prior structure.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended June 30, 2009 totaled $1.8 million, representing a decrease of approximately $4.7 million, or 72%, compared to $6.5 million for the three months ended June 30, 2008. The decrease was primarily attributable to the sale of 67% of the advisory fee income stream from one of our term debt transactions to the Securities Fund which resulted in the recognition of an additional $4.8 million in advisory fee income during the second quarter 2008. The sale resulted in $0.2 million of lower advisory fees and a decrease of $0.1 million as a result of the decline in the net asset value of our Securities Fund and our term debt transactions which generate advisory fees, also contributed to the lower advisory fees.

  Other Revenue

        Other revenue for the three months ended June 30, 2009 totaled $0.2 million, representing a decrease of $3.8 million, or 95%, compared to $4.0 million the three months ended June 30, 2008. Other revenue for three months ended June 30, 2009 consisted primarily of $0.1 million in exit fees and $0.1 million in unused credit line fees. Other revenue for the three months ended June 30, 2008 consisted primarily of the sale of our profit participation in a real estate debt investment for $3.7 million, $0.1 million unused credit line fees and $0.1million in draw fees and $0.1 million miscellaneous other revenue.

Expenses

  Interest Expense

        Interest expense for the three months ended June 30, 2009 totaled $31.9 million, representing a decrease of $14.6 million, or 31%, compared to $46.5 million for the three months ended June 30, 2008. The decrease in interest was primarily the result of: (i) $9.5 million lower interest on N-Star IV, VI, VII and VIII bonds payable and trust preferred debt due to lower average LIBOR rates, debt repurchases and repayments; (ii) $2.5 million lower interest on our 7.25% exchangeable senior notes due to repurchases; (iii) $0.9 million lower interest as a result of the recapitalization, termination and de-consolidation of our corporate lending venture in 2008; (iv) $0.9 million lower interest relating to lower average balances and lower LIBOR rates on our WA Term Loan; (v) $1.1 million in lower interest rates on our Euro-note; (vi) $0.8 million lower interest related to the Chatsworth, CA lease termination (vii) $0.5 million lower interest related to the termination of our unsecured revolving credit line in May 2008; and (viii) $0.2 million lower interest related to lower average balances on repurchase obligations. The decrease in interest expense was partially offset by: (i) $1.7 million in additional expense from our $80.0 million 11.50% exchangeable senior notes issued in May 2008 and (ii) $0.1 million in additional expense from our LB term loan which closed in June 2008.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended June 30, 2009 totaled $2.8 million, representing an increase of $0.8 million, or 40%, compared to $2.0 million for three months ended June 30, 2008. The increase was primarily attributable to expenses of $0.3 million that are no longer reimbursed related to the Reading, PA facility that in now vacant and $0.8 million related to the restructuring and termination of our leases with two of our operators in our healthcare portfolio, partially offset by $0.3 million in lower expenses as a result of Chatsworth, CA lease termination.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended June 30, 2009 totaled $0.9 million, which was flat, compared to $0.9 million for the three months ended June 30, 2008. We incurred advisory fees to Wakefield Capital Management for the three months ended June 30, 2009 and 2008.

  Provision for Loan Losses

        Provision for loan losses for the three months ended June 30, 2009 totaled $17.0 million and was specifically identified for eight loans. The second quarter 2009 expense includes $7.5 million for first mortgage whole loans, $5.0 million for subordinated mortgage interests and $4.5 million for mezzanine loans. Provision for loan losses for the three months ended June 30, 2008 totaled $2.5 million and was specifically identified for two loans. The second quarter 2008 expense includes $0.5 million for a first mortgage whole loan and $2.0 million for a mezzanine loan.

  General and Administrative

        General and administrative expenses for the three months ended June 30, 2009 totaled $17.0 million, representing an increase of $2.3 million, or 16%, compared to $14.7 million for the three months ended June 30, 2008. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended June 30, 2009 totaled $11.2 million, representing an increase of approximately $1.3 million, or 13%, compared to $9.9 million, for the three months ended June 30, 2008. The increase was attributable to a $1.9 million increase related to salaries and accrued cash incentive compensation costs offset partially by a $0.7 million decrease related to equity-based compensation. The 2008 cash incentive compensation costs were weighted towards the fourth quarter in anticipation of a greater mix of equity than cash awards than was actually paid. The 2009 quarterly cash incentive compensation accruals assume the equity/cash mix will be consistent with actual 2008 payments. The $0.7 million decrease in equity-based compensation expense was attributable to 2008 grants of $0.1 million in connection with employee separation agreements and a decrease of approximately $0.5 million in vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan and our 2006 Outperformance Plan relating to grants fully vesting and a $0.1 million decrease in our Annual Directors grants.

        Auditing and professional fees for the three months ended June 30, 2009 totaled $2.3 million, representing an increase of $1.1 million, or 92%, compared to $1.2 million for the three months ended June 30, 2008. The increase was primarily attributable to increased legal fees for general corporate work, investment activities and lease restructuring expenses in our healthcare portfolio.

        Other general and administrative expenses for the three months ended June 30, 2009 totaled $3.4 million, representing a decrease of approximately $0.1 million, or 3%, compared to $3.5 million for the three months ended June 30, 2008. The decrease was primarily attributable to a decrease in overhead resulting from lower staffing levels during the three months ended June 30, 2009.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended June 30, 2009 totaled $17.4 million, representing an increase of $7.4 million, or 74%, compared to $10.0 million for the three months ended June 30, 2008. This increase was primarily attributable to the write-off of $7.7 million of certain costs associated with the lease restructuring and termination of one of our operators in our healthcare portfolio, partially offset by lower depreciation and amortization of $0.3 million as a result of the write of the Reading, PA and Chatsworth, CA properties.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the three months ended June 30, 2009 was a net $0.2 million in earnings, representing an increase of $5.6 million, compared to a loss of $5.4 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, we recognized equity in earnings of $3.4 million on a new joint venture related to the restructured net lease relationship with one of our healthcare operators which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and the unconsolidated affiliate simultaneously entering into a management contract with a third party operator and equity in earnings of $0.1 million in connection with another net lease joint venture. The equity in earnings were partially offset by equity in losses $3.0 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and equity in losses $0.3 million from the LandCap joint venture. For the three months ended June 30, 2008, we recognized equity in losses of $4.9 million from the Securities Fund, of which $5.3 million was an unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund, and equity in loss of $1.1 million on the LandCap joint venture. The losses were partially offset by equity in earnings of $0.1 million in connection with our net lease joint venture and $0.5 million equity in earning from our corporate lending venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other increased by approximately $40.7 million for the three months ended June 30, 2009 to a loss of $0.6 million, compared to a loss of $41.3 million for the three months ended June 30, 2008. The unrealized loss on investments for the three months ended June 30, 2009 consisted primarily of unrealized losses related to SFAS 159 mark-to-market adjustments of $28.0 million on liability to subsidiary trusts issuing preferred securities and unrealized losses of $4.6 million on our corporate lending joint venture (which is an equity investment that is marked to market). The unrealized losses were partially offset by unrealized gains related to SFAS 159 mark-to-market adjustments of $19.5 million on various available for sale securities, unrealized gains of $6.5 million on various N-Star bonds payable and net gains of $6.0 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments under SFAS 133. The unrealized loss on investment for the three months ended June 30, 2008 consisted of unrealized losses related to SFAS 159 mark-to-market adjustments of $13.5 million on various N-Star bonds payable, $2.8 million on liability to subsidiary trusts issuing preferred securities, $25.1 million on various available for sale securities and unrealized losses of $32.5 million on our corporate lending joint venture offset partially by unrealized gains $32.0 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting under SFAS 133 and $0.6 million on securities sold, not yet purchased.

  Realized Gain on Investments and Other

        The realized gain of $23.3 million for the three months ended June 30, 2009 consisted primarily of net realized gains of $11.9 million on the repurchase of $21.6 million of our 7.25% exchangeable senior notes and net realized gains of $15.5 million on the sale of certain debt securities available for sale, offset partially by realized losses of $3.8 million related to the discounted payoff of a first mortgage. The realized gain on investments and other of $7.1 million for the three months ended June 30, 2008, was attributable to the recapitalization of our corporate lending venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition we recognized a $7.1 million gain on the repurchase of various N-Star bonds.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Revenues

  Interest Income

        Interest income for the six months ended June 30, 2009 totaled $72.5 million, representing a decrease of $41.1 million, or 36%, compared to $113.6 million for the six months ended June 30, 2008. The decrease consisted of a $32.5 million decrease attributable to an approximately 273 basis points lower average one-month LIBOR rate and lower asset balances during the six month period ending June 30, 2009 compared to the six month period ending June 30 2008, and a $11.7 million decrease in interest income attributable to the recapitalization and deconsolidation of Monroe Capital in 2008. The decrease was partially offset by a net increase to interest income of approximately $4.0 million resulting from the origination and acquisition of commercial real estate debt and commercial real estate securities with a net book value of $389.3 million subsequent to June 30, 2008 offset by approximately $357.7million of investment dispositions and repayments during 2008.

  Interest Income—Related Parties

        Interest income from related parties for the six months ended June 30, 2009 totaled $9.0 million, representing an increase of $1.7 million, or 23%, compared to $7.3 million for the six months ended June 30, 2008. The increase is attributable to securities purchases within our non-consolidated term debt financings in which we own the non-investment grade note classes. We are generally earning higher yields on securities purchased during the past 12 months due to credit spread widening. All of our real estate securities term debt transactions completed since 2006, in which we retain the equity notes, have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the six months ended June 30, 2009 totaled $51.6 million, representing a decrease of $6.4 million, or 11%, compared to $58.0 million for the six months ended June 30, 2008. The decrease of $6.4 million was attributable to the following; i) Reading, PA and Chatsworth, CA property lease terminations, ii) the Cincinnati, OH lease renewal and iii) during the second quarter 2009, we restructured our net lease relationship with one of our healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare-related properties. The restructuring resulted in one of our unconsolidated affiliates becoming the lessee of the properties and our unconsolidated affiliate simultaneously entering into a management contract with a third party operator. This new structure allows us to participate in operating improvements of the underlying properties not previously available under the prior structure.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the six months ended June 30, 2009 totaled $3.5 million, representing a decrease of approximately $5.4 million, or 61%, compared to $8.9 million for the six months ended June 30, 2008. The decrease was primarily attributable to the sale of 67% of the advisory fee income stream from one of our term debt transactions to the Securities Fund which resulted in the recognition of an additional $4.8 million in advisory fee income during the second quarter 2008. The sale resulted in $0.4 million of lower advisory fees and a decrease of $0.2 million as a result of the decline in net asset value of our Securities Fund and our term debt transactions which generate the advisory fees.

  Other Revenue

        Other revenue for the six months ended June 30, 2009 totaled $0.3 million, representing a decrease of $4.7 million, or 94%, compared to $5.0 million the six months ended June 30, 2008. Other revenue for six months ended June 30, 2009 consisted primarily of $0.2 million in late fees and $0.1 million in unused credit line fees. Other revenue for the six months ended June 30, 2008 consisted primarily of $3.7 million in profit participation proceeds from the modification of a real estate debt investment, $0.3 million in prepayment penalties, $0.3 million of exit fees, $0.3 million in unused credit line fees, $0.1 million in draw fees and $0.2 million miscellaneous other revenue.

Expenses

  Interest Expense

        Interest expense for the six months ended June 30, 2009 totaled $66.0 million, representing a decrease of $36.0 million, or 35%, compared to $102.0 million for the six months ended June 30, 2008. The decrease in interest was primarily the result of: (i) $23.6 million lower interest on N-Star IV, VI, VII and VIII bonds payable and trust preferred debt due to lower average LIBOR rates, debt repurchases and repayments; (ii) $3.7 million lower interest on our 7.25% exchangeable senior notes due to repurchases; (iii) $5.9 million lower interest as a result of the recapitalization, termination and de-consolidation of our corporate lending venture in 2008; (iv) $2.7 million lower interest relating to lower average balances and lower LIBOR rates on our WA Term Loan; (v) $1.8 million in lower interest rates on our Euro-note; (vi) $0.8 million lower interest related to the Chatsworth, CA lease termination; (vii) $1.2 million lower interest related to the termination of our unsecured revolving credit line in May 2008; and (viii) $0.6 million lower interest related to lower average balances on repurchase obligations. The decrease in interest expense was partially offset by: (i) $4.2 million in additional expense from our $80.0 million 11.50% exchangeable senior notes issued in May 2008 and (ii) $0.3 million in additional expense from our LB term loan which closed in June 2008.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for six months ended June 30, 2009 totaled $4.9 million, representing an increase of $0.8 million, or 20%, compared to $4.1 million for six months ended June 30, 2008. The increase was primarily related to expenses of $0.5 million that are no longer reimbursed related to the Reading, PA facility that is now vacant and $0.8 million related to the restructuring and termination of our leases with two of our operators in our healthcare portfolio partially offset by $0.3 million in lower expenses as a result of Chatsworth, CA lease termination and lower expenses of $0.2 million at various properties.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the six months ended June 30, 2009 totaled $1.7 million, representing a decrease of $1.3 million, or 43%, compared to $3.0 million for the six months ended June 30, 2008. The decrease was primarily attributable to the termination of the corporate lending joint venture agreement. We incurred $1.7 million of advisory fees to Wakefield Capital Management and no advisory fees to the corporate lending joint venture for the six months ended June 30, 2009, respectively. We incurred $1.7 million of advisory fees to Wakefield Capital Management and $1.3 million of advisory fees to our former corporate lending venture for the six months ended June 30, 2008, respectively.

  Provision for Loan Losses

        Provision for loan losses for the six months ended June 30, 2009 totaled $38.5 million and was specifically identified for 13 loans. The provision for loan losses for the six months ended June 30, 2009 included $14.0 million for first mortgage whole loans, $8.0 million for subordinated mortgage interests and $16.5 million for mezzanine loans. Provision for loan losses for the six months ended June 30, 2008 totaled $3.3 million and included $1.3 million for first mortgage whole loans and $2.0 million for a mezzanine loan.

  General and Administrative

        General and administrative expenses for the six months ended June 30, 2009 totaled $34.4 million, representing an increase of $1.7 million, or 5%, compared to $32.7 million for the six months ended June 30, 2008. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the six months ended June 30, 2009 totaled $22.9 million, representing an increase of approximately $1.2 million, or 5%, compared to $21.7 million, for the six months ended June 30, 2008. The increase was attributable to a $3.6 million increase related to salaries and accrued cash incentive compensation costs offset partially by a $2.5 million decrease related to equity-based compensation. The 2008 cash incentive compensation costs were weighted towards the fourth quarter in anticipation of a greater mix of equity than cash awards than was actually paid. The 2009 quarterly cash incentive compensation accruals assume the equity/cash mix will be consistent with actual 2008 payments. The $2.5 million decrease in equity-based compensation expense was attributable to the one-time 2008 grants of $0.7 million in connection with employee compensation arrangements and $1.2 million in connection with employee separation agreements. In addition, approximately $0.5 million of the decrease was attributable to a decrease of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan and our 2006 Outperformance Plan relating to awards fully vesting and a $0.1 million decrease in our Annual Directors grants.

        Auditing and professional fees for the six months ended June 30, 2009 totaled $4.5 million, representing an increase of $0.8 million, or 22%, compared to $3.7 million for the six months ended June 30, 2008. The increase was primarily attributable to increased legal fees for general corporate work, investment activities and lease restructuring expense in our healthcare portfolio.

        Other general and administrative expenses for the six months ended June 30, 2009 totaled $7.0 million, representing a decrease of approximately $0.4 million, or 5%, compared to $7.4 million for the six months ended June 30, 2008. The decrease was primarily attributable to decreases costs related to decrease in overhead resulting from lower staffing levels during the six months ended June 30, 2009.

  Depreciation and Amortization

        Depreciation and amortization expense for the six months ended June 30, 2009 totaled $32.2 million, representing an increase of $12.3 million, or 62%, compared to $19.9 million for the six months ended June 30, 2008. This increase was primarily attributable to the write-off of $7.7 million of certain costs associated with the lease restructuring and termination of one of our operators in our healthcare portfolio and the write-off of $4.6 million of various costs as a result of the Chatsworth, CA property lease termination.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the six months ended June 30, 2009 was a net $4.3 million loss, representing a decrease of $1.3 million, compared to a loss of $5.6 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, we recognized equity in losses of $2.7 million from the LandCap joint venture and equity in losses of $5.2 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments). The losses were partially offset by equity in earnings of $3.4 million on our new joint venture related to the restructured net lease relationship with one of our healthcare operators which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and the unconsolidated affiliate simultaneously entering into a management contract with a third party operator and $0.2 million in connection with a net lease joint venture. For the six months ended June 30, 2008, we recognized equity in losses of $5.6 million from the Securities Fund, of which $9.6 million was the unrealized loss related to the mark-to-market adjustment on the securities in the Securities Fund, and equity in loss of $1.6 million on the LandCap joint venture. The losses were partially offset by our investment in Monroe Management, which we recognized $1.4 million equity in earnings and $0.2 million equity in earnings in connection with our net lease joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $79.7 million for the six months ended June 30, 2009 to a gain of $90.0 million, compared to a gain of $169.7 million for the six months ended June 30, 2008. The unrealized gain on investments for the three months ended June 30, 2009 consisted primarily of unrealized gains related to SFAS 159 mark-to-market adjustments of $142.1 million on various N-Star bonds payable and unrealized net gains of $7.6 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments under SFAS 133. The unrealized gains were partially offset by unrealized losses related to SFAS 159 mark-to-market adjustments of $29.9 million on our corporate lending joint venture (which is an equity investment that is marked to market), unrealized losses of $26.1 million on liability to subsidiary trusts issuing preferred securities and unrealized losses of $3.6 million on various available for sale securities. The unrealized gain on investment for the six months ended June 30, 2008 consisted of unrealized gains related to SFAS 159 mark-to-market adjustments of $278.0 million on various N-Star bonds payable, $29.9 million on liability to subsidiary trusts issuing preferred securities and $0.5 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting under SFAS 133, offset partially by unrealized losses related to SFAS 159 mark-to-market adjustments of $106.2 million on available for sale securities and unrealized losses of $32.5 million on our corporate lending joint venture (which is an equity investment that is marked to market).

  Realized Gain on Investments and Other

        The realized gain of $60.2 million for the six months ended June 30, 2009 consisted primarily of net realized gains of $46.2 million on the repurchase of $82.6 million of our 7.25% exchangeable senior notes and net realized gains of $17.8 million on the sale of certain debt securities available for sale, offset partially by realized losses of $3.8 million related to the discounted payoff of a first mortgage and a foreign currency translation gain of $0.2 million related to our Euro-denominated investment. The realized gain on investments and other of $7.1 million for the six months ended June 30, 2008, was attributable to the recapitalization of our corporate lending venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition we recognized a $7.1 million gain repurchase of various N-STAR bonds.

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

        Our total available liquidity at June 30, 2009 was approximately $262.7 million, including $105.5 million of unrestricted cash and cash equivalents and $157.2 million of uninvested and available funds in our term debt transactions, which is available only for reinvestment within the term debt transactions.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. For calendar year 2009, we will be permitted to pay up to 90% of our distribution requirement in common stock or other company securities which give us the flexibility to preserve cash. On January 20, 2009, we declared a $0.25 per common share dividend, of which up to 40% was paid in cash in order to preserve our capital. On April 21 and July 21, 2009, we declared a $0.10 per common share cash dividend. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we have significantly reduced the cash portion of the 2009 quarterly dividends declared to date relative to prior periods, future dividend levels are subject to further adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our secured term debt transaction financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our term debt transactions in order to preserve cash flow. As of June 30, 2009 we are in compliance with all of the OC and IC tests in our secured term debt transactions. We expect that very weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in the future.

        We also have four bank loans which permit the lender to require partial repayment under certain circumstances. The WA and Euro term loans with a combined balance of $379.7 million at June 30, 2009 allow the lender to require a partial repayment based on quarterly credit reviews of the loan assets which serve as collateral for the facilities. The amount of the repayment is based upon lender's sole discretion regarding the decrease in value of its collateral due to credit deterioration. The JP Facility and a secured term loan with $12.2 million and $23.3 million outstanding balances, respectively, as of June 30, 2009, provide the lenders with a similar ability to require repayment, except the lenders under both loans may require repayment at any time due to decreases in credit quality and decrease in value of the loan collateral based upon market credit spread movements. In a weakening economic environment we would generally expect credit quality and value of the underlying loans to decline resulting in a higher likelihood that the lenders would require partial repayment from us. Such amounts could be material to our cash and liquidity position depending on performance of the loan collateral and market credit spreads. We intend to fully repay the JP Facility on its August 2009 initial maturity date.

        These bank loans also contain corporate financial covenants which we must comply with in order to avoid defaults under the loans. The interest and fixed charge coverage covenants are currently the most restrictive and as of June 30, 2009 we are in compliance with all financial covenants under these facilities. The interest and fixed charge covenants include credit loss provisions in their calculations; therefore, higher levels of credit provisions without corresponding increases in income from other sources could decrease our cushion under these covenants and result in a default which would allow the lenders to accelerate their debt. The WA Term Loans also require that a portion of the proceeds from sales of equity securities be used for a partial repayment of principal if certain covenant levels are not met. These levels were not met as of June 30, 2009 under the WA Term Loans. As a result, we will be required to use a portion of the proceeds from any sales of equity securities under our equity distribution agreement with JMP Securities LLC to repay indebtedness until those covenant levels are again achieved. In addition, the WA and Euro term loans have an initial maturity in October 2009 and both contain a one-year extension at our option provided that we are in compliance with the terms of the loans. If we fail to comply with the financial and non-financial covenants in these loans we may be unable to exercise the extension option.

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

Equity Distribution Agreement

        In May, 2009, we entered into an equity distribution agreement with JMP Securities, LLC, or JMP. In accordance with the terms of the agreement, we may offer and sell up to 10,000,000 shares of our common stock from time to time through JMP. JMP will receive a commission from us of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. We may offer and sell shares of our common stock pursuant to our equity distribution agreement over the next six months if we believe the economics are attractive, and may use the proceeds for investments, debt repayment or general corporate purposes. If we use the proceeds from sales of shares of common stock under the equity distribution plan for debt repayment, we would repay indebtedness under our WA Term Loans, which mature in October 2009, subject to an extension at our option, provided that we are in compliance with the terms of the loans which bear interest at an annual rate of LIBOR plus 2.00%.

        As of June 30, 2009, we issued 1,251,628 common shares and received $4.0 million of cash proceeds related to our equity distribution agreement with JMP.

        For the six months ended June 30, 2009, we did not issue any shares of common stock related to our existing equity distribution agreement with Wachovia.

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

        During the six months ended June 30, 2009, we issued a total of 32,030 common shares pursuant to the Plan for a gross sales price of approximately $0.1 million.

Debt Repurchases

        During the three and six months ended June 30, 2009, we repurchased approximately $21.6 million and $82.6 million of our 7.25% exchangeable senior notes for a total of $9.4 million and $35.2 million, respectively. We recorded a net realized gain of $11.9 million and $46.2 million for the three and six months ended June 30, 2009, respectively, in connection with the repurchase of our notes. The repurchases also represented a $12.2 million and $47.4 million discount to the par value of the debt, respectively.

Wakefield Preferred Equity

        On July 9, 2008, Wakefield sold a $100 million convertible preferred equity interest to Inland American Real Estate Trust, Inc., or Inland American. We received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment will yield a dividend of 10.5%. The convertible preferred equity may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of the Wakefield venture. Wakefield may, at its option, redeem the convertible preferred interests at any time following the first anniversary of the closing, subject to payment of a call premium that declines over time. In addition, at any time after the second anniversary of the closing, Inland American may convert its preferred equity interests into common equity in Wakefield. Based on the current investment amount and capital accounts of the Wakefield members, the convertible preferred equity interests would represent, upon conversion, approximately a 42% common equity ownership interest in Wakefield. Inland American will have the option of contributing additional preferred equity and participating in new Wakefield investment opportunities in proportion to its percentage ownership interest, assuming it was to convert its interests to common equity.

Cash Flows

        The net cash flow provided by operating activities of $22.4 million, decreased by $28.2 million for the six months ended June 30, 2009 from $50.6 million for the six months ended June 30, 2008. This was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base.

        The net cash flow used by investing activities was $24.5 million for the six months ended June 30, 2009 compared to the net cash used by investing activities of $82.6 million for the six months ended June 30, 2008. This decrease from 2008 was primarily a result of decreased investment activity and lower investment repayments in 2009. Net cash flow used in investing activities in 2008 was primarily the result of the payoffs and principal paydowns of our real estate debt investments and corporate loan investments combined with decreased investment activity.

        The net cash flow used by financing activities was $26.4 million for the six months ended June 30, 2009 compared to $15.1 million of cash provided by financing activities for the six months ended June 30, 2008. The primary use of cash flow by financing activities was credit facilities repayments and bond repurchases. Net cash flow in provided by financing activity in 2008 was primarily related to the paydown of our bonds, credit facilities, and secured term loan as a result of principal paydowns of our assets.

Contractual Obligations and Commitments

        As of June 30, 2009, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 Years
Mortgage notes	$894,642	$3,555	$103,014	$174,445	$613,628
Mezzanine loan payable	12,055	1,479	3,845	4,425	2,306
Exchangeable senior notes(1)	158,165	—	—	158,165	—
Bonds payable	1,679,445	—	—	—	1,679,445
Credit facilities	12,182	12,182	—	—	—
Secured term loans(2)	402,989	402,989	—	—	—
Liability to subsidiary trusts issuing preferred securities	280,133	—	—	—	280,133
Repurchase agreements	—	—	—	—	—
Capital leases(3)	16,375	244	974	997	14,160
Operating leases	73,618	2,812	11,211	10,869	48,726
Placement fees	304	304	—	—	—
Outstanding unfunded commitments(4)	97,176	88,964	8,212	—	—

Total contractual obligations	$3,627,084	$512,529	$127,256	$348,901	$2,638,398

(1)
$78.2 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require us to repurchase the notes on June 15, 2012.

(2)
The WA and Euronote term loans have initial maturities in October 2009. We have a one-year option to extend the term for an additional year provided we are in compliance with the terms of the loan agreements.

(3)
Includes interest on the capital leases.

(4)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $97.2 million, of which a minimum of $55.7 million will be funded within our existing term debt transactions. Fundings are categorized by estimated funding period. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Based upon currently approved advance rates on our credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining $41.5 million of future funding requirements would be approximately $27.4 million over the next two years.

Off-Balance Sheet Arrangements

Term Debt Issuances

        The terms of the portfolio of real estate securities held by the term debt transactions are structured to be matched with the terms of the non-recourse term debt liabilities. These term debt liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the term debt liabilities when these payments are actually received. There is no refinancing risk associated with the term debt liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. Term debt transactions produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the term debt transaction liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. In two of our term debt transactions we incurred a loss on a security whose issuer filed for bankruptcy. We reviewed the term notes for impairment and determined no impairment existed at June 30, 2009. We continue to receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the term debt transactions, as well as collateral advisory fees and interest income on the unrated income notes of the term debt transactions.

        The following tables describe certain terms of the collateral for and the notes issued by term debt transactions at June 30, 2009:

	Collateral—June 30, 2009				Term Notes—June 30, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)(1)	Outstanding Term Notes(2)	Weighted Average Interest Rate	Stated Maturity
N-Star I(3)	8/21/2003	$284,449	6.60%	4.24	$267,056	6.21%	8/01/2038
N-Star II	7/01/2004	299,151.22		5.00	268,241	5.50	6/01/2039
N-Star III	3/10/2005	421,309	3.60	5.36	358,446	4.19	6/01/2040
N-Star V	9/22/2005	569,671	4.98	5.84	456,319	4.42	9/05/2045

Total		$1,574,580	5.14%	5.26	$1,350,062	4.93%

(1)
Based upon initial maturity.

(2)
Includes only notes held by third parties.

(3)
We have an 83.3% interest.

        Any potential losses in our off balance sheet term debt transactions is limited to the amortized cost of our investment of $108.9 million at June 30, 2009.

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

        At June 30, 2009, we had invested a total of $43.2 million in the Securities Fund and the carrying value of our investment was $19.4 million, representing a 49.2% interest.

        For the three and six months ended June 30, 2009 and 2008, we recognized equity in losses of $3.1 million and $5.0 million and $5.4 million and $5.6 million, respectively. We also earned $0.1 million and $0.2 million and $0.1 million and $0.3 million in management fees from the Securities Fund for the three and six months ended June 30, 2009 and 2008.

Recent Developments

Dividends

        On July 21, 2009, we declared a cash dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends are payable on August 14, 2009 to the stockholders of record as of the close of business on August 4, 2009.

Debt Repurchases

        During July 2009, we repurchased approximately $10.0 million of our 7.25% exchangeable senior notes and $18.3 million of our 11.50% exchangeable senior notes for a total of $14.4 million. We recorded a net realized gain of approximately $12.9 million in connection with the repurchase of our notes.

Incentive Compensation Plan

        On July 21, 2009, our Compensation Committee of the Board of Directors (the "Committee") approved the material terms of a new Incentive Compensation Plan for our executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool will be established each calendar year. The size of the incentive pool will be calculated as the sum of (a) 1.75% of our "adjusted equity capital" and (b) 25% of our adjusted funds from operations, as adjusted ("AFFO"), above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

        The incentive pool will be divided into the following three separate incentive compensation components: (1) an annual cash bonus, tied to our annual performance and paid after year end at or around completion of the year end audit; (2) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date; and (3) a long-term incentive, paid at the end of a three-year period based on our achievement of cumulative performance goals for the three-year period, subject to the participant's continued employment through the payment date. Performance goals for each component will be set by the Committee initially upon the adoption of the Plan and at the beginning of each subsequent calendar year for each new cycle. The goals will generally be divided into five distinct ranges of performance, each of which will correspond to a pay-out level equal to a percentage (0%, 25%, 50%, 75% or 100%) of a participant's pool allocation for such component.

        The annual bonus component for 2009 will be calculated based on AFFO and liquidity targets (weighted 50% and 25%, respectively) with the remaining 25% of the 2009 annual bonus determined in the Committee's discretion. The deferred bonus component will be calculated based on the same performance measures as the annual bonus, but paid as described above. For the long-term incentive component, each participant will initially be granted a number of restricted stock units determined by dividing the value of the participant's pool allocation for this component by the 20-day average closing price of our common stock at the end of the first year of the grant cycle (such amount, the "Initial Long-Term Allocation"). Upon the conclusion of the three-year performance period, the participant will receive a payout equal to the value of one share of common stock at the time of such payout with respect to a share of common stock during the three-year performance period, for each unit actually earned based on our achievement of cumulative AFFO and/or a stock price goal during the performance period (the "Long-Term Payout"). The Long-Term Payout will be made in the form of shares of common stock to the extent available under our equity compensation plans or, if all or a portion of such shares are not available, in cash; provided, that the amount of cash paid to any participant with respect to the 2009 long-term incentive component shall not exceed such participant's Initial Long-Term Allocation. For the three-year performance period ending December 31, 2011, the stock price goal is $8.21 per share.

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

  •
  the amortization or accrual of various deferred costs including intangible assets and equity-based compensation; and

  •
  an adjustment to reverse the effects of unrealized gains/(losses).

        Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time and, in the case of AFFO, equity-based compensation. Additionally, FFO and AFFO serve as measures of our operating performance because they facilitate evaluation of our company without the effects of selected items required in accordance with GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the three and months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Funds from Operations:
Consolidated net income (loss)	$2,469	($23,267)	$105,200	$198,885
Non-controlling interest in joint ventures	(1,976)	448	(4,440)	203

Consolidated net income (loss) before non-controlling interest in operating partnership	493	(22,819)	100,760	199,088
Adjustments:
Preferred stock dividends	(5,231)	(5,231)	(10,463)	(10,462)
Depreciation and amortization	17,382	9,977	32,196	19,915
Real estate depreciation and amortization— unconsolidated ventures	247	247	494	494

Funds from Operations	$12,891	($17,826)	$122,987	$209,035

Adjusted Funds from Operations:
Funds from Operations	$12,891	($17,826)	$122,987	$209,035
Straight-line rental income, net	(699)	(716)	(1,171)	(1,473)
Straight-line rental income and fair value lease revenue (SFAS 141 adjustment), unconsolidated ventures	(25)	(39)	(57)	(85)
Amortization of equity-based compensation	5,320	5,966	10,464	12,957
Fair value lease revenue (SFAS 141 adjustment)	163	(305)	(162)	(611)
Unrealized (gains)/losses from mark-to-market adjustments	(3,847)	36,833	(98,410)	(176,595)
Unrealized losses from mark-to-market adjustments, unconsolidated ventures	5,728	5,292	8,493	9,647

Adjusted Funds from Operations	$19,531	$29,205	$42,144	$52,875

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

Return on Average Common Book Equity (including and excluding G&A and one-time items)

		Three Months Ended June 30, 2009	Annualized June 30, 2009(2)	Year Ended December 31, 2008
Adjusted Funds from Operations (AFFO)	[A]	$19,531	$78,124	$90,553
Plus: Fundraising Fees, Debt Issuance Costs and Other		—		7,823

AFFO, excluding Fundraising Fees, Debt Issuance Costs and Other		19,531		98,376
Plus: General & Administrative Expenses		16,973		74,859
Less: Equity-Based Compensation and straight line rent included in G&A		5,320		24,672
Less: Bad Debt Expense included in G&A		531		—

AFFO, excluding G&A	[B]	30,653	122,614	148,563
Average Common Book Equity & Operating Partnership Non-Controlling Interest(1)	[C]	$1,348,759		$887,515
Return on Average Common Book Equity (including G&A)	[A]/[C]	5.8%		10.2%
Return on Average Common Book Equity (excluding G&A)	[B]/[C]	9.1%		16.7%

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of June 30, 2009, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $30.9 million offset by an increase in our interest expense of approximately $22.9 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

        In June 2009, we restructured our net lease relationship with one of our healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare-related properties. The restructuring resulted in one of our unconsolidated affiliate Midwest Care Holdco TRS I LLC ("Midwest") becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. The management agreement is terminable by Midwest upon 60 days notice. This new structure allows us to participate in operating improvements of the underlying properties not previously available under the prior structure. Under these arrangements we are less vulnerable to credit risk with respect to the manager of the facility, but our taxable REIT subsidiary has more exposure to fluctuations in net income at the properties (both reductions and increases) which would not be the case in a lease to an unaffiliated lessee operating the property.

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. At June 30, 2009, our counterparties hold approximately $26.5 million of cash margin as collateral against our swap contracts.

        In January 2008, we adopted SFAS 159 and elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. Under SFAS 159, the changes in fair value of these financial instruments are now recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting, in accordance with SFAS 133 "Derivatives and Hedging Activity", since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended June 30, 2009 and 2008, we recorded in earnings a mark-to-market unrealized gain of $4.2 million and $4.0 million and a reclassification from accumulated other comprehensive income of $1.4 million and $22.5 million, respectively, for the non-qualifying interest rate swaps. For the six months ended June 30, 2009 and 2008, we recorded in earnings a mark-to-market unrealized gain of $5.2 million and a loss of $2.5 million and a reclassification from accumulated other comprehensive income of $2.8 million and $23.8 million for the non-qualifying interest rate swaps, respectively.

        The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of June 30, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of June 30, 2009	34	$1,487,628	$(53,901)	2.50% - 5.63%	October 2009 - August 2018

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

 PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of shareholders was held on May 21, 2009 (the "Meeting"). At the close of business on the record date for the Meeting (which was April 21, 2009), there were 66,787,592 shares of common stock outstanding and eligible to vote at the Meeting. Holders of 61,419,471 shares of common stock (representing a like number of votes) were present at the Meeting, either in person or by proxy.

        At the Meeting, the following individuals were elected to our Board of Directors to hold office for a one-year term and until his or her successor is duly elected and qualified, by the following vote:

Nominee	In Favor	Withheld
Preston Butcher	59,156,686	2,262,785
David T. Hamamoto	59,236,876	2,182,595
Judith A. Hannaway	59,225,989	2,193,482
Wesley D. Minami	59,231,572	2,187,899
Louis J. Paglia	58,990,238	2,429,233
Frank V. Sica	58,302,362	3,117,109

        At the Meeting, our shareholders ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for fiscal year 2009, by the following vote:

In Favor	Against	Abstained
60,395,454	652,447	371,570

Item 6.    Exhibits

(a)
Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.2	Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
3.3	Amendment No. 1 to the Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on April 27, 2005)
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

Exhibit Number	Description of Exhibit
3.6	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
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

Exhibit Number	Description of Exhibit
10.12	Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)
10.13
Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed May 29, 2007)
10.14
Junior Subordinated Indenture, dated as of June 7, 2007, between NorthStar Realty Finance Limited Partnership, NorthStar Realty Finance Corp. and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.52 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
10.15
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
10.16
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.17
Indenture dated as of June 18, 2007, between NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
10.18
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
10.20
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.21
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

Exhibit Number	Description of Exhibit
10.23	Credit Agreement, dated as of November 6, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XII, LLC, NorthStar Realty Finance Corp., NorthStar Realty Finance L.P. and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.24
Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.54 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.25
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
10.26
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)
10.27
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.28
Amendment No. 1 to Master Repurchase Agreement, dated as of October 7, 2008, by and among NRFC JP Holdings, LLC, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.29
Amended and Restated Guarantee Agreement, dated as of October 7, 2008, made by NorthStar Realty Finance Corp., in favor of JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.30
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Albert Tylis (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed July 27, 2009)
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

NORTHSTAR REALTY FINANCE CORP.
Date: August 4, 2009	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer