Form 10-Q
period 2009-09-30
NORTHSTAR REALTY
filed 2009-11-05
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

        The Company has one class of common stock, par value $0.01 per share, 74,707,052 shares outstanding as of November 5, 2009.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
For the Three Months and Nine Months Ended September 30, 2009

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS:
Cash and cash equivalents	$108,423	$134,039
Restricted cash	177,507	163,157
Operating real estate—net	1,060,236	1,127,000
Available for sale securities, at fair value	306,662	221,143
Real estate debt investments, net	1,994,121	1,976,864
Real estate debt investments, held-for-sale	—	70,606
Investments in and advances to unconsolidated ventures	43,670	101,507
Receivables, net of allowance of $0 in 2009 and 2008	18,830	24,806
Unbilled rents receivable	9,718	7,993
Derivative instruments, at fair value	1,080	9,318
Deferred costs and intangible assets, net	58,299	79,633
Other assets	22,692	27,660

Total assets	$3,801,238	$3,943,726

LIABILITIES:
Mortgage notes and loans payable	852,839	910,620
Exchangeable senior notes	125,780	233,273
Bonds payable, at fair value	482,666	468,638
Credit facilities	—	44,881
Secured term loans	405,414	403,907
Liability to subsidiary trusts issuing preferred securities, at fair value	111,943	69,617
Obligations under capital leases	3,534	3,555
Accounts payable and accrued expenses	25,479	27,478
Escrow deposits payable	46,891	46,353
Derivative liability, at fair value	78,179	87,220
Other liabilities	31,031	34,424

Total liabilities	2,163,756	2,329,966
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 73,920,905, and 62,906,693 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	739	634
Additional paid-in capital	658,067	620,028
Treasury stock, 0 and 475,051 shares held at September 30, 2009 and December 31, 2008, respectively	—	(1,384)
Retained earnings	633,508	648,860
Accumulated other comprehensive loss	(97,656)	(94,343)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,436,030	1,415,167
Non-controlling interest	201,452	198,593

Total equity	1,637,482	1,613,760

Total liabilities and stockholders' equity	$3,801,238	$3,943,726

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revenues and other income:
Interest income	$34,305	$49,783	$106,838	$163,373
Interest income—related parties	4,179	3,424	13,129	10,767
Rental and escalation income	28,000	29,028	79,649	87,005
Advisory and management fee income—related parties	1,924	1,812	5,423	10,688
Other revenue	206	9,493	552	14,452

Total revenues	68,614	93,540	205,591	286,285
Expenses:
Interest expense	29,345	46,311	95,378	148,291
Real estate properties—operating expenses	4,148	1,938	9,081	6,023
Asset management fees—related parties	848	853	2,555	3,892
Provision for loan losses	24,229	2,450	62,691	5,700
General and administrative:
Salaries and equity-based compensation(1)	10,960	9,429	33,805	31,084
Auditing and professional fees	2,001	963	6,538	4,638
Other general and administrative	2,760	3,333	9,806	10,748

Total general and administrative	15,721	13,725	50,149	46,470
Depreciation and amortization	3,712	13,566	35,908	33,481

Total expenses	78,003	78,843	255,762	243,857
Income (loss) from operations	(9,389)	14,697	(50,171)	42,428
Equity in (loss)/earnings of unconsolidated ventures	2,737	772	(1,522)	(4,846)
Unrealized gain (loss) on investments and other	(88,336)	229,139	1,709	398,827
Realized gain on investments and other	29,215	6,973	89,411	14,057

Consolidated net income (loss)	(65,773)	251,581	39,427	450,466
Net income (loss) attributable to the non-controlling interests	4,539	(28,040)	(9,816)	(47,717)
Preferred stock dividends	(5,231)	(5,231)	(15,694)	(15,693)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(66,465)	$218,310	$13,917	$387,056

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(0.95)	$3.47	$0.21	$6.17

Weighted average number of shares of common stock:
Basic	69,896,439	62,825,383	67,445,995	62,772,013
Diluted	77,356,187	70,229,958	74,905,800	69,998,215

(1)
The three months ended September 30, 2009 and 2008 include $5,007 and $5,439 of equity-based compensation expense, respectively. The nine months ended September 30, 2009 and 2008 include $15,471 and $18,396 of equity-based compensation expense, respectively.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

(Unaudited)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders Equity	Non-controlling Interests	Total Stockholders Equity
Balance at December 31, 2007	$100	61,719	$617	$843,433	—	$(179,293)	$(40,879)	$623,978	$20,232	$644,210
Equity component of exchangeable senior notes	—	—	—	2,451	—	—	—	2,451	—	2,451
Proceeds from dividend reinvestment and stock purchase plan	—	182	2	1,139	—	—	—	1,141	—	1,141
Proceeds from equity distribution agreement	—	114	1	875	—	—	—	876	—	876
Stock awards	—	273	3	2,411	—	—	—	2,414	22,266	24,680
Purchase of treasury shares	—	(475)	—	—	(1,384)	—	—	(1,384)	—	(1,384)
Comprehensive loss	—	—	—	—		(6,016)	—	(6,016)	(633)	(6,649)
Conversion of OP/LTIP units	—	1,094	11	10,991	—	—	—	11,002	(11,002)	—
SFAS No. 159 beginning balance adjustment	—	—	—	—	—	90,966	170,577	261,543	22,743	284,286
Cash dividends on common stock	—	—	—	—	—	—	(90,069)	(90,069)	(22,312)	(112,381)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Issuance of shares of preferred stock								—	94,822	94,822
Net income	—	—	—	—	—	—	630,156	630,156	72,477	702,633

Balance at December 31, 2008	$100	62,907	$634	$861,300	(1,384)	$(94,343)	$648,860	$1,415,167	$198,593	$1,613,760
Equity component of exchangeable senior notes	—	—	—	(4,321)	—	—	—	(4,321)	—	(4,321)
Proceeds from dividend reinvestment and stock purchase plan	—	54	—	185	—	—	—	185	—	185
Proceeds from equity distribution agreement	—	6,543	61	21,272	1,384	—	—	22,717	—	22,717
Stock awards/LTIP awards		94	1	300	—	—	—	301	15,169	15,470
Comprehensive loss	—	—	—	—	—	(3,313)	—	(3,313)	(502)	(3,815)
Conversion of OP/LTIP units	—	607	6	9,993	—	—	—	9,999	(9,999)	—
Stock dividends	—	3,716	37	10,610	—	—	(9,608)	1,039	(1,039)	—
Cash dividends on common stock	—	—	—	—	—	—	(19,661)	(19,661)	—	(19,661)
Cash dividends on preferred stock	—	—	—	—	—	—	(15,694)	(15,694)	—	(15,694)
Cash distribution to non-controlling interests	—	—	—	—	—	—	—	—	(10,586)	(10,586)
Net income	—	—	—	—	—	—	29,611	29,611	9,816	39,427

Balance at September 30, 2009	$100	73,921	$739	$899,339	$—	$(97,656)	$633,508	$1,436,030	$201,452	$1,637,482

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Consolidated net income (loss)	$(65,773)	$251,581	$39,427	$450,466
Unrealized gain (loss) on available for sale securities	4,656	(3,719)	(12,416)	(17,474)
Change in fair value of derivatives	(843)	(1,418)	4,408	(3,872)
Reclassification adjustment for gains included in net income	1,398	1,397	4,193	25,160

Comprehensive income (loss)	(60,562)	247,841	35,612	454,280
Less: Comprehensive income attributable to the non-controlling interests	(4,031)	27,599	9,314	48,199

Comprehensive income attributable to NorthStar Realty Finance Corp	$(56,531)	$220,242	$26,298	$406,081

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net cash provided by operating activities	$46,400	$77,536
Cash flows from investing activities:
Acquisition of operating real estate, net	—	(21,160)
Improvement of Operating real estate	(3,196)	—
Acquisition of available for sale securities	(128,994)	(55,031)
Proceeds from disposition of securities available for sale	114,250	6,115
Available for sale securities repayments	1,397	2,987
Originations/acquisitions of real estate debt investments	(208,874)	(276,637)
Real estate debt investment repayments	60,708	266,200
Proceeds from the sale of real estate debt investments	140,753	30,400
Real estate debt investment acquisition costs	(97)	(265)
Corporate debt investment acquisitions	—	(16,362)
Corporate debt investment repayments	—	24,985
Proceeds from disposition of corporate debt investment	—	102,575
Other loans receivable	(1,070)	—
Other loans receivable repayment	3,000	10,000
Restricted cash used for investment activities	(16,211)	(120,977)
Acquisition deposits	—	(749)
Investment in and advances to unconsolidated ventures	(674)	(40,031)
Distributions from unconsolidated ventures	22,310	5,850

Net cash (used in) investing activities	(16,698)	(82,100)
Cash flows from financing activities:
Collateral held by broker	—	12,746
Settlement of short sales	—	(12,778)
Collateral held by swap counter party	3,708	(4,394)
Mortgage principal repayments	(5,714)	(3,764)
Borrowing under credit facilities	1,912	37,648
Repayments credit facilities	(46,794)	(112,900)
Repurchase obligation borrowings	528	2,024
Repurchase obligation repayments	(703)	(2,347)
Proceeds from bonds	71,000	77,000
Bond repayments	—	(95,300)
Borrowing under secured term loan	1,373	67,710
Secured term loan repayment	(3,417)	(73,277)
Bond repurchases	(51,135)	(35,638)
Payment of deferred financing costs	(153)	(5,092)
Capital contributions by joint venture	—	94,824
Restricted cash from financing activities	(2,883)	87,403
Proceeds from exchangeable senior notes	—	80,000
Proceeds from common stock offerings	23,446	—
Proceeds from dividend reinvestment and stock purchase plan	185	1,958
Dividends (common and preferred) and distributions	(35,356)	(91,486)
Offering costs	(728)	(263)
Distributions to non-controlling interest	(10,587)	(8,746)

Net cash (used in) provided by financing activities	(55,318)	15,328
Net (decrease) increase in cash & cash equivalents	(25,616)	10,764
Cash and cash equivalents—beginning of period	134,039	153,829

Cash and cash equivalents—end of period	$108,423	$164,593

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

Company's unconsolidated affiliate Midwest Care Holdco TRS I LLC ("Midwest") becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. The management agreement is terminable by Midwest upon 60 days notice. This new structure allows the Company to participate in operating improvements of the underlying properties not previously available under the prior structure. The Company owns a 49% interest in Midwest and does not control the major decisions and as a result, the Company does not consolidate the operations of Midwest. The Company's investment in Midwest is accounted for using the equity method.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are either majority owned or controlled by the Company or a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany balances have been eliminated in consolidation.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Reclassifications

        On January 1, 2009, the Company adopted the accounting pronouncement regarding convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. The pronouncement requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective interest method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. Additionally, the pronouncement precludes the use of the fair value option of accounting. The financial statements for 2008 have been restated for the effects of the retroactive application of the pronouncement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        The following tables present the cumulative effects of the change in accounting principle as of December 31, 2008 and for the three and nine months ended September 30, 2008:

	December 31, 2008
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Deferred costs and intangible assets, net	$71,933	$79,633	$7,700
Exchangeable senior notes	112,576	233,273	120,697
Non-controlling interests	210,281	198,593	(11,688)
Total NorthStar Realty Finance Corp. Stockholders' Equity	$1,516,475	$1,415,167	$(101,308)

	Three Months Ended September 30. 2008
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Interest expense	$45,484	$46,311	$827
Unrealized gain (loss) on investments and other	245,319	229,139	(16,180)
Fundraising fees, debt issuance costs and other	—	—	—
Non-controlling interests	(29,824)	(28,040)	1,784
Net income attributable to NorthStar Realty Finance Corp. common stockholders	233,533	218,310	(15,223)
Earnings per share	$3.72	$3.48	$(0.24)

	Nine Months Ended September 30. 2008
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Interest expense	$146,306	$148,291	$1,985
Unrealized gain (loss) on investments and other	427,733	398,827	(28,906)
Fundraising fees, debt issuance costs and other	4,948	—	(4,948)
Non-controlling interests	(49,443)	(47,717)	1,726
Net income attributable to NorthStar Realty Finance Corp. common stockholders	411,277	387,056	(24,221)
Earnings per share	$6.55	$6.17	$(0.38)

        As of September 30, 2009 and December 31, 2008, the total carrying amount of the equity components of the exchangeable senior notes was $4.9 million and $9.2 million, respectively. The principal amount of the exchangeable senior notes liabilities was $128.9 million and $240.8 million as of September 30, 2009 and December 31, 2008, respectively. The unamortized discount of the liability components was $3.1 million and $7.5 million at September 30, 2009 and December 31, 2008, respectively. The net carrying amount of the liability components was $125.8 million and $233.3 million at September 30, 2009 and December 31, 2008, respectively. Interest expense for the three and nine months ended September 30, 2009 and 2008 related to the exchangeable senior notes was $3.6 million and $13.4 million and $6.4 million and $14.7 million, respectively, of which $3.1 million and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

$11.6 million and $5.6 million and $12.7 million was related to contractual interest, respectively, and $0.5 million and $1.8 million and $0.8 million and $2.0 million was attributable to amortization of the debt discount and deferred financing costs, respectively.

        On January 1, 2009, the Company adopted the provisions of the accounting pronouncement regarding non-controlling interests in consolidated financial statements. The pronouncement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The pronouncement also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The adoption of this pronouncement does not affect prior periods reported net income or retained earnings; however, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

Recent Accounting Pronouncements

        In January 2009, an accounting pronouncement was issued which amends previously issued impairment guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The pronouncement also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in other related guidance. The pronouncement is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, an accounting pronouncement was issued which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. The pronouncement applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The pronouncement will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, an accounting pronouncement was issued which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The pronouncement will be applied prospectively and retrospective application is not permitted. The pronouncement is effective for interim and annual periods ending

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

after June 15, 2009. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, an accounting pronouncement was issued which will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The pronouncement would apply to certain financial instruments and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In May 2009, an accounting pronouncement was issued which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the pronouncement for the quarter ended June 30, 2009. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In June 2009, an accounting pronouncement was issued which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of this pronouncement will have on its financial condition, results of operations, and disclosures.

        In June 2009, an accounting pronouncement was issued which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. The pronouncement also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The pronouncement is effective for fiscal years beginning after November 15, 2009. The Company believes that as a result of the implementation of this pronouncement, it will consolidate four of its off balance sheet term debt transactions (See Note 8 for further details) and its Securities Fund. The Company also believes that it will elect the fair value option of accounting on the assets and liabilities of these entities upon consolidation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        In June 2009, an accounting pronouncement was issued which approved the "FASB Accounting Standards Codification" ("Codification") as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification did not have an impact on the Company's financial condition or results of operations.

        In August 2009, a Codification update was issued which provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, an entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, (ii) another valuation technique consistent with the principles of fair value measurements and disclosures such as a present value technique or a market approach that is based on the amount at the measurement date that the entity would pay to transfer the identical liability or would receive to enter into the identical liability. The update is effective for the first reporting period (including interim periods) beginning after issuance, which for the Company is October 1, 2009. The Company is currently evaluating the impact that the adoption of this update will have on its financial condition, results of operations, and disclosures.

        In August 2009, a Codification update was issued which requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date; (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the Company. The update also provides analogous guidance for other redeemable equity instruments including, for example, common stock, derivative instruments, non-controlling interests, securities held by an employee stock ownership plan and share-based payment arrangements with employees. The Company is currently evaluating the impact that the adoption of this update will have on its financial condition, results of operations, and disclosures.

3. Fair Value of Financial Instruments

        The Company has elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item:

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

  Fair Value Hierarchy

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$139,413	$103,502	$242,915
Real estate term debt—N-Star	—	—	5,428	5,428
Real estate term debt—Third party	—	—	883	883
REIT debt	—	8,616	12,526	21,142
Term debt equity—N-Star	—	—	29,289	29,289
Trust preferred securities	—	—	7,005	7,005
Derivative asset	—	1,080	—	1,080
Corporate lending investment	—	—	9,398	9,398

Total assets	$—	$149,109	$168,031	$317,140

Liabilities:
N-Star IV,VI, VII and VIII bonds payable	—	—	482,666	$482,666
Liability to subsidiary trusts issuing preferred securities	—	—	111,943	111,943
Derivative liability	—	78,179	—	78,179

Total liabilities	$—	$78,179	$594,609	$672,788

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for sale securities	Corporate lending investment	N-Star Bonds Payable	Liability to subsidiary trusts issuing preferred securities
Beginning balance:	$100,907	$47,999	$468,638	$69,617
Total transfers into Level 3
Purchases, sales, issuance and settlements, net	59,430	(6,493)	70,328
Less: total losses (realized or unrealized):
Included in earnings	8,293	32,108		42,326
Included in other comprehensive loss	12,952
Plus: total gains (realized or unrealized):
Included in earnings	19,541		56,300
Included in other comprehensive loss	—	—	—	—

Ending balance	$158,633	$9,398	$482,666	$111,943

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$11,249	$(32,108)	$56,300	$(42,326)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

Fair Value Option

        Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option may be elected on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The following table sets forth the Company's financial instruments for which the fair value option was elected:

	September 30, 2009	December 31, 2008
Financial Instruments, at Fair Value
Assets:
Available for sale securities:
CMBS	$242,915	$124,595
Real estate term debt—N-Star	3,763	5,236
Real estate term debt—Third party	883	1,322
REIT debt	21,142	44,936
Trust preferred securities	7,005	4,488
Corporate lending investment	9,398	47,999

Total assets	$285,106	$228,576

Liabilities:(1)
N-Star IV,VI, VII and VIII bonds payable	482,666	468,638
Liability to subsidiary trusts issuing preferred securities	111,943	69,617

Total liabilities	$594,609	$538,255

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

Amount in Thousands, Except per Share Data

(Unaudited)

3. Fair Value of Financial Instruments (Continued)

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at September 30, 2009	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$242,915	$801,766	$(558,851)
Real estate term debt—N-Star	3,763	42,536	(38,773)
Real estate term debt—Third party	883	16,833	(15,950)
REIT debt	21,142	26,680	(5,538)
Trust preferred securities	7,005	15,000	(7,995)

Total assets	$275,708	$902,815	$(627,107)

Liabilities:
N-Star IV,VI, VII and VIII bonds payable	482,666	1,671,795	(1,189,129)
Liability to subsidiary trusts issuing preferred securities	111,943	280,133	(168,190)

Total Liabilities	$594,609	$1,951,928	$(1,357,319)

        At September 30, 2009, the basis in the Company's corporate lending investment was $71.5 million. The Company has elected the fair value option for this investment which is accounted for under the equity method of accounting. The fair market value of the Company's investment at September 30, 2009 was $9.4 million.

        For the three and nine months ended September 30, 2009 and 2008, the Company recognized a net loss of $59.6 million and an net gain of $252.4 million and a net gain of $22.9 million and $434.3 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's condensed consolidated statement of operations.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable, liability to subsidiary trusts issuing preferred securities and derivatives for which the fair value option was elected was a net loss of $115.0 million and a net gain of $284.4 million for the three months ended September 30, 2009 and 2008, respectively, and a net gain of $49.9 million and $581.5 million for the nine months ended September 30, 2009 and 2008, respectively. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at September 30, 2009 and December 31, 2008:

September 30, 2009	Carrying Value	Transition Adjustment	Losses in Accumulated OCI	Cumulative Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$490,151	$(64,327)	$—	$(182,909)	242,915
Real estate term debt—N-Star	51,678	(17,616)	(13,563)	(15,071)	5,428
Real estate term debt—Third party	16,448	(3,896)	—	(11,669)	883
REIT debt	20,891	(2,276)	—	2,527	21,142
Term debt equity—N-Star	72,544	—	(43,255)	—	29,289
Trust preferred securities	15,000	(2,736)	—	(5,259)	7,005

Total	$666,712	$(90,851)	$(56,818)	$(212,381)	$306,662

(1)
Approximately $209.2 million of these investments serve as collateral for the Company's only consolidated securities term debt transaction and the balance is financed under other borrowing facilities.

        At September 30, 2009, the maturities of the available for sale securities ranged from one to 43 years.

        During the three and nine months ended September 30, 2009, proceeds from the sale and redemption of available for sale securities was $50.6 million and $114.3 million, respectively, and the net realized gain on sale was $15.6 million and $33.2 million, respectively.

December 31, 2008	Carrying Value	Transition Adjustment	Losses in Accumulated OCI	Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$444,790	$(64,442)	$—	$(255,754)	$124,594
Real estate term debt—N-Star	50,680	(17,616)	(12,633)	(13,391)	7,040
Real estate term debt—Third party	16,156	(3,896)	—	(10,938)	1,322
REIT debt	82,753	(2,276)	—	(35,542)	44,935
Term debt equity—N-Star	70,532	—	(31,768)	—	38,764
Trust preferred securities	15,000	(2,736)	—	(7,776)	4,488

Total	$679,911	$(90,966)	$(44,401)	$(323,401)	$221,143

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Real Estate Debt Investments

        At September 30, 2009 and December 31, 2008, the Company held the following real estate debt investments:

September 30, 2009	Carrying Value(1)	Allocation By Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,040,761	52.2%	—%	2.66%	54
Whole loans, fixed rate	62,349	3.1	6.89	—	7
Subordinate mortgage interests, floating rate	189,835	9.5	—	2.56	11
Subordinate mortgage interests, fixed rate	24,623	1.2	7.25	—	2
Mezzanine loans, floating rate	532,474	26.7	—	4.16	19
Mezzanine loan, fixed rate	125,405	6.3	6.65	—	10
Other loans—floating	13,109	0.7	—	1.63	2
Other loans—fixed	5,565	0.3	5.53	—	1

Total/Weighted average	$1,994,121	100.0%	6.76%	3.09%	106

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three commercial real estate debt term debt transactions and the balance is financed under other borrowing facilities. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $91.6 million related to these investments. The Company expects that a minimum of $57.4 million of these future fundings will be funded within the Company's existing term debt transactions and require no additional capital from the Company. Based upon currently approved advance rates on the Company's credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding; the Company's equity requirement on the remaining $34.2 million of future funding requirements would be approximately $21.3 million.

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

        Contractual maturities of real estate debt investments at September 30, 2009 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2009 (remainder)	$343,878	$83,733
2010	889,005	313,780
2011	152,792	516,779
2012	387,502	668,287
2013	—	190,597
Thereafter	301,911	301,912

Total	$2,075,088	$2,075,088

(1)
The year ending December 31, 2009, contains a whole loan with an initial maturity of October 1, 2008 and a principal balance of $21.4 million, a junior participation in a first mortgage with an initial maturity of March 1, 2009 and a principal balance of $28.5 million, a whole loan with an initial maturity of April 1, 2009 and a principal balance of $13.8 million, a junior participation in a first mortgage with an initial maturity of September 9, 2009 and a principal balance of $10.0 million and a mezzanine loan with an initial maturity of August 1, 2009 and a principal balance of $9.4 million that remain outstanding as of September 30, 2009.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Real Estate Debt Investments (Continued)

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

        On June 30, 2009, the Company received $23.6 million of cash proceeds relating to the repayment of a $27.4 million first mortgage loan backed by a data center property bearing interest at LIBOR + 4.5% and having a February 2012 final maturity date. The Company agreed to the discounted payoff of its loan on this niche asset for the economic and credit risk benefits. Accordingly, during the second quarter 2009, the Company recorded a $3.8 million credit loss relating to this discounted payoff.

Non-Performing Loans and Provision for Loan Losses

  Non-Performing Loans

        As of September 30, 2009, the Company had five non-performing loans totaling $83.1 million which consisted of a first mortgage having a principal balance of $21.4 million and a maturity date of October 1, 2008, a junior participation in a first mortgage having a principal balance of $28.5 million and a maturity date of March 1, 2009, a first mortgage having a principal balance of $13.8 million and a maturity date of April 1, 2009, a junior participation in a first mortgage having a principal balance of $10.0 million and a maturity date of September 9, 2009 and a mezzanine loan having a principal balance of $9.4 million and a maturity date of August 1, 2009, representing approximately 4.17% of the Company's total commercial real estate debt investments. The Company's maximum additional exposure to loss related to these loans would be equal to the outstanding principal balance less reserves taken.

  Provision for Loan Losses

        For the three and nine months ending September 30, 2009, the Company recorded a $24.2 million and $62.7 million credit loss provision relating to 10 and 15 loans, respectively. For the three and nine months ending September 30, 2008, the Company recorded a $2.5 million and $5.7 million credit loss provision relating to three and five loans, respectively. As of September 30, 2009, loan loss reserves totaled $73.9 million.

6. Investment in and Advances to Unconsolidated Ventures

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Investment in and Advances to Unconsolidated Ventures (Continued)

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At September 30, 2009 and December 31, 2008, the Company had an investment in CS/Federal of approximately $7.0 million and $7.3 million, respectively. The Company recognized equity in earnings of $0.1 million and $0.3 million for each of the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

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

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option for its equity investment. As of September 30, 2009, the fair market value of the Company's investment in the corporate lending venture was $9.4 million. For the three and nine months ended September 30, 2009, the Company recognized an unrealized loss of $2.3 million and $32.1 million related to the fair value adjustment on its equity investment, respectively. The Company conducted its quarterly comprehensive credit review of this investment and as a result, concluded that due to the uncertainty of the underlying cash flows, the Company will utilize the cost recovery method of accounting for income recognition on this investment.

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

(Unaudited)

6. Investment in and Advances to Unconsolidated Ventures (Continued)

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

        On August 31, 2009, the Company redeemed $11.0 million of its equity capital investment in the Securities Fund. At September 30, 2009 and December 31, 2008, the Company's investment in the Securities Fund was $8.9 million and $29.3 million, respectively, representing a 31.2% and 53.1% interest in the Securities Fund, respectively.

        For the three and nine months ended September 30, 2009 and 2008, the Company recognized equity in earnings of $0.5 million and $0.5 million and equity in losses of $4.9 million and $5.1 million, respectively. The Company also earned $0.1 million for the three months ended September 30, 2008 and $0.1 million and $0.4 million in management fees from the Securities Fund for the nine months ended September 30, 2009 and 2008, respectively.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third party management group which has extensive experience in the single family housing sector. During the first quarter 2009, the Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At September 30, 2009 and December 31, 2008 the Company's investment in LandCap is carried at $10.4 million and $12.9 million, respectively. For the three and nine months ended September 30, 2009 and 2008, the Company recognized equity in loss of $0.3 million and $0.8 million and $3.2 million and $2.5 million, respectively. At September 30, 2009 and December 31, 2008, LandCap has made investments totaling $39.1 million. In addition, the Company advanced approximately $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and was included in other assets in the condensed consolidated balance sheets.

Midwest Care Holdco TRS I LLC

        In June 2009, the Company restructured its net lease relationship with one of its healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare-related properties. The restructuring resulted in Midwest becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. This new structure allows the Company to participate in operating improvements of the underlying properties not previously available under the prior structure. The Company owns a 49% interest in Midwest and does not control the major decisions and as a result, the Company does not consolidate the operations of Midwest. The Company recognized equity in earnings

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Investment in and Advances to Unconsolidated Ventures (Continued)

of $2.4 million and $5.7million for the three and nine months ended September 30, 2009, respectively, on its investment in Midwest.

7. Variable Interest Entities

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

        The Company is required to consolidate a variable interest entity ("VIE") if the Company is deemed to be the VIEs primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIEs anticipated losses and or a majority of the expected returns. The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities and its investments in each of its eight term debt transaction issuers to determine whether they are VIEs. For each of these investments, the Company has evaluated: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have: (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities; (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly; and (c) the right to receive the expected residual return of the entity and their rights are not capped; (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both; and (4) whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

        As of September 30, 2009 and December 31, 2008, the Company identified interests in 17 entities which were determined to be VIEs.

        Based on management's analysis, the Company is not the primary beneficiary of 13 of the identified VIEs since it does not absorb a majority of the expected residual losses, or is entitled to a majority of the expected residual returns. Accordingly, these VIEs are not consolidated into the Company's financial statements as of September 30, 2009 or December 31, 2008.

Real Estate Debt Investments

        The Company has identified one real estate debt investment as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. The Company's maximum exposure to loss would not exceed the carrying amount of its investment of $22.5 million. For

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Variable Interest Entities (Continued)

all other investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

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

Term Debt Transactions

        The Company has interests in eight collateralized debt obligations, also referred to as term debt transactions, whose term notes are primarily collateralized by investment grade real estate securities or real estate debt investments. The Company generally purchases the preferred equity or the income notes of each term debt transaction, which are the equity securities of the term debt issuances, and, with the exception of N-Star I, all of the below investment grade term debt notes of each term debt transaction. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these term debt issuances as an annual collateral management fee. The Company's interests in each of the term debt transactions is accounted for as a single debt security available for sale. During the first quarter, two of the Company's term debt transactions experienced a credit loss on a security whose issuer filed for bankruptcy. The Company reviewed the equity notes for impairment and determined based upon its analysis that no impairment existed at September 30, 2009. The Company will use the cost recovery method of income recognition for the term notes because of the uncertainty of the income streams of these two term debt transactions. Any potential losses in the Company's off balance sheet term debt transactions is limited to the amortized cost of its investment of $109.3 million at September 30, 2009.

  Consolidated Term Debt Transactions

        N-Star IV, VI, VII and VIII are consolidated term debt transactions.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Variable Interest Entities (Continued)

        The following tables describe certain terms of the collateral for, and the notes issued by, N-Star IV, N-Star VI, N-Star VII and N-Star VIII at September 30, 2009 and December 31, 2008:

	Collateral—September 30, 2009				Term Notes—September 30, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)(1)	Outstanding Term Notes(2)	Weighted Average Interest Rate	Stated Maturity
N-Star IV	6/14/2005	$408,397	4.41%	2.00	$292,500	0.87%	7/1/2040
N-Star VI	3/17/2006	377,703	6.02	2.28	303,700	0.82	6/1/2041
N-Star VII	6/22/2006	721,075	4.97	6.58	499,200	0.61	6/22/2051
N-Star VIII	12/6/2006	788,159	4.99	1.97	576,395	0.75	2/1/2041

Total		2,295,334	5.05%	3.48	$1,671,795	0.74%

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

  Unconsolidated term debt transactions

        N-Star I, II, III and V are unconsolidated term debt transactions.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Variable Interest Entities (Continued)

        The following tables describe certain terms of the collateral for, and the notes issued by, N-Star I, N-Star II, N-Star III and N-Star V at September 30, 2009 and December 31, 2008:

	Collateral—September 30, 2009				Term Notes—September 30, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate	Stated Maturity
N-Star I(2)	8/21/2003	$284,098	6.59%	4.24	$267,056	6.21%	8/01/2038
N-Star II	7/01/2004	302,937	6.16	5.10	268,241	5.50	6/01/2039
N-Star III	3/10/2005	429,926	5.52	4.13	358,446	4.19	6/01/2040
N-Star V	9/22/2005	605,092	5.41	5.36	456,319	4.42	9/05/2045

Total		$1,622,053	5.79%	4.79	$1,350,062	4.93%

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Borrowings

        The following is a table of the Company's outstanding borrowings as of September 30, 2009 and December 31, 2008:

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at September 30, 2009	Contractual Balance at December 31, 2008
Credit Facilities
JP Facility	8/8/2009	8/8/2009	LIBOR + .80% to 1.80%	$150,000	$—	$44,881

Total Credit Facilities				150,000	—	44,881
Term Loans
WA Term Loan(1)	11/6/2009	11/6/2010	LIBOR + 2.00%	463,646	277,087	276,143
Euro—note	11/6/2009	11/6/2010	3 month Euribor - 2.0%	106,128	106,128	103,526
LB Term Loan	2/9/2010	2/9/2012	LIBOR + 1.50%	22,199	22,199	24,238

Total Credit Facilities & Term Loans				$741,973	405,414	448,788

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015		5.65%		—	42,923
Salt Lake City	9/1/2012		5.16%		15,571	15,862
EDS	10/8/2015		5.37%		47,163	47,698
Executive Center(2)	1/1/2016		5.85%		51,480	51,480
Green Pond	4/11/2016		5.68%		17,176	17,341
Indianapolis	2/1/2017		6.06%		28,227	28,472
Wakefield GE	8/30/2010		6.93%		66,501	67,269
Wakefield—Park National	1/11/2014		5.94%		33,044	33,300
Wakefield—GE—WLK	1/11/2017		6.99%		159,136	160,000
Wakefield—GE—Tusc & Harmony	1/11/2017		7.09%		7,840	7,875
Wakefield—Harmony FNMA	2/1/2017		6.39%		75,000	75,000
Wakefield—Grove City	2/1/2038		5.45%		1,842	1,862
Wakefield—Lancaster	6/1/2037		6.40%		2,580	2,605
Wakefield—Marysville	6/1/2037		6.40%		1,657	1,673
Wakefield—Washington	10/1/2038		6.65%		1,959	1,975
Wakefield—Miller Merril	6/30/2012		7.07%		118,758	116,000
Wakefield—ARL Mob Wachovia	5/11/2017		5.89%		3,400	3,412
Wakefield—Ascend Colonial	5/31/2012		7.52%		6,500	6,500
Wakefield—Colonial Dova	8/31/2012		7.32%		6,500	6,500
Wakefield—Colonial 6 Alfs	10/31/2012		6.98%		20,000	23,329
Wakefield—St Francis	9/10/2010		LIBOR + 2.00%		11,400	11,400
Aurora	7/11/2016		6.22%		33,079	33,329
DSG	10/11/2016		6.17%		33,910	34,237
Keene	2/1/2016		5.85%		6,717	6,790
Fort Wayne	1/1/2015		6.41%		3,420	3,480
Portland	6/17/2014		7.34%		4,698	4,825
Milpitas	3/6/2017		5.95%		22,221	22,548
Fort Mill	4/6/2017		5.63%		27,700	27,700
Reading	1/1/2015		5.58%		13,968	14,153
Reading	1/1/2015		6.00%		5,000	5,000
Alliance	12/6/2017		6.48%		23,586	23,787
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014		6.64%		—	9,310
Fort Mill	4/6/2017		6.21%		2,806	2,985
Exchangeable Senior Notes(3)	6/15/2027		7.25%		68,165	160,800
Exchangeable Senior Notes ("NNN Notes")(3)	6/15/2013		11.50%		60,750	80,000
Repurchase obligations	Varies		LIBOR varies		—	176

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Borrowings (Continued)

	Initial Stated Maturity	Maximum Maturity Including Extensions	Interest Rate	Maximum Amount Available	Contractual Balance at September 30, 2009	Contractual Balance at December 31, 2008
Bonds payable(4)
N-Star IV	7/1/2040		LIBOR + 0.61% (average spread)		$292,500	$292,500
N-Star VI	6/1/2041		3 month LIBOR + 0.52% (average spread)		303,700	292,700
N-Star VII	6/22/2051		LIBOR + 0.35% (average spread)		499,200	499,200
N-Star VIII	2/1/2041		LIBOR + 0.49% (average spread)		576,395	524,045
Liability to subsidiary trusts issuing preferred securities(4)(5)
Trust I	3/30/2035		8.15%		41,240	41,240
Trust II	6/30/2035		7.74%		25,780	25,780
Trust III	1/30/2036		7.81%		41,238	41,238
Trust IV	6/30/2036		7.95%		50,100	50,100
Trust V	9/30/2036		3 month LIBOR 2.70%		30,100	30,100
Trust VI	12/30/2036		3 month LIBOR 2.90%		25,100	25,100
Trust VII	4/30/2037		3 month LIBOR 2.50%		31,475	31,475
Trust VIII	7/30/2037		3 month LIBOR 2.70%		35,100	35,100

					$3,339,096	$3,488,962

(1)
The Company had an additional $170.8 million of availability under the revolving component of the term loan.

(2)
The Company has a limited recourse obligation with respect to this loan. The amount of such obligation will vary based upon the tenancy of the property. The Company believes such obligation will not exceed $6.0 million.

(3)
The contractual amounts may differ from the carrying value on the condensed consolidated balance sheets due to the equity component of the debt.

(4)
Contractual amounts due may differ from the carrying value on the condensed consolidated balance sheets due to the election of the fair value option. See Note 3.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Borrowings (Continued)

        In August 2009, the Company terminated its JP Facility and repaid the remaining principal balance of $12.2 million.

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of September 30, 2009:

	Total	Mortgage and Mezzanine Loans	Credit Facilities	Secured Term Loan(1)	Liability to Subsidiary Trusts Issuing Preferred Securities(2)	Exchangeable Senior Notes(2)	Repurchase Obligations	Bonds Payable(1)
2009	$384,825	$1,610	$—	$383,215	$—	$—	$—	$—
2010	114,249	92,050	—	$22,199	—	—	—	—
2011	10,843	10,843	—	—	—	—	—	—
2012	232,967	164,802	—	—	—	68,165	—	—
2013	70,312	9,562	—	—	—	60,750	—	—
Thereafter	2,525,900	573,972	—	—	280,133	—	—	1,671,795

Total	$3,339,096	$852,839	$—	$405,414	$280,133	$128,915	$—	$1,671,795

(1)
$383.2 million of the secured term loan balance may be extended for one year.

(2)
$68.2 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

        At September 30, 2009, the Company was in compliance with all covenants under its borrowings.

  Debt Repurchases

        During the three and nine months ended September 30, 2009, the Company repurchased approximately $10.0 million and $92.6 million face amount of its 7.25% exchangeable senior notes for a total of $4.8 million and $40.0 million, respectively. The Company also repurchased approximately $19.3 million face amount of its 11.50% exchangeable senior notes for a total of $10.2 million during the three and nine months ended September 30, 2009. The Company recorded a total net realized gain of $13.3 million and $59.5 million in connection with the repurchase of its notes for the three and nine months ended September 30, 2009, respectively. The repurchase of the Company's notes for the three and nine months ended September 30, 2009 represented a $14.3 million and a $61.7 million discount to the par value of the debt, respectively.

9. Related Party Transactions

Advisory Fees

        The Company has agreements with each of N-Star I, N-Star II, N-Star III, N-Star V and N-Star IX to perform certain advisory services. The Company earned total fees on these agreements of approximately $1.8 million and $1.7 million and $5.2 million and $10.3 million for the three and nine months ended September 30, 2009 and 2008, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Related Party Transactions (Continued)

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the three months ended September 30, 2008, the Company earned $0.1 million in management fees. For the nine months ended September 30, 2009 and 2008, the Company earned $0.1 million and $0.4 million, respectively, in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc., an affiliate of Chain Bridge, to perform certain management services. The Company incurred $0.9 million and $2.6 million in management fees for each of the three and nine months ended September 30, 2009 and 2008, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

        The Company entered into a management agreement in March 2007 with Monroe Management to perform certain management services. On May 7, 2008, the Company terminated its management agreement with Monroe Management. The Company incurred $1.3 million in management fees for the nine months ended September 30, 2008, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations.

10. Equity-Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of September 30, 2009, the Company has issued an aggregate of 8,283,340 LTIP Units, net of forfeitures of 60,368 LTIP Units. An aggregate of 1,021,613 LTIP Units were converted to commons stock and 468,064 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,283,340 LTIP Units, so long as the recipient continues to be an eligible recipient, 5,015,942 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,252,437 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 will cliff vest on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 143,102 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Equity-Based Compensation (Continued)

        The Company has recognized compensation expense of $4.9 million and $5.1 million and $14.8 million and $15.2 million for the three and nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there were approximately 3,753,213 unvested LTIP Units and 60,368 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP grants is $25.0 million, provided there are no forfeitures.

2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. The Company did not meet the performance hurdles under the 2006 Outperformance Plan as of the conclusion of the 2006 Outperformance Plan on December 31, 2008. The Company recorded the compensation expense for the 2006 Outperformance Plan of $0.1 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively, and $0.3 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. The remaining compensation expense to be recognized over the next five quarters is $0.3 million.

        The status of all of the LTIP grants as September 30, 2009 and December 31, 2008 is as follows:

	September 30, 2009		December 31, 2008
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	8,067	$9.86	5,484	$11.47
Granted	—		3,533	7.26
Converted to common stock	(607)	9.91	(895)	9.51
Forfeited	—		(55)	9.42

Ending balance(2)	7,460	$9.86	8,067	$9.86

(1)
Reflects balance at January 1, 2009 and January 1, 2008 for the periods ended September 30, 2009 and December 31, 2008, respectively.

(2)
Reflects balance at September 30, 2009 and December 31, 2008, respectively.

Incentive Compensation Plan

        On July 21, 2009, the Compensation Committee of the Board of Directors (the "Committee") of the Company approved the material terms of a new Incentive Compensation Plan for the Company's executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool will be established each calendar year. The size of the incentive pool will be calculated as the sum of (a) 1.75% of the Company's "adjusted equity capital" and (b) 25% of the Company's adjusted funds from operations, as adjusted ("AFFO"), above a 9% return hurdle on

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Equity-Based Compensation (Continued)

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

        The Company recorded no compensation expense under the Plan for the three months ended September 30, 2009.

11. Stockholders' Equity

Common Stock

        In May 2009, the Company issued 94,045 shares of common stock with a fair value at the date of grant of $0.3 million to its Board of Directors as part of their annual grants.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Stockholders' Equity (Continued)

        In April 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), pursuant to which it registered with the Securities and Exchange Commission and reserved for issuance 15,000,000 shares of its common stock. Under the terms of the Plan, stockholders who participate in the Plan may purchase shares of the Company's common stock directly from it, in cash investments up to $10,000. At the Company's sole discretion, it may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 5%. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of the Company's stock. The Company expects to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes. For the three and nine months ended September 30, 2009, the Company issued a total of approximately 22,104 and 54,135 common shares, respectively, pursuant to the Plan.

Equity Distribution Agreements

        In May 2009, the Company entered into an equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through JMP. JMP will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. As of September 30, 2009, the Company issued 6,542,814 common shares and received approximately $22.7 million of net cash proceeds pursuant to its equity distribution agreement with JMP.

        For the nine months ending September 30, 2009, the Company did not issue any common stock pursuant to its May 2008 equity distribution agreement with Wachovia.

Stock Repurchase Program

        On October 8, 2008, the Company's Board of Directors authorized a stock repurchase program of up to 10,000,000 shares of its outstanding common stock, or approximately 16% of its outstanding common stock. Stock repurchases under this program will be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the nine months ended September 30, 2009, the Company did not repurchase any common shares pursuant to its stock repurchase program.

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

11. Stockholders' Equity (Continued)

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

        On July 21, 2009, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on August 14, 2009 to the stockholders of record as of the close of business on August 5, 2009.

Earnings Per Share

        Earnings per share for the three and nine months ended September 30, 2009 and 2008 is computed as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Numerator (Income)
Basic Earnings
Net income (loss) available to common stockholders	$(66,465)	$218,310	$13,917	$387,056
Effect of dilutive securities:
Income (loss) allocated to non-controlling interest	(7,094)	25,740	2,821	45,620

Dilutive net income available to stockholders	$(73,559)	$244,050	$16,738	$432,676

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	69,896	62,825	67,446	62,772
Effect of dilutive securities:
OP/LTIP units	7,460	7,405	7,460	7,226

Dilutive Shares	77,356	70,230	74,906	69,998

        The earnings per share calculation takes into account the conversion of LTIP units into common shares. The LTIPS convert on a one-for-one basis into commons shares and share equally in the Company's earnings. Depending on the timing of LTIP conversions and the amount of LTIPS converted, relative to the timing of the Company's earnings allocated to the LTIP non-controlling interest, and the weighting of the common shares, the LTIP conversions may result in an anti-dilutive effect on earnings per share. For the nine months ended September 30, 2009 the LTIP conversion were anti-dilutive.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying condensed consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2009 and December 31, 2008, non-controlling interest related to the aggregate limited partnership units of 7,459,748 and 8,067,211, represented a 9.17% and 11.37% interest in the Operating Partnership, respectively. Income allocated to the operating partnership non-controlling interest for the three and nine months ended September 30, 2009 and 2008 was a loss of $7.1 million and income of $25.7 million and income of $2.8 million and $45.6 million, respectively.

Joint Ventures

        On July 9, 2008, Wakefield sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. The Wakefield joint venture is consolidated in the condensed consolidated financial statements with Inland American's and Chain Bridge's equity treated as non-controlling interests. Income allocated to the joint venture's non-controlling interest for the three and nine months ended September 30, 2009 and 2008 was $2.6 million and $2.3 million, respectively, and $7.0 million and $2.1 million, respectively.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Risk Management and Derivative Activities (Continued)

derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009 and 2008, the Company recorded immaterial amounts of hedge ineffectiveness in earnings.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the remainder of 2009, the Company estimates that an additional $2.8 million will be reclassified as an increase to interest expense.

        The following tables summarize the Company's derivative financial instruments that were designated as cash flow hedges of interest rate risk as of September 30, 2009 and December 31, 2008:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of September 30, 2009	10	90,749	(9,514)	4.18% - 5.08%	March 2010 - August 2018
As of December 31, 2008	10	90,749	(13,923)	4.18% - 5.08%	March 2010 - August 2018

        In January 2008, the Company elected the fair value option for its bonds payable and its liability to subsidiary trusts issuing preferred securities. As a result, the changes in fair value of these financial instruments are now recorded in earnings and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings.

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet strict hedge accounting requirements. For the three months ended September 30, 2009 and 2008, the Company recorded, in earnings, a mark-to-market unrealized loss of $22.4 million and $1.8 million, respectively, for the non-qualifying interest rate swaps. For each of the three months ended September 30, 2009 and 2008, the Company recorded a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps. For the nine months ended September 30, 2009 and 2008, the Company recorded, in earnings, a mark-to-market unrealized loss of $3.6 million and $8.3 million, respectively, for the non-qualifying interest rate swaps. For the nine months ended September 30, 2009 and 2008, the Company recorded a $4.2 million and $4.1 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of September 30, 2009 and December 31, 2008:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of September 30, 2009	24	1,397,108	(67,585)	0.35% - 5.63%	October 2009 - June 2018
As of December 31, 2008	24	1,396,879	(63,979)	0.54% - 5.63%	October 2009 - June 2018

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of September 30, 2009 and December 31, 2008.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of September 30, 2009		As of December 31, 2008		As of September 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$(9,514)	Derivative liability, at fair value	$(13,923)

Total derivatives designated as hedging instruments		$—		$—		$(9,514)		$(13,923)

Derivatives not designated as hedging instruments
Interest Rate Products	Derivative instrument, at fair value	$1,080	Derivative instrument, at fair value	$9,318	Derivative liability, at fair value	$(68,665)	Derivative liability, at fair value	$(73,297)

Total derivatives not designated as hedging instruments		$1,080		$9,318		$(68,665)		$(73,297)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Risk Management and Derivative Activities (Continued)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the three and nine months ended September 30, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships

	Location of Gain/(loss) recognized in income	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate products
Amount of Gain or (loss) in OCI on Derivative on OCI (Effective Portion)	n/a	$(3,574)	$(3,639)	$(321)	$(7,019)
Amount of Gain or (loss) reclassified from accumulated OCI into Income (Effective Portion)	Interest Expense	$7	$7	$21	$21

Derivatives Not Designated as Hedging Instruments

	Location of Gain/(loss) recognized in income	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest rate products
Amount of Gain or (loss) recognized in income	Unrealized gain (loss) on investment and other	$(27,342)	$(5,698)	$(16,957)	$(2,565)
Amount of Gain or (loss) reclassified from accumulated OCI into Income	Unrealized gain (loss) on investment and other	$(1,404)	$(1,404)	$(4,213)	$(4,055)

        At September 30, 2009, the Company's counterparties hold approximately $26.5 million of cash margin as collateral against its swap contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one tenant that generates 10% or more of its total revenue. However, approximately 53.8% and 52.2%, respectively of the Company's rental and escalation revenue for the three and nine months ended September 30, 2009 is generated from two tenants in the Company's healthcare net lease portfolio. The

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Risk Management and Derivative Activities (Continued)

Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

14. Segment Reporting

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

14. Segment Reporting (Continued)

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

        The following table summarizes segment reporting for the three and nine months ended September 30, 2009 and 2008:

	Real Estate Debt	Operating Real Estate	Real Estate Securities(1)	Healthcare Real Estate Joint Venture	Corporate Investments and Other(2)	Consolidated Total
Total revenues for the three months ended
September 30, 2009	$23,662	$10,627	$17,030	$19,335	$(2,040)	$68,614
September 30, 2008	42,001	21,852	13,083	16,256	348	93,540
Consolidated net income for the three months ended
September 30, 2009	(104,236)	5,705	61,374	1,679	(30,295)	(65,773)
September 30, 2008	186,220	2,842	38,590	1,433	22,496	251,581
Consolidated net income(loss) after non-controlling interests and before preferred dividend for the three months ended
September 30, 2009	(94,178)	5,143	55,744	(878)	(27,064)	(61,234)
September 30, 2008	167,762	2,595	34,613	(868)	19,441	223,543
Total revenues for the nine months ended
September 30, 2009	77,740	31,811	48,717	52,936	(5,613)	205,591
September 30, 2008	130,202	47,929	47,096	48,384	12,674	286,285
Consolidated net income for the nine months ended
September 30, 2009	(13,788)	(3,772)	131,952	(6,772)	(68,193)	39,427
September 30, 2008	412,594	(1,041)	40,559	2,946	(4,592)	450,466
Consolidated net income(loss) after non-controlling interests and before preferred dividend for the nine months ended
September 30, 2009	(13,622)	(3,309)	118,923	(13,767)	(58,614)	29,611
September 30, 2008	370,000	(934)	36,372	544	(3,233)	402,749
Total assets as of
September 30, 2009	$2,214,642	$450,164	$303,766	$715,983	$116,683	$3,801,238

(1)
Total revenues for the three and nine months ended September 30, 2009 excludes $45.0 million and $75.0 million, respectively, in net realized and unrealized gains.

(2)
Corporate includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the nine months ended September 30, 2009 and 2008 is presented below:

	2009	2008
Real estate debt investment pay-down due from servicer	$—	$18,000
Write-off of deferred financing cost	—	29,918
Initial mark-to-market adjustment	—	(317,111)
Elimination of bonds payable due to acquisition of consolidated assets	—	35,638
Allocation of purchase price of operating real estate to deferred cost	—	(272)
Minority Interest buy-out	—	(1,566)
Contribution of book value of assets to unconsolidated joint venture	2,668	112,097
Reclassification of construction in progress	—	(4,409)
Write-off of deferred least costs related to lease terminations	—	(3,459)
Write-off of operating real estate due to foreclosure	51,732	—
Reduction of mortgage notes payable due to foreclosure	(52,067)	—
Reduction of restricted cash due to foreclosure	68	—
Allocate proceeds from exchangeable notes to equity	—	(3,100)
Allocate payment of deferred financing costs to cost of capital	—	191
Stock dividend	10,646	—

16. Fair Value of Financial Instruments

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

        As of September 30, 2009 cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value.

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated to the "worst" assuming fully extended maturities regardless of if structural or economic tests required to achieve such

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

16. Fair Value of Financial Instruments (Continued)

extended maturities. At September 30, 2009 the fair market value was $1.7 billion with a gross carrying amount of $2.0 billion.

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available to estimate their fair value. At September 30, 2009, the fair market value of the 7.25% exchangeable senior notes was $66.9 million with a carrying amount of $68.2 million and the fair market value of the 11.50% exchangeable senior notes was $58.9 million with a carrying amount of $60.8 million.

        For fixed rate mortgage loans payable, the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. At September 30, 2009, the fair market value was $866.9 million with a carrying amount of $852.8 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

17. Commitments and Contingencies

Chatsworth Property

        One of the Company's net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA ("WaMu"). The tenant vacated the buildings as of March 23, 2009, and the leases (the "WaMu Leases") were disaffirmed by the FDIC. The assets were financed with a non-recourse $42.9 million first mortgage loan (the "WaMu Loan") and a $9.2 million mezzanine loan which was collateral for one of the Company's securities term financings. In the fourth quarter of 2008, the Company took an impairment charge relating to these properties and in the third quarter of 2009 the lender, GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender"), foreclosed on the property.

        On August 10, 2009, the Lender filed a compliant against NRFC NNN Holdings, Inc. ("NNN") and NRFC Sub Investor IV, LLC, which are subsidiaries of the Company, in the Superior Court of the State of California, County of Los Angeles. In the complaint, the Lender alleges, among other things, that the WaMu Loan is a recourse obligation of NNN due to the FDIC's disaffirmance of the WaMu Leases. The Company believes this case is without merit and is defending this suit vigorously.

18. Subsequent Events

        The Company has evaluated subsequent events through November 5, 2009, which is the date these financial statements were issued.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

18. Subsequent Events (Continued)

Dividends

        On October 20, 2009, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on November 16, 2009 to the stockholders of record as of the close of business on November 6, 2009.

Wells Fargo Debt Extension

        On October 28, 2009, the Company entered into the First Amended and Restated Credit Agreement (the "Credit Agreement") and the Second Amendment to Note Purchase Agreement (the "Note Purchase Agreement," and together with the Credit Agreement, the "WA Credit Facility") with Wachovia Bank, National Association ("Wachovia"). The maturity date of the WA Credit Facility was extended for three years to October 28, 2012 and the WA Credit Facility bears interest at LIBOR plus 3.50%. The WA Credit Facility eliminates all margin call provisions and does not restrict the payment of dividends, subject in both cases to the semi-annual amortization payments described below. The WA Credit Facility also provides for up to $300 million of revolving borrowing capacity as the amount outstanding under the WA Credit Facility is reduced below $300 million, on a dollar-for-dollar basis. The WA Credit Facility eliminates the corporate fixed charge and recourse debt covenants and maintains the liquidity and tangible net worth covenants in the WA Credit Facility. The Company repaid approximately $52.5 million of the outstanding balance in connection with the WA Credit Facility.

        On October 28, 2009, in connection with the WA Credit Facility, the Company entered into a warrant agreement (the "Warrant Agreement") with Wachovia under which the Company issued one million warrants (the "Warrants") to Wachovia to purchase one million shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a weighted average exercise price of $8.59 per share. 500,000 Warrants are exercisable immediately at a price of $7.50 per share, 250,000 Warrants are exercisable after October 28, 2010 at a price of $8.60 per share and 250,000 Warrants are exercisable after October 28, 2011 at a price of $10.75 per share. The exercise price of the Warrants may be paid in cash or by cashless exercise. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment for dividends paid in common stock, subdivisions or combinations.

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

        We primarily derive income from our core business activities through the difference between the interest and rental income we are able to generate from our investments and the cost at which we are able to obtain financing for our investments. In order to protect this difference, or "spread", we seek to match-fund our investments using secured sources of long-term financing such as term debt transaction financings, mortgage financings and long-term unsecured subordinate debt. Match-funding means that we try to obtain debt with maturities equal to our asset maturities and borrow funds at interest rate benchmarks similar to our assets. Match-funding results in minimal impact to spread when interest rates are rising and falling and minimizes refinancing risk since our asset maturities match those of our debt.

        More recently, realized gain on investments and other and unrealized gain (loss) on investments and other have comprised a larger and much more variable source of our income. Realized gains and losses principally relate to sales of our securities investments and early retirement of our debt through open market purchases. Unrealized gains and losses are primarily caused by inter-period mark-to-market valuation adjustments on certain of our assets and liabilities. These items historically have not been a part of our core business activities, but are currently more significant due to market volatility that has enabled us to opportunistically retire debt at discounts and monetize investments.

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

        Corporate expense management influences the profitability of our business. We must balance making appropriate investments in our infrastructure and employees with the recognition that our accounting, finance, legal and risk management infrastructure does not directly generate quantifiable revenues for us. We frequently refer to general and administrative expenses, excluding stock-based compensation expense, divided by total revenues as a measure of our efficiency in managing expenses. For 2008, a much higher percentage of our performance compensation was awarded in cash rather than stock equivalents compared to prior years, resulting in an unfavorable efficiency ratio compared to prior years.

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

        In June 2009, the Term Asset Lending Facility ("TALF"), a financing facility for asset-backed securities established by the U.S. Federal Reserve in late 2008, began accepting commercial real estate securities as assets eligible for financing. The Federal Reserve indicated that securities issued in 2009 and having a AAA rating would be considered eligible for financing, subject to the Fed's final approval of individual assets. Approximately $6.3 billion of TALF loans have been approved for legacy CMBS securities and NorthStar has been approved as a borrower under the program. To-date, it has been reported that several banks are working on new loans whose AAA rated securities would be eligible for TALF financing, but no securities created through this program have yet been financed under TALF.

        During the second quarter 2009, several banks were permitted by the U.S. Government to repay their TARP equity investments, but other very large institutions (e.g., Bank of America and Citigroup, among others) were not deemed healthy enough to repay their TARP capital. Although repayment of the government investment was considered a sign of financial strength, those who repaid their TARP funds remain cautious in committing new capital to real estate in an uncertain economic environment. Despite TARP repayments, the overall U.S. banking sector remains under stress.

        During the third quarter 2009, the velocity of bank seizures increased, with 61 banks seized since the beginning of the third quarter and 115 banks seized by the FDIC in 2009 to date. The securities program formed under the PPIP has resulted in decreasing yields for higher rated CMBS securities throughout the third quarter; however, prices for the lower rated classes of CMBS securities remain low as credit and liquidity concerns remain high. As a result of the inability of banks and other traditional real estate lenders to provide meaningful amounts of new lending capital and no new issue CMBS market, capital for commercial real estate remains extremely scarce and continued declines in macroeconomic conditions and employment are resulting in worsening credit performance across commercial real estate and many other sectors.

        Despite negative macroeconomic and lending conditions continuing through the third quarter 2009, the public equity and corporate debt markets for real estate-owning REITs have performed extremely well for the first nine months this year. Year-to-date, the REIT market has raised nearly $17 billion of equity and approximately $10 billion of corporate debt. In addition, several newly-formed and externally advised REITs with a commercial real estate debt focus have raised approximately $1.5 billion of capital. Notwithstanding the ability of the public REIT market to raise capital, this market is very small relative to the size of the estimated $1.5 trillion commercial real estate finance market and we expect commercial real estate fundamentals to continue to deteriorate into 2010.

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

        Most of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of September 30, 2009 is 0.25%, well below its 3.5% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which should partially offset decreasing cash flows caused by the economic recession, and extend the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property. Currently, a lack of readily available financing, economic uncertainty and higher returning alternative investment opportunities have increased investor return expectations resulting in much higher risk premiums and, despite the lower interest rate, lower valuations for commercial real estate properties. The conditions are adversely impacting the performance of our real estate loans and the related collateral properties. The deep economic recession combined with a crippled banking sector has resulted in weakening cash flows from collateral properties and extreme difficulties in obtaining repayments at maturity.

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

        Approximately $4.0 billion of our collateralized debt obligations, also referred to as our term debt transaction liabilities (including the off-balance sheet and on-balance sheet term debt transaction financings) currently permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. We also have assets financed on a bank term loan with an outstanding balance of $383.2 million at September 30, 2009. On October 28, 2009, we completed a three-year extension of this debt and we repaid approximately $52.5 million of the outstanding balance by using uninvested cash contained within our term debt transactions. The bank debt requires six semi-annual amortization payments of $15 million, representing aggregate paydowns totaling $90 million over its term. Approximately $343.9 million of our funded loan commitments have their initial maturity date in the remainder of 2009; however, most of the loans contain extension options of at least nine months (many subject to performance criteria). It is therefore difficult to estimate how much capital, if any, from initial maturities or prepayments will be generated in our term debt transactions from loan repayments during 2009 to create availability to further amortize the bank loan.

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

        We conduct a quarterly comprehensive credit review which is designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis as an "early warning system." Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from assets that are not identified by our credit reviews. During the quarterly reviews, assets are put on non-performing status and identified for possible impairment based upon several factors, including missed or late contractual payments, significant declines in collateral performance, and other data which may indicate a potential issue in our ability to recover our capital from the investment.

        As of September 30, 2009, our loan portfolio had the following credit statistics:

	Number of Loans	Dollar Value	Percent of Total Loan Portfolio
Non-performing loans(1)	5	$83,122	4.17%
Loan loss reserves	15	73,892	3.71%

(1)
A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default. During October 2009, we were foreclosed out of a $9 million non-performing mezzanine loan. The loan had reserves equal to its principal balance so there was no loss recognized for the three months ended September 30, 2009.

        As of September 30, 2009, our loan portfolio principal and interest aging is as follows (inclusive of our non-performing loans):

1 - 30 Days	31 - 60 Days	61 - 90 Days	90 + Days
$10,295	$9,362	$29	$63,759

        During the three and nine month period ending September 30, 2009, we recorded $24.2 million and $62.7 million of credit loss provisions relating to 10 and 15 loans, respectively, and had no foreclosures or (reversals of prior period reserves). As of September 30, 2009, loan loss reserves totaled $73.9 million. At September 30, 2009, we had five loans totaling $83.1 million on non-performing status due to maturity defaults. A $21.4 million first mortgage loan secured by a condo/hotel development site in Manhattan was on the non-performing loan list at December 31, 2008 and the maturity default is not yet resolved. At September 30, 2009, we have a $8.4 million loan loss reserve for this loan, and continue to negotiate a potential assumption of our loan by new sponsors, who have significant hotel development and operating track records and intend to develop a full service hotel on the site, as well as pursuing legal remedies against the borrower. The second non-performing loan is a $28.5 million B-note secured by a large mixed use development located near Orlando, FL. Our note is subordinate to a $127 million A-note and senior to a $28.0 million C-note. The borrower did not meet the requirements for a March 2009 extension, and the A-Note holder is leading restructuring discussions with the borrower. The borrower also has existing recourse obligations to make scheduled amortization payments. At September 30, 2009, we have a $12.0 million loan loss reserve for this loan. The third non-performing loan which we fully reserved against, is a $9.4 million mezzanine loan backed by a multi-family development site in Washington D.C. Subsequent to the end of third quarter we were foreclosed out of this loan by the first mortgage lender. The fourth non-performing loan is a $13.9 million first mortgage loan secured by a condo development site in Manhattan which has the same sponsor as the $21.4 million non-performing loan previously discussed. There is a $4.2 million reserve for this loan at September 30, 2009. During the third quarter we added to NPL status due to a maturity default a $10.0 million B-note secured by two retail properties. The loan has positive debt service coverage and we believe the underlying collateral value is in excess of our loan basis. We believe the special servicer of the A-note will agree to an extension and modification to the loan, and therefore no credit loss reserve has been established for this loan. There can be no assurance that acceptable assumption and modification agreements can be reached with the respective borrowers under our non-performing loans, and if agreements cannot be reached we may determine that more reserves are required for these loans.

        On June 30, 2009, we received $23.6 million of cash proceeds relating to the repayment of a $27.4 million first mortgage loan backed by a data center property bearing interest at LIBOR + 4.5% and having a February 2012 final maturity date. We agreed to the discounted payoff of our loan on this niche asset for the economic and credit risk benefits discussed herein. Accordingly, for the second quarter 2009 we recorded a $3.8 million credit loss relating to this discounted payoff.

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

Recent Accounting Pronouncements

        In January 2009, an accounting pronouncement was issued which amends previously issued impairment guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The pronouncement also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in other related guidance. The pronouncement is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In April 2009, an accounting pronouncement was issued which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. The pronouncement applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The pronouncement will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In April 2009, an accounting pronouncement was issued which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The pronouncement will be applied prospectively and retrospective application is not permitted. The pronouncement is effective for interim and annual periods ending after June 15, 2009. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In April 2009, an accounting pronouncement was issued which will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The pronouncement would apply to certain financial instruments and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The pronouncement is effective for interim and annual periods ending after June 15, 2009. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In May 2009, an accounting pronouncement was issued which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the pronouncement for the quarter ended June 30, 2009. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In June 2009, an accounting pronouncement was issued which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this pronouncement will have on our financial condition, results of operations, and disclosures.

        In June 2009, an accounting pronouncement was issued which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The pronouncement clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The pronouncement requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. The pronouncement also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The pronouncement is effective for fiscal years beginning after November 15, 2009. We believe that as a result of the implementation of this pronouncement, we will consolidate four of our off balance sheet term debt transactions (See Note 8 for further details) and our Securities Fund. We also believe that we will elect the fair value option of accounting on these entities upon consolidation.

        In June 2009, an accounting pronouncement was issued which approved the "FASB Accounting Standards Codification" ("Codification") as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification did not have an impact on our financial condition or results of operations.

        In August 2009, a Codification update was issued which provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, an entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, (ii) another valuation technique consistent with the principles of fair value measurements and disclosures such as a present value technique or a market approach that is based on the amount at the measurement date that the entity would pay to transfer the identical liability or would receive to enter into the identical liability. The update is effective for the first reporting period (including interim periods) beginning after issuance, which for us is October 1, 2009. We are currently evaluating the impact that the adoption of this update will have on our financial condition, results of operations, and disclosures.

        In August 2009, a Codification update was issued which requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date; (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the Company. The update also provides analogous guidance for other redeemable equity instruments including, for example, common stock, derivative instruments, non-controlling interests, securities held by an employee stock ownership plan and share-based payment arrangements with employees. We are currently evaluating the impact that the adoption of this update will have on its financial condition, results of operations, and disclosures.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Revenues

  Interest Income

        Interest income for the three months ended September 30, 2009 totaled $34.3 million, representing a decrease of $15.5 million, or 31%, compared to $49.8 million for the three months ended September 30, 2008. The decrease consisted of a $19.6 million decrease attributable to an approximately 308 basis points lower average one-month LIBOR rate during the third quarter 2009 compared to third quarter 2008 and lower spreads on modified loans. The decrease was partially offset by a net increase to interest income of approximately $4.1 million resulting from the origination and acquisition of commercial real estate debt and commercial real estate securities with a net book value of $394.7 million subsequent to September 30, 2008 offset by approximately $341.4 million of investment dispositions and repayments during 2008.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended September 30, 2009 totaled $4.2 million, representing an increase of $0.8 million, or 24%, compared to $3.4 million for the three months ended September 30, 2008. The increase is attributable to securities purchases within our non-consolidated term debt financings in which we own the non-investment grade note classes. We are generally earning higher yields on securities purchased during the past 12 months due to credit spread widening. All of our real estate securities term debt transactions completed since 2006, in which we retain the equity notes, have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the three months ended September 30, 2009 totaled $28.0 million, representing a decrease of $1.0 million, or 3%, compared to $29.0 million for the three months ended September 30, 2008. The decrease was primarily attributable to a decrease of $2.2 million related to the Reading, PA property lease termination and Chatsworth, CA property lease disaffirmation and $2.9 million related to the conversion of our net lease relationship with one of our healthcare operators to a management agreement offset partially by an increase of $4.1 million on the restructuring and termination of two of our leases with an operator in our healthcare portfolio operators.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended September 30, 2009 totaled $1.9 million, representing an increase of approximately $0.1 million, or 6%, compared to $1.8 million for the three months ended September 30, 2008. The increase was primarily attributable to an increase of $0.1 million as a result of the increase in the net asset value of our term debt transactions which generate advisory fees.

  Other Revenue

        Other revenue for the three months ended September 30, 2009 totaled $0.2 million, representing a decrease of $9.3 million, or 98%, compared to $9.5 million the three months ended September 30, 2008. Other revenue for three months ended September 30, 2009 consisted primarily of $0.1 million in exit fees and $0.1 million in unused credit line and draw fees. Other revenue for the three months ended September 30, 2008 consisted primarily of $9.0 million in a lease termination fee, $0.3 million in exit fees, $0.1 million in unused credit line fees and $0.1 million in miscellaneous other revenue.

Expenses

  Interest Expense

        Interest expense for the three months ended September 30, 2009 totaled $29.3 million, representing a decrease of $17.0 million, or 37%, compared to $46.3 million for the three months ended September 30, 2008. The decrease in interest was primarily the result of: (i) $10.3 million lower interest on our N-Star bonds payable and trust preferred debt due to lower average LIBOR rates, debt repurchases and repayments; (ii) $2.8 million lower interest on our 7.25% and 11.50% exchangeable senior notes due to repurchases; (iii) $1.0 million lower interest relating to lower average balances and lower LIBOR rates on our WA Term Loan; (iv) $1.1 million in lower interest rates on our Euro-note; (v) $1.5 million lower interest as a result of being foreclosed out of our investment due to Chatsworth, CA lease disaffirmation (vi); and $0.5 million lower interest related to the termination of our unsecured revolving credit line in May 2008. The decrease in interest expense was partially offset by: (i) $0.2 million in additional expense from our LB term loan which closed in June 2008.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended September 30, 2009 totaled $4.1 million, representing an increase of $2.2 million, or 116%, compared to $1.9 million for three months ended September 30, 2008. The increase was primarily attributable to $2.8 million of operating expenses now consolidated in our financial statements resulting from terminating two of our net leases with an operator in our healthcare portfolio. The properties will continue to be managed by third parties and we will now consolidate the revenues and expenses relating to these operations. The increased costs were partially offset by $0.5 million in lower expenses as a result of Chatsworth, CA lease disaffirmation.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended September 30, 2009 totaled $0.8 million, which was essentially flat, compared to $0.9 million for the three months ended September 30, 2008. We incurred advisory fees to Wakefield Capital Management for the three months ended September 30, 2009 and 2008.

  Provision for Loan Losses

        Provision for loan losses for the three months ended September 30, 2009 totaled $24.2 million and was specifically identified for 10 loans. The third quarter 2009 expense includes $15.9 million for first mortgage whole loans, $4.0 million for subordinated mortgage interests and $4.3 million for mezzanine loans. Provision for loan losses for the three months ended September 30, 2008 totaled $2.5 million and includes expense $3.2 million for first mortgage whole loans. We also reversed a $0.8 million reserve taken during the first quarter 2008 against a $19.5 million first mortgage upon recapitalization and assumption of the loan by a third party.

  General and Administrative

        General and administrative expenses for the three months ended September 30, 2009 totaled $15.7 million, representing an increase of $2.0 million, or 15%, compared to $13.7 million for the three months ended September 30, 2008. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended September 30, 2009 totaled $11.0 million, representing an increase of approximately $1.6 million, or 17%, compared to $9.4 million, for the three months ended September 30, 2008. The increase was attributable to a $2.0 million increase related to salaries and accrued cash incentive compensation costs offset partially by a $0.4 million decrease related to equity-based compensation. The 2008 cash incentive compensation costs were weighted towards the fourth quarter in anticipation of a greater mix of equity than cash awards than was actually paid. The 2009 quarterly cash incentive compensation accruals assume the equity/cash mix will be consistent with actual 2008 payments. The $0.4 million decrease in equity-based compensation expense was attributable to a decrease of approximately $0.4 million in vesting of equity- based awards issued under our 2004 Omnibus Stock Incentive Plan and our 2006 Outperformance Plan relating to grants fully vesting.

        Auditing and professional fees for the three months ended September 30, 2009 totaled $2.0 million, representing an increase of $1.0 million, or 100%, compared to $1.0 million for the three months ended September 30, 2008. The increase was primarily attributable to increased legal fees for general corporate work, investment activities and lease restructuring expenses in our healthcare portfolio.

        Other general and administrative expenses for the three months ended September 30, 2009 totaled $2.7 million, representing a decrease of approximately $0.6 million, or 18%, compared to $3.3 million for the three months ended September 30, 2008. The decrease was primarily attributable to a decrease in overhead resulting from lower staffing levels during the three months ended September 30, 2009.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended September 30, 2009 totaled $3.7 million, representing a decrease of $9.9 million, or 73%, compared to $13.6 million for the three months ended September 30, 2008. This decrease was primarily attributable to lower depreciation and amortization of $9.7 million as a result of the Reading, PA property lease termination and Chatsworth, CA property lease disaffirmation and $0.2 million resulting from the restructuring of our net lease relationship with one of our healthcare operators.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the three months ended September 30, 2009 was a net $2.7 million in earnings, representing an increase of $1.9 million, compared to earnings of $0.8 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, we recognized equity in earnings of $2.3 million on a new joint venture related to the conversion of the net lease relationship with one of our healthcare operators to a management agreement which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and the unconsolidated affiliate simultaneously entering into a management contract with a third party operator, equity in earnings of $0.5 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and equity in earnings of $0.1 million in connection with another net lease joint venture. The equity in earnings were partially offset by equity in losses of $0.2 million from the LandCap joint venture. For the three months ended September 30, 2008, we recognized equity in earnings $0.5 million from the Securities Fund, $0.9 million equity in earnings from our investment in the corporate lending joint venture, which was recapitalized in May 2008 resulting in deconsolidation of the venture and equity in earnings of $0.1 million in connection with our net lease joint venture. The earnings were partially offset by equity in loss of $0.8 million on the LandCap joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $317.4 million for the three months ended September 30, 2009 to a loss of $88.3 million, compared to a gain of $229.1million for the three months ended September 30, 2008. The unrealized loss on investments for the three months ended September 30, 2009 consisted primarily of unrealized losses of $86.1 million on various N-Star bonds payable, unrealized losses related mark-to-market adjustments of $16.2 million on liability to subsidiary trusts issuing preferred securities, net losses of $28.7 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and unrealized losses of $2.3 million on our corporate lending joint venture (which is an equity investment that is marked to market). The unrealized losses were partially offset by unrealized gains related to mark-to-market adjustments of $45.0 million on various available for sale securities. The unrealized gain on investment for the three months ended September 30, 2008 consisted primarily of unrealized gains related to mark-to-market adjustments of $251.0 million on various N-Star bonds payable, $42.9 million on liability to subsidiary trusts issuing preferred securities and $16.2 million on exchangeable senior notes, offset partially by unrealized losses related to mark-to-market adjustments of $57.9 million on various N-Star available for sale securities and $7.1 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting.

  Realized Gain on Investments and Other

        The realized gain of $29.2 million for the three months ended September 30, 2009 consisted primarily of net realized gains of $5.1 million on the repurchase of $10.0 million of our 7.25% exchangeable senior notes, $8.2 million on the repurchase of $19.3 million of our 11.50% exchangeable senior notes and net realized gains of $15.9 million on the sale of certain debt securities available for sale. The realized gain on investments and other of $7.0 million for the three months ended September 30, 2008, was attributable to the repurchase of various N-Star bonds.

Comparison of the Nine months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Revenues

  Interest Income

        Interest income for the nine months ended September 30, 2009 totaled $106.8 million, representing a decrease of $56.6 million, or 35%, compared to $163.4 million for the nine months ended September 30, 2008. The decrease consisted of a $54.9 million decrease attributable to an approximately 250 basis points lower average one-month LIBOR rate and lower asset balances during the nine month period ending September 30, 2009 compared to the nine month period ending September 30 2008, and a $11.7 million decrease in interest income attributable to the recapitalization and deconsolidation of Monroe Capital in 2008. The decrease was partially offset by a net increase to interest income of approximately $10.0 million resulting from the origination and acquisition of commercial real estate debt and commercial real estate securities with a net book value of $394.7 million subsequent to September 30, 2008 offset by approximately $341.4 million of investment dispositions and repayments during 2008.

  Interest Income—Related Parties

        Interest income from related parties for the nine months ended September 30, 2009 totaled $13.1 million, representing an increase of $2.3 million, or 21%, compared to $10.8 million for the nine months ended September 30, 2008. The increase is attributable to securities purchases within our non-consolidated term debt financings in which we own the non-investment grade note classes. We are generally earning higher yields on securities purchased during the past 12 months due to credit spread widening. All of our real estate securities term debt transactions completed since 2006, in which we retain the equity notes, have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the nine months ended September 30, 2009 totaled $79.6 million, representing a decrease of $7.4 million, or 9%, compared to $87.0 million for the nine months ended September 30, 2008. The decrease was primarily attributable decreases of $6.6 million related to the Reading, PA property lease termination and the Chatsworth, CA property lease disaffirmation, a decrease of $5.0 million on the conversion of our net lease relationship with one of our healthcare operators to a management agreement and $0.5 million related to the Cincinnati, OH lease renewal partially offset by an increase $4.7million related to the restructuring and termination of two of our leases with an operator in our healthcare portfolio.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the nine months ended September 30, 2009 totaled $5.4 million, representing a decrease of approximately $5.3 million, or 50%, compared to $10.7 million for the nine months ended September 30, 2008. The decrease was primarily attributable to the sale of 67% of the advisory fee income stream from one of our term debt transactions to the Securities Fund which resulted in the recognition of an additional $4.8 million in advisory fee income during the second quarter 2008. The sale resulted in $0.2 million of lower advisory fees and a decrease of $0.3 million as a result of the decline in net asset value of our Securities Fund and our term debt transactions which generate the advisory fees.

  Other Revenue

        Other revenue for the nine months ended September 30, 2009 totaled $0.6 million, representing a decrease of $13.9 million, or 96%, compared to $14.5 million the nine months ended September 30, 2008. Other revenue for nine months ended September 30, 2009 consisted primarily of $0.2 million in exit fees, $0.2 million in late fees and $0.2 million in unused credit line fees. Other revenue for the nine months ended September 30, 2008 consisted primarily of $9.0 million in a lease termination fee, $3.7 million in profit participation proceeds from the modification of a real estate debt investment and $0.3 million in prepayment penalties, $0.6 million of exit fees, $0.4 million in unused credit line fees, $0.2 million in draw fees and $0.3 million miscellaneous other revenue.

Expenses

  Interest Expense

        Interest expense for the nine months ended September 30, 2009 totaled $95.4 million, representing a decrease of $52.9 million, or 36%, compared to $148.3 million for the nine months ended September 30, 2008. The decrease in interest was primarily the result of: (i) $33.9 million lower interest on our N-Star bonds payable and trust preferred debt due to lower average LIBOR rates, debt repurchases and repayments; (ii) $6.1 million lower interest on our 7.25% exchangeable senior notes due to repurchases; (iii) $5.9 million lower interest as a result of the recapitalization, termination and de-consolidation of our corporate lending venture in 2008; (iv) $3.7 million lower interest relating to lower average balances and lower LIBOR rates on our WA Term Loan; (v) $2.9 million in lower interest rates on our Euro-note; (vi) $2.3 million lower interest as a result of being foreclosed out of our investment due to the Chatsworth, CA lease disaffirmation; (vii) $1.7 million lower interest related to the termination of our unsecured revolving credit line in May 2008; and (viii) $0.4 million lower interest related to lower average balances on repurchase obligations. The decrease in interest expense was partially offset by: (i) $3.8 million in additional expense from our $80.0 million 11.50% exchangeable senior notes issued in May 2008 and (ii) $0.1 million in additional expense from our LB term loan which closed in June 2008.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for nine months ended September 30, 2009 totaled $9.1 million, representing an increase of $3.1 million, or 53%, compared to $6.0 million for nine months ended September 30, 2008. The increase was primarily attributable to $3.5 million of operating expenses now consolidated in our financial statements resulting from terminating two of our net leases with an operator in our healthcare portfolio. The properties will continue to be managed by third parties and we will now consolidate the revenues and expenses relating to these operations. The increase was also attributable to expenses of $0.5 million that are no longer reimbursed related to the Reading, PA facility that is now vacant, partially offset by $0.7 million in lower expenses as a result of Chatsworth, CA lease disaffirmation.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the nine months ended September 30, 2009 totaled $2.6 million, representing a decrease of $1.3 million, or 33%, compared to $3.9 million for the nine months ended September 30, 2008. The decrease was primarily attributable to the termination of the corporate lending joint venture agreement. We incurred $2.6 million of advisory fees to Wakefield Capital Management and no advisory fees to the corporate lending joint venture for the nine months ended September 30, 2009, respectively. We incurred $2.6 million of advisory fees to Wakefield Capital Management and $1.3 million of advisory fees to our former corporate lending venture for the nine months ended September 30, 2008, respectively.

  Provision for Loan Losses

        Provision for loan losses for the nine months ended September 30, 2009 totaled $62.7 million and was specifically identified for 15 loans. The provision for loan losses for the nine months ended September 30, 2009 included $29.9 million for first mortgage whole loans, $12.0 million for subordinated mortgage interests and $20.8 million for mezzanine loans. Provision for loan losses for the nine months ended September 30, 2008 totaled $5.7 million and included $3.7 million for first mortgage whole loans and $2.0 million for a mezzanine loan.

  General and Administrative

        General and administrative expenses for the nine months ended September 30, 2009 totaled $50.1 million, representing an increase of $3.6 million, or 8%, compared to $46.5 million for the nine months ended September 30, 2008. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the nine months ended September 30, 2009 totaled $33.8 million, representing an increase of approximately $2.7 million, or 9%, compared to $31.1million, for the nine months ended September 30, 2008. The increase was attributable to a $5.6 million increase related to salaries and accrued cash incentive compensation costs offset partially by a $2.9 million decrease related to equity-based compensation. The 2008 cash incentive compensation costs were weighted towards the fourth quarter in anticipation of a greater mix of equity than cash awards than was actually paid. The 2009 quarterly cash incentive compensation accruals assume the equity/cash mix will be consistent with actual 2008 payments. The $2.9 million decrease in equity-based compensation expense was attributable to the one-time 2008 grants of $0.7 million in connection with employee compensation arrangements and $1.2 million in connection with employee separation agreements. In addition, approximately $0.9 million of the decrease was attributable to a decrease of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan and our 2006 Outperformance Plan relating to awards fully vesting and a $0.1 million decrease in our Annual Directors grants.

        Auditing and professional fees for the nine months ended September 30, 2009 totaled $6.5 million, representing an increase of $1.9 million, or 41%, compared to $4.6 million for the nine months ended September 30, 2008. The increase was primarily attributable to increased legal fees for general corporate work, investment activities and lease restructuring expense in our healthcare portfolio.

        Other general and administrative expenses for the nine months ended September 30, 2009 totaled $9.9 million, representing a decrease of approximately $0.8 million, or 7%, compared to $10.7million for the nine months ended September 30, 2008. The decrease was primarily attributable to decreases costs related to decrease in overhead resulting from lower staffing levels during the nine months ended September 30, 2009.

  Depreciation and Amortization

        Depreciation and amortization expense for the nine months ended September 30, 2009 totaled $35.9 million, representing an increase of $2.4 million, or 7%, compared to $33.5 million for the nine months ended September 30, 2008. This increase was primarily attributable to an increase of $7.7 million related to the write off of certain costs associated with the lease restructuring and termination of two of our leases with an operator in our healthcare portfolio and our restructured net lease relationship with one of our healthcare operators partially offset by lower depreciation and amortization of $5.3 as a result of the write off of the Reading, PA and Chatsworth, CA properties.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the nine months ended September 30, 2009 was a net $1.5 million loss, representing a decrease of $3.3 million, compared to a loss of $4.8 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we recognized equity in losses of $4.7 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $2.9 million from the LandCap joint venture. The losses were partially offset by equity in earnings of $5.7 million on our new joint venture related to the conversion of the net lease relationship with one of our healthcare operators to a management agreement, which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and the unconsolidated affiliate simultaneously entering into a management contract with a third party operator and $0.4 million in connection with a net lease joint venture. For the nine months ended September 30, 2008, we recognized equity in losses of $5.1 million from the Securities Fund and equity in loss of $2.5 million on the LandCap joint venture. The losses were partially offset by our investment in Monroe Management prior to terminating the joint venture in May 2008 and our investment in the corporate lending joint venture which was recapitalized in May 2008 resulting in deconsolidation of the venture. We recognized $2.3 million of equity in earnings in connection with these joint ventures and $0.3 million in connection with our net lease joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $397.1 million for the nine months ended September 30, 2009 to a gain of $1.7 million, compared to a gain of $398.8 million for the nine months ended September 30, 2008. The unrealized gain on investments for the three months ended September 30, 2009 consisted primarily of unrealized gains related to mark-to-market adjustments of $55.9 million on various N-Star bonds payable and unrealized gains of $41.4 million on various available for sale securities. The unrealized gains were partially offset by unrealized losses related to mark-to-market adjustments of $32.1 million on our corporate lending joint venture (which is an equity investment that is marked to market), unrealized losses of $42.3 million on liability to subsidiary trusts issuing preferred securities and unrealized net losses of $21.2 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments. The unrealized gain on investment for the nine months ended September 30, 2008 consisted primarily of unrealized gains related to mark-to-market adjustments of $529.0 million on various N-Star bonds payable, $72.8 million on liability to subsidiary trusts issuing preferred securities and $28.9 million on exchangeable senior notes, offset partially by unrealized losses related to mark-to-market adjustments of $164.1 million on various N-Star available for sale securities, $32.3 million on our corporate lending joint venture and $6.6 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting.

  Realized Gain on Investments and Other

        The realized gain of $89.4 million for the nine months ended September 30, 2009 consisted primarily of net realized gains of $51.3 million on the repurchase of $92.6 million face amount of our 7.25% exchangeable senior notes, $8.2 million on the repurchase of $19.3 million face amount of our 11.5% exchangeable senior notes, net realized gains of $33.7 million on the sale of certain debt securities available for sale offset partially by realized losses of $3.6 million related to the discounted payoff of a first mortgage and a foreign currency translation loss of $0.2 million related to our Euro-denominated investment. The realized gain on investments and other of $14.1million for the nine months ended September 30, 2008, was attributable to the recapitalization of our corporate loan venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition we recognized a $14.1 million gain on the repurchase of various N-Star bonds.

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

        Our total available liquidity at September 30, 2009 was approximately $251.1 million, including $108.4 million of unrestricted cash and cash equivalents and $142.7 million of uninvested and available funds in our term debt transactions, which is available only for reinvestment within the term debt transactions.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. For calendar year 2009, we will be permitted to pay up to 90% of our distribution requirement in common stock or other company securities which give us the flexibility to preserve cash. On January 20, 2009, we declared a $0.25 per common share dividend, of which up to 40% was paid in cash in order to preserve our capital. On April 21, July 21 and October 20 2009, we declared a $0.10 per common share cash dividend. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we have significantly reduced the cash portion of the 2009 quarterly dividends declared to date relative to prior periods, future dividend levels are subject to further adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our secured term debt transaction financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our term debt transactions in order to preserve cash flow. As of September 30, 2009 we are in compliance with all of the OC and IC tests in our secured term debt transactions. We expect that very weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in the future.

        We also have three bank loans which permit the lender to require partial repayment under certain circumstances. The WA Credit Facility renewed the WA and Euro term loans with a combined balance of $383.2 million at September 30, 2009 for three years on October 28, 2009. As part of the renewal, the lender received an up-front paydown totaling $52.5 million and we agreed to make six semi-annual amortization payments of $15 million. All margin call provisions were eliminated as long as the semi-annual amortization payments are made, with the exception of potential margin requirements for defaulted assets which would be credited to the semi-annual amortization requirements. A secured term loan with $22.2 million outstanding balance, as of September 30, 2009, provides the lender with a similar ability to require repayment, except the lender may require repayment at any time due to decreases in credit quality and decrease in value of the loan collateral based upon market credit spread movements. In a weakening economic environment we would generally expect credit quality and value of the underlying loans to decline resulting in a higher likelihood that the lenders would require partial repayment from us. Such amounts could be material to our cash and liquidity position depending on performance of the loan collateral and market credit spreads. In August 2009, we terminated the JP Facility and repaid the remaining principal balance of $12.2 million.

        These bank loans also contain corporate financial covenants which we must comply with in order to avoid defaults under the loans. The corporate fixed charge coverage covenants are currently the most restrictive and as of September 30, 2009 we are in compliance with all financial covenants under these facilities. The October 2009 renewal of the WA Credit Facility eliminated the corporate fixed charge covenant and maintained the existing minimum tangible net worth and liquidity covenants.

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

        As of September 30, 2009, we issued 6,542,814 common shares and received approximately $22.7 million of net cash proceeds pursuant to our equity distribution agreement with JMP.

        For the nine months ended September 30, 2009, we did not issue any shares of common stock pursuant to our May 2008 equity distribution agreement with Wachovia.

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

        During the nine months ended September 30, 2009, we issued a total of 54,135 common shares pursuant to the Plan for a gross sales price of approximately $0.2 million.

Debt Repurchases

        During the three and nine months ended September 30, 2009, we repurchased approximately $10.0 million and $92.6 million face amount of our 7.25% exchangeable senior notes for a total of $4.8 million and $40.0 million, respectively. We also repurchased approximately $19.3 million face amount of our 11.50% exchangeable senior notes for a total of $10.2 million during the three and nine months ended September 30, 2009. We recorded a total net realized gain of $13.3 million and $59.5 million in connection with the repurchase of our notes for the three and nine months ended September 30, 2009, respectively. The repurchase of the notes for the three and nine months ended September 30, 2009 also represented a $14.3 million and a $61.7 million discount to the par value of the debt, respectively.

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

Cash Flows

        The net cash flow provided by operating activities of $46.4 million, decreased by $31.1 million for the nine months ended September 30, 2009 from $77.5 million for the nine months ended September 30, 2008. This was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base.

        The net cash flow used by investing activities was $16.7 million for the nine months ended September 30, 2009 compared to the net cash used by investing activities of $82.1 million for the nine months ended September 30, 2008. This decrease from 2008 was primarily a result of decreased investment activity and lower investment repayments in 2009. Net cash flow used in investing activities in 2008 was primarily the result of the payoffs and principal paydowns of our real estate debt investments and corporate loan investments combined with decreased investment activity.

        The net cash flow used by financing activities was $55.3 million for the nine months ended September 30, 2009 compared to $15.3 million of cash provided by financing activities for the nine months ended September 30, 2008. The primary use of cash flow by financing activities was credit facilities repayments and bond repurchases. Net cash flow in provided by financing activity in 2008 was primarily related to the paydown of our bonds, credit facilities, and secured term loan as a result of principal paydowns of our assets.

Contractual Obligations and Commitments

        As of September 30, 2009, we had the following contractual commitments and commercial obligations:

	Payments Due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 Years
Mortgage notes	$850,033	$1,547	$102,312	$173,666	$572,508
Mezzanine loan payable	2,806	63	581	698	1,464
Exchangeable senior notes(1)	128,915	—	68,165	60,750	—
Bonds payable	1,671,795	—	—	—	1,671,795
Secured term loan(2)	428,749	406,550	22,199	—	—
Liability to subsidiary trusts issuing preferred securities	280,133	—	—	—	280,133
Capital leases(3)	16,253	122	974	997	14,160
Operating leases	72,212	1,406	11,211	10,869	48,726
Outstanding unfunded commitments(4)	91,649	82,650	8,999	—	—

Total contractual obligations	$3,542,545	$492,338	$214,441	$246,980	$2,588,786

(1)
$68.2 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require us to repurchase the notes on June 15, 2012.

(2)
The WA and Euronote term loans have initial maturities in October 2009. On October 28, 2009, the Company completed a three-year extension of its WA and Euro term loans and repaid approximately $52.5 million of the outstanding balance.

(3)
Includes interest on the capital leases.

(4)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $91.6 million, of which a minimum of $57.4 million will be funded within our existing term debt transactions. Fundings are categorized by estimated funding period. We expect that our secured credit facility lenders generally will advance a majority of future fundings that are not otherwise funded within our term debt transactions. Based upon currently approved advance rates on our credit and term debt facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining $34.2 million of future funding requirements would be approximately $21.3 million over the next two years.

Off-Balance Sheet Arrangements

Term Debt Issuances

        The terms of the portfolio of real estate securities held by the term debt transactions are structured to be matched with the terms of the non-recourse term debt liabilities. These term debt liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the term debt liabilities when these payments are actually received. There is no refinancing risk associated with the term debt liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. Term debt transactions produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the term debt transaction liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. In two of our term debt transactions we incurred a loss on a security whose issuer filed for bankruptcy. We reviewed the term notes for impairment and determined no impairment existed at September 30, 2009. We continue to receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the term debt transactions, as well as collateral advisory fees and interest income on the unrated income notes of the term debt transactions.

        The following tables describe certain terms of the collateral for and the notes issued by term debt transactions at September 30, 2009:

	Collateral—September 30, 2009				Term Notes—September 30, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)(1)	Outstanding Term Notes(2)	Weighted Average Interest Rate	Stated Maturity
N-Star I(3)	8/21/2003	$284,098	6.59%	4.24	$267,056	6.21%	8/01/2038
N-Star II	7/01/2004	302,937	6.16	5.10	268,241	5.50	6/01/2039
N-Star III	3/10/2005	429,926	5.52	4.13	358,446	4.19	6/01/2040
N-Star V	9/22/2005	605,092	5.41	5.36	456,319	4.42	9/05/2045

Total		$1,622,053	5.79%	4.79	$1,350,062	4.93%

(1)
Based upon initial maturity.

(2)
Includes only notes held by third parties.

(3)
We have an 83.3% interest.

        Any potential losses in our off balance sheet term debt transactions is limited to the amortized cost of our investment of $109.3 million at September 30, 2009.

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

        On August 31, 2009, we redeemed $11.0 million of our equity capital investment in the Securities Fund. At September 30, 2009 and December 31, 2008, our investment in the Securities Fund was $8.9 million and $29.3 million, respectively, representing a 31.2% and 53.1% interest in the Securities Fund, respectively.

        For the three and nine months ended September 30, 2009 and 2008, we recognized equity in earnings of $0.5 million and $0.5 million and equity in losses of $4.9 million and $5.1 million, respectively. We also earned $0.1 million for the three months ended September 30, 2008 and

$0.1 million and $0.4 million in management fees from the Securities Fund for the nine months ended September 30, 2009 and 2008, respectively.

Recent Developments

Dividends

        On October 20, 2009, we declared a cash dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends are payable on November 16, 2009 to the stockholders of record as of the close of business on November 6, 2009.

Wells Fargo Debt Extension

        On October 28, 2009, we entered into the WA Credit Facility with Wachovia Bank, National Association ("Wachovia"). The maturity date of the WA Credit Facility was extended for three years to October 28, 2012 and the WA Credit Facility bears interest at LIBOR plus 3.50%. The WA Credit Facility eliminates all margin call provisions and does not restrict the payment of dividends, subject in both cases to the semi-annual amortization payments described below. The WA Credit Facility also provides for up to $300 million of revolving borrowing capacity as the amount outstanding under the WA Credit Facility is reduced below $300 million, on a dollar-for-dollar basis. The WA Credit Facility eliminates the corporate fixed charge and recourse debt covenants and maintains the liquidity and tangible net worth covenants in the WA Credit Facility. We repaid approximately $52.5 million of the outstanding balance in connection with the WA Credit Facility.

        On October 28, 2009, in connection with the WA Credit Facility, the we entered into a warrant agreement (the "Warrant Agreement") with Wachovia under we issued one million warrants (the "Warrants") to Wachovia to purchase one million shares of our common stock, par value $0.01 per share ("Common Stock"), at a weighted average exercise price of $8.59 per share. 500,000 Warrants are exercisable immediately at a price of $7.50 per share, 250,000 Warrants are exercisable after October 28, 2010 at a price of $8.60 per share and 250,000 Warrants are exercisable after October 28, 2011 at a price of $10.75 per share. The exercise price of the Warrants may be paid in cash or by cashless exercise. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment for dividends paid in common stock, subdivisions or combinations.

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

  •
  an adjustment to reverse the effects of the straight-lining of rents and fair value lease revenue;

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the three and months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Funds from Operations:
Consolidated net income (loss)	$(65,773)	$251,581	$39,427	$450,466
Non-controlling interest in joint ventures	(2,555)	(2,300)	(6,995)	(2,097)

Consolidated net income (loss) before non-controlling interest in operating partnership	(68,328)	249,281	32,432	448,369
Adjustments:
Preferred stock dividends	(5,231)	(5,231)	(15,694)	(15,693)
Depreciation and amortization	3,712	13,566	35,908	33,481
Real estate depreciation and amortization—unconsolidated ventures	247	247	741	742

Funds from Operations	$(69,600)	$257,863	$53,387	$466,899

Adjusted Funds from Operations:
Funds from Operations	$(69,600)	$257,863	$53,387	$466,899
Straight-line rental income, net	(562)	(344)	(1,733)	(1,817)
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(22)	(39)	(79)	(125)
Amortization of equity-based compensation	5,007	5,439	15,471	18,396
Fair value lease revenue	(304)	(809)	(466)	(1,420)
Unrealized (gains)/losses from mark-to-market adjustments	83,351	(233,064)	(15,059)	(409,659)
Unrealized (gains)/losses from mark-to-market adjustments, unconsolidated ventures	1,652	(3,291)	10,145	6,356

Adjusted Funds from Operations	$19,522	$25,755	$61,666	$78,630

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

Return on Average Common Book Equity (including and excluding G&A and one-time items)

		Three Months Ended September 30, 2009	Annualized September 30, 2009(2)	Year Ended December 31, 2008
Adjusted Funds from Operations (AFFO)	[A]	$19,522	$78,088	$90,553
Plus: Fundraising Fees, Debt Issuance Costs and Other		—		7,823

AFFO, excluding Fundraising Fees, Debt Issuance Costs and Other		19,522		98,376
Plus: General & Administrative Expenses		15,721		74,859
Less: Equity-Based Compensation and straight line rent included in G&A		5,007		24,672
Less: Bad Debt Expense included in G&A		—		—

AFFO, excluding G&A	[B]	30,236	120,944	148,563
Average Common Book Equity & Operating Partnership Non-Controlling Interest(1)	[C]	$1,322,541		$887,515
Return on Average Common Book Equity (including G&A)	[A]/[C]	5.9%		10.2%
Return on Average Common Book Equity (excluding G&A)	[B]/[C]	9.1%		16.7%

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of September 30, 2009, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $30.9 million offset by an increase in our interest expense of approximately $21.6 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. At September 30, 2009, our counterparties hold approximately $26.5 million of cash margin as collateral against our swap contracts.

        In January 2008, we elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. As a result, the changes in fair value of these financial instruments are now recorded in earnings and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended September 30, 2009 and 2008, we recorded, in earnings, a mark-to-market unrealized loss of $22.4 million and $1.8 million, respectively, for the non-qualifying interest rate swaps. For each of the three months ended September 30, 2009 and 2008, we recorded a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps. For the nine months ended September 30, 2009 and 2008, we recorded, in earnings, a mark-to-market unrealized loss of $3.6 million and $8.3 million, respectively, for the non-qualifying interest rate swaps. For the nine months ended September 30, 2009 and 2008, we recorded a $4.2 million and $4.1 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following table summarizes the notional amounts and fair (carrying) values of our derivative financial instruments as of September 30, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps and basis swaps
As of September 30, 2009	34	$1,487,857	$(77,099)	0.35% - 5.63%	October 2009 - August 2018

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
10.13	Note Purchase Agreement, dated as of March 29, 2007, between NRF–Reindeer Ltd., as seller, and Wachovia Bank, N.A., as purchaser
10.14
Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed May 29, 2007)
10.15
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.16
Indenture dated as of June 18, 2007, between NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
10.17
Master Repurchase Agreement, dated as of August 8, 2007, by and among NRFC JP Holdings, LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.56 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

Exhibit Number	Description of Exhibit
10.18	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.19
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.20
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.21
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Richard J. McCready (incorporated by reference to Exhibit 99.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.22
Credit Agreement, dated as of November 6, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XII, LLC, as borrowers, NorthStar Realty Finance Corp. and NorthStar Realty Finance L.P., as guarantors, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.23
Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.54 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.24
First Amendment to Note Purchase Agreement, dated as of November 6, 2007, by and among NRF-Reindeer Ltd., as seller, NorthStar Realty Finance Corp., as guarantor, and Wachovia Bank, N.A., as purchaser, and consented and agreed to by NRFC Luxembourg Holdings I S.Á R.L., as pledgor
10.25
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
10.26
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)
10.27
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.28
Amendment No. 1 to Master Repurchase Agreement, dated as of October 7, 2008, by and among NRFC JP Holdings, LLC, and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

Exhibit Number	Description of Exhibit
10.29	Amended and Restated Guarantee Agreement, dated as of October 7, 2008, made by NorthStar Realty Finance Corp., in favor of JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)
10.30
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Albert Tylis (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed July 27, 2009)
10.31	NorthStar Realty Finance Corp. Executive Incentive Bonus Plan
10.32	Form of Award Agreement (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on September 11, 2009)
10.33
First Amended and Restated Credit Agreement, dated as of October 28, 2009, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC and NRFC WA Holdings XII, LLC, as borrowers, NorthStar Realty Finance Corp., and NorthStar Realty Finance L.P., as guarantors, the lenders party thereto, and Wachovia Bank, National Association, as administrative agent
10.34
First Amended and Restated Guaranty Agreement, dated as of October 28, 2009, by NorthStar Realty Finance Corp., NorthStar Realty Finance L.P., and Wachovia Bank, National Association, as administrative agent
10.35
Second Amendment to Note Purchase Agreement and Repurchase Documents, dated as of October 28, 2009, by and among NRF-Reindeer Ltd., as seller, NorthStar Realty Finance Corp., as guarantor and Wachovia Bank, N.A., as purchaser, and consented and agreed to by NRFC Luxembourg Holdings I S.Á R.L. and NRFC Sub-REIT Corp., as pledgor
10.36	Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association
10.37	Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association
10.38	Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association
31.1	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

NORTHSTAR REALTY FINANCE CORP.
Date: November 5, 2009	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer