Form 10-K
period 2009-12-31
NORTHSTAR REALTY
filed 2010-02-26
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32330

NorthStar Realty Finance Corp.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	11-3707493 (I.R.S. Employer Identification No.)
399 Park Avenue, 18th Floor New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

(212) 547-2600
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value 8.75% Series A Cumulative Redeemable Preferred Stock, $0.01 par value 8.25% Series B Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, was $193,490,533. As of February 24, 2010, the registrant had issued and outstanding 75,103,691 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement for the registrant's 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ending December 31, 2009, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in this Annual Report on Form 10-K beginning on page 13. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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

        We rely on the normal functioning of credit and equity markets to finance and grow our business. The current worldwide economic and financial crisis, which began in 2007 with increasing credit issues in U.S. sub-prime residential mortgage loans, has resulted in severe credit and liquidity issues throughout the worldwide financial system, a global economic recession, the failure of several financial institutions and several multinational financial institutions requiring governmental assistance to remain in business. Global deleveraging by financial institutions and economic contraction has greatly reduced the availability of capital for many businesses, including those involved in the commercial real estate sector. As a result, most businesses focused on the commercial real estate sector have significantly reduced new investment activity until the macroeconomic outlook becomes clearer and market liquidity increases. It is unclear whether government programs will accelerate the return of debt capital into the real estate sector. In this environment we are focused on actively managing portfolio credit to preserve capital, generating and recycling liquidity from existing assets, reducing leverage by purchasing our issued debt at discounts to par and seeking access to investment capital through channels other than the public capital markets.

        The following describes the major commercial asset classes in which we have invested and which we continue to actively manage to maximize value and to preserve our capital through this difficult business environment. Beginning in the second half of 2007 and continuing throughout 2009, we significantly reduced new investment activity in these businesses, which was generally limited to a level supported by recycled capital from repayments and asset sales. For financial information regarding our reportable segments, see Note 20, Segment Reporting, in our accompanying Consolidated Financial Statements for the year ended December 31, 2009.

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

        We have built a franchise with a reputation for providing capital to high quality real estate investors who want a responsive and flexible balance sheet lender. Given that we are a lender who does not generally seek to sell or syndicate the full amount of the loans we originate, we are able to maintain flexibility in how we structure loans that meet the unique needs of our borrowers. For example, we can make a loan to a borrower that provides for an increase in loan proceeds over the loan term if the borrower increases the value of the collateral property. Typical commercial mortgage-backed securities, or CMBS, and other conduit securitization lenders generally could not provide these types of loans because of constraints within their funding structures and because they usually originated loans with the intent to sell them to third parties and relinquish control. Additionally, our centralized investment organization has enabled senior management to review potential new loans early in the origination process which, unlike many large institutional lenders with several levels of approval required to commit to a loan, allowed us to respond quickly and provided a high degree of certainty to our borrowers that we would close a loan on terms substantially similar to those initially proposed. We believe that this level of service has enhanced our reputation in the marketplace. In addition, the early and active role of senior management in our investment process has been key to our strong credit track record and ability to be responsive to changing market conditions. As of December 31, 2009, our average funded loan size was $19.8 million and we managed 102 separate commercial real estate loans totaling $1.9 billion.

        The collateral underlying our real estate debt investments generally consists of income-producing real estate assets, properties that require some capital investment to increase cash flows, or assets undergoing repositionings or conversions, and may involve vertical construction or unimproved land. We seek to make real estate debt investments that offer the most attractive risk-adjusted returns and evaluate the risk based upon our underwriting criteria, sponsorship and the pricing of comparable investments. We have accessed the asset-backed markets to match-fund our real estate debt investments with non-recourse, term debt liabilities which were structured as collateralized debt obligations, or CDOs, and sold under the N-Star brand. These CDO transactions are flexible financing structures that have typically permitted us to re-invest proceeds from asset repayments for a five-year period after issuance with no repayment of the term debt, subject to certain criteria; thereafter, the CDO is repaid when the underlying assets pay off. In addition to these CDO financings we have utilized secured term financings and credit facilities to finance real estate debt investments.

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

  Investment Process for Real Estate Debt

        We have employed a standardized investment and underwriting process that focuses on a number of factors in order to ensure each investment is being evaluated appropriately, including: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of the underlying real estate collateral, including tenant rosters, lease terms, zoning, operating costs and the asset's overall competitive position in its market: (iii) real estate market factors that may influence the economic performance of the collateral; (iv) the operating expertise and financial strength of the sponsor or borrower; (v) real estate and leasing market conditions affecting the asset; (vi) the cash flow in place and projected to be in place over the term of the loan; (vii) the appropriateness of estimated costs associated with rehabilitation or new construction; (viii) a valuation of the property, our investment basis relative to its value and the ability to liquidate an investment through a sale or refinancing of the underlying asset; (ix) review of third-party reports including appraisals, engineering and environmental reports; (x) physical inspections of properties and markets; and (xi) the overall structure of the investment and the lenders' rights.

        We may originate and structure debt investments directly with borrowers or may acquire loans from third parties. In the past we emphasized direct origination of our debt investments because this allows us a greater degree of control in loan structuring and in potential future loan modification or restructuring negotiations, provides us the opportunity to create subordinate interests in the loan, if desired, that meet our risk-return objectives, allows us to maintain a more direct relationship with our borrowers and provides an opportunity for us to earn origination and other fees. We believe that the continued lack of available debt capital for commercial real estate and poor economic conditions may present opportunities to obtain attractive terms from both new directly-originated loans and from pre-existing loans acquired from third-party originators, who may be motivated to sell due to liquidity needs or who are exiting the business.

        At December 31, 2009 we held the following real estate debt investments (dollars in thousands):

December 31, 2009	Carrying Value(1)(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,014,028	52.3%	%	2.70%%	52
Whole loans, fixed rate	62,371	3.2	6.89%		7
Subordinate mortgage interests, floating rate	193,275	10.0		2.69%	11
Subordinate mortgage interests, fixed rate	24,722	1.3	7.25%		2
Mezzanine loans, floating rate	538,173	27.8		3.35%	20
Mezzanine loan, fixed rate	90,558	4.7	8.89%		7
Other loans—floating	8,610	0.4		2.24%	2
Other loans—fixed	5,354	0.3	5.53%		1

Total/Weighted average	$1,937,091	100.0%	7.90%	2.90%	102

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three commercial real estate CDO financings and the balance is financed under other borrowing facilities or unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $80.0 million related to these investments. The Company expects that a minimum of $51.9 million of these future fundings will be funded within the Company's existing CDO financings and require no additional capital from the Company. Based upon currently approved advance rates on the Company's credit and CDO facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding; the Company's equity requirement on the remaining $28.1 million of future funding requirements would be approximately $9.1 million.

(2)
Includes $0.6 million of real estate debt investments, held for sale.

        The following charts display our loan portfolio by collateral type and by geographic location:

Loan Portfolio by Collateral Type	Loan Portfolio by Geographic Location

Real Estate Securities

  Overview

        Our real estate securities business has historically invested in, created and managed portfolios of commercial real estate debt securities, which we have financed by raising third-party capital in transactions structured as CDOs. These securities include CMBS, debt obligations of REITs, mortgage loans backed by credit-rated tenants (CTL transactions) and term debt transactions backed primarily by commercial real estate securities (CRE CDOs). Substantially all of our securities investments have explicit credit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies (Moody's Investors Service, Standard & Poor's and Fitch Ratings, generally referred to as rating agencies), and were typically rated investment grade at the time of purchase. In addition to these securities, our CDOs may also invest in bank loans to REITs and real estate operating companies, real estate whole loans, or subordinate debt investments such as B-Notes and mezzanine loans.

        We seek to mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in generally carry similar credit ratings and reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. While the expected yield on our securities investments is sensitive to the performance of the underlying assets, the more subordinated securities, in the case of CMBS, and the issuer's underlying equity, in the case of REIT securities, are designed to bear the first risk of default and loss. In addition to diversification by issuer and security within our CDOs, the underlying real estate portfolios represented by each such security are further diversified by number of properties, property type, geographic location, and tenant composition. We further seek to minimize credit risk by monitoring the real estate securities portfolios of our term debt issuances and the underlying credit quality of their holdings.

        The average rating of our securities investments was BB/Ba2 as of December 31, 2009. In addition, our securities portfolio had an average investment size of approximately $3.5 million as of December 31, 2009.

  Our Real Estate Securities Investments

        The various types of securities backed by real estate assets that we invest in, including CMBS, fixed income securities issued by REITs and real estate term debt transactions, are described in more detail below.

        CMBS.    CMBS, or commercial mortgage-backed securities, are securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a multifamily or commercial use and located in the United States. Underlying property types include regional malls, neighborhood shopping centers, office buildings, industrial or warehouse properties, hotels, apartment buildings, self-storage, and healthcare facilities. Loan collateral is held in a trust that issues securities in the form of fixed and floating-rate notes secured by the cash flows from the underlying loans. The securities issued by the trust have varying levels of priority in the allocation of cash flows from the pooled loans and are rated by one or more of the rating agencies. These ratings reflect the risk characteristics of each class of CMBS and range from "AAA" to "C". Any losses realized on defaulted loans are first absorbed by any non-rated classes, with losses then allocated in reverse sequential order to the most junior, lowest-rated bond classes. Typically, all principal received on the loans is allocated first to the most senior outstanding class of bonds and then to the next class in order of seniority.

        REIT Fixed Income Securities:    Substantially all of our long-term investments in REIT fixed income securities consist of non-amortizing senior unsecured notes issued by REITs. REITs own a variety of property types with a large number of companies focused on the office, retail, multifamily, industrial, healthcare and hotel sectors. In addition, several REITs focus on the ownership of self-storage properties and triple-net lease properties. Certain REITs are more diversified in nature, owning properties across various asset classes. REIT senior unsecured notes typically incorporate protective financial covenants and have credit ratings issued by one or more rating agencies. We may also invest in junior unsecured debt, preferred equity or common equity of REITs.

        Commercial Real Estate Term Debt Transactions:    Commercial real estate term debt transactions (also referred to as CRE collateralized debt obligations or CRE CDO's) are debt obligations typically collateralized by a combination of CMBS and REIT unsecured debt. CRE CDOs may also include real estate whole loans, B-notes and other asset-backed securities as part of their underlying collateral. These assets are held within a special-purpose vehicle that issues rated liabilities and equity in private securities offerings. We have used the CRE CDO markets to finance a majority of our real estate loans and securities investments.

  Underwriting Process for Real Estate Securities

        Our underwriting process for real estate securities is focused on evaluating both the real estate risk of the underlying assets and the structural protections available to the particular class of securities in which we are investing. We believe that even when a security such as a CMBS or a REIT bond is backed by a diverse pool of properties, risk cannot be evaluated purely by statistical or quantitative means. Properties backing loans with identical debt service coverage ratios or loan-to-value ratios can have very different risk characteristics depending on their age, location, lease structure and physical condition. Our underwriting process seeks to identify those factors that may lead to an increase or decrease in credit quality over time.

        When evaluating a CMBS pool backed by a large number of loans, we combine real estate analysis on individual loans with stress testing of the portfolio under various sets of default and loss assumptions. First, we identify a sample of loans in the pool which are subject to individual analysis. This sample typically includes the largest 10 to 15 loans in the pool, as well as loans selected for higher risk characteristics such as low debt service coverage ratios, properties located in weaker markets, or properties that exhibit greater cash flow volatility such as hotels. We also review a random sample of small to medium sized loans in the pool. The loans in the sample are typically analyzed based on available information underwriter reports, servicer reports and third-party information providers, as well as any additional market or property level information that we are able to obtain. Each loan in the sample is assigned a risk rating, which affects the default assumption for that loan in our stress test. A loan with the lowest risk rating is assumed to default and suffer a loss whereas loans with better risk ratings are assigned a lower probability of default. The stress tests we run allow us to determine whether the bond class in which we are investing would suffer a loss under the stressed assumptions.

        REIT securities are evaluated based on the quality, type and location of the property portfolio, the capital structure and financial ratios of the company, and management's track record, operating expertise and strategy. We also evaluate the REIT's debt covenants. Our investment decisions are based on the REIT's ability to withstand financial stress, as well as more subjective criteria related to the quality of management and of the property portfolio.

        At December 31, 2009, we held the following real estate security investments:

December 31, 2009	Carrying Value	Estimated Fair Value
CMBS	$507,895	$249,583
N-Star CDO notes	51,731	5,875
Third party CDO notes	25,646	9,515
REIT debt	29,036	30,580
N-Star CDO equity	72,926	31,928
Trust preferred securities	15,000	8,739

Total	$702,234	$336,220

        The first four CDO financing transactions in our securities business were accounted for as off-balance sheet financings. This means that rather than consolidate the assets and investment grade notes we sold on our balance sheet we account for our equity in the financing as an available for sale security. For example, if we financed $100 of assets by issuing $80 of CDO notes, we would show our interest as a $20 available for sale security on our balance sheet. N-Star VII, our fifth securities CDO financing, is accounted for as an on-balance sheet financing.

        A summary of the collateral and CDO notes for our off-balance sheet CDO financings at December 31, 2009 is provided below.

	Collateral—December 31, 2009				Term Notes—December 31, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/09	Stated Maturity
N-Star I(2)	8/21/03	$282,846	6.59%	4.26	$266,389	5.84%	8/01/2038
N-Star II	7/01/04	302,937	6.16	5.10	264,795	5.45	6/01/2039
N-Star III	3/10/05	438,714	5.58	3.96	353,086	4.02	6/01/2040
N-Star V	9/22/05	618,508	5.36	6.63	456,319	4.41	9/05/2045

Total		$1,643,005	5.78%	5.23	$1,340,589	4.80%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        In June 2009, the Financial Accounting Standards Board ("FASB") amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires an analysis of quantitative rather than qualitative factors to determine the primary beneficiary of a VIE. The guidance requires an entity to consolidate a VIE if (i) it has the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The pronouncement is effective for fiscal years beginning after November 15, 2009. As a result of the implementation of this pronouncement, we will consolidate four of our off balance sheet CDO financings. At December 31, 2009, the par value of the assets and liabilities of the four off-balance sheet CDO financings that will be consolidated is approximately $1.64 billion and $1.34 billion, respectively. We have elected the fair value option of accounting for the assets and liabilities of these entities upon consolidation. We are in the process of determining the fair market value of the CDO financings assets and liabilities that will be consolidated upon implementation of this pronouncement.

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

        During 2009 we made no new net lease investments because opportunities in commercial real estate fixed income securities and repurchases of our debt were more attractive. Also, our increased cost of capital relative to prior years continues to make investing in net lease assets uneconomical. Our primary focus in this area during 2009 was to actively manage our existing asset base and to find opportunities to generate liquidity and to recycle capital. Based on current capital markets and economic conditions we do not expect new net lease investing to be a material part of our business going forward.

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

  Healthcare Net Lease

        We own and manage a portfolio of healthcare net lease assets, a majority of which are assisted living facilities with the remainder comprised of skilled nursing facilities, a medical campus and a medical office building. Healthcare real estate has typically attracted less capital than more traditional commercial real estate such as office and industrial properties due to the more complex operating issues associated with the business, such as public and private sources of revenue and the federal, state and local regulatory environment. We initially entered the healthcare net lease business through a joint venture, and in 2009 acquired our partner's interest and hired a senior management team that was formerly employed by our partner who also managed the assets. Our management team has significant experience investing in a wide variety of healthcare properties, ranging from low-acuity assisted living facilities to higher-acuity skilled nursing facilities. We have historically sought out opportunities to acquire individual assets or portfolios of assets from local or regionally-focused owner/operators with established track records and in markets where barriers to entry exist. The assets typically have been purchased from and leased back to private operators under long-term net leases. We believe that our management team that is focused on this sector provides us a competitive advantage because of its extensive relationships in the industry and its knowledge of and experience in operating, owning and lending to healthcare-related assets. On December 7, 2009 we filed a registration statement with the Securities and Exchange Commission, or SEC, to take a substantial portion of our healthcare real estate business public in a newly-formed REIT called NorthStar Healthcare Investors, Inc. An affiliate of NorthStar intends to be the manager of this company and we believe that, if successful, an IPO would enable this business to access capital at a lower cost than can be currently raised by our company.

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

  Our Net Lease Investments

        At December 31, 2009, we held the following net lease investments (dollars in thousands):

Type of Property	Number of Properties	Carrying Value	Percentage of Aggregate Carrying Value
Healthcare	100	$604,633	60.3
Office	14	261,796	26.1
Retail	12	54,946	5.5
Investment in unconsolidated joint venture-office/flex(1)	3	23,880	2.4
Office/Flex	1	30,510	3.0
Distribution center	1	23,632	2.4
Retail/Office	1	3,385	0.3

Total	132	$1,002,782	100.0

(1)
Our investment in the unconsolidated net lease joint venture is $6.9 million.

NRF Capital Markets

        In 2009, we began building a wholesale broker-dealer in Denver, CO, NRF Capital Markets, to raise capital for newly-formed companies sponsored by us and having investment strategies focused on the commercial real estate sector. Initially, we intend to enter into selling agreements with independent retail brokerage networks in order to raise equity capital for these new businesses. We are currently raising equity capital for NorthStar Income Opportunity REIT I, Inc. via a private placement, and have filed a registration statement with the SEC for NorthStar Real Estate Income Trust, Inc. Both companies intend to invest primarily in commercial real estate debt and fixed income securities.

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

        We closely monitor our net lease assets to ensure, among other things, the tenants are complying with the terms of their respective leases, and seek to enter into renewal discussions with tenants well in advance of lease expirations. We also physically inspect these assets regularly so that we can ensure that the tenants are maintaining the assets as required.

        Poor economic conditions and scarcity of new debt capital have negatively impacted commercial real estate cash flows, valuations and real estate investors' ability to refinance properties when existing debt is due. The commercial real estate industry may experience increasing stress and decreasing credit quality the longer these conditions continue. We expect that a majority of our efforts in 2010 will be spent in portfolio management activities.

Business Strategy

        Our long-term primary objectives are to make real estate-related investments that increase our franchise value, produce attractive risk-adjusted returns and generate predictable cash flow for distribution to our stockholders. The current global economic recession and financial crisis has required us to focus on preserving capital and managing liquidity. Like most finance companies, we cannot currently raise large amounts of corporate equity capital at attractive levels and we are observing continued weakening performance levels in our asset base due to poor economic and employment conditions and lack of capital for commercial real estate. We believe that we have created a franchise that derives a competitive advantage from the combination of our real estate, credit underwriting and capital markets expertise, which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We hope that our reputation in the marketplace will enable us to be early in raising corporate capital when market conditions improve. We will also seek to conduct certain new investment activities, where possible, in managed vehicles using equity capital raised primarily from sources other than from our balance sheet. If we are successful in raising these managed vehicles, we believe that these structures could provide a higher return on our invested equity capital due to the management and incentive fees that may be generated, and would broaden our sources of capital so that we would be less reliant on the public equity markets to grow our business.

        We believe that our complementary core businesses provide us with the following synergies that enhance our competitive position:

        Sourcing Investments.    CMBS, purchased real estate debt and net leased properties are often sourced from the same originators. In addition, we can offer a single source of financing by purchasing or originating a rated senior interest for our real estate securities portfolio and an unrated junior interest for our real estate debt portfolio.

        Credit Analysis.    Real estate debt interests are usually marketed to investors prior to the issuance of CMBS backed by rated senior interests secured by the same property. By participating in both sectors, we can utilize our underwriting resources more efficiently and enhance our ability to underwrite the securitized debt.

        Flexible Asset-Backed and Secured Term Financing.    We believe our experience and reputation as an issuer and manager in the asset-backed debt markets, our credit track record and our relationships with major money-center banks should provide us preferential access to match-funded financing for our real estate securities, real estate debt and net lease investments. Match funded debt capital is currently very difficult to obtain. The asset-backed markets for commercial real estate remain closed for most types of real estate loans and banks and life companies are currently working to deleverage their balance sheets and therefore are not making significant new lending commitments. Our current strategy has been to use our existing flexible financing structures to leverage new investments, or to acquire new investments that generate attractive returns without leverage.

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

Financing Strategy

        We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our IPO in 2004, we have completed preferred and common equity offerings raising approximately $1.0 billion of aggregate net proceeds. We also raised approximately $81.0 million of private capital for our Securities Fund. Additionally, during 2007 and 2008 we issued $252.5 million of unsecured exchangeable senior notes. We have also raised $286.3 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term and relatively few covenants.

        In the past, we have sought to access diverse short and long-term funding sources that enable us to deliver attractive risk-adjusted returns to our shareholders while match-funding our investments to minimize interest rate and maturity risk. This means we financed assets with debt having like-kind interest rate benchmarks (fixed or floating) and similar maturities. Our real estate debt and securities businesses typically used warehouse and secured credit facilities with major financial institutions to initially fund investments until a sufficient pool of assets was accumulated to efficiently execute a CRE CDO transaction. More recently, we have used a term facility with an institutional lender to complement CDO financing to fund our assets on a longer term basis.

        In a CDO financing, rated bonds are issued and backed by pools of securities or loan collateral originated or acquired by us. The bonds are non-recourse and the interest in the collateral is used to service the interest on the rated bonds. After a reinvestment period, which is typically five years, principal from collateral payoffs is used to amortize the notes, so there is no maturity risk. We would sell all of the investment-grade rated CDO bonds, and retain the non-investment grade classes as our "equity" interest in the financing. CDO financings provided low cost financing because the most senior bond classes were rated "AAA/Aaa" by the rating agencies.

        Net lease investments are generally match-funded with non-recourse first mortgage debt representing approximately 75% to 80% of the total value of the investment. We seek to match the term of the financing with the remaining lease term.

        Since mid-2007 and with the exception more recently of the publicly-traded equity REIT stock and bond markets, there has been very little liquidity in the commercial real estate markets due to issues precipitated by the subprime residential lending industry. The CMBS markets, an important source of debt capital for real estate investors, have been virtually shut down. During 2009, credit spreads on high quality CMBS securities significantly decreased compared to 2008 due in part to the Term Asset-Backed Securities Loan Facility, or TALF, program. In addition, three large single-borrower securitizations were completed near the end of 2009 and many experts believe the CMBS markets should continue to slowly heal throughout 2010. Many banks and life companies are beginning to re-assemble commercial real estate lending platforms in anticipation of the CMBS market re-opening. Furthermore, high quality equity REITs that invest directly in real estate were able to access the corporate bond markets at attractive prices in 2009. While we believe that lending conditions will remain difficult through 2010, we also believe that in the future the asset-backed markets will again provide attractive match-funded debt capital. We believe that our credit track record and our reputation with bank lenders and the asset-backed markets could enable us to develop alternative sources of debt financing.

Hedging Strategy

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize the interest rate risks associated with our investing and financing activities. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships.

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

        We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). We have been, and intend to continue to rely on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize, see "Item 1A—Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations."

        Certain of our subsidiaries may apply to be registered investment advisors under the Investment Advisors Act of 1940, or the Investment Advisors Act, and, as such, may also be supervised by the SEC. The Investment Advisors Act requires registered investment advisors to comply with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. Such subsidiaries may also be registered with various states and thus, subject to the oversight and regulation of such states' regulatory agencies.

        We have elected and expect to continue to make an election to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. As a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our taxable income. In addition, we must distribute 100% of our taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on our undistributed income.

        We expect our subsidiary, NRF Capital Markets, to be registered as a broker-dealer in all 50 states. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, or SROs, principally FINRA, that adopt and amend rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

        When NRF Capital Markets becomes a registered broker-dealer, it will be required by federal law to belong to the Securities Investor Protection Corporation, or SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. In anticipation of inadequate SIPC fund levels during the current economic environment, our broker-dealer subsidiary will be required to pay 0.25% of net operating revenues as a special assessment. We expect to begin to accrue to satisfy this special assessment in mid 2010. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

        In addition, as a registered broker-dealer and member of FINRA, NRF Capital Markets will be subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.

        In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Competition

        We have in the past been subject to significant competition in seeking real estate investments. Historically, we have competed with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, private institutional funds, hedge funds, private opportunity funds, investment banking firms, lenders, governmental bodies and other entities. In addition, there are other REITs with asset investment objectives similar to ours and others may be organized in the future. Some of these competitors, including larger REITs, have substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

        Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Employees

        As of December 31, 2009, NorthStar had 54 employees. Management believes that a major strength of NorthStar is the quality and dedication of our people. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees.

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

        Our internet address is www.nrfc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC, as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our Board of Directors. Within the time period required by the rules of the SEC and the New York Stock Exchange, or NYSE, we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

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

 Risks Related to Our Businesses

The commercial real estate finance industry has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions in the United States generally.

        U.S. macroeconomic, financial and real estate sector conditions have remained poor since 2007, when the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets. The resulting virtual shutdown of the credit and equity markets pushed the U.S. economy into recession, with the unemployment rate increasing from a low of 4.4% in 2007 to 10.0% at December 31, 2009. Several major financial institutions failed or had to be rescued in 2008, and 140 banks failed in 2009. The global markets have been characterized by substantially increased volatility and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries, including our industry, and in the broader markets.

        The resulting economic conditions and the difficulties currently being experienced in the commercial real estate finance industry have increased pressure on our stock price and adversely affected our business model, financial condition, results of operations and our prospects for future growth. We do not expect that the difficult conditions in the financial markets are likely to improve meaningfully in the near future. A worsening of these conditions would likely exacerbate the adverse effects that the current market environment has had on us, on others in the commercial real estate finance industry and on commercial real estate generally.

Liquidity is essential to our businesses and we rely on outside sources of capital that have been severely impacted by the current economic environment.

        We require significant outside capital to fund our businesses. Our businesses have been and will continue to be adversely affected by disruptions in the capital markets, including the lack of access to capital or prohibitively high costs of obtaining capital. A primary source of liquidity for us has been the equity and debt capital markets, including issuances of common equity, preferred equity, trust preferred securities and convertible senior notes. With capital market conditions negatively impacted by the current global economic crisis, companies in the real estate industry, including us, are currently experiencing an unprecedented lack of capital sources. Additionally, nearly all financial industry participants, including commercial real estate lenders and investors with "legacy" assets, continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. We do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our businesses and our ability to operate will be severely impacted. For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

        We also depend on external sources of capital because the Internal Revenue Code of 1986, as amended, requires that a REIT distribute 90% of its taxable income to its shareholders, including taxable income where we do not receive corresponding cash. We intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Code.

The WA Secured Term Loan that we use to finance our investments may require us to pay down a portion of the funds advanced, which could significantly impact our liquidity position.

        We have used credit facilities to finance some of our investments. Although our secured credit facility with Wells Fargo, or the WA Secured Term Loan, which is our primary credit facility, is not subject to margin calls based on credit spread widening, if the commercial real estate loans pledged by us suffer uncured collateral defaults, we will be required by Wells Fargo to pay down a portion of the funds advanced. In a difficult economic environment, we would generally expect performance of the commercial real estate loans that serve as collateral for our WA Secured Term Loan to decline, resulting in a higher likelihood that Wells Fargo would require partial repayment from us, which could be substantial. Additionally, the WA Secured Term Loan requires $15 million semi-annual amortization payments irrespective of collateral performance. Posting additional collateral to support our WA Secured Term Loan could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, Wells Fargo can accelerate our indebtedness and foreclose upon the assets securing the WA Secured Term Loan, which could have a material adverse effect on our business and operations.

Wells Fargo may choose to not fund future commitments.

        Our business plan and liquidity projections assume that Wells Fargo will fund a certain portion of our future funding obligations under the WA Secured Term Loan to borrowers under our commercial real estate loans. At December 31, 2009, we expected this amount to be $19.0 million. Nonetheless, Wells Fargo retains discretion over its obligation to fund such future funding commitments under our commercial real estate loans. As a result, we may be required to fund future commitments with existing liquidity, which could have a significant impact on our liquidity position. If we are unable to meet future funding commitments, our borrowers may take legal action against us, which could have a material adverse effect on us.

The WA Secured Term Loan contains restrictive covenants relating to our operations.

        The WA Secured Term Loan contains covenants that, among other things, limit the amount of leverage that we may employ, require that we maintain certain interest coverage ratios, require certain minimum tangible net worth, and require that we maintain a certain amount of liquidity. At December 31, 2009, we were in compliance with all debt covenants under our borrowings. However, if economic conditions remain difficult or weaken and capital for commercial real estate remains scarce, we expect credit quality in our assets and across the commercial real estate sector to weaken. While we have devoted a majority of our resources to managing our existing asset base, a continued weak economic environment will make maintaining compliance with the WA Secured Term Loan's covenants more difficult. If we are not in compliance with any of our covenants, there can be no assurance that Wells Fargo would waive such non-compliance in the future and any such non-compliance could lead to an event of default and could have a material adverse effect on us.

If we are unable to extend or renew the WA Secured Term Loan, our results of operations, financial condition and business could be significantly harmed.

        The WA Secured Term Loan, which had $332.1 million outstanding as of December 31, 2009 and is fully recourse to us, matures in October 2012. If we are unable to extend or renew the WA Secured Term Loan in 2012, our results of operations, financial condition and business could be significantly harmed. If we fail to extend or renew the WA Secured Term Loan we may be required to repay the facility in full, which we may be unable to do.

Our WA Secured Term Loan and exchangeable senior notes are recourse obligations to us.

        As of December 31, 2009, the amount outstanding under our WA Secured Term Loan was $332.1 million and the amount outstanding under our exchangeable senior notes was $126.0 million. These amounts are full recourse obligations of the company. If we are not able to extend, refinance or, in the case of the exchangeable senior notes, repurchase the indebtedness, we may not have the ability to repay these amounts when they come due. Our inability to repay any of this indebtedness could cause the acceleration of the indebtedness, which would have a material adverse effect on our business.

Our WA Secured Term Loan and exchangeable senior notes contain cross-default provisions.

        Our WA Secured Term Loan and our indentures governing our exchangeable senior notes contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of indebtedness under other agreements. If a cross-default were to occur, we may not be able to pay our debts or access capital from external sources in order to refinance our debts. If some or all of our debt obligations default and it causes a default under other indebtedness, our business, financial condition and results of operations could be materially and adversely affected.

In addition to risks associated with the United States economy generally, we are subject to risks associated with economic conditions in Germany with respect to one of our loans which is financed on our WA Secured Term Loan.

        We own a €72.5 million participation in a mezzanine loan that is collateralized by a German retail portfolio that is net leased to a single tenant that has filed for bankruptcy in Germany, or the German Loan. Accordingly, economic conditions in Germany could have a direct impact on the German Loan. The German Loan is also pledged as collateral for our WA Secured Term Loan. There are ongoing negotiations relating to a restructuring of the German Loan; however, there can be no assurance that the restructuring will be successful and that the German Loan will not default in the future. As with all of the loans that serve as collateral for our WA Secured Term Loan, if a default on the German Loan went uncured, we could be required by Wells Fargo to pay down all or a portion of the funds advanced against the German Loan. If we do not have sufficient liquidity to meet such requirements, Wells Fargo can accelerate our indebtedness and foreclose upon the assets securing the WA Secured Term Loan, which could have a material adverse effect on our business and operations.

Our CDOs have certain coverage tests that are required to be met in order for payments to be made to our subordinate bonds and equity notes. Failing coverage tests could significantly impact our cash flow and overall liquidity position.

        Our CDOs generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests and are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of, and interest on, the subordinate classes of bonds in the CDOs. Uncured defaults on commercial real estate loans and rating agency downgrades on commercial real estate securities are the primary causes for decreases in the OC and IC ratios. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. Additionally, we may elect to buy assets out of our CDOs in order to preserve cash flow, which could have a significant impact on our liquidity. As of December 31, 2009 we are in compliance with all of the OC and IC tests in our CDOs. Nonetheless, we expect that continued weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in the future. Our failure to satisfy the coverage tests could adversely affect our operating results, liquidity and cash flows.

The reinvestment period for certain of our CDOs will expire in 2010.

        The reinvestment periods, which allow us to reinvest principal payments on the underlying assets into qualifying replacement collateral, for our N-Star Real Estate CDO III, N-Star REL CDO IV and N-Star Real Estate CDO V, will expire in April 2010, July 2010 and September 2010, respectively. The CDO notes have a stated maturity in April 2040, July 2040 and September 2045, respectively, although the actual life of the notes are expected to be substantially shorter. Since we will be unable to reinvest principal in these CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO. Additionally, our ability to reinvest has been instrumental in maintaining OC and IC ratios. Following the conclusion of the reinvestment period in a CDO, our ability to maintain the OC and IC ratios will be negatively impacted.

We retain the subordinate classes of bonds and equity notes in the CDOs that we have issued, which entails certain risks, including that subordinate classes of bonds and equity notes in the CDOs receive distributions only if the CDO generates enough income to pay all of the other bond classes.

        The subordinate classes of bonds and equity notes that we retain in the CDOs that we have issued represent leveraged investments in the underlying assets. Various classes of securities participate in the income stream in CDOs and distributions on subordinate classes of bonds and equity notes are generally made only after payment of interest on, and principal of, the senior bond classes. Although generally there is no interest or principal due on the equity notes, distributions may be made to holders of the subordinate classes of bonds and equity notes on each payment date after all of the other required payments are made on each payment date. There will be little or no income available to the subordinate classes of bonds and equity notes if there are defaults by the obligors under the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDO could decrease quickly and substantially. There can be no assurance that after making required payments on the senior bond classes there will be any remaining funds available to pay us. Accordingly, our subordinate classes of bonds and equity notes may not be paid in full and we may be subject to a loss of all of our interest in the event that payments are not made on the underlying assets or losses are incurred with respect to the underlying assets, which could have a material adverse effect on us.

A payment default on bonds underlying one of our CDOs could have a compounding affect on our other CDOs.

        Certain of our CDOs have invested in bonds issued by other CDOs that we created and manage. Such investments expose us to increased risk, as potential defaults in any particular CDO would also affect other CDOs that own bonds in the CDO that experiences defaults. Defaults across certain of our CDOs could, therefore, have a material impact on the cash flow of other CDOs that we own that may not have otherwise had such an impact.

We are unable to complete additional CDOs due to the collapse of the credit markets and the severe economic recession.

        We historically accessed the asset-backed markets to match-fund our real estate debt investments with non-recourse, term debt liabilities which were structured as CDOs and sold under the N-Star brand. Due to the collapse of the credit markets and the severe economic recession, and the resulting investor concerns surrounding the real estate markets and the asset-backed markets generally, among other things, there is currently no liquidity available through the issuance of new CDOs. Issuing CDOs was a critical part of our overall business plan and we currently believe that CDOs will not be available for the foreseeable future, if ever.

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

Loan restructurings may reduce our net interest income.

        As a result of current adverse economic conditions and difficult conditions that persist in the commercial real estate market, we continue to restructure loans. In order to preserve long-term value, we are often required to lower the interest rate on our loans in connection with a restructuring, which ultimately reduces our net interest income. We expect loan restructurings where we reduce interest rates to continue, which will have an adverse impact on our net interest margin.

Our borrowers are increasingly unable to achieve their business plans due to the economic environment and strain on commercial real estate, which has caused stress in our commercial real estate loan portfolio.

        Many of our commercial real estate loans were made to borrowers who had a business plan to improve the collateral property. The current economic environment has created a number of obstacles to borrowers attempting to achieve their business plans, including lower occupancy rates and lower lease rates across all property types, which continues to be exacerbated by high unemployment and overall financial uncertainty. If borrowers are unable achieve their business plans, the related commercial real estate loans could go into default and severely impact our operating results and cash flows.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given the transitional nature of many of our commercial real estate loans, we required borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows were projected to increase sufficiently to cover debt service costs. We also generally required the borrower to replenish reserves if they became deficient due to underperformance or if the borrower wanted to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying commercial real estate loans will likely decrease in the current economic environment, making it more difficult for borrowers to meet their payment obligations to us. In fact, many of our borrowers may only be meeting their obligations to us because of the reserves we set up at the outset of our loans. We expect that in the future many of the reserves will run out and some of our borrowers will have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

Our mortgage loans, mezzanine loans, participation interests in mortgage and mezzanine loans, real estate securities and preferred equity investments have been and may continue to be adversely affected by widening credit spreads, and if spreads continue to widen, the value of our loan and securities portfolios would decline further.

        Our investments in commercial real estate loans and real estate securities are subject to changes in credit spreads. When credit spreads widen, which was the case in 2008 and early 2009, the economic value of existing loans decreases. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Although credit spreads tightened in the second half of 2009 and into early 2010, the economic value of our commercial real estate loan portfolio and our real estate securities portfolio has been significantly impacted, and may continue to be significantly impacted, by credit spread widening.

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

        If the decline in the U.S. economy does not stabilize and reverse in 2010, we will likely experience significant increases in loan loss reserves, potential defaults and asset impairment charges in 2010. Borrowers may also be less able to pay principal and interest on loans if the economy does not strengthen and they continue to experience financial stress. Declining real property values also would increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher loan loss reserves. Any sustained period of increased defaults and foreclosures would adversely affect our interest income, financial condition, business prospects and our cash flows.

Loan loss reserves are particularly difficult to estimate in a turbulent economic environment.

        Our loan loss reserves are evaluated on a quarterly basis. Our determination of loan loss reserves requires us to make certain estimates and judgments, which are particularly difficult to determine when commercial real estate credit has been significantly curtailed and commercial real estate transactions have dramatically decreased. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for a refinancing market coming back to commercial real estate in the future and expected market discount rates for varying property types. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

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

  •
  changes in laws that increase operating expenses or limit rents that may be charged;

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

We have and may continue to invest in CMBS, including subordinate securities, which entail certain risks.

        CMBS are generally securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers, and may include, without limitation, CMBS conduit securities, CMBS credit tenant lease securities and CMBS large loan securities. We invest in a variety of CMBS, including CMBS which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans, which began to increase significantly towards the end of 2008 and are expected to continue to increase into 2010. Furthermore, a weakening rental and leasing market generally, including reduced occupancy rates and reduced market rental rates, could reduce cash flow from the loan pools underlying our CMBS investments.

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

The mortgage-backed securities in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

        The value of mortgage-backed securities may change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Mortgage-backed securities are also subject to several risks created through the securitization process. Subordinate mortgage-backed securities are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate mortgage-backed securities will not be fully paid. Subordinate mortgage-backed securities are also subject to greater credit risk than those mortgage-backed securities that are more highly rated.

Interest shortfalls on the CMBS that we own could have an adverse impact on the cash flow in our securities CDOs.

        Our CMBS securities are subject to the risk of interest payment shortfalls on the CMBS that we own. These interest shortfalls may arise from underlying loan defaults, appraisal reductions, special-servicer workout fees, and realized losses on liquidation of foreclosed properties. We attempt to mitigate these losses by purchasing bonds with sufficient credit enhancement to avoid such shortfalls. However, given continuing pressure on commercial real estate occupancy levels and rental rates, there can be no assurance that such interest shortfalls will not continue to increase in the future.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.

        With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificateholder, which is appointed by the holders of the most subordinate class of CMBS in such series. We ordinarily do not have the right to appoint the directing certificateholder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificateholder, take actions that could adversely affect our interests.

The CMBS market has been severely impacted by the current economic turbulence, which has had a negative impact on the CMBS that we own.

        Because the CMBS markets remain virtually closed and other participants in the commercial real estate lending have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets. Property values have also decreased over the past couple of years because of scarcity of financing, which, when it is available, has terms generally at much lower leverage and higher cost than available in prior years. Uncertainty regarding future economic conditions and investors' increased yield requirements has also negatively impacted commercial real estate values. These conditions, together with wide-spread downgrades of CMBS by the rating agencies, significantly higher risk premiums required by investors and uncertainty surrounding commercial real estate generally, have had a negative impact on CMBS and have significantly decreased the value of most of the CMBS that we own from the time we purchased the CMBS, other than, for the most part, CMBS purchased in 2009.

Credit ratings assigned to our investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to our investments will not be downgraded.

        Some of our investments are rated by Moody's Investors Service, Fitch Ratings and/or Standard & Poor's, Inc. The rating agencies have changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Combined with a poor economic outlook, their reviews have resulted in, and are continuing to result in, large amounts of ratings downgrade actions for CMBS, negatively impacting market values of CMBS and in many cases negatively impacting our CDOs. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may impact our CDOs and may have an adverse affect on our financial condition.

Market conditions in 2008 and early 2009, and the risk of continued market deterioration, have caused and may continue to cause uncertainty in valuing our real estate securities.

        The market volatility and the lack of liquidity in 2008 and 2009 has made the valuation process pertaining to certain of our assets extremely difficult, particularly our CMBS assets for which there is limited market activity. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Although the current market environment has improved with some new issuances and increased secondary trading of CMBS, there continues to be uncertainty in the market and trading is limited. Therefore, our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. The amount that we could obtain if we were forced to liquidate our securities portfolio into the current market could be materially different than management's best estimate of fair value.

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

We are named as a defendant in a lawsuit and the adverse resolution of this matter could have a material adverse effect on our financial condition and results of operations.

        One of our net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA ("WaMu"). The tenant vacated the buildings as of March 23, 2009, and the leases (the "WaMu Leases") were disaffirmed by the FDIC. In the third quarter of 2009 the lender, GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender"), foreclosed on the property. On August 10, 2009, the Lender filed a compliant against NRFC NNN Holdings, Inc. ("NNN") and NRFC Sub Investor IV, LLC, which are our subsidiaries, in the Superior Court of the State of California, County of Los Angeles. In the complaint, the Lender alleges, among other things, that the WaMu Loan is a recourse obligation of NNN due to the FDIC's disaffirmance of the WaMu Leases. An adverse resolution of this matter could result in a $42.9 million judgment against us less the value of the property, which would have a material adverse effect on our liquidity and financial condition.

Many of our investments are illiquid, and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.

        Our investments are relatively illiquid. Especially in the current economic environment, we generally do not have the ability to sell properties, securities or commercial real estate loans in response to further changes in economic and other conditions, except at distressed prices. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

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

        We leverage our portfolio through borrowings, generally through the use of bank credit facilities, commercial real estate loans, securitizations, including the issuance of CDOs, and other borrowings, many of which are not currently available to us. The type and percentage of leverage varies depending on our ability to obtain credit facilities and the lender's estimate of the stability of the portfolio's cash flow. However, we do not restrict the amount of indebtedness that we may incur. Our return on our investments and cash available for distribution to our stockholders has been reduced because of the current deteriorating market conditions which have caused the cost of financing to increase relative to the income that can be derived from our assets. Moreover, we may have to incur more recourse indebtedness in order to obtain financing for our business.

Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.

        We may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

  •
  that our co-venturer or partner in an investment could become insolvent or bankrupt;

  •
  that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

  •
  that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

        Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner.

We are subject to risks associated with owning residential land investments in our LandCap joint venture.

        In late 2007, we entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 to form LandCap Partners, which we refer to as LandCap. The venture is currently managed by a third party. LandCap's investment strategy was to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. These investments were expected to generate very little current cash flow and to be held for several years prior to liquidation. We do not expect to provide any new investment capital to LandCap in the future. The venture will continue to manage existing investments and we do not expect the venture to return capital to us for several years.

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

        Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk because we do not hedge our retained equity interest in our floating rate CDOs. If a CDO has floating rate assets, our earnings will generally increase with increases in floating interest rates to the extent such increases do not cause distress for borrowers and our underlying assets are able to provide sufficient cash to pay such higher rates. Conversely, our earnings will generally decrease with declines in floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2009, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $29.5 million offset by an increase in our interest expense of approximately $20.1 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

        In May 2006, we entered the healthcare-related net lease business by forming a joint venture with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets, which we refer to as our Healthcare venture. In 2008, we brought another equity partner, Inland American Real Estate Trust, Inc., or Inland American, into the Healthcare venture by selling a $100 million preferred partnership interest to Inland American, convertible into an approximate 42% interest in the venture. In December 2009, we bought Chain Bridge Capital's interest in the Healthcare venture and retained certain principals of Chain Bridge who have extensive experience owning and investing in senior living facilities, or SNLs, and assisted living facilities, or ALFs.

        In December 2009, we filed a registration statement on Form S-11 for NorthStar Healthcare Investors, Inc., or NRH, a REIT containing a majority of our net leased healthcare real estate properties. We expect that if NRH goes public, it would also be managed by us and we would earn a management fee for our services.

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

Our failure or the failure of our operators to comply with licensing and certification requirements, the requirements of governmental reimbursement programs such as Medicare or Medicaid, fraud and abuse regulations or new legislative developments may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We or our operators, as the case may be, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. With respect to senior housing facilities held and operated through net-lease transaction structures, we have no direct control over our operators' ability to meet the numerous federal, state and local regulatory requirements. Failure to comply with these laws, requirements and regulations may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular:

  •
  Licensing and Certification.  We, our operators and our senior housing facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. Our senior housing facilities may require governmental approval in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition of new beds, the addition of service or certain capital expenditures. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State licensing laws require operators of healthcare facilities to comply with extensive standards governing operations. State agencies administering those laws regularly inspect such facilities and investigate complaints. Failure to meet all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services. In such event, revenues from those facilities could be reduced or eliminated for an extended period of time or permanently. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

  •
  Medicare and Medicaid.  Generally, a portion of the revenue from the operation of our senior housing facilities and other healthcare properties (and a significant portion of the revenue in the case of a SNF) is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain enrollment and participation in these programs would result in a loss of funding from such programs. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control healthcare costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of healthcare services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding healthcare costs and their budgetary impact and the specter of fraud and abuse in claims reimbursement may result in significant reductions in payments to our operators, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Exclusion, debarment, suspension or other ineligibility to participate in federal healthcare programs or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could cause our or our operators revenue and the value of the affected senior housing facilities and other healthcare properties to decline.

  •
  Fraud and Abuse Laws and Regulations.  There are complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Office of the Inspector General of the U.S. Department of Health and Human Services has announced a number of new and ongoing initiatives to study instances of potential Medicare and Medicaid overbilling and/or fraud. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, these so-called "whistleblower" suits have become more frequent. The violation of any of these laws or regulations by us or by any of our operators may result in the imposition of significant monetary damages, fines and other penalties.

  •
  Other Laws.  Other laws that impact how we and our operators conduct business include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting the management of our senior housing facilities and other healthcare properties and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting ALFs mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration.

  •
  Legislative and Regulatory Developments.  Legislative proposals are often introduced or proposed in Congress and in some state legislatures that would effect changes in the healthcare system.

A significant portion of our leases expire in the same year.

        A significant portion of the leases that we have entered into expire in 2017, which coincides with the debt maturities on the properties subject to these leases. As a result, we could be subject to a sudden and material change in value of our healthcare portfolio and available cash flow from our healthcare assets in the event that these leases are not renewed or in the event that we are not able to extend or refinance the loans on the properties that are subject to these leases.

State law may limit the availability of certain types of healthcare facilities for our acquisition or development and may limit our ability to replace obsolete properties.

        Certificate-of-Need laws may impose investment barriers for us. Some states regulate the supply of some types of retirement facilities, such as SNFs or ALFs, through Certificate-of-Need laws. A Certificate-of-Need typically is a written statement issued by a state regulatory agency evidencing a community's need for a new, converted, expanded or otherwise significantly modified retirement facility or service which is regulated pursuant to the state's statutes. These restrictions may create barriers to entry or expansion and may limit the availability of properties for our acquisition or development. In addition, we may invest in properties which cannot be replaced if they become obsolete unless such replacement is approved or exempt under a Certificate-of-Need law.

A substantial portion of our business is dependent upon our operators successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We depend on our operators to manage the day-to-day operations of our senior housing facilities in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the facilities under their operational control in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our operators to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our facilities may not be sufficient for an operator to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if our operators are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our operators. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Events could occur that could adversely affect the ability of seniors to afford the monthly resident fees or entrance fees (including downturns in the economy, housing market, consumer confidence or the equity markets) and, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicaid and Medicare. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically can afford to pay our monthly resident fees. Economic downturns, softness in the housing market, lower levels of consumer confidence, reductions or declining growth of government entitlement programs, such as social security benefits, stock market volatility and/or changes in demographics could adversely affect the ability of seniors to afford the monthly resident fees or entrance fees for our senior housing facilities. If our operators are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service provided by our operators at our senior housing facilities, our occupancy rates could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our stockholders.

The inability of seniors to sell real estate may delay their moving into our residences which could materially adversely affect our occupancy rates and our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Recent housing price declines and reductions in residential mortgage availability have negatively affected the U.S. housing market, with certain geographic areas experiencing more acute deterioration than others. Downturns in the U.S. housing market, such as the one we have recently experienced, could adversely affect the ability (or perceived ability) of seniors to afford entrance fees and resident fees at our senior housing facilities, as potential residents frequently use the proceeds from the sale of their homes to cover the costs of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our facilities or finance their stays at our facilities. This could cause the amount of our revenues generated by private payment sources to decline. If the recent volatility in the U.S. housing market continues for a protracted period, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Decisions by residents to terminate their residency agreements could adversely affect occupancy at our facilities which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        State regulations governing ALFs require a written agreement with each resident. These regulations also require that residents have the right to terminate their residency agreements for any reason on reasonable notice. If multiple residents terminate their residency agreements at or around the same time, the occupancy rate at our facilities would decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Reimbursement rates from third-party payors could be reduced, which would materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Our ability to generate revenue and profit influences the underlying value of our senior housing facilities. These revenues are generally derived from reimbursements paid to our operators or, in the case of the senior housing facilities that will be leased by us to our TRS Lessee, to our TRS Lessee. Sources of reimbursements include Medicare, state Medicaid programs, private insurance carriers, healthcare service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a facility's charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements, have in the past, and could in the future, result in a substantial reduction in our revenues. Additionally, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. There also continue to be new legislative and regulatory proposals that could impose further limitations on government and private payments to healthcare providers. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance. Moreover, owners and operators of senior housing facilities continue to experience pressures from private payors attempting to control healthcare costs, and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. We cannot assure you that adequate reimbursement levels will continue to be available. Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Government budget deficits could lead to a reduction in Medicaid and Medicare reimbursement.

        The recent slowdown in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under both the federal Medicaid program and state Medicare programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our operators and their ability to meet their obligations to us.

Possible changes in the acuity profile of our residents as well as payor mix and payment methodologies may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        The sources and amounts of our revenues are determined by a number of factors, including licensed bed capacity, occupancy, the acuity profile of residents and the rate of reimbursement. Changes in the acuity profile of the residents as well as payor mix among private pay, Medicare and Medicaid may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may become responsible for capital improvements. To the extent such capital improvements are not undertaken, the ability of our operators to manage our facilities effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

        Although under our typical triple-net lease structure our operators generally are responsible for capital improvement expenditures, it is possible that an operator may not be able to fulfill its obligations to keep the facility in good operating condition. Further, we may be responsible for capital improvement expenditures on such facilities after the terms of the triple-net leases expire. With respect to the senior housing facilities that will be leased by us to our TRS Lessee, our TRS Lessee will be responsible for capital improvement expenditures at those facilities. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would impact the overall value of the affected senior housing facility. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The geographic concentration of our senior housing facilities could leave us vulnerable to an economic downturn, regulatory or reimbursement changes or acts of nature in those areas, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        For the year ended December 31, 2009, we derived 10% or more of our annualized contractual rental revenue from senior housing facilities in our portfolio located in Indiana (13.9%). As a result of such concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to state Medicaid programs, acts of nature and other factors that may result in a decrease in demand for services at our senior housing facilities in this state could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Certain operators will account for a significant percentage of our contractual rental revenue, and the failure of any of these operators to meet their obligations to us could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        For the year ended December 31, 2009, we derived 10% or more of our annualized contractual rental revenue from senior housing facilities in our portfolio operated by Miller Health Systems, Inc. (13.9%). If this operator fails to meet its obligations to us, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be materially and adversely impacted. No other operator generated more than 10% of our annualized rental revenue under existing leases for the year ended December 31, 2009. The failure or inability of this operator to meet its obligations to us could materially reduce our rental revenue and net income, which could in turn reduce the amount of distributions we pay and cause our stock price to decline.

Because of the unique and specific improvements required for our healthcare properties, including our life sciences campus, we may be required to incur substantial renovation costs to make certain of our properties suitable for other operators, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

        Healthcare properties, including our life sciences campus, are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. A new or replacement tenant may require different features in a property, depending on that tenant's particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property for a new tenant, or for multiple tenants with varying infrastructure requirements, before we are able to release the space. Consequently, our healthcare properties, including our life sciences campus, may not be suitable for lease to traditional office or other tenants without significant expenditures or renovations, which costs may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are subject to risks associated with debt financing, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Our healthcare portfolio has total debt of approximately $460.2 million. Financing for future investments and our maturing commitments for our healthcare portfolio may be provided by borrowings under credit facilities, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned healthcare portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make timely payments of interest, that we will be unable to refinance existing indebtedness or support collateral obligations and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable to a downturn in our results of operations or the economy generally.

        We expect to repay a portion of our existing healthcare portfolio indebtedness, including the repayment of certain mortgage loans insured by the U.S. Department of Housing and Urban Development, or HUD. Accordingly, we plan to apply to HUD and certain other lenders for approval of the indirect change in ownership of the facilities and other properties resulting from our healthcare portfolio initial public offering. We may not receive such approval prior to the initial public offering, and there can be no assurance that HUD or other lenders will not claim we are in default until such time as we obtain its approval or repay the applicable loan.

If our operators fail to cultivate new or maintain existing relationships with residents in the markets in which they operate, our occupancy percentage, payor mix and resident rates may deteriorate which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        The ability of our operators to improve the overall occupancy percentage, payor mix and resident rates at our senior housing facilities, depends on our operators' reputation in the communities they serve and our operators' ability to successfully market our facilities to potential residents. A large part of our operators' marketing and sales effort is directed towards cultivating and maintaining relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may not be able to compete effectively in those markets where overbuilding exists and our inability to compete in those markets may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Overbuilding in the senior housing segment in the late 1990s reduced occupancy and revenue rates at assisted living residences. This, combined with unsustainable levels of indebtedness, forced several operators into bankruptcy. The occurrence of another period of overbuilding could adversely affect our future occupancy and resident fee rates, which in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to pay distributions to our stockholders.

        The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

        Our operators may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our operators, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time to time, there may also be increases in government investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a healthcare operator's financial condition. If a healthcare operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a healthcare operator is required to pay uninsured punitive damages, or if a healthcare operator is subject to an uninsurable government enforcement action, the healthcare operator could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the healthcare operator's business and its ability to meet its obligations to us.

        Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare facility operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. Patients have also sued healthcare facility operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential litigation in the future has materially increased the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Increased costs could limit our healthcare operator's ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace a healthcare operator, our revenue from the affected property could be reduced or eliminated for an extended period of time.

Delays in our operator's collection of their accounts receivable could adversely affect their cash flows and financial condition and their ability to meet their obligations to us.

        Prompt billing and collection are important factors in the liquidity of our operators. Billing and collection of accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. The inability of our operators to bill and collect on a timely basis pursuant to these regulations and rules could subject them to payment delays that could negatively impact their cash flows and ultimately their financial condition and their ability to meet their obligations to us.

The bankruptcy, insolvency or financial deterioration of any of our operators could delay or prevent our ability to collect unpaid rents or require us to find new operators.

        If our operators are unable to comply with the terms of their agreements with us, we may be forced to modify the agreements in ways that are unfavorable to us. Alternatively, the failure of an operator to perform under an agreement could require us to declare a default, repossess the property, find a suitable replacement operator, operate the property or sell the property. There is no assurance that we would be able to lease a property or enter into a management agreement with respect to such property on substantially equivalent or better terms than the prior agreements, or at all, find another operator, successfully reposition the property for other uses or sell the property on terms that are favorable to us.

        If any of our agreements with our operators expire or are terminated, we could be responsible for all of the operating expenses for that property until it is re-leased, until another operator is engaged or until the property is sold. We may not possess the required licenses to operate our net-leased properties. If we experience a significant number of un-leased/un-managed properties, our operating expenses could increase significantly. Any significant increase in our operating costs may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock.

        Any bankruptcy filing by or relating to one of our operators could bar all efforts by us to collect pre-bankruptcy debts from that operator or seize its property and may require us to find new operators. An operator's bankruptcy could also delay our efforts to collect past due balances, including unpaid rents, and could ultimately preclude collection of all or a portion of these sums. It is possible that we may recover substantially less than the full value of any unsecured claims we hold, if any, which may have a material adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our common stock. Furthermore, dealing with an operator's bankruptcy or other default may divert management's attention and cause us to incur substantial legal and other costs.

        If one or more of our operators files for bankruptcy relief, the Bankruptcy Code provides that a debtor has the option to assume or reject the unexpired lease within a certain period of time. Most of our properties will generally be net-leased to an operator operating multiple facilities pursuant to a single master lease. It is possible that in bankruptcy the debtor operator may be required to assume or reject the master lease in its entirety, rather than making the decision on a property-by-property basis, thereby preventing the debtor from assuming the better performing properties and terminating the master lease with respect to the poorer performing properties. The Bankruptcy Code generally requires a debtor to assume or reject a contract in its entirety. Thus, a debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others. If the debtor chooses to assume the agreement or if a non-debtor operator is unable to comply with the terms of an agreement, we may be forced to modify the agreements in ways that are unfavorable to us.

Compliance with the Americans with Disabilities Act, Fair Housing Act, and fire, safety and other regulations may require us to make unanticipated expenditures which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Our facilities and properties are required to comply with the American with Disabilities Act of 1990, or ADA. The ADA generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our operators from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our facilities and properties are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. We may be required to make substantial expenditures to comply with those requirements.

We are facing increasing competition for the acquisition of senior housing facilities and other healthcare properties which may impede our ability to make future acquisitions or may increase the cost of these acquisitions which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We compete with many other businesses engaged in real estate investment activities for the acquisition of senior housing facilities and other healthcare properties, including local, regional and national operators and acquirers and developers of healthcare real estate. The competition for senior housing facilities and other healthcare properties may significantly increase the price we might pay for a facility or property we seek to acquire and our competitors may succeed in acquiring those facilities or properties themselves. In addition, operators with whom we attempt to do business may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

Risks Related to the Investment Management Business

The organization and management of our nonlisted REIT, REG D REIT and Securities Fund, and any future funds that we raise, may create conflicts of interest.

        In addition to managing the assets of our CDOs, we have filed a registration statement on Form S-11 for NorthStar Real Estate Income Trust, Inc., which we refer to as our nonlisted REIT, a commercial finance REIT that will be managed by us and will not be listed on a major exchange. We also sponsored and are managing and raising equity for NorthStar Income Opportunity REIT I, Inc., a private REIT issuing securities under Regulation D of the Securities Act of 1933, which we refer to as our REG D REIT. We currently manage an off-balance sheet fund, or our Securities Fund, which we formed in July 2007. We are the manager, and have a combined general partner and limited partner interest of 31.2% in the Securities Fund at December 31, 2009. We may in the future manage other third party funds or other investment vehicles.

        The nonlisted REIT, REG D REIT and Securities Fund, along with any new funds we may manage, which together are referred to as our "Funds," will hold assets that we determine should be acquired by the Funds and doing so may create conflicts of interest, including between investors in these Funds and our shareholders, since many investment opportunities that are suitable for us may also be suitable for the Funds. Additionally, our executives and other real estate and debt finance professionals may face conflicts of interest in allocating their time among NorthStar and our Funds. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.

Our ability to raise capital and attract investors in our Sponsored REITs is critical to their success and our ability to grow depends on our ability to attract a motivated sales force in our licensed broker dealer.

        Our nonlisted REIT and REG D REIT, together referred to as our Sponsored REITs, depend upon our ability to attract purchasers of equity interests, which is highly dependent upon the efforts of the motivated sales force of our subsidiary, NRF Capital Markets, LLC, or NRF Capital Markets. We anticipate that NRF Capital Markets will be a licensed wholesale broker-dealer. Our ability to grow our Sponsored REITs will be dependent on our ability to retain and motivate our sales force and other key personnel and to strategically recruit, retain and motivate new talent. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified professionals is extremely competitive. If we do not retain a motivated and effective sales force, or our sales professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and possibly existing investors, which would have a material impact on our Sponsored REITs.

Our failure to obtain a broker-dealer license in the various jurisdictions in which we will do business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

        We have applied for a membership application for a broker-dealer license for NRF Capital Markets with the Financial Industry Regulatory Authority, or FINRA, and filed for registration as a broker-dealer with the NASD and the SEC. We will also be required to obtain licenses with state securities regulators. There is no guarantee that the FINRA, NASD and SEC will approve NRF Capital Markets' application or how long it will require for such a broker-dealer license to be issued. Accordingly, it is uncertain how long after the effective date of our Sponsored REITs' offerings that NRF Capital Markets will be able to commence its operations, if at all. Such events would delay or potentially hinder sales of our Sponsored REITs' securities.

There is no assurance we will be able to enter into third-party selling agreement, and declines in asset value and reductions in distributions in our Sponsored REITs could cause the loss of such third-party selling agreements and limit our ability to sign future third-party selling agreements.

        We anticipate NRF Capital Markets will enter into third-party selling agreements in order to raise capital for our Sponsored REITs. There is no assurance that we will be able to enter into such third-party selling agreements on substantially reasonable terms, or at all, which would hinder or even cease our ability to raise capital for our Sponsored REITs. Additionally, significant declines in asset value and reductions in distributions in our Sponsored REITs could cause us to lose third-party selling agreements and limit our ability to sign future third-party selling agreements.

Misconduct by third-party selling broker-dealers or our sales force, could have a material adverse effect on our business.

        We will rely on selling broker-dealers and our broker-dealer sales force to properly offer our securities programs to customers in compliance with our selling agreements and with applicable regulatory requirements. While these persons are responsible for their activities as registered broker-dealers, their actions may nonetheless result in complaints or legal or regulatory action against us.

Our organization and management of the Sponsored REITs could distract our management and have a negative effect on our business.

        The organization and management of our Sponsored REITs could divert our management team's attention from our existing business to form and manage the operations and personnel of the Sponsored REITs and implement the business initiatives. Our management team could be required to spend significant time and financial resources on the Sponsored REITs, which could distract and prevent them from furthering our core business activities, regardless of the outcome of the Sponsored REITs. Consequently, this could have a negative effect on our business.

The creation and management of Funds and other investment vehicles could require us to register with the SEC as an investment adviser under the Investment Advisers Act and subject us to costs and constraints that we are not currently subject to.

        A consequence of creating and managing Funds and other investment vehicles, including CDO vehicles, is that we may be required to register with the SEC as an investment adviser under the Investment Advisers Act. Registered investment advisers must establish policies and procedures for their operations and make regulatory filings. The Investment Advisers Act and the rules and regulations under this Act generally grant the SEC broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. These laws and regulations have increased, and could further increase, our expenses and require us to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which investment advisors operate changes frequently and regulations have increased significantly in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

Termination of management arrangements with one or more of our Funds could harm our business.

        We provide management services to our existing Funds, and may in the future provide management services to any future funds, through our position as the sole or managing general partner of partnership funds, through our position as the operating manager of other fund entities, through our advisory agreements with our sponsored REITs, or combinations thereof. Our arrangements are generally expected to be long-term, and frequently have no specified termination dates. However, our management arrangements with, or our position as general partner, operating manager or advisor of, a fund typically may be terminated by action taken by the investors or board of directors of the applicable vehicle. Upon any such termination, our management fees, after payment of any termination payments required, would cease, thereby reducing our expected revenues.

Difficult market conditions and the collapse of the CMBS market have adversely affected our Securities Fund, which may impact our ability to raise capital for future Funds and may cause investor redemptions.

        The deterioration of the capital markets, credit spread widening and corresponding lower mark-to-market adjustments to the assets in the Securities Fund have adversely affected the performance of our Securities Fund. Due to the foregoing, raising capital for future Funds could be more difficult and redemptions within the Securities Fund have occurred and are expected to occur in the future.

Investors in our Securities Fund may redeem their investments or elect to remove us as manager of our Securities Fund at any time without cause upon approval of 50% of the limited partners of our Securities Fund.

        Investors in our Securities Fund are able to redeem their investments on an annual or quarterly basis, subject to the specific redemption provisions, and remove us as manager without cause upon approval of 50% of the limited partners in the Securities Fund (excluding us). Investors may decide to move their capital away from our Securities Fund to other investments or remove us as manager of the Securities Fund for any number of reasons in addition to poor investment performance. Factors which could result in investors leaving our Securities Fund include changes in interest rates which make other investments more attractive, changes in investor perception regarding the Securities Fund's focus or alignment of interest, unhappiness with changes in or broadening of the Securities Fund's investment strategy, changes in our reputation, and departures or changes in responsibilities of key investment professionals.

        The stated lock-up periods in the Securities Fund expire in 2010 and we expect there may be significant redemptions within the Securities Fund. Subject to certain rights that we may have within the Securities Fund, in the event we do not have sufficient funds available to redeem all of the shares, we may be forced to liquidate investments more rapidly than otherwise desirable in order to raise the necessary cash to fund the redemptions. If we were removed as a manager of the Securities Fund, we would no longer be entitled to receive management or incentive fees and such removal could also cause significant reputational damage to us, thereby impacting our ability to raise new vehicles.

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

        Our Funds depend on the services of prime brokers and custodians to carry out certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, our Funds might not be able to recover equivalent assets in full as they will rank among the prime broker and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the Funds' cash held with a prime broker or custodian will not be segregated from the prime broker's or custodian's own cash, and the Funds will therefore rank as unsecured creditors in relation thereto.

Government intervention may limit our ability to continue to implement certain strategies or manage certain risks.

        The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention, including the Emergency Economic Stabilization Act of 2008, in October 2008, which gave the U.S. Treasury Secretary the authority to use up to $700 billion to, among other things, inject capital into financial institutions and establish a program to purchase from financial institutions residential or commercial real estate loans and other securities, and TALF, in November 2008, which allowed the Federal Reserve Bank of New York to provide non-recourse loans to borrowers to fund their purchase of eligible assets, which initially included asset-backed securities but was later expanded to include CMBS and non-Agency residential mortgage-based securities, or RMBS.

        Such intervention has also in certain cases been implemented on an "emergency" basis, suddenly and substantially eliminating market participants' ability to continue to implement certain strategies or manage the risk of their outstanding positions. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have an impact on our operating results and financial condition.

Risks Related to Our Company

Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us.

        Our future success depends, to a significant extent, upon the continued services of our key personnel, including our executive officers and Mr. Hamamoto in particular. For instance, the extent and nature of the experience of our executive officers and nature of the relationships they have developed with real estate developers and financial institutions are critical to the success of our business. Our executive officers have significant real estate investment experience. We cannot assure you of their continued employment with us. The loss of services of certain of our executive officers could harm our business and our prospects.

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

        We have historically paid a substantial portion of our overall compensation in the form of equity awards. Currently, we do not have availability under our incentive plans to issue equity awards to our employees. We will likely seek shareholder approval for additional equity awards, but in the meantime we will be required to compensate our employees in a greater proportion of cash compared to equity awards. Because adjusted funds from operations, or AFFO, excludes equity based compensation expense, payment of higher levels of cash relative to equity awards will have a negative impact on our AFFO and reduce our liquidity position. Additionally, the lack of availability of equity awards could impact our ability to retain employees as equity awards historically have been a significant component of our long-term incentives.

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

        We utilize AFFO as a measure of our operating performance and believe that it is useful to investors because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, equity based compensation and unrealized gains/losses from mark-to-market adjustments. Additionally, we believe that AFFO serves as a good measure of our operating performance because it facilitates evaluation of our company without the effects of selected items required in accordance with accounting principles generally accepted in the United States, or GAAP, that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Nonetheless, in certain instances AFFO may not necessarily be reflective of our actual economic results. For example, if a CMBS position that we purchased at par in a given year is marked down at the end of such year and then sold the subsequent year at a price above the marked down price, but less than par, we would still have a gain for purposes of AFFO between the difference of the year-end mark and the amount that we sold the CMBS for, even though we would have suffered an economic loss on the CMBS position. Our book value would, however, accurately reflect the economic loss because the decrease in value of the CMBS investment in its year of purchase would have been recorded as an unrealized loss in our income statement. Conversely, if we repurchase, for example, one of our issued CDO bonds for 50% of par in a given year and if such CDO bond were marked below 50% of par at the end of the previous year, for AFFO purposes we would recognize a realized loss on retirement of debt from the repurchase even though there is a positive economic impact to the retirement of the debt. Consistent with the prior example, while our book value would properly reflect the economic benefit from the debt repurchase because the decrease in value of the debt would have been recorded as an unrealized gain in the prior year, the impact to AFFO would not be reflective of actual economic results.

AFFO includes realized gains on items such as extinguishment of debt and sales of real estate securities, which we may not be able to replicate in the future.

        Historically, in addition to interest income that we earn on our assets, for purposes of AFFO we have also realized gains on extinguishing our corporate debt and CDO bonds, and from the sales of real estate securities. In 2009, extinguishment of debt gains and gains on the sale of real estate securities were $133.5 million, representing AFFO per share of $1.73. Replicating these gains may not be possible, which could significantly impact our AFFO in the future. If we are unable to generate substantial gains in order to increase our AFFO, our stock price could be negatively impacted, which could have a material adverse effect on us.

GAAP requirements and our mark-to-market adjustments of our liabilities do not necessarily provide a precise economic reflection of our shareholders' equity.

        We have elected to mark-to-market our liabilities in our real estate CDOs, but we do not mark-to-market the corresponding loans, which we hold at par net of any related credit loss reserves. Even if these loans are performing, because of a number of factors, including credit spread widening and concerns over commercial real estate generally, a third-party may not be willing to pay par for such loans. Therefore, our carrying value for these loans is likely above their current economic value. Additionally, while we have liabilities that are marked below the principal amount that we owe on such liabilities, which correspondingly increases our shareholders' equity, absent repurchasing such liabilities at a discount we will be required to repay the full par amount of such liabilities at maturity or upon a liquidation of the underlying collateral or our company. As a result of the foregoing, our shareholders' equity is and will likely continue to not necessarily be reflective of current economic or liquidation value.

Our dividend policy is subject to change.

        On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we have significantly reduced our dividends in 2009 relative to prior years, future dividend levels are subject to further adjustment based upon any one or more of the risk factors set forth in this Form 10-K, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

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

        We conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

        We believe that neither our operating partnership nor the subsidiary REIT through which we hold the substantial majority of our investments are investment companies because each of them satisfy the 40% test of Section 3(a)(1)(C). We must monitor their holdings to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of government securities and cash items) on an unconsolidated basis. Certain of our other subsidiaries do not satisfy the 40% test, but instead rely on exceptions and exemptions from registration as an investment company under the Investment Company Act that either limits the types of assets these subsidiaries may purchase or the manner in which these subsidiaries may acquire and sell assets. For instance, certain of our CDOs rely on the exemption from registration as an investment company under the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales. Our subsidiary that invests in net lease properties relies on the exception from the definition of "investment company" provided by Sections 3(c)(6) and 3(c)(5)(C) of the Investment Company Act, and certain of our other CDOs similarly rely on the 3(c)(5)(C) exception from the definition of "investment company." These provisions exempt companies that primarily invest in real estate, mortgages and certain other qualifying real estate assets. When a CDO relies on the exception from the definition of "investment company" provided by 3(c)(5)(C) of the Investment Company Act, the CDO is limited in the types of real estate related assets that it could invest in. Our subsidiaries that engage in operating businesses and satisfy the 40% test are also not subject to the Investment Company Act.

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

        We hold a substantial majority of our assets in a majority owned subsidiary, which we refer to as our private REIT. Our private REIT is organized to qualify as a REIT for federal income tax purposes. Additionally, we have sponsored and manage, through our private REIT, additional subsidiaries that intend to qualify as REITs. Our private REIT and its REIT subsidiaries must also meet all of the REIT qualification tests under the Internal Revenue Code and are subject to all of the same risks as us. If our private REIT or one of its REIT subsidiaries did not qualify as a REIT, it is likely that we would also not qualify as a REIT. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Internal Revenue Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify.

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

        From time to time, we may generate taxable income greater than our net income for financial reporting purposes due to, among other things, amortization of capitalized purchase premiums, mark-to-market adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, repurchases of our outstanding debt at a discount and investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).

        We believe that our operating partnership may elect to defer, under section 108(i) of the Internal Revenue Code, the recognition of cancellation of indebtedness, or COD, income generated from repurchasing its debt at a discount. If our operating partnership elects to defer COD income and the Internal Revenue Service, or IRS, successfully challenges that position, we may be treated as having failed to pay sufficient dividends to satisfy the 90% distribution requirement and/or avoid the corporate income tax and the 4% nondeductible excise tax. We may be required to correct any failure to meet the 90% distribution requirement by paying deficiency dividends to our stockholders and an interest charge to the IRS in a later year.

        If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.

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

Under recently issued IRS guidance, we may pay taxable dividends of our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

        Under recently issued IRS guidance, we may distribute taxable dividends that are payable in cash and common stock. Under Revenue Procedure 2010-12, or the Revenue Procedure, up to 90% of any such taxable dividend paid with respect to our 2010 and 2011 taxable years could be payable in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we utilize the Revenue Procedure and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

We could fail to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.

        We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from it will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans typically do not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests. In addition, we have entered into sale and repurchase agreements under which we nominally sold certain of our mortgage assets to a counterparty and simultaneously entered into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a foreclosure, the federal alternative minimum tax and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable subsidiary corporations.

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

        We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% (or, for our 2008 and prior taxable years, 20%) of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Modifications of the terms of our mortgage loans, mezzanine loans and B-Notes and loans supporting our mortgage-backed securities in conjunction with reductions in the value of the real property securing such loans could cause us to fail to qualify as a REIT.

        Our investments in mortgage loans, mezzanine loans and B-Notes and mortgage-backed securities have been and may continue to be materially affected by the weakened condition of the real estate market and the economy in general. As a result, many of the terms of our mortgage loans, mezzanine loans and B-Notes and the loans supporting our mortgage-backed securities have been modified to avoid foreclosure actions and for other reasons. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. Although the law is not entirely clear, if the IRS treats such a deemed exchange as a new "commitment" to acquire the modified loan and the fair market value of the real property securing such loan has fallen below the principal amount of the loan, a portion of the interest income from such loan will be non-qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test, and a commensurate portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test. In determining the value of the real property securing a loan that has been significantly modified, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B-Notes and loans supporting our mortgage backed securities are modified in a manner constituting a "significant modification" and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. Additionally, our gross income from qualifying hedges entered into prior to July 31, 2008 constitutes non-qualifying income for purposes of the 75% gross income test. Consequently, our gross income from qualifying hedges entered into prior to July 31, 2008, along with other sources of non-qualifying income for purposes of the 75% gross income test, cannot exceed 25% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. Any hedging income earned by a taxable REIT subsidiary would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated interest rate or other changes than we would otherwise incur.

We may fail to qualify as a REIT as a result of our fee income from managing certain structured finance and investment vehicles and our income from active businesses.

        We currently manage certain structured finance and investment vehicles that are treated as taxable REIT subsidiaries or REITs. Additionally, we have formed a subsidiary that will earn active business income from the operation of a wholesale broker-dealer network. Fee income and active business income constitute non-qualifying income for purposes of the 95% and 75% gross income tests. It is not possible to predict with complete accuracy the amount of gross income that we will generate in any taxable year due to, among other things, fluctuations in interest rates. Accordingly, our qualifying income for purposes of our gross income tests may be lower than we anticipate, and, conversely, our fee income and active business income may be higher than we anticipate. If our fee income and active business income, combined with other sources of non-qualifying income, such as income from non-qualifying hedges, were to exceed 5% of our gross income, we would fail to satisfy the 95% gross income test. Unless we qualified for certain Internal Revenue Code cure provisions, a failure of the 95% gross income test would cause us to fail to qualify as a REIT.

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

Adverse legislative or regulatory tax changes could reduce the market price of our common stock.

        At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. For example, legislation enacted in 2003 and 2006 generally reduced the federal income tax rate on most dividends paid by corporations to investors taxed at individual rates to a maximum of 15% through the end of 2010. REIT dividends, with limited exceptions, do not benefit from the rate reduction, because a REITs income is generally not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to investors taxed at individual rates than shares in REITs and could have an adverse effect on the value of our stock.

The prohibited transactions tax may limit our ability to engage in transactions, including dispositions of assets and certain methods of securitizing loans, that would be treated as sales for federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held primarily for sale to customers in the ordinary course of business. If we securitize loans in a manner that is, for federal income tax purposes, treated as a sale of the loans we may be subject to the prohibited transaction tax. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a taxable REIT subsidiary.

Because of the inability to offset capital losses against ordinary income for federal income tax purposes, we may have REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under GAAP principles or other economic measures.

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

        Although the law is not entirely clear, the IRS has taken the position that we are subject to tax at the highest corporate rate on the portion of our excess inclusion income equal to the percentage of our stock held in record name by "disqualified organizations" (generally tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income). To the extent that our stock owned by "disqualified organizations" is held in street name by a broker/dealer or other nominee, the broker/dealer or nominee would be liable for a tax at the highest corporate rate on the portion of our excess inclusion income allocable to the stock held on behalf of the "disqualified organizations." A regulated investment company or other pass-through entity owning our stock may also be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their record name owners that are "disqualified organizations."

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our investments in net lease properties, which comprise our net lease business segment, are described under "Business—Net Lease." The following table sets forth certain information with respect to each of our net lease properties as of December 31, 2009:

Net Lease Portfolio: Property Information

Location City, State	Square Feet	Rent per square ft.	Number of Buildings	Ownership Interest	Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Encumbrances (In Thousands)
Office
Auburn Hills, MI	50,000	$11.61	1	Fee	Office	N/A	Sep-15	$5,393
	55,692	13.47	1	Fee	Office	N/A	Sep-15	6,007
Aurora, CO	183,529	17.74	1	Fee	Office	N/A	Jun-15	32,982
Camp Hill, PA	214,150	12.30	1	Fee	Office	N/A	Sep-15	24,732
Columbus, OH	199,112	11.70	1	Fee	Office	N/A	Nov-17	23,543
Fort Mill, SC	165,000	12.72	1	Fee	Office	N/A	Oct-20	30,443
Milpitas, CA	180,481	14.65	2	Fee	Office	N/A	Feb-17	22,107
Rancho Cordova, CA	68,000	22.32	1	Fee	Office	N/A	Sep-15	10,845
Rockaway, NJ	15,038	7.00	1	Fee	Office	N/A	May-15	2,127
	106,000	15.51		Fee	Office	N/A	Jul-17	14,992
Salt Lake City, UT	117,553	19.70	1	Fee	Office	N/A	Apr-12	15,471
Springdale, OH	139,264	10.00	1	Fee	Office	N/A	Mar-10	15,686
	173,145	10.07	1	Fee	Office	N/A	Dec-09	19,208
	174,554	14.25	1	Fee	Office	N/A	Dec-21	16,586

Total Office	1,841,518	13.85	14					240,122
Retail
Bloomingdale, IL	50,000	10.50	1	Leasehold	Retail	Jan-27	Jan-22	5,679
Concord Holdings, NH	50,000	11.00	1	Fee	Retail	N/A	May-16	5,918
	20,087	12.75	1	Fee	Retail	N/A	Jan-16	2,378
Fort Wayne, IN	50,000	8.25	1	Leasehold	Retail	Jan-25	Aug-24	3,399
Keene, NH	45,471	15.03	1	Fee	Retail	N/A	Oct-20	6,693
Melville, NY	46,533	8.75	1	Leasehold	Retail	Jan-22	Jan-22	4,405
Millbury, MA	54,175	8.49	1	Leasehold	Retail	Jan-24	Jan-24	4,682
New York, NY	7,500	78.02	1	Leasehold	Retail	Dec-12	Dec-12	—
	10,800	64.81	1	Leasehold	Retail	Apr-29	Jun-17	—
North Attleboro, MA	50,025	8.62	1	Leasehold	Retail	Jan-24	Jan-24	4,663
Portland, ME	52,900	15.66	1	Leasehold	Retail	Aug-30	Aug-23	4,652
Wichita, KS	48,782	12.00	1	Fee	Retail	N/A	Mar-23	6,070

Total Retail	486,273	13.21	12					48,539
Healthcare
Black Mountain, NC	36,235	18.99	1	Fee	Healthcare	N/A	Jul-21	4,684
Blountstown, FL	33,722	17.58	1	Fee	Healthcare	N/A	Jul-21	3,558
Bremerton, WA	68,601	13.22	1	Fee	Healthcare	N/A	Oct-21	6,462
Caroltton, GA	49,000	10.26	1	Fee	Healthcare	N/A	Jan-17	2,951
Castletown, IN	46,026	18.84	1	Fee	Healthcare	N/A	Jun-16	6,755
Charleston, IL	39,393	9.33	1	Fee	Healthcare	N/A	Jan-17	5,846
Chesterfield, IN	19,062	25.42	1	Fee	Healthcare	N/A	Jun-17	4,041
Cincinnati, OH	69,806	27.89	1	Fee	Healthcare	N/A	Jan-17	11,397
Clemmons, NC	30,929	20.50	1	Fee	Healthcare	N/A	Apr-22	—
Clinton, OK	31,377	0.19	1	Fee	Healthcare	N/A	Jan-17	1,334
Columbia City, IN	22,395	42.13	1	Fee	Healthcare	N/A	Jun-17	8,011
Daly City, CA	26,262	22.77	1	Fee	Healthcare	N/A	Aug-21	3,463
	78,482	17.86	1	Leasehold	Healthcare	Aug-21	Aug-21	7,937
Denmark, WI	8,320	17.74	1	Fee	Healthcare	N/A	Jan-17	1,219
Dunkirk, IN	19,140	12.79	1	Fee	Healthcare	N/A	Jun-17	2,114
East Arlington, TX	26,552	14.56	1	Fee	Healthcare	N/A	Dec-13	3,389
Effingham, IL	7,808	19.61	1	Fee	Healthcare	N/A	Jan-17	547
	39,393	16.12	1	Fee	Healthcare	N/A	Jan-17	4,600

Location City, State	Square Feet	Rent per square ft.	Number of Buildings	Ownership Interest	Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Encumbrances (In Thousands)
Elk City, OK	51,989	7.47	1	Fee	Healthcare	N/A	Jan-17	4,341
Fairfield, IL	39,393	15.39	1	Fee	Healthcare	N/A	Jan-17	6,402
Fort Wayne, IN	31,500	18.13	1	Fee	Healthcare	N/A	Jun-17	4,854
Franklin, WI	27,556	19.34	1	Fee	Healthcare	N/A	Jan-17	6,366
Fullerton, CA	5,500	24.55	1	Fee	Healthcare	N/A	Jan-17	779
	26,200	26.43	1	Fee	Healthcare	N/A	Jan-17	7,575
Garden Grove, CA	26,500	45.28	1	Fee	Healthcare	N/A	Jan-17	11,169
Green Bay, WI	23,768	16.42	1	Fee	Healthcare	N/A	Jan-17	3,173
Grove City	20,672	15.49	1	Fee	Healthcare	N/A	Jan-17	1,835
Harrisburg, IL	36,393	13.99	1	Fee	Healthcare	N/A	Jan-17	3,675
Hartford City, IN	22,400	3.64	1	Fee	Healthcare	N/A	Jun-17	2,078
Hillsboro, OR	286,652	12.70	1	Fee	Healthcare	N/A	Dec-13	32,945
Hobart, IN	43,854	15.12	1	Fee	Healthcare	N/A	Jun-17	5,908
Huntington, IN	31,169	18.49	2	Fee	Healthcare	N/A	Jun-17	4,510
Indianapolis, IN	36,416	7.00	1	Fee	Healthcare	N/A	Jun-17	2,232
Kenosha, WI	22,958	18.57	1	Fee	Healthcare	N/A	Jan-17	4,130
Kingfisher, OK	26,698	12.18	1	Fee	Healthcare	N/A	Jan-17	3,964
La Vista, NE	26,683	12.25	1	Fee	Healthcare	N/A	Jan-17	4,267
LaGrange, IN	9,872	4.13	1	Fee	Healthcare	N/A	Jun-17	515
	46,539	12.05	1	Fee	Healthcare	N/A	Jun-17	5,072
Lancaster, OH	21,666	23.77	1	Fee	Healthcare	N/A	Jan-17	2,571
Madison, WI	25,411	18.39	1	Fee	Healthcare	N/A	Jan-17	4,275
Manitowoc, WI	30,679	16.17	1	Fee	Healthcare	N/A	Jan-17	5,017
Marysville, OH	16,992	41.50	1	Fee	Healthcare	N/A	Jan-17	1,651
Mattoon, IL	39,393	16.55	1	Fee	Healthcare	N/A	Jan-17	6,922
	39,393	12.77	1	Fee	Healthcare	N/A	Jan-17	5,662
McFarland, WI	25,700	16.72	1	Fee	Healthcare	N/A	Jan-17	3,833
Mansfield, OH	3,780	9.01	1	Fee	Healthcare	N/A	Dec-17	—
	4,000	22.71	1	Fee	Healthcare	N/A	Dec-17	—
	13,209	9.44	1	Fee	Healthcare	N/A	Dec-17	—
Memphis, TN	73,381	23.79	1	Fee	Healthcare	N/A	Jan-17	14,596
Menomonee, WI	30,176	20.48	1	Fee	Healthcare	N/A	Jan-17	6,075
Middletown, IN	18,500	23.43	1	Fee	Healthcare	N/A	Jun-17	3,395
Mooresville, IN	24,945	19.42	1	Fee	Healthcare	N/A	Jun-17	1,517
Morris, IL	94,719	6.28	2	Fee	Healthcare	N/A	Mar-16	6,686
Mt. Sterling, KY	67,706	19.15	1	Fee	Healthcare	N/A	Jan-22	7,336
Oklahoma City, OK	45,187	4.39	1	Fee	Healthcare	N/A	Jan-17	4,416
Olney, IL	25,185	11.16	1	Fee	Healthcare	N/A	Jan-17	2,449
	39,393	11.14	1	Fee	Healthcare	N/A	Jan-17	4,227
Paris, IL	39,393	16.70	1	Fee	Healthcare	N/A	Jan-17	6,819
Peru, IN	36,861	13.84	1	Fee	Healthcare	N/A	Jun-17	6,402
Peshtigo, WI	19,380	9.39	1	Fee	Healthcare	N/A	Dec-17	—
Plymouth, IN	39,092	10.05	1	Fee	Healthcare	N/A	Jun-17	5,233
Portage, IN	38,205	14.68	1	Fee	Healthcare	N/A	Jun-17	7,011
Racine, WI	26,583	37.01	2	Fee	Healthcare	N/A	Jan-17	10,050
Rantoul, IL	39,393	12.01	1	Fee	Healthcare	N/A	Jan-17	5,621
Robinson, IL	29,161	13.59	1	Fee	Healthcare	N/A	Jan-17	3,990
Rockford, IL	54,000	8.48	1	Fee	Healthcare	N/A	Jan-17	4,940
Rockport, IN	26,000	9.22	1	Fee	Healthcare	N/A	Jun-17	1,709
Rushville, IN	13,118	7.66	1	Fee	Healthcare	N/A	Jun-17	549
	35,304	16.76	1	Fee	Healthcare	N/A	Jun-17	4,073
Santa Ana, CA	24,500	37.75	1	Fee	Healthcare	N/A	Jan-17	7,874
Sheboygan, WI	39,784	23.70	2	Fee	Healthcare	N/A	Jan-17	9,300
Stephenville, TX	28,875	18.46	1	Fee	Healthcare	N/A	Jan-17	6,150
Sterling, IL	149,008	3.30	2	Fee	Healthcare	N/A	Mar-16	1,932
Stevens Point, WI	26,443	42.48	2	Fee	Healthcare	N/A	Jan-17	8,487
Stoughton, WI	24,686	8.64	1	Fee	Healthcare	N/A	Jan-17	1,686
Sullivan, IN	18,415	4.15	1	Fee	Healthcare	N/A	Jan-17	884
	44,077	14.46	1	Fee	Healthcare	N/A	Jan-17	4,889
Sycamore, IL	54,000	11.93	1	Fee	Healthcare	N/A	Jan-17	8,487
Syracuse, IN	57,980	9.24	1	Fee	Healthcare	N/A	Jan-17	3,484
Tipton, IN	62,139	18.12	1	Fee	Healthcare	N/A	Jun-17	8,045
Tuscola, IL	36,393	13.77	1	Fee	Healthcare	N/A	Jan-17	4,168
Two Rivers, WI	14,369	21.18	1	Fee	Healthcare	N/A	Jan-17	2,708
Vandalia, IL	39,393	14.78	1	Fee	Healthcare	N/A	Jan-17	7,328

Location City, State	Square Feet	Rent per square ft.	Number of Buildings	Ownership Interest	Type	Leasehold Expiration Date	Lease/Sublease Expiration Date	Encumbrances (In Thousands)
Wabash, IN	35,374	5.19	1	Fee	Healthcare	N/A	Jun-17	1,297
	70,746	7.50	1	Fee	Healthcare	N/A	Jun-17	3,680
Wakarusa, IN	48,000	24.44	1	Fee	Healthcare	N/A	Jun-17	9,998
	89,828	6.81	1	Fee	Healthcare	N/A	Jun-17	6,437
Warsaw, IN	25,514	10.99	1	Fee	Healthcare	N/A	Jun-17	3,627
Washington Crt Hse, OH	19,660	25.94	1	Fee	Healthcare	N/A	Jan-17	1,952
Wausau, WI	24,047	36.14	1	Fee	Healthcare	N/A	Jan-17	7,553
Weatherford, OK	53,000	1.42	1	Fee	Healthcare	N/A	Jan-17	4,484
Wichita, KS	81,810	11.96	1	Fee	Healthcare	N/A	Dec-19	8,770
Winter Garden, FL	37,322	22.36	1	Fee	Healthcare	N/A	Feb-16	4,735
Wisconsin Rapids, WI	20,869	12.18	1	Fee	Healthcare	N/A	Jan-17	1,129

Total Healthcare	3,657,352	14.86	100					460,207
New York, NY	17,665		1	Leasehold	Retail/Office	Jul-15	June 2011–Jul-16	—
Indianapolis, IN	333,600	7.29	1	Fee	Office/Flex	N/A	Dec-25	28,142
Reading, PA	609,000	3.84	1	Fee	Distribution Ctr	N/A		18,905

Total	6,945,408	$13.11	129					$795,915

        As of, and for the year ended December 31, 2009, we had no single property with a book value or gross revenues, respectively, equal to or greater than 10% of our total assets. For the year ended December 31, 2009, we had no single property with gross revenues equal to or greater than 10% of our total revenues.

Item 3.    Legal Proceedings

Chatsworth Property

        One of our net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA ("WaMu"). The tenant vacated the buildings as of March 23, 2009, and the leases (the "WaMu Leases") were disaffirmed by the FDIC. The assets were financed with a non-recourse $42.9 million first mortgage loan (the "WaMu Loan") and a $9.2 million mezzanine loan which was collateral for one of our securities CDO financings. In the fourth quarter of 2008,we took an impairment charge relating to these properties and in the third quarter of 2009 the lender, GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender"), foreclosed on the property.

        On August 10, 2009, the Lender filed a compliant against NRFC NNN Holdings, Inc. ("NNN") and NRFC Sub Investor IV, LLC, which are subsidiaries of ours, in the Superior Court of the State of California, County of Los Angeles. In the complaint, the Lender alleges, among other things, that the WaMu Loan is a recourse obligation of NNN due to the FDIC's disaffirmance of the WaMu Leases. We filed a motion for summary judgment to eliminate certain claims with respect to the lawsuit on February 23, 2010. We believe this case is without merit and we are defending this suit vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the New York Stock Exchange under the symbol "NRF".

        The following table sets forth the high, low and last sales prices for our common stock, as reported on the New York Stock Exchange, and dividends per share with respect to the periods indicated.

Period	High	Low	Close	Dividends
2008
First Quarter	$9.95	$7.00	$8.17	$0.36
Second Quarter	$10.74	$8.10	$8.32	$0.36
Third Quarter	$9.33	$6.46	$7.75	$0.36
Fourth Quarter	$7.79	$2.60	$3.91	$0.25
2009
First Quarter	$4.90	$1.25	$2.32	$0.10
Second Quarter	$4.10	$2.22	$2.83	$0.10
Third Quarter	$4.08	$2.51	$3.51	$0.10
Fourth Quarter	$3.74	$3.11	$3.43	$0.10

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

        On January 20, 2009, we declared a dividend of $0.25 per share of common stock, payable with respect to the quarter ended December 31, 2008, to stockholders of record as of January 28, 2009. The dividend was paid on February 27, 2009 in a combination of 40% cash and 60% common stock to the stockholders of record as of the close of business on January 28, 2009.

        On April 21, 2009, we declared a cash dividend of $0.10 per share of common stock. The dividend was paid on May 15, 2009 to the stockholders of record as of the close of business on May 5, 2009.

        On July 21, 2009, we declared a cash dividend of $0.10 per share of common stock. The dividend was paid on August 14, 2009 to the stockholders of record as of the close of business on August 4, 2009.

        On October 20, 2009, we declared a cash dividend of $0.10 per share of common stock. The dividend was paid on November 16, 2009 to the stockholders of record as of the close of business on November 6, 2009.

        On January 19, 2010, we declared a dividend of $0.10 per share of common stock. The dividend was paid on February 12, 2010 to the stockholders of record as of the close of business on February 5, 2010.

        On October 8, 2008 our Board of Directors authorized a share repurchase program of up to 10,000,000 shares of our outstanding common stock, or approximately 16% of our outstanding common stock. Stock repurchases under this program may be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the three months ended December 31, 2009 we did not purchase any shares pursuant to the share repurchase program. On February 25, 2010, the closing sales price for our common stock, as reported on the NYSE, was $4.39. As of February 25, 2010, there were 212 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Performance Graph

        Set forth below is a graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The period shown commences on January 1, 2005 and ends on December 31, 2009, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on January 1, 2005 and the reinvestment of any dividends. The stock price performance shown on this graph is not necessarily indicative of future price performance. The information in the graph and the table below was obtained from SNL Financial.

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
NorthStar Realty Finance Corp.	100.00	93.94	168.61	103.22	54.03	53.34
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
NAREIT All REIT Index	100.00	108.29	145.49	119.54	74.91	95.47

Equity Compensation Plan Information

        The following table summarizes information, as of December 31, 2009, relating to our equity compensation plans pursuant to which grants of securities may be made from time to time.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	7,125,345	n/a	181,634
2004 Long-Term Incentive Bonus Plan	197,968	n/a	—

Total	7,323,313	n/a	181,634

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

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes, each included elsewhere in this Form 10-K.

        The selected historical consolidated information presented for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 relates to our operations and has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K or our prior Annual Reports on Form 10-K.

        Our consolidated financial statements include our majority-owned subsidiaries which we control. Where we have a non-controlling interest, such entity is reflected on an unconsolidated basis.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share amounts)
Statements of Operations Data:
Revenues:
Interest income	$142,213	$212,432	$292,131	$135,091	$40,043
Interest income—related parties	17,692	14,995	13,516	11,671	8,374
Rental and escalation income	98,857	108,266	91,301	35,683	11,403
Advisory and management fee income—related parties	7,295	12,496	7,658	5,906	4,813
Other revenue	736	16,494	6,242	5,874	464

Total revenues	266,793	364,683	410,848	194,225	65,097
Expenses:
Interest expense	121,461	190,712	241,287	103,639	32,568
Real estate properties—operating expenses	14,692	8,289	8,719	8,561	2,044
Asset management fees—related party	3,381	4,746	4,368	594	—
Fund raising fees and other joint venture costs	—	2,879	6,295	—	—
Impairment on operating real estate	—	5,580	—	—	—
Provision for loan losses	83,745	11,200	—	—	—
General and administrative
Salaries and equity based compensation(1)	47,213	53,269	36,148	22,547	11,337
Auditing and professional fees	9,640	7,075	6,787	4,765	3,634
Other general and administrative	13,689	14,486	13,610	7,739	4,026

Total general and administrative	70,542	74,830	56,545	35,051	18,997
Depreciation and amortization	41,864	41,182	31,916	13,042	4,352

Total expenses	335,685	339,418	349,130	160,887	57,961
Income/(loss) from operations	(68,892)	25,265	61,718	33,338	7,136
Equity in (loss)/earnings of unconsolidated ventures	(1,809)	(11,918)	(11,684)	432	226
Unrealized gain/(loss) on investments and other	(209,976)	649,113	(4,330)	4,934	867
Realized gain on investments and other	128,461	37,699	3,559	1,845	2,160

Income/(loss) from continuing operations	(152,216)	700,159	49,263	40,549	10,389
Income from discontinued operations	1,844	2,170	1,047	798	547
Gain on sale of discontinued operations	13,799	—	—	445	28,852
Gain on sale of joint venture interest	—	—	—	279	—

Consolidated net income (loss)	(136,573)	702,329	50,310	42,071	39,788
Net income (loss) attributable to the non-controlling interests	6,293	(72,172)	(3,276)	(4,006)	(2,116)
Preferred stock dividends	(20,925)	(20,925)	(16,533)	(860)	—

Net income available to common stockholders	$(151,205)	$609,232	$30,501	$37,205	$37,672

Net income (loss) per share from continuing operations	(2.36)	9.62	0.48	0.91	0.38
Income per share from discontinued operations (basic/diluted)	0.02	0.03	0.02	0.01	0.03
Gain per share on sale of discontinued operations and joint venture interest (basic/diluted)	0.18	—	—	0.02	1.33

Net income (loss) per share available to common stockholders	$(2.16)	$9.65	$0.50	$0.94	$1.74

Common stock dividends declared	$0.55	$1.44	$1.43	$1.21	$0.53
Preferred stock dividends declared	20,925	20,925	16,533	860	—
Weighted average number of shares of common stock outstanding:
Basic	69,869,717	63,135,608	61,510,951	39,635,919	21,660,993
Diluted	77,193,083	70,136,783	65,086,953	44,964,455	27,185,013

(1)
For the year ended December 31, 2009, 2008, 2007, 2006 and 2005 includes $20,474, $24,680, $16,007, $9,080 and $5,847 in equity based compensation, respectively. Cash incentive compensation expense incurred but payable in future periods totaled $4,635, $2,169, $0, $0 and $0, respectively, for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data
Operating real estate—net	$978,902	$1,127,000	$1,134,136	$468,608	$198,708
Available for sale securities, at fair value	336,220	221,143	549,522	788,467	149,872
Real estate debt investments, net	1,936,482	1,976,864	2,007,022	1,571,510	681,106
Real estate debt investments, held-for-sale	611	70,606	—	—	—
Corporate loan investments	—	—	457,139	—	—
Investments in and advances to unconsolidated/uncombined ventures	38,299	101,507	33,143	11,845	5,458
Total assets	3,669,564	3,943,726	4,792,782	3,185,620	1,156,565
Mortgage notes and loans payable	795,915	910,620	912,365	390,665	174,296
Exchangeable senior notes	125,992	233,273	172,500	—	—
Bonds payable	584,615	468,638	1,654,185	1,682,229	300,000
Credit facilities	—	44,881	501,432	16,000	243,002
Secured term loans	368,865	403,907	416,934	—	—
Liability to subsidiary trusts issuing preferred securities	167,035	69,617	286,258	213,558	108,258
Repurchase obligations	—	176	1,864	80,261	7,054
Total liabilities	2,210,924	2,329,966	4,152,248	2,502,990	863,862
Non-controlling interests	185,469	198,593	22,495	22,859	44,278
Stockholders' equity	1,273,171	1,415,167	618,039	659,771	248,425
Total liabilities and stockholders' equity	$3,669,564	$3,943,726	$4,792,782	$3,185,620	$1,156,565

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Other Data:
Cash Flow from:
Operating activities from continuing operations	$54,518	$87,612	$102,238	$53,998	$849,625
Investing activities	125,559	(110,708)	(2,373,929)	(1,852,961)	(881,090)
Financing activities	(175,188)	3,306	2,380,767	1,815,828	11,630

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

Sources of Operating Revenues

        We primarily derive revenues from interest income on the real estate debt investments that we originate with borrowers or acquire from third parties and our real estate securities in which we invest. We generate rental income from our net lease investments. We also generate interest revenues from our ownership interest in non-consolidated securities CDO issuances and advisory fee income, and income from our unconsolidated ventures. Other income comprises a much smaller and more variable source of revenues and is generated principally from fees associated with early loan repayments.

        We primarily derive income on a recurring basis through the difference between the interest and rental income we are able to generate from our investments, and the cost at which we are able to obtain financing for our investments. In order to protect this difference, or "spread", we seek to match-fund our investments using secured sources of long term financing such as CDO financings, mortgage financings and long-term unsecured subordinate debt. Match-funding means that we try to obtain debt with maturities equal to our asset maturities, and borrow funds at interest rate benchmarks similar to our assets. Match-funding results in minimal impact to spread when interest rates are rising and falling and minimizes refinancing risk since our asset maturities match those of our debt. We may also acquire investments which generate attractive returns with no long-term financing. Realized gains have more recently been a significant source of income and have been primarily derived by selling securities at premiums to our carrying values and by repurchasing our issued debt at discounts to contractual face amounts. Both of these activities are opportunistic in nature and are very dependent on market conditions; therefore it is difficult to predict whether realized gains may be a significant part of income in the future.

  Real Estate Debt

        We primarily earn interest income from real estate debt investments. At December 31, 2009, our real estate debt portfolio consisted of approximately $1.9 billion of senior and subordinate debt investments. We completed one new investment in 2009, three investments in 2008, 41 investments in 2007, 74 investments in 2006 and 44 investments in 2005.

        Approximately 89.3% of our loan assets generate interest income based upon a floating index, primarily one-month LIBOR, plus a credit spread. Our revenues will be impacted by changes in LIBOR; however, we seek to minimize the impact of changes in floating interest rates by financing floating rate assets with floating rate debt having interest rates benchmarked to the same index as our assets. Decreases in floating interest rates may result in lower income for our stockholders because the unfinanced portion of the asset is not hedged, notwithstanding the match-funding of floating rate assets with floating rate liabilities.

  Real Estate Securities

        We earn interest income from real estate fixed income securities and management fees from our Securities Fund and off-balance sheet CDO financings. Similar to our real estate debt business, we seek to minimize the impact of floating interest rates by funding floating rate assets with floating rate debt and by hedging fixed rate assets funded with floating rate debt.

  Net Lease Properties

        We earn rental and escalation income from our net leased properties. During 2007, 2006 and 2005, we acquired $125.9 million, $164.9 million and $215.4 million, respectively, of core net lease properties. We made no core net lease acquisitions during 2008 or 2009. Part of our business strategy had been to expand our net lease business into underserved real estate sectors. In 2006, we partnered with experts in the healthcare-related net lease business and formed the Wakefield joint venture. The joint venture acquired approximately $591.0 million of healthcare facilities in 2007 and $4.2 million in 2008 and in 2009 we acquired our partner's minority interest in the venture.

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

Outlook and Recent Trends

        U.S. macroeconomic, financial and real estate sector conditions have remained poor since 2007, when the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets. The resulting virtual shutdown of the credit and equity markets pushed the U.S. economy into recession, with the unemployment rate increasing from a low of 4.4% in 2007 to 10.0% at December 31, 2009. Several major financial institutions failed or had to be rescued in 2008, and 140 banks failed in 2009. The U.S. Government responded in early 2009 to deteriorating conditions by creating several programs such as the Troubled Asset Relief Program and the Public-Private Investment Program (TARP and TALF, respectively), designed to create demand for financial instruments and to re-equitize weaker banks. Congress also passed in early 2009 a $787 billion economic stimulus package, and the U.S. Federal Reserve lowered the Fed Funds target rate from over 5% in 2007 to 0-0.25% in 2009 and introduced massive amounts of cash liquidity into the banking system.

        The corporate bond, consumer asset-backed debt and equity markets began to recover during 2009, although macroeconomic statistics remained weak and the commercial mortgage-backed markets remained virtually closed. Other traditional commercial real estate lenders such as banks and life companies severely curtailed their lending during this period, resulting in a severe shortage of debt capital for real estate investors and those needing to refinance maturing loans. During 2009 the TALF program began providing 85% three and five-year non-recourse financing for the highest rated commercial mortgage-backed securities (CMBS) in order to decrease credit spreads and with the expectation that the subsidized financing would eventually enable the CMBS markets to begin functioning. The program to-date has been modestly successful in reducing yields on the highest rated securities, but no new multi-borrower CMBS deals have been completed. The lack of available credit for commercial real estate has depressed values and resulted in increasing loan defaults and restructurings throughout the industry. Furthermore, poor economic conditions have generally resulted in declining cash flow from commercial real estate, further depressing values and increasing the difficulty in finding new capital.

        Despite these conditions, REITs have collectively raised nearly $30 billion of debt and equity capital, and the Morgan Stanley REIT Index returned approximately 28.6% for 2009. In addition, several REITs with a real estate debt focus raised approximately $1.5 billion of capital in 2009. Notwithstanding the ability of the public REIT market to raise capital, this market is very small relative to the size of the estimated $1.5 trillion commercial real estate finance market and we expect commercial real estate fundamentals to continue to deteriorate into 2010.

  Commercial Real Estate Macroeconomic Conditions

        Virtually all commercial real estate property types have been adversely impacted by this prolonged economic recession and liquidity crisis, including hotel, retail, office, industrial and multi-family properties. Land, condominium and other commercial property types have also been severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Business and retailer failures increased during 2009 and are expected to negatively impact occupancy rates in the future. Our credit loss provisioning levels for 2009 were higher than in the past due to the impact of these conditions. The degree to which commercial real estate values are impacted by weaker economic conditions and the level of credit losses in our asset base will be determined primarily by the length that such conditions persist, the scarcity and cost of new debt capital, the absolute level of one-month LIBOR and the severity of the economic contraction, among other things.

        Most of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of December 31, 2009 is 0.23%, well below its 3.35% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which have partially offset decreasing cash flows caused by the economic recession, and extended the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property, although the availability and cost of debt capital appears to have a much more significant impact on property values. Currently, a lack of readily available financing, economic uncertainty and higher returning alternative investment opportunities have increased investor return expectations resulting in much higher risk premiums and, despite the lower interest rate, lower valuations for commercial real estate properties. The conditions are adversely impacting the performance of our real estate loans and securities and the related collateral properties. The deep economic recession combined with a crippled banking sector has resulted in weakening cash flows from collateral properties and extreme difficulties in obtaining repayments at maturity.

        For existing loans, when credit spreads widen, which was the case in 2008 and early 2009, the economic value of existing loans decreases. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan will impact the total proceeds that the lender will receive.

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

        Real estate securities values are also influenced by credit ratings assigned to the securities by accredited rating agencies. The rating agencies have changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Combined with a poor economic outlook, their reviews have resulted in, and are continuing to result in, large amounts of ratings downgrade actions for CMBS, negatively impacting market values of CMBS and in some cases negatively impacting the CDO financing structures used by us and others to leverage these investments.

        Our net leased assets are also adversely impacted by a weaker economy as well. Corporate space needs are contracting resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants, which could result in their inability to meet the terms of their leases.

  Our Strategy

        We responded to these difficult conditions by decreasing investment activity and aggressively raising corporate capital when we observed deteriorating market conditions. We expect credit to continue to be challenging in 2010 and continue to focus our company resources on portfolio management activities to preserve our invested capital and liquidity. We anticipate that most of our investment activity and uses of available unrestricted cash liquidity for the foreseeable future will be focused on discounted repurchases of our previously issued debt securities which generally have been available in the market at very attractive prices, for amortization of bank debt and for growth in our asset management portfolio.

        The lack of supply and high demand for capital is allowing investors with cash to make investments with very attractive returns compared to historical levels. For this reason, we are working to raise equity capital through alternative channels, especially in the nonlisted REIT market. We have filed a registration statement on Form S-11 for NorthStar Real Estate Income Trust, Inc., a commercial finance REIT that will be managed by us and will not be listed on a major exchange, and we are building a wholesale broker dealer network to raise equity capital for the nonlisted REIT. We are also raising equity under an SEC Regulation D exemption for NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT also managed by us. We expect to use our broad commercial real estate investment and management platform to operate these companies and to earn management fees in return for our services.

        REITs focused on healthcare properties are currently being attractively valued, compared to historical levels, by the public equity markets, and at a much lower cost of capital than us. In December 2009, we filed a registration statement on Form S-11 for NorthStar Healthcare Investors, Inc. (NRH), a newly formed REIT containing a majority of our net leased healthcare real estate business having a net book value of approximately $604.6 million at December 31, 2009. We expect that if NRH goes public it would also be managed by us and we would earn a management fee for our services.

        Both the private REITs and the NRH filing reflect our strategy of accessing alternative sources of equity capital, leveraging our existing platform to generate fee revenues and to become less reliant on the public markets to grow our business.

  Our Financing Structures

        Approximately $4.0 billion of our collateralized debt obligations, (including the off-balance sheet and on-balance sheet term CDO financings), currently permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. We also have assets with a net book value of approximately $463.3 million financed on a bank term loan with an outstanding balance of $332.1 million at December 31, 2009. On October 28, 2009, we completed a three-year extension of this bank term loan and we repaid approximately $52.5 million of the outstanding balance by using uninvested cash contained within our CDO financings. The bank debt requires six semi-annual amortization payments of $15 million, representing aggregate paydowns totaling $90 million over its term. Approximately $990.4 million of our funded loan commitments have their initial maturity date in 2010; however, most of the loans contain extension options of at least one year (many subject to performance criteria). We also expect that a majority of the $314.4 million of loans having final maturities in 2010 will have their maturities extended beyond 2010 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital. It is therefore difficult to estimate how much capital, if any, will be generated in our CDO financings from loan repayments during 2010 to create availability to further amortize the bank loan.

        Our CDO structures do not have corporate financial covenants but require that the underlying loans and securities meet interest coverage and collateral value coverage (as defined by the indentures) in order for us to receive regular cash flow distributions. If the tests are not met cash flow is diverted from us to repay the liabilities until the tests are back into compliance. In some cases, our ability to reinvest can be adversely impacted if these tests are not in compliance. Ratings downgrades and defaults of CMBS and other securities can reduce the deemed value of the security in measuring collateral coverage, depending on the level of the downgrade. Also, defaults in our loans can reduce the collateral coverage of the defaulted loan in our CDO structures. As economic conditions remain weak and capital for commercial real estate remains scarce, we expect credit quality in our assets and across the commercial real estate sector to continue to weaken. While we have devoted a majority of our resources to managing our existing asset base, a continued poor environment and additional credit ratings downgrades will make maintaining compliance with the CDO structures more difficult, jeopardizing regular cash flow distributions to our company.

        We believe that liquidity will eventually return more broadly to the commercial real estate finance markets. Corporate debt capital is available to the stronger equity REITs, and three single-borrower CMBS transactions were completed in the fourth quarter of 2009. Other sources could include financing from U.S. Government sponsored programs such as PPIP, term loans from financial institutions and life insurance companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets. We also believe that the CMBS markets will eventually heal and once again become an important source of secured non-recourse debt capital for commercial real estate.

Risk Management

        We use many methods to actively manage our asset base to preserve our income and capital. Generally, for loans and net lease assets, frequent dialogue with borrowers/tenants and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early and prior to missed debt service and lease payments. Many of our loans also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments also may be an early indicator there could be a problem with the borrower or collateral property. We also may negotiate modifications to loan terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. Generally, when we make a concession such as reducing an interest rate or extending a maturity date, we seek to get additional collateral and/or fees in return for the modification although as the economic recession continues, obtaining additional collateral from struggling borrowers has become more difficult. In some cases we may issue default notices and begin foreclosure proceedings when the borrower is not complying with the loan terms and we believe taking control of the collateral is the best course of action to protect our capital. For net leases, we may seek to obtain up-front or accelerated payment in return for an early cancelation of the lease if we believe the tenant's creditworthiness has significantly deteriorated and that taking control of the property and re-leasing it maximizes value.

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

        At December 31, 2009, our loan portfolio had the following credit statistics:

	Number of Loans	Dollar Value (in thousands)	Percent of Total Loan Portfolio
Non-performing loans(1)	6	$99,259	4.91%
Loan loss reserves(2)	13	81,000	4.01%

(1)
A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default.

(2)
Includes four of the six non-performing loans.

        At December 31, 2009, our loan portfolio principal and interest aging is as follows (inclusive of our non-performing loans) (in thousands):

1 – 30 Days	31 – 60 Days	61 – 90 Days	90+ Days
$25,825	$78	$12	$73,839

        During 2009, we recorded $83.7 million of credit loss provisions relating to 15 loans, and had one foreclosure resulting in the full write-off of a $9.3 million mezzanine loan. During 2009 we also incurred $9.0 million of losses associated with the discounted payoffs in advance of their stated maturities of two first mortgage loans having a $55.9 million aggregate book value. As of December 31, 2009, loan loss reserves totaled $81.0 million and related to 13 loans having an aggregate $290.3 million book value (exclusive of the related reserve).

        Activity in the allowance for credit losses on real estate debt investments for the periods ended December 31, 2008 and 2009, respectively, is as follows:

Credit Loss Reserve
Balance at December 31, 2007	$—
Provision for credit losses	11,200

Balance at December 31, 2008	11,200
Provision for credit losses	83,745
Write-offs	(13,945)

Balance at December 31, 2009	$81,000

        At December 31, 2009, we had six loans totaling $99.3 million on non-performing status due to maturity defaults, and $37.9 million of our credit loss reserves were allocated to these loans. First mortgages represent approximately 61.3% of the book value of these loans (exclusive of reserves), and 42.7% of the loans are backed by land collateral. There can be no assurance that acceptable assumption and modification agreements can be reached with the respective borrowers under our non-performing loans, and if agreements cannot be reached we may determine that more reserves are required for these loans.

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

        During 2009, we modified the contractual interest rates of loans as part of restructuring or extension negotiations and, in some cases, we discontinued the recognition of income for interest accrual rates in excess of the stated cash pay rates. In the aggregate, these changes, as well as loans which were non-performing during the year, resulted in an approximate $13.5 million reduction to interest income ($24.3 million on an annualized basis).

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

  Principles of Consolidation

        The consolidated financial statements include our accounts and our majority-owned subsidiaries and variable interest entities ("VIE") where we are deemed the primary beneficiary. All significant inter-company balances have been eliminated in consolidation.

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

        Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

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

        We have valued our financial instruments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis. For some financial instruments little market activity may exist; management's determination of fair value is then based on the best information available in the circumstances, and may incorporate management's own assumptions and involve a significant degree of management's judgment.

        Investments for which market prices are not observable are generally investments in equity or income notes of CDO financings, equity interests in collateralized loan obligations and trust preferred securities. Fair values of these investments are determined by reference to market rates or prices provided by the underwriters of the structured securities or cash flow models utilizing an internal rate of return provided by the underwriters of the CDO or CLO transaction. An analysis is applied to the estimated future cash flows using various factors depending on the investments, including various reinvestment parameters.

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

  Fair Value Option

        The fair value option of accounting for financial assets and financial liabilities provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option permits election on an instrument by instrument basis at initial recognition. We have elected to fair value our third party available for sale securities, our exchangeable senior notes, our N-Star bonds payable and our liabilities to subsidiary trust issuing preferred securities.

  Available for Sale Securities

        We determine the appropriate classification of our investments in securities at the time of purchase and reevaluate such determination at each balance sheet date. Securities for which we do not have the intent or the ability to hold to maturity are classified as available for sale securities. We have designated our investments in the equity notes and our non investment grade notes of unconsolidated CDO financings as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. These securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Our available for sale securities that serve as collateral for our CDO financings, which we have elected the fair value option, are carried at fair value with the net unrealized gains or losses reported as a component of earnings in the statement of operations. For additional information regarding unrealized gains and losses due to changes in the fair value of our available for sale securities at December 31, 2009 and 2008, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

        Interest income on our investments in the equity notes of our unconsolidated CDO financings is recognized on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, we calculate a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

        Rental Income from our net lease portfolio is recognized on a straight-line basis over the non-cancelable term of the respective leases.

  Credit Losses, Impairment and Allowance for Doubtful Accounts

        We assess whether unrealized losses on the change in fair value on our available for sale securities reflect a decline in value which is other than temporary. If it is determined the decline in value is other than temporary, the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying loans.

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

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows to be generated by the property are less than the carrying value of the property. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

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

  Stock Based Compensation

        We have adopted the fair value method of accounting for equity based compensation awards. For all fixed equity based awards to employees and directors, which have no vesting conditions other than time of service, the fair value of the equity award at the grant date will be amortized to compensation expense over the award's vesting period. For performance based compensation plans we recognize compensation expense at such time as the performance hurdle is anticipated to be achieved over the performance period based upon the fair value at the date of grant. For target-based compensation plans we recognize compensation expense over the vesting period based upon the fair value of the plan.

  Derivatives and Hedging Activities

        We account for our derivatives and hedging activities as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Additionally, the fair value adjustments of each period will affect our consolidated financial statements differently depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

        With respect to derivative instruments that have not been designated as hedges, or are hedges on debt that is remeasured at fair value, any net payments under, or fluctuations in the fair value of, such derivatives are recognized currently in income. Our basis swaps have been designated as non-hedge derivatives.

        In January 2008, we elected the fair value option for our bonds payable and its liability to subsidiary trusts issuing preferred securities. Accordingly, the changes in fair value of these financial instruments are recorded in earnings. As a result of this election, the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting since the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earnings over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings.

        Our derivative financial instruments contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. We minimize such risk by limiting our counterparties to major financial institutions with single A or better credit ratings. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored.

Recent Accounting Pronouncements

        In January 2009, The Financial Accounting Standards Board ("FASB") issued an accounting pronouncement which amends previously issued impairment guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The pronouncement also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in other related guidance. The pronouncement is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued an accounting pronouncement which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. The pronouncement applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The pronouncement will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued an accounting pronouncement which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The pronouncement will be applied prospectively and retrospective application is not permitted. The pronouncement is effective for interim and annual periods ending after June 15, 2009. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued an accounting pronouncement which will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The pronouncement would apply to certain financial instruments and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The pronouncement is effective for interim and annual periods ending after June 15, 2009. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the pronouncement for the quarter ended June 30, 2009. Our adoption of the pronouncement did not have a material effect on our financial condition, results of operations, or cash flows.

        In June 2009, the FASB issued an accounting pronouncement which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for fiscal years beginning after November 15, 2009. Our adoption of the pronouncement will not have a material effect on our financial condition, results of operations, or cash flows.

        In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires an analysis of quantitative rather than qualitative factors to determine the primary beneficiary of a VIE. The guidance requires an entity to consolidate a VIE if (i) it has the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The pronouncement is effective for fiscal years beginning after November 15, 2009. As a result of the implementation of this pronouncement, we will consolidate four of our off balance sheet CDO financings. At December 31, 2009, the par value of the assets and liabilities of the four off-balance sheet CDO financings that will be consolidated as of January 1, 2010, is approximately $1.64 billion and $1.34 billion, respectively (see Note 8 for further details). We have elected the fair value option of accounting for the assets and liabilities of these entities upon consolidation. We are in the process of determining the fair market value of the CDO financings assets and liabilities that will be consolidated upon implementation of this pronouncement.

        In June 2009, the FASB issued an accounting pronouncement which approved the "FASB Accounting Standards Codification" ("Codification") as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification did not have an impact on our financial condition or results of operations.

        In August 2009, the FASB issued an Accounting Standards Update ("ASU") which amends the Codification and provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, an entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, (ii) another valuation technique consistent with the principles of fair value measurements and disclosures such as a present value technique or a market approach that is based on the amount at the measurement date that the entity would pay to transfer the identical liability or would receive to enter into the identical liability. The update is effective for the first reporting period (including interim periods) beginning after issuance, which for the us is October 1, 2009. Our adoption of the ASU did not have a material effect on our financial condition, results of operations, or cash flows.

        In January 2010, the FASB issued an ASU which amends the Codification and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The ASU is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of the ASU did not have an impact on our financial condition, results of operations or disclosures.

        January 2010, the FASB issued an ASU which amends fair value disclosure requirements such that an entity will be required to present detailed disclosures about transfers to and from Level 1 and 2 of the fair value valuation hierarchy and to present purchases, sales, issuances, and settlements on a "gross" basis within the Level 3 of the fair value valuation hierarchy. The ASU is effective for interim and annual periods beginning on or after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. The adoption of the ASU will not have an impact on our financial condition or results of operations.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenues

  Interest Income

        Interest income for the year ended December 31, 2009 totaled $142.2 million, representing a decrease of $70.2 million, or 33%, compared to $212.4 million for the year ended December 31, 2008. In 2009, the combination of a lower average one-month LIBOR of approximately 247 basis points and lower comparable asset balances resulted in a decrease of approximately $65.4 million in interest income. In addition, the recapitalization and deconsolidation of our corporate lending venture in 2008 further decreased interest income by $11.3 million. The decrease was partially offset by a net increase to interest income of approximately $6.5 million resulting primarily from the acquisition during 2009 of higher yielding commercial real estate securities and real estate debt investment fundings with a net book value of $481.2 million subsequent to December 31, 2008 offset by approximately $465.3 million of investment dispositions and repayments during 2009.

  Interest Income—Related Parties

        Interest income from related parties for the year ended December 31, 2009 totaled $17.7 million, representing an increase of $2.7 million, or 18%, compared to $15.0 million for the year ended December 31, 2008. The increase is attributable to securities purchases within our non-consolidated CDO financings in which we own the non-investment grade note classes. We are generally earning higher yields on securities purchased during 2009 due to wider credit spreads. All of our real estate securities CDO financings completed since 2006, in which we retain the equity notes, have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the year ended December 31, 2009 totaled $98.9 million, representing a decrease of $9.4 million, or 9%, compared to $108.3 million for the year ended December 31, 2008. The decrease was primarily attributable to decreases of $8.4 million related to the Reading, PA property lease termination in 2008 and the Chatsworth, CA property lease disaffirmation and foreclosure of the properties by the first mortgage lender in 2009, a decrease of $7.4 million was attributable to the change of our net lease relationship with one of our healthcare operators, which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and our unconsolidated affiliate simultaneously entered into a management agreement with a third party operator and $0.9 million related to lower rents on the lease renewal for the Cincinnati, OH property for the year ended December 31, 2009 as compared to the year ended December 31, 2008, partially offset by an increase in rental income of $5.9 million related to the restructuring and termination of two of our leases with an operator in our healthcare portfolio and a $1.4 million increase in rental income in our net lease healthcare portfolio for leases, which are based on CPI indices.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the year ended December 31, 2009 totaled $7.3 million, representing a decrease of approximately $5.2 million, or 42%, compared to $12.5 million for the year ended December 31, 2008. The decrease was primarily attributable to the sale of 67% of the advisory fee income stream from one of our CDO financings to the Securities Fund which resulted in the recognition of an additional $4.8 million in advisory fee income during the second quarter 2008. In addition, the reinvestment periods have expired in two of our CDO financings resulting in lower advisory fees due to collateral payoffs.

  Other Revenue

        Other revenue for the year ended December 31, 2009 totaled $0.7 million, representing a decrease of $15.8 million, or 96%, compared to $16.5 million for the year ended December 31, 2008. Other revenue for year ended December 31, 2009 consisted primarily of $0.3 million in assumption and late fees, $0.2 million in unused credit line fees and $0.2 million in other fees. Other revenue for the year ended December 31, 2008 consisted primarily of: (i) a $9.0 million lease termination fee; (ii) $5.6 million in profit participation proceeds from modifications of real estate debt investments; (iii) $0.6 million of exit fees; and (iv) $1.3 million of unused credit line fees, prepayment penalties, draw fees and other miscellaneous revenue.

Expenses

  Interest Expense

        Interest expense for the year ended December 31, 2009 totaled $121.5 million, representing a decrease of $69.2 million, or 36%, compared to $190.7 million for the year ended December 31, 2008. The decrease in interest was primarily the result of: (i) $40.1 million lower interest on our issued CDO notes and trust preferred debt due to lower average LIBOR rates, debt repurchases and repayments; (ii) $8.2 million lower interest on our 7.25% exchangeable senior notes due to repurchases; (iii) $5.9 million lower interest as a result of the recapitalization, termination and de-consolidation of our corporate lending venture in 2008; (iv) $7.9 million lower interest relating to lower average balances and lower LIBOR rates on our WA Secured Term Loan; (v) $3.9 million in lower interest rates on our Euro-note; (vi) $3.1 million lower interest as a result of the foreclosure by the first mortgage lender of our Chatsworth, CA properties; (vii) $2.2 million lower interest related to the termination of our unsecured revolving credit line in May 2008; and (viii) $1.1 million lower interest related to lower average balances on repurchase obligations. The decrease in interest expense was partially offset by $3.2 million in additional expense from our $80.0 million 11.50% exchangeable senior notes issued in May 2008.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for year ended December 31, 2009 totaled $14.7 million, representing an increase of $6.4 million, or 77%, compared to $8.3 million for year ended December 31, 2008. The increase was primarily attributable to $7.0 million of operating expenses now consolidated in our financial statements resulting from terminating two of our net leases with an operator in our healthcare portfolio. The properties will continue to be managed by third parties and we will now consolidate the revenues and expenses relating to these operations. The increase was also attributable to expenses of $0.5 million that are no longer reimbursed related to the Reading, PA facility that is now vacant, partially offset by $1.0 million in lower expenses as a result of the first mortgage lender foreclosing on the Chatsworth, CA properties.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the year ended December 31, 2009 totaled $3.4 million, representing a decrease of $1.3 million, or 28%, compared to $4.7 million for the year ended December 31, 2008. The decrease was primarily attributable to the termination of the corporate lending joint venture agreement. We incurred $3.4 million of management fees to Wakefield Capital Management and no management fees to the corporate lending joint venture for the year ended December 31, 2009, respectively. We incurred $3.4 million of management fees to Wakefield Capital Management and $1.3 million of management fees to our former corporate lending venture for the year ended December 31, 2008, respectively.

  Fundraising Fees and Other Joint Venture Costs

        We did not incur any fundraising fees and other joint venture costs for the year ended December 31, 2009. In 2008 these costs included a $2.9 million write-off of goodwill relating to our NRF Capital acquisition in 2005.

  Impairment on Operating Real Estate

        We had no impairment on operating real estate for the year ended December 31, 2009 compared to a $5.6 million impairment for the year ended December 31, 2008. The impairment on operating real estate was taken on our net investment comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and 100% leased as of December 31, 2008. The buildings had a combined $57.0 million net book value and were financed with a non-recourse $43.0 million first mortgage loan and a $9.3 million mezzanine loan. On February 5, 2009, we became aware the tenant intended to vacate the properties by March 23, 2009. As a result, we determined that we would return the property back to the first mortgage lender and accordingly, we took an impairment charge of $5.6 million as of December 31, 2008.

  Provision for Loan Losses

        Provision for loan losses for the year ended December 31, 2009 totaled $83.7 million for 15 loans. The provision for loan losses for the year ended December 31, 2009 included $38.0 million for first mortgage whole loans, $16.0 million for subordinated mortgage interests and $29.7 million for mezzanine loans. Provision for loan losses for the year ended December 31, 2008 totaled $11.2 million. During 2008, we recorded $15.7 million for 10 separate loans and reversed $4.5 million of reserves relating to four separate loans due to resolution of the impairment which resulted in the original reserve.

  General and Administrative

        General and administrative expenses for the year ended December 31, 2009 totaled $70.5 million, representing a decrease of $4.3 million, or 6%, compared to $74.8 million for the year ended December 31, 2008. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the year ended December 31, 2009 totaled $47.2 million, representing a decrease of approximately $6.1 million, or 11%, compared to $53.3 million, for the year ended December 31, 2008. The decrease was attributable to a $1.9 million decrease related to salaries and accrued cash incentive compensation costs and a $4.2 million decrease related to equity-based compensation. The $1.9 million decrease in salaries and accrued compensation was attributable to lower staffing levels in 2009. Included in salaries and accrued cash incentive compensation cost for 2009 and 2008 are $4.6 million and $2.2 million, respectively, of deferred cash incentive compensation payable in future periods upon continuing employment. The $4.2 million decrease in equity-based compensation expense was attributable to the one-time grants of $0.7 million in 2008 in connection with employee compensation arrangements and $1.2 million in connection with employee separation agreements. In addition, approximately $2.2 million of the decrease was attributable to a decrease of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan and our 2006 Outperformance Plan relating to awards fully vesting and a $0.1 million decrease in our annual directors grants.

        Auditing and professional fees for the year ended December 31, 2009 totaled $9.6 million, representing an increase of $2.5 million, or 35%, compared to $7.1 million for the year ended December 31, 2008. The increase was primarily attributable to approximately $1.2 relating to lease restructuring expense in our healthcare portfolio, and a $1.1 million increase in legal fees for general corporate work, and portfolio management.

        Other general and administrative expenses for the year ended December 31, 2009 totaled $13.7 million, representing a decrease of approximately $0.7 million, or 5%, compared to $14.4 million for the year ended December 31, 2008. The decrease was primarily attributable to decreased overhead costs resulting from lower staffing levels during the year ended December 31, 2009.

  Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2009 totaled $41.9 million, representing an increase of $0.7 million, or 2%, compared to $41.2 million for the year ended December 31, 2008. This increase was primarily attributable to an increase of $6.3 million related to the write off of certain costs associated with the lease restructuring and termination of two of our leases with an operator in our healthcare portfolio and our restructured net lease relationship with one of our healthcare operators partially offset by lower depreciation and amortization of $5.7 million relating to the lease termination for the Reading, PA property and the foreclosure by the first mortgage lender of the Chatsworth, CA property.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the year ended December 31, 2009 was a net $1.8 million loss, representing a decrease of $10.1 million, compared to a loss of $11.9 million for the year ended December 31, 2008. For the year ended December 31, 2009, we recognized equity in losses of $6.5 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $3.7 million from the LandCap joint venture. The losses were partially offset by equity in earnings of $8.0 million from our unconsolidated affiliated lessee formed in 2009, resulting from the termination of a lease to a third party in our healthcare real estate portfolio and $0.4 million in connection with a net lease joint venture. For the year ended December 31, 2008, we recognized equity in losses of $12.4 million from the Securities Fund and equity in loss of $3.4 million on the LandCap joint venture. The losses in 2008 were partially offset by income from our investment in a corporate lending venture prior to terminating the joint venture in May 2008, from which we recognized $3.4 million of equity in earnings and $0.5 million in connection with our net lease joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $859.1 million for the year ended December 31, 2009 to a loss of $210.0 million, compared to a gain of $649.1 million for the year ended December 31, 2008. The unrealized loss on investments for the year ended December 31,

2009 consisted primarily of unrealized losses related to mark-to-market adjustments of $97.4 million on liability to subsidiary trusts issuing preferred securities, $51.1 million on various issued CDO bonds payable, unrealized losses related to mark-to-market adjustments of $31.1 million on our corporate lending joint venture (which is an equity investment that is marked to market), unrealized losses of $22.1 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and unrealized losses of $8.3 million on various available for sale securities. The unrealized gain on investment for the year ended December 31, 2008 consisted primarily of unrealized gains related to mark-to-market adjustments of $958.2 million on various N-Star CDO bonds payable and $95.2 million on liability to subsidiary trusts issuing preferred securities, offset partially by unrealized losses related to mark-to-market adjustments of $338.0 million on various available for sale securities, $30.0 million on our corporate lending joint venture and $36.3 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting.

  Realized Gain on Investments and Other

        The realized gain of $128.5 million for the year ended December 31, 2009 consisted primarily of net realized gains of $51.3 million on the repurchase of $92.6 million face amount of our 7.25% exchangeable senior notes, $8.2 million on the repurchase of $19.3 million face amount of our 11.5% exchangeable senior notes, net realized gains of $73.3 million on the sale of certain real estate debt securities available for sale, a $0.4 million gain on the repurchase of various N-Star bonds and $0.2 million in various write-offs on the sale of real estate debt investments, offset partially by realized losses of $3.8 million related to the discounted payoff of a first mortgage, losses of $0.7 million on the abandonment of CDO notes and a foreign currency translation loss of $0.7 million related to our Euro-denominated investment. The realized gain on investments and other of $37.7 million for the year ended December 31, 2008, was attributable to the recapitalization of our corporate loan venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition, in 2008, we recognized a $38.2 million gain on the repurchase of various N-Star bonds, exchangeable senior notes and liability to subsidiary trusts issuing preferred securities, a foreign currency translation loss of $0.3 million related to our Euro-denominated investment and a $0.2 million loss on the sale of certain securities.

  Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In December 2009, our Wakefield venture sold a portfolio of 18 assisted living facilities located in North Carolina. Accordingly, net income of $1.8 million and $2.2 million related to the operations of these properties was reclassified to income from discontinued operations for the years ended December 31, 2009 and 2008, respectively.

  Gain on Sale from Discontinued Operations

        In December 2009, our Wakefield venture sold a portfolio of 18 assisted living facilities located in North Carolina and we recognized a gain on sale of $13.8 million for the year ended December 31, 2009. We had no such gain on sale for the year ended December 31, 2008.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenues

  Interest Income

        Interest income for the year ended December 31, 2008 totaled $212.4 million, representing a decrease of $79.7 million, or 27%, compared to $292.1 million for the year ended December 31, 2007. The decrease consisted of a $62.7 million decrease attributable to a lower average LIBOR rate during 2008 of approximately 250 basis points compared to 2007, a decrease of $32.0 million in interest income attributable to the sale of securities investments to the Securities Fund and the deconsolidation of our corporate lending venture as a result of the recapitalization. The decrease was partially offset by a net increase to interest income of approximately $15.3 million resulting from the origination and acquisition of commercial real estate debt and commercial real estate securities during 2008 with a net book value of $388.5 million offset by approximately $330.0 million of investment dispositions and repayments during 2008.

  Interest Income—Related Parties

        Interest income from related parties for the year ended December 31, 2008 totaled $15.0 million, representing an increase of $1.5 million, or 11%, compared to $13.5 million for the year ended December 31, 2007. The increase is attributable to increases in our investments in the non-investment grade note classes of our unconsolidated CDO financings. All of our real estate securities CDO financings completed since 2006 in which we retain the equity notes have been accounted for as on-balance sheet financings.

  Rental and Escalation Income

        Rental and escalation income for the year ended December 31, 2008 totaled $108.3 million, representing an increase of $17.0 million, or 19%, compared to $91.3 million for the year ended December 31, 2007. The increase was primarily attributable to net lease property acquisitions by our Wakefield joint venture during 2007 for which we earned a full year of revenues in 2008. These acquisitions collectively contributed $13.1 million of additional rental income. The full year impact of other net lease properties acquired during 2007 contributed additional rental and escalation income of $3.7 million during 2008.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the year ended December 31, 2008 totaled $12.5 million, representing an increase of approximately $4.8 million, or 62%, compared to $7.7 million for the year ended December 31, 2007. In July 2007, we sold our equity interest in one of our CDO financings to the Securities Fund. As a result of the sale, it is no longer consolidated into our financial statements, but we continue to earn advisory fees from the financing. During the second quarter 2008, we sold 67% of our advisory fee income stream, pursuant to our agreement with in one of our CDO financings, to the Securities Fund. The increase was primarily attributable to the recognition of an additional $4.8 million in fee income related to the sale and the advisory fees earned prior to the sale of $1.0 million, partially offset by reduced advisory fees earned on the CDO after the sale of $1.0 million, all of which were formerly eliminated in consolidation.

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

Expenses

  Interest Expense

        Interest expense for the year ended December 31, 2008 totaled $190.7 million, representing a decrease of $50.6 million, or 21%, compared to $241.3 million for the year ended December 31, 2007. The decrease in interest was primarily the result of: (i) $41.2 million lower interest on issued CDO notes and trust preferred debt due to lower average LIBOR rates, debt repurchases and debt repayments; (ii) $2.6 million of lower deferred financing fee amortization relating to debt on which we elected the fair value option in 2008; (iii) $15.8 million lower interest relating to the debt associated with assets sold to the Securities Fund in 2007; (iv) $8.3 million lower interest as a result of the recapitalization of our corporate lending venture in 2008; (v) $5.3 million relating to lower average balances and lower LIBOR rates on our WA Term Loan; (vi) $0.3 million related to the termination of our unsecured revolving credit line in May 2008; and (vii) $3.9 million lower interest due to the partial repayment of repurchase obligations. The decrease in interest expense was partially offset by: (i) $9.5 million of additional interest on mortgage loans payable due to the full year impact of 2007 acquisitions in our net lease portfolio; (ii) an increase of $5.8 million relating to the full year impact of the June 2007 closing of our $172.5 million exchangeable senior notes offering; (iii) $5.4 million from $80.0 million exchangeable senior notes offering issued in May 2008; (iv) $2.9 million from the full year impact of the Euro-note; and (v) $2.2 million relating to the full .year impact of the August 2007 JP Facility and our new LB term loan which closed in June 2008. In additional interest expense for 2008 does not reflect the $15.0 million of interest rate swap payments which was classified in unrealized gain (loss) on investments, as a result of the fair value option elected for the debt associated with the interest rate swaps.

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

  Fundraising Fees, Debt Issuance Costs and Other

        Fundraising fees, debt issuance costs and other for the year ended December 31, 2008 totaled $2.9 million, representing a decrease of $3.4 million, or 54%, compared to $6.3 million for the year ended December 31, 2007. Fundraising fees, debt issuance costs and other for the year ended December 31, 2008 included $2.9 million associated with the write-off of goodwill relating to the NRF Capital acquisition in 2005. Fundraising fees, debt issuance costs and other for the year ended December 31, 2007 included $3.2 million of placement fee expenses for raising private capital for our Securities Fund and a $3.1 million write-off of due diligence costs relating to the termination of a purchase agreement to acquire a portfolio of tax credit multi-family properties by one of our joint ventures.

  Impairment on Operating Real Estate

        Impairment on operating real estate for the year ended December 31, 2008 totaled $5.6 million. The impairment on operating real estate was taken on our net leased asset comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and 100% leased as of December 31, 2008. The buildings had a combined $57.0 million net book value and were financed with a non-recourse $43.0 million first mortgage loan and a $9.3 million mezzanine loan. On February 5, 2009, we became aware that the tenant intended to vacate the properties by March 23, 2009. As a result, we determined that we would return the property back to the first mortgage lender and accordingly, we took an impairment charge of $5.6 million as of December 31, 2008. We had no impairment on operating real estate for the year ended December 31, 2007.

  Provision for Loan Losses

        Provision for loss on investments for the year ended December 31, 2008 totaled a net of $11.2 million. During 2008, we recorded $15.7 million provision relating to 10 separate loans and reversed $4.5 million of reserves relating to four separate loans due to resolution of the impairment which resulted in the original reserve. We had no provision for loan losses for the year ended December 31, 2007.

  General and Administrative

        General and administrative expenses for the year ended December 31, 2008 totaled $74.8 million, representing an increase of $18.3 million, or 32%, compared to $56.5 million for the year ended December 31, 2007. The primary components of our general and administrative expenses were the following:

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

        Other general and administrative expenses for the year ended December 31, 2008 totaled $14.4 million, representing an increase of approximately $0.8 million, or 6%, compared to $13.6 million for the year ended December 31, 2007. The increase was primarily attributable to increased computer software and supplies related to our information technology disaster recovery initiative, the write-off of accounts receivables at one of our properties in our healthcare net lease portfolio and legal fees and other costs related to investment initiatives ultimately not consummated.

  Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2008 totaled $41.2 million, representing an increase of $9.3 million, or 29%, compared to $31.9 million for the year ended December 31, 2007. This increase was primarily attributable to the full year impact of $686.2 million of net lease acquisitions made during 2007.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the year ended December 31, 2008 totaled a loss of $11.9 million, representing a decrease of $0.2 million, compared to a loss of $11.7 million for the year ended December 31, 2007. In July 2007, we closed our Securities Fund, retaining a 25% interest that is accounted for under the equity method of accounting. During 2008, we increased our interest in the Securities Fund to 53.1%. For the year ended December 31, 2008, we recognized equity in loss of $12.4 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and equity in loss of $3.3 million on the LandCap joint venture. The losses were partially offset by our investment in the management company of our corporate lending venture prior to terminating the joint venture in May 2008 and the corporate lending joint venture which was recapitalized in May 2008 resulting in deconsolidation of the venture. We are currently accounting for the venture under the equity method of accounting. We recognized $3.1 million of equity in earnings in connection with these joint ventures and $0.5 million in connection with our net lease joint venture. Equity in losses for the year ended December 31, 2007 consisted primarily of a loss of $9.2 million on the Securities Fund, the operations of the management company of our corporate lending venture, which generated a loss of $2.3 million and the LandCap joint venture, which generated a loss of $0.7 million. The losses were partially offset by a net lease joint venture we entered into in February 2006, which generated equity in earnings of $0.5 million.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other increased by approximately $653.4 million for the year ended December 31, 2008 to a gain of $649.1 million, compared to a loss of $4.3 million for the year ended December 31, 2007. The unrealized gain on investments for the year ended December 31,

2008 consisted primarily of unrealized gains related to the fair value option of accounting mark-to-market adjustments of $958.2 million on various N-Star bonds payable and $95.2 million on liability to subsidiary trusts issuing preferred securities offset partially by unrealized losses related to the fair value option of accounting mark-to-market adjustments of $338.0 million on various N-Star available for sale securities, $30.0 million on our corporate lending joint venture (which is an equity investment that is marked to market) and $36.3 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting. The unrealized loss on investment for the year ended December 31, 2007 consisted of a $3.5 million mark-to-market loss on the securities in N-Star IX warehouse prior to the closing of the CDO transaction in February 2007, a $0.5 million unrealized loss related to the mark-to-market adjustments on a short sale and a $0.3 million unrealized loss related to the ineffective portion of our interest rate swaps.

  Realized Gain on Investments and Other

        The realized gain of $37.7 million for the year ended December 31, 2008 was attributable to the recapitalization of our corporate loan venture in which we recognized a $46.0 million realized gain upon the extinguishment of a portion of the debt, a simultaneous $27.1 million cost basis reduction of our investment in the recapitalized venture and a realized loss of $18.9 million related to the sale of certain corporate loans within the portfolio. In addition we recognized a $34.8 million gain on the repurchase of various N-Star bonds, exchangeable senior notes and liability to subsidiary trusts issuing preferred securities, a foreign currency translation loss of $0.3 million related to our Euro-denominated investment and a $0.2 million loss on the sale of certain securities. The realized gain of $3.6 million for the year ended December 31, 2007 is related to the increase in fair value related to the net Carry of securities during the warehouse period of $1.3 million, which was realized at the close of N-Star IX, a gain of $1.4 million on the early redemption of REIT debt securities in N-Star VII, a foreign currency translation gain of $0.1 million related to our Euro-denominated investment and a net realized gain of $1.0 million on the sale of certain assets to the Securities Fund, partially offset by a realized loss of $0.3 million on the closing of a short securities position.

  Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In December 2009, our Wakefield venture sold a portfolio of 18 assisted living facilities located in North Carolina. Accordingly, income of $2.2 million and $1.1 million related to the operations of these properties was reclassified to income from discontinued operations for the years ended December 31, 2008 and 2007, respectively. Additionally, in April 2007, the Wakefield venture sold two assisted care living facilities. Accordingly, a loss of $0.1 million related to the operations of these properties was reclassified to income from discontinued operations for the year ended December 31, 2007.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and CDO financings, long-term senior and subordinate corporate capital such as senior notes, trust preferred securities and perpetual preferred and common stock. As we discussed in "Outlook and Recent Trends", availability of such capital from all of these sources is extremely scarce (if available at all) for most financial institutions that do not have access to U.S. Government funding sources such as the Fed Discount window, including commercial mortgage REITs, and we expect this capital to be difficult to obtain during 2010.

        Our total available liquidity at December 31, 2009 was approximately $238.3 million, including $138.9 million of unrestricted cash and cash equivalents and $99.4 million of uninvested and available funds in our CDO financings, which is available only for reinvestment within the CDO structures.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. For calendar year 2009, we will be permitted to pay up to 90% of our distribution requirement in common stock or other company securities which give us the flexibility to preserve cash. On January 20, 2009, we declared a $0.25 per common share dividend, of which up to 40% was paid in cash in order to preserve our capital. On April 21, July 21, and October 20, 2009, we declared a $0.10 per common share cash dividend. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including AFFO, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we significantly reduced the cash portion of the 2009 quarterly dividends declared relative to prior periods, future dividend levels are subject to further adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our CDO financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. The reinvestment periods, which allow us to reinvest principal payments on the underlying assets into qualifying replacement collateral and is instrumental in maintaining OC and IC ratios, for our N-Star Real Estate CDO I and N-Star Real Estate CDO II have expired, and, for our N-Star Real Estate CDO III, N-Star REL CDO IV, N-Star Real Estate CDO V, N-Star REL CDO VI, N-Star Real Estate CDO VII, N-Star REL CDO VIII and N-Star Real Estate CDO IX will expire in April 2010, July 2010, September 2010, June 2011, June 2011, February 2012 and June 2012, respectively. Since we are or will be unable to reinvest principal in these CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO. Following the conclusion of the reinvestment period in these CDOs, our ability to maintain the OC and IC ratios will be negatively impacted. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our CDO financings in order to preserve cash flow. As of December 31, 2009, we were in compliance with all of the OC and IC tests in our CDO financings. We expect that very weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in 2010.

        The following is a summary of our CDO cash distribution and coverage tests as of December 31, 2009:

		Cash Distributions(1)	Quarterly Interest Coverage Cushion(2)	Overcollateralization Cushion
	Primary Collateral Type	Quarter Ended December 31, 2009	December 31, 2009	December 31, 2009	At Offering
N-Star I	CMBS	$189	$381	$6,273	$8,687
N-Star II	CMBS	193	70	8,142	10,944
N-Star III	CMBS	1,462	1,032	26,836	13,610
N-Star IV	Loans	2,221	2,032	55,259	19,808
N-Star V	CMBS	1,695	1,578	66,388	12,940
N-Star VI	Loans	1,319	4,149	34,041	17,412
N-Star VII	CMBS	2,015	1,381	93,278	13,966
N-Star VIII	Loans	3,650	4,556	76,486	42,193
N-Star IX(3)	CMBS	2,417	2,498	102,003	24,516

Table shows cash distributions to the retained income notes. Interest coverage and overcollateralization coverage to the most constrained class.

(1)
Cash distributions are exclusive of senior management fees which are not subject to the coverage tests.

(2)
Quarterly interest cushion and overcollateralization cushion from remittance report issued on date nearest to December 31, 2009.

(3)
NorthStar indirectly owns approximately 31% of N-Star IX income notes through its interest in the Securities Fund.

        On October 28, 2009, we entered into the First Amended and Restated Credit Agreement (the "Credit Agreement") and the Second Amendment to Note Purchase Agreement (the "Note Purchase Agreement," and together with the Credit Agreement, the "WA Secured Term Loan") with Wachovia Bank, National Association ("Wachovia"). As a result of the debt renewal, we have two bank loans which permit the lender to require partial repayment under certain circumstances. The WA Secured Term Loan renewed the WA and Euro term loans with a combined balance of $332.1 million at December 31, 2009, for three years to October 28, 2012 and bears interest at LIBOR plus 3.50%. As part of the renewal, we repaid approximately $52.5 million of the outstanding balance and agreed to make six semi-annual amortization payments of $15 million. The WA Secured Term Loan eliminates all margin call provisions and does not restrict the payment of dividends, as long as the semi-annual amortization payments are made and we are in compliance with the financial covenants in the Credit Agreement and no event of default has occurred thereunder, with the exception of potential margin requirements for defaulted assets which would be credited to the semi-annual amortization requirements. On October 28, 2009, in connection with the WA Secured Term Loan, we entered into a warrant agreement (the "Warrant Agreement") with Wachovia under which we issued one million warrants (the "Warrants") to Wachovia to purchase one million shares of our common stock. 500,000 Warrants are exercisable immediately through October 28, 2019, at a price of $7.50 per share, 250,000 Warrants are exercisable after October 28, 2010 and through October 28, 2020, at a price of $8.60 per share and 250,000 Warrants are exercisable after October 28, 2011 and through October 28, 2021, at a price of $10.75 per share. The exercise price of the Warrants may be paid in cash or by cashless exercise. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment for dividends paid in common stock, subdivisions or combinations. Additionally, a secured term loan relating to a single loan investment with $22.2 million outstanding balance as of December 31, 2009, provides the lender with a similar ability to require repayment, except the lender may require repayment at any time due to decreases in credit quality and decrease in value of the loan collateral based upon market credit spread movements. In a weakening economic environment we would generally expect credit quality and value of the underlying loans to decline resulting in a higher likelihood that the lenders would require partial repayment from us. Such amounts could be material to our cash and liquidity position depending on performance of the loan collateral and market credit spreads.

        These bank loans also contain corporate financial covenants which we must comply with in order to avoid defaults under the loans. The October 2009 renewal of the WA Secured Term Loan eliminated the corporate fixed charge and recourse covenants and maintained the existing minimum tangible net worth, interest coverage, leverage and liquidity covenants.

        We will seek to meet our long term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources, our existing CDOs and the liquidation or refinancing of assets at maturity; nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

  Equity Distribution Agreement

        In May, 2009, we entered into an equity distribution agreement with JMP Securities, LLC, or JMP. In accordance with the terms of the agreement, we may offer and sell up to 10,000,000 shares of our common stock from time to time through JMP. JMP will receive a commission from us of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. We may offer and sell shares of our common stock pursuant to our equity distribution agreement if we believe the economics are attractive, and may use the proceeds for investments, debt repayment or general corporate purposes.

        As of December 31, 2009, we issued 7,326,942 common shares and received approximately $25.7 million of net cash proceeds pursuant to our equity distribution agreement with JMP.

  Debt Repurchases

        During the year ended December 31, 2009, we repurchased approximately $92.6 million face amount of our 7.25% exchangeable senior notes for a total of $40.0 million, $19.3 million face amount of our 11.50% exchangeable senior notes for a total of $10.2 million and $27.4 million face amount of our N-Star CDO bonds payable for a total of $5.4 million. We recorded a total net realized gain of $59.9 million in connection with the repurchase of our notes and bonds for the year ended December 31, 2009. The repurchase of the notes and bonds for the year ended December 31, 2009 also represented an aggregate $83.7 million discount to the par value of the debt.

  JP Facility

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

        During the year ended December 31, 2009, we issued a total of 80,395 common shares pursuant to the Plan for a gross sales price of approximately $0.3 million. During the year ended December 31, 2008, we issued a total of 181,593 common shares pursuant to the Plan for a gross sales price of approximately $1.1 million.

Cash Flows

  Year Ended December 31, 2009 Compared to December 31, 2008

        The net cash flow provided by operating activities was $54.2 million for the year ended December 31, 2009 compared to the net cash flow provided by operating activities of $87.6 million for the year ended December 31, 2008. The decrease was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base. Approximately $9.8 million of the decrease related to loan asset restructurings, partially offset by $481.2 million from higher yielding CMBS securities purchases and real estate debt investment fundings.

        The net cash flow provided by investing activities was $125.9 million for the year ended December 31, 2009 compared to the net cash used by investing activities of $110.7 million for the year ended December 31, 2008. The primary sources of cash flow provided by investing activities in 2009 were proceeds from the sale and repayments of real estate securities and real estate debt investments and proceeds from the sale of a portfolio of net leased healthcare properties. The primary uses of cash flow used by investing activities in 2008 were the origination or acquisition of real estate debt investments, and the acquisition of real estate securities.

        The net cash flow used by financing activities was $175.2 million for the year ended December 31, 2009 compared to $3.3 million of cash provided by financing activities for the year ended December 31, 2008. The primary use of cash flow by financing activities was secured term loan repayments, bond repurchases and repayments, mortgage principal and credit facilities repayments. Net cash flow in provided by financing activity in 2008 was primarily related to the paydown of our bonds, credit facilities, and secured term loan as a result of principal paydowns of our assets.

  Year Ended December 31, 2008 Compared to December 31, 2007

        The net cash flow provided by operating activities was $87.6 million for the year ended December 31, 2008 compared to the net cash flow provided by operating activities of $102.2 million for the year ended December 31, 2007. This decrease was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base.

        The net cash flow used by investing activities was $110.7 million for the year ended December 31, 2008 compared to the net cash used by investing activities of $2.4 billion for the year ended December 31, 2007. This decrease from 2007 was primarily a result of decreased investment activity in 2007. Net cash flow used in investing activities in 2007 consisted primarily of the acquisitions of operating real estate, real estate securities, corporate loan investments, and the origination or acquisition of real estate debt investments.

        The net cash flow provided by financing activities was $3.3 million for the year ended December 31, 2008 compared to $2.4 billion of cash provided by financing activities for the year ended December 31, 2007. The primary source of cash flow provided by financing activities was the sale of $100 million convertible preferred membership interest to Inland American, the issuance of $80.0 million of our 11.50% exchangeable senior notes and additional borrowings under our term loans and credit facilities. Net cash flow in provided by financing activity in 2007 was primarily from the issuance of preferred equity, the issuance of our 7.25% exchangeable senior notes, the issuance of CDO bonds, borrowing under our credit facilities, operating real estate, acquisition financing and the issuance of trust preferred securities to finance our investing activities.

Capital Expenditures

        During 2010, we expect to incur $3.7 million in capital expenditures with respect to our healthcare net lease portfolio and $0.6 million with respect to our core net lease portfolio.

Contractual Obligations and Commitments

        As of December 31, 2009, we had the following contractual commitments and commercial obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year	2 – 3 years	4 – 5 years	After 5 Years
Mortgage notes	$793,172	$63,063	$148,404	$53,976	$527,729
Mezzanine loan payable	2,743	261	656	748	1,078
Exchangeable senior notes(1)	128,915	—	68,165	60,750	—
Bonds payable	1,651,402	—	—	—	1,651,402
Credit facilities	—	—	—	—	—
Secured term loan	368,983	—	354,301	14,682	—
Liability to subsidiary trusts issuing preferred securities	280,133	—	—	—	280,133
Repurchase agreements	—	—	—	—	—
Capital leases(2)	16,130	487	982	1,004	13,657
Operating leases	70,806	5,637	10,983	10,968	43,218
Placement fees	—	—	—	—	—
Outstanding unfunded commitments(3)	80,030	63,521	16,509	—	—
Estimated interest payments	507,728	105,787	196,825	130,669	74,447

Total contractual obligations	$3,900,042	$238,756	$796,825	$272,797	$2,591,664

(1)
$68.2 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require us to repurchase the notes on June 15, 2012.

(2)
Includes interest on the capital leases.

(3)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $80.0 million, of which a minimum of $51.9 million will be funded within our existing CDO financings. Fundings are categorized by estimated funding period. We expect that our secured credit facility lender generally will advance a majority of future fundings that are not otherwise funded within our CDO financings. Based upon currently approved advance rates on our credit facility and CDOs and assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining

  $28.1 million of future funding requirements would be approximately $9.1 million over the next two years.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of December 31, 2009, we were in compliance with all financial and non-financial covenants in our debt agreements.

Off Balance Sheet Arrangements

  CDO Financings

        The terms of the portfolio of real estate securities held by the CDO financings are structured to be matched with the terms of the non-recourse CDO liabilities. These CDO liabilities are repaid with the proceeds of the principal payments on the real estate securities collateralizing the CDO liabilities when these payments are actually received. There is no refinancing risk associated with the CDO liabilities, as principal is only due to the extent that it has been collected on the underlying real securities and the stated maturities are noted above. CDO financings produce a relatively predictable income stream based on the spread between the interest earned on the underlying securities and the interest paid on the CDO liabilities. This spread may be reduced by credit losses on the underlying securities or by hedging mismatches. In two of our CDO financings we incurred a loss on a security whose issuer filed for bankruptcy. We reviewed the term notes for impairment and determined no impairment existed at December 31, 2009. We continue to receive quarterly cash distributions from N-Star I and monthly cash distributions from N-Star II, N-Star III and N-Star V, each representing our proportionate share of the residual cash flow from the CDO financings, as well as collateral advisory fees and interest income on the unrated income notes of the CDO financings.

        The following tables describe certain terms of the collateral for and the notes issued by CDO financings at December 31, 2009:

	Collateral—December 31, 2009				Term Notes—December 31, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/08	Stated Maturity
N-Star I(2)	8/21/03	$282,846	6.59%	4.26	$266,389	5.84%	8/01/2038
N-Star II	7/01/04	302,937	6.16	5.10	264,795	5.45	6/01/2039
N-Star III	3/10/05	438,714	5.58	3.96	353,086	4.02	6/01/2040
N-Star V	9/22/05	618,508	5.36	6.63	456,319	4.41	9/05/2045

Total		$1,643,005	5.78%	5.23	$1,340,589	4.80%

(1)
Includes only notes held by third parties.

(2)
We have an 83.3% interest.

        Any potential losses in our off balance sheet CDO financings is limited to the amortized cost of our investment of $109.6 million at December 31, 2009.

        In June 2009, the FASB issued an accounting pronouncement which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The pronouncement is effective for fiscal years beginning after November 15, 2009. As a result of the implementation of this pronouncement, we will consolidate four of our off balance sheet CDO financings. At December 31, 2009, the par value of the assets and liabilities of the four off balance sheet CDO financings that will be consolidated is approximately

$1.64 billion and $1.34 billion, respectively (see Note 8 for further details). We have elected the fair value option of accounting for the assets and liabilities of these entities upon consolidation. We are currently unable to estimate the fair market value of the CDO financings assets and liabilities that will be consolidated upon implementation of this pronouncement.

  NorthStar Real Estate Securities Opportunity Fund

        We are the manager and general partner of the Securities Fund. We receive base management fees ranging from 1.0% to 2.0% per annum on third-party capital and are entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods and we do not expect to earn any incentive management fees from the Securities Fund in the future.

        At December 31, 2009 and 2008, the carrying value of our investment in the Securities Fund was $7.2 million and $29.3 million, respectively, representing a 31.2% and 53.1% interest in the Securities Fund, respectively.

        For the years ended December 31, 2009 and 2008, we recognized equity in losses of $6.5 million and $12.4 million, respectively. We also earned $0.2 million and $0.5 million in management fees from the Securities Fund for the years ended December 31, 2009 and 2008, respectively.

Recent Developments

        On January 19, 2010, we declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 12, 2010 to the stockholders of record as of the close of business on February 5, 2010.

        On January 19, 2010, we declared a dividend of $0.10 per share of common stock. The dividends were paid on February 12, 2010 to the stockholders of record as of February 5, 2010.

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

        We believe that the risk associated with an increase in market interest rates on the floating rate debt used to finance our investments in our CDO financings and our direct investments in real estate debt, will be largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Funds from Operations:
Consolidated net income (loss)	$(152,216)	$700,159	$49,263
Non-controlling interest in joint ventures	(9,555)	(4,614)	(580)

Consolidated net income (loss) before non-controlling interest in operating partnership	(161,771)	695,545	48,683
Adjustments:
Preferred stock dividends	(20,925)	(20,925)	(16,533)
Depreciation and amortization	41,864	41,182	31,916
Funds from discontinued operations	3,872	4,220	17
Real estate depreciation and amortization—unconsolidated ventures	1,088	945	990

Funds from Operations	$(135,872)	$720,967	$65,073

Adjusted Funds from Operations:
Funds from Operations	$(135,872)	$720,967	$65,073
Straight-line rental income, net	(2,276)	(2,322)	(2,653)
Straight-line rental income, discontinued operations	—	—	10
Straight-line rental income and fair Value lease revenue, unconsolidated ventures	(143)	(155)	(219)
Amortization of equity-based compensation	20,474	24,680	16,007
Amortization of above/below market leases	(801)	(1,740)	(864)
Unrealized (gains)/losses from mark-to-market adjustments	188,887	(664,119)	3,473
Unrealized (gains)/losses from mark-to-market adjustments, unconsolidated ventures	12,276	17,026	11,670

Adjusted Funds from Operations	$82,545	$94,337	$92,497

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

 Return on Average Common Book Equity
(including and excluding G&A and one-time items)
(dollars in thousands)

		Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Adjusted Funds from Operations (AFFO)	[A]	$82,545	$94,337	$92,497
Plus: Fundraising Fees, Debt Issuance Costs and Other		—	2,879	6,295

AFFO, excluding Fundraising Fees, Debt Issuance Costs and Other		82,545	97,216	98,792
Plus: General & Administrative Expenses		70,542	74,830	56,545
Less: Equity-Based Compensation included in G&A		20,474	24,672	16,214
Less: Bad debt expense included in G&A		1,554	—	—

AFFO, excluding G&A	[B]	131,059	147,374	139,123
Average Common Book Equity & Operating Partnership Non-Controlling Interest(1)	[C]	$1,194,310	$887,515	$442,012
Return on Average Common Book Equity (including G&A)	[A]/[C]	7.9%	10.6%	20.9%
Return on Average Common Book Equity (excluding G&A)	[B]/[C]	12.3%	16.6%	31.5%

(1)
Average Common Book Equity & Operating Partnership Non-controlling Interest computed using beginning and ending of period balances. ROE will be impacted by the timing of new investment closings and repayments during the quarter.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk prior to match-funding our investments and because we generally maintain a net floating rate asset or liability position. To the extent we have net floating rate assets, our earnings will generally increase with increases in floating interest rates, and decrease with declines in floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2009, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $29.5 million offset by an increase in our interest expense of approximately $20.1 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

Real Estate Securities

        In our real estate securities business, we seek to mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our investment grade CDO financings are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the real estate securities portfolios of our investment grade CDO financings and the underlying credit quality of their holdings.

        The real estate securities underlying our investment grade CDO financings are also subject to credit spread risk. The majority of these securities are fixed rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available-for-sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

        Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating rate or have maturities shorter than the assets.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we generally match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. Our investment grade CDO financings utilize interest rate swaps to minimize the mismatch between their fixed rate assets and floating rate liabilities.

        Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive funding spread. Match funded debt is currently very difficult to obtain, and market-demanded yields on all real estate assets have increased. Our current strategy is to use our existing CDO structures to fund new investment activity when repayment or sale proceeds are available within the financing, or to acquire securities which generate attractive returns without leverage.

        Interest rate changes may also impact our net book value as our investments in debt securities are marked-to-market each quarter with changes in fair value reflected in unrealized gains/losses or other comprehensive income (a separate component of owners' equity). Generally, as interest rates increase, the value of fixed rate securities within the CDO transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark our CDO liabilities to market which causes a partial offset to the income and balance sheet impact of marking the securities assets to market.

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

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. At December 31, 2009, our counterparties hold approximately $27.9 million of cash margin as collateral against our swap contracts.

        In January 2008, we elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. As a result, the changes in fair value of these financial instruments are now recorded in earnings and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the years ended December 31, 2009 and 2008, we recorded, in earnings, a mark-to-market unrealized gain of $4.6 million and an unrealized loss of $15.9 million, respectively, for the non-qualifying interest rate swaps. For the years ended December 31, 2009 and 2008, we recorded a $5.6 million and a $5.5 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize our derivative financial instruments that were designated as cash flow hedges of interest rate risk as of December 31, 2009 and December 31, 2008 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2009	10	$90,749	$(7,691)	4.18% – 5.08%	March 2010 – August 2018
As of December 31, 2008	10	90,749	(13,923)	4.18% – 5.08%	March 2010 – August 2018

        The following tables summarize our derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of December 31, 2009 and 2008 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2009	22	$897,335	$(59,353)	0.34% – 5.63%	May 2010 – June 2018
As of December 31, 2008	24	1,396,879	(63,979)	0.54% – 5.63%	October 2009 – June 2018

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

INDEX TO FINANCIAL STATEMENTS
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

        We have audited the accompanying consolidated balance sheets of NorthStar Realty Finance Corp. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedules, (Schedules III and IV) listed in the Index at Item 15 of the financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NorthStar Realty Finance Corp. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
February 26, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

        We have audited NorthStar Realty Finance Corp. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, NorthStar Realty Finance Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NorthStar Realty Finance Corp. and subsidiaries' as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
February 26, 2010

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	December 31, 2009	December 31, 2008
ASSETS:
Cash and cash equivalents	$138,928	$134,039
Restricted cash	129,180	163,157
Operating real estate—net	978,902	1,127,000
Available for sale securities, at fair value	336,220	221,143
Real estate debt investments, net	1,936,482	1,976,864
Real estate debt investments, held-for-sale	611	70,606
Investments in and advances to unconsolidated ventures	38,299	101,507
Receivables, net of allowance of $1,349 in 2009 and $0 in 2008	17,912	24,806
Unbilled rents receivable	10,206	7,993
Derivative instruments, at fair value	—	9,318
Deferred costs and intangible assets, net	57,551	79,633
Other assets	25,273	27,660

Total assets	$3,669,564	$3,943,726

LIABILITIES:
Mortgage notes and loans payable	795,915	910,620
Exchangeable senior notes	125,992	233,273
Bonds payable, at fair value	584,615	468,638
Credit facilities	—	44,881
Secured term loans	368,865	403,907
Liability to subsidiary trusts issuing preferred securities, at fair value	167,035	69,617
Obligations under capital leases	3,527	3,555
Accounts payable and accrued expenses	30,071	27,478
Escrow deposits payable	39,461	46,353
Derivative liability, at fair value	67,044	87,220
Other liabilities	28,399	34,424

Total liabilities	2,210,924	2,329,966
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 74,882,600 and 62,906,693 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	749	634
Additional paid-in capital	662,805	620,028
Treasury stock, 0 and 475,051 shares held at December 31, 2009 and December 31, 2008, respectively	—	(1,384)
Retained earnings	460,915	648,860
Accumulated other comprehensive loss	(92,670)	(94,343)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,273,171	1,415,167
Non-controlling interest	185,469	198,593

Total equity	1,458,640	1,613,760

Total liabilities and stockholders' equity	$3,669,564	$3,943,726

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in Thousands, Except Share and per Share Data)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenues and other income:
Interest income	$142,213	$212,432	$292,131
Interest income—related parties	17,692	14,995	13,516
Rental and escalation income	98,857	108,266	91,301
Advisory and management fee income—related parties	7,295	12,496	7,658
Other revenue	736	16,494	6,242

Total revenues	266,793	364,683	410,848
Expenses:
Interest expense	121,461	190,712	241,287
Real estate properties—operating expenses	14,692	8,289	8,719
Asset management fees—related parties	3,381	4,746	4,368
Fundraising fees and other joint venture costs	—	2,879	6,295
Impairment on operating real estate	—	5,580	—
Provision for loan losses	83,745	11,200	—
General and administrative:
Salaries and equity-based compensation(1)	47,213	53,269	36,148
Auditing and professional fees	9,640	7,075	6,787
Other general and administrative	13,689	14,486	13,610

Total general and administrative	70,542	74,830	56,545
Depreciation and amortization	41,864	41,182	31,916

Total expenses	335,685	339,418	349,130
Income/(loss) from operations	(68,892)	25,265	61,718
Equity in (loss)/earnings of unconsolidated ventures	(1,809)	(11,918)	(11,684)
Unrealized gain/(loss) on investments and other	(209,976)	649,113	(4,330)
Realized gain on investments and other	128,461	37,699	3,559

Income/(loss) from continuing operations	(152,216)	700,159	49,263
Income from discontinued operations	1,844	2,170	1,092
Gain on sale from discontinued operations	13,799	—	(45)

Consolidated net income (loss)	(136,573)	702,329	50,310
Net income (loss) attributable to the non-controlling interests	6,293	(72,172)	(3,276)
Preferred stock dividends	(20,925)	(20,925)	(16,533)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(151,205)	$609,232	$30,501

Net (loss)/income per share from continuing operations (basic/diluted)	(2.36)	9.62	0.48
Income per share from discontinued operations (basic/diluted)	0.02	0.03	0.02
Gain on sale of discontinued operations and joint venture interest (basic/diluted)	0.18	—	—

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(2.16)	$9.65	$0.50

Weighted average number of shares of common stock:
Basic	69,869,717	63,135,608	61,510,951
Diluted	77,193,083	70,136,783	65,086,953

(1)
The years ended December 31, 2009, 2008 and 2007 include $20,474, $24,680 and $16,007, respectively, of equity-based compensation expense. Cash incentive compensation expense incurred but payable in future periods totaled $4,635, $2,169 and $0, respectively, for the years ended December 31, 2009, 2008 and 2007.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders Equity	Non- controlling Interests	Total Stockholders Equity
Balance at December 31, 2006	$24	61,238	$612	$647,878	—	$(5,313)	16,570	$659,771	$22,858	$682,629
Equity component of exchangeable senior notes	—	—	—	6,743	—	—	—	6,743	—	6,743
dividend reinvestment and stock purchase plan	—	330	4	3,805	—	—	—	3,809	—	3,809
Stock awards	—	25	—	463	—	—	—	463	—	463
Issuance of shares of preferred stock, net of expenses	76	—	—	183,429	—	—	—	183,505	—	183,505
Comprehensive loss	—	—	—	—	—	(173,980)	—	(173,980)	(12,748)	(186,728)
Conversion of OP/LTIP units	—	126	1	1,115	—	—	—	1,116	(1,116)	—
Contributions from non-controlling interest	—	—	—	—	—	—	—	—	2,630	2,630
Amortization of deferred compensation	—	—	—	—	—	—	—	—	15,543	15,543
Cash dividends on common stock	—	—	—	—	—	—	(87,950)	(87,950)	(7,954)	(95,904)
Cash dividends on preferred stock	—	—	—	—	—	—	(16,533)	(16,533)	—	(16,533)
Net income	—	—	—	—	—	—	47,034	47,034	3,276	50,310

Balance at December 31, 2007	$100	61,719	$617	$843,433	—	$(179,293)	$(40,879)	$623,978	$22,489	$646,467
Equity component of exchangeable senior notes	—	—	—	2,451	—	—	—	2,451	—	2,451
Dividend reinvestment and stock purchase plan	—	182	2	1,139	—	—	—	1,141	—	1,141
Proceeds from equity distribution agreement	—	114	1	875	—	—	—	876	—	876
Stock awards	—	273	3	2,411	—	—	—	2,414	22,266	24,680
Purchase of treasury shares	—	(475)	—	—	(1,384)	—	—	(1,384)	—	(1,384)
Comprehensive loss	—	—	—	—		(6,016)	—	(6,016)	(898)	(6,914)
Conversion of OP/LTIP units	—	1,094	11	10,991	—	—	—	11,002	(11,002)	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	—	(1,566)	(1,566)
SFAS No. 159 beginning balance adjustment	—	—	—	—	—	90,966	170,576	261,542	22,743	284,285
Cash dividends on common stock	—	—	—	—	—	—	(90,069)	(90,069)	(22,433)	(112,502)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Issuance of shares of preferred stock								—	94,822	94,822
Net income	—	—	—	—	—	—	630,157	630,157	72,172	702,329

Balance at December 31, 2008	$100	62,907	$634	$861,300	(1,384)	$(94,343)	$648,860	$1,415,167	$198,593	$1,613,760
Equity component of exchangeable senior notes	—	—	—	(4,321)	—	—	—	(4,321)	—	(4,321)
Equity component of warrants	—	—	—	117	—	—	—	117	—	117
Dividend reinvestment and stock purchase plan	—	80	1	276	—	—	—	277	—	277
Proceeds from equity distribution agreement	—	7,327	69	23,995	1,384	—	—	25,448	—	25,448
Stock awards/LTIP awards		94	1	300	—	—	—	301	20,172	20,473
Restricted share grant	—	15	—	1	—	—	—	1	—	1
Comprehensive loss	—	—	—	—	—	1,673	—	1,673	199	1,872
Conversion of OP/LTIP units	—	744	7	12,013	—	—	—	12,020	(12,020)	—
Stock dividends	—	3,716	37	10,610	—	—	(9,607)	1,040	(1,040)	—
Cash dividends on common stock	—	—	—	—	—	—	(27,133)	(27,133)	(15,957)	(43,090)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Redemption of membership interest	—	—	—	(214)	—	—	—	(214)	—	(214)
Equity in private fund									1,815	1,815
Net income	—	—	—	—	—	—	(130,280)	(130,280)	(6,293)	(136,573)

Balance at December 31, 2009	$100	74,883	$749	$904,077	$—	$(92,670)	$460,915	$1,273,171	$185,469	$1,458,640

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Consolidated net income (loss)	$(136,573)	$702,329	$50,310
Unrealized gain (loss) on available for sale securities	(9,949)	(20,694)	(170,429)
Change in fair value of derivatives	6,232	(12,777)	(26,505)
Reclassification adjustment for gains included in net income	5,589	26,557	10,206

Comprehensive income (loss)	(134,701)	695,415	(136,418)
Less: Comprehensive income attributable to non-controlling interests	199	(898)	(12,748)

Comprehensive income attributable to NorthStar Realty Finance Corp.	$(134,900)	$696,313	$(123,670)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows from operating activities:
Net (loss) income	$(130,280)	$630,157	$47,034
Adjustments to reconcile net income to net cash provided by operating activities:
Operating real estate Impairment	—	5,580	—
Equity in loss/(earnings) of unconsolidated ventures	9,450	11,918	10,431
Depreciation and amortization	43,891	43,232	33,191
Amortization of origination fees/costs	(8,730)	(9,919)	(8,522)
Amortization of deferred financing costs	5,498	7,137	8,528
Minority interest	(6,293)	72,172	3,272
Equity based compensation	20,474	24,680	16,007
Unrealized loss (gain) on investments and other	188,887	(664,119)	4,330
Realized gain on sale of investments and other	(142,290)	(39,804)	(3,372)
Amortization of bond discount/premiums on securities	(13,170)	(3,218)	(1,834)
Operating real estate impairment	—	—	45
Distributions from equity investments	419	2,657	458
Capital lease	(28)	14	87
Amortization of capitalized above/below market leases	(801)	(1,758)	(864)
Unbilled rents receivable	(2,225)	(2,296)	(2,866)
Interest accretion	(3,632)	(8,737)	(7,634)
Loan loss provision	83,744	11,200	—
Bad debt	1,554	—	—
Changes in assets and liabilities:
Restricted cash	6,321	21,686	(22,493)
Receivables	5,287	6,929	(19,037)
Deferred costs and intangible assets	—	260	—
Other assets	2,391	4,202	(13,852)
Receivables—related parties	(1,345)	(1,609)	(528)
Accounts payable and accrued expenses	2,547	(7,625)	20,892
Payables—related parties	—	757	2,026
Escrow deposit payable	(6,892)	(19,092)	10,485
Deferred management fee income	—	3,848	—
Real estate debt investment origination fees	939	3,181	15,746
Other liabilities	(1,198)	(3,821)	10,708

Net cash provided by operating activities	54,518	87,612	102,238
Cash flows from investing activities:
Acquisition of operating real estate, net	—	(4,261)	(686,219)
Improvement of Operating real estate	(3,597)	(20,289)	—
Acquisition of available for sale securities	(257,801)	(59,186)	(777,145)
Proceeds from disposition of securities available for sale	210,399	6,115	136,924
Available for sale securities repayments	2,706	3,043	54,466
Increase in term debt transaction warehouse deposits	—	—	(18,000)
Originations/acquisitions of real estate debt investments	(223,382)	(329,266)	(1,158,215)
Real estate debt investment repayments	111,452	290,449	555,433
Proceeds from the sale of real estate debt investments	140,753	30,400	67,322
Net proceeds from disposition of operating real estate	91,546	—	—
Real estate debt investment acquisition costs	(97)	(275)	(3,265)
Intangible asset related to acquisition	—	2,875	—
Proceeds from sale of assets	—	—	62,821
Corporate debt investment acquisitions	—	(16,362)	(489,209)
Corporate debt investment repayments	—	24,985	26,678

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Amounts in Thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Proceeds from disposition of corporate debt investment	—	102,575	5,419
Cash receipts from term debt transaction issuer	—	—	8,826
Other loans receivable	(1,170)	(9,826)	(13,590)
Other loans receivable repayment	3,084	14,000	—
Restricted cash used for investment activities	29,064	(109,513)	(112,735)
Acquisition deposits	(300)	(741)	(1,591)
Deferred lease costs	(157)	—	—
Investment in and advances to unconsolidated ventures	(847)	(44,143)	(33,099)
Distributions from unconsolidated ventures	23,906	8,712	1,250

Net cash provided by (used in) investing activities	125,559	(110,708)	(2,373,929)
Cash flows from financing activities:
Collateral held by broker	—	12,746	(12,746)
Securities sold, not yet purchased	—	—	28,471
Settlement of short sales	—	(12,778)	(16,371)
Collateral held by swap counter party	2,384	(20,837)	(8,476)
Mortgage notes and loan borrowings	—	3,677	506,252
Mortgage principal repayments	(62,638)	(5,422)	(5,537)
Borrowing under credit facilities	1,912	39,816	1,598,760
Repayments credit facilities	(46,794)	(118,403)	(1,113,329)
Repurchase obligation borrowings	528	2,200	27,084
Repurchase obligation repayments	(703)	(3,887)	(105,480)
Proceeds from bonds	91,000	137,011	881,300
Bond repayments	(20,693)	(95,300)	(113,594)
Other loans payable	—	—	13,300
Other loans payable repayments	—	—	(387)
Borrowing under secured term loan	39,570	70,864	462,387
Secured term loan repayment	(76,750)	(80,190)	(45,453)
Bond repurchases	(55,567)	(49,859)	—
Borrowings from subsidiary trusts issuing preferred securities	—	—	72,500
Payment of deferred financing costs	(4,239)	(5,188)	(27,007)
Capital contributions by non-controlling interest	1,815	94,822	2,631
Restricted cash from financing activities	(3,861)	86,832	(10,917)
Proceeds from exchangeable senior notes	—	80,000	172,500
Proceeds from preferred stock offering	—	—	190,000
Proceeds from common stock offerings	26,253	2,268	4,027
Proceeds from dividend reinvestment and stock purchase plan	63	—	—
Purchase of treasury stock	—	(1,384)	—
Dividends (common and preferred) and distributions	(48,058)	(122,059)	(109,733)
Pending offering costs	(2,648)	—	—
Offering costs	(804)	(252)	(6,712)
Distributions to non-controlling interest	(15,958)	(11,371)	(2,703)

Net cash (used in) provided by financing activities	(175,188)	3,306	2,380,767
Net (decrease) increase in cash & cash equivalents	4,889	(19,790)	109,076
Cash and cash equivalents—beginning of period	134,039	153,829	44,753

Cash and cash equivalents—end of period	$138,928	$134,039	$153,829

Supplemental disclosure of cash flow information:
Cash paid for interest	$104,270	$216,115	$217,206

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

Consolidating Subsidiaries

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

        In June, 2009, the Company terminated two additional leases for certain other net leased senior housing assets in its Wakefield joint venture and assumed the operations of these facilities, which are managed by an experienced third-party operator.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

1. Formation and Organization (Continued)

        In December 2009, the Company completed a membership interest redemption with Wakefield, NRFC Wakefield, Chain Bridge, Wakefield Capital Management, Midwest Care Holdings LLC, or Midwest Holdings, and certain individuals, pursuant to which Wakefield redeemed the 5.4% membership interest of Chain Bridge and its affiliates in Wakefield. As a result of the redemption, NorthStar holds 100% of the common equity membership interests in Wakefield.

  Corporate Lending Joint Venture

        In March 2007, the Company entered into a joint venture with Monroe Capital Holdco, LLC ("Monroe"), which served as a platform for originating middle- market loans. The joint venture ("Monroe Capital") originated, structured and syndicated middle-market corporate loans, including middle-market loans to highly leveraged borrowers. On May 7, 2008, the Company completed a recapitalization of this middle-market corporate lending venture. As part of the recapitalization, an institutional money-manager invested approximately $87.2 million of cash equity into the business and the Company contributed $6.8 million of new equity capital and its CLO equity interests. The lender under two consolidated revolving credit facilities totaling $800.0 million of capacity and having $378.0 million outstanding at May 7, 2008, which the Company refers to as the MC Facility and the MC VFCC Facility, extinguished a portion of the outstanding debt balance and refinanced the remaining indebtedness in the form of a private CLO which match funded the underlying assets. The venture was also permitted to sell a portion of the loan collateral and to use the cash to make new corporate loan investments. The new investor became the controlling manager of the entity and the Company deconsolidated the venture. Additionally, as part of this recapitalization, the Company terminated its joint venture with the management company of our corporate lending venture.

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

  Variable Interest Entities

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  Operating Real Estate

        Operating real estate properties are carried at historical cost less accumulated depreciation. Costs directly related to the acquisition are expensed as incurred. Ordinary repairs and maintenance which are not reimbursed by the tenants are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.

        Properties are depreciated using the straight-line method over the estimated useful lives of the assets.

  The estimated useful lives are as follows:

Category	Term
Building (fee interest)	40 years
Building improvements	Lesser of the remaining life of building or useful life
Building (leasehold interest)	Lesser of 40 years or the remaining term of the lease
Property under capital lease	Lesser of 40 years or the remaining term of the lease
Tenant improvements	Lesser of the useful life or the remaining term of the lease
Furniture and fixtures	Four to ten years

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  Fair Value Option

        The Company had the one-time option to elect fair value on January 1, 2008 for its existing financial assets and liabilities. For all new financial instruments, the Company has the one-time option to elect fair value for these financial assets or liabilities on the election date. The changes in the fair value of these instruments are recorded in unrealized gain (loss) on investments and other in the consolidated statements of operations.

  Available for Sale Securities

        The Company determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale securities. The Company's available for sale securities that serve as collateral for its CDO financings, which the Company has elected the fair value option, are carried at fair value with the net unrealized gains or losses reported as a component of earnings in the statement of operations. The Company has designated its investments in the equity notes and its non investment grade notes of unconsolidated CDO financings as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. These securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity.

  Real Estate Debt Investments

        Real estate debt investments are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts, and unfunded commitments unless such loan or investment is deemed to be impaired. Discounts and premiums on purchased assets are amortized over the life of the investment using the effective interest method. The origination cost and fees are

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

deferred and amortized using the effective interest method over the life of the related loan investment. The amortization is reflected as an adjustment to interest income.

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

  Cash and Cash Equivalents

        The Company considers all highly liquid investments that have remaining maturity dates of three months or less when purchased to be cash equivalents. Cash, including amounts restricted, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution at December 31, 2009 and 2008. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

  Restricted Cash

        Restricted cash consists of escrows for taxes, insurance, capital expenditures, tenant security deposits, payments required under certain lease agreements, escrow deposits collected in connection with whole loan originations and deposits with the trustee related to the consolidating CDO financings which is primarily proceeds of loan repayments which will be used to reinvest in collateral for the CDO transaction. The Company mitigates its risk by placing restricted cash with major financial institutions.

  Deferred Costs, Net

        Deferred lease costs consist of fees incurred to initiate and renew operating leases and purchase price-allocations to lease cost. Lease costs are being amortized using the straight-line method over the terms of the respective leases.

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

  Detachable Stock Warrants

        The Company allocates proceeds received from issuing debt with detachable stock purchase warrants between the debt and the warrants, based on their relative fair values at the time of issuance. The portion of the proceeds that is allocated to the warrants was recorded as additional paid-in-capital. The resulting discount on the debt will be recorded as interest expense over the life of the associated debt, using the effective interest method, in the consolidated statement of operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

  Comprehensive Income

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

        Interest income from available for sale securities is recognized on the accrual basis over the life of the investment on a yield-to-maturity basis.

        In connection with its investment in the off balance sheet CDO financing's equity notes, the Company recognizes interest income on these investments on an estimated effective yield to maturity basis. Accordingly, on a quarterly basis, the Company calculates a revised yield on the current amortized cost of the investment and a current estimate of cash flows based upon actual and estimated prepayment and credit loss experience. The revised yield is then applied prospectively to recognize interest income.

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

  Credit Losses, Impairment and Allowance for Doubtful Accounts

        The Company assesses whether unrealized losses on the change in fair value on their available for sale securities, for which the fair value option was not elected, reflect a decline in value which is other

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

than temporary. If it is determined the decline in value is other than temporary the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying collateral.

        Allowances for real estate debt investments are established based upon a periodic review of the investments. Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date.

        On a periodic basis, the Company assesses whether there are any indicators that the value of our operating real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future undiscounted cash flows to be generated by the property are less than the carrying value of the property. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company will recognize interest and penalties, if any, related to uncertain tax positions as income tax expense, which is included in general and administrative expense.

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

        With respect to derivative instruments that have not been designated as hedges, or are hedges on debt that is remeasured at fair value, any net payments under, or fluctuations in the fair value of, such derivatives are recognized currently in income. The Company's basis swaps have been designated as non-hedge derivatives.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

  Stock Based Compensation

        The Company has adopted the fair value method of accounting for its equity based compensation awards. The fair value method of accounting requires an estimate of the fair value of the equity award at the time of grant rather than the intrinsic value method. All fixed equity based awards to employees and directors, which have no vesting conditions other than time of service, will be amortized to compensation expense over the award's vesting period based on the fair value of the award at the date of grant.

  Foreign Currency Translation

        The Company's functional currency of its euro-dominated investment is the US dollar. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at the exchange rates in effect at the end of the reporting period. Statement of operation accounts are translated at the average rates for the reporting period. Any gains and losses from the translation of foreign currency to US dollars are included in the statement of operations. Since the Company's foreign currency Euro-dominated investment is approximately 82% financed with Euro-dominated debt, any net foreign currency translation gains or losses on the portion of the investment not financed with Euro-denominated debt are included in realized gains (losses) in the Company's consolidated statement of operations.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

accounting. The financial statements for 2008 have been restated for the effects of the retroactive application of the pronouncement.

        The following tables present the cumulative effects of the change in accounting principle as of December 31, 2008 and for the year ended December 31, 2008:

	December 31, 2008
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Deferred costs and intangible assets, net	$71,933	$79,633	$7,700
Exchangeable senior notes	112,576	233,273	120,697
Non-controlling interests	210,281	198,593	(11,688)
Total NorthStar Realty Finance Corp. Stockholders' Equity	$1,516,475	$1,415,167	$(101,308)

	Year Ended December 31. 2008
	As Originally Reported	As Adjusted	Effect of Change in Accounting Principle
Interest expense(1)	$191,472	$194,295	$2,823
Unrealized gain (loss) on investments and other	752,332	649,113	(103,219)
Realized gain on investments and other	36,036	37,699	1,663
Fundraising fees, debt issuance costs and other	7,823	2,875	(4,948)
Non-controlling interests	(82,098)	(72,172)	9,926
Net income attributable to NorthStar Realty Finance Corp. common stockholders	698,741	609,232	(89,509)
Earnings per share	$11.07	$9.65	$(1.51)

(1)
As adjusted amount excludes additional reclassifications as a result of discontinued operations (see Note 4 for additional information).

        As of December 31, 2009 and 2008, the total carrying amount of the equity components of the exchangeable senior notes was $4.9 million and $9.2 million, respectively. The principal amount of the exchangeable senior notes liabilities was $128.9 million and $240.8 million as of December 31, 2009 and 2008, respectively. The unamortized discount of the liability components was $2.9 million and $7.5 million at December 31, 2009 and 2008, respectively. The net carrying amount of the liability components was $126.0 million and $233.3 million at December 31, 2009 and 2008, respectively. Interest expense for the years ended, 2009, 2008 and 2007 related to the exchangeable senior notes was $16.8 million, $20.7million and $3.6 million, respectively, of which $14.5 million. $17.9 million and $2.5 million was related to contractual interest, respectively, and $2.3 million. $2.8 million and $1.1 million was attributable to amortization of the debt discount and deferred financing costs, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  Recently Issued Pronouncements

        In January 2009, The Financial Accounting Standards Board ("FASB") issued an accounting pronouncement which amends previously issued impairment guidance to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The pronouncement also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in other related guidance. The pronouncement is effective and should be applied prospectively for financial statements issued for fiscal years and interim periods ending after December 15, 2008. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued an accounting pronouncement which is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary event and to more effectively communicate when an other-than-temporary event has occurred. The pronouncement applies to debt securities and requires that the total other-than-temporary impairment be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The pronouncement will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued an accounting pronouncement which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The pronouncement will be applied prospectively and retrospective application is not permitted. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In April 2009, the FASB issued an accounting pronouncement which will require an entity to provide disclosures about the fair value of financial instruments in interim financial information. The pronouncement would apply to certain financial instruments and will require entities to disclose the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The pronouncement is effective for interim and annual periods ending after June 15, 2009. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the pronouncement for the quarter ended June 30, 2009. The Company's adoption of the pronouncement did not have a material effect on its financial condition, results of operations, or cash flows.

        In June 2009, the FASB issued an accounting pronouncement which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The pronouncement eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for fiscal years beginning after November 15, 2009. The Company's adoption of the pronouncement will not have a material effect on its financial condition, results of operations, or cash flows.

        In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires an analysis of quantitative rather than qualitative factors to determine the primary beneficiary of a VIE. The guidance requires an entity to consolidate a VIE if (i) it has the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The pronouncement is effective for fiscal years beginning after November 15, 2009. As a result of the implementation of this pronouncement, the Company will consolidate four of its off balance sheet CDO financings. At December 31, 2009, the par value of the assets and liabilities of the four off-balance sheet CDO financings that will be consolidated as of January 1, 2010, is approximately $1.64 billion and $1.34 billion, respectively. The Company has elected the fair value option of accounting for the assets and liabilities of these entities upon consolidation. The Company is in the process of determining the fair market value of the CDO financings assets and liabilities that will be consolidated upon implementation of this pronouncement.

        In June 2009, the FASB issued an accounting pronouncement which approved the "FASB Accounting Standards Codification" ("Codification") as the single source of authoritative nongovernmental U.S. GAAP effective July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification did not have an impact on the Company's financial condition or results of operations.

        In August 2009, the FASB issued an Accounting Standards Update ("ASU") which amends the Codification and provides clarification that in circumstances in which a quoted price in an active

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

market for an identical liability is not available, an entity is required to measure fair value using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, (ii) another valuation technique consistent with the principles of fair value measurements and disclosures such as a present value technique or a market approach that is based on the amount at the measurement date that the entity would pay to transfer the identical liability or would receive to enter into the identical liability. The update is effective for the first reporting period (including interim periods) beginning after issuance, which for the Company is October 1, 2009. The Company's adoption of the ASU did not have a material effect on its financial condition, results of operations, or cash flows.

3. Fair Value of Financial Instruments

        The Company has elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item:

  •
  Available for sale securities that serve as collateral for the Company's CDO financings;

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

        Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.
Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market (examples include active exchange-traded equity securities, listed derivatives, most U.S. government and agency securities, and certain other sovereign government obligations).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

3. Fair Value of Financial Instruments (Continued)

assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$159,279	$90,304	$249,583
N-Star CDO notes	—	—	5,875	5,875
Third party CDO notes	—	—	9,515	9,515
REIT debt	—	$18,126	12,454	30,580
N-Star CDO equity	—	—	31,928	31,928
Trust preferred securities	—	—	8,739	8,739
Derivative asset	—	—	—	—
Corporate lending investment	—	—	8,943	8,943

Total assets	$—	$177,405	$167,758	$345,163

Liabilities:
N-Star IV,VI, VII and VIII bonds payable	—	—	584,615	$584,615
Liability to subsidiary trusts issuing preferred securities	—	—	167,035	167,035
Derivative liability	—	67,044	—	67,044

Total liabilities	$—	$67,044	$751,650	$818,694

        The following table presents additional information about the Company's available for sale securities, corporate lending investment, bonds payable and liabilities to subsidiary trusts issuing

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

3. Fair Value of Financial Instruments (Continued)

preferred securities which are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for sale securities	Corporate lending investment	N-Star CDO Bonds Payable	Liability to subsidiary trusts issuing preferred securities
Beginning balance:	$100,907	$47,999	$468,638	$69,617
Total net transfers into Level 3	17,434
Purchases, sales, issuance and settlements, net	57,941	(7,957)	65,308	—
Total losses (realized or unrealized):
Included in earnings	14,457	31,099	51,101	97,418
Included in other comprehensive loss	7,788	—	—	—
Total gains (realized or unrealized):
Included in earnings	4,778	—	(432)	—
Included in other comprehensive loss	—	—	—	—

Ending balance	$158,815	$8,943	$584,615	$167,035

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(9,679)	$(31,099)	$(45,043)	$(97,418)

Fair Value Option

        Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option may be elected on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

3. Fair Value of Financial Instruments (Continued)

for that instrument. The following table sets forth the Company's financial instruments for which the fair value option was elected:

Financial Instruments, at Fair Value	December 31, 2009	December 31, 2008
Assets:
Available for sale securities:
CMBS	$249,583	$124,595
N-Star CDO notes	4,268	5,236
Third party CDO notes	9,515	1,322
REIT debt	30,580	44,936
Trust preferred securities	8,739	4,488
Corporate lending investment	8,943	47,999

Total assets	$311,628	$228,576

Liabilities:(1)
N-Star IV,VI, VII and VIII bonds payable	584,615	468,638
Liability to subsidiary trusts issuing preferred securities	167,035	69,617

Total liabilities	$751,650	$538,255

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at December 31, 2009	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$249,583	$815,047	$(565,464)
N-Star CDO notes	4,268	47,467	(43,199)
Third party CDO notes	9,515	37,832	(28,317)
REIT debt	30,580	34,810	(4,230)
Trust preferred securities	8,739	15,000	(6,261)

Total assets	$302,685	$950,156	$(647,471)

Liabilities:
N-Star IV,VI, VII and VIII bonds payable	584,615	1,651,402	(1,066,787)
Liability to subsidiary trusts issuing preferred securities	167,035	280,133	(113,098)

Total Liabilities	$751,650	$1,931,535	$(1,179,885)

        At December 31, 2009, the basis in the Company's corporate lending investment was $70.0 million. The Company has elected the fair value option for this investment which is accounted for under the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

3. Fair Value of Financial Instruments (Continued)

equity method of accounting. The fair market value of the Company's investment at December 31, 2009 was $8.9 million.

        For the years ended December 31, 2009 and 2008, the Company recognized a net loss of $156.8 million and an net gain of $715.4 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's consolidated statement of operations.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable, liability to subsidiary trusts issuing preferred securities and derivatives for which the fair value option was elected was a net loss of $143.9 million and a net gain of $1.1 billion for the years ended December 31, 2009 and 2008, respectively. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

4. Operating Real Estate

        At December 31, 2009 and 2008, operating real estate, net consists of the following:

	December 31, 2009	December 31, 2008
Land	$148,473	$160,838
Buildings and improvements	851,302	973,826
Leasehold interests	19,271	18,876
Tenant improvements	33,680	37,517
Furniture and fixtures	7,161	5,965
Allowance for operating real estate impairment	—	(5,580)
Capital leases	3,028	3,027

	1,062,915	1,194,469
Less: Accumulated depreciation	84,013	67,469

Operating real estate, net	$978,902	$1,127,000

        Depreciation expense amounted to approximately $27.6 million and $29.5 million for the year ended December 31, 2009 and 2008, respectively. In addition to the amounts included in the above table, approximately $66.5 million and $84.3 million of real estate acquisition costs as of December 31, 2009 and 2008, respectively, are classified as deferred lease costs. See Note 10 for additional information.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

4. Operating Real Estate (Continued)

Acquisitions—2008

  Wakefield Joint Venture Acquisitions

        In January 2008, the Wakefield joint venture acquired a portfolio of three skilled nursing facilities totaling 40,369 square feet located in Ohio and Wisconsin, for $4.2 million. The properties are net leased to a single tenant under a lease that expires in December 2017. The acquisition was purchased with cash.

Dispositions—2009

  Wakefield Joint Venture Dispositions

        In December 2009, the Wakefield joint venture completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina to a private investor group for approximately $95.9 million, representing a gain on sale of approximately $13.8 million.

Discontinued Operations

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenue:
Rental and escalation income	$7,997	$7,807	$4,493
Interest and other	3	14	12

Total revenue	8,000	7,821	4,505

Expenses:
Real estate property operating expenses	81	12	—
General and administrative expenses	31	5	6
Interest expense	4,017	3,583	2,102
Depreciation and amortization	2,027	2,051	1,305

Total expenses	6,156	5,651	3,413

Income from discontinued operations	1,844	2,170	1,092
Gain (loss) on disposition of discontinued operations	13,799	—	(45)

Income from discontinued operations, net of non-controlling interest	$15,643	$2,170	$1,047

        The consolidated balance sheet at December 31, 2008 includes $80.8 million of assets and $51.6 million of liabilities related to discontinued operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

5. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at December 31, 2009:

December 31, 2009	Carrying Value	Transition Adjustment	Losses in Accumulated OCI	Unrealized (Loss)/Gain on Investments	Estimated Fair Value(1)
CMBS	$507,895	$(64,327)	$—	$(193,985)	$249,583
N-Star CDO notes	51,731	(17,616)	(13,517)	(14,723)	5,875
Third party CDO notes	25,646	(3,896)	—	(12,235)	9,515
REIT debt	29,036	(2,276)	—	3,820	30,580
N-Star CDO equity	72,926	—	(40,998)	—	31,928
Trust preferred securities	15,000	(2,736)	—	(3,525)	8,739

Total	$702,234	$(90,851)	$(54,515)	$(220,648)	$336,220

(1)
Approximately $212.4 million of these investments serve as collateral for the Company's only consolidated securities CDO transaction and the balance is financed under other borrowing facilities.

        At December 31, 2009, the maturities of the available for sale securities ranged from one to 42 years.

        During the year ended December 31, 2009 proceeds from the sale and redemption of available for sale securities was $213.1 million. The realized gain on sale was $72.8 million.

        The following is a summary of the Company's available for sale securities at December 31, 2008:

December 31, 2008	Carrying Value	Transition Adjustment	Losses in Accumulated OCI	Unrealized Loss on Investments	Estimated Fair Value(1)
CMBS	$444,790	$(64,442)	$—	$(255,754)	$124,594
N-Star CDO notes	50,680	(17,616)	(12,633)	(13,391)	7,040
Third party CDO notes	16,156	(3,896)	—	(10,938)	1,322
REIT debt	82,753	(2,276)	—	(35,542)	44,935
N-Star CDO equity	70,532	—	(31,768)	—	38,764
Trust preferred securities	15,000	(2,736)	—	(7,776)	4,488

Total	$679,911	$(90,966)	$(44,401)	$(323,401)	$221,143

(1)
Approximately $144.2 million of these investments serve as collateral for the Company's only consolidated securities CDO transaction and the balance is financed under other borrowing facilities.

        At December 31, 2008, the maturities of the available for sale securities ranged from two to 44 years.

        During the year ended December 31, 2008 proceeds from the sale and redemption of available for sale securities was $9.1 million. The realized gain on sale was $0.3 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

6. Real Estate Debt Investments

        At December 31, 2009 and 2008, the Company held the following real estate debt investments:

December 31, 2009	Carrying Value(1)(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,014,028	52.3%	%	2.70%%	52
Whole loans, fixed rate	62,373	3.2	6.89%		7
Subordinate mortgage interests, floating rate	193,275	10.0		2.69%	11
Subordinate mortgage interests, fixed rate	24,722	1.3	7.25%		2
Mezzanine loans, floating rate	538,173	27.8		3.35%	20
Mezzanine loan, fixed rate	90,558	4.7	8.89%		7
Other loans—floating	8,610	0.4		2.24%	2
Other loans—fixed	5,354	0.3	5.53%		1

Total/Weighted average	$1,937,093	100.0%	7.90%	2.90%	102

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's three commercial real estate debt CDO financings and the balance is financed under other borrowing facilities or unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $80.0 million related to these investments. The Company expects that a minimum of $51.9 million of these future fundings will be funded within the Company's existing CDO financings and require no additional capital from the Company. Based upon currently approved advance rates on the Company's credit and CDO facilities and assuming that all loans that have future fundings meet the terms to qualify for such funding; the Company's equity requirement on the remaining $28.1 million of future funding requirements would be approximately $9.1 million.

(2)
Includes $0.6 million in real estate debt investments, held for sale.

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

(1)
Approximately $1.3 billion of these investments served as collateral for the Company's three commercial real estate debt CDO financings and the balance was financed under other borrowing

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

6. Real Estate Debt Investments (Continued)

  facilities. The Company had future funding commitments, which were subject to certain conditions that borrowers must have met to qualify for such fundings, totaling $271.0 million related to these investments.

        Contractual maturities of real estate debt investments at December 31, 2009 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2010	$990,392	$314,441
2011	190,422	505,555
2012	450,631	531,231
2013	—	233,071
2014	176,231	126,800
Thereafter	214,720	311,298

Total	$2,022,396	$2,022,396

(1)
The year ending December 31, 2010, contains a whole loan with an initial maturity of October 1, 2008 and a principal balance of $21.4 million, a junior participation in a first mortgage with an initial maturity of March 1, 2009 and a principal balance of $28.5 million, a whole loan with an initial maturity of April 1, 2009 and a principal balance of $13.9 million, a junior participation in a first mortgage with an initial maturity of September 9, 2009 and a principal balance of $10.0 million, a whole loan with an initial maturity of December 1, 2009 and a principal balance of $15.0 million and a whole loan with an initial maturity of December 31, 2009 and a principal balance of $10.5 million that remain outstanding as of December 31, 2009.

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

        On December 16, 2009, the Company received $23.1 million of cash proceeds relating to the repayment of $28.4 million on two first mortgage loans backed by land, bearing a weighted average interest rate of LIBOR + 5.3% and having a March 2010 final maturity date. The Company agreed to the discounted payoff of its loans on these assets in order to avoid a prolonged foreclosure with the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

6. Real Estate Debt Investments (Continued)

borrower. Accordingly, during the fourth quarter 2009, the Company recorded a $5.3 million credit loss relating to this discounted payoff.

Non-Performing Loans and Provision for Loan Losses

  Non-Performing Loans

        As of December 31, 2009, the Company had six non-performing loans totaling $99.3 million which consisted of a first mortgage having a principal balance of $21.4 million and a maturity date of October 1, 2008, a junior participation in a first mortgage having a principal balance of $28.5 million and a maturity date of March 1, 2009, a first mortgage having a principal balance of $13.9 million and a maturity date of April 1, 2009, a junior participation in a first mortgage having a principal balance of $10.0 million and a maturity date of September 9, 2009, a first mortgage having a principal balance of $15.0 million and a maturity date of December 1, 2009 and a first mortgage having a principal balance of $10.5 million and a maturity date of December 31, 2009, representing approximately 4.9% of the Company's total commercial real estate debt investments. The Company's maximum additional exposure to loss related to these loans would be equal to the outstanding principal balance less reserves taken.

  Provision for Loan Losses

        For the year ended December 31, 2009, the Company recorded an $83.7 million credit loss provision relating to 15 loans. For the year ended December 31, 2008, the Company recorded a $11.2 million credit loss provision relating to 10 loans. As of December 31, 2009, loan loss reserves totaled $81.0 million.

7. Investments in and Advances to Unconsolidated Ventures

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

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At December 31, 2009 and 2008, the Company had an investment in CS/Federal of approximately

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

7. Investments in and Advances to Unconsolidated Ventures (Continued)

$6.9 million and $7.3 million, respectively. The Company recognized equity in earnings of $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option for its equity investment. As of December 31, 2009, the fair market value of the Company's investment in the corporate lending venture was $8.9 million. For the years ended December 31, 2008 and 2009, the Company recognized an unrealized loss of $30.0 million and $31.1 million, respectively, related to the fair value adjustment on its equity investment. The Company conducted its quarterly comprehensive credit review of this investment and as a result, concluded that due to the uncertainty of the underlying cash flows, the Company will utilize the cost recovery method of accounting for income recognition on this investment.

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, the Company closed on $109.0 million of equity capital for its Securities Fund, an investment vehicle in which the Company conducts most of its real estate securities investment business.

        The Company is the manager and general partner of the Securities Fund. The Company receives base management fees ranging from 1.0% to 2.0% per annum on third-party capital and is entitled to annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees vary depending on the investor capital lockup periods and we do not expect to earn any incentive management fees from the Securities Fund in the future.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

7. Investments in and Advances to Unconsolidated Ventures (Continued)

        At December 31, 2009 and 2008, the carrying value of the Company's investment in the Securities Fund was $7.2 million and $29.3 million, respectively, representing a 31.2% and 53.1% interest in the Securities Fund, respectively.

        For the year ended December 31, 2009, 2008 and 2007, the Company recognized equity in losses of $6.5 million, $12.4 million and $9.1 million, respectively. The Company also earned $0.2 million, $0.5 million and $0.4 million in management fees from the Securities Fund for the years ended December 31, 2009, 2008 and 2007, respectively.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At December 31, 2009 and 2008 the Company's investment in LandCap is carried at $10.1 million and $12.9 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company recognized equity in loss of $3.7 million, $3.3 million and $0.7 million, respectively. At December 31, 2009 and 2008, LandCap had investments totaling $39.1 million. In addition, the Company advanced approximately $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and was included in other assets in the consolidated balance sheets.

Midwest Care Holdco TRS I LLC

        In June 2009, the Company restructured its net lease relationship with one of its healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare- related properties. The restructuring resulted in one of the Company's unconsolidated affiliate Midwest Care Holdco TRS I LLC ("Midwest") becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. The management agreement is terminable by Midwest upon 60 days notice. This new structure allows the Company to participate in operating improvements of the underlying properties not previously available under the prior structure. The Company owns a 49% interest in Midwest and does not control the major decisions and as a result, the Company does not consolidate the operations of Midwest. The Company's investment in Midwest is accounted for using the equity method. At December 31, 2009, the Company had an investment in Midwest of approximately $1.0 million. The Company recognized equity in earnings of $7.5 million for the year ended December 31, 2009, related to Midwest.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

7. Investments in and Advances to Unconsolidated Ventures (Continued)

        Reconciliation between the operating data for all unconsolidated/uncombined ventures and equity in earnings is as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Net income	$(13,535)	$(51,469)	$(33,657)
Other partners' share of income	4,084	37,198	24,489
Fee income basis difference	—	1,263	(1,263)
Joint venture equity write-off	—	811	—
Elimination entries	7,642	279	(1,253)

Earnings from unconsolidated/uncombined ventures	$(1,809)	$(11,918)	$(11,684)

        Reconciliation between the Company's investment in unconsolidated entities as of December 31, 2009 and December 31, 2008 is as follows:

	December 31, 2009	December 31, 2008
Company's equity in unconsolidated entities	$36,874	$100,899
Elimination entries	1,109	279
Purchase price basis difference	316	329

Investment in and advances to unconsolidated ventures	$38,299	$101,507

        The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2009 and 2008 are as follows:

	2009	2008
	(unaudited)	(unaudited)
Assets
Cash	$25,655	$29,119
Restricted cash	4,006	537
Operating real estate, net	47,850	63,473
Available for sale securities, at fair value	350,598	373,588
Deferred costs, net	3,708	4,269
Other assets	8,166	2,244

Total assets	$439,983	$473,230

Liabilities and members' equity
Mortgage notes and loans payable	$46,138	$36,886
Other liabilities	221,844	280,780
Members' equity	172,001	155,564

Total liabilities and members' equity	$439,983	$473,230

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

7. Investments in and Advances to Unconsolidated Ventures (Continued)

        The condensed combined statements of operations for the unconsolidated joint ventures for the years ended December 31, 2009, 2008 and 2007 are as follows;

	2009	2008	2007
	(unaudited)	(unaudited)	(unaudited)
Revenues and other income:
Interest income	$19,724	$18,292	$8,806
Rental and escalation income	44,110	4,720	5,046
Other revenue	1,956	267	8,824

Total revenue	65,790	23,279	22,676
Expenses:
Interest expense	4,017	4,542	3,880
General and administrative	16,941	7,752	9,583
Depreciation and amortization	2,406	1,936	1,981
Other expenses	27,793	2,465	2,276

Total Expenses	55,247	16,695	17,720

Income from operations	14,543	6,584	4,956
Unrealized loss on investments	(25,277)	(60,661)	(38,613)
Realized loss on investments	(2,605)	—	—

Net income	$(13,339)	$(54,077)	$(33,657)

8. Variable Interest Entities

        The Company has created and manages portfolios of primarily investment grade commercial real estate securities and real estate debt investments, which were financed in CDO financings. The collateral securities include CMBS, fixed income securities issued by REITs and CDO financings backed primarily by real estate securities. These securities are primarily investment grade and generally are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration or otherwise guaranteed or insured. The collateral debt investments include whole loans, subordinate mortgage interests, mezzanine loans and other loans. By financing these securities with long-term debt through the issuance of CDO financings, the Company expects to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities.

        The Company is required to consolidate a variable interest entity ("VIE") if the Company is deemed to be the VIEs primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIEs anticipated losses and or a majority of the expected returns. The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities and its investments in each of its eight CDO transaction issuers to determine whether they are VIEs. For each of these investments, the Company has evaluated: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have: (a) the direct or indirect ability through voting rights to make decisions about the entity's significant activities; (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly; and (c) the right to receive the expected residual return of the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

8. Variable Interest Entities (Continued)

entity and their rights are not capped; (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both; and (4) whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

        As of December 31, 2009 and 2008, the Company identified interests in 17 entities which were determined to be VIEs.

        Based on management's analysis, the Company is not the primary beneficiary of 13 of the identified VIEs since it does not absorb a majority of the expected residual losses, or is entitled to a majority of the expected residual returns. Accordingly, these VIEs are not consolidated into the Company's financial statements as December 31, 2009 and 2008.

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

CDO financings

        The Company has interests in eight collateralized debt obligations, also referred to as CDOs, whose term notes are primarily collateralized by investment grade real estate securities or real estate debt investments. The Company generally purchases the preferred equity or the income notes of each CDO transaction, which are the equity securities of the CDO financings, and, with the exception of N-Star I, all of the below investment grade CDO notes of each CDO transaction. In addition, the Company earns a fee of 0.35% of the outstanding principal balance of the assets backing each of these CDO financings as an annual collateral management fee. The Company's interests in each of the CDO financings are accounted for as a single debt security available for sale. During the first quarter, two of the Company's CDO financings experienced a credit loss on a security whose issuer filed for bankruptcy. The Company reviewed the equity notes for impairment and determined based upon its analysis that no impairment existed at December 31, 2009. The Company will use the cost recovery method of income recognition for the term notes because of the uncertainty of the income streams of these two CDO financings. Any potential losses in the Company's off balance sheet CDO financings are limited to the amortized cost of its investment of $109.6 million at December 31, 2009.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

8. Variable Interest Entities (Continued)

  Consolidated CDO financings

        N-Star IV, VI, VII and VIII are consolidated CDO financings.

        The following tables describe certain terms of the collateral for, and the notes issued by, N-Star IV, N-Star VI, N-Star VII and N-Star VIII at December 31, 2009 and December 31, 2008:

	Collateral—December 31, 2009				Term Notes—December 31, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)(1)	Outstanding Term Notes(2)	Weighted Average Interest Rate	Stated Maturity
N-Star IV	6/14/2005	$410,888	4.30%	1.59	$282,500	0.83%	7/1/2040
N-Star VI	3/17/2006	383,106	5.20	2.80	279,057	0.79	6/1/2041
N-Star VII	6/22/2006	708,699	4.97	6.67	499,200	0.58	6/22/2051
N-Star VIII	12/6/2006	836,142	5.02	1.97	590,645	0.72	2/1/2041

Total		$2,338,835	4.91%	3.46	$1,651,402	0.71%

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

  Unconsolidated CDO financings

        N-Star I, II, III and V are unconsolidated CDO financings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

8. Variable Interest Entities (Continued)

        The following tables describe certain terms of the collateral for, and the notes issued by, N-Star I, N-Star II, N-Star III and N-Star V at December 31, 2009 and December 31, 2008:

	Collateral—December 31, 2009				Term Notes—December 31, 2009
Issuance	Date Closed	Par Value of Collateral	Weighted Average Interest Rate	Weighted Average Expected Life (years)	Outstanding Term Notes(1)	Weighted Average Interest Rate at 12/31/09	Stated Maturity
N-Star I(2)	8/21/03	$282,846	6.59%	4.26	$266,389	5.84%	8/01/2038
N-Star II	7/01/04	302,937	6.16	5.10	264,795	5.45	6/01/2039
N-Star III	3/10/05	438,714	5.58	3.96	353,086	4.02	6/01/2040
N-Star V	9/22/05	618,508	5.36	6.63	456,319	4.41	9/05/2045

Total		$1,643,005	5.78%	5.23	$1,340,589	4.80%

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

9. Deferred Costs and Intangible Assets, Net

        Deferred costs and intangible assets as of December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Deferred lease costs	$67,897	$85,630
Deferred loan costs	18,612	26,278
Intangible assets	839	839
Pending deal costs	2,650	17

	89,998	112,764
Less accumulated amortization	(32,447)	(33,131)

Deferred costs and intangible assets, net	$57,551	$79,633

        Deferred lease cost includes the allocation of a portion of the purchase price to lease origination costs associated with the in-place leases. For acquisitions for the year ended December 31, 2008, an additional $0.3 million was allocated from the purchase price to deferred lease cost.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings

        The following table summarizes the Company's outstanding borrowings as of December 31, 2009 and 2008:

	Initial Stated Maturity	Interest Rate	Contractual Balance at December 31, 2009	Contractual Balance at December 31, 2008
Credit Facilities
JP Facility(1)	8/8/2009	LIBOR + .80% to 1.80%	$—	$44,881

Total Credit Facilities			—	44,881
Term Loans
WA Secured Term Loan(2)	10/28/2012	LIBOR + 3.50%	246,884	276,143
Euro—note	10/28/2012	3 month Euribor + 3.50%	85,218	103,526
LB Term Loan	2/9/2010	LIBOR + 1.50%	22,199	24,238
Term Asset Backed Securities Loan Facility	10/29/2014	2.64%	14,682	—

Total Credit Facilities & Term Loans			368,983	448,788

Mortgage notes payable (non-recourse)
Chatsworth	5/1/2015	5.65%	—	42,923
Salt Lake City	9/1/2012	5.16%	15,471	15,862
EDS	10/8/2015	5.37%	46,977	47,698
Executive Center(3)	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,119	17,341
Indianapolis	2/1/2017	6.06%	28,142	28,472
Wakefield GE	8/30/2010	6.93%	44,163	67,269
Wakefield—Park National	1/11/2014	5.94%	32,944	33,300
Wakefield—GE—WLK	1/11/2017	6.99%	159,138	160,000
Wakefield—GE—Tusc & Harmony	1/11/2017	7.09%	7,843	7,875
Wakefield—Harmony FNMA	2/1/2017	6.39%	75,001	75,000
Wakefield—Grove City	2/1/2038	5.45%	1,835	1,862
Wakefield—Lancaster	6/1/2037	6.40%	2,571	2,605
Wakefield—Marysville	6/1/2037	6.40%	1,651	1,673
Wakefield—Washington	10/1/2038	6.65%	1,952	1,975
Wakefield—Miller Merril	6/30/2012	7.07%	118,320	116,000
Wakefield—ARL Mob Wachovia	5/11/2017	5.89%	3,389	3,412
Wakefield—Ascend Colonial	5/31/2012	7.52%	—	6,500
Wakefield—Colonial Dova	8/31/2012	7.32%	—	6,500
Wakefield—Colonial 6 Alfs	10/31/2012	6.98%	—	23,329
Wakefield—St Francis	9/10/2010	LIBOR + 2.00%	11,400	11,400
Aurora	7/11/2016	6.22%	32,982	33,329
DSG	10/11/2016	6.17%	33,795	34,237
Keene	2/1/2016	5.85%	6,693	6,790
Fort Wayne	1/1/2015	6.41%	3,399	3,480
Portland	6/17/2014	7.34%	4,652	4,825
Milpitas	3/6/2017	5.95%	22,107	22,548
Fort Mill	4/6/2017	5.63%	27,700	27,700
Reading	1/1/2015	5.58%	13,905	14,153
Reading	1/1/2015	6.00%	5,000	5,000

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings (Continued)

	Initial Stated Maturity	Interest Rate	Contractual Balance at December 31, 2009	Contractual Balance at December 31, 2008
Alliance	12/6/2017	6.48%	23,543	23,787
Mezzanine loan payable (non-recourse)
Chatsworth	5/1/2014	6.64%	—	9,310
Fort Mill	4/6/2017	6.21%	2,743	2,985
Exchangeable Senior Notes(4)	6/15/2027	7.25%	68,165	160,800
Exchangeable Senior Notes ("NNN Notes")(4)	6/15/2013	11.50%	60,750	80,000
Repurchase obligations	Varies	LIBOR varies	—	176
Bonds payable(5)
N-Star IV	7/1/2040	LIBOR + 0.61% (average spread)	282,500	292,500
N-Star VI	6/1/2041	3 month LIBOR + 0.52% (average spread)	279,057	292,700
N-Star VII	6/22/2051	LIBOR + 0.35% (average spread)	499,200	499,200
N-Star VIII	2/1/2041	LIBOR + 0.49% (average spread)	590,645	524,045
Liability to subsidiary trusts issuing preferred securities(5)(6)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	31,475	31,475
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	35,100

			$3,225,348	$3,488,962

(1)
In August 2009, the Company terminated its JP Facility and repaid the remaining principal balance of $12.2 million.

(2)
The Company had an additional $19.0 million of availability under the delay draw term facility of the WA Secured Term Loan.

(3)
The Company has a limited recourse obligation with respect to this loan. The amount of such obligation will vary based upon the tenancy of the property. The Company believes such obligation will not exceed $2.5 million.

(4)
The contractual amounts may differ from the carrying value on the consolidated balance sheets due to the equity component of the debt.

(5)
Contractual amounts due may differ from the carrying value on the consolidated balance sheets due to the election of the fair value option. See Note 3.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings (Continued)

(6)
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

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of December 31, 2009:

	Total	Mortgage and Mezzanine Loans	Secured Term Loan(1)	Liability to Subsidiary Trusts Issuing Preferred Securities(2)	Exchangeable Senior Notes(2)	Bonds Payable(1)
2010	$63,324	$63,324	$—	$—	$—	$—
2011	10,474	10,474	—	—	—	—
2012	561,052	138,586	354,301	—	68,165	—
2013	70,782	10,032	—	—	60,750	—
2014	59,374	44,692	14,682	—	—	—
Thereafter	2,460,342	528,807	—	280,133	—	1,651,402

Total	$3,225,348	$795,915	$368,983	$280,133	$128,915	$1,651,402

(1)
$68.2 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

        At December 31, 2009, the Company was in compliance with all covenants under its borrowings.

  Secured Term Loan

        On October 28, 2009, the Company entered into the First Amended and Restated Credit Agreement (the "Credit Agreement") and the Second Amendment to Note Purchase Agreement (the "Note Purchase Agreement," and together with the Credit Agreement, the "WA Secured Term Loan") with Wachovia Bank, National Association ("Wachovia"). The maturity date of the WA Secured Term Loan was extended for three years to October 28, 2012 and the WA Secured Term Loan bears interest at LIBOR plus 3.50%. The WA Secured Term Loan eliminates all margin call provisions and does not restrict the payment of dividends, subject in both cases to the semi-annual amortization payments described below. The WA Secured Term Loan also provides for up to $300 million of revolving borrowing capacity as the amount outstanding under the WA Secured Term Loan is reduced below $300 million, on a dollar-for-dollar basis. The Secured Term Loan eliminates the corporate fixed charge and recourse debt covenants and maintains the liquidity and tangible net worth covenants in the WA Secured Term Loan. The Company repaid approximately $52.5 million of the outstanding balance in connection with the WA Secured Term Loan.

        On October 28, 2009, in connection with the WA Secured Term Loan, the Company entered into a warrant agreement (the "Warrant Agreement") with Wachovia under which we issued one million warrants (the "Warrants") to Wachovia to purchase one million shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at a weighted average exercise price of $8.59 per share. 500,000 Warrants are exercisable immediately at a price of $7.50 per share, 250,000 Warrants are

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings (Continued)

exercisable after October 28, 2010 at a price of $8.60 per share and 250,000 Warrants are exercisable after October 28, 2011 at a price of $10.75 per share. The exercise price of the Warrants may be paid in cash or by cashless exercise. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment for dividends paid in common stock, subdivisions or combinations. The Company determined that the allocable fair value of the warrants, as of October 28, 2009, was $0.1 million. The fair value of the warrants was recorded in equity and the associated discount on the debt will be amortized into interest expense using the effective interest method over the life of the associated debt.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings (Continued)

  Debt Repurchases

        During the year ended December 31, 2009, the Company repurchased approximately $92.6 million face amount of its 7.25% exchangeable senior notes for a total of $40.0 million, $19.3 million face amount of its 11.50% exchangeable senior notes for a total of $10.2 million and $27.4 million face amount of its N-Star CDO bonds payable for a total of $5.4 million. The Company recorded a total net realized gain of $59.9 million in connection with the repurchase of its notes and bonds for the year ended December 31, 2009. The repurchase of the notes and bonds for the year ended December 31, 2009 also represented an aggregate $83.7 million discount to the par value of the debt.

        During the year ended December 31, 2008, the Company repurchased $111.4 million of its notes, which consisted of $93.6 million of its N-Star CDO bonds payable, $11.7 million of its 7.25% exchangeable senior notes and $6.1 million of its liability to subsidiary trusts issuing preferred securities for a total of $49.8 million. The Company recorded a realized gain of $36.5 million in connection with the repurchase of its notes. These repurchases also represented a $61.6 million discount to the par value of the debt.

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

  JP Facility

        On October 8, 2008, the Company and a subsidiary entered into Amendment No. 1 (the "Amendment") to the Master Repurchase Agreement (as amended, the "JP Facility") with JPMorgan. The JP Facility had approximately $50.4 million outstanding on the amendment date and such amounts bear interest at spreads of 1.25% to 1.80% over one-month LIBOR. Advance rates for the assets currently financed under the JP Facility range from 55% to 80% of the value of the collateral for which the advance is made. Interest rates and advance rates on future borrowings under the JP Facility will be determined by JPMorgan. Pursuant to the Amendment, the maximum amount outstanding under the JP Facility shall not exceed $150 million and we have agreed to guaranty the outstanding amount under the JP Facility. In August 2009, the Company terminated the JP Facility and repaid the remaining principal balance of $12.2 million.

  Secured Term Loan

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings (Continued)

covenants including, among others, financial covenants of a minimum tangible net worth and a minimum debt-to-equity ratio.

11. Commitments and Contingencies

Obligations Under Capital Leases and Operating Lease Agreements

        The Company is the lessee of two locations under capital leases, seven ground leases under operating real estate, of which five are paid directly by the tenants, and three corporate offices that are located in New York City, Los Angeles and Dallas. The following is a schedule of minimum future rental payments under these contractual lease obligations as of December 31, 2009:

Years Ending December 31:
2010	$5,627
2011	5,564
2012	5,407
2013	5,465
2014	5,512
Thereafter	44,737

Total minimum lease payments	72,312
Less: Amounts representing interest	11,742

Future minimum lease payments	$60,570

        Under one of the capital leases, the Company also pays rent equal to 15% of the minimum rental income received from the sub-tenant. The Company's Los Angeles office is sub-leased through December 31, 2011 and generated approximately $0.1 in sub-lease rental income for the year ended December 31, 2009. The Company recognized $2.6 million, $3.1 million and $2.7 million in rental expense for its four corporate offices for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        On August 10, 2009, the Lender filed a compliant against NRFC NNN Holdings, Inc. ("NNN") and NRFC Sub Investor IV, LLC, which are subsidiaries of ours, in the Superior Court of the State of California, County of Los Angeles. In the complaint, the Lender alleges, among other things, that the WaMu Loan is a recourse obligation of NNN due to the FDIC's disaffirmance of the WaMu Leases. The Company believes this case is without merit and is defending this suit vigorously.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

12. Rental Income Under Operating Leases

        Rental income from real estate is derived from the leasing and sub-leasing of space to commercial tenants. The leases are for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments.

        The following is a schedule of future minimum rental income under non-cancelable leases at December 31, 2009:

Years Ending December 31:
2010	$86,559
2011	85,485
2012	82,836
2013	82,312
2014	78,681
Thereafter	258,666

$674,539

        Included in rental income is percentage rent of $650, $585 and $529 for the year ended December 31, 2009, 2008 and 2007, respectively.

13. Related Party Transactions

Advisory Fees

        The Company has agreements with each of N-Star I, N-Star II, N-Star III, N-Star V and N-Star IX to perform certain advisory services. The Company earned total fees on these agreements of approximately $7.0 million, $12.0 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the years ended December 31, 2009, 2008 and 2007, the Company earned $0.2 million, $0.5 million and $0.4 million in management fees, respectively.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc., an affiliate of Chain Bridge, to perform certain management services. The Company incurred $3.4 million in management fees for each of the years ended December 31, 2009 and 2008, and $3.0 million in management fees for the year ended December 31, 2007, which are recorded in asset management fees-related parties in the consolidated statement of operations. Pursuant to the December 2009 membership interest redemption and sale agreement, the Company amended the management agreement with Wakefield Capital Management Inc. The amended management fee will be equal to one-twelfth of one percent of the daily weighted average amount of Wakefield's equity for each previous month.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

13. Related Party Transactions (Continued)

        The Company entered into a management agreement in March 2007 with the management company of our corporate lending venture to perform certain management services. On May 7, 2008, the Company terminated its management agreement with the management company of our corporate lending venture. The Company incurred $1.3 million and $3.0 million in management fees for the years ended December 31, 2008 and 2007, respectively, which are recorded in asset management fees-related parties in the consolidated statement of operations.

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

Hard Rock Hotel Loan

        In March 2007, the Company acquired a $100.0 million junior participation (subsequently converted into a second loss mezzanine loan in November 2007) in the financing provided by Credit Suisse, or CS, in connection with the acquisition of the Hard Rock Hotel and Casino, or Hard Rock, in Las Vegas, NV, by a joint venture between DLJ Merchant Banking and Morgans Hotel Group, or Morgans, which is a minority partner in the joint venture. In August 2008, the Company purchased a $30.0 million junior participation from CS, in connection with the acquisition of 11.05 acres of land immediately adjacent to the Hard Rock by the same joint venture. Both loans were subsequently modified in December 2009, which included the extension of each loan's maturity date. David Hamamoto, the Company's chairman and chief executive officer, is the chairman of the board of Morgans.

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

        As of December 31, 2009 and 2008 cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

14. Fair Value of Financial Instruments (Continued)

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated to the "worst" assuming fully extended maturities regardless of if structural or economic tests required to achieve such extended maturities. At December 31, 2009 the fair market value was $1.7 billion with a gross carrying amount of $1.9 billion. At December 31, 2008 the fair market value was $1.7 billion with a gross carrying amount of $2.1 billion.

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available to estimate their fair value. At December 31, 2009, the fair market value of the 7.25% exchangeable senior notes was $34.8 million with a carrying amount of $67.0 million and the fair market value of the 11.50% exchangeable senior notes was $28.1 million with a carrying amount of $59.0 million. At December 31, 2008, the fair market value of the 7.25% exchangeable senior notes was $67.5 million with a face amount of $160.8 million and the fair market value of the 11.50% exchangeable senior notes was $45.0 million with a face amount of $80.0 million.

        For fixed rate mortgage loans payable, the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. At December 31, 2009, the fair market value was $800.1 million with a carrying amount of $795.9 million. At December 31, 2008, the fair market value was $934.3 million with a carrying amount of $910.6 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

15. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of December 31, 2009, the Company has issued an aggregate of 8,283,510 LTIP Units, net of forfeitures of 60,198 LTIP Units. An aggregate of 1,157,995 LTIP Units were converted to commons stock and 482,989 shares of common stock were issued pursuant to the Stock Incentive Plan.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

15. Equity Based Compensation (Continued)

Of the 8,283,510 LTIP Units, so long as the recipient continues to be an eligible recipient, 5,015,942 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,252,427 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 will cliff vest on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 143,102 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $19.7 million, $21.3 million and $10.7 million for the three years ended December 31, 2009, respectively. As of December 31, 2009, there were approximately 3,282,774 unvested LTIP Units and 170 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP grants is $20.1 million, provided there are no forfeitures.

2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. The Company did not meet the performance hurdles under the 2006 Outperformance Plan as of the conclusion of the 2006 Outperformance Plan on December 31, 2008. The Company recorded compensation expense for the 2006 Outperformance Plan of $0.5 million, $1.1 million and $1.1 million for the year ended December 31, 2007, 2008 and 2009, respectively. The remaining compensation expense to be recognized over the next four quarters is $0.2 million.

        The status of all of the LTIP grants as of December 31, 2009 and December 31, 2008 is as follows:

	December 31, 2009		December 31, 2008
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	8,067	9.86	5,484	$11.47
Granted	—	—	3,533	7.26
Converted to common stock	(744)	9.83	(895)	9.51
Forfeited	—	—	(55)	9.42

Ending balance(2)	7,323	9.85	8,067	$9.86

(1)
Reflects balance at January 1, 2009 and January 1, 2008 for the periods ended December 31, 2009 and December 31, 2008, respectively.

(2)
Reflects balance at December 31, 2009 and December 31, 2008, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

15. Equity Based Compensation (Continued)

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

        The Company recorded no equity-based compensation expense related to the long term incentive component of the Plan for the year ended December 31, 2009.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

16. Stockholders' Equity

Dividend Reinvestment and Stock Purchase Plan

        In April 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), pursuant to which it registered with the SEC and reserved for issuance 15,000,000 shares of its common stock. Under the terms of the Plan, stockholders who participate in the Plan may purchase shares of the Company's common stock directly from it, in cash investments up to $10,000. At the Company's sole discretion, it may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 5%. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of the Company's stock. The Company expects to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes.

        During the year ended December 31, 2009, the Company issued a total of 80,395 common shares pursuant to the Plan for a gross sales price of approximately $0.3 million. During the year ended December 31, 2008, the Company issued a total of 181,593 common shares pursuant to the Plan for a gross sales price of approximately $1.1 million.

Equity Distribution Agreements

        In May 2009, the Company entered into an equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through JMP. JMP will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. As of December 31, 2009, the Company issued 7,326,942 common shares and received approximately $25.7 million of net cash proceeds pursuant to its equity distribution agreement with JMP.

        In May 2008, the Company entered into an equity distribution agreement with Wachovia Capital Markets, LLC ("Wachovia"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through Wachovia. Wachovia will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. For the year ended December 31, 2008, the Company sold a total of 114,100 shares of common stock related to its equity distribution agreement with Wachovia raising net proceeds of approximately $0.9 million. For the year ended December 31, 2009, the Company did not issue any common stock pursuant to its May 2008 equity distribution agreement with Wachovia. For the year ended December 31, 2008, the Company issued a total of 114,100 shares of common stock related to its equity distribution agreement with Wachovia raising net proceeds of approximately $0.9 million.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

16. Stockholders' Equity (Continued)

        In May 2007, the Company issued 25,088 shares of common stock with a fair value at the date of grant of $0.3 million to its Board of Directors as part of their annual grants.

        In December 2009, the Company issued 14,925 shares of restricted common stock with a fair value at the date of grant of $0.1 million to a newly appointed member of its Board of Directors.

        For the year ended December 31, 2008, the Company issued a total of 235,183 shares of common stock related to employee compensation arrangements and employee separation agreements.

Stock Repurchase Program

        On October 8, 2008, the Company's Board of Directors authorized a stock repurchase program of up to 10,000,000 shares of our outstanding common stock, or approximately 16% of its outstanding common stock. Stock repurchases under this program will be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the year ended December 31, 2008, the Company repurchased a total of approximately 475,051 common shares for approximately $1.4 million. For the year ended December 31, 2009, the Company did not repurchase any common shares pursuant to its stock repurchase program.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

16. Stockholders' Equity (Continued)

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

        On October 20, 2009, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on November 16, 2009 to the stockholders of record as of the close of business on November 6, 2009.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

16. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the years ended December 31, 2009, 2008 and 2007 is computed as follows (in thousands):

	Year Ended December 31 2009	Year Ended December 31 2008	Year Ended December 31 2007
Numerator (Income)
Basic Earnings
Income/(loss) from continuing operations	$(152,216)	$700,159	$49,263
Less:
Net income (loss) attributable to the non-controlling interests	7,850	(71,846)	(3,159)
Preferred stock dividends	$20,925	$20,925	$16,533

Net (loss)/income from continuing operations (basic/diluted)	(165,291)	607,388	29,571
Income from discontinued operations,net of non-controlling interest	1,596	1,844	970
Gain on sale from discontinued operations,net of non-controlling interest	12,490	—	(40)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(151,205)	609,232	30,501
Effect of dilutive securities:
Income (loss) allocated to non-controlling interest	(15,848)	67,558	2,696

Dilutive net income available to stockholders	$(167,053)	$676,790	$33,197

Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	69,870	63,136	61,511
Effect of dilutive securities:
OP/LTIP units	7,323	7,001	3,576

Dilutive Shares	77,193	70,137	65,087

        The earnings per share calculation takes into account the conversion of LTIP units into common shares. The LTIPS convert on a one-for-one basis into commons shares and share equally in the Company's earnings. Depending on the timing of LTIP conversions and the amount of LTIPS converted, relative to the timing of the Company's earnings allocated to the LTIP non-controlling interest, and the weighting of the common shares, the LTIP conversions may result in an anti-dilutive effect on earnings per share. For the years ended December 31, 2009, 2008 and 2007, the LTIP conversion were anti-dilutive.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

17. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2009 and December 31, 2008, non-controlling interest related to the aggregate limited partnership units of 7,323,310 and 8,067,211, represented an 8.91% and 11.37% interest in the Operating Partnership, respectively. Income allocated to the operating partnership non-controlling interest for the years ended December 31, 2009 and 2008 was a loss of $13.6 million and income of $67.6 million, respectively.

Joint Ventures

        In May 2006, the Company formed the Wakefield joint venture with Chain Bridge. On July 9, 2008, Wakefield sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. In December 2009, the Company completed a membership interest redemption with Wakefield, NRFC Wakefield, Chain Bridge, Wakefield Capital Management, Midwest Care Holdings LLC, or Midwest Holdings, and certain individuals, pursuant to which Wakefield redeemed the 5.4% membership interest of Chain Bridge and its affiliates in Wakefield. As a result of the redemption, NorthStar holds 100% of the equity interests in Wakefield, other than the convertible preferred membership interests held by Inland. Accordingly, Wakefield's financial statements are consolidated into the Company's consolidated financial statements and Inland American's capital is treated as a non-controlling interest. Income allocated to the non-controlling interests for the years ended December 31, 2009 and 2008 was $9.6 million and $4.9 million, respectively.

        In March 2007, the Company formed a joint venture with Monroe. On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending venture. Upon completion of the recapitalization transaction, the Company deconsolidated the venture. Monroe Capital's equity is no longer a component of non-controlling interest. Loss allocated to non-controlling interest prior to the recapitalization of Monroe Capital was $0.3 million.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

18. Risk Management and Derivative Activities (Continued)

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2009 and 2008, the Company recorded immaterial amounts of hedge ineffectiveness in earnings.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During 2010, the Company estimates that an additional $8.5 million will be reclassified as an increase to interest expense.

        The following tables summarize the Company's derivative financial instruments that were designated as cash flow hedges of interest rate risk as of December 31, 2009 and December 31, 2008:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2009	10	$90,749	$(7,691)	4.18% – 5.08%	March 2010 – August 2018
As of December 31, 2008	10	90,749	(13,923)	4.18% – 5.08%	March 2010 – August 2018

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

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet strict hedge accounting requirements. For the years ended December 31, 2009 and 2008, the Company recorded, in earnings, a mark-to-market unrealized gain of $4.6 million and an unrealized loss of $15.9 million, respectively, for the non-qualifying interest rate swaps. For the years ended December 31, 2009 and 2008, the Company recorded a $5.6 million and a $5.5 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

18. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of December 31, 2009 and 2008:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2009	22	$897,335	$(59,353)	0.34% – 5.63%	May 2010 – June 2018
As of December 31, 2008	24	1,396,879	(63,979)	0.54% – 5.63%	October 2009 – June 2018

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of December 31, 2009 and 2008.

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of December 31, 2009		As of December 31, 2008		As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$(7,691)	Derivative liability, at fair value	$(13,923)

Total derivatives designated as hedging instruments		$—		$—		$(7,691)		$(13,923)

Derivatives not designated as hedging instruments
Interest Rate Products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$9,318	Derivative liability, at fair value	$(59,353)	Derivative liability, at fair value	$(73,297)

Total derivatives not designated as hedging instruments		$—		$9,318		$(59,353)		$(73,297)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

18. Risk Management and Derivative Activities (Continued)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the years ended December 31, 2009, 2008 and 2007:

Derivatives in Cash Flow Hedging Relationships

	Location of Gain/(loss) recognized in income	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest rate products
Amount of Gain or (loss) in OCI on Derivative on OCI (Effective Portion)	n/a	$2,115	$(14,758)	$(33,620)
Amount of Gain or (loss) reclassified from accumulated OCI into Income (Effective Portion)	Interest Expense	28	28	104

Derivatives Not Designated as Hedging Instruments

	Location of Gain/(loss) recognized in income	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest rate products
Amount of Gain or (loss) recognized in income	Unrealized gain (loss) on investment and other	$(16,463)	$(30,851)	$—
Amount of Gain or (loss) reclassified from accumulated OCI into Income	Unrealized gain (loss) on investment and other	(5,618)	(5,460)	(259)

        At December 31, 2009, the Company's counterparties hold approximately $27.9 million of cash margin as collateral against its swap contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one tenant that generates 10% or more of its total revenue. However, approximately 33.5% of the Company's rental and escalation revenue for the year ended December 31, 2009 is generated from two tenants in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

19. Quarterly Financial Information (Unaudited)

        The tables below reflect the Company's selected quarterly information for the Company for the years ended December 31, 2009, 2008 and 2007.

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(unaudited)
Total revenue	$67,412	$62,404	$66,579	$70,398
Income from continuing operations	(189,931)	$(67,485)	2,469	102,731
Income from discontinued operations	132	513	594	605
Consolidated net income	(176,000)	(65,773)	2,469	102,731
Net income attributable to NorthStar Realty Finance Corp. common stockholders	(165,122)	(66,466)	(4,253)	84,636
Net income per share attributable to NorthStar Realty Finance Corp. common stockholders—basic/diluted	$(2.21)	$(0.86)	$(0.06)	$1.17
Weighted-average shares outstanding
basic	74,311,394	69,896,439	67,353,541	64,348,264
diluted	82,134,760	77,356,187	75,049,690	72,255,413

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(unaudited)
Total revenue	$84,156	$91,559	$91,119	$97,849
Income from continuing operations	251,259	251,013	(23,776)	221,663
Income from discontinued operations	604	569	508	489
Consolidated net income	251,863	251,581	(23,267)	222,152
Net income attributable to NorthStar Realty Finance Corp. common stockholders	218,992	218,310	(25,059)	193,805
Net income per share attributable to NorthStar Realty Finance Corp. common stockholders—basic/diluted	$3.11	$3.11	$(0.36)	$2.78
Weighted-average shares outstanding
basic	63,160,947	62,825,383	62,708,688	62,243,736
diluted	70,422,832	70,229,958	70,192,538	69,589,079

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

19. Quarterly Financial Information (Unaudited) (Continued)

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(unaudited)
Total revenue	$109,357	$111,678	$106,495	$83,318
Income from continuing operations	11,112	14,409	16,173	7,569
Income from discontinued operations	310	199	269	314
Consolidated net income	11,426	14,611	16,387	7,886
Net income attributable to NorthStar Realty Finance Corp. common stockholders	5,084	8,502	10,766	6,149
Net income per share attributable to NorthStar Realty Finance Corp. common stockholders—basic/diluted	$0.08	$0.13	$0.17	$0.10
Weighted-average shares outstanding
basic	61,696,568	61,629,938	61,378,154	61,329,675
diluted	67,062,284	64,659,852	64,419,056	64,126,691

20. Segment Reporting

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

        The Company's real estate securities segment is focused on investing in a wide range of commercial real estate debt securities, including commercial mortgage- backed securities ("CMBS"), REIT unsecured debt, credit tenant loans and unsecured subordinate securities of commercial real estate companies. The Company generates revenues from this segment by earning interest income and advisory fees from owning and managing these investments. Its operating expenses consist primarily of

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

20. Segment Reporting (Continued)

interest costs from financing its securities. The segment generates income from operations by earning advisory fees and a positive spread between the yield on its assets and the interest cost of its debt.

        The following table summarizes segment reporting for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Real Estate Debt	Operating Real Estate	Real Estate Securities(1)	Healthcare Real Estate Joint Venture	Corporate Investments and Other(2)	Consolidated Total
Total revenues for the years ended
December 31, 2009	$101,386	$42,349	$67,157	$56,667	$(766)	$266,793
December 31, 2008	171,792	60,551	62,524	57,086	12,730	364,683
December 31, 2007	204,056	47,893	78,962	46,711	33,226	410,848
Consolidated net (loss)/income for the years ended
December 31, 2009	(127,291)	(5,089)	133,593	6,756	(144,542)	(136,573)
December 31, 2008	703,097	(5,784)	7,639	38	(2,661)	702,329
December 31, 2007	76,951	(8,546)	15,538	3,933	(37,566)	50,310
Consolidated net (loss)/income after non-controlling interests and before preferred dividend for the years ended
December 31, 2009	(116,518)	(4,495)	120,578	(2,799)	(127,046)	(130,280)
December 31, 2008	632,913	(5,207)	6,876	(4,881)	456	630,157
December 31, 2007	76,951	(8,601)	15,538	3,707	(40,561)	47,034
Total assets as of
December 31, 2009	$2,139,259	$444,558	$312,109	$633,635	$140,003	3,669,564
December 31, 2008	$2,266,115	$515,577	$259,326	$732,513	$170,195	$3,943,726

(1)
Total revenues for the year ended December 31, 2009 and 2008 excludes $81.9 million in net realized and unrealized losses and $686.8 million in net realized and unrealized gains, respectively.

(2)
Corporate Investments and Other includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Amounts in Thousands, Except per Share Data)

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the years ended December 31, 2009, 2008 and 2007 is presented below:

	2009	2008	2007
The acquisition of available for sale securities with warehouse deposit	—	—	(21,898)
Real estate debt investment pay-down due from servicer	(50)	—	(33,842)
Write-off of deferred financing cost in connection with FAS 159 implementation	—	29,918	—
Initial mark-to-market adjustment in connection with FAS 159 implementation	—	(317,111)	—
Elimination of available for sale securities due to acquisition of consolidated liabilities	—	—	(5,390)
Reduction of mortgage notes and loans payable due to acquisition of consolidated asset and release of mortgage escrow	—	—	1,485
Elimination of bonds payable due to acquisition of consolidated assets	—	—	(7,250)
Allocation of purchase price of operating real estate to deferred cost	—	(272)	(33,755)
Non-controlling interest buy-out	—	(1,566)	—
Contribution of book value of assets to unconsolidated joint venture	—	112,097	—
Reclassification of prior-year construction in progress	—	(4,409)	—
Write-off of deferred lease cost, tenant improvements and below market lease adjustments related to lease termination	—	(3,456)	—
Application of tenant security deposit to receivable	—	1,990	—
Write-off of operating real estate due to foreclosure	51,732	—	—
Reduction of mortgage notes payable due to foreclosure	(52,067)	—	—
Reduction of restricted cash due to foreclosure	68	—	—
Write-off of deferred cost and straight-line rents in connection with disposition of operating real estate	3,009	—	27
Write-off of intangible in connection with the sale of joint venture interest	—	—	—
Assumption of loan in connection with acquisition of operating real estate	—	—	(19,499)
Deed in lieu of foreclosure of operating real estate	—	—	(7,525)
Allocation of proceeds from exchangeable senior notes to equity	—	(3,100)	—
Allocation of payment of deferred financing fees to cost of capital	—	191	—
Equity component of warrant issuance	117	—	—
Stock dividend	10,646	—	—

22. Subsequent Events (Unaudited)

        The Company has evaluated subsequent events through February 26, 2010, which is the date these financial statements were issued.

        On January 19, 2010, the Company declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 12, 2010 to the stockholders of record as of the close of business on February 5, 2010.

        On January 19, 2010, the Company declared a dividend of $0.10 per share of common stock. The dividends were paid on February 12, 2010 to the stockholders of record as of February 5, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2009
(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
987 Eighth Avenue, NY, NY	—	—	2,292	—	350	—	2,642	2,642	986	1,662	Mar-99	Various
36 West 34 Street, NY, NY	—	—	4,333	—	281	—	4,614	4,614	1,219	3,385	Mar-99	Various
701 Seventh Avenue, NY, NY	—	—	3,245	—	—	—	3,245	3,245	2,535	714	Mar-99	Various
Salt Lake Cit, UT	15,471	672	19,739	—	289	672	20,028	20,700	3,152	17,548	Aug-05	40 years
Auburn Hills, MI	11,400	2,980	8,607	—	—	2,980	8,607	11,587	1,688	9,899	Sep-05	40 years
Rancho Cordova, CA	10,845	3,060	9,360	—	—	3,060	9,360	12,420	1,442	10,978	Sep-05	40 years
Camp Hill, PA	24,732	5,900	19,510	—	—	5,900	19,510	25,410	3,472	21,938	Sep-05	40 years
Springdale, OH	19,208	3,030	20,469	—	2,109	3,030	22,578	25,608	2,873	22,735	Dec-05	40 years
Springdale, OH	16,586	2,470	17,821	—	—	2,470	17,821	20,291	2,420	17,871	Dec-05	40 years
Springdale, OH	15,686	1,500	17,690	—	—	1,500	17,690	19,190	2,401	16,789	Dec-05	40 years
Rockaway, NJ	17,119	6,118	15,664	—	295	6,118	15,959	22,077	1,814	20,263	Mar-06	40 years
Indianapolis, IN	28,142	1,670	32,306	—	—	1,670	32,306	33,976	3,466	30,510	Mar-06	40 years
Blountstown, FL	3,558	378	5,069	—	—	378	5,069	5,447	438	5,009	Jul-06	40 years
East Arlington, TX	3,389	3,619	901	—	—	3,619	901	4,520	56	4,464	May-07	40 years
Wichita, KS	8,770	2,282	10,478	—	—	2,282	10,478	12,760	532	12,228	Dec-07	40 years
Clemmons, NC	—	337	4,541	—	—	337	4,541	4,878	246	4,632	Apr-07	40 years
Grove City	1,835	613	6,882	—	182	613	7,064	7,677	457	7,220	Jun-07	40 years
Franklin, WI	6,366	872	3,903	—	—	872	3,903	4,775	289	4,486	Jan-07	40 years
Denmark, WI	1,219	241	1,668	—	—	241	1,668	1,909	123	1,786	Jan-07	40 years
Green Bay, WI	3,173	638	3,508	—	—	638	3,508	4,146	259	3,887	Jan-07	40 years
Kenosha, WI	4,130	697	4,679	—	—	697	4,679	5,376	346	5,030	Jan-07	40 years
Madison, WI	4,275	764	4,485	—	—	764	4,485	5,249	332	4,917	Jan-07	40 years
Manitowoc, WI	5,017	811	5,008	—	—	811	5,008	5,819	370	5,449	Jan-07	40 years
McFarland, WI	3,833	703	4,793	—	—	703	4,793	5,496	354	5,142	Jan-07	40 years

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Racine, WI	10,050	1,609	10,359	—	—	1,609	10,359	11,968	766	11,202	Jan-07	40 years
Menomonmee, WI	6,075	1,011	4,837	—	—	1,011	4,837	5,848	358	5,490	Jan-07	40 years
Sheboygan, WI	9,300	1,542	10,141	—	—	1,542	10,141	11,683	750	10,933	Jan-07	40 years
Stevens Point, WI	8,487	1,837	12,458	—	—	1,837	12,458	14,295	921	13,374	Jan-07	40 years
Stoughton, WI	1,686	349	2,205	—	—	349	2,205	2,554	163	2,391	Jan-07	40 years
Wausau, WI	7,553	498	9,214	—	—	498	9,214	9,712	682	9,030	Jan-07	40 years
Two Rivers, WI	2,708	1,421	3,281	—	—	1,421	3,281	4,702	243	4,459	Jan-07	40 years
Wisconsin Rapids, WI	1,129	416	2,868	—	—	416	2,868	3,284	212	3,072	Jan-07	40 years
Lancaster, OH	2,571	294	6,094	—	309	294	6,403	6,697	422	6,275	Jun-07	40 years
Marysville, OH	1,651	2,218	5,015	—	277	2,218	5,292	7,510	343	7,167	Jun-07	40 years
Indianapolis, IN	2,232	210	2,511	—	—	210	2,511	2,721	159	2,562	Jun-07	40 years
Castletown, IN	6,755	677	8,077	—	—	677	8,077	8,754	513	8,241	Jun-07	40 years
Chesterfield, IN	4,041	815	4,204	—	—	815	4,204	5,019	267	4,752	Jun-07	40 years
Columbia City, IN	8,011	1,034	6,390	—	—	1,034	6,390	7,424	406	7,018	Jun-07	40 years
Dunkirk, IN	2,114	310	2,299	—	—	310	2,299	2,609	146	2,463	Jun-07	40 years
Fort Wayne, IN	4,854	1,478	4,409	—	—	1,478	4,409	5,887	280	5,607	Jun-07	40 years
Hartford City, IN	2,078	199	1,782	—	—	199	1,782	1,981	113	1,868	Jun-07	40 years
Hobart, IN	5,908	1,835	5,019	—	—	1,835	5,019	6,854	319	6,535	Jun-07	40 years
Huntington, IN	4,510	526	5,037	—	—	526	5,037	5,563	320	5,243	Jun-07	40 years
LaGrange, IN	515	47	584	—	—	47	584	631	37	594	Jun-07	40 years
LaGrange, IN	5,072	446	5,494	—	—	446	5,494	5,940	349	5,591	Jun-07	40 years
Middletown,IN	3,395	132	4,750	—	—	132	4,750	4,882	302	4,580	Jun-07	40 years
Mooresville, IN	1,517	631	4,187	—	—	631	4,187	4,818	266	4,552	Jun-07	40 years
Peru, IN	6,402	502	7,135	—	—	502	7,135	7,637	453	7,184	Jun-07	40 years
Plymouth, IN	5,233	128	5,538	—	—	128	5,538	5,666	352	5,314	Jun-07	40 years
Portage, IN	7,011	1,438	7,988	—	—	1,438	7,988	9,426	507	8,919	Jun-07	40 years
Rockport, IN	1,709	253	2,092	—	—	253	2,092	2,345	133	2,212	Jun-07	40 years
Rushville, IN	549	62	1,177	—	—	62	1,177	1,239	75	1,164	Jun-07	40 years
Rushville, IN	4,073	310	5,858	—	—	310	5,858	6,168	372	5,796	Jun-07	40 years

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Sullivan, IN	884	102	441	—	—	102	441	543	28	515	Jun-07	40 years
Sullivan, IN	4,889	1,794	4,469	—	—	1,794	4,469	6,263	283	5,980	Jun-07	40 years
Syracuse, IN	3,484	125	4,564	—	—	125	4,564	4,689	290	4,399	Jun-07	40 years
Tipton, IN	8,045	1,102	10,836	—	—	1,102	10,836	11,938	508	11,430	Jun-07	40 years
Wasbash, IN	3,680	1,451	4,154	—	—	1,451	4,154	5,605	264	5,341	Jun-07	40 years
Wabash, IN	1,297	1,060	870	—	—	1,060	870	1,930	55	1,875	Jun-07	40 years
Wakarusa, IN	6,437	153	7,111	—	—	153	7,111	7,264	452	6,812	Jun-07	40 years
Wakarusa, IN	9,998	289	13,420	—	—	289	13,420	13,709	852	12,857	Jun-07	40 years
Warsaw, IN	3,627	319	3,722	—	—	319	3,722	4,041	236	3,805	Jun-07	40 years
Sullivan II	—	494	—	—	—	494	—	494	—	494	Jun-07	40 years
Huntington II	—	120	—	—	—	120	—	120	—	120	Jun-07	40 years
Middletown II	—	52	—	—	—	52	—	52	—	52	Jun-07	40 years
Rockport II	—	366	—	—	—	366	—	366	—	366	Jun-07	40 years
Warsaw II	—	77	—	—	—	77	—	77	—	77	Jun-07	40 years
Daly City, CA	3,463	3,297	1,872	—	—	3,297	1,872	5,169	99	5,070	Aug-07	40 years
Daly City, CA	7,937	—	—	—	12,321	—	12,321	12,321	1,983	10,338	Aug-07	40 years
Washington Crt Hse, OH	1,952	341	5,169	13	206	354	5,375	5,729	346	5,383	Jun-07	40 years
Harrisburg, IL	3,675	191	5,059	—	3	191	5,062	5,253	374	4,879	Jun-07	40 years
Clinton, OK	1,334	225	3,513	—	402	225	3,915	4,140	329	3,811	Jan-07	40 years
Olney, IL	4,227	109	5,419	—	38	109	5,457	5,566	406	5,160	Jan-07	40 years
Vandalia, IL	7,328	82	7,969	—	4	82	7,973	8,055	589	7,466	Jan-07	40 years
Paris, IL	6,819	187	6,797	—	10	187	6,807	6,994	504	6,490	Jan-07	40 years
Rantoul, IL	5,621	151	5,377	—	3	151	5,380	5,531	398	5,133	Jan-07	40 years
Robinson, IL	3,990	219	4,746	—	84	219	4,830	5,049	359	4,690	Jan-07	40 years
Cincinatti, OH	11,397	2,052	15,776	—	659	2,052	16,435	18,487	1,276	17,211	Jan-07	40 years
Memphis, TN	14,596	4,770	14,305	—	456	4,770	14,761	19,531	1,099	18,432	Jan-07	40 years

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Charleston, IL	5,846	485	6,211	—	5	485	6,216	6,701	459	6,242	Jan-07	40 years
Caroltton, GA	2,951	816	4,220	—	82	816	4,302	5,118	326	4,792	Jan-07	40 years
Kingfisher, OK	3,964	128	5,497	—	281	128	5,778	5,906	449	5,457	Jan-07	40 years
Elk City, OK	4,341	143	6,721	—	390	143	7,111	7,254	564	6,690	Jan-07	40 years
Olney, IL	2,449	57	2,897	—	9	57	2,906	2,963	215	2,748	Jan-07	40 years
Effingham, IL	4,600	340	4,994	—	20	340	5,014	5,354	372	4,982	Jan-07	40 years
Fairfield, IL	6,402	153	7,898	—	20	153	7,918	8,071	587	7,484	Jan-07	40 years
Fullerton, CA	7,575	4,065	8,564	—	127	4,065	8,691	12,756	656	12,100	Jan-07	40 years
La Vista, NE	4,267	562	4,966	—	34	562	5,000	5,562	372	5,190	Jan-07	40 years
Mattoon, IL	6,922	227	7,534	—	12	227	7,546	7,773	559	7,214	Jan-07	40 years
Mattoon, IL	5,662	210	6,871	—	9	210	6,880	7,090	509	6,581	Jan-07	40 years
Stephenville, TX	6,150	507	6,459	13	33	520	6,492	7,012	482	6,530	Jan-07	40 years
Fullerton, CA	779	1,357	872	—	9	1,357	881	2,238	65	2,173	Jan-07	40 years
Rockford, IL	4,940	1,101	4,814	—	25	1,101	4,839	5,940	358	5,582	Jan-07	40 years
Effingham, IL	547	211	1,145	—	9	211	1,154	1,365	85	1,280	Jan-07	40 years
Santa Ana, CA	7,874	2,281	7,046	—	137	2,281	7,183	9,464	546	8,918	Jan-07	40 years
Sycamore, IL	8,487	816	9,897	—	43	816	9,940	10,756	737	10,019	Jan-07	40 years
Oklahoma City, OK	4,416	757	5,184	3	338	760	5,522	6,282	435	5,847	Jan-07	40 years
Garden Grove, CA	11,169	6,975	5,927	—	161	6,975	6,088	13,063	466	12,597	Jan-07	40 years
Weatherford, OK	4,484	229	5,600	—	353	229	5,953	6,182	470	5,712	Jan-07	40 years
Mt. Sterling, KY	7,336	599	12,561	—	25	599	12,586	13,185	799	12,386	Feb-07	40 years
Tuscola, IL	4,168	237	4,616	—	121	237	4,737	4,974	376	4,598	Jan-07	40 years
Windsor, NC	—	397	—	—	—	397	—	397	—	397	Feb-07	40 years
Bremerton, WA	6,462	964	8,171	—	100	964	8,271	9,235	652	8,583	Dec-06	40 years
Sterling, IL	1,932	129	6,229	—	473	129	6,702	6,831	604	6,227	May-06	40 years
Winter Garden, FL	4,735	1,693	8,451	—	23	1,693	8,474	10,167	639	9,528	May-06	40 years
Black Mountain, NC	4,684	468	5,786	—	—	468	5,786	6,254	500	5,754	Jul-06	40 years

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Hillsboro, OR	32,945	3,954	39,233	—	—	3,954	39,233	43,187	2,984	40,203	Dec-06	40 years
Morris, IL	6,686	568	9,103	—	195	568	9,298	9,866	804	9,062	May-06	40 years
Chenita Group Home	—	73	249	—	—	73	249	322	12	310	Jan-08	40 years
Whispering Oaks	—	244	1,359	—	—	244	1,359	1,603	67	1,536	Jan-08	40 years
Twin Oaks Living	—	58	1,027	—	—	58	1,027	1,085	51	1,034	Jan-08	40 years
Twin Oaks Care	—	42	747	—	—	42	747	789	37	752	Jan-08	40 years
Salem Annex	—	11	90	—	—	11	90	101	—	101	Jan-08	40 years
Aurora, CO	32,982	2,650	35,786	24	—	2,674	35,786	38,460	3,342	35,118	Jul-06	40 years
North Attleboro, MA	4,663	—	5,445	—	—	—	5,445	5,445	542	4,903	Sep-06	40 years
Bloomingdale, IL	5,679	—	5,810	—	—	—	5,810	5,810	580	5,230	Sep-06	40 years
Concord Holdings, NH	8,296	2,145	9,216	—	—	2,145	9,216	11,361	936	10,425	Sep-06	40 years
Melville, NY	4,405	—	3,187	—	—	—	3,187	3,187	357	2,830	Sep-06	40 years
Millbury, MA	4,682	—	5,994	—	—	—	5,994	5,994	534	5,460	Sep-06	40 years
Wichita, KS	6,070	1,325	5,584	—	—	1,325	5,584	6,909	535	6,374	Sep-06	40 years
Keene, NH	6,693	3,033	5,919	—	—	3,033	5,919	8,952	584	8,368	Sep-06	40 years
Fort Wayne, IN	3,399	—	3,642	—	—	—	3,642	3,642	391	3,251	Sep-06	40 years
Portland, ME	4,652	—	6,687	—	—	—	6,687	6,687	958	5,729	Sep-06	40 years
Milpitas, CA	22,107	16,800	8,847	—	—	16,800	8,847	25,647	1,025	24,622	Feb-07	40 years
Columbus, OH	23,543	4,375	29,184	—	—	4,375	29,184	33,559	1,871	31,688	Nov-07	40 years
Fort Mill, SC	30,443	3,300	31,554	—	—	3,300	31,554	34,854	2,507	32,347	Mar-07	40 years
Reading, PA	18,905	3,225	21,792	—	—	3,225	21,792	25,017	1,385	23,632	Jun-07	40 years
	—	—	—	—	—	—	—	—	—	—

	$795,915	$148,421	$893,129	$53	$21,312	$148,474	$914,441	$1,062,915	$84,013	$978,902

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in Thousands, Except per Share Data)

The changes in real estate for the year ended December 31, 2009, December 31, 2008 and December 31, 2007 are as follows:

	2009	2008	2007
Balance at beginning of period	$1,194,469	$1,172,580	$483,045
Property acquisitions	—	3,989	688,766
Improvements	3,597	24,698	2,429
Impairments	(55,286)	(5,580)	—
Retirements/disposals	(79,865)	(1,218)	(1,660)

Balance at end of period	$1,062,915	$1,194,469	$1,172,580

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, auto and furniture and fixtures, for the period ended December 31, 2009, December 31, 2008 and December 31, 2007 are as follows:

	2009	2008	2007
Balance at beginning of period	$67,469	$38,444	$14,437
Depreciation for the period	28,285	30,243	24,032
Assets held for sale	—	—	—
Retirements/disposals	(11,741)	(1,218)	(25)

Balance at end of period	$84,013	$67,469	$38,444

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS
December 31, 2009 (in thousands)

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans	Number of Loans
Junior Participation—Float < 3% of total carrying amount	Office	LIBOR + 1.50 - 3.35	7/9/2010 – 4/6/2012	I/O	$317,049	$76,626	$76,351	6
	Hotel	4.50	2/22/2013	I/O	285,693	40,139	40,068	1
	Construction	4.28	12/31/2011	I/O	44,204	20,544	20,544	1
	Land	0.00 - 2.00	1/1/2010 – 2/9/2014	I/O	134,078	62,312	46,312	2
	Retail	2.4	1/1/2010	I/O	49,000	10,000	10,000	1
Junior Participation—Fixed < 3% of total carrying amount	Office	6.13 - 8.44	10/1/2015 – 5/11/2016	I/O	183,000	29,000	24,722	2
Mezzanine—Fixed *	Office	10.85	6/15/2016	I/O	410,000	63,572	63,554	1
Mezzanine—Fixed < 3% of total carrying amount	Office	'0.00 - 8.00	4/1/2011 – 7/10/2016	I/O	80,247	10,819	8,868	2
	Hotel	0	12/31/2011	I/O	50,494	11,134	(20)	1
	Multifamily	7.16	1/1/2016	I/O	51,954	13,752	13,752	1
	Land	0.00	4/1/2011	I/O	11,603	3,047	1,047	1
	Healthcare	15	2/1/2010	I/O	4,026	611	611	1
	Retail	0.00 - 4.26	4/1/2011 – 5/1/2017	I/O	216,062	37,507	31,069	2
Mezzanine—Float *	Hotel	0.00 - 4.26	2/9/2014	I/O	4,293,505	88,978	88,915	1
	Retail	3.75	7/1/2011	I/O	2,347,363	103,844	102,964	1
Mezzanine—Float < 3% of total carrying amount	Condo	LIBOR + 5.75 - 8.00	1/9/2011 – 7/1/2011	I/O	13,536	22,075	22,035	3
	Hotel	2.50 - 4.50	10/12/2010 – 5/9/2012	I/O	2,747,235	121,284	119,452	4
	Office	3.33 - 6.36	7/9/2010 – 2/9/2012	I/O	363,731	51,214	50,706	2
	Multifamily	2.00 - 4.00	8/10/2011 – 1/1/2016	I/O	250,396	130,102	125,779	7
Other—Fixed < 3% of total carrying amount	Other	5.53	6/25/2018	I/O	—	5,354	5,354	1
Other—Floating < 3% of total carrying amount	Multifamily	LIBOR + 1.50	3/23/2011	I/O	—	2,250	2,250	1
	Retail	2.5	12/16/2010	I/O	—	6,360	6,360	1
Whole Loan—Fixed < 3% of total carrying amount	Office	7.03 - 8.30	5/1/2011 – 7/10/2016	I/O	—	47,700	47,689	2
	Industrial	5.07 - 5.78	6/1/2015 – 8/1/2015	P&I	—	12,529	12,546	3
	Healthcare	9.01 - 9.02	8/30/2010	I/O	—	1,857	2,136	2
Whole Loan—Float *	Construction	LIBOR + 2.75	7/1/2010	I/O	—	92,485	92,391	1
Whole Loan—Float < 3% of total carrying amount	Hotel	LIBOR + 2.00 - 4.00	3/1/2011 – 4/1/2012	I/O	—	107,719	102,570	5
	Industrial	1.65 - 2.70	3/1/2011 – 4/1/2016	I/O	—	52,842	52,813	4
	Land	0.00 - 3.50	1/1/2010 – 4/1/2012	I/O	10,975	56,654	50,306	4
	Condo	0.00 - 3.50	1/8/2013	I/O	—	51,704	51,680	1
	Multifamily	1.25 - 3.40	3/1/2011 – 1/1/2016	I/O	—	327,994	327,769	13
	Office	1.95 - 8.60	2/1/2010 – 2/1/2014	I/O	—	260,971	247,824	17
	Construction	0.00 - 3.50	1/1/2010 – 6/1/2012	I/O	12,230	58,792	48,128	4
	Healthcare	2.41	1/1/2016	I/O	—	11,500	11,500	1
	Retail	2.75	7/1/2010	I/O	—	17,125	17,103	1
	Various	3.00	8/1/2012	I/O	—	12,000	11,943	1

Total					$11,876,382	$2,022,396	$1,937,093	102

*
Represents loans greater than 3% of the total carrying amount which may require individual disclosure

(1)
Interest only, or I/O; Principal and Interest, or P&I.

	2009	2008	2007
Balance at beginning of period	$2,047,470	$2,007,022	$1,571,510
Additions during the year:
New loans and additional advances on existing loans	487,306	335,618	1,102,671
Acquisition cost and (fees)	4,255	122	(9,986)
Premiums/(Discounts)		(3,219)	(4,079)
Amortization of acquisition costs, fees, premiums and discounts	2,352	9,928	8,430
Deductions:
Collection of principal	604,290	302,001	661,524

Balance at end of period(1)	$1,937,093	$2,047,470	$2,007,022

(1)
Includes $0.6 million in real estate debt investments, held for sale.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

  (b)    Attestation report of the registered public accounting firm.

        Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Grant Thornton has issued an attestation report, which is included in Part II, Item 8. of this Form 10-K.

  (c)    Changes in internal control over financial reporting.

        There have been no changes in the Company's internal control over financial reporting during the most recent quarter ended December 31, 2009 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

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

Item 11.    Executive Compensation*

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13.    Certain Relationships and Related Transactions and Directors Independence*

Item 14.    Principal Accountant Fees and Services*

*
The information that is required by Items 9, 10, 11, 12 and 13 is incorporated herein by reference from the definitive proxy statement relating to the 2010 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company's fiscal year ending December 31, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  and (c)  Financial Statement and Schedules—see Index to Financial Statements and Schedules included in Item 7.

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
10.13
Note Purchase Agreement, dated as of March 29, 2007, between NRF—Reindeer Ltd., as seller, and Wachovia Bank, N.A., as purchaser (incorporated by reference to Exhibit 10.13 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.14
Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed May 29, 2007)
10.15
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
10.16
Indenture dated as of June 18, 2007, between NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
10.17
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.18
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Andrew C. Richardson (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.19
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.20
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between the Company and Albert Tylis (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed July 27, 2009)
10.21
Credit Agreement, dated as of November 6, 2007, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC, NRFC WA Holdings XII, LLC, as borrowers, NorthStar Realty Finance Corp. and NorthStar Realty Finance L.P., as guarantors, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.53 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)
10.22
Limited Guaranty Agreement, dated as of November 6, 2007, by and among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.54 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

Exhibit Number	Description of Exhibit
10.23	First Amendment to Note Purchase Agreement, dated as of November 6, 2007, by and among NRF-Reindeer Ltd., as seller, NorthStar Realty Finance Corp., as guarantor, and Wachovia Bank, N.A., as purchaser, and consented and agreed to by NRFC Luxembourg Holdings I S.Á R.L., as pledgor (incorporated by reference to Exhibit 10.24 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.24
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
10.25
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)
10.26
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.27
NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.28	Form of Award Agreement (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on September 11, 2009)
10.29
First Amended and Restated Credit Agreement, dated as of October 28, 2009, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC and NRFC WA Holdings XII, LLC, as borrowers, NorthStar Realty Finance Corp., and NorthStar Realty Finance L.P., as guarantors, the lenders party thereto, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.33 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.30
First Amended and Restated Guaranty Agreement, dated as of October 28, 2009, by NorthStar Realty Finance Corp., NorthStar Realty Finance L.P., and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.31
Second Amendment to Note Purchase Agreement and Repurchase Documents, dated as of October 28, 2009, by and among NRF-Reindeer Ltd., as seller, NorthStar Realty Finance Corp., as guarantor and Wachovia Bank, N.A., as purchaser, and consented and agreed to by NRFC Luxembourg Holdings I S.Á R.L. and NRFC Sub-REIT Corp., as pledgor (incorporated by reference to Exhibit 10.35 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.32
Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

Exhibit Number	Description of Exhibit
10.33	Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.34
Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.35
Separation and Consulting Agreement, dated January 25, 2010, between NorthStar Realty Finance Corp. and Richard J. McCready (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on January 25, 2010)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 26, 2010.

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

Signature	Title	Date

/s/ DAVID T. HAMAMOTO David T. Hamamoto	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2010
/s/ ANDREW C. RICHARDSON Andrew C. Richardson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2010
/s/ LISA MEYER Lisa Meyer	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010
/s/ PRESTON BUTCHER Preston Butcher	Director	February 26, 2010
/s/ STEPHEN E. CUMMINGS Stephen E. Cummings	Director	February 26, 2010

Signature	Title	Date

/s/ JUDITH A. HANNAWAY Judith A. Hannaway	Director	February 26, 2010
/s/ WESLEY D. MINAMI Wesley D. Minami	Director	February 26, 2010
/s/ LOUIS J. PAGLIA Louis J. Paglia	Director	February 26, 2010