Form 10-Q
period 2010-03-31
NORTHSTAR REALTY
filed 2010-05-06
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

        The Company has one class of common stock, par value $0.01 per share, 75,426,625 shares outstanding as of May 5, 2010.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT

For the Three Months Ended March 31, 2010

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS:
Cash and cash equivalents	$116,771	$138,928
Restricted cash (includes $87,895 and $74,453 from consolidated VIEs, respectively)	135,381	129,180
Operating real estate—net	963,228	978,902
Available for sale securities, at fair value (includes $1,198,123 and $283,184 from consolidated VIEs, respectively)	1,249,484	336,220
Real estate debt investments, net (includes $1,282,138 and $1,356,038 from consolidated VIEs, respectively)	1,864,790	1,936,482
Real estate debt investments, held-for-sale (includes $40,515 and $- from consolidated VIEs, respectively)	40,515	611
Investments in and advances to unconsolidated ventures	40,178	38,299
Receivables, net of allowance of $103 in 2010 and $1,349 in 2009 (includes net $17,777 and $7,421 from consolidated VIEs, respectively)	25,061	17,912
Unbilled rents receivable	10,730	10,206
Derivative instruments, at fair value (includes $57 and $- from consolidated VIEs, respectively)	57	—
Deferred costs and intangible assets, net	57,446	57,551
Other assets (includes $3,454 and $2,888 from consolidated VIEs, respectively)	24,174	25,273

Total assets	$4,527,815	$3,669,564

LIABILITIES:
Mortgage notes and loans payable	796,648	795,915
Exchangeable senior notes	126,204	125,992
Bonds payable, at fair value (includes $1,178,610 and $584,615 from consolidated VIEs, respectively)	1,178,610	584,615
Secured term loans	386,952	368,865
Liability to subsidiary trusts issuing preferred securities, at fair value	190,846	167,035
Obligations under capital leases	3,519	3,527
Accounts payable and accrued expenses (includes $5,025 and $1,631 from consolidated VIEs, respectively)	26,847	30,071
Escrow deposits payable (includes $28,410 and $28,608 from consolidated VIEs, respectively)	39,261	39,461
Derivative liability, at fair value (includes $124,563 and $46,187 from consolidated VIEs, respectively)	147,447	67,044
Other liabilities (includes $387 and $358 from consolidated VIEs, respectively)	26,584	28,399

Total liabilities	2,922,918	2,210,924
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 75,425,755 and 74,882,600 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	754	749
Additional paid-in capital	668,441	662,805
Retained earnings	550,439	460,915
Accumulated other comprehensive loss	(50,595)	(92,670)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,410,411	1,273,171
Non-controlling interest	194,486	185,469

Total equity	1,604,897	1,458,640

Total liabilities and stockholders' equity	$4,527,815	$3,669,564

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues and other income:
Interest income	$57,575	$36,781
Interest income—related parties	621	4,507
Rental and escalation income	21,780	25,176
Advisory and management fee income—related parties	518	1,691
Other revenue	1,055	168

Total revenues	81,549	68,323
Expenses:
Interest expense	32,073	33,187
Real estate properties—operating expenses	1,769	2,127
Asset management fees—related parties	466	853
Provision for loan losses	36,316	21,462
General and administrative:
Salaries and equity-based compensation(1)	16,532	11,610
Auditing and professional fees	2,940	2,261
Other general and administrative	4,012	3,568

Total general and administrative	23,484	17,439
Depreciation and amortization	8,483	14,285

Total expenses	102,591	89,353
(Loss) from operations	(21,042)	(21,030)
Equity in earnings/(loss) of unconsolidated ventures	1,349	(4,418)
Unrealized (loss)/gain on investments and other	(1,843)	90,661
Realized gain on investments and other	1,433	36,913

(Loss)/income from continuing operations	(20,103)	102,126
Income from discontinued operations	—	605

Consolidated net (loss)/income	(20,103)	102,731
Net income (loss) attributable to the non-controlling interests	411	(12,864)
Preferred stock dividends	(5,231)	(5,231)

Net (loss)/income attributable to NorthStar Realty Finance Corp. common stockholders	$(24,923)	$84,636

Net (loss)/income per share from continuing operations (basic/diluted)	(0.33)	1.31
Income per share from discontinued operations (basic/diluted)	—	0.01

Net (loss)/income attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(0.33)	$1.32

Weighted average number of shares of common stock:
Basic	75,068,654	64,348,264
Diluted	82,217,223	72,255,413

(1)
The three months ended March 31, 2010 and 2009 include $5,058 and $5,144, respectively, of equity-based compensation expense. The three months ended March 31, 2010 includes $3,583 of cash compensation expense and $1,014 of equity based compensation expense relating to a separation and consulting agreement with a former executive.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

(Unaudited)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders Equity	Non-controlling Interests	Total Stockholders Equity
Balance at December 31, 2008	$100	62,907	$634	$861,300	(1,384)	$(94,343)	$648,860	$1,415,167	$198,593	$1,613,760
Equity component of exchangeable senior notes	—	—	—	(4,321)	—	—	—	(4,321)	—	(4,321)
Equity component of warrants	—	—	—	117	—	—	—	117	—	117
Dividend reinvestment and stock purchase plan	—	80	1	276	—	—	—	277	—	277
Proceeds from equity distribution agreement	—	7,327	69	23,995	1,384	—	—	25,448	—	25,448
Stock awards/LTIP awards		94	1	300	—	—	—	301	20,172	20,473
Restricted share grant	—	15	—	1	—	—	—	1	—	1
Comprehensive loss	—	—	—	—	—	1,673	—	1,673	199	1,872
Conversion of OP/LTIP units	—	744	7	12,013	—	—	—	12,020	(12,020)	—
Stock dividends	—	3,716	37	10,610	—	—	(9,607)	1,040	(1,040)	—
Cash dividends on common stock	—	—	—	—	—	—	(27,133)	(27,133)	(15,957)	(43,090)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Redemption of membership interest	—	—	—	(214)	—	—	—	(214)	—	(214)
Equity in private fund									1,815	1,815
Net income	—	—	—	—	—	—	(130,280)	(130,280)	(6,293)	(136,573)

Balance at December 31, 2009	$100	74,883	$749	$904,077	$—	$(92,670)	$460,915	$1,273,171	$185,469	$1,458,640

VIE consolidation begining balance adjustment	—	—	—	—	—	41,332	121,935	163,267	20,329	183,596
Amortization of deferred compensation	—	—	—	4	—	—	—	4	—	4
Dividend reinvestment and stock purchase plan	—	24	—	27	—	—	—	27	—	27
Stock awards/LTIP awards	—	—	—	—	—	—	—	—	5,054	5,054
Restricted share grant	—	—	—	—	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	743	—	743	95	838
Conversion of OP/LTIP units	—	519	5	7,412	—	—	—	7,417	(7,417)	—
Cash dividends on common stock	—	—	—	—	—	—	(7,488)	(7,488)	(5,993)	(13,481)
Cash dividends on preferred stock	—	—	—	—	—	—	(5,231)	(5,231)	(2,625)	(7,856)
Redemption of membership interest	—	—	—	(1,807)	—	—	—	(1,807)	1,800	(7)
Equity in private fund									(1,815)	(1,815)
Net income	—	—	—	—	—	—	(19,692)	(19,692)	(411)	(20,103)

Balance at March 31, 2010	$100	75,426	$754	$909,713	$—	$(50,595)	$550,439	$1,410,411	$194,486	$1,604,897

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Consolidated net (loss)/income	$(20,103)	$102,731
Unrealized (loss) on available for sale securities	(44)	(15,860)
Change in fair value of derivatives	(857)	979
Reclassification adjustment for gains included in net income	1,739	1,397

Comprehensive (loss)/income	(19,265)	89,247
Less: Comprehensive income attributable to non-controlling interests	(71)	11,393

Comprehensive (loss)/income attributable to NorthStar Realty Finance Corp.	$(19,195)	$77,854

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net cash (used in) provided by operating activities	$(3,929)	$8,863
Cash flows from investing activities:
Improvement of Operating real estate	(402)	(1,299)
Acquisition of available for sale securities	(87,355)	(17,114)
Proceeds from disposition of securities available for sale	38,884	16,501
Available for sale securities repayments	6,240	216
Originations/acquisitions of real estate debt investments	(10,320)	(121,677)
Real estate debt investment repayments	24,536	6,622
Proceeds from the sale of real estate debt investments	611	101,513
Real estate debt investment acquisition costs	—	(116)
Other loans receivable	—	(1,070)
Restricted cash used for investment activities	(1,989)	(443)
Deferred lease costs	(220)	—
Investment in and advances to unconsolidated ventures	(502)	—
Distributions from unconsolidated ventures	2,109	6,952

Net cash (used in) investing activities	(28,408)	(9,915)
Cash flows from financing activities:
Purchase of interest rate cap	(243)	—
Settlement of derivative	(283)	—
Collateral held by swap counter party	4,749	3,709
Mortgage notes and loan borrowings	58,200	—
Mortgage principal repayments	(52,733)	(2,207)
Borrowing under credit facilities	—	1,912
Repayments credit facilities	—	(33,568)
Repurchase obligation borrowings	—	528
Repurchase obligation repayments	—	(175)
Proceeds from bonds	9,000	60,000
Bond repayments	(13,225)	—
Borrowing under secured term loan	24,631	1,373
Secured term loan repayment	(1,345)	(1,365)
Bond repurchases	(218)	(25,830)
Payment of deferred financing costs	(1,348)	—
Restricted cash from financing activities	352	(1,081)
Proceeds from dividend reinvestment and stock purchase plan	89	14
Dividends (common and preferred) and distributions	(12,720)	(11,376)
Deferred offering costs	(1,100)	—
Offering costs	(69)	—
Distributions to non-controlling interest	(3,557)	(3,578)

Net cash provided by (used in) financing activities	10,180	(11,644)
Net (decrease) increase in cash & cash equivalents	(22,157)	(12,696)
Cash and cash equivalents—beginning of period	138,928	134,039

Cash and cash equivalents—end of period	$116,771	$121,343

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

Consolidating Subsidiaries

NRF Healthcare, LLC

        In May 2006, the Company entered into joint venture called NRF Healthcare, LLC with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets. In connection with the formation of the venture, Chain Bridge contributed substantially all of its assets to NRF Healthcare, LLC for its $15.1 million membership interest in the joint venture.

        In July 2008, NRF Healthcare, LLC sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. ("Inland American"). The Company received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment is entitled to a 10.5% dividend per annum. The convertible preferred membership interest may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of NRF Healthcare, LLC. NRF Healthcare, LLC may, at its option, redeem the convertible preferred interests at any time following the first anniversary of the closing, subject to payment of a call premium that declines over time. In addition, at any time after the second anniversary of the closing, Inland American may convert its preferred membership interests into common equity in NRF Healthcare, LLC. Based on the initial investment amount and capital accounts of the members of NRF Healthcare, LLC, the convertible preferred membership interests represent, upon conversion, approximately a 42% common equity ownership interest in NRF Healthcare, LLC. Inland American will have the option of contributing additional preferred membership interest and participating in new NRF Healthcare, LLC investment opportunities in proportion to its percentage ownership interest, assuming it was to convert its interests to common equity.

        In December 2009, the Company completed a membership interest redemption with NRF Healthcare, LLC, NRFC Healthcare Holding Company, LLC, NorthStar Healthcare Investors, Inc.,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization (Continued)

Chain Bridge, Wakefield Capital Management, Midwest Care Holdings LLC, or Midwest Holdings, and certain individuals, pursuant to which NRF Healthcare, LLC redeemed the 5.4% membership interest of Chain Bridge and its affiliates in NRF Healthcare, LLC for $2.0 million and its membership interest in certain assets. As a result of the redemption, NorthStar holds 100% of the common equity membership interests in NRF Healthcare, LLC.

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company's December 31, 2009 consolidated financial statements included in its annual report on Form 10-K.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted without a material impact on the Company's financial condition or results of operations for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update will be included in the note on fair value measurements upon adoption. The Company does not expect these additional disclosures to have a material impact on its financial condition or results of operations.

3. Variable Interest Entities

        On January 1, 2010, the Company adopted the FASB guidance for determining whether an entity is a variable interest entity, or VIE, and which requires an analysis of qualitative rather than quantitative factors to determine the primary beneficiary of a VIE. The guidance requires an entity to consolidate a VIE if (i) it has the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. As a result of the implementation of this pronouncement, the Company consolidated four of its previously off-balance sheet CDO financings, which are referred to as N-Star I, II, III and V. The Company has elected the fair value option of accounting for the available for sale securities and bonds payable of these entities for the purpose of enhancing the transparency of its financial condition.

        The following tables present the cumulative effects of the change in accounting principle as of January 1, 2010 (in thousands):

	As Reported, December 31, 2009	As Adjusted, January 1, 2010	Effect of Change in Accounting Principle
Non-controlling interest	$185,469	$205,798	$20,329
Retained earnings	460,915	582,850	121,935
Accumulated other comprehensive loss	(92,670)	(51,338)	41,332

        The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities and its investments in each of its eight CDO transaction issuers to determine whether they are a variable interest entity ("VIE"). A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. For each of these investments, the Company has evaluated: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have: (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance; (b) the obligation to absorb the expected losses of the legal entity; and (c) the right to receive the expected residual returns of the legal entity; (3) whether the voting rights of these

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both; and (4) whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above four characteristics of a voting interest entity is considered to be a VIE.

        As of March 31, 2010, the Company identified interests in 17 entities which were determined to be VIEs. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

        The Company is required to consolidate a VIE if the Company is deemed to be the VIEs primary beneficiary. The primary beneficiary is the party that (i) has the power to direct the activities that most significantly impact the VIE's economic performance and (ii) has the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE.

        The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis to determine if it holds the power to direct the activities that most significantly impact the VIEs economic performance. This analysis includes: (i) assessing the Company's variable interests (both implicit and explicit) and any other involvements in the VIE, as well as the involvements of other variable interest holders; (ii) consideration of the VIEs purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (iii) identifying the activities that most significantly affect the VIE's economic performance; (iv) determining whether the Company's significant involvement in the design of an entity provided the Company with the opportunity to establish arrangements that result in the Company having the power to direct the VIEs most significant activities; and (v) determining whether the Company's level of economic interest in a VIE is indicative of the amount of power the Company holds in situations where the Company's stated power to direct the VIEs most significant activities is disproportionately less than its economic interest in the entity. The Company performs a quantitative analysis to determine if it has the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. For purposes of allocating a VIE's expected losses and expected residual returns to its variable interest holders, the Company calculates its share of the VIE's expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the Company's position in the capital structure of the VIE, under various probability-weighted scenarios.

        Based on management's analysis, the Company is not the primary beneficiary of nine of the identified VIEs since it (i) does not have the power to direct the activities that most significantly impact the VIE's economic performance and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of March 31, 2010. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

Consolidated VIEs (the Company is the primary beneficiary)

        The Company has created and manages portfolios of commercial real estate securities and real estate debt investments, which were financed in CDO financings. The collateral securities include commercial mortgage- backed securities ("CMBS"), fixed income securities issued by REITs and CDO financings backed primarily by real estate securities. The collateral debt investments include whole loans, subordinate mortgage interests, mezzanine loans and other loans. By financing these securities with long-term debt through the issuance of CDO financings, the Company expects to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. In connection with the Company's CDO financings, the Company has various forms of significant ongoing involvement, which may include: (i) holding senior or subordinated interests in the CDOs; (ii) asset management; and (iii) entering into derivative contracts.

        N-Star I, II, III, IV, V, VI, VII and VIII are consolidated CDO financings.

        The following table displays the classification and carrying amounts of assets and liabilities of consolidated VIEs as of March 31, 2010 (in thousands):

	Variable Interest Entity
	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	Total
Assets of consolidated VIEs:
Restricted cash	$1,682	$398	$2,313	$26,414	$4,088	$11,974	$6,021	$35,005	$87,895
Available for sale securities, at fair value	214,281	217,496	205,402	32,187	237,106	12,202	246,546	32,903	1,198,123
Real estate debt investments, net	—	—	24,480	301,281	—	298,490	12,572	645,315	1,282,138
Real estate debt investments, held-for-sale	—	—	—	—	—	12,527	—	27,988	40,515
Receivables, net of allowance	2,261	2,393	2,402	1,397	3,790	838	2,680	2,016	17,777
Derivative instruments, at fair value	—	—	—	—	—	—	57	—	57
Other assets	8	—	11	10	—	2,617	187	621	3,454

Total assets of consolidated VIEs(1):	218,232	220,287	234,608	361,289	244,984	338,648	268,063	743,848	2,629,959
Liabilities of consolidated VIEs:
Bonds payable, at fair value	185,002	178,174	146,663	132,543	79,521	142,997	85,895	227,815	1,178,610
Accounts payable and accrued expenses	1,418	126	1,148	128	525	422	386	872	5,025
Derivative liability, at fair value	15,905	15,529	17,760	—	24,329	6,631	32,583	11,826	124,563
Escrow deposits payable	—	—	—	8,776	—	7,583	—	12,051	28,410
Other liabilities	—	—	—	—	—	—	387	—	387

Total liabilities of consolidated VIEs(2):	202,325	193,829	165,571	141,447	104,375	157,633	119,251	252,564	1,336,995

Net assets	$15,907	$26,458	$69,037	$219,842	$140,609	$181,015	$148,812	$491,284	$1,292,964

(1)
Assets of each of the consolidated VIEs may only be used to settle obligations of the respective VIE.

(2)
Creditors of each of the consolidated VIEs have no recourse to the general credit of the Company.

        The Company did not provide financial support to any of its consolidated VIEs during the three months ended March 31, 2010 and 2009. At March 31, 2010 there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its consolidated VIEs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

  Real Estate Debt Investments

        The Company has identified one real estate debt investment with a principal amount of $21.8 million as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. For all other real estate debt investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

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

        The following table displays the classification, carrying amounts and maximum exposure of unconsolidated VIEs as of March 31, 2010 (in thousands):

	Variable Interest Entity
	Trusts Issuing Preferred Securities, at Fair Value	Real Estate Debt Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments	—	$21,799	$21,799	$21,799

Total assets	—	21,799	21,799	21,799
Liability to subsidiary trusts issuing preferred securities, at fair value	190,846	—	190,846	N/A

Total liabilities	190,846	—	190,846	N/A

Net assets	($190,846)	$21,799	($169,047)	$21,799

(1)
The Company's maximum exposure to loss at March 31, 2010 would not exceed the carrying amount of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the three months ended March 31, 2010 and 2009. At March 31, 2010 there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments

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

Determination of Fair Value

        The Company uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company's market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

liabilities. The Company's income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results to internally generated pricing models on each asset or liability to validate reasonableness.

        The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

  Available for sale securities

        When available, the fair value of debt securities available for sale is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. The fair value of Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. The fair value of Level 3 securities is typically based on a single broker quote or the Company's discounted cash flow analysis.

  Derivative instruments

        Derivatives are measured using market approach with prices obtained from nationally-recognized pricing service and are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value hierarchy.

  Corporate lending investment

        The Company's corporate lending investment is measured using in income approach with prices obtained from a nationally-recognized banking institution that acted as underwriter for the investment and is generally measured using pricing models with market observable inputs such as interest rates and equity index levels, with adjustments for unobservable inputs. These measurements are classified as Level 3 within the fair value hierarchy.

  N-Star CDO bonds payable

        N-Star CDO bonds payable are measured using an income approach with prices obtained from a nationally-recognized banking institution that acted as underwriter for the investment and are generally measured using pricing models with market observable inputs such as interest rates and equity index levels, with adjustments for unobservable inputs. These measurements are classified as Level 3 within the fair value hierarchy.

  Liability to subsidiary trusts issuing preferred securities

        Liability to subsidiary trusts issuing preferred securities is measured using market approach with prices obtained from an experienced pricing service and is generally measured using pricing models

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

with market observable inputs such as implied credit spreads on the Company's preferred stock and exchangeable senior notes as adjusted for unobservable inputs which reflect the differences between these other instruments and the trust preferred securities. These measurements are classified as Level 3 within the fair value hierarchy.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$737,452	$184,520	$921,972
N-Star CDO notes	—	—	1,342	1,342
Third party CDO notes	—	—	28,414	28,414
REIT debt	—	258,557	7,344	265,901
Trust preferred securities	—	—	8,486	8,486
Real estate interest	—	16,767	6,602	23,369
Derivative asset	—	57	—	57
Corporate lending investment	—	—	9,553	9,553

Total assets	$—	$1,012,833	$246,261	$1,259,094

Liabilities:
N-Star CDO bonds payable	—	—	1,178,610	$1,178,610
Liability to subsidiary trusts issuing preferred securities	—	—	190,846	190,846
Derivative liability	—	147,447	—	147,447

Total liabilities	$—	$147,447	$1,369,456	$1,516,903

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

        The following table presents additional information about the Company's available for sale securities, corporate lending investment, bonds payable and liabilities to subsidiary trusts issuing preferred securities which are measured at fair value on a recurring basis at March 31, 2010 for which the Company has utilized Level 3 inputs to determine fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for Sale Securities	Corporate Lending Investment	N-Star CDO Bonds Payable	Liability to Subsidiary Trusts Issuing Preferred Securities
Beginning balance:	$309,505	$8,943	$1,141,096	$167,035
Total net transfers into/out of Level 3	(60,577)
Purchases, sales, issuance and settlements, net	(33,699)	(2,061)	(4,325)
Less: total losses and premium/discount amortization (realized or unrealized):
Included in earnings	4,925	2,671	46,219	23,811
Included in other comprehensive loss	—
Plus: total gains and premium/discount amortization (realized or unrealized):
Included in earnings	26,364		4,380
Included in other comprehensive loss	40	—	—	—

Ending balance	$236,708	$9,553	$1,178,610	$190,846

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$21,479	$(2,671)	$41,839	$23,811

Fair Value Option

        The Company has elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item:

  •
  Available for sale securities that serve as collateral for the Company's CDO financings;

  •
  CDO bonds payable;

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

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

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

Financial Instruments, at Fair Value	March 31, 2010	December 31, 2009(1)
Assets:
Available for sale securities:
CMBS	$921,972	$249,583
N-Star CDO notes	—	4,268
Third party CDO notes	28,414	9,515
REIT debt	265,901	30,580
Trust preferred securities	8,486	8,739
Real estate interest	23,369	—
Corporate lending investment	9,553	8,943

Total assets	$1,257,695	$311,628

Liabilities:
N-Star CDO bonds payable	1,178,610	584,615
Liability to subsidiary trusts issuing preferred securities	190,846	167,035

Total liabilities	$1,369,456	$751,650

(1)
December 31, 2009 does not include the assets and liabilities of N-Star I, II, III and V, for which the Company has elected the fair value option, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

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

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at March 31, 2010	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$921,972	$2,119,422	$(1,197,450)
Third party CDO notes	28,414	143,484	(115,070)
REIT debt	265,901	271,121	(5,220)
Trust preferred securities	8,486	15,000	(6,514)
Real estate interest	23,369	40,659	(17,290)

Total assets	$1,248,142	$2,589,686	$(1,341,544)

Liabilities:
N-Star CDO bonds payable	1,178,610	2,973,514	(1,794,904)
Liability to subsidiary trusts issuing preferred securities	190,846	280,133	(89,287)

Total Liabilities	$1,369,456	$3,253,647	$(1,884,191)

        At March 31, 2010 and December 31, 2009, the basis in the Company's corporate lending investment was $68.0 million and $70.0 million, respectively. The Company has elected the fair value option for this investment which is accounted for under the equity method of accounting. The fair market value of the Company's investment at March 31, 2010 and December 31, 2009 was $9.6 million and $8.9 million, respectively.

        For the three months ended March 31, 2010 and 2009, the Company recognized a net gain of $33.3 million and a net gain of $89.1 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's consolidated statement of operations. The net gain for the three months ended March 31, 2009 does not include net gains or losses on the assets and liabilities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable and liability to subsidiary trusts issuing preferred securities for which the fair value option was elected was a net gain of $65.6 million and a net gain of $136.7 million for the three months ended March 31, 2010 and 2009, respectively. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. The net gain for the three months ended March 31, 2009 does not include net gains or losses on the assets and liabilities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate

Discontinued Operations

        In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina to a private investor group for approximately $95.9 million.

        The following table summarizes income from discontinued operations for the three months ended March 31, 2009:

For the Three Months Ended March 31, 2009
Revenue:
Rental and escalation income	$2,072
Interest and other	3

Total revenue	2,075

Expenses:
General and administrative expenses	17
Interest expense	925
Depreciation and amortization	528

Total expenses	1,471

Income from discontinued operations	$605

6. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at March 31, 2010:

March 31, 2010	Carrying Value	Losses in Accumulated OCI	Cumulative Unrealized (Loss)/Gain on Investments	Fair Value(1)
CMBS	$1,576,681	$—	$(654,709)	$921,972
N-Star CDO notes	15,108	(13,765)	—	1,343
Third party CDO notes	109,919	—	(81,505)	28,414
REIT debt	266,869	—	(969)	265,900
Real estate interest	33,489	—	(10,120)	23,369
Trust preferred securities	15,000	—	(6,514)	8,486

Total	$2,017,066	$(13,765)	$(753,817)	$1,249,484

(1)
Approximately $1.2 billion of these investments serve as collateral for the Company's consolidated CDO transactions and the balance is financed under other borrowing facilities.

        At March 31, 2010, the maturities of the available for sale securities ranged from two months to 48 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Available for Sale Securities (Continued)

        During the three months ended March 31, 2010, proceeds from the sale and redemption of available for sale securities was $38.9 million. The net realized gain on the sale and redemption of available for sale securities was $2.9 million. During the three months ended March 31, 2009, proceeds from the sale and redemption of available for sale securities was $16.5 million. The net realized gain on the sale of available for sale securities was $2.5 million. Proceeds and realized gains from the sale and redemption of available for sale securities for the three months ended March 31, 2009 does not include the sale and redemption of available for sale securities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

        The following is a summary of the Company's available for sale securities at December 31, 2009:

December 31, 2009(1)	Carrying Value	Losses in Accumulated OCI	Cumulative Unrealized (Loss)/Gain on Investments	Fair Value(2)
CMBS	$443,568	$—	$(193,985)	$249,583
N-Star CDO notes	34,115	(13,517)	(14,723)	5,875
Third party CDO notes	21,750	—	(12,235)	9,515
REIT debt	26,760	—	3,820	30,580
N-Star CDO equity	72,926	(40,998)	—	31,928
Trust preferred securities	12,264	—	(3,525)	8,739

Total	$611,383	$(54,515)	$(220,648)	$336,220

(1)
December 31, 2009 does not include the third party available for sale securities of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

(2)
Approximately $212.4 million of these investments serve as collateral for the Company's only consolidated securities CDO transaction at December 31, 2009 and the balance is financed under other borrowing facilities.

        At December 31, 2009, the maturities of the available for sale securities ranged from one to 42 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments

        At March 31, 2010 and December 31, 2009, the Company held the following real estate debt investments:

March 31, 2010	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate(2)	$1,045,760	54.9%	—%	2.85%	51
Whole loans, fixed rate	22,359	1.2	6.66	—	6
Subordinate mortgage interests, floating rate	181,853	9.5	—	2.71	11
Subordinate mortgage interests, fixed rate	24,343	1.3	7.25	—	2
Mezzanine loans, floating rate(3)	522,822	27.4	—	3.32	19
Mezzanine loan, fixed rate	81,457	4.3	8.90	—	5
Other loans—floating	13,588	0.7	—	2.42	3
Other loans—fixed	13,123	0.7	6.43	—	3

Total/Weighted average	$1,905,305	100.0%	8.05%	2.97%	100

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's CDO financings and the balance is financed under other borrowing facilities or unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $69.4 million related to these investments. The Company expects that a minimum of $46.0 million of these future fundings will be funded within the Company's existing CDO financings and require no additional capital from the Company. Based upon currently approved advance rates on the Company's credit facility and CDOs and assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on the remaining $23.4 million of future funding requirements would be approximately $6.5 million.

(2)
Includes $8.5 million in real estate debt investments, held for sale.

(3)
Includes $32.0 million in real estate debt investments, held for sale.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

December 31, 2009(1)	Carrying Value(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,014,028	52.3%	—%	2.70%	52
Whole loans, fixed rate	62,373	3.2	6.89	—	7
Subordinate mortgage interests, floating rate	193,275	10.0	—	2.69	11
Subordinate mortgage interests, fixed rate	24,722	1.3	7.25	—	2
Mezzanine loans, floating rate	538,173	27.8	—	3.35	20
Mezzanine loan, fixed rate(3)	90,558	4.7	8.89	—	7
Other loans—floating	8,610	0.4	—	2.24	2
Other loans—fixed	5,354	0.3	5.53	—	1

Total/Weighted average	$1,937,093	100.0%	7.90%	2.90%	102

(1)
December 31, 2009 does not include the real estate debt investments of N-Star III, as the CDO financing was an unconsolidated financing prior to January 1, 2010.

(2)
Approximately $1.3 billion of these investments served as collateral for the Company's three commercial real estate debt CDO financings and the balance was financed under other borrowing facilities. The Company had future funding commitments, which were subject to certain conditions that borrowers must have met to qualify for such fundings, totaling $80.0 million related to these investments.

(3)
Includes $0.6 million in real estate debt investments, held for sale.

        Contractual maturities of real estate debt investments at March 31, 2010 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2010 (remainder)	$826,834	$305,984
2011	304,659	373,920
2012	482,076	539,108
2013	—	239,379
2014	184,633	223,836
Thereafter	222,871	338,846

Total	2,021,073	2,021,073

(1)
The year ending December 31, 2010, contains a whole loan with an initial maturity of October 1, 2008 and a principal balance of $21.4 million, a junior participation in a first mortgage with an initial maturity of March 1, 2009 and a principal balance of $28.5 million, a whole loan with an initial maturity of April 1, 2009 and a principal balance of $13.9 million, a junior participation in a first mortgage with an initial maturity of September 9, 2009 and a principal balance of $10.0 million and a whole loan with an initial maturity of December 31, 2009 and a principal balance of $10.5 million that remain outstanding as of March 31, 2010.

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

Non-Performing Loans and Provision for Loan Losses

  Non-Performing Loans

        As of March 31, 2010, the Company had five non-performing loans totaling $84.3 million which consisted of a first mortgage having a principal balance of $21.4 million and an initial maturity date of October 1, 2008, a junior participation in a first mortgage having a principal balance of $28.5 million and an initial maturity date of March 1, 2009, a first mortgage having a principal balance of $13.9 million and an initial maturity date of April 1, 2009, a junior participation in a first mortgage having a principal balance of $10.0 million and an initial maturity date of September 9, 2009 and a first mortgage having a principal balance of $10.5 million and an initial maturity date of December 31, 2009, representing approximately 4.2% of the Company's total commercial real estate debt investments. The Company's maximum additional exposure to loss related to these loans of $45.2 million is equal to the outstanding principal balance of the loans, less reserves.

  Provision for Loan Losses

        For the three months ended March 31, 2010, the Company recorded a $36.3 million credit loss provision relating to eight loans and included a $0.8 million credit for a loan held for sale with a fair market value in excess of its carrying amount. For the three months ended March 31, 2009, the Company recorded a $21.5 million credit loss provision relating to 10 loans. As of March 31, 2010, loan loss reserves totaled $108.7 million.

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

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At March 31, 2010 and December 31, 2009, the Company had an investment in CS/Federal of approximately $6.8 million and $6.9 million, respectively. The Company recognized equity in earnings $0.1 million for each of the three months ended March 31, 2010 and 2009.

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option for its equity investment. As of March 31, 2010 and December 31, 2009, the fair market value of the Company's investment in the corporate lending venture was $9.6 million and $8.9 million, respectively. For the three months ended March 31, 2010 and 2009, the Company recognized an unrealized gain of $2.7 million and an unrealized loss of $25.2 million, respectively, related to the fair value adjustment on its equity investment. The Company conducted its quarterly comprehensive credit review of this investment and as a result, concluded that due to the uncertainty of the underlying cash flows, the Company will utilize the cost recovery method of accounting for income recognition on this investment.

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

        At March 31, 2010 and December 31, 2009, the carrying value of the Company's investment in the Securities Fund was $6.3 million and $7.2 million, respectively, each representing a 31.2% interest in the Securities Fund.

        For the three months ended March 31, 2010 and 2009, the Company recognized equity in losses of $0.9 million and $2.3 million, respectively. The Company also earned $0.1 million in management fees from the Securities Fund for the three months ended March 31, 2009.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At March 31, 2010 and December 31, 2009 the Company's investment in LandCap is carried at $10.1 million. For the three months ended March 31, 2010 and 2009, the Company recognized equity in loss of $0.5 million and $2.4 million, respectively. At March 31, 2010 and December 31, 2009, LandCap had investments totaling $39.1 million. In addition, the Company has advanced approximately $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and is included in other assets in the consolidated balance sheets.

Midwest Care Holdco TRS I LLC

        In June 2009, the Company restructured its net lease relationship with one of its healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare- related properties. The restructuring resulted in one of the Company's unconsolidated affiliate Midwest Care Holdco TRS I LLC ("Midwest") becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. The management agreement is terminable by Midwest upon 60 days notice. This new structure allows the Company to participate in operating improvements of the underlying properties not previously available under the prior structure. The Company owns a 49% interest in Midwest and does not control the major decisions and as a result, the Company does not consolidate the operations of Midwest. The Company's investment in Midwest is accounted for using the equity method. At March 31, 2010 and December 31, 2009, the Company had an investment in Midwest of approximately $1.4 million and $1.0 million, respectively. The Company recognized equity in earnings related to Midwest of $2.4 million for the three months ended March 31, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of March 31, 2010 and December 31, 2009:

	Initial Stated Maturity	Interest Rate	Contractual Balance at March 31, 2010	Contractual Balance at December 31, 2009(1)
Term Loans
WA Secured Term Loan(2)	10/28/2012	LIBOR + 3.50%	246,940	246,884
Euro—note	10/28/2012	3 month Euribor + 3.50%	79,759	85,218
LB Term Loan	2/9/2011	LIBOR + 1.50%	22,199	22,199
Term Asset Backed Securities Loan Facility	10/29/2014	2.64%	14,682	14,682
Term Asset Backed Securities Loan Facility	3/29/2015	3.63%	23,480	—

Total Credit Facilities & Term Loans			387,060	368,983
Mortgage notes payable (non-recourse)
Salt Lake City	9/1/2012	5.16%	15,367	15,471
EDS	10/8/2015	5.37%	46,782	46,977
Executive Center(3)	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,058	17,119
Indianapolis	2/1/2017	6.06%	28,050	28,142
Northstar Healthcare GE	8/30/2010	6.93%	—	44,163
Northstar Healthcare GE	5/1/2015	3 month LIBOR + 5.95%	58,200	—
Northstar Healthcare—Park National	1/11/2014	5.94%	32,837	32,944
Northstar Healthcare—GE—WLK	1/11/2017	6.99%	159,138	159,138
Northstar Healthcare—GE—Tusc & Harmony	1/11/2017	7.09%	7,843	7,843
Northstar Healthcare—Harmony FNMA	2/1/2017	6.39%	74,783	75,001
Northstar Healthcare—Grove City	2/1/2038	5.45%	1,828	1,835
Northstar Healthcare—Lancaster	6/1/2037	6.40%	2,563	2,571
Northstar Healthcare—Marysville	6/1/2037	6.40%	1,645	1,651
Northstar Healthcare—Washington	10/1/2038	6.65%	1,947	1,952
Northstar Healthcare—Miller Merril	6/30/2012	7.07%	117,875	118,320
Northstar Healthcare—ARL Mob Wachovia	5/11/2017	5.89%	3,379	3,389
Northstar Healthcare—St Francis	9/10/2010	LIBOR + 2.00%	—	11,400
Aurora	7/11/2016	6.22%	32,877	32,982
DSG	10/11/2016	6.17%	33,673	33,795
Keene	2/1/2016	5.85%	6,666	6,693
Fort Wayne	1/1/2015	6.41%	3,378	3,399
Portland	6/17/2014	7.34%	4,605	4,652
Milpitas	3/6/2017	5.95%	21,988	22,107
Fort Mill	4/6/2017	5.63%	27,700	27,700
Reading	1/1/2015	5.58%	13,841	13,905
Reading	1/1/2015	6.00%	5,000	5,000
Alliance	12/6/2017	6.48%	23,469	23,543
Mezzanine loan payable (non-recourse)
Fort Mill	4/6/2017	6.21%	2,676	2,743
Exchangeable Senior Notes(4)	6/15/2027	7.25%	68,165	68,165
Exchangeable Senior Notes ("NNN Notes")(4)	6/15/2013	11.50%	60,750	60,750

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

	Initial Stated Maturity	Interest Rate	Contractual Balance at March 31, 2010	Contractual Balance at December 31, 2009(1)
Bonds payable(5)
N-Star I	8/1/2038	3 month LIBOR + 1.83% (average spread)	254,932	—
N-Star II	6/1/2039	LIBOR + 1.31% (average spread)	262,727	—
N-Star III	6/1/2040	LIBOR + 0.57% (average spread)	352,988	—
N-Star IV	7/1/2040	LIBOR + 0.60% (average spread)	282,500	282,500
N-Star V	9/5/2045	LIBOR + 0.55% (average spread)	443,465	—
N-Star VI	6/1/2041	3 month LIBOR + 0.53% (average spread)	282,057	279,057
N-Star VII	6/22/2051	LIBOR + 0.35% (average spread)	499,200	499,200
N-Star VIII	2/1/2041	LIBOR + 0.48% (average spread)	595,645	590,645
Liability to subsidiary trusts issuing preferred securities(5)(6)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	31,475	31,475
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	35,100

			$4,566,270	$3,225,348

(1)
December 31, 2009 does not include the bonds payable of N-Star I, II, III and V as these CDO financings were unconsolidated financings prior to January 1, 2010.

(2)
The Company had an additional $17.0 million of availability under the delay draw term facility of the WA Secured Term Loan.

(3)
The Company has a limited recourse obligation with respect to this loan. The amount of such obligation will vary based upon the tenancy of the property. The Company believes such obligation will not exceed $2.5 million.

(4)
The contractual amounts may differ from the carrying value on the consolidated balance sheets due to the equity component of the debt.

(5)
Contractual amounts due may differ from the carrying value on the consolidated balance sheets due to the election of the fair value option. See Note 4.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of March 31, 2010:

	Total	Mortgage and Mezzanine Loans	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities	Exchangeable Senior Notes(1)	Bonds Payable
2010	$5,848	$5,848	$—	$—	$—	$—
2011	33,314	11,115	22,199	—	—	—
2012	534,367	139,503	326,699	—	68,165	—
2013	71,778	11,028	—	—	60,750	—
2014	60,442	45,760	14,682	—	—	—
Thereafter	3,860,521	583,394	23,480	280,133	—	2,973,514

Total	$4,566,270	$796,648	$387,060	$280,133	$128,915	$2,973,514

(1)
$68.2 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

  At March 31, 2010, the Company was in compliance with all covenants under its borrowings.

  Exchangeable Senior Notes

        As of March 31, 2010 and December 31, 2009, the total carrying amount of the equity components of the exchangeable senior notes was $4.9 million. The principal amount of the exchangeable senior notes liabilities was $128.9 million as of March 31, 2010 and December 31, 2009. The unamortized discount of the liability components was $2.7 million and $2.9 million at March 31, 2010 and December 31, 2009, respectively. The net carrying amount of the liability components was $126.2 million and $126.0 million at March 31, 2010 and December 31, 2009, respectively. Interest expense for the three months ended March 31, 2010 and 2009 related to the exchangeable senior notes was $3.4 million and $5.2 million, respectively, of which $3.0 million and $4.5 million was related to contractual interest, respectively, and $0.4 million and $0.7 million was attributable to amortization of the debt discount and deferred financing costs, respectively.

  Mortgage note refinancing

        On March 31, 2010, the Company closed on a $65.0 million loan with General Electric Capital Corporation. The proceeds will be primarily used to refinance $52.0 million of loans maturing in 2010 on nine of the Company's healthcare-related net leased assets. The excess proceeds from the financing will be used for working capital and general corporate purposes. The loan has a five-year term with a one-year interest only period and principal and interest payments thereafter. The interest rate is 90-day LIBOR + 5.95% with a 1% LIBOR floor.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions

Advisory Fees

        The Company has agreements with each of its N-Star CDO financings to perform certain advisory services. The Company earned total fees on these agreements of approximately $0.4 million for the three months ended March 31, 2010. The Company earned total fees on these agreements of approximately $1.6 million for the three months ended March 31, 2009. As of January 1, 2010, the advisory fee income related to N-Star I, N-Star II, N-Star III and N-Star V is eliminated as a result of the consolidation of the respective CDO financings.

        The Company has an agreement with NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT, to perform certain advisory services. The Company earned total fees on these agreements of approximately $0.1 million for the three months ended March 31, 2010.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the three months ended March 31, 2009, the Company earned $0.1 million in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. The Company incurred $0.5 million and $0.9 million in management fees for the three months ended March 31, 2010 and 2009, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations. Pursuant to the December 2009 membership interest redemption and sale agreement, the Company amended the management agreement with Wakefield Capital Management Inc. The amended management fee will be equal to one-twelfth of one percent of the daily weighted average amount of NRFC Healthcare Holding Company, LLC's equity for each previous month.

11. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of March 31, 2010, the Company has issued an aggregate of 8,283,340 LTIP Units, net of forfeitures of 60,368 LTIP Units. An aggregate of 1,677,175 LTIP Units were converted to commons stock and 482,989 shares of common stock were issued pursuant to the Stock Incentive Plan.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation (Continued)

Of the 8,283,340 LTIP Units, so long as the recipient continues to be an eligible recipient, 4,976,957 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,154,029 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 will cliff vest on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 280,495 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $4.7 million and $5.0 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31 2010, there were approximately 2,677,845 unvested LTIP Units and no LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP grants is $16.4 million, provided there are no forfeitures.

        The status of all of the LTIP grants as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	7,323	$9.85	8,067	$9.86
Granted	—	—	—	—
Converted to common stock	(519)	9.93	(744)	9.83
Forfeited	—	—	—	—

Ending balance(2)	6,804	$9.84	7,323	$9.85

(1)
Reflects balance at January 1, 2010 and January 1, 2009 for the periods ended March 31, 2010 and December 31, 2009, respectively.

(2)
Reflects balance at March 31, 2010 and December 31, 2009, respectively.

Incentive Compensation Plan

        On July 21, 2009, the Compensation Committee of the Board of Directors (the "Committee") of the Company approved the material terms of a new Incentive Compensation Plan for the Company's executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool is expected to be established each calendar year. The size of the incentive pool will be calculated as the sum of (a) 1.75% of the Company's "adjusted equity capital" and (b) 25% of the Company's adjusted funds from operations, as adjusted ("AFFO"), above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

        The incentive pool is expected to be divided into the following three separate incentive compensation components: (1) an annual cash bonus, tied to annual performance of the Company and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation (Continued)

paid after year end at or around completion of the year end audit; (2) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date; and (3) a long-term incentive, paid at the end of a three-year period based on the Company's achievement of cumulative performance goals for the three-year period, subject to the participant's continued employment through the payment date. Performance goals for each component will be set by the Committee initially upon the adoption of the Plan and at the beginning of each subsequent calendar year for each new cycle. The goals will generally be divided into ranges of performance, each of which will correspond to a pay-out level equal to a percentage of a participant's pool allocation for such component.

        The annual bonus component for 2010 will be calculated based on AFFO and liquidity targets (weighted 50% and 25%, respectively) with the remaining 25% of the 2010 annual bonus determined in the Committee's discretion. Additionally, the Committee has also allocated $2.0 million under the Plan for 2010 discretionary cash bonuses. The deferred bonus component will be calculated based on the same performance measures as the annual bonus, but paid as described above. For the long-term incentive component, each participant will initially be granted a number of restricted stock units determined by dividing the value of the participant's pool allocation for this component by the 20-day average closing price of the Company's common stock at the end of the first year of the grant cycle (such amount, the "Initial Long-Term Allocation"). Upon the conclusion of the three-year performance period, the participant will receive a payout equal to the value of one share of common stock at the time of such payout, with respect to a share of common stock during the three-year performance period, for each unit actually earned based on the Company's achievement of cumulative AFFO and/or a stock price goal during the performance period (the "Long-Term Payout"). The Long-Term Payout will be made in the form of shares of common stock to the extent available under the Company's equity compensation plans or, if all or a portion of such shares are not available, in cash; provided, that the amount of cash paid to any participant with respect to the 2010 long-term incentive component shall not exceed such participant's Initial Long-Term Allocation.

        The Company recorded $0.3 million in equity-based compensation expense related to the long term incentive component of the Plan for the three months ended March 31, 2010.

12. Stockholders' Equity

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

        During the three months ended March 31, 2010, the Company issued a total of 23,975 common shares pursuant to the Plan for a gross sales price of approximately $0.1 million. During the three months ended March 31, 2009, the Company issued a total of 4,968 common shares pursuant to the Plan.

Equity Distribution Agreements

        In May 2009, the Company entered into an equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through JMP. JMP will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. For the three months ended March 31, 2010, the Company did not sell any common shares pursuant to its equity distribution agreement with JMP.

        In May 2008, the Company entered into an equity distribution agreement with Wachovia Capital Markets, LLC ("Wachovia"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through Wachovia. Wachovia will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. For the three months ended March 31, 2010 and 2009, the Company did not sell any common shares pursuant to its equity distribution agreement with Wachovia.

Dividends

        On January 19, 2010, the Company declared a dividend of $0.10 per share of common stock. The dividends were paid on February 12, 2010 to the stockholders of record as of February 5, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three months ended March 31, 2010 and 2009 is computed as follows (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Numerator (Income)
Basic Earnings
Net (loss)/income attributable to NorthStar Realty Finance Corp. common stockholders	$(24,923)	$84,636
Effect of dilutive securities:
(Loss)/income allocated to non-controlling interest	(2,373)	10,400

Dilutive net income available to stockholders	$(27,296)	$95,036

Basic Earnings:
Shares available to common stockholders	75,069	64,348
Effect of dilutive securities:
OP/LTIP units	7,148	7,907

Dilutive Shares	82,217	72,255

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

13. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2010 and December 31, 2009,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Non-controlling Interest (Continued)

non-controlling interest related to the aggregate limited partnership units of 6,804,130 and 7,323,310, represented an 8.27% and 8.91% interest in the Operating Partnership, respectively. Income allocated to the operating partnership non-controlling interest for the three months ended March 31, 2010 and 2009 was a loss of $2.4 million and income of $10.4 million, respectively.

Joint Ventures

        In May 2006, the Company formed NRF Healthcare, LLC with Chain Bridge. On July 9, 2008, NRF Healthcare, LLC sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. In December 2009, the Company completed a membership interest redemption with NRF Healthcare, LLC, NRFC Healthcare Holding Company, LLC, NorthStar Healthcare Investors, Inc., Chain Bridge, Wakefield Capital Management, Midwest Care Holdings LLC, or Midwest Holdings, and certain individuals, pursuant to which NRF Healthcare, LLC redeemed the 5.4% membership interest of Chain Bridge and its affiliates in NRF Healthcare, LLC for $2.0 million and its membership interest in certain assets. As a result of the redemption, NorthStar holds 100% of the equity interests in NRF Healthcare, LLC, other than the convertible preferred membership interests held by Inland. Accordingly, NRF Healthcare, LLC's financial statements are consolidated into the Company's consolidated financial statements and Inland American's capital is treated as a non-controlling interest. Income allocated to the non-controlling interests for the three months ended March 31, 2010 and 2009 was $2.6 million and $2.5 million, respectively.

        In one of the Company's CDO financings, the Company sold 16.7% of the equity notes to a third party. The equity notes held by the third party are reflected as non-controlling interest in the Company's condensed consolidated financial statements.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

derivatives is recognized directly in earnings. During the three months ended March 31, 2010 and 2009, the Company recorded immaterial amounts of hedge ineffectiveness in earnings.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the remainder of 2010, the Company estimates that an additional $6.3 million will be reclassified as an increase to interest expense.

        The following tables summarize the Company's derivative financial instruments that were designated as cash flow hedges of interest rate risk as of March 31, 2010 and December 31, 2009:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of March 31, 2010	8	$75,884	$(8,206)	4.18% - 5.08%	December 2010 - August 2018
As of December 31, 2009	10	$90,749	$(7,691)	4.18% - 5.08%	March 2010 - August 2018

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

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet strict hedge accounting requirements. For the three months ended March 31, 2010 and 2009, the Company recorded, in earnings, a mark-to-market unrealized loss of $33.7 million and an unrealized loss of $2.9 million, respectively, for the non-qualifying interest rate swaps. For the three months ended March 31, 2010 and 2009, the Company recorded a $1.4 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of March 31, 2010 and December 31, 2009:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of March 31, 2010	36	$2,001,491	$(139,184)	0.36% - 7.00%	May 2010 - June 2018
As of December 31, 2009(1)	22	$897,335	$(59,353)	0.34% - 5.63%	May 2010 - June 2018

(1)
December 31, 2009 does not include the interest rate swaps of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of March 31, 2010 and December 31, 2009:

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of March 31, 2010		As of December 31, 2009(1)		As of March 31, 2010		As of December 31, 2009(1)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$(8,206)	Derivative liability, at fair value	$(7,691)

Total derivatives designated as hedging instruments		$—		$—		$(8,206)		$(7,691)

Derivatives not designated as hedging instruments
Interest rate products	Derivative instrument, at fair value	$57	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$(139,241)	Derivative liability, at fair value	$(59,353)

Total derivatives not designated as hedging instruments		$57		$—		$(139,241)		$(59,353)

(1)
December 31, 2009 does not include the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the three months ended March 31, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships

	Location of Gain/(loss) recognized in income	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009(1)
Interest rate products
Amount of gain or (loss) in OCI on derivative (effective portion)	n/a	$(857)	$2
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest Expense	$(335)	$(1,397)

(1)
The three months ended March 31, 2009 does not include gains or loses and amounts reclassified from accumulated OCI into income on the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

Derivatives Not Designated as Hedging Instruments

	Location of Gain/(loss) recognized in income	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009(1)
Interest rate products
Amount of gain or (loss) recognized in income	Unrealized gain (loss) on investment and other	$(33,749)	$2,940
Amount of gain or (loss) reclassified from accumulated OCI into income	Unrealized gain (loss) on investment and other	$(1,404)	$—

(1)
The three months ended March 31, 2009 does not include gains or loses and amounts reclassified from accumulated OCI into income on the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

        At March 31, 2010, the Company's counterparties hold approximately $23.1 million of cash margin as collateral against its swap contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

tenant that generates 10% or more of its total revenue. However, approximately 34.7% of the Company's rental and escalation revenue for the three months ended March 31, 2010 is generated from three tenants in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

        The following table summarizes segment reporting for the three months ended March 31, 2010 and 2009:

	Real Estate Debt	Operating Real Estate	Real Estate Securities(1)	Healthcare Real Estate Joint Venture	Corporate Investments and Other(2)	Consolidated Total
Total revenues for the three months ended
March 31, 2010	$21,654	$9,725	$38,020	$12,082	$68	$81,549
March 31, 2009	28,225	11,158	15,331	14,041	(432)	68,323
Consolidated net (loss)/income for the three months ended
March 31, 2010	(31,946)	(2,442)	57,209	(81)	(42,843)	(20,103)
March 31, 2009	89,504	(7,621)	23,421	(1,210)	(1,968)	102,126
Consolidated net (loss)/income after non-controlling interests and before preferred dividend for the three months ended
March 31, 2010	(29,168)	(2,230)	52,907	(2,715)	(38,486)	(19,692)
March 31, 2009	79,709	(6,787)	20,858	(3,069)	(844)	89,867
Total assets as of
March 31, 2010	$2,113,427	$411,580	$1,251,211	$625,362	$96,235	4,527,815

(1)
Total revenues for the three months ended March 31, 2010 and 2009 excludes $0.4 million in net realized and unrealized losses and $127.6 million in net realized and unrealized gains, respectively.

(2)
Corporate Investments and Other includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

16. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the three months ended March 31, 2010 and 2009 is presented below:

	2010	2009
Consolidation of assets of N-Star I, II, III and V CDO financings	$(812,166)	$—
Consolidation of liabilities of N-Star I, II, III and V CDO financings	628,595	—
Consolidation of non-controlling interest in N-Star I CDO financing	3,216	—
Distribution of operating real estate to non-controlling interest	9,525	—
Assumption of mortgage notes and loans payable to non-controlling interest	(4,734)	—
Deconsolidation of non-controlling interest in NorthStar Income Opportunity REIT I, Inc	(1,815)	—
Stock dividend	—	10,646

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

        As of March 31, 2010 and December 31, 2009, cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value.

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated assuming fully extended maturities regardless of if structural or economic tests required to achieve such extended maturities. At March 31, 2010 the fair market value was $1.6 billion with a gross principal amount of $2.0 billion. At December 31, 2009, the fair market value was $1.7 billion with a gross principal amount of $2.0 billion.

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available to estimate their fair value. At March 31, 2010, the fair market value of the 7.25% exchangeable senior notes was $57.5 million, with a carrying amount of $67.1 million and the fair market value of the 11.50% exchangeable senior notes was $52.8 million with a carrying amount of $59.1 million. At December 31, 2009, the fair market value of the 7.25% exchangeable senior notes was $34.8 million with a carrying amount of $67.0 million and the fair

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

17. Fair Value of Financial Instruments (Continued)

market value of the 11.50% exchangeable senior notes was $28.1 million with a carrying amount of $59.0 million.

        For fixed rate mortgage loans payable, the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. At March 31, 2010, the fair market value was $805.8 million with a carrying amount of $796.6 million. At December 31, 2009, the fair market value was $800.1 million with a carrying amount of $795.9 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

        On August 10, 2009, the Lender filed a complaint against NRFC NNN Holdings, Inc. ("NNN") and NRFC Sub Investor IV, LLC, which are subsidiaries of ours, in the Superior Court of the State of California, County of Los Angeles. In the complaint, the Lender alleges, among other things, that the WaMu Loan is a recourse obligation of NNN due to the FDIC's disaffirmance of the WaMu Leases. The Company believes this case is without merit and is defending this suit vigorously.

19. Subsequent Events

Dividends

        On April 20, 2010, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on May 14, 2010 to the stockholders of record as of the close of business on May 4, 2010.

Midwest Care Holdco TRS I LLC

        In April 2010, pursuant to the membership redemption agreement entered into in December 2009, the Company acquired the 51% membership interest in Midwest owned by Chain Bridge for $1.0 million in cash. As a result of the acquisition, the Company now holds 100% of the common membership interest in Midwest and controls all major decisions. Accordingly the operations of Midwest, which were previously accounted for under the equity method, will be consolidated.

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

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward- looking statement contained in this report.

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

Outlook and Recent Trends

        U.S. macroeconomic, financial and real estate sector conditions have remained poor since 2007, when the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets. The resulting virtual shutdown of the credit and equity markets pushed the U.S. economy into recession, with the unemployment rate increasing from a low of 4.4% in 2007 to 9.7% at March 31, 2010. Several major financial institutions failed or had to be rescued in 2008, 140 banks failed in 2009 and 57 banks have failed through April 23, 2010. The U.S. Government responded in early 2009 to deteriorating conditions by creating several programs such as the Troubled Asset Relief Program and the Public-Private Investment Program (TARP and TALF, respectively), designed to create demand for financial instruments and to re-equitize weaker banks. Congress also passed in early 2009 a $787 billion economic stimulus package, and the U.S. Federal Reserve lowered the Fed Funds target rate from over 5% in 2007 to 0-0.25% in 2009 (where it remains as of March 31, 2010) and introduced massive amounts of cash liquidity into the banking system.

        The corporate bond, consumer asset-backed debt and equity markets began to recover during 2009 and continued to improve during the first quarter of 2010, although macroeconomic statistics remained weak and the commercial mortgage-backed markets remained virtually closed. Other traditional commercial real estate lenders such as banks and life companies severely curtailed their lending between mid-2007 and 2009, resulting in a severe shortage of debt capital for real estate investors and those needing to refinance maturing loans. Several large commercial banks have begun to rebuild their commercial mortgage lending operations, but new loan volume remains low, and new loans are being offered at leverage levels much lower than were available prior to the recession. The lack of available credit for commercial real estate has generally depressed values and resulted in increasing loan defaults and restructurings throughout the industry. Furthermore, poor economic conditions have generally resulted in declining cash flow from commercial real estate, further depressing values and increasing the difficulty in finding new capital.

        During 2009 the TALF program began providing 85% three and five-year non-recourse financing for the highest rated commercial mortgage-backed securities (CMBS) in order to decrease credit spreads and with the expectation that the subsidized financing would eventually enable the CMBS markets to begin functioning. The program for legacy CMBS securities ended March 31, 2010, and the program for new issue CMBS securities, which was used for only one transaction, were modestly successful in reducing yields on the highest rated securities. In April 2010, the first multi-borrower CMBS securitization since mid-2008 was completed ($310 million), but the underlying first mortgage collateral represented very low leverage levels relative to loans underwritten before the financial crisis. The new issue market will have to grow dramatically and investors will have to become more risk tolerant in order to meet the needs of a majority of borrowers who have pre-existing loans on their properties.

        Despite these conditions, REITs have collectively raised nearly $30 billion of debt and equity capital, and the Morgan Stanley REIT Index returned approximately 28.6% for 2009 and approximately 20% year-to-date through April 26, 2010. In addition, three newly-formed REITs with a real estate debt focus raised approximately $1.5 billion of capital in 2009. Notwithstanding the ability of the public REIT market to raise capital, this market is very small relative to the size of the estimated $1.5 trillion commercial real estate finance market. More recently, U.S. economic conditions appear to be improving (based on GDP growth), however, the unemployment rate remains high indicating a low rate of business expansion, which drives commercial real estate cash flows. Commercial real estate tends to lag economic recoveries and we expect commercial real estate fundamentals to continue to deteriorate through 2010.

  Commercial Real Estate Macroeconomic Conditions

        Virtually all commercial real estate property types have been adversely impacted by this prolonged economic recession and liquidity crisis, including hotel, retail, office, industrial and multi-family properties. Land, condominium and other commercial property types have also been severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Business and retailer failures increased during 2009 and into 2010 and are expected to negatively impact occupancy rates in the future. Our credit loss provisioning levels for 2009 and the first quarter of 2010 were higher than in the past due to the impact of these conditions. The degree to which commercial real estate values are impacted by weaker economic conditions and the level of credit losses in our asset base will be determined primarily by the length that such conditions persist, the scarcity and cost of new debt capital, the absolute level of one-month LIBOR and the severity of the economic contraction, among other things.

        Most of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of March 31, 2010 is 0.24%, well below its 3.35% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which have partially offset decreasing cash flows caused by the economic recession, and extended the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property, although the availability and cost of debt capital appears to have a much more significant impact on property values. Currently, a lack of readily available financing, economic uncertainty and higher returning alternative investment opportunities have increased investor return expectations resulting in much higher risk premiums and, despite the lower interest rate, lower valuations for commercial real estate properties. The conditions are adversely impacting the performance of our real estate loans and securities and the related collateral properties. The deep economic recession combined with a crippled banking sector has resulted in weakening cash flows from collateral properties and extreme difficulties in obtaining repayments at maturity.

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

        Real estate securities values are also influenced by credit ratings assigned to the securities by accredited rating agencies. In 2009, the rating agencies changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Combined with a poor economic outlook, their reviews have resulted in, large amounts of ratings downgrade actions for CMBS in 2009 and to date in 2010, negatively impacting market values of CMBS and in some cases negatively impacting the CDO financing structures used by us and others to leverage these investments.

        Our net leased assets are also adversely impacted by a weaker economy as well. Corporate space needs are contracting resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants, which could result in their inability to meet the terms of their leases.

  Our Strategy

        We responded to these difficult conditions by decreasing investment activity and aggressively raising corporate capital when we observed deteriorating market conditions. We expect credit to continue to be challenging through 2010 and we continue to focus our company resources on portfolio management activities to preserve our invested capital and liquidity. We anticipate that most of our investment activity and uses of available unrestricted cash liquidity for the foreseeable future will be focused on discounted repurchases of our previously issued debt securities which generally have been available in the market at very attractive prices, for amortization of bank debt and for growth in our asset management portfolio.

        The relative lack of supply and high demand for capital is allowing investors with cash to make investments with very attractive returns compared to historical levels. For this reason, we are working to raise equity capital through alternative channels, especially in the nonlisted REIT market. We have filed a registration statement on Form S-11 for NorthStar Real Estate Income Trust, Inc., a commercial finance REIT that will be managed by us and will not be listed on a major exchange, and we built NRF Capital Markets, our wholesale broker dealer, to distribute the equity for this new REIT and other non-listed REITs sponsored by us. We are also raising equity under an SEC Regulation D exemption for NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT also managed by us. We expect to use our broad commercial real estate investment and management platform to operate these companies and to earn management fees in return for our services.

        REITs focused on healthcare properties are currently being attractively valued, compared to historical levels, by the public equity markets, and at a much lower cost of capital than us. In December 2009, we filed a registration statement on Form S-11 for NRF Healthcare Investors, Inc. (NRH), a newly formed REIT containing a majority of our net leased healthcare real estate business having a net book value of approximately $604.6 million at March 31, 2010. We expect that if NRH goes public it would also be managed by us and we would earn a management fee for our services.

        Both the private REITs and the NRH filing reflect our strategy of accessing alternative sources of equity capital, leveraging our existing platform to generate fee revenues and to become less reliant on the public markets to grow our business.

  Our Financing Structures

        As of March 31, 2010, approximately $3.5 billion of our collateralized debt obligations permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. We also have assets with a net book value of approximately $450.6 million financed on a bank term loan with an outstanding balance of $326.7 million at March 31, 2010. On October 28, 2009, we completed a three-year extension of this bank term loan and we repaid approximately $52.5 million of the outstanding balance by using uninvested cash contained within our CDO financings. The bank debt requires six semi-annual amortization payments of $15 million, representing aggregate paydowns totaling $90 million over its term. Approximately $826.9 million of our funded loan commitments have their initial maturity date during the remainder of 2010; however, most of the loans contain extension options of at least one year (many subject to performance criteria). We also expect that a majority of the $306.0 million of loans having final maturities during the remainder of 2010 will have their maturities extended beyond 2010 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital. It is therefore difficult to estimate how much capital, if any, will be generated in our CDO financings from loan repayments during the remainder of 2010 to create availability to further amortize the bank loan.

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

        We believe that liquidity will eventually return more broadly to the commercial real estate finance markets and corporate debt capital is currently available to the stronger equity REITs. Three single-borrower CMBS transactions were completed in the fourth quarter of 2009 and, more importantly, a $310 million multi-borrower CMBS transaction, the first since mid-2008, was completed in April 2010. Other sources of capital could include term loans from financial institutions and life insurance companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets. We also believe that the CMBS markets will eventually heal and once again become an important source of secured, non-recourse debt capital for commercial real estate.

Risk Management

        We use many methods to actively manage our asset base to preserve our income and capital. Generally, for loans and net lease assets, frequent dialogue with borrowers/tenants and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early and prior to missed debt service and lease payments. Many of our loans also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property. We also may negotiate modifications to loan terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. Generally, when we make a concession such as reducing an interest rate or extending a maturity date, we seek to get additional collateral and/or fees in return for the modification although as challenging real estate conditions continue, obtaining additional collateral from struggling borrowers has become more difficult. In some cases we may issue default notices and begin foreclosure proceedings when the borrower is not complying with the loan terms and we believe taking control of the collateral is the best course of action to protect our capital. For net leases, we may seek to obtain up-front or accelerated payment in return for an early cancelation of the lease if we believe the tenant's creditworthiness has significantly deteriorated and that taking control of the property and re-leasing it maximizes value.

        In certain circumstances, we may pursue loan sales and payoffs at discounts to our book value. Generally, we may agree to discounted sales or payoffs where we believe there is an economic benefit from monetizing the asset in advance of its contractual maturity date. For example, we may accept a discounted payoff where we believe the cash proceeds can be reinvested at a much higher rate of return (including the capital loss from the payoff), where we believe there is significant risk of collateral value or cash flow erosion through maturity, or where we believe refinancing risk at maturity is very high. When evaluating sales and payoffs at discounts to book value, we also consider the impact such transactions have on our financing structures, corporate debt covenants and earnings.

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

        At March 31, 2010, our loan portfolio had the following credit statistics (in thousands):

Non-Performing Loans(1)	Number of Loans	Aggregate Balance	Reserves	Aggregate Net Balance	Collateral Types and Locations (% by loan balance)
First mortgages	3	$45,798	$16,065	$29,732	77% land located in New York, NY and 23% hotel located in Omaha, NE.
Junior participations in first mortgages	2	38,462	23,000	15,462	74% land located in Orlando, FL and 26% retail located in Kingston & West Seneca, NY.

Total	5	$84,260	$39,065	$45,194
Performing loans with loan loss reserves
First mortgages(2)	4	$105,114	$26,480	$78,634	90% office located in Philadelphia, PA, Austin, TX, San Jose & Livermore, CA, 7% land located in Livermore, CA and 3% retail located in Pleasant Hill, IA.
Junior participations in first mortgages	1	33,727	7,000	26,727	100% land located in Las Vegas, NV.
Mezzanine	4	108,504	36,171	72,333	46% hotel located throughout the USA, 32% retail located in Phoenix, AZ and 22% multi-family located in Ventura, CA.

Total	9	$247,345	$69,651	$177,694

Total NPLs and performing loans with loan loss reserves	14	$331,605	$108,716	$222,888

(1)
A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default.

(2)
Includes a first mortgage and mezzanine loan held by NorthStar, having a combined $33 million outstanding balance and having the same collateral base, considered a single first mortgage for purposes of this table.

        At March 31, 2010, our loan portfolio principal and interest aging is as follows (inclusive of our non-performing loans) (in thousands):

1 - 30 Days	31 - 60 Days	61 - 90 Days	90+ Days
$77	$65	$10,562	$73,826

        For the three months ended March 31, 2010, we recorded $37.1 million of credit loss provisions relating to eight loans and recorded a $0.8 million credit for a loan held for sale with a fair market value in excess of its carrying amount. During March 2010 NorthStar foreclosed on a $15.0 million defaulted first mortgage loan backed by hotel collateral located in Phoenix, AZ and NorthStar simultaneously sold the hotel for approximately $9.6 million. In prior periods NorthStar had recorded $5.0 million of credit loss reserves for this asset and it was a NPL at December 31, 2009. As of March 31, 2010, loan loss reserves totaled $108.7 million and related to 12 loans having an aggregate $311.1 million book value (exclusive of the related reserve).

        Activity in the allowance for credit losses on real estate debt investments for the three months ended March 31, 2010, is as follows:

Credit Loss Reserve
Balance at December 31, 2009	$77,400
Provision for credit losses	36,316
Write-offs	(5,000)

Balance at March 31, 2010	$108,716

        At March 31, 2010, we had five loans totaling $84.3 million on non-performing status due to maturity defaults, and $39.1 million of our credit loss reserves were allocated to these loans. First mortgages represent approximately 54.4% of the book value of these loans (exclusive of reserves), and 75.7% of the loans are backed by land collateral. There can be no assurance that there will be acceptable outcomes under our non-performing loans and accordingly, we may determine that more reserves are required for these loans.

        In April 2010, NorthStar sold a $13.9 million first mortgage loan backed by land collateral located in New York, NY for approximately $8.5 million. The mortgage was a NPL and in prior periods NorthStar had recorded $6.3 million of loan loss reserves for this asset. In April 2010 NorthStar also sold a $39.1 million mezzanine loan backed by a portfolio of hotel properties for approximately $32.1 million. NorthStar had recorded $7.0 million of loan loss reserves for this asset. During April 2010 NorthStar also foreclosed on an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA. NorthStar had in prior periods recorded $8.8 million of loan loss reserves for this asset.

        Overall, the prolonged poor economic conditions and the continuing lack of commercial real estate debt capital is resulting in increasing stress levels for commercial real estate credit. A shrinking economy generally results in decreasing real estate cash flows as corporations and consumers reduce their real estate needs, travel and spending. While the overall economy has seen some signs of growth, because market volume remains very low, and banks and life companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. Many owners are also having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows. Property values have also generally decreased over the past few years because of scarcity of financing, which when it is available the terms generally are at much lower leverage and higher cost than available in prior years, uncertainty regarding future economic conditions and higher returning investment opportunities available in other asset classes. Decreasing values make it difficult for real estate investors to sell their properties and to recoup their capital. As a result of the weak commercial real estate market, many lenders, including us, are concluding that extending loans at original maturity, rather than foreclosure and sale, may be the most attractive path for maximizing value.

        For the three months ended March 31, 2010, we modified the contractual interest rates of loans as part of restructuring or extension negotiations and, in some cases, we discontinued the recognition of income for interest accrual rates in excess of the stated cash pay rates. In the aggregate, these changes, as well as loans which were non-performing during the quarter, resulted in an approximate $2.9 million reduction to interest income ($12.2 million on an annualized basis).

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

        Each of our loan investments, while primarily backed by commercial real estate collateral, is unique and requires customized asset management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting the demand, cash flow and value of the of the collateral, and the financial condition of our borrowers and their willingness to support our collateral properties. Additionally, in many cases there are multiple lenders involved with specific collateral properties and these lenders may have different objectives which influence their preferred strategy for dealing with a credit situation.

        Our impairment analyses often requires that we make assumptions regarding collateral values and the timing regarding when we will receive debt service payments, including principal recovery. In a difficult environment for commercial real estate, our impairment analyses may lead us to the determination that extending and working out a loan, rather than pursuing foreclosure, is the best course of action to maximize total and long-term value. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. Our impairment analysis in each of these situations is based on our assessment of the facts and circumstances currently known to us and because these situations often involve complicated collateral and complex creditor and borrower dynamics, our assessment of recovery value may change more dramatically and quickly and without the visibility that may be available in other situations. These multiple creditor situations tend to be associated with larger loans, and NorthStar has been and continues to be involved in situations such as these, although Northstar, as one of a group of lenders and often a lender on a subordinated basis, does not independently control the decision making. The discussion below summarizes the largest credit situations that currently meet some of the foregoing characteristics.

  East Rutherford, NJ Retail Construction First Mortgage Loan

        We own a $92.5 million pari passu participation in a $498.6 million first mortgage that is secured by a retail/entertainment complex located in East Rutherford, NJ (the "NJ Loan"). The NJ Loan was most recently modified as of March 31, 2010 and the maturity date of the NJ Loan was extended to August 2010 to provide the borrower additional time to seek new capital for the project. There can be no assurance that the borrower will be successful in attracting the capital necessary for the project and that the NJ Loan will not default in the future. If the NJ Loan were to default, we may lose a substantial amount of our investment, which could have a material adverse effect on our business and operations.

  German Retail Portfolio Mezzanine Loan Participation

        We own a €72.5 million participation in a mezzanine loan that is collateralized by a German retail portfolio that is net leased to a single tenant (the "Tenant") that has filed for bankruptcy in Germany (the "German Loan"). There are ongoing negotiations relating to a restructuring of the German Loan, as well as ongoing discussions relating to a potential sale of the Tenant by the German bankruptcy administrator. There can be no assurance that the restructuring will be successful and that the German Loan will not default in the future. There can also be no assurance that the bankruptcy administrator will be successful in selling the Tenant. An unsuccessful sale of the Tenant would result in the Tenant's liquidation and termination of the leases on the retail portfolio that serve as collateral for the German Loan. If the German Loan were to default or the Tenant were liquidated, we may lose all of our investment, which could have a material adverse effect on our business and operations.

  Las Vegas, NV Casino/Hotel Mezzanine Loan

        We own an $89.0 million mezzanine loan that is secured by the Hard Rock Hotel and Casino in Las Vegas, NV (the "NV Loan"). The NV Loan was most recently restructured in December 2009. The final maturity date of the NV Loan was extended to February 2014 to provide additional time for market conditions to improve and for performance at the property to stabilize. As part of the extension, interest reserves were also established to support the NV Loan. There can be no assurance that market conditions will improve in the future or that the performance at the property will improve such that its cash flow can support the NV Loan. If the NV Loan were to default or the interest reserves are depleted and the borrower is not willing to provide additional capital for the property, we may lose all of our investment, which could have a material adverse effect on our business and operations.

Critical Accounting Policies

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2009 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting policies" for a full discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB) issued guidance requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted without a material impact on our financial condition or results of operations for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update will be included in the note on fair value measurements upon adoption. We do not expect these additional disclosures to have a material impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Revenues

  Interest Income

        Interest income for the three months ended March 31, 2010 totaled $57.6 million, representing an increase of $20.8 million, or 57%, compared to $36.8 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, the increase in interest income was primarily attributable to: (i) the addition of $24.0 million in interest income as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO financing's available for sale securities and real estate debt investments; and (ii) the acquisition of higher yielding commercial real estate securities subsequent to March 31, 2009 resulting in $4.5 million of higher interest, partially offset by: (i) the modification of the contractual interest rates on loans as part of restructuring or extension negotiations resulting in a decrease of approximately $5.4 million in interest income; (ii) the discontinuation of the recognition of income for interest accrual rates in excess of the stated cash pay rates related to loans which were non-performing during the quarter resulting in a decrease of approximately $2.0 million in interest income; and (iii) a lower average one-month LIBOR of approximately 22 basis points and lower comparable asset balances resulting in a decrease of approximately $0.3 million in interest income.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended March 31, 2010 totaled $0.6 million, representing a decrease of $3.9 million, or 87%, compared to $4.5 million for the three months ended March 31, 2009. As of January 1, 2010, the consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDOs financing the non-investment grade notes are no longer accounted for as available for sale securities, resulting in a decrease in interest income—related parties of $3.9 million.

  Rental and Escalation Income

        Rental and escalation income for the three months ended March 31, 2010 totaled $21.8 million, representing a decrease of $3.4 million, or 13%, compared to $25.2 million for the three months ended March 31, 2009. The decrease was primarily attributable to decreases of $1.9 million related to the change of our net lease relationship with one of our healthcare operators, which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and our unconsolidated affiliate simultaneously entered into a management agreement with a third party operator, $1.0 million related to lower rents and remaining vacancy on the lease renewal for the Cincinnati, OH property and $0.6 million related to the Chatsworth, CA property lease disaffirmation and foreclosure of the properties by the first mortgage lender in 2009, partially offset by an increase in rental income of $0.1 million related to a new lease on one of our properties.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended March 31, 2010 totaled $0.5 million, representing a decrease of approximately $1.2 million, or 71%, compared to $1.7 million for the three months ended March 31, 2009. As of January 1, 2010, the related party advisory and management fee income earned on the N-Star I, N-Star II, N-Star III and N-Star V CDO financings is eliminated as a result of the consolidation of the respective CDO financings. The decrease in advisory and management fee income—related parties is attributable to the elimination of the advisory and management fee income earned on the previously non-consolidated CDO financings.

  Other Revenue

        Other revenue for the three months ended March 31, 2010 totaled $1.1 million, representing an increase of $0.9 million, or 450%, compared to $0.2 million for the three months ended March 31, 2009. Other revenue for three months ended March 31, 2010 consisted primarily of $0.9 million in early redemption fees on debt securities available for sale and $0.2 million in other fees. Other revenue for the three months ended March 31, 2009 consisted primarily of $0.1 million in exit fees and $0.1 million in unused credit line fees.

Expenses

  Interest Expense

        Interest expense for the three months ended March 31, 2010 totaled $32.1 million, representing a decrease of $1.1 million, or 3%, compared to $33.2 million for the three months ended March 31, 2009. The decrease in interest was primarily the result of: (i) $3.3 million lower interest on our issued CDO notes and trust preferred debt due to lower average LIBOR rates, 2009 debt repurchases and repayments; (ii) $1.8 million lower interest on our 11.50% and 7.25% exchangeable senior notes due to 2009 repurchases; (iii) $0.8 million lower interest as a result of the foreclosure by the first mortgage lender of our Chatsworth, CA properties; (iv) $0.4 million in lower interest rates on our Euro-note; and (v) $0.1 million lower interest related to the termination of our unsecured revolving credit line. The decrease in interest expense was partially offset by; (i) the addition of $4.6 million in interest expense as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO financing bonds payable; (ii) 0.3 million in additional interest related to asset acquisitions under the Term Asset-Backed Securities Loan Facility, or TALF program; and (iii) $0.4 million higher interest relating to an increased spread on our amended WA Secured Term Loan.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended March 31, 2010 totaled $1.8 million, representing a decrease of $0.3 million, or 14%, compared to $2.1 million for three months ended March 31, 2009. The decrease was primarily attributable to $0.3 million in lower expenses as a result of the first mortgage lender foreclosing on the Chatsworth, CA properties in during the third quarter of 2009.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended March 31, 2010 totaled $0.5 million, representing a decrease of $0.4 million, or 44%, compared to $0.9 million for the three months ended March 31, 2009. The decrease was primarily related to the reduced asset management fee rate pursuant to the amended management agreement with Wakefield Capital Management Inc. We incurred $0.4 million and $0.9 million of management fees to Wakefield Capital Management for the three months ended March 31, 2010 and 2009, respectively.

  Provision for Loan Losses

        Provision for loan losses for the three months ended March 31, 2010 totaled $36.3 million for eight loans and included a $0.8 million credit for a loan held for sale with a fair market value in excess of its carrying amount. The provision for loan losses for the three months ended March 31, 2010 included $6.1 million for first mortgage whole loans, $14.0 million for subordinated mortgage interests, $17.0 million for mezzanine loans and a $0.8 million credit for a first mortgage whole loan. Provision for loan losses for the three months ended March 31, 2009 totaled $21.5 million for ten loans and included $12.0 million for mezzanine loans, $6.5 million for whole loans and $3.0 million for subordinated mortgage interests.

  General and Administrative

        General and administrative expenses for the three months ended March 31, 2010 totaled $23.5 million, representing an increase of $6.1 million, or 35%, compared to $17.4 million for the three months ended March 31, 2009. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended March 31, 2010 totaled $16.5 million, representing an increase of approximately $4.9 million, or 42%, compared to $11.6 million, for the three months ended March 31, 2009. The increase was attributable to a $5.0 million increase related to salaries and accrued cash incentive compensation costs and a $0.1 million decrease related to equity-based compensation. The $5.0 million increase in salaries and accrued compensation was attributable to a one-time expense of $3.5 million relating to the separation and consulting agreement with our former COO and higher staffing levels in 2010 primarily relating to our broker-dealer subsidiary and internalizing management of our healthcare net lease assets. The $0.1 million decrease in equity-based compensation expense was attributable to a $1.3 million decrease in expense from equity-based awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested. The decease was partially offset by an additional $1.0 million of equity-based compensation expense related to the accelerated vesting of equity-based awards in connection with the separation agreement with our former COO and a $0.2 million of equity-based compensation expense related to the long-term incentive component of our incentive compensation plan.

        Auditing and professional fees for the three months ended March 31, 2010 totaled $3.0 million, representing an increase of $0.7 million, or 26%, compared to $2.3 million for the three months ended March 31, 2009. The increase was primarily attributable to approximately a $0.2 million increase in legal fees related to our non-listed and private REITs, a $0.2 million increase in legal fees related to the Chatsworth property foreclosure, a $0.1 million increase in fees relating to capital raising and asset sales in our healthcare portfolio and a $0.1 million increase in legal fees for general corporate work, and portfolio management.

        Other general and administrative expenses for the three months ended March 31, 2010 totaled $4.1 million, representing an increase of approximately $0.5 million, or 14%, compared to $3.6 million for the three months ended March 31, 2009. The increase was primarily attributable to increased overhead costs resulting from higher staffing levels during the three months ended March 31, 2010.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended March 31, 2010 totaled $8.5 million, representing a decrease of $5.8 million, or 41%, compared to $14.3 million for the three months ended March 31, 2009. The decrease was primarily attributable to a decrease of $5.4 million related to charges associated with the 2009 foreclosure by the first mortgage lender of the Chatsworth, CA property, a decrease of $0.3 million related to the membership redemption agreement with Chain Bridge pursuant to which we contributed certain assets and a decrease of $0.1 million related to several assets in our net lease portfolio being fully depreciated.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in earnings (loss) for the three months ended March 31, 2010 was net earnings of $1.3 million, representing an increase of $5.7 million, compared to a loss of $4.4 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, we recognized equity in earnings of $2.4 million from our unconsolidated affiliated lessee formed in 2009, resulting from the termination of a lease to a third party in our healthcare real estate portfolio and $0.1 million in connection with a net lease joint venture. The equity in earnings were partially offset by equity in losses of $0.9 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $0.5 million from the LandCap joint venture. For the three months ended March 31, 2009, we recognized equity in losses of $2.3 million from the LandCap joint venture and equity in losses of $2.3 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments). The losses were partially offset by equity in earnings of $0.2 million in connection with a net lease joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $92.5 million for the three months ended March 31, 2010 to a loss of $1.8 million, compared to a gain of $90.7 million for the three months ended March 31, 2009. The unrealized gain on investments and other for the three months ended March 31, 2010 consisted primarily of $96.4 million mark-to-market adjustment gains on various available for sale securities and mark-to-market adjustment gains of $2.6 million on our corporate lending joint venture (which is an equity investment that is marked to market), partially offset by unrealized mark-to-market adjustment losses of $41.8 million on various issued CDO bonds payable, $35.2 million unrealized losses on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and mark-to-market adjustment losses of $23.8 million on liability to subsidiary trusts issuing preferred. The unrealized gain on investment for the three months ended March 31, 2009 consisted primarily of unrealized gains related to mark-to-market adjustments of $135.6 million on various N-Star CDO bonds payable, unrealized gains of $1.5 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and unrealized gains of $1.9 million on liability to subsidiary trusts issuing preferred securities. The increase was partially offset by unrealized losses related to mark-to-market adjustments of $23.2 million on various available for sale securities and unrealized losses of $25.2 million on our corporate lending joint venture (which is an equity investment that is marked to market).

  Realized Gain on Investments and Other

        The realized gain of $1.4 million for the three months ended March 31, 2010 consisted primarily of net realized gains of $3.3 million on the sale of certain real estate debt securities available for sale offset partially by a net foreign currency translation loss of $1.2 million related to our Euro-denominated investment, net losses of $0.4 million on the redemption of certain available for sale securities and a loss of $0.3 million on the termination of an interest rate swap in connection with the GE refinancing. The realized gain on investments and other of $36.9 million for the three months ended March 31, 2009, was attributable to net realized gains of $34.4 million on the repurchase of $61.0 million of our 7.25% exchangeable senior notes and net realized gains of $2.5 million on the sale of certain debt securities available for sale, offset partially a foreign currency translation gain of $0.1 million related to our Euro-denominated investment.

  Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In December 2009, our healthcare venture sold a portfolio of 18 assisted living facilities located in North Carolina. Accordingly, income of $0.6 million related to the operations of these properties was reclassified to income from discontinued operations for the three months ended March 31, 2009.

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

        Our total available liquidity at March 31, 2010 was approximately $214.2 million, including $116.8 million of unrestricted cash and cash equivalents and $97.4 million of uninvested and available funds in our CDO financings, which is available only for reinvestment within the CDO structures. Under the WA Secured Term Loan, we are required to make semi-annual amortization payments of $15.0 million, and $90.0 million of total aggregate amortization payments over the term of the loan. We expect to fund these amortization payments from existing cash liquidity, proceeds from future loan repayments and/or asset sales.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including AFFO, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we significantly reduced the cash portion of quarterly dividends paid in 2009 and 2010 to date relative to prior periods, future dividend levels are subject to further adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our CDO financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. The reinvestment periods, which allow us to reinvest principal payments on the underlying assets into qualifying replacement collateral and is instrumental in maintaining OC and IC ratios, for our N-Star CDO I, II and III have expired, and, for our N-Star CDO IV, N-Star CDO V, N-Star CDO VI, N-Star CDO VII, N-Star CDO VIII and N-Star CDO IX will expire in July 2010, September 2010, June 2011, June 2011, February 2012 and June 2012, respectively. Since we are or will be unable to reinvest principal in these CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO. Following the conclusion of the reinvestment period in these CDOs, our ability to maintain the OC and IC ratios will be negatively impacted. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our CDO financings in order to preserve cash flow. As of March 31, 2010, we were in compliance with all of the OC and IC tests in our CDO financings. We expect that very weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in 2010 and in the future.

        The following is a summary of our CDO cash distribution and coverage tests as of March 31, 2010:

		Cash Distributions(1)	Quarterly Interest Coverage Cushion(2)	Overcollateralization Cushion
	Primary Collateral Type	Quarter Ended March 31, 2010	March 31, 2010	March 31, 2010	At Offering
N-Star I(3)	CMBS	$429	$350	$8,812	$8,687
N-Star II	CMBS	177	137	4,671	10,944
N-Star III	CMBS	1,688	1,904	52,579	13,610
N-Star IV	Loans	2,228	2,131	47,973	19,808
N-Star V	CMBS	1,269	1,432	54,589	12,940
N-Star VI	Loans	1,125	3,510	34,951	17,412
N-Star VII	CMBS	2,501	2,192	80,206	13,966
N-Star VIII	Loans	3,912	5,055	71,032	42,193
N-Star IX(4)	CMBS	1,468	1,501	55,481	24,516

Table shows cash distributions to the retained income notes. Interest coverage and overcollateralization coverage to the most constrained class.

(1)
Cash distributions are exclusive of senior management fees which are not subject to the coverage tests.

(2)
Quarterly interest cushion and overcollateralization cushion from remittance report issued on date nearest to March 31, 2010.

(3)
N-Star I equity cash flow represents NorthStar's 83% ownership percentage. First quarter 2010 cash distribution excludes a $0.9 million fee received related to a tender offer.

(4)
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

        During the three months ended March 31, 2010, we did not issue any shares pursuant to our equity distribution agreement with JMP.

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

        During the three months end March 31, 2010, we issued a total of 23,975 common shares pursuant to the Plan for a gross sales price of approximately $0.1 million.

  Mortgage note refinancing

        On March 31, 2010, we closed on a $65.0 million loan with General Electric Capital Corporation. The proceeds will be primarily used to refinance $52.0 million of loans maturing in 2010 on nine of our healthcare-related net leased assets. The excess proceeds from the financing will be used for working capital and general corporate purposes. The loan has a five-year term with a one-year interest only period and principal and interest payments thereafter. The interest rate is 90-day LIBOR + 5.95% with a 1% LIBOR floor.

Cash Flows

        The net cash used by operating activities was $3.9 million for the three months ended March 31, 2010 compared to the net cash flow provided by operating activities of $8.9 million for the three months ended March 31, 2009. The decrease was primarily due to the lower LIBOR rates and lower spreads on our lending assets which decreased interest income generated from our asset base.

        The net cash flow used in investing activities was $28.4 million for the three months ended March 31, 2010 compared to the net cash used in investing activities of $9.9 million for the three months ended March 31, 2009. The primary uses of cash flow used in investing activities in 2010 were the acquisition of available for sale securities and originations of real estate debt investments. The primary uses of cash flow used by investing activities in 2009 were the origination or acquisition of real estate debt investments, and the acquisition of real estate securities.

        The net cash flow provided by financing activities was $10.2 million for the three months ended March 31, 2010 compared to cash used by financing activities of $11.6 million of cash used by financing activities for the three months ended March 31, 2009. The primary source of cash flow by financing activities was mortgage notes and loan borrowings. Net cash flow used in financing activity in 2009 was primarily related to the repurchase of our bonds and repayments on our credit facilities.

Contractual Obligations and Commitments

        As of March 31, 2010, we had the following contractual commitments and commercial obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	After 5 Years
Mortgage notes	$793,972	$5,654	$149,962	$56,040	$582,316
Mezzanine loan payable	2,676	194	656	748	1,078
Exchangeable senior notes(1)	128,915	—	68,165	60,750	—
Bonds payable	2,973,514	—	—	—	2,973,514
Secured term loan	387,060	—	348,898	14,682	23,480
Liability to subsidiary trusts issuing preferred securities	280,133	—	—	—	280,133
Capital leases(2)	16,008	365	982	1,004	13,657
Operating leases	69,398	4,229	10,983	10,968	43,218
Outstanding unfunded commitments(3)	69,381	60,776	8,558	47	—
Estimated interest payments	613,826	85,708	237,465	163,117	127,535

Total contractual obligations	$5,334,883	$156,927	$825,668	$307,356	$4,044,931

(1)
$68.2 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require us to repurchase the notes on June 15, 2012.

(2)
Includes interest on the capital leases.

(3)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $69.4 million, of which a minimum of $46.0 million will be funded within our existing CDO financings. Fundings are categorized by estimated funding period. We expect that our secured credit facility lender generally will advance a majority of future fundings that are not otherwise funded within our CDO financings. Based upon currently approved advance rates on our credit facility and CDOs and assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining $23.4 million of future funding requirements would be approximately $6.5 million over the next two years.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of March 31, 2010, we were in compliance with all financial and non-financial covenants in our debt agreements.

Recent Developments

Dividends

        On April 20, 2010, we declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on May 14, 2010 to the stockholders of record as of the close of business on May 5, 2010.

Midwest Care Holdco TRS I LLC

        In April 2010, pursuant to the membership redemption agreement entered into in December 2009, we acquired the 51% membership interest in Midwest owned by Chain Bridge for $1.0 million in cash. As a result of the acquisition, we now hold 100% of the common membership interest in Midwest and control all major decisions. Accordingly the operations of Midwest, which were previously accounted for under the equity method, will be consolidated.

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

        See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our Annual Report on Form 10-K for additional information on our exposure to market risk.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Funds from Operations:
(Loss)/income from continuing operations	$(20,103)	$102,126
Non-controlling interest in joint ventures	(1,962)	(2,464)

Consolidated net (loss)/income before non-controlling interest in operating partnership	(22,065)	99,662
Adjustments:
Preferred stock dividends	(5,231)	(5,231)
Depreciation and amortization	8,483	14,285
Funds from discontinued operations	—	1,134
Real estate depreciation and amortization—unconsolidated ventures	237	247

Funds from Operations	$(18,576)	$110,097

Adjusted Funds from Operations:
Funds from Operations	$(18,576)	$110,097
Straight-line rental income, net	(546)	(472)
Straight-line rental income, discontinued operations	—	—
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(26)	(32)
Amortization of equity-based compensation	5,058	5,144
Amortization of above/below market leases	(264)	(325)
Unrealized (gains)/losses from mark-to-market adjustments	(20,158)	(94,563)
Unrealized (gains)/losses from mark-to-market adjustments, unconsolidated ventures	625	2,765

Adjusted Funds from Operations	$(33,887)	$22,614

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

Return on Average Common Book Equity
(including and excluding G&A and one-time items)
(dollars in thousands)

		Three Months Ended March 31, 2010	Annualized March 31, 2010		Year Ended December 31, 2009
Adjusted Funds from Operations (AFFO)		$(33,887)	$(135,548)	[A]	$82,545
Plus: General & Administrative Expenses		23,484			70,542
Less: Equity-Based Compensation included in G&A		5,058			20,474
Less: Bad debt expense included in G&A		323			1,554

AFFO, excluding G&A		(15,784)	(63,136)	[B]	131,059
Average Common Book Equity & Operating Partnership Non-Controlling Interest(1)	[C]	$1,191,879			$1,194,310
Return on Average Common Book Equity (including G&A)	[A]/[C]	Neg			6.9%
Return on Average Common Book Equity (excluding G&A)	[B]/[C]	Neg			11.0%

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of March 31, 2010, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $23.6 million offset by an increase in our interest expense of approximately $13.8 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

        In our real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan agreements cannot repay its obligations to us in a timely manner. Our loans are generally collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our loan. Default risk increases in weak economic conditions because collateral cash flows may be below expectations when the loan was originated. Defaults also increase when, at loan maturity, the cost of debt and equity capital is higher than when the loan was originated. In the event that a borrower cannot repay our loan, we may exercise our remedies under the loan documents, which may include a foreclosure against the collateral. We describe many of the options available to us in this situation in "Item 1 Business" of our Annual Report on Form 10-K. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. At March 31, 2010, our counterparties hold approximately $23.1 million of cash margin as collateral against our swap contracts.

        In January 2008, we elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. As a result, the changes in fair value of these financial instruments are now recorded in earnings and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended March 31, 2010 and 2009, we recorded, in earnings, a mark-to-market unrealized loss of $13.2 million and an unrealized loss of $2.9 million, respectively, for the non-qualifying interest rate swaps. For the three months ended March 31, 2010 and 2009, we recorded a $1.7 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize our derivative financial instruments that were designated as cash flow hedges of interest rate risk as of March 31, 2010 and December 31, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of March 31, 2010	8	$75,884	$(8,206)	4.18% - 5.08%	December 2010 - August 2018
As of December 31, 2009	10	$90,749	$(7,691)	4.18% - 5.08%	March 2010 - August 2018

        The following tables summarize our derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of March 31, 2010 and December 31, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of March 31, 2010	36	$2,001,491	$(139,184)	0.36% - 7.00%	May 2010 - June 2018
As of December 31, 2009(1)	22	$897,335	$(59,353)	0.34% - 5.63%	May 2010 - June 2018

(1)
December 31, 2009 does not include the interest rate swaps of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

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
10.28	Form of Award Agreement (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on September 11, 2009)

Exhibit Number	Description of Exhibit
10.29	First Amended and Restated Credit Agreement, dated as of October 28, 2009, by and among NRFC WA Holdings, LLC, NRFC WA Holdings II, LLC, NRFC WA Holdings VII, LLC, NRFC WA Holdings X, LLC and NRFC WA Holdings XII, LLC, as borrowers, NorthStar Realty Finance Corp., and NorthStar Realty Finance L.P., as guarantors, the lenders party thereto, and Wachovia Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.33 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
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

NORTHSTAR REALTY FINANCE CORP.
Date: May 6, 2010	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer