Form 10-Q
period 2010-06-30
NORTHSTAR REALTY
filed 2010-08-05
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

        The Company has one class of common stock, par value $0.01 per share, 77,119,911 shares outstanding as of August 4, 2010.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2010

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS:
Cash and cash equivalents	$109,081	$138,928
Restricted cash (includes $127,642 and $74,453 from consolidated VIEs, respectively)	175,313	129,180
Operating real estate—net (includes $8,000 and $— from consolidated VIEs, respectively)	960,340	978,902
Available for sale securities, at fair value (includes $1,265,078 and $283,184 from consolidated VIEs, respectively)	1,317,564	336,220
Real estate debt investments, net (includes $1,513,928 and $1,356,038 from consolidated VIEs, respectively)	1,692,282	1,936,482
Real estate debt investments, held-for-sale	—	611
Investments in and advances to unconsolidated ventures	25,739	38,299
Receivables, net of allowance of $781 in 2010 and $1,349 in 2009 (includes net $18,102 and $7,421 from consolidated VIEs, respectively)	23,880	17,912
Unbilled rents receivable	9,506	10,206
Derivative instruments, at fair value (includes $35 and $— from consolidated VIEs, respectively)	35	—
Deferred costs and intangible assets, net	52,619	57,551
Assets of properties held for sale	4,134	—
Other assets (includes $3,092 and $2,888 from consolidated VIEs, respectively)	26,363	25,273

Total assets	$4,396,856	$3,669,564

LIABILITIES:
Mortgage notes and loans payable	794,709	795,915
Exchangeable senior notes	126,426	125,992
Bonds payable, at fair value (includes $1,339,750 and $584,615 from consolidated VIEs, respectively)	1,339,750	584,615
Secured term loans	60,304	368,865
Liability to subsidiary trusts issuing preferred securities, at fair value	145,863	167,035
Obligations under capital leases	74	3,527
Accounts payable and accrued expenses (includes $5,795 and $1,631 from consolidated VIEs, respectively)	30,771	30,071
Escrow deposits payable (includes $48,265 and $28,608 from consolidated VIEs, respectively)	49,126	39,461
Derivative liability, at fair value (includes $148,143 and $46,187 from consolidated VIEs, respectively)	180,510	67,044
Liabilities of properties held for sale	1,971	—
Other liabilities (includes $360 and $358 from consolidated VIEs, respectively)	26,257	28,399

Total liabilities	2,755,761	2,210,924
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 77,118,834 and 74,882,600 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	771	749
Additional paid-in capital	698,735	662,805
Retained earnings	574,857	460,915
Accumulated other comprehensive loss	(51,783)	(92,670)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,463,952	1,273,171
Non-controlling interest	177,143	185,469

Total equity	1,641,095	1,458,640

Total liabilities and stockholders' equity	$4,396,856	$3,669,564

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues and other income:
Interest income	$60,721	$35,749	$118,296	$72,530
Interest income—related parties	300	4,443	921	8,950
Rental and escalation income	33,884	21,928	55,257	46,689
Advisory and management fee income—related parties	464	1,808	982	3,499
Commission income	372	—	372	—
Other revenue	192	177	1,247	345

Total revenues	95,933	64,105	177,075	132,013
Expenses:
Interest expense	35,727	30,899	67,712	63,997
Real estate properties—operating expenses	10,765	2,711	12,366	4,761
Asset management fees—related parties	16	840	466	1,677
Commission expense	278	—	278	—
Impairment on operating real estate	1,180	—	1,180	—
Provision for loan losses	56,941	17,000	93,257	38,462
General and administrative:
Salaries and equity-based compensation(1)	12,313	11,235	28,845	22,845
Auditing and professional fees	2,523	2,264	5,463	4,518
Other general and administrative	5,924	3,461	9,936	7,027

Total general and administrative	20,760	16,960	44,244	34,390
Depreciation and amortization	8,351	16,779	16,760	30,990

Total expenses	134,018	85,189	236,263	174,277
(Loss) from operations	(38,085)	(21,084)	(59,188)	(42,264)
Equity in earnings/(loss) of unconsolidated ventures	4,866	159	6,215	(4,259)
Unrealized (loss)/gain on investments and other	(6,397)	(616)	(8,240)	90,045
Realized gain on investments and other	81,538	23,283	82,971	60,196

Income from continuing operations	41,922	1,742	21,758	103,718
Income from discontinued operations	123	727	183	1,482
Gain on sale from discontinued operations	2,528	—	2,528	—

Consolidated net income	44,573	2,469	24,469	105,200
Less: net income attributable to the non-controlling interests	(7,357)	(1,490)	(6,945)	(14,355)
Preferred stock dividends	(5,231)	(5,231)	(10,463)	(10,463)

Net income/(loss) attributable to NorthStar Realty Finance Corp. common stockholders	$31,985	$(4,252)	$7,061	$80,382

Net income/(loss) per share from continuing operations (basic/diluted)	0.39	(0.07)	0.06	1.20
Income per share from discontinued operations (basic/diluted)	0.00	0.01	0.00	0.02
Gain per share on sale of discontinued operations (basic/diluted)	0.03	—	0.03	—

Net income/(loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$0.42	$(0.06)	$0.09	$1.22

Weighted average number of shares of common stock:
Basic	76,407,339	67,353,541	76,579,403	65,964,065
Diluted	82,279,682	75,049,690	82,305,725	73,660,271

(1)
The three months ended June 30, 2010 and 2009 include $4,181 and $5,320 respectively, of equity-based compensation expense. The six months ended June 30, 2010 and 2009 include $9,239 and $10,464 respectively, of equity-based compensation expense. The six months ended June 30, 2010 includes $3,583 of cash compensation expense and $1,014 of equity based compensation expense relating to a separation and consulting agreement with a former executive.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

(Unaudited)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders Equity	Non-controlling Interests	Total Stockholders Equity
Balance at December 31, 2008	$100	62,907	$634	$861,300	(1,384)	$(94,343)	$648,860	$1,415,167	$198,593	$1,613,760
Equity component of exchangeable senior notes	—	—	—	(4,321)	—	—	—	(4,321)	—	(4,321)
Equity component of warrants	—	—	—	117	—	—	—	117	—	117
Dividend reinvestment and stock purchase plan	—	80	1	276	—	—	—	277	—	277
Proceeds from equity distribution agreement	—	7,327	69	23,995	1,384	—	—	25,448	—	25,448
Stock awards/LTIP awards		94	1	300	—	—	—	301	20,172	20,473
Restricted share grant	—	15	—	1	—	—	—	1	—	1
Comprehensive loss	—	—	—	—	—	1,673	—	1,673	199	1,872
Conversion of OP/LTIP units	—	744	7	12,013	—	—	—	12,020	(12,020)	—
Stock dividends	—	3,716	37	10,610	—	—	(9,607)	1,040	(1,040)	—
Cash dividends on common stock	—	—	—	—	—	—	(27,133)	(27,133)	(15,957)	(43,090)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Redemption of membership interest	—	—	—	(214)	—	—	—	(214)	—	(214)
Equity in private fund									1,815	1,815
Net income	—	—	—	—	—	—	(130,280)	(130,280)	(6,293)	(136,573)

Balance at December 31, 2009	$100	74,883	$749	$904,077	$—	$(92,670)	$460,915	$1,273,171	$185,469	$1,458,640

VIE consolidation begining balance adjustment	—	—	—	—	—	41,332	121,935	163,267	20,329	183,596
Amortization of deferred compensation	—	—	—	8	—	—	—	8	8,931	8,939
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	—	4,687	4,687
Dividend reinvestment and stock purchase plan	—	48	—	113	—	—	—	113	—	113
Stock awards/LTIP awards	—	99	1	299	—	—	—	300	—	300
Equity component of warrants	—	—	—	60	—	—	—	60	—	60
Comprehensive loss	—	—	—	—	—	(445)	—	(445)	6	(439)
Conversion of OP/LTIP units	—	2,089	21	37,257	—	—	—	37,278	(37,278)	—
Cash dividends on common stock	—	—	—	—	—	—	(15,054)	(15,054)	(6,681)	(21,735)
Cash dividends on preferred stock	—	—	—	—	—	—	(10,463)	(10,463)	(5,250)	(15,713)
Redemption of membership interest	—	—	—	(1,807)	—	—	—	(1,807)	1,800	(7)
Equity in private fund									(1,815)	(1,815)
Net income	—	—	—	—	—	—	17,524	17,524	6,945	24,469

Balance at June 30, 2010	$100	77,119	$771	$940,007	$—	$(51,783)	$574,857	$1,463,952	$177,143	$1,641,095

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Consolidated net income	$44,573	$2,469	$24,469	$105,200
Unrealized (loss) on available for sale securities	(94)	(1,212)	(138)	(17,072)
Change in fair value of derivatives	(2,591)	4,272	(3,448)	5,251
Reclassification adjustment for gains included in net income	1,409	1,398	3,148	2,795

Comprehensive (loss)/income	43,297	6,927	24,031	96,174
Less: Comprehensive income attributable to non-controlling interests	7,267	1,952	6,951	13,345

Comprehensive income attributable to NorthStar Realty Finance Corp.	$36,030	$4,975	$17,080	$82,829

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net cash provided by operating activities	$7,937	$22,403
Cash flows from investing activities:
Acquisition of operating real estate, net	—	—
Improvement of operating real estate	(899)	(2,514)
Acquisition of available for sale securities	(118,738)	(62,249)
Proceeds from disposition of securities available for sale	119,373	63,652
Available for sale securities repayments	10,959	380
Increase in term debt transaction warehouse deposits	—	—
Originations/acquisitions of real estate debt investments	(33,454)	(189,293)
Real estate debt investment repayments	65,480	15,165
Proceeds from the sale of real estate debt investments	85,369	140,753
Net proceeds from disposition of operating real estate	3,078	—
Real estate debt investment acquisition costs	—	(97)
Other loans receivable	—	(1,070)
Other loans receivable repayment	—	3,000
Restricted cash used for investment activities	(22,669)	(704)
Purchase of equity interest	(1,000)	—
Deferred lease costs	(398)	—
Investment in and advances to unconsolidated ventures	(463)	(397)
Distributions from unconsolidated ventures	9,306	8,857

Net cash provided by (used in) investing activities	115,944	(24,517)
Cash flows from financing activities:
Purchase of interest rate cap	(243)	—
Settlement of derivative	(283)	—
Collateral held by swap counter party	8,542	3,707
Mortgage notes and loan borrowings	58,200	—
Mortgage principal repayments	(54,672)	(3,923)
Borrowing under credit facilities	—	1,912
Repayments credit facilities	—	(34,612)
Repurchase obligation borrowings	—	528
Repurchase obligation repayments	—	(703)
Proceeds from bonds	104,708	71,000
Bond repayments	(19,055)	—
Borrowing under secured term loan	24,739	1,373
Secured term loan repayment	(225,321)	(1,884)
Bond repurchases	(12,649)	(35,247)
Payment of deferred financing costs	(1,349)	(153)
Capital contributions by non-controlling interest	4,687	—
Restricted cash from financing activities	(7,805)	(2,030)
Proceeds from dividend reinvestment and stock purchase plan	175	4,061
Dividends (common and preferred) and distributions	(25,517)	(23,287)
Deferred offering costs	(945)	—
Offering costs	(70)	(126)
Distributions to non-controlling interest	(6,870)	(6,993)

Net cash (used in) financing activities	(153,728)	(26,377)
Net (decrease) increase in cash & cash equivalents	(29,847)	(28,491)
Cash and cash equivalents—beginning of period	138,928	134,039

Cash and cash equivalents—end of period	$109,081	$105,548

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

Consolidating Subsidiaries

NRF Healthcare, LLC

        In May 2006, the Company entered into a joint venture called NRF Healthcare, LLC with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets. In connection with the formation of the venture, Chain Bridge contributed substantially all of its assets to NRF Healthcare, LLC for its $15.1 million membership interest in the joint venture.

        In July 2008, NRF Healthcare, LLC sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. ("Inland American"). NRF Healthcare, LLC received approximately $87.7 million of net proceeds from the transaction. Prior to conversion, the convertible preferred investment is entitled to a 10.5% dividend per annum. The convertible preferred membership interest may be converted or redeemed, at Inland American's option, upon the sale or recapitalization of NRF Healthcare, LLC. NRF Healthcare, LLC may, at its option, redeem the convertible preferred interests at any time. In addition, Inland American may convert its preferred membership interests into common equity in NRF Healthcare, LLC. Based on the initial investment amount and capital accounts of the members of NRF Healthcare, LLC, the convertible preferred membership interests represent, upon conversion, approximately a 42% common equity ownership interest in NRF Healthcare, LLC. Inland American will have the option of contributing additional preferred membership interest and participating in new NRF Healthcare, LLC investment opportunities in proportion to its percentage ownership interest, assuming it was to convert its interests to common equity.

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

        In April 2010, pursuant to the membership redemption agreement entered into in December 2009, the Company 51% acquired the membership interest in Midwest Holdings owned by Chain Bridge for $1.0 million in cash. As a result of the acquisition, the Company now holds 100% of the common membership interest in Midwest Holdings and controls all major decisions. Accordingly, the operations of Midwest Holdings, which were previously accounted for under the equity method, are consolidated.

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

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted by the Company for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update will be included in the note on fair value measurements upon adoption.

3. Variable Interest Entities

        On January 1, 2010, the Company adopted the FASB guidance for determining whether an entity is a variable interest entity, or VIE, and which requires an analysis of qualitative rather than quantitative factors to determine the primary beneficiary of a VIE. The guidance requires an entity to consolidate a VIE if (i) it has the power to direct the activities that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. As a result of the implementation of this pronouncement, the Company consolidated four of its previously off-balance sheet CDO financings, which are referred to as N-Star I, II, III and V. The Company has elected the fair value option of accounting for the available for sale securities and bonds payable of these entities for the purpose of consistent accounting application.

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

        As of June 30, 2010, the Company identified interests in 17 entities which were determined to be VIEs. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

        Based on management's analysis, the Company is not the primary beneficiary of nine of the identified VIEs since it (i) does not have the power to direct the activities that most significantly impact the VIE's economic performance and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of June 30, 2010. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period.

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

        N-Star I, II, III, IV, V, VI, VII and VIII are consolidated CDO financings.

        The following table displays the classification and carrying amounts of assets and liabilities of consolidated VIEs as of June 30, 2010 (in thousands):

Variable Interest Entity

	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	Total
Assets of consolidated VIEs:
Restricted cash	$1,418	$807	$4,107	$16,702	$3,718	$49,620	$4,612	$46,658	$127,642
Operating real estate—net	—	—	—	—	—	—	—	8,000	8,000
Available for sale securities, at fair value	235,518	228,732	229,987	22,877	258,469	10,512	262,680	16,303	1,265,078
Real estate debt investments, net	—	—	32,251	357,803	—	358,574	20,343	744,957	1,513,928
Receivables, net of allowance	2,458	1,718	2,036	1,246	3,841	1,027	3,415	2,361	18,102
Derivative instruments, at fair value	—	—	—	—	—	—	35	—	35
Other assets	5	20	(95)	328	—	2,644	146	44	3,092

Total assets of consolidated VIEs(1):	239,399	231,277	268,286	398,956	266,028	422,377	291,231	818,323	2,935,877
Liabilities of consolidated VIEs:
Bonds payable, at fair value	192,145	177,691	133,360	146,197	155,170	178,448	85,895	270,844	1,339,750
Accounts payable and accrued expenses	1,463	123	1,160	97	523	455	360	1,614	5,795
Derivative liability, at fair value	15,936	16,484	20,009	—	32,144	8,147	38,749	16,674	148,143
Escrow deposits payable	—	—	—	8,852	—	28,557	—	10,856	48,265
Other liabilities	—	—	—	—	—	—	360	—	360

Total liabilities of consolidated VIEs(2):	209,544	194,298	154,529	155,146	187,837	215,607	125,364	299,988	1,542,313

Net assets	$29,855	$36,979	$113,757	$243,810	$78,191	$206,770	$165,867	$518,335	$1,393,564

(1)
Assets of each of the consolidated VIEs may only be used to settle obligations of the respective VIE.

(2)
Creditors of each of the consolidated VIEs have no recourse to the general credit of the Company.

        The Company did not provide financial support to any of its consolidated VIEs during the three and six months ended June 30, 2010 and 2009. At June 30, 2010, there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its consolidated VIEs.

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

        The following table displays the classification, carrying amounts and maximum exposure of unconsolidated VIEs as of June 30, 2010 (in thousands):

	Variable Interest Entity
	Trusts Issuing Preferred Securities, at Fair Value	Real Estate Debt Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments	—	$21,814	$21,814	$21,814

Total assets	—	21,814	21,814	21,814
Liability to subsidiary trusts issuing preferred securities, at fair value	145,863	—	145,863	N/A

Total liabilities	145,863	—	145,863	N/A

Net assets	$(145,863)	$21,814	$(124,049)	$21,814

(1)
The Company's maximum exposure to loss at June 30, 2010, would not exceed the carrying amount of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the three and six months ended June 30, 2010 and 2009. At June 30, 2010, there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

Determination of Fair Value

        The Company uses valuation techniques consistent with the market and income approaches to measure the fair value of its assets and liabilities. The Company's market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's income approach uses valuation techniques to convert future projected cash flows to a single discounted present value amount. When applying either approach, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. The Company reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results to internally generated pricing models on each asset or liability to validate reasonableness.

        The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

  Available for sale securities

        When available, the fair value of available for sale securities is based on quoted prices in active markets. If quoted prices are not available, fair values are obtained from nationally-recognized pricing services, broker quotes, or other model-based valuation techniques. The fair value of Level 2 securities is based on a market approach with prices obtained from nationally-recognized pricing services. Observable inputs used to value these securities can include: reported trades, benchmark yields, issuer spreads and broker/dealer quotes. The fair value of Level 3 securities is typically based on a single broker quote or the Company's discounted cash flow analysis.

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

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

  Liability to subsidiary trusts issuing preferred securities

        Liability to subsidiary trusts issuing preferred securities is measured using market approach with prices obtained from an experienced pricing service and is generally measured using pricing models with market observable inputs such as implied credit spreads on the Company's preferred stock and exchangeable senior notes as adjusted for unobservable inputs which reflect the differences between these other instruments and the trust preferred securities. These measurements are classified as Level 3 within the fair value hierarchy.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$857,503	$146,184	$1,003,687
N-Star CDO notes	—	—	1,342	1,342
Third party CDO notes	—	—	18,673	18,673
REIT debt	—	247,589	9,515	257,104
Trust preferred securities	—	—	7,703	7,703
Real estate interest	—	16,527	12,528	29,055
Derivative asset	—	35	—	35

Total assets	$—	$1,121,654	$195,945	$1,317,599

Liabilities:
N-Star CDO bonds payable	—	—	1,339,750	$1,339,750
Liability to subsidiary trusts issuing preferred securities	—	—	145,863	145,863
Derivative liability	—	180,510	—	180,510

Total liabilities	$—	$180,510	$1,485,613	$1,666,123

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

        The following table presents additional information about the Company's available for sale securities, corporate lending investment, bonds payable and liabilities to subsidiary trusts issuing preferred securities which are measured at fair value on a recurring basis at June 30, 2010, for which the Company has utilized Level 3 inputs to determine fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for Sale Securities	Corporate Lending Investment	N-Star CDO Bonds Payable	Liability to Subsidiary Trusts Issuing Preferred Securities
Beginning balance:	$309,505	$8,943	$1,141,096	$167,035
Total net transfers into/out of Level 3	(76,611)
Purchases, sales, issuance and settlements, net	(59,292)	(17,234)	72,530	—
Total losses (realized or unrealized):
Included in earnings	26,620	—	150,914	—
Included in other comprehensive loss	—	—	—	—
Total gains (realized or unrealized):
Included in earnings	48,923	8,291	24,790	21,172
Included in other comprehensive loss	40	—	—	—

Ending balance	$195,945	$—	$1,339,750	$145,863

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$22,343	$8,291	$(126,124)	$21,172

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

Financial Instruments, at Fair Value	June 30, 2010	December 31, 2009(1)
Assets:
Available for sale securities:
CMBS	$1,003,687	$249,583
N-Star CDO notes	—	4,268
Third party CDO notes	18,673	9,515
REIT debt	257,104	30,580
Trust preferred securities	7,703	8,739
Real estate interest	29,055	—
Corporate lending investment(2)	—	8,943

Total assets	$1,316,222	$311,628

Liabilities:
N-Star CDO bonds payable	1,339,750	584,615
Liability to subsidiary trusts issuing preferred securities	145,863	167,035

Total liabilities	$1,485,613	$751,650

(1)
December 31, 2009 does not include the assets and liabilities of N-Star I, II, III and V, for which the Company has elected the fair value option, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

(2)
During the second quarter 2010, the Company's corporate lending joint venture sold assets having a carrying value of approximately $6.7 million for $15.0 million. As a result, the Company recognized $8.3 million of equity in earnings and reduced its equity investment to zero at June 30, 2010.

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

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at June 30, 2010	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$1,003,687	$2,090,357	$(1,086,670)
Third party CDO notes	18,673	125,018	(106,345)
REIT debt	257,104	253,591	3,513
Trust preferred securities	7,703	15,000	(7,297)
Real estate interest	29,055	40,636	(11,581)

Total assets	$1,316,222	$2,524,602	$(1,208,380)

Liabilities:
N-Star CDO bonds payable	1,339,750	3,012,399	(1,672,649)
Liability to subsidiary trusts issuing preferred securities	145,863	280,133	(134,270)

Total Liabilities	$1,485,613	$3,292,532	$(1,806,919)

        At June 30, 2010 and December 31, 2009, the basis in the Company's corporate lending investment was $16.4 million and $70.0 million, respectively. The Company has elected the fair value option for this investment which is accounted for under the equity method of accounting. The fair market value of the Company's investment at June 30, 2010 and December 31, 2009 was zero and $8.9 million, respectively.

        For the three and six months ended June 30, 2010 and 2009, the Company recognized a net gain of $47.1 million and a net loss of $6.7 million, respectively, and a net gain of $80.4 million and $82.5 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's consolidated statement of operations. The net loss and gain for the three and six months ended June 30, 2009 does not include net losses or gains on the assets and liabilities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable and liability to subsidiary trusts issuing preferred securities for which the fair value option was elected was a net loss of $39.3 million and $21.6 million, respectively, and a net loss of $105.0 million and a net gain of $115.9 million, respectively, for the three and six months ended June 30, 2010 and 2009. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the Company allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. The three and six months ended June 30, 2009 does not include net gains or losses on the assets and liabilities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate

Discontinued Operations

        In May 2010, the Company completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City to a private investor group for approximately $3.3 million, representing a gain of approximately $2.5 million. The Company also recorded as held for sale a leasehold interest containing approximately 17,700 square feet of retail and office space located in New York City. In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina for approximately $95.9 million.

        The following table summarizes income from discontinued operations for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June, 30, 2010	For the Three Months Ended June, 30, 2009	For the Six Months Ended June, 30, 2010	For the Six Months Ended June 30, 2009
Revenue:
Rental and escalation income	$331	$2,474	$737	$4,959
Interest and other	1	1	1	4

Total revenue	332	2,475	738	4,963

Expenses:
Property operating expenses	52	95	214	172
Asset management fees—related parties	10	14	26	30
Auditing and professional fees		10	—	19
General and administrative expenses	21	3	27	19
Interest expense	62	1,022	150	2,036
Depreciation and amortization	64	604	138	1,205

Total expenses	209	1,748	555	3,481

Income from discontinued operations	123	727	183	1,482
Gain on disposition of discontinued operations	2,528	—	2,528	—

Total income from discontinued operations	$2,651	$727	$2,711	$1,482

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

        The following table sets forth the major classes of assets and liabilities of properties classified as held for sale at June 30, 2010:

June 30, 2010
(unaudited)
ASSETS:
Operating real estate—net	3,425
Receivables	20
Unbilled rents receivable	306
Deferred costs and intangible assets, net	144
Other assets	239

Total assets	$4,134

LIABILITIES:
Obligations under capital leases	1,818
Accounts payable and accrued expenses	20
Escrow deposits payable	117
Other liabilities	16

Total liabilities	1,971
EQUITY:
Total equity	2,163

Total liabilities and stockholders' equity	$4,134

6. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at June 30, 2010:

June 30, 2010	Carrying Value	Losses in Accumulated OCI	Cumulative Unrealized (Loss)/Gain on Investments	Fair Value(1)
CMBS	$1,550,084	$—	$(546,397)	$1,003,687
N-Star CDO notes	15,202	(13,860)	—	1,342
Third party CDO notes	102,291	—	(83,618)	18,673
REIT debt	249,905	—	7,199	257,104
Real estate interest	35,084	—	(6,029)	29,055
Trust preferred securities	15,000	—	(7,297)	7,703

Total	$1,967,566	$(13,860)	$(636,142)	$1,317,564

(1)
Approximately $1.3 billion of these investments serve as collateral for the Company's consolidated CDO transactions and the balance is financed under other borrowing facilities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Available for Sale Securities (Continued)

        At June 30, 2010, the maturities of the available for sale securities ranged from two months to 48 years.

        During the three and six months ended June 30, 2010, proceeds from the sale and redemption of available for sale securities was $85.2 million and $130.3 million, respectively. The net realized gain on the sale and redemption of available for sale securities was $22.7 million and $25.6 million, respectively. During the three and six months ended June 30, 2009, proceeds from the sale and redemption of available for sale securities was $47.2 million and $63.7 million, respectively. The net realized gain on the sale of available for sale securities was $15.2 million and $17.7 million, respectively. Proceeds and realized gains from the sale and redemption of available for sale securities for the three and six months ended June 30, 2009 does not include the sale and redemption of available for sale securities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

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

        At December 31, 2009, the maturities of the available for sale securities ranged from one year to 42 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments

        At June 30, 2010 and December 31, 2009, the Company held the following real estate debt investments:

June 30, 2010	Carrying Value(1)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$929,467	54.9%	—%	2.99%	44
Whole loans, fixed rate	21,167	1.2	6.29	—	6
Subordinate mortgage interests, floating rate	152,562	9.0	—	3.23	11
Subordinate mortgage interests, fixed rate	24,917	1.5	7.25	—	2
Mezzanine loans, floating rate	440,115	26.0	—	3.36	18
Mezzanine loan, fixed rate	80,308	4.7	8.85	—	5
Preferred, float	18,015	1.1	—	4.00	1
Other loans—floating	12,913	0.8	—	2.45	3
Other loans—fixed	12,818	0.8	6.43	—	3

Total/Weighted average	$1,692,282	100.0%	7.99%	3.14%	93

(1)
Approximately $1.5 billion of these investments serve as collateral for the Company's CDO financings and the balance is financed under other borrowing facilities or unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $61.7 million related to these investments. The Company expects that a minimum of $57.6 million of these future fundings will be funded within the Company's existing CDO financings and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on future funding requirements would be approximately $4.1 million.

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

(3)
Includes $0.6 million in real estate debt investments, held for sale.

        Contractual maturities of real estate debt investments at June 30, 2010 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2010 (remainder)	$406,859	$245,466
2011	455,063	259,044
2012	568,540	442,793
2013	13,709	240,300
2014	175,713	260,845
Thereafter	251,012	422,448

Total	1,870,896	1,870,896

(1)
The year ending December 31, 2010, contains a whole loan with an initial maturity of October 1, 2008 and a principal balance of $21.4 million and a junior participation in a first mortgage with an initial maturity of March 1, 2009 and a principal balance of $28.5 million that remain outstanding as of June 30, 2010.

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

Non-Performing Loans and Provision for Loan Losses

  Non-Performing Loans

        As of June 30, 2010, the Company had two non-performing loans totaling $49.9 million which consisted of a first mortgage having a principal balance of $21.4 million and an initial maturity date of October 1, 2008, and a junior participation in a first mortgage having a principal balance of $28.5 million and an initial maturity date of March 1, 2009. The Company's maximum additional exposure to loss related to these loans is approximately $10.8 million.

  Provision for Loan Losses

        For the three months ended June 30, 2010, the Company recorded a $56.9 million credit loss provision relating to eight loans, three of which were sold during the period. For the six months ended June 30, 2010, the Company recorded a $93.3 million credit loss provision relating to 12 loans, three of which were sold during the period, and included a $0.8 million credit for loans sold with a fair market value in excess of their carrying amounts. For the three and six months ended June 30, 2009, the Company recorded a $17.0 million and a $38.5 million credit loss provision relating to eight and 13 loans, respectively. As of June 30, 2010, loan loss reserves totaled $135.9 million.

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

2010 and December 31, 2009, the Company had an investment in CS/Federal of approximately $6.5 million and $6.9 million, respectively. The Company recognized equity in earnings of $0.1 million for each of the three months ended June 30, 2010 and 2009 and equity in earnings of $0.3 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option for its equity investment. During the second quarter 2010, the corporate lending joint venture sold assets and as a result the Company received a $15.0 million distribution. Since the Company accounts for this investment under the cost recovery method, approximately $6.7 million of the distribution was applied to the investment reducing the Company's basis in the investment to zero. The remaining cash distribution of $8.3 million was recognized as income and recorded in equity in earnings. All future cash distribution from this investment will be recognized as income.

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, the Company closed on $109.0 million of equity capital for its Securities Fund, an investment vehicle in which the Company conducts a portion of its real estate securities investment business.

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

        During the second quarter 2010, a subsidiary of the Company, as general partner of the Securities Fund, notified the Securities Fund's administrator and limited partners of its determination to liquidate and dissolve the Securities Fund. Accordingly, during the second quarter 2010, the Securities Fund began to liquidate its assets in an orderly manner. At June 30, 2010 and December 31, 2009, the carrying value of the Company's investment in the Securities Fund was $3.4 million and $7.2 million, respectively, each representing a 31.2% interest in the Securities Fund.

        For the three months ended June 30, 2010 and 2009, the Company recognized equity in losses of $3.0 million and $3.1 million, respectively. The Company also earned $0.1 million in management fees from the Securities Fund for the three months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, the Company recognized equity in losses of $3.9 million and $5.4 million, respectively. The Company also earned $0.1 million in management fees from the Securities Fund for the six months ended June 30, 2009.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At June 30, 2010 and December 31, 2009 the Company's investment in LandCap is carried at $9.7 million $10.1 million, respectively. For each of the three months ended June 30, 2010 and 2009, the Company recognized equity in loss of $0.4 million. For the six months ended June 30, 2010 and 2009, the Company recognized equity in loss of $0.8 million and $2.8 million, respectively. At June 30, 2010 and December 31, 2009, LandCap had investments totaling $39.1 million. In addition, the Company has advanced approximately $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and is included in other assets in the consolidated balance sheets.

Midwest Care Holdco TRS I LLC

        In June 2009, the Company restructured its net lease relationship with one of its healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare- related properties. The restructuring resulted in one of the Company's unconsolidated affiliate Midwest Care Holdco TRS I LLC ("Midwest") becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. The management agreement is terminable by Midwest upon 60 days notice. This new structure allows the Company to participate in operating improvements of the underlying properties not previously available under the prior structure. The Company owned a 49% interest in Midwest and did not control the major decisions and as a result, the Company did not consolidate the operations of Midwest. In April 2010, pursuant to the membership redemption agreement entered into in December 2009, the Company acquired the remaining 51% membership interest in Midwest Holdings owned by Chain Bridge for $1.0 million in cash. As a result of the acquisition, the Company holds 100% of the common membership interest in Midwest and controls all major decisions. Accordingly the operations of Midwest, which were previously accounted for under the equity method, are consolidated. The Company has estimated the fair value of assets acquired at the date of acquisition. The Company is in the process of valuing certain intangible assets. As a result, the allocation of the purchase price is subject to refinement.

        The Company recognized equity in losses related to Midwest of $0.4 million and equity in earnings of $2.0 million for the three and six months ended June 30, 2010, respectively. The Company recognized equity in earnings related to Midwest of $3.3 million for the three and six months ended June 30, 2009, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of June 30, 2010 and December 31, 2009:

	Initial Stated Maturity	Interest Rate	Contractual Balance at June 30, 2010	Contractual Balance at December 31, 2009(1)
Term Loans (recourse)
WA Secured Term Loan(2)	10/28/2012	LIBOR + 3.50%	—	246,884
Euro—note	10/28/2012	3 month Euribor + 3.50%	—	85,218
LB Term Loan(3)	2/9/2011	LIBOR + 1.50%	22,199	22,199
Term Loans (non-recourse)
Term Asset Backed Securities Loan Facility	10/29/2014	2.64%	14,682	14,682
Term Asset Backed Securities Loan Facility	3/29/2015	3.63%	23,423	—

Total Credit Facilities & Term Loans			60,304	368,983
Exchangeable Senior Notes (recourse)(4)	6/15/2027	7.25%	68,165	68,165
Exchangeable Senior Notes ("NNN Notes") (recourse)(4)	6/15/2013	11.50%	60,750	60,750
Liability to subsidiary trusts issuing preferred securities (subordinate recourse)(5)(6)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	31,475	31,475
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	35,100
Mortgage notes payable (non-recourse)
Salt Lake City	9/1/2012	5.16%	15,267	15,471
EDS	10/8/2015	5.37%	46,599	46,977
Executive Center(7)	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	17,002	17,119
Indianapolis	2/1/2017	6.06%	27,966	28,142
Northstar Healthcare GE	—	6.93%	—	44,163
Northstar Healthcare GE	5/1/2015	3 month LIBOR + 5.95%	58,200	—
Northstar Healthcare—Park National	1/11/2014	5.94%	32,740	32,944
Northstar Healthcare—GE—WLK	1/11/2017	6.99%	159,137	159,138
Northstar Healthcare—GE—Tusc & Harmony	1/11/2017	7.09%	7,843	7,843
Northstar Healthcare—Harmony FNMA	2/1/2017	6.39%	74,485	75,001
Northstar Healthcare—Grove City	2/1/2038	5.45%	1,820	1,835
Northstar Healthcare—Lancaster	6/1/2037	6.40%	2,553	2,571
Northstar Healthcare—Marysville	6/1/2037	6.40%	1,641	1,651
Northstar Healthcare—Washington	10/1/2038	6.65%	1,941	1,952
Northstar Healthcare—Miller Merril	6/30/2012	7.07%	117,422	118,320
Northstar Healthcare—ARL Mob Wachovia	5/11/2017	5.89%	3,369	3,389
Northstar Healthcare—St Francis	9/10/2010	LIBOR + 2.00%	—	11,400
Aurora	7/11/2016	6.22%	32,783	32,982
DSG	10/11/2016	6.17%	33,561	33,795
Keene	2/1/2016	5.85%	6,641	6,693
Fort Wayne	1/1/2015	6.41%	3,357	3,399
Portland	6/17/2014	7.34%	4,560	4,652
Milpitas	3/6/2017	5.95%	21,875	22,107
Fort Mill	4/6/2017	5.63%	27,700	27,700

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

	Initial Stated Maturity	Interest Rate	Contractual Balance at June 30, 2010	Contractual Balance at December 31, 2009(1)
Reading	1/1/2015	5.58%	13,776	13,905
Reading	1/1/2015	6.00%	5,000	5,000
Alliance	12/6/2017	6.48%	23,377	23,543
Mezzanine loan payable (non-recourse)
Fort Mill	4/6/2017	6.21%	2,614	2,743
Bonds payable (non-recourse)(5)
N-Star I	8/1/2038	3 month LIBOR + 1.83% (average spread)	254,741	—
N-Star II	6/1/2039	LIBOR + 1.31% (average spread)	257,686	—
N-Star III	6/1/2040	LIBOR + 0.57% (average spread)	337,547	—
N-Star IV	7/1/2040	LIBOR + 0.60% (average spread)	270,000	282,500
N-Star V	9/5/2045	LIBOR + 0.55% (average spread)	443,465	—
N-Star VI	6/1/2041	3 month LIBOR + 0.53% (average spread)	323,200	279,057
N-Star VII	6/22/2051	LIBOR + 0.35% (average spread)	499,200	499,200
N-Star VIII	2/1/2041	LIBOR + 0.48% (average spread)	626,560	590,645

			$4,276,460	$3,225,348

(1)
December 31, 2009 does not include the bonds payable of N-Star I, II, III and V as these CDO financings were unconsolidated financings prior to January 1, 2010.

(2)
On June 30, 2010, the Company fully repaid and extinguished, at a discount to its outstanding principal amount, its secured recourse WA Secured Term Loan.

(3)
The Company has a limited recourse obligation with respect to this loan of 50% of the outstanding loan balance.

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

(7)
The Company has a limited recourse obligation with respect to this loan. The amount of such obligation will vary based upon the tenancy of the property. The Company believes such obligation will not exceed $2.5 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of June 30, 2010:

	Total	Mortgage and Mezzanine Loans	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities	Exchangeable Senior Notes(1)	Bonds Payable
2010	$3,922	$3,922	$—	$—	$—	$—
2011	33,314	11,115	22,199	—	—	—
2012	207,668	139,503	—	—	68,165	—
2013	71,779	11,029	—	—	60,750	—
2014	60,443	45,761	14,682	—	—	—
Thereafter	3,899,334	583,379	23,423	280,133	—	3,012,399

Total	$4,276,460	$794,709	$60,304	$280,133	$128,915	$3,012,399

(1)
$68.2 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

At June 30, 2010, the Company was in compliance with all covenants under its borrowings.

  Secured Term Loan

        On June 30, 2010, the Company fully repaid and extinguished, at a discount to its outstanding principal amount WA Secured Term Loan, which was fully recourse to the Company, having an outstanding principal balance of approximately $304.0 million and secured by assets having an aggregate unpaid principal balance of approximately $448.6 at the time of the payoff. The Company paid approximately $208.0 million of cash and granted the lender a 40% participation interest in the principal proceeds of a €72.5 million participation in a mezzanine loan owned by the Company that is collateralized by a German retail portfolio (the "German Loan").

        In connection with the repayment and extinguishment of the WA Secured Term Loan, the Company issued, to the lender, warrants to purchase two million shares of its common stock. The warrants are exercisable immediately through June 30, 2020, at a price of $7.60 per share. The exercise price of the warrants may be paid in cash or by cashless exercise and the exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to anti-dilution adjustments.

        The Company recognized approximately $60.6 million of net realized gains in connection with the repayment and extinguishment of the WA Secured Term Loan and the granting of the 40% participation interest in the principal proceeds of the German Loan.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

  Exchangeable Senior Notes

        As of June 30, 2010 and December 31, 2009, the total carrying amount of the equity components of the exchangeable senior notes was $4.9 million. The principal amount of the exchangeable senior notes liabilities was $128.9 million as of June 30, 2010 and December 31, 2009. The unamortized discount of the liability components was $2.5 million and $2.9 million at June 30, 2010 and December 31, 2009, respectively. The net carrying amount of the liability components was $126.4 million and $126.0 million at June 30, 2010 and December 31, 2009, respectively. Interest expense for the three months ended June 30, 2010 and 2009 related to the exchangeable senior notes was $3.5 million and $5.1 million, respectively, of which $3.0 million and $4.5 million was related to contractual interest, respectively, and $0.5 million and $0.6 million was attributable to amortization of the debt discount and deferred financing costs, respectively. Interest expense for the six months ended June 30, 2010 and 2009 related to the exchangeable senior notes was $6.9 million and $9.7million, respectively, of which $6.0 million and $8.4 million was related to contractual interest, respectively, and $0.9 million and $1.3 million was attributable to amortization of the debt discount and deferred financing costs, respectively.

  Mortgage note refinancing

        On March 31, 2010, the Company closed on a $65.0 million loan with General Electric Capital Corporation. The proceeds were primarily used to refinance $52.0 million of loans maturing in 2010 on nine of the Company's healthcare- related net leased assets. The excess proceeds from the financing will be used for working capital and general corporate purposes. The loan has a five-year term with a one-year interest only period and principal and interest payments thereafter. The interest rate is 90-day LIBOR + 5.95% with a 1% LIBOR floor.

10. Related Party Transactions

Advisory Fees

        The Company has agreements with each of its N-Star CDO financings to perform certain advisory services. The Company earned total fees on these agreements of approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2010, respectively. The Company earned total fees on these agreements of approximately $1.8 million and $3.4 million for the three and six months ended June 30, 2009, respectively. As of January 1, 2010, the advisory fee income related to N-Star I, N-Star II, N-Star III and N-Star V is eliminated as a result of the consolidation of the respective CDO financings.

        The Company has an agreement with NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT, to perform certain advisory services. The Company earned total fees on these agreements of approximately $0.1 million for the three and six months ended June 30, 2010.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the six months ended June 30, 2009, the Company earned $0.1 million in management fees.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions (Continued)

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. The Company incurred zero and $0.9 million in management fees for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $1.7 million in management fees for the six months ended June 30, 2010 and 2009, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations. In April 2010, in connection with the Company's acquisition of the 51% membership interest in Midwest Holdings, the Company amended the management agreement with Wakefield Capital Management, Inc. The amended management fee will be equal to one dollar per year.

11. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock- based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of June 30, 2010, the Company has issued an aggregate of 8,283,340 LTIP Units, net of forfeitures of 60,368 LTIP Units. An aggregate of 3,165,933 LTIP Units were converted to commons stock and 581,669 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,283,340 LTIP Units, so long as the recipient continues to be an eligible recipient, 4,976,957 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,154,029 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 will cliff vest on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 280,495 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $3.2 million and $4.9 million for the three months ended June 30, 2010 and 2009, respectively, and $7.9 million and $9.9 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30 2010, there were approximately 2,322,644 unvested LTIP Units and no LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP grants is $13.2 million, provided there are no forfeitures.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation (Continued)

        The status of all of the LTIP grants as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010		December 31, 2009
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	7,323	$9.85	8,067	$9.86
Granted	—	—	—	—
Converted to common stock	(2,089)	12.61	(744)	9.83
Forfeited	—	—	—	—

Ending balance(2)	5,234	8.75	7,323	$9.85

(1)
Reflects balance at January 1, 2010 and January 1, 2009 for the periods ended June 30, 2010 and December 31, 2009, respectively.

(2)
Reflects balance at June 30, 2010 and December 31, 2009, respectively.

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

        The Company recorded $0.6 million and $0.9 million in equity-based compensation expense related to the long term incentive component of the Plan for the three and six months ended June 30, 2010, respectively.

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

        During the three and six months ended June 30, 2010, the Company issued a total of 24,506 and 48,481 common shares, respectively, pursuant to the Plan for a gross sales price of approximately $0.1 million and $0.2 million, respectively. During the three and six months ended June 30, 2009, the Company issued a total of 27,062 and 32,030 common shares, respectively, pursuant to the Plan for a gross sales price each of approximately $0.1 million.

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

(Unaudited)

12. Stockholders' Equity (Continued)

distribution agreement. For the three and six months ended June 30, 2010, the Company did not sell any common shares pursuant to its equity distribution agreement with JMP. For the three and six months ended June 30, 2009, the Company sold 1,251,628 common shares and received $4.0 million of cash proceeds pursuant to its equity distribution agreement with JMP.

Dividends

        On January 19, 2010, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 12, 2010, to the stockholders of record as of February 5, 2010.

        On April 20, 2010, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on May 14, 2010, to the stockholders of record as of the close of business on May 4, 2010.

Earnings Per Share

        Earnings per share for the three and six months ended June 30, 2010 and 2009 is computed as follows (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Numerator (Income)
Basic Earnings
Net income/(loss) attributable to NorthStar Realty Finance Corp. common stockholders	$31,985	$(4,252)	$7,061	$80,382
Effect of dilutive securities:
Income/(loss) allocated to non-controlling interest	2,392	(486)	18	9,915

Dilutive net income/(loss) available to stockholders	$34,377	$(4,738)	$7,079	$90,297

Basic Earnings:
Shares available to common stockholders	76,407	67,354	76,579	65,964
Effect of dilutive securities:
OP/LTIP units	5,872	7,696	5,727	7,696

Dilutive Shares	82,279	75,050	82,306	73,660

Net income/(loss) per share attributable to Northstar Realty Finance Corp. common stockholders—Basic/Diluted	$0.42	$(0.06)	$0.09	$1.22

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

13. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2010 and December 31, 2009, non-controlling interest related to the aggregate limited partnership units of 5,234,237 and 7,323,310, represented a 6.36% and 8.91% interest in the Operating Partnership, respectively. Income/(loss) allocated to the operating partnership non-controlling interest for the three months ended June 30, 2010 and 2009 was income of $2.4 million and a loss of $0.5 million, respectively. Income/(loss) allocated to the operating partnership non-controlling interest for the six months ended June 30, 2010 and 2009 was immaterial and income of $9.9 million, respectively.

Joint Ventures

        In May 2006, the Company formed NRF Healthcare, LLC with Chain Bridge. On July 9, 2008, NRF Healthcare, LLC sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. In December 2009, the Company completed a membership interest redemption with NRF Healthcare, LLC, NRFC Healthcare Holding Company, LLC, NorthStar Healthcare Investors, Inc., Chain Bridge, Wakefield Capital Management, Midwest Care Holdings LLC, or Midwest Holdings, and certain individuals, pursuant to which NRF Healthcare, LLC redeemed the 5.4% membership interest of Chain Bridge and its affiliates in NRF Healthcare, LLC for $2.0 million and its membership interest in certain assets. As a result of the redemption, the Company holds 100% of the equity interests in NRF Healthcare, LLC, other than the convertible preferred membership interests held by Inland. Accordingly, NRF Healthcare, LLC's financial statements are consolidated into the Company's consolidated financial statements and Inland American's capital is treated as a non-controlling interest. Income allocated to the non-controlling interests for the three months ended June 30, 2010 and 2009 was income of $5.0 million and $2.0 million, respectively. Income allocated to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Non-controlling Interest (Continued)

the non-controlling interests for the six months ended June 30, 2010 and 2009 was income of $6.9 million and $4.4 million, respectively.

        In one of the Company's CDO financings, 16.7% of the equity notes are held by a third party. The equity notes held by the third party are reflected as non-controlling interest in the Company's condensed consolidated financial statements.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2010 and 2009, the Company recorded immaterial amounts of hedge ineffectiveness in earnings.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the remainder of 2010, the Company estimates that an additional $7.0 million will be reclassified as an increase to interest expense.

        The following tables summarize the Company's derivative financial instruments that were designated as cash flow hedges of interest rate risk as December 31, 2009:

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

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet strict hedge accounting requirements. For the three months ended June 30, 2010 and 2009, the Company recorded, in earnings, a mark-to-market unrealized loss of $52.1 million and an unrealized gain of $7.4 million, respectively, for the non-qualifying interest rate swaps. For each of the three months ended June 30, 2010 and 2009, the Company recorded a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded, in earnings, a mark-to-market unrealized loss of $85.9 million and an unrealized gain of $10.4 million, respectively, for the non-qualifying interest rate swaps. For the six months ended June 30, 2010 and 2009, the Company recorded a $2.8 million and a $2.8 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of June 30, 2010 and December 31, 2009:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of June 30, 2010	43	$2,068,151	$(180,475)	0.46% - 7.00%	December 2010 - August 2018
As of December 31, 2009(1)	22	$897,335	$(59,353)	0.34% - 5.63%	May 2010 - June 2018

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of June 30, 2010 and December 31, 2009:

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of June 30, 2010		As of December 31, 2009(1)		As of June 30, 2010		As of December 31, 2009(1)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$—	Derivative liability, at fair value	$(7,691)

Total derivatives designated as hedging instruments		$—		$—		$—		$(7,691)

Derivatives not designated as hedging instruments
Interest rate products	Derivative instrument, at fair value	$35	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$(180,510)	Derivative liability, at fair value	$(59,353)

Total derivatives not designated as hedging instruments		$35		$—		$(180,510)		$(59,353)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the three and six months ended June 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships

	Location of Gain/(loss) recognized in income	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009(1)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009(1)
Interest rate products
Amount of gain or (loss) in OCI on derivative (effective portion)	n/a	$(2,591)	$3,252	$(3,448)	$3,253
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest Expense	$7	$7	$(328)	$14

(1)
The three and six months ended June 30, 2009 does not include gains or loses and amounts reclassified from accumulated OCI into income on the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

Derivatives Not Designated as Hedging Instruments

	Location of Gain/(loss) recognized in income	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009(1)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009(1)
Interest rate products
Amount of gain or (loss) recognized in income	Unrealized gain (loss) on investment and other	$(52,110)	$7,445	$(85,859)	$10,385
Amount of gain or (loss) reclassified from accumulated OCI into income	Unrealized gain (loss) on investment and other	$(1,416)	$(1,405)	$(2,820)	$(2,809)

(1)
The three and six months ended June 30, 2009 does not include gains or loses and amounts reclassified from accumulated OCI into income on the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

        At June 30, 2010, the Company's counterparties hold approximately $27.6 million of cash margin as collateral against its swap contracts.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower or one tenant that generates 10% or more of its total revenue. However, approximately 58.8% and 48.0% of the Company's rental and escalation revenue for the three and six months ended June 30, 2010, respectively, is generated from two tenants in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

        The following table summarizes segment reporting for the three and six months ended June 30, 2010 and 2009:

	Real Estate Debt	Operating Real Estate	Real Estate Securities(1)	Healthcare Real Estate Joint Venture	Corporate Investments and Other(2)	Consolidated Total
Total revenues for the three months ended
June 30, 2010	$23,959	$8,396	$37,574	$25,608	$396	$95,933
June 30, 2009	25,853	10,026	16,356	15,012	(3,142)	64,105
Consolidated net (loss)/income for the three months ended
June 30, 2010	(1,345)	1,398	24,679	339	19,502	44,573
June 30, 2009	944	(1,856)	47,157	(7,846)	(35,930)	2,469
Consolidated net (loss)/income after non-controlling interests and before preferred dividend for the three months ended
June 30, 2010	(1,251)	1,301	20,622	(2,288)	18,832	37,216
June 30, 2009	847	(1,666)	42,321	(9,820)	(30,703)	979
Total revenues for the six months ended
June 30, 2010	45,613	17,714	75,594	37,690	464	177,075
June 30, 2009	54,078	21,184	31,687	28,637	(3,573)	132,013
Consolidated net (loss)/income for the six months ended
June 30, 2010	(33,291)	(1,044)	81,888	257	(23,341)	24,469
June 30, 2009	90,448	(9,477)	70,578	(8,451)	(37,898)	105,200
Consolidated net (loss)/income after non-controlling interests and before preferred dividend for the six months ended
June 30, 2010	(30,420)	(929)	73,529	(5,002)	(19,654)	17,524
June 30, 2009	80,556	(8,453)	63,179	(12,890)	(31,547)	90,845
Total assets as of
June 30, 2010	$1,881,001	$431,622	$1,358,730	$626,891	$98,612	$4,396,856

(1)
Total revenues for the three months ended June 30, 2010 and 2009 excludes $75.1 million and $22.7 million in net realized and unrealized gains, respectively. Total revenues for the six months ended June 30, 2010 and 2009 excludes $74.7 million and $150.2 million in net realized and unrealized gains, respectively.

(2)
Corporate Investments and Other includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

16. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the six months ended June 30, 2010 and 2009 is presented below:

	2010	2009
Consolidation of assets of N-Star I, II, III and V CDO financings	$(812,166)	$—
Consolidation of liabilities of N-Star I, II, III and V CDO financings	628,595	—
Consolidation of non-controlling interest in N-Star I CDO financing	3,216	—
Distribution of operating real estate to non-controlling interest	9,525	—
Assumption of mortgage notes and loans payable to non-controlling interest	(4,734)	—
Deconsolidation of non-controlling interest in NorthStar Income Opportunity REIT I, Inc	(1,815)	—
40% participation interest in the principal proceeds of the German Loan granted to the lender in connection with the repayment and extinguishment of the WA Secured Term Loan	35,287	—
Real estate debt investment pay-down due from servicer	—	32,701
Stock dividend	—	10,646

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

        As of June 30, 2010 and December 31, 2009, cash equivalents, accounts receivable, accounts payable, repurchase agreements with major banks and securities firms and the master repurchase agreement balances reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities and securities sold, not yet purchased are carried on the balance sheet at their estimated fair value.

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated assuming fully extended maturities regardless of if structural or economic tests required to achieve such extended maturities. At June 30, 2010, the fair market value was $1.6 billion with a gross principal amount of $1.9 billion. At December 31, 2009, the fair market value was $1.7 billion with a gross principal amount of $2.0 billion.

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available to estimate their fair value. At June 30, 2010, the fair market value of the 7.25% exchangeable senior notes was $56.6 million, with a carrying amount

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

17. Fair Value of Financial Instruments (Continued)

of $67.2 million and the fair market value of the 11.50% exchangeable senior notes was $51.1 million with a carrying amount of $59.2 million. At December 31, 2009, the fair market value of the 7.25% exchangeable senior notes was $34.8 million with a carrying amount of $67.0 million and the fair market value of the 11.50% exchangeable senior notes was $28.1 million with a carrying amount of $59.0 million.

        For fixed rate mortgage loans payable, the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. At June 30, 2010, the fair market value was $810.7 million with a carrying amount of $794.7 million. At December 31, 2009, the fair market value was $800.1 million with a carrying amount of $795.9 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

18. Commitments and Contingencies

Chatsworth Property

        One of the Company's net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA ("WaMu"). NRFC NNN Holdings, Inc. ("NRFC NNN") and NRFC Sub Investor IV, LLC ("NRFC Sub IV"), which are subsidiaries of the Company, are defendants in a lawsuit (the "Lawsuit") filed by GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender") in the Superior Court of the State of California, County of Los Angeles, relating to a loan on two properties previously owned by NRFC Sub IV that were 100% leased (the "Lease") to Washington Mutual Bank, FA ("WaMu"). The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NRFC NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit has announced her intention to grant the Lender's motion for summary judgment and, accordingly, is expected to enter a judgment against NRFC NNN in the amount of approximately $42 million (the "Judgment"). NRFC NNN intends to vigorously pursue an appeal of the decision. Additionally, prior to pursuing an appeal, NRFC NNN intends to file a motion to vacate the Judgment and enter Judgment for NRFC NNN or, in the alternative, vacate the Judgment and set the matter for trial.

        Pursuant to the guidance Accounting for Contingencies, an estimated loss from a loss contingency shall be accrued by a charge to income if two conditions are met. First, information available prior to the issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that on one or more future events will occur confirming the facts of the loss. Second, the amount of the loss can be reasonably estimated. The Company believes it is not probable that the Lawsuit will result in an unfavorable outcome and, therefore, the Company has not established an accrual relating to the Lawsuit.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

18. Commitments and Contingencies (Continued)

        In connection with filing for an appeal, pursuant to California law NRFC NNN is required to post a bond in an amount equal to one and a half times the amount of the Judgment (the "Bond"). Accordingly, the Company has entered into a standard General Agreement of Indemnity with an issuer of surety bonds (the "Surety Agreement"), which could require the Company to post collateral equal to the amount of the Bond. As part of the Surety Agreement, in connection with the expected issuance of the Bond, the Company has agreed to post cash collateral equal to thirty-eight percent of the amount of the Bond, which is expected to be approximately $25 million.

19. Pro Forma Financial Information

        As discussed in Note 1, the Company acquired the 51% membership interest in Midwest Holdings previously owned by Chain Bridge for $1.0 million in cash. As a result of the acquisition, the Company now holds 100% of the common membership interest in Midwest Holdings and controls all major decisions. Accordingly, the operations of Midwest Holdings, which were previously accounted for under the equity method, are consolidated.

        The pro forma financial information set forth below is based upon the Company's historical condensed consolidated statements of operations for the three months ended June 30, 2009, and the six months ended June 30, 2010 and 2009, adjusted to give effect of this transaction as of January 1, 2009. The acquisition of Midwest Holdings occurred on April 1, 2010. The pro forma information set forth below does not reflect the three months ended June 30, 2010, as the operations of Midwest Holdings for the three months ended June 30, 2010 are included in the Company's consolidated financial statements.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Pro Forma revenues	$70,617	$188,079	$145,331

Pro Forma net income	(3,190)	7,500	82,119

Pro Forma net income per common share—basis/diluted	$(0.05)	$0.10	$1.25

        The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred January 1, 2009, nor does it purport to represent the results of future operations.

20. Subsequent Events

Dividends

        On July 20, 2010, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on August 16, 2010, to the stockholders of record as of the close of business on August 6, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

20. Subsequent Events (Continued)

Securities Fund

        On July 7, 2010, the Securities Fund completed the sale of its remaining investments, which included the sale of the N-Star CDO IX income notes to a wholly owned subsidiary of the Company. A subsidiary of the Company, as general partner of the Securities Fund, is currently in the process of determining the Securities Fund's final net asset value and expects to complete the process of dissolving the Securities Fund during 2010. As a result of the sale of the N-Star CDO IX income notes to a wholly owned subsidiary of the Company, the Company expects to consolidate the assets and liabilities of the CDO at their respective fair market values as of the acquisition date.

CDO Acquisition

        On July 8, 2010, an affiliate of CapitalSource Inc. ("CapitalSource") (i) delegated to an affiliate of the Company collateral management and special servicing rights, and the associated fees, relating to CapitalSource's approximately $1.1 billion collateralized debt obligation consisting primarily of first mortgage loans on commercial real estate (the "CDO") and (ii) sold to the Company the CDO's Class J notes (approximately $50 million current balance), the CDO's Class K notes (approximately $60 million current balance) and the CDO's equity. The total consideration paid in the transaction by the Company was $7 million. As of July 8, 2010, the CDO had approximately $103.4 million cash available for investment. The Company expects to consolidate the assets and liabilities of the CDO at their respective fair market values as of the acquisition date.

NRF Healthcare, LLC

        On July 10, 2010, the Company was notified by Inland American that Inland American desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the 34 property senior housing portfolio by October 9, 2011, then Inland American may undertake a sale process for the portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011, in which case all future net cash flow to the common members of NRF Healthcare, LLC will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. The Company is currently in discussions with Inland American regarding a possible extension of Inland American's membership interest.

Chatsworth Property

        On August 4, 2010, NRFC NNN filed a motion to vacate the Judgment and enter Judgment for NRFC NNN or, in the alternative, vacate the Judgment and set the matter for trial.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward-Looking Statements

        This report contains information that may constitute "forward-looking statements." Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward- looking statements after the date of this report to conform these statements to actual results.

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

Outlook and Recent Trends

        U.S. macroeconomic, financial and real estate sector conditions have remained poor since 2007, when the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets. The resulting virtual shutdown of the credit and equity markets pushed the U.S. economy into recession, with the unemployment rate increasing from a low of 4.4% in 2007 to 9.5% at June 30, 2010. Several major financial institutions failed or had to be rescued in 2008, 140 banks failed in 2009 and 86 banks have failed through June 30, 2010. The U.S. Government responded in early 2009 to deteriorating conditions by creating several programs such as the Troubled Asset Relief Program and the Public-Private Investment Program (TARP and TALF, respectively), designed to create demand for financial instruments and to re-equitize weaker banks. Congress also passed in early 2009 a $787 billion economic stimulus package, and the U.S. Federal Reserve lowered the Fed Funds target rate from over 5% in 2007 to 0-0.25% in 2009 (where it remains as of June 30, 2010) and introduced massive amounts of cash liquidity into the banking system.

        The corporate bond, consumer asset-backed debt and equity markets began to recover during 2009 and continued to improve during the first and second quarters of 2010, although macroeconomic statistics remained weak and the commercial mortgage- backed markets remained virtually closed. Other traditional commercial real estate lenders such as banks and life companies severely curtailed their lending between mid-2007 and 2009, resulting in a severe shortage of debt capital for real estate investors and those needing to refinance maturing loans. Several large commercial banks have begun to rebuild their commercial mortgage lending operations, but new loan volume remains low, and new loans are being offered at leverage levels much lower than were available prior to the recession. The lack of available credit for commercial real estate has generally depressed values and resulted in increasing loan defaults and restructurings throughout the industry. Furthermore, poor economic conditions have generally resulted in declining cash flow from commercial real estate, further depressing values and increasing the difficulty in finding new capital.

        During 2009 the TALF program began providing 85% three and five-year non-recourse financing for the highest rated commercial mortgage-backed securities (CMBS) in order to decrease credit spreads and with the expectation that the subsidized financing would eventually enable the CMBS markets to begin functioning. The program for legacy CMBS securities ended June 30, 2010, and the program for new issue CMBS securities, which was used for only one transaction, were modestly successful in reducing yields on the highest rated securities. During the first six months of 2010, the first multi-borrower CMBS securitizations since mid-2008 were completed, but the underlying first mortgage collateral represented very low leverage levels relative to loans underwritten before the financial crisis. The new issue market will have to grow dramatically and investors will have to become more risk tolerant in order to meet the needs of a majority of borrowers who have pre-existing loans on their properties.

        Despite these conditions, REITs have collectively raised nearly $52 billion of debt and equity capital, and the Morgan Stanley REIT Index returned approximately 28.6% for 2009 and approximately 5.7% year-to-date through June 30, 2010. In addition, three newly-formed REITs with a real estate debt focus raised approximately $1.5 billion of capital in 2009, but no new commercial mortgage REITs have gone public during the first six months of 2010. Notwithstanding the ability of the public REIT market to raise capital, this market is very small relative to the size of the estimated $1.5 trillion commercial real estate finance market. More recently, U.S. economic conditions appear to be improving (based on GDP growth), however, the unemployment rate remains high indicating a low rate of business expansion, which drives commercial real estate cash flows. Commercial real estate tends to lag economic recoveries and we expect commercial real estate fundamentals to continue to deteriorate through 2010.

  Commercial Real Estate Macroeconomic Conditions

        Virtually all commercial real estate property types have been adversely impacted by this prolonged economic recession and liquidity crisis, including hotel, retail, office, industrial and multi-family properties. Land, condominium and other commercial property types have also been severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Business and retailer failures increased during 2009 and into 2010 and are expected to negatively impact occupancy rates in the future. Our credit loss provisioning levels for 2009 and the first six months of 2010 were higher than in the past due to the impact of these conditions. The degree to which commercial real estate values are impacted by weaker economic conditions and the level of credit losses in our asset base will be determined primarily by the length that such conditions persist, the scarcity and cost of new debt capital, the absolute level of one-month LIBOR and the severity of the economic contraction, among other things.

        Most of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of June 30, 2010, is 0.35%, well below its 3.35% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which have partially offset decreasing cash flows caused by the economic recession, and extended the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property, although the availability and cost of debt capital appears to have a much more significant impact on property values. Currently, a lack of readily available financing, economic uncertainty and higher returning alternative investment opportunities have increased investor return expectations resulting in much higher risk premiums and, despite the lower interest rate, lower valuations for commercial real estate properties. The conditions are adversely impacting the performance of our real estate loans and securities and the related collateral properties. The deep economic recession combined with a crippled banking sector has resulted in weakening cash flows from collateral properties and extreme difficulties in obtaining repayments at maturity.

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

  Our Strategy

        We responded to these difficult conditions by decreasing investment activity and aggressively raising corporate capital when we observed deteriorating market conditions. We expect credit to continue to be challenging through 2010 and we continue to focus our company resources on portfolio management activities to preserve our invested capital and liquidity. We anticipate that most of our investment activity and uses of available unrestricted cash liquidity for the foreseeable future will be focused on discounted repurchases of our previously issued debt securities which generally have been available in the market at very attractive prices and for growth in our asset management portfolio.

        The relative lack of supply and high demand for capital is allowing investors with cash to make investments with very attractive returns compared to historical levels. For this reason, we are working to raise equity capital through alternative channels, especially in the nonlisted REIT market. We have filed a registration statement on Form S-11 for NorthStar Real Estate Income Trust, Inc., a commercial finance REIT that will be managed by us and will not be listed on a major exchange, and we built NRF Capital Markets, our wholesale broker dealer, to distribute the equity for this new REIT and other non-listed REITs sponsored by us. We are also raising equity under an SEC Regulation D exemption for NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT also managed by us. We expect to use our broad commercial real estate investment and management platform to operate these companies and to earn management fees in return for our services, and the non-traded REIT efforts reflect our strategy of accessing alternative sources of equity capital, leveraging our existing platform to generate fee revenues and to become less reliant on the public markets to grow our business.

  Our Financing Structures

        On June 30, 2010, we fully repaid and extinguished, at a discount to the outstanding principal amount, our WA Secured Term Loan, which was fully recourse to us, having an outstanding principal balance of approximately $304.0 million and secured by assets having an aggregate unpaid principal balance of approximately $448.6 at the time of the payoff. We paid approximately $208.0 million of cash and granted the lender a 40% participation interest in the principal proceeds of the German Loan. Additionally, the lender agreed to use commercially reasonable efforts to provide us and/or our affiliates with a new credit facility which is expected to have a minimum availability of $200.0 million.

        As of June 30, 2010, approximately $3.9 billion of our collateralized debt obligations permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. Approximately $406.9 million of our funded loan commitments have their initial maturity date during the remainder of 2010; however, most of the loans contain extension options of at least one year (many subject to performance criteria). We also expect that a majority of the $245.5 million of loans having final maturities during the remainder of 2010 will have their maturities extended beyond 2010 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital. It is therefore difficult to estimate how much capital, if any, will be generated in our CDO financings from loan repayments during the remainder of 2010.

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

        We believe that liquidity will eventually return more broadly to the commercial real estate finance markets and corporate debt capital is currently available to the stronger equity REITs. Three single-borrower CMBS transactions were completed in the fourth quarter of 2009 and, more importantly, $1.7 billion in multi-borrower CMBS transactions have been completed during the first six months of 2010, the first since mid-2008. Other sources of capital could include term loans from financial institutions and life insurance companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets. We also believe that the CMBS markets will eventually heal and once again become an important source of secured, non-recourse debt capital for commercial real estate.

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

        At June 30, 2010, our loan portfolio had the following credit statistics (in thousands):

Non-Performing Loans(1)	Number of Loans	Aggregate Balance	Reserves	Aggregate Net Balance	Collateral Types and Locations (% by loan balance)
First mortgages	1	$21,373	$10,600	$10,773	100% land located in New York, NY
Junior participations in first mortgages	1	28,460	28,460	0	100% land located in Orlando, FL

Total	2	49,833	39,060	10,773
Performing loans with loan loss reserves
First mortgages(2)	5	180,580	42,430	138,151	43% office located in Austin, TX, San Jose & Livermore, CA, 4% land located in Livermore, CA, 2% retail located in Pleasant Hill, IA and 51% retail / entertainment located in East Rutherford, NJ.
Junior participations in first mortgages	2	45,631	18,400	27,231	73% land located in Las Vegas, NV and 27% office located in Chappaqua, NY.
Mezzanine	3	69,975	36,054	33,921	50% retail located in Phoenix, AZ, 34% multi-family located in Ventura, CA and 16% hotel located throughout the USA.

Total	10	296,186	96,884	199,303

Total NPLs and performing loans with loan loss reserves	12	$346,019	$135,944	$210,075

(1)
A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default.

(2)
Includes a first mortgage and mezzanine loan held by NorthStar, having a combined $33 million outstanding balance and having the same collateral base, considered a single first mortgage for purposes of this table.

        At June 30, 2010, our loan portfolio principal and interest aging is as follows (inclusive of our non-performing loans) (in thousands):

1 - 90 Days	90+ Days
$75	$49,849

        For the three months ended June 30, 2010, we recorded a $56.9 million credit loss provision relating to eight loans which included $8.4 million in provisions for two loans sold during the period. For the six months ended June 30, 2010, we recorded a $93.3 million credit loss provision relating to 12 loans which included $14.6 million in provisions for two loans sold during the period, net of a $0.8 million credit for a loan sold with a fair market value in excess of its carrying amount. In March 2010, we foreclosed on a $15.0 million defaulted first mortgage loan backed by hotel collateral located in Phoenix, AZ and we simultaneously sold the hotel for approximately $9.6 million. In prior periods we had recorded $5.0 million of credit loss reserves for this asset and it was a NPL at December 31, 2009. In April 2010, we sold a $13.9 million first mortgage loan backed by land collateral located in New York, NY for approximately $8.5 million. The mortgage was a NPL and in prior periods we had recorded a net $5.5 million of loan loss reserves for this asset. In April 2010, we also sold a $39.1 million mezzanine loan backed by a portfolio of hotel properties for approximately $32.1 million.

We had recorded $7.0 million of loan loss reserves for this asset during the first quarter. In April 2010, we also foreclosed on an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA. We had in prior periods recorded $8.8 million of loan loss reserves for this asset and took a $1.2 million impairment charge during the second quarter related to the foreclosed real estate. In June 2010, we sold a $40.0 first mortgage loan backed by hotel collateral located in New York, NY for approximately $32.0 million. We recorded an $8.1 million credit loss provision for this asset.

        As of June 30, 2010, loan loss reserves totaled $135.9 million and related to 11 loans having an aggregate $346.0 million book value (exclusive of the related reserve).

        Activity in the allowance for credit losses on real estate debt investments for the six months ended June 30, 2010, is as follows:

Credit Loss Reserve
Balance at December 31, 2009	$77,400
Provision for credit losses	93,257
Write-offs	(34,713)

Balance at June 30, 2010	$135,944

        At June 30, 2010, we had two loans totaling $49.9 million on non-performing status due to maturity defaults, and $39.1 million of our credit loss reserves were allocated to these loans. First mortgages represent approximately 42.9% of the book value of these loans (exclusive of reserves), and 57.1% of the loans are backed by land collateral. There can be no assurance that there will be acceptable outcomes under our non-performing loans and accordingly, we may determine that more reserves are required for these loans.

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

        For the six months ended June 30, 2010, we modified the contractual interest rates of loans as part of restructuring or extension negotiations and, in some cases, we discontinued the recognition of income for interest accrual rates in excess of the stated cash pay rates. In the aggregate, these changes, as well as loans which were non-performing during the quarter, resulted in an approximate $6.1 million reduction to interest income for the six months ended June 30, 2010, respectively, ($11.3 million on an annualized basis).

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

  East Rutherford, NJ Retail Construction First Mortgage Loan

        We own a $92.5 million pari passu participation in a $498.6 million first mortgage that is secured by a retail/entertainment complex located in East Rutherford, NJ (the "NJ Loan"). The NJ Loan was most recently modified as of March 31, 2010, and the maturity date of the NJ Loan was extended to August 9, 2010, to provide the borrower additional time to seek new capital for the project. We do not currently believe that the borrower will be successful in attracting the capital necessary for the project and, accordingly, we believe that the NJ Loan is likely to default in the future. While the lending group may take title to the property and seek to recapitalize the property, if the NJ Loan were to default, we may lose a substantial amount of our investment, which could have a material adverse effect on our business and operations. During the second quarter 2010, we recorded a $23.1 million provision for loan loss related to the NJ Loan.

  German Retail Portfolio Mezzanine Loan Participation

        We own a €72.5 million participation in a mezzanine loan that is collateralized by a German retail portfolio that is net leased to a single tenant (the "Tenant") that has filed for bankruptcy in Germany

(the "German Loan"). There are ongoing negotiations relating to a restructuring of the German Loan, as well as ongoing discussions relating to a potential sale of the Tenant by the German bankruptcy administrator. There can be no assurance that the restructuring will be successful and that the German Loan will not default in the future. There can also be no assurance that the bankruptcy administrator will be successful in selling the Tenant. An unsuccessful sale of the Tenant would result in the Tenant's liquidation and termination of the leases on the retail portfolio that serve as collateral for the German Loan. If the German Loan were to default or the Tenant were liquidated, we may lose all of our investment, which could have a material adverse effect on our business and operations. On June 30, 2010, in connection with the repayment and extinguishment of the WA Secured Term Loan, the lender was granted a 40% participation in the principal proceeds of the German Loan. We recorded a realized loss of approximately $35.3 million in connection with the granting of the 40% participation interest in principal proceeds of the German Loan to the lender.

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

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB) issued guidance requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted by us for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update will be included in the note on fair value measurements upon adoption.

 RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Revenues

  Interest Income

        Interest income for the three months ended June 30, 2010 totaled $60.7 million, representing an increase of $25.0 million, or 70%, compared to $35.7 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, the increase in interest income was primarily attributable to: (i) the addition of $25.5 million in interest income as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO financing's available for sale securities and real estate debt investments; and (ii) the acquisition of higher yielding commercial real estate securities subsequent to June 30, 2009 resulting in $2.0 million of higher interest, partially offset by: (i) a lower average one-month LIBOR of approximately 12 basis points and lower comparable asset balances resulting in a decrease of approximately $2.5 million in interest income.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended June 30, 2010 totaled $0.3 million, representing a decrease of $4.1 million, or 93%, compared to $4.4 million for the three months ended June 30, 2009. As of January 1, 2010, the consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDOs financing the non-investment grade notes are no longer accounted for as available for sale securities, resulting in a decrease in interest income—related parties of $4.1 million.

  Rental and Escalation Income

        Rental and escalation income for the three months ended June 30, 2010 totaled $33.9 million, representing an increase of $12.0 million, or 55%, compared to $21.9 million for the three months ended June 30, 2009. The increase was primarily attributable to an increase of approximately $13.2 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest formerly owned by Chain Bridge and an increase in rental income of approximately $0.2 million related to a new lease on one of our properties. The increase in rental and escalation income was partially offset by a decrease of $1.4 million related to lower rents and remaining vacancy on the lease renewal for the Cincinnati, OH property.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended June 30, 2010 totaled $0.5 million, representing a decrease of approximately $1.3 million, or 72%, compared to $1.8 million for the three months ended June 30, 2009. As of January 1, 2010, the related party advisory and management fee income earned on the N-Star I, N-Star II, N-Star III and N-Star V CDO financings is eliminated as a result of the consolidation of the respective CDO financings. The decrease in advisory and management fee income—related parties is attributable to the elimination of the advisory and management fee income earned on the previously non-consolidated CDO financings.

  Commission Income

        Commission income represents income earned by us for raising equity, through our broker-dealer subsidiary, for the NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT sponsored by us. For the three months ended June 30, 2010, we recorded $0.4 million in commission income related to these capital raising efforts. We had no such commission income for the three months ended June 30, 2009.

  Other Revenue

        Other revenue for the three months ended June 30, 2010 totaled $0.2 million, which was essentially flat as compared to $0.2 million for the three months ended June 30, 2009. Other revenue for three months ended June 30, 2010 consisted primarily of $0.2 million in other fees. Other revenue for three months ended June 30, 2009 consisted primarily of $0.1 million in exit fees and $0.1 million in unused credit line fees.

Expenses

  Interest Expense

        Interest expense for the three months ended June 30, 2010 totaled $35.7 million, representing an increase of $4.8 million, or 16%, compared to $30.9 million for the three months ended June 30, 2009. The increase in interest was primarily the result of: (i) the addition of $4.9 million in interest expense as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO bonds payable; (ii) $2.0 million due to the amortization of deferred financing fees as a result of the June 30, 2010 repayment of the WA Secured Term Loan, (iii) $0.5 million higher interest relating to an increased spread on our amended WA Secured Term Loan; (iv) $0.6 million in higher interest rates and the amortization of deferred financing fees as a result of the June 30, 2010 repayment of the Euro-note; and (v) $0.5 million in additional interest related to the Term Asset-Backed Securities Loan Facility, or TALF program debt. The increase in interest expense was partially offset by; (i) $2.3 million lower interest on our issued CDO notes and trust preferred debt due to lower average LIBOR rates; (ii) $1.3 million lower interest on our 11.50% and 7.25% exchangeable senior notes due to 2009 repurchases; and (iii) $0.1 million lower interest related to the termination of our unsecured revolving credit line.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended June 30, 2010 totaled $10.8 million, representing an increase of $8.1 million, or 300%, compared to $2.7 million for three months ended June 30, 2009. The increase was primarily attributable to an increase of approximately $9.4 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest, formerly owned by Chain Bridge and $0.1 million related to the foreclosure of an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA. The increase in real estate property operating expenses was partially offset by $1.2 million in lower expenses related to a reduced real estate tax assessment and a decrease of $0.1 million related to the first mortgage lender foreclosing on the Chatsworth, CA properties during the third quarter of 2009.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended June 30, 2010 were zero, representing a decrease of $0.8 million, or 100%, compared to $0.8 million for the three months ended June 30, 2009. The decrease was primarily related to the reduced asset management fee rate pursuant to the amended management agreement with Wakefield Capital Management Inc.

  Commission Expense

        Commission expense represents the portion of commission income which is paid to broker dealers with whom we have distribution agreements. For the three months ended June 30, 2010, we recorded $0.3 million in commission expense related to these capital raising efforts. We had no such commission expense for the three months ended June 30, 2009.

  Impairment on Operating Real Estate

        Impairment on operating real estate for the three months ended June 30, 2010 totaled $1.2 million. In April 2010 we foreclosed on an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA and recorded an impairment on the foreclosed asset of approximately $1.2 million. We had no such impairment for the three months ended June 30, 2009.

  Provision for Loan Losses

        Provision for loan losses for the three months ended June 30, 2010 totaled $56.9 million for eight loans and included $8.4 million in provision for two loans sold during the period. The provision for loan losses for the three months ended June 30, 2010 included $31.3 million for first mortgage whole loans, $16.9 million for subordinated mortgage interests and $8.8 million for mezzanine loans. Provision for loan losses for the three months ended June 30, 2009 totaled $17.0 million for eight loans and includes $7.5 million for first mortgage whole loans, $5.0 million for subordinated mortgage interests and $4.5 million for mezzanine loans.$12.0 million for mezzanine loans, $6.5 million for whole loans and $3.0 million for subordinated mortgage interests.

  General and Administrative

        General and administrative expenses for the three months ended June 30, 2010 totaled $20.8 million, representing an increase of $3.8 million, or 22%, compared to $17.0 million for the three months ended June 30, 2009. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended June 30, 2010 totaled $12.3 million, representing an increase of approximately $1.1 million, or 10%, compared to $11.2 million, for the three months ended June 30, 2009. The increase was attributable to a $2.2 million increase related to salaries and accrued cash incentive compensation costs and a $1.1 million decrease related to equity-based compensation. The $2.2 million increase in salaries and accrued compensation was attributable to higher staffing levels in 2010 primarily relating to our broker-dealer subsidiary and internalizing management of our healthcare net lease assets. The $1.1 million decrease in equity-based compensation expense was attributable to a $1.7 million decrease in expense from equity-based awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested. The decrease was partially offset by an additional $0.6 million of equity-based compensation expense related to the long-term incentive component of our incentive compensation plan.

        Auditing and professional fees for the three months ended June 30, 2010 totaled $2.5 million, representing an increase of $0.2 million, or 9%, compared to $2.3 million for the three months ended June 30, 2009. The increase was primarily attributable to approximately a $0.5 million increase in legal fees for general corporate work and portfolio management partially offset by a decrease of $0.3 million related to 2009 lease restructuring expenses in our healthcare portfolio.

        Other general and administrative expenses for the three months ended June 30, 2010 totaled $6.0 million, representing an increase of approximately $2.5 million, or 71%, compared to $3.5 million for the three months ended June 30, 2009. The increase was primarily attributable to costs associated with the acquisition of a new CDO of approximately $0.7 million, legal fees and other costs related to investment initiatives ultimately not consummated of approximately $0.7 million, increased income taxes and other taxes of approximately $0.5 million principally related to our Midwest taxable REIT subsidiary and increased overhead costs of approximately $0.6 million resulting from higher staffing levels during the three months ended June 30, 2010.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended June 30, 2010 totaled $8.4 million, representing a decrease of $8.4 million, or 50%, compared to $16.8 million for the three months ended June 30, 2009. The decrease was primarily related to a decrease of $7.4 million attributable to the 2009 write-off of certain costs associated with the lease restructuring and termination of one of our operators in our healthcare portfolio, a decrease of $0.3 million related to charges associated with the 2009 foreclosure by the first mortgage lender of the Chatsworth, CA property, and a decrease of $0.9 million related to deferred lease costs and tenant improvements in our net lease portfolio being fully amortized. The decrease was partially offset by $0.2 million of expenses related to 2010 new operating real estate improvements.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in earnings (loss) for the three months ended June 30, 2010 was net earnings of $4.9 million, representing an increase of $4.7 million, compared to net earnings of $0.2 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, we recognized equity in earnings of $8.3 million from our corporate lending platform as a result of the joint venture having sold assets with a carrying value of approximately $6.7 million for $15.0 million and $0.2 million in connection with a net lease joint venture. The equity in earnings was partially offset by equity in losses of $3.0 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments), equity in losses of $0.4 million from the LandCap joint venture and an adjustment to equity in losses, from our previously unconsolidated affiliated lessee formed in 2009, of $0.4 million, prior to its consolidation. For the three months ended June 30, 2009, we recognized equity in earnings of $3.4 million on a new joint venture related to the restructured net lease relationship with one of our healthcare operators which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and the unconsolidated affiliate simultaneously entering into a management contract with a third party operator and equity in earnings of $0.1 million in connection with another net lease joint venture. The equity in earnings was partially offset by equity in losses $3.0 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and equity in losses $0.3 million from the LandCap joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $5.8 million for the three months ended June 30, 2010 to a loss of $6.4 million, compared to a loss of $0.6 million for the three months ended June 30, 2009. The unrealized loss on investments and other for the three months ended June 30, 2010 consisted primarily of unrealized mark-to-market adjustment losses of $84.4 million on various issued CDO bonds payable, $53.5 million unrealized losses on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and mark-to-market adjustment losses of $2.7 million on our corporate lending joint venture (which is an equity investment that is marked to market). The unrealized losses were partially offset by unrealized gains of $89.2 million related to mark-to-market adjustments on various available for sale securities and mark-to-market adjustment gains of $45.0 million on liability to subsidiary trusts issuing preferred securities. The unrealized loss on investment for the three months ended June 30, 2009 consisted primarily of unrealized losses related to mark-to-market adjustments of $28.0 million on liability to subsidiary trusts issuing preferred securities and unrealized losses of $4.6 million on our corporate lending joint venture (which is an equity investment that is marked to market). The unrealized losses were partially offset by unrealized gains related to mark-to-market adjustments of $19.5 million on various available for sale securities, unrealized gains of $6.5 million on various N-Star bonds payable and net gains of $6.0 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments.

  Realized Gain on Investments and Other

        The realized gain of $81.6 million for the three months ended June 30, 2010 consisted primarily of a realized gain of approximately $95.9 million on the repayment and extinguishment of our WA Secured Term Loan, net realized gains of approximately $22.8 million on the sale of certain available for sale securities and net realized gains of approximately $0.8 million on the sale of bonds payable. The realized gains were partially offset partially by a realized loss of approximately $35.3 million related to the 40% participation interest in the principal proceeds of the German Loan granted to the lender upon repayment and extinguishment of our WA Secured Term Loan, a net foreign currency translation loss of $2.3 million related to our Euro-denominated investment and a realized loss of approximately $0.3 million on the redemption of available for sale securities. The realized gain on investments and other of $23.3 million for the three months ended June 30, 2009 consisted primarily of net realized gains of $11.9 million on the repurchase of $21.6 million of our 7.25% exchangeable senior notes and net realized gains of $15.5 million on the sale of certain available for sale securities, offset partially by realized losses of $3.8 million related to the discounted payoff of a first mortgage.

  Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In May 2010, we completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City and recorded as held for sale a leasehold interest containing approximately 17,700 square feet of retail and office space also located in New York City. In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina. Accordingly, income of $0.1 million and $0.7 million, respectively, related to the operations of these properties was reclassified to income from discontinued operations for the three months ended June 30, 2010 and 2009.

  Gain on Sale from Discontinued Operations

        In May 2010, we completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City to a private investor group for approximately $3.3 million, representing a gain of approximately $2.5 million.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenues

  Interest Income

        Interest income for the six months ended June 30, 2010 totaled $118.3 million, representing an increase of $45.8 million, or 63%, compared to $72.5 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, the increase in interest income was primarily attributable to: (i) the addition of $49.5 million in interest income as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO financing's available for sale securities and real estate debt investments; and (ii) the acquisition of higher yielding commercial real estate securities subsequent to June 30, 2009 resulting in $1.8 million of higher interest, partially offset by: (i) a lower average one-month LIBOR of approximately 17 basis points and lower comparable asset balances resulting in a decrease of approximately $5.5 million in interest income.

  Interest Income—Related Parties

        Interest income from related parties for the six months ended June 30, 2010 totaled $0.9 million, representing a decrease of $8.1 million, or 90%, compared to $9.0 million for the six months ended June 30, 2009. As of January 1, 2010, the consolidation of the N-Star I, N-Star II, N-Star III and

N-Star V CDOs financing the non-investment grade notes are no longer accounted for as available for sale securities, resulting in a decrease in interest income—related parties of $8.1 million.

  Rental and Escalation Income

        Rental and escalation income for the six months ended June 30, 2010 totaled $55.3 million, representing an increase of $8.6 million, or 18%, compared to $46.7 million for the six months ended June 30, 2009. The increase was primarily attributable to an increase of approximately $11.2 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest formerly owned by Chain Bridge and an increase in rental income of approximately $0.3 million related to a new lease on one of our properties offset partially by decreases of $2.4 million related to lower rents and remaining vacancy on the lease renewal for the Cincinnati, OH property and $0.6 million related to the Chatsworth, CA property lease disaffirmation and foreclosure of the properties by the first mortgage lender in 2009.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the six months ended June 30, 2010 totaled $1.0 million, representing a decrease of approximately $2.5 million, or 71%, compared to $3.5 million for the six months ended June 30, 2009. As of January 1, 2010, the related party advisory and management fee income earned on the N-Star I, N-Star II, N-Star III and N-Star V CDO financings is eliminated as a result of the consolidation of the respective CDO financings. The decrease in advisory and management fee income—related parties is attributable to the elimination of the advisory and management fee income earned on the previously non-consolidated CDO financings.

  Commission Income

        Commission expense represents the portion of commission income which is paid to broker dealers with whom we have distribution agreements. For the six months ended June 30, 2010, we recorded $0.4 million in commission income related to these capital raising efforts. We had no such commission income for the six months ended June 30, 2009.

  Other Revenue

        Other revenue for the six months ended June 30, 2010 totaled $1.2 million, representing an increase of $0.9 million, or 300%, compared to $0.3 million for the six months ended June 30, 2009. Other revenue for six months ended June 30, 2010 consisted primarily of $0.9 million in early redemption fees on available for sale securities and $0.3 million in other fees. Other revenue for six months ended June 30, 2009 consisted primarily of $0.2 million in late fees and $0.1 million in unused credit line fees.

Expenses

  Interest Expense

        Interest expense for the six months ended June 30, 2010 totaled $67.7 million, representing an increase of $3.7 million, or 6%, compared to $64.0 million for the six months ended June 30, 2009. The increase in interest was primarily the result of: (i) the addition of $9.5 million in interest expense as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO bonds payable; (ii) $0.7 million in additional interest related to the Term Asset-Backed Securities Loan Facility, or TALF program debt; (iii) $2.0 million in higher interest rates due to the amortization of deferred financing fees as a result of the June 30, 2010 repayment of the WA Secured Term Loan, (iv) $0.9 million higher interest relating to an increased spread on our amended WA Secured Term Loan; and (v) $0.6 million in higher interest rates and the amortization of deferred financing fees as a result of the June 30, 2010 repayment of the Euro-note. The increase in interest expense was partially offset by; (i) $5.2 million lower interest on our issued CDO notes and trust preferred debt due to lower average LIBOR rates, 2009 debt repurchases and repayments; (ii) $3.6 million lower interest on our 11.50% and 7.25% exchangeable senior notes due to 2009 repurchases; (iii) $0.8 million lower interest as a result of the foreclosure by the first mortgage lender of our Chatsworth, CA properties; and (v) $0.2 million lower interest related to the termination of our unsecured revolving credit line.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for six months ended June 30, 2010 totaled $12.4 million, representing an increase of $7.6 million, or 158%, compared to $4.8 million for six months ended June 30, 2009. The increase was primarily attributable to an increase of approximately $9.4 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest, formerly owned by Chain Bridge and $0.1 million related to the foreclosure of an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA. The increase in real estate property operating expenses was partially offset by $1.4 million in lower expenses related to a reduced real estate tax assessment and a decrease of $0.4 million related to the first mortgage lender foreclosing on the Chatsworth, CA properties in during the third quarter of 2009.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the six months ended June 30, 2010 totaled $0.5 million, representing a decrease of $1.2 million, or 71%, compared to $1.7 million for the six months ended June 30, 2009. The decrease was primarily related to the reduced asset management fee rate of the management agreement with Wakefield Capital Management Inc.

  Commission Expense

        Commission expense represents expenses incurred by us for raising equity, through our broker-dealer subsidiary, for the NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT and for other non-listed REITs sponsored by us. For the six months ended June 30, 2010, we recorded $0.3 million in commission expense related to these capital raising efforts. We had no such commission expense for the three months ended June 30, 2009.

  Impairment on Operating Real Estate

        Impairment on operating real estate for the six months ended June 30, 2010 totaled $1.2 million. In April 2010 we foreclosed on an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA and recorded an impairment on the foreclosed asset of approximately $1.2 million. We had no such impairment for the six months ended June 30, 2009.

  Provision for Loan Losses

        Provision for loan losses for the six months ended June 30, 2010 totaled $93.3 million for 12 loans and included $14.6 million in provision for two loans sold during the period net of a $0.8 million credit for a loan sold with a fair market value in excess of its carrying amount. The provision for loan losses for the six months ended June 30, 2010 included $37.4 million for first mortgage whole loans, $30.8 million for subordinated mortgage interests, $25.9 million for mezzanine loans and a $0.8 million credit for a first mortgage whole loan. Provision for loan losses for the six months ended June 30, 2009 totaled $38.5 million for 13 loans and included $14.0 million for first mortgage whole loans, $8.0 million for subordinated mortgage interests and $16.5 million for mezzanine loans.

  General and Administrative

        General and administrative expenses for the six months ended June 30, 2010 totaled $44.2 million, representing an increase of $9.8 million, or 28%, compared to $34.4 million for the six months ended June 30, 2009. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the six months ended June 30, 2010 totaled $28.8 million, representing an increase of approximately $5.9 million, or 26%, compared to $22.9 million, for the six months ended June 30, 2009. The increase was attributable to a $7.2 million increase related to salaries and accrued cash incentive compensation costs and a $1.3 million decrease related to equity-based compensation. The $7.2 million increase in salaries and accrued compensation was attributable to a one-time expense of $3.5 million relating to the separation and consulting agreement with our former COO and higher staffing levels in 2010 primarily relating to our broker-dealer subsidiary and internalizing management of our healthcare net lease assets. The $1.3 million decrease in equity-based compensation expense was attributable to a $3.2 million decrease in expense from equity-based awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested. The decease was partially offset by an additional $1.0 million of equity-based compensation expense related to the accelerated vesting of equity-based awards in connection with the separation agreement with our former COO and a $0.9 million increase in equity-based compensation expense related to the long-term incentive component of our incentive compensation plan.

        Auditing and professional fees for the six months ended June 30, 2010 totaled $5.5 million, representing an increase of $1.0 million, or 22%, compared to $4.5 million for the six months ended June 30, 2009. The increase was primarily attributable to approximately a $0.8 million increase in legal fees related to our non-listed and private REITs, a $0.2 million increase in legal fees related to the Chatsworth property foreclosure, a $0.5 million increase in fees relating to capital raising, asset sales and membership redemption in our healthcare portfolio and a $0.1 million increase in legal fees for general corporate work, and portfolio management, partially offset by a decrease of $0.6 million related to 2009 lease restructuring expenses in our healthcare portfolio.

        Other general and administrative expenses for the six months ended June 30, 2010 totaled $9.9 million, representing an increase of approximately $2.9 million, or 40%, compared to $7.0 million for the six months ended June 30, 2009. The increase was primarily attributable to costs associated with the acquisition of a new CDO of approximately $0.7 million, legal fees and other costs related to investment initiatives ultimately not consummated of approximately $0.7 million, increased income and other taxes of approximately $0.6 million principally related to our Midwest taxable REIT subsidiary and increased overhead costs of approximately $0.9 million resulting from higher staffing levels during the six months ended June 30, 2010.

  Depreciation and Amortization

        Depreciation and amortization expense for the six months ended June 30, 2010 totaled $16.8 million, representing a decrease of $14.2 million, or 46%, compared to $31.0 million for the six months ended June 30, 2009. The decrease was primarily related to a decrease of $7.7 million attributable to the 2009 write-off of certain costs associated with the lease restructuring and termination of one of our operators in our healthcare portfolio, a decrease of $5.7 million related to charges associated with the 2009 foreclosure by the first mortgage lender of the Chatsworth, CA property, and a decrease of $1.1 million related to deferred lease costs and tenant improvements in our net lease portfolio being fully amortized. The decrease was partially offset by $0.1 million of expenses related to 2010 new operating real estate improvements.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in earnings (loss) for the six months ended June 30, 2010 was net earnings of $6.3 million, representing an increase of $10.6 million, compared to a loss of $4.3 million for the six months ended

June 30, 2009. For the six months ended June 30, 2010, we recognized equity in earnings of $8.3 million from our corporate lending platform as a result of the joint venture having sold assets with a carrying value of approximately $6.7 million for $15.0 million, $2.0 million from our previously unconsolidated affiliated lessee formed in 2009, resulting from the termination of a lease to a third party in our healthcare real estate portfolio and $0.3 million in connection with a net lease joint venture. The equity in earnings was partially offset by equity in losses of $3.9 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $0.8 million from the LandCap joint venture. For the six months ended June 30, 2009, we recognized equity in losses of $2.7 million from the LandCap joint venture and equity in losses of $5.2 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments). The losses were partially offset by equity in earnings of $3.4 million on our new joint venture related to the restructured net lease relationship with one of our healthcare operators which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and the unconsolidated affiliate simultaneously entering into a management contract with a third party operator and $0.2 million in connection with a net lease joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $98.2 million for the six months ended June 30, 2010 to a loss of $8.2 million, compared to a gain of $90.0 million for the six months ended June 30, 2009. The unrealized loss on investments and other for the six months ended June 30, 2010 consisted primarily of unrealized mark-to-market adjustment losses of $126.1 million on various issued CDO bonds payable and $88.7 million of unrealized losses on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments. The unrealized losses were partially offset by unrealized gains of $185.5 million related to mark-to-market adjustments on various available for sale securities and mark-to-market adjustment gains of $21.1 million on liability to subsidiary trusts issuing preferred securities. The unrealized gain on investments for the six months ended June 30, 2009 consisted primarily of unrealized gains related to mark-to-market adjustments of $142.1 million on various N-Star bonds payable and unrealized net gains of $7.6 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments. The unrealized gains were partially offset by unrealized losses related to mark-to-market adjustments of $29.9 million on our corporate lending joint venture (which is an equity investment that is marked to market), unrealized losses of $26.1 million on liability to subsidiary trusts issuing preferred securities and unrealized losses of $3.6 million on various available for sale securities.

  Realized Gain on Investments and Other

        The realized gain of $83.0 million for the six months ended June 30, 2010 consisted primarily of a realized gain of approximately $95.9 million on the repayment and extinguishment of our WA Secured Term Loan, net realized gains of approximately $26.0 million on the sale of certain available for sale securities and net realized gains of approximately $0.8 million on the sale of bonds payable. The realized gains were partially offset by a realized loss of approximately $35.3 million related to the 40% participation interest in the principal proceeds of the German Loan granted to the lender upon repayment and extinguishment of our WA Secured Term Loan, a net foreign currency translation loss of $3.4 million related to our Euro-denominated investment, a realized loss of approximately $0.8 million on the redemption of available for sale securities and a $0.3 million realized loss on the termination of an interest rate swap. The realized gain on investments and other of $60.2 million for the six months ended June 30, 2009, was attributable to net realized gains of $46.2 million on the repurchase of $82.6 million of our 7.25% exchangeable senior notes and net realized gains of $17.8 million on the sale of certain available for sale securities, offset partially by realized losses of $3.8 million related to the discounted payoff of a first mortgage and a foreign currency translation gain of $0.2 million related to our Euro-denominated investment.

  Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In May 2010, we completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City and recorded as held for sale a leasehold interest containing approximately 17,700 square feet of retail and office space also located in New York City. In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina. Accordingly, income of $0.2 million and $1.5 million, respectively, related to the operations of these properties was reclassified to income from discontinued operations for the six months ended June 30, 2010 and 2009.

  Gain on Sale from Discontinued Operations

        In May 2010, we completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City to a private investor group for approximately $3.3 million, representing a gain of approximately $2.5 million.

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

        Our total available liquidity at June 30, 2010 was approximately $119.8 million, including $109.1 million of unrestricted cash and cash equivalents and $10.7 million of uninvested and available funds in our CDO financings, which is available only for reinvestment within the CDO structures. On June 30, 2010, we fully repaid and extinguished, at a discount to the outstanding principal amount, our WA Secured Term Loan, which was fully recourse to us, having an outstanding principal balance of approximately $304.0 million and secured by assets having an aggregate unpaid principal balance of approximately $458.6 at the time of the payoff. We paid approximately $208.0 million of cash and granted the lender a 40% participation interest in the principal proceeds of the German Loan owned by us that is collateralized by a German retail portfolio. Additionally, the lender agreed to use commercially reasonable efforts to provide us and/or our affiliates with a new credit facility which is expected to have a minimum availability of $200.0 million.

        As set forth in our periodic reports filed with the Securities and Exchange Commission, NRFC NNN Holdings, Inc. ("NRFC NNN") and NRFC Sub Investor IV, LLC ("NRFC Sub IV"), which are subsidiaries of ours, are defendants in a lawsuit (the "Lawsuit") filed by GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender") in the Superior Court of the State of California, County of Los Angeles, relating to a loan on two properties previously owned by NRFC Sub IV that were 100% leased (the "Lease") to Washington Mutual Bank, FA ("WaMu"). The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NRFC NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit has announced her intention to grant the Lender's motion for summary judgment and, accordingly, is expected to enter a judgment against NRFC NNN in the amount of approximately $42 million (the "Judgment"). NRFC NNN continues to believe that this case is without merit and intends to vigorously pursue an appeal of the decision. Additionally, NRFC NNN filed a motion to vacate the Judgment and enter Judgment for

NRFC NNN or, in the alternative, vacate the Judgment and set the matter for trial. In connection with such appeal, pursuant to California law NRFC NNN is required to post a bond in an amount equal to one and a half times the amount of the Judgment (the "Bond"). Accordingly, we have entered into a standard General Agreement of Indemnity with an issuer of surety bonds (the "Surety Agreement"), which could require us to post collateral equal to the amount of the Bond. As part of the Surety Agreement, in connection with the expected issuance of the Bond, we have agreed to post cash collateral equal to thirty-eight percent of the amount of the Bond, which is expected to be approximately $25 million.

        On July 10, 2010, we were notified by Inland American that Inland American desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the 34 property senior housing portfolio by October 9, 2011, then Inland American may undertake a sale process for the portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011, in which case all future net cash flow to the common members of NRF Healthcare, LLC will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. We are currently in discussions with Inland American regarding a possible extension of Inland American's membership interest.

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

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our CDO financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. The reinvestment periods, which allow us to reinvest principal payments on the underlying assets into qualifying replacement collateral and is instrumental in maintaining OC and IC ratios, for our N-Star CDO I, II and III have expired, and, for our N-Star CDO IV, N-Star CDO V, N-Star CDO VI, N-Star CDO VII, N-Star CDO VIII and N-Star CDO IX will expire in July 2010, September 2010, June 2011, June 2011, February 2012 and June 2012, respectively. Since we are or will be unable to reinvest principal in these CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO. Following the conclusion of the reinvestment period in these CDOs, our ability to maintain the OC and IC ratios will be negatively impacted. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our CDO financings in order to preserve cash flow. As of June 30, 2010, we were in compliance with all of the OC and IC tests in our CDO financings. We expect that very weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in 2010 and in the future.

        The following is a summary of our CDO cash distribution and coverage tests as of June 30, 2010:

		Cash Distributions(1)	Quarterly Interest Coverage Cushion(2)	Overcollateralization Cushion
	Primary Collateral Type	Quarter Ended June 30, 2010	June 30, 2010	June 30, 2010	At Offering
N-Star I(3)	CMBS	$314	$129	$4,377	$8,687
N-Star II	CMBS	20	137	82	10,944
N-Star III	CMBS	2,123	1,644	34,430	13,610
N-Star IV	Loans	2,006	2,828	91,339	19,808
N-Star V	CMBS	1,636	2,374	40,232	12,940
N-Star VI	Loans	708	3,684	49,496	17,412
N-Star VII	CMBS	2,200	1,513	29,300	13,966
N-Star VIII	Loans	3,659	5,803	130,421	42,193
N-Star IX(4)	CMBS	1,776	1,538	64,589	24,516

Table shows cash distributions to the retained income notes. Interest coverage and overcollateralization coverage to the most constrained class.

(1)
Cash distributions are exclusive of senior management fees which are not subject to the coverage tests.

(2)
Quarterly interest cushion and overcollateralization cushion from remittance report issued on date nearest to June 30, 2010, with the exception of CDOs IV, VI, and VIII which have been updated to reflect material changes to collateral as of June 30, 2010.

(3)
N-Star I equity cash flow represents NorthStar's 83% ownership percentage.

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

        During the three and six months ended June 30, 2010, we did not issue any shares pursuant to our equity distribution agreement with JMP.

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

        During the three months end June 30, 2010, we issued a total of 24,506 common shares pursuant to the Plan for a gross sales price of approximately $0.1 million. During the six months end June 30, 2010, we issued a total of 48,481 common shares pursuant to the Plan for a gross sales price of approximately $0.2 million.

  Mortgage note refinancing

        On March 31, 2010, we closed on a $65.0 million loan with General Electric Capital Corporation. The proceeds were primarily used to refinance $52.0 million of loans maturing in 2010 on nine of our healthcare-related net leased assets. The excess proceeds from the financing will be used for working capital and general corporate purposes. The loan has a five-year term with a one-year interest only period and principal and interest payments thereafter. The interest rate is 90-day LIBOR + 5.95% with a 1% LIBOR floor.

Cash Flows

        The net cash provided by operating activities was $7.9 million for the six months ended June 30, 2010 compared to the net cash flow provided by operating activities of $22.4 million for the six months ended June 30, 2009. The decrease was primarily due to the lower LIBOR rates and lower spreads on our lending assets which decreased interest income generated from our asset base.

        The net cash flow provided by investing activities was $115.9 million for the six months ended June 30, 2010 compared to the net cash used in investing activities of $24.5 million for the six months ended June 30, 2009. The primary source of cash flow provided by investing activities in 2010 was proceeds from the sale of real estate debt investments. The primary uses of cash flow used by investing activities in 2009 were the origination or acquisition of real estate debt investments, and the acquisition of real estate securities.

        The net cash flow used by financing activities was $153.7 million for the six months ended June 30, 2010 compared to cash used by financing activities of $26.4 million of cash used by financing activities for the six months ended June 30, 2009. The primary use of cash flow by financing activities was the WA Secured Term Loan repayment, partially offset by proceeds from the sale of bonds. Net cash flow used in financing activity in 2009 was primarily related to the repurchase of our bonds and repayments on our credit facilities.

Contractual Obligations and Commitments

        As of June 30, 2010, we had the following contractual commitments and commercial obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	After 5 Years
Mortgage notes	$792,095	$3,789	$149,962	$56,042	$582,302
Mezzanine loan payable	2,614	133	656	748	1,077
Exchangeable senior notes(1)	128,915	—	68,165	60,750	—
Bonds payable	3,012,399	—	—	—	3,012,399
Secured term loan	60,304	—	22,199	14,682	23,423
Liability to subsidiary trusts issuing preferred securities	280,133	—	—	—	280,133
Capital leases(2)	11,310	91	364	364	10,491
Operating leases	68,916	2,885	11,433	11,380	43,218
Outstanding unfunded commitments(3)	61,751	47,728	14,024	—	—
Estimated interest payments	550,118	57,486	224,334	177,246	91,051

Total contractual obligations	$4,968,555	$112,112	$491,137	$321,212	$4,044,094

(1)
$68.2 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require us to repurchase the notes on June 15, 2012.

(2)
Includes interest on the capital leases.

(3)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $61.7 million, of which a minimum of $57.6 million will be funded within our existing CDO financings. Fundings are categorized by estimated funding period. Assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining future funding requirements would be approximately $4.1 million over the next two years.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, a minimum level of liquidity and a minimum fixed charge coverage ratio. As of June 30, 2010, we were in compliance with all financial and non-financial covenants in our debt agreements.

Recent Developments

Dividends

        On July 20, 2010, we declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on August 16, 2010 to the stockholders of record as of the close of business on August 6, 2010.

Securities Fund

        On July 7, 2010, the Securities Fund completed the sale of its remaining investments, which included the sale of the N-Star CDO IX income notes to a subsidiary of ours. One of our subsidiaries, as general partner of the Securities Fund, is currently in the process of determining the Securities Fund's final net asset value and expect to complete the process of dissolving the Securities Fund during 2010. As a result of the sale of the N-Star CDO IX income notes to a subsidiary of ours, we expect to consolidate the assets and liabilities of the CDO at their respective fair market values as of the acquisition date.

CDO Acquisition

        On July 8, 2010, an affiliate of CapitalSource Inc. ("CapitalSource") (i) delegated to an affiliate of ours collateral management and special servicing rights, and the associated fees, relating to CapitalSource's approximately $1.1 billion collateralized debt obligation consisting primarily of first mortgage loans on commercial real estate (the "CDO") and (ii) sold to us the CDO's Class J notes (approximately $50 million current balance), the CDO's Class K notes (approximately $60 million current balance) and the CDO's equity. The total consideration paid in the transaction by us was $7 million. As of July 8, 2010, the CDO had approximately $103.4 million cash available for investment. We expect to consolidate the assets and liabilities of the CDO at their respective fair market values as of the acquisition date.

NRF Healthcare, LLC

        On July 10, 2010, we were notified by Inland American that Inland American desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the 34 property senior housing portfolio by October 9, 2011, then Inland American may undertake a sale process for the portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011, in which case all future net cash flow to the common members of NRF Healthcare, LLC will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. We are currently in discussions with Inland American regarding a possible extension of Inland American's membership interest.

Chatsworth Property

        On August 4, 2010, NRFC NNN filed a motion to vacate the Judgment and enter Judgment for NRFC NNN or, in the alternative, vacate the Judgment and set the matter for trial.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Funds from Operations:
Income from continuing operations	$41,922	$1,742	$21,758	$103,718
Non-controlling interest in joint ventures	(4,965)	(1,976)	(6,927)	(4,440)

Consolidated net Income/(loss) before non-controlling interest in operating partnership	36,957	(234)	14,831	99,278
Adjustments:
Preferred stock dividends	(5,231)	(5,231)	(10,463)	(10,463)
Depreciation and amortization	8,351	16,779	16,760	30,990
Funds from discontinued operations	135	1,330	318	2,688
Real estate depreciation and amortization—unconsolidated ventures	237	247	474	494

Funds from Operations	$40,449	$12,891	$21,920	$122,987

Adjusted Funds from Operations:
Funds from Operations	$40,449	$12,891	$21,920	$122,987
Straight-line rental income, net	(361)	(699)	(907)	(1,171)
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(19)	(25)	(45)	(57)
Amortization of equity-based compensation	4,181	5,320	9,239	10,464
Amortization of above/below market leases	(214)	163	(478)	(162)
Unrealized (gains)/losses from mark-to-market adjustments	(12,926)	(3,847)	(33,777)	(98,410)
Unrealized (gains)/losses from mark-to-market adjustments, unconsolidated ventures	2,731	5,728	3,357	8,493

Adjusted Funds from Operations	$33,841	$19,531	$(691)	$42,144

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

 Return on Average Common Book Equity
(including and excluding G&A and one-time items)
(dollars in thousands)

		Three Months Ended June 30, 2010	Annualized June 30, 2010		Year Ended December 31, 2009
Adjusted Funds from Operations (AFFO)		$33,841	$135,364	[A]	$82,545
Plus: General & Administrative Expenses		20,760			70,542
Less: Equity-Based Compensation included in G&A		4,181			20,474
Less: Bad debt expense included in G&A		—			1,554

AFFO, excluding G&A		50,420	201,680	[B]	131,059
Average Common Book Equity & Operating Partnership Non-Controlling Interest(1)	[C]	$1,280,959			$1,194,310
Return on Average Common Book Equity (including G&A)	[A]/[C]	10.6%			6.9%
Return on Average Common Book Equity (excluding G&A)	[B]/[C]	15.7%			11.0%

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of June 30, 2010, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $22.6 million offset by an increase in our interest expense of approximately $11.1 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. At June 30, 2010, our counterparties hold approximately $27.6 million of cash margin as collateral against our swap contracts.

        In January 2008, we elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. As a result, the changes in fair value of these financial instruments are now recorded in earnings and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended June 30, 2010 and 2009, we recorded, in earnings, a mark-to-market unrealized loss of $52.1million and an unrealized gain of $7.4 million, respectively, for the non-qualifying interest rate swaps. For each of the three months ended June 30, 2010 and 2009, we recorded a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps. For the six months ended June 30, 2010 and 2009, we recorded, in earnings, a mark-to-market unrealized loss of $85.9 million and an unrealized gain of $10.4 million, respectively, for the non-qualifying interest rate swaps. For the six months ended June 30, 2010 and 2009, we recorded a $2.8 million and a $2.8 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize our derivative financial instruments that were designated as cash flow hedges of interest rate risk as of December 31, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2009	10	$90,749	$(7,691)	4.18% - 5.08%	March 2010 - August 2018

        The following tables summarize our derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of June 30, 2010 and December 31, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of June 30, 2010	43	$2,068,151	$(180,475)	0.46% - 7.00%	December 2010 - August 2018
As of December 31, 2009(1)	22	$897,335	$(59,353)	0.34% - 5.63%	May 2010 - June 2018

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
10.15
Indenture dated as of June 18, 2007, between NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
10.16
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
10.20
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
10.21
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)
10.22
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.23
NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.24		Form of Award Agreement (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on September 11, 2009)
10.25
Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.26
Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.27
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
10.29	*
Letter Agreement, dated June 30, 2010, by Wells Fargo Bank, National Association and Wells Fargo Bank, N.A., London Branch (as successor-by-merger to Wachovia Bank, N.A. (London Branch)), as acknowledged and agreed by NorthStar Realty Finance Corp. and certain of its Affiliates and Subsidiaries

Exhibit Number		Description of Exhibit
10.30	*	Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*
Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*
Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.
Date: August 5, 2010	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer