Form 10-Q
period 2010-09-30
NORTHSTAR REALTY
filed 2010-11-04
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

        The Company has one class of common stock, par value $0.01 per share, 77,161,882 shares outstanding as of November 3, 2010.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2010

i

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS:
Cash and cash equivalents	$135,200	$138,928
Restricted cash (includes $377,260 and $74,453 from consolidated VIEs, respectively)	431,139	129,180
Operating real estate, net	957,416	978,902
Available for sale securities, at fair value (includes $1,504,382 and $283,184 from consolidated VIEs, respectively)	1,525,303	336,220
Real estate debt investments, net (includes $1,687,009 and $1,356,038 from consolidated VIEs, respectively)	1,841,416	1,936,482
Real estate debt investments, held-for-sale (includes $37,821 and $—from consolidated VIEs, respectively)	37,821	611
Investments in and advances to unconsolidated ventures	98,641	38,299
Receivables, net of allowance of $781 in 2010 and $1,349 in 2009 (includes net $27,382 and $7,421 from consolidated VIEs, respectively)	32,083	17,912
Unbilled rents receivable	10,211	10,206
Derivative instruments, at fair value (includes $29 and $—from consolidated VIEs, respectively)	29	—
Deferred costs and intangible assets, net	57,231	57,551
Assets of properties held for sale (includes $5,683 and $—from consolidated VIEs, respectively)	5,683	—
Other assets (includes $2,923 and $2,888 from consolidated VIEs, respectively)	27,172	25,273

Total assets	$5,159,345	$3,669,564

LIABILITIES:
Mortgage notes and loans payable	804,835	795,915
Exchangeable senior notes	126,655	125,992
Bonds payable, at fair value (includes $1,963,042 and $584,615 from consolidated VIEs, respectively)	1,963,042	584,615
Secured term loans	36,881	368,865
Liability to subsidiary trusts issuing preferred securities, at fair value	170,629	167,035
Obligations under capital leases	1,818	3,527
Accounts payable and accrued expenses (includes $20,460 and $1,631 from consolidated VIEs, respectively)	53,160	30,071
Escrow deposits payable (includes $71,220 and $28,608 from consolidated VIEs, respectively)	71,705	39,461
Derivative liability, at fair value (includes $218,968 and $46,187 from consolidated VIEs, respectively)	256,952	67,044
Liabilities of properties held for sale (includes $153 and $—from consolidated VIEs, respectively)	153	—
Other liabilities (includes $8,609 and $358 from consolidated VIEs, respectively)	28,904	28,399

Total liabilities	3,514,734	2,210,924
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 77,161,103 and 74,882,600 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	772	749
Additional paid-in capital	699,221	662,805
Retained earnings	572,665	460,915
Accumulated other comprehensive loss	(50,350)	(92,670)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,463,680	1,273,171
Non-controlling interest	180,931	185,469

Total equity	1,644,611	1,458,640

Total liabilities and stockholders' equity	$5,159,345	$3,669,564

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues and other income:
Interest income	$88,791	$34,305	$207,087	$106,836
Interest income—related parties	112	4,179	1,033	13,129
Rental and escalation income	34,252	25,753	89,980	72,904
Advisory and management fee income—related parties	684	1,924	1,666	5,423
Commission income	1,861	—	2,233	—
Other revenue	1,093	206	2,340	552

Total revenues	126,793	66,367	304,339	198,844
Expenses:
Interest expense	32,233	28,360	100,054	92,448
Real estate properties—operating expenses	12,421	4,212	24,950	9,086
Asset management fees—related parties	—	841	466	2,536
Commission expense	1,399	—	1,677	—
Impairment on operating real estate	—	—	1,180	—
Provision for loan losses	42,877	24,229	136,134	62,691
General and administrative:
Salaries and equity-based compensation(1)	11,863	10,960	40,708	33,805
Auditing and professional fees	3,831	1,914	9,299	6,440
Other general and administrative	4,277	2,748	14,239	9,778

Total general and administrative	19,971	15,622	64,246	50,023
Depreciation and amortization	8,621	3,148	25,467	34,217

Total expenses	117,522	76,412	354,174	251,001
Income/(loss) from operations	9,271	(10,045)	(49,835)	(52,157)
Equity in earnings/(loss) of unconsolidated ventures	(60)	2,737	6,155	(1,522)
Unrealized (loss)/gain on investments and other	(198,168)	(88,336)	(206,408)	1,709
Realized gain on investments and other	26,795	29,215	109,766	89,411
Gain from acquisitions	15,363	—	15,363	—

(Loss)/Income from continuing operations before extraordinary item	(146,799)	(66,429)	(124,959)	37,441
(Loss)/Income from discontinued operations	(49)	656	52	1,986
Gain on sale from discontinued operations	—	—	2,528	—

Consolidated net (loss)/income	(146,848)	(65,773)	(122,379)	39,427
Less: net (loss)/income attributable to the non-controlling interests	7,963	4,539	1,018	(9,816)
Preferred stock dividends	(5,231)	(5,231)	(15,694)	(15,694)

Net (loss)/income attributable to NorthStar Realty Finance Corp. common stockholders	$(144,116)	$(66,465)	$(137,055)	$13,917

Net (loss)/income per share from continuing operations (basic/diluted)	(1.87)	(0.96)	(1.83)	0.19
Income per share from discontinued operations (basic/diluted)	—	0.01	—	0.03
Gain per share on sale of discontinued operations (basic/diluted)	—	—	0.03	—

Net (loss)/income per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(1.87)	$(0.95)	$(1.80)	$0.21

Weighted average number of shares of common stock:
Basic	77,139,868	69,896,439	76,211,705	67,445,995
Diluted	82,364,109	77,356,187	82,287,543	74,905,800

(1)
The three months ended September 30, 2010 and 2009 include $3,894 and $5,007 respectively, of equity-based compensation expense. The nine months ended September 30, 2010 and 2009 include $13,133 and $15,471 respectively, of equity-based compensation expense. The nine months ended September 30, 2010 includes $3,583 of cash compensation expense and $1,014 of equity based compensation expense relating to a separation and consulting agreement with a former executive.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands)
(Unaudited)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders Equity	Non-controlling Interests	Total Stockholders Equity
Balance at December 31, 2008	$100	62,907	$634	$861,300	(1,384)	$(94,343)	$648,860	$1,415,167	$198,593	$1,613,760
Equity component of exchangeable senior notes	—	—	—	(4,321)	—	—	—	(4,321)	—	(4,321)
Equity component of warrants	—	—	—	117	—	—	—	117	—	117
Dividend reinvestment and stock purchase plan	—	80	1	276	—	—	—	277	—	277
Proceeds from equity distribution agreement	—	7,327	69	23,995	1,384	—	—	25,448	—	25,448
Stock awards/LTIP awards		94	1	300	—	—	—	301	20,172	20,473
Restricted share grant	—	15	—	1	—	—	—	1	—	1
Comprehensive loss	—	—	—	—	—	1,673	—	1,673	199	1,872
Conversion of OP/LTIP units	—	744	7	12,013	—	—	—	12,020	(12,020)	—
Stock dividends	—	3,716	37	10,610	—	—	(9,607)	1,040	(1,040)	—
Cash dividends on common stock	—	—	—	—	—	—	(27,133)	(27,133)	(15,957)	(43,090)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Redemption of membership interest	—	—	—	(214)	—	—	—	(214)	—	(214)
Equity in private fund									1,815	1,815
Net (loss)	—	—	—	—	—	—	(130,280)	(130,280)	(6,293)	(136,573)

Balance at December 31, 2009	$100	74,883	$749	$904,077	$—	$(92,670)	$460,915	$1,273,171	$185,469	$1,458,640

VIE consolidation begining balance adjustments	—	—	—	—	—	41,332	110,746	152,078	31,518	183,596
Acquisition of N-STAR CDO IX	—	—	—	—	—	—	160,826	160,826	—	160,826
Amortization of deferred compensation	—	—	—	20	—	—	—	20	12,814	12,834
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	—	5,267	5,267
Dividend reinvestment and stock purchase plan	—	72	—	199	—	—	—	199	—	199
Stock awards/LTIP awards	—	99	1	299	—	—	—	300	—	300
Equity component of warrants	—	—	—	60	—	—	—	60	—	60
Comprehensive loss	—	—	—	—	—	988	—	988	121	1,109
Conversion of OP/LTIP units	—	2,107	21	37,646	—	—	—	37,667	(37,667)	—
Cash dividends on common stock	—	—	—	—	—	—	(22,767)	(22,767)	(7,683)	(30,450)
Cash dividends on preferred stock	—	—	—	—	—	—	(15,694)	(15,694)	(7,875)	(23,569)
Redemption of membership interest	—	—	—	(1,807)	—	—	—	(1,807)	1,800	(7)
Equity in private fund									(1,815)	(1,815)
Net (loss)	—	—	—	—	—	—	(121,361)	(121,361)	(1,018)	(122,379)

Balance at September 30, 2010	$100	77,161	$771	$940,494	$—	$(50,350)	$572,665	$1,463,680	$180,931	$1,644,611

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Consolidated net (loss)/income	$(146,848)	$(65,773)	$(122,379)	$39,427
Unrealized gain/(loss) on available for sale securities	—	4,656	(138)	(12,416)
Change in fair value of derivatives	—	(843)	(3,448)	4,408
Reclassification adjustment for gains included in net (loss)/income	1,547	1,398	4,695	4,193

Comprehensive (loss)/income	(145,301)	(60,562)	(121,270)	35,612
Less: Comprehensive (loss)/income attributable to non-controlling interests	(7,848)	(4,031)	(897)	9,314

Comprehensive (loss)/income attributable to NorthStar Realty Finance Corp.	$(137,453)	$(56,531)	$(120,373)	$26,298

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net cash provided by operating activities	$27,482	$46,400
Cash flows from investing activities:
Improvement of operating real estate	(1,078)	(3,196)
Acquisition of available for sale securities	(183,960)	(128,994)
Proceeds from disposition of securities available for sale	181,718	114,250
Available for sale securities repayments	43,643	1,397
Originations/acquisitions of real estate debt investments	(60,062)	(208,874)
Real estate debt investment repayments	249,468	60,708
Proceeds from the sale of real estate debt investments	110,613	140,753
Net proceeds from disposition of operating real estate	3,079	—
Real estate debt investment acquisition costs	—	(97)
Other loans receivable	—	(1,070)
Other loans receivable repayment	—	3,000
Restricted cash used for investment activities	(221,630)	(16,211)
Purchase of equity interest	(2,195)	—
Deferred lease costs	(7,470)	—
Investment in and advances to unconsolidated ventures	(7,229)	(674)
Distributions from unconsolidated ventures	19,565	22,310

Net cash provided by (used in) investing activities	124,462	(16,698)
Cash flows from financing activities:
Purchase of interest rate cap	(243)	—
Settlement of derivative	(283)	—
Collateral held by swap counter party	4,651	3,708
Mortgage notes and loan borrowings	78,200	—
Mortgage principal repayments	(64,546)	(5,714)
Borrowing under credit facilities	—	1,912
Repayments credit facilities	—	(46,794)
Repurchase obligation borrowings	—	528
Repurchase obligation repayments	—	(703)
Proceeds from bonds	174,318	71,000
Bond repayments	(108,355)	—
Borrowing under secured term loan	24,739	1,373
Secured term loan repayment	(248,744)	(3,417)
Bond repurchases	(14,481)	(51,135)
Payment of deferred financing costs	(2,059)	(153)
Capital contributions by non-controlling interest	4,686	—
Restricted cash from financing activities	45,289	(2,883)
Proceeds from common stock offerings	—	23,446
Proceeds from dividend reinvestment and stock purchase plan	263	185
Dividends (common and preferred) and distributions	(38,460)	(35,356)
Deferred offering costs	(81)	—
Offering costs	(70)	(728)
Distributions to non-controlling interest	(10,496)	(10,587)

Net cash (used in) financing activities	(155,672)	(55,318)
Net (decrease) increase in cash & cash equivalents	(3,728)	(25,616)
Cash and cash equivalents—beginning of period	138,928	134,039

Cash and cash equivalents—end of period	$135,200	$108,423

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

        In July, 2010, the Company was notified by Inland American that Inland American desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the 34 property senior housing portfolio by October 9, 2011, then Inland American may undertake a sale process for the portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011, in which case all future net cash flow to the common members of NRF Healthcare, LLC will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. The Company is currently in discussions with Inland American and other third-parties regarding a possible recapitalization of NRF Healthcare, LLC.

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

        In July 2010, the FASB issued guidance requiring more robust and disaggregated disclosure about the credit quality of an entity's loans and its allowance for loan losses. The new guidance will significantly expand the existing disclosure requirements and is focused on providing transparency regarding an entity's exposure to credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. The additional disclosures required by this update will be included in the note on real estate debt investments upon adoption.

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

        The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities, and its investments in each of its nine CDO transaction issuers to determine whether they are a variable interest entity ("VIE"). A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. For each of these investments, the Company has evaluated: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have: (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance; (b) the obligation to absorb the expected losses of the legal entity; and (c) the right to receive the expected residual returns of the legal entity; (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both; and (4) whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above four characteristics of a voting interest entity is considered to be a VIE.

        As of September 30, 2010, the Company identified interests in 19 entities which were determined to be VIEs. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

        Based on management's analysis, the Company is not the primary beneficiary of nine of the identified VIEs since it (i) does not have the power to direct the activities that most significantly impact the VIE's economic performance and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of September 30, 2010. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period.

        On July 8, 2010, an affiliate of CapitalSource Inc. ("CapitalSource") (i) delegated to an affiliate of the Company collateral management and special servicing rights, and the associated fees, relating to CapitalSource's approximately $1.1 billion collateralized debt obligation consisting primarily of first mortgage loans on commercial real estate (the "CSE RE 2006-A" CDO) and (ii) sold to the Company the CSE RE 2006-A Class J notes (approximately $50 million current balance) and the Class K notes (approximately $60 million current balance). The total consideration paid in the transaction by the Company was $7 million. The Company has evaluated its investment in CSE RE 2006-A and has determined that CSE RE 2006-A is a VIE and that the Company is the primary beneficiary of the VIE. As a result, the Company consolidated CSE RE 2006-A as of July 8, 2010 and recorded a gain of approximately $15.4 million resulting from the excess of the fair market value of the net assets acquired over the purchase price. The CSE RE 2006-A loans will be accreted to projected recovery values over the respective term of each of the loans. The Company has elected the fair value option of accounting for the bonds payable of CSE RE 2006-A for the purpose of consistent accounting application.

        On July 7, 2010, the Company purchased the N-Star CDO IX income notes and management fees from the NorthStar Real Estate Securities Opportunity Fund ("Securities Fund") for approximately $3.3 million. The Company has evaluated its investment in the N-Star CDO IX income notes and has determined that N-Star CDO IX is a VIE and that the Company is the primary beneficiary of the VIE. As a result, the Company consolidated the assets and liabilities of N-Star CDO IX at their respective fair market values as of the acquisition date. The Company has elected the fair value option of accounting for the available for sale securities and bonds payable of N-Star CDO IX for the purpose of consistent accounting application.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The following tables present the cumulative effects of the consolidation of the assets and liabilities of CSE RE 2006- A and N-Star CDO IX on the Company's consolidated balance sheet as of July 8, 2010 (in thousands):

	As Reported, June 30, 2010	Consolidation of CSE RE 2006-A Assets and Liabilities	Consolidation of N-Star CDO IX Assets and Liabilities	Effect of Consolidation
Restricted cash	$175,313	$77,084	$4,493	$256,890
Operating real estate, at fair value	960,340	4,201	—	964,541
Available for sale securities, at fair value	1,317,564	—	283,477	1,601,041
Real estate debt investment, at fair value	1,692,282	395,973	67,749	2,156,004
Real estate debt investment held-for-sale	—	—	5,457	5,457
Derivative assets, at fair value	35	38	—	73
Receivables	23,880	2,815	3,938	30,633
Bonds payable, at fair value	1,339,750	440,096	156,881	1,936,727
Accounts payable and accrued expenses	30,771	12,528	1,554	44,853
Derivative liabilities, at fair value	180,510	11,829	36,581	228,920
Other liabilities	26,257	—	8,077	34,334
Additional paid-in capital	698,735	—	—	698,735
Noncontrolling interest	177,143	295	—	177,438
Retained Earnings	574,857	—	160,826	735,683
Gain from acquisition	—	15,363	—	15,363

Consolidated VIEs (the Company is the primary beneficiary)

        The Company has originated, acquired and manages portfolios of commercial real estate securities and real estate debt investments, which were financed in CDO financings. The collateral securities include commercial mortgage-backed securities ("CMBS"), fixed income securities issued by REITs and CDO financings backed primarily by real estate securities. The collateral debt investments include whole loans, subordinate mortgage interests, mezzanine loans and other loans. By financing these securities with long-term debt through the issuance of CDO financings, the Company expects to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. In connection with the Company's CDO financings, the Company has various forms of significant ongoing involvement, which may include: (i) holding senior or subordinated interests in the CDOs; (ii) asset management; and (iii) entering into derivative contracts.

        N-Star I, II, III, IV, V, VI, VII, VIII, IX and CSE RE 2006-A are consolidated CDO financings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The following table displays the classification and carrying amounts of assets and liabilities of consolidated VIEs as of September 30, 2010 (in thousands):

Variable Interest Entity

	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	N-Star IX	CapitalSource	Total
Assets of consolidated VIEs:
Restricted cash	$1,429	$361	$2,352	$26,255	$1,942	$45,252	$1,209	$22,848	$8,163	$267,449	$377,260
Assets of properties held for sale	—	—	—	—	—	—	—	—	—	5,683	5,683
Available for sale securities, at fair value	229,226	206,308	220,969	26,332	247,424	10,437	268,735	16,983	261,389	16,579	1,504,382
Real estate debt investments, net	—	—	32,045	328,396	—	316,624	10,886	659,264	52,100	287,694	1,687,009
Real estate debt investments, held-for-sale	—	—	—	—	—	—	8,379	11,828	17,614	—	37,821
Receivables, net of allowance	2,324	2,091	2,196	1,373	3,798	999	3,449	1,961	3,795	5,396	27,382
Derivative instruments, at fair value	—	—	—	—	—	—	18	—	—	11	29
Other assets	28	43	—	123	—	2,229	134	—	366	—	2,923

Total assets of consolidated VIEs(1):	233,007	208,803	257,562	382,479	253,164	375,541	292,810	712,884	343,427	582,812	3,642,489
Liabilities of consolidated VIEs:
Bonds payable, at fair value	188,295	157,879	132,232	146,241	155,110	159,257	119,720	257,735	166,993	479,580	1,963,042
Accounts payable and accrued expenses	1,372	112	1,091	223	524	400	388	1,126	1,956	13,268	20,460
Derivative liability, at fair value	16,311	17,511	21,082	—	37,098	9,128	44,015	18,741	40,846	14,236	218,968
Liabilities of properties held for sale	—	—	—	—	—	—	—	—	—	153	153
Escrow deposits payable	—	—	—	21,127	—	15,929	—	13,320	2,023	18,821	71,220
Other liabilities	—	—	48	—	—	—	341	82	7,798	340	8,609

Total liabilities of consolidated VIEs(2):	205,978	175,502	154,453	167,591	192,732	184,714	164,464	291,004	219,616	526,398	2,282,452

Net assets	$27,029	$33,301	$103,109	$214,888	$60,432	$190,827	$128,346	$421,880	$123,811	$56,414	$1,360,037

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The Company did not provide financial support to any of its consolidated VIEs during the three and nine months ended September 30, 2010 and 2009. At September 30, 2010, there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its consolidated VIEs.

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

  NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. The following table displays the classification, carrying amounts and maximum exposure of unconsolidated VIEs as of September 30, 2010 (in thousands):

	Variable Interest Entity
	Trusts Issuing Preferred Securities, at Fair Value	Real Estate Debt Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments	—	$21,824	$21,824	$21,824
Total assets	—	21,824	21,824	21,824
Liability to subsidiary trusts issuing preferred securities, at fair value	170,629	—	170,629	N/A

Total liabilities	170,629	—	170,629	N/A

Net assets	$(170,629)	$21,824	$(148,805)	$21,824

(1)
The Company's maximum exposure to loss at September 30, 2010, would not exceed the carrying amount of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the three and nine months ended September 30, 2010 and 2009. At September 30, 2010, there are no explicit

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

  CDO bonds payable

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$719,952	$463,732	$1,183,684
Third party CDO notes	—	—	21,533	21,533
REIT debt	—	254,753	34,337	289,090
Trust preferred securities	—	—	8,201	8,201
Real estate interest	—	3,313	19,482	22,795
Derivative asset	—	29	—	29

Total assets	$—	$978,047	$547,285	$1,525,332

Liabilities:
N-Star CDO bonds payable	—	—	1,963,042	$1,963,042
Liability to subsidiary trusts issuing preferred securities	—	—	170,629	170,629
Derivative liability	—	256,952	—	256,952

Total liabilities	$—	$256,952	$2,133,671	$2,390,623

        The following table presents additional information about the Company's available for sale securities, corporate lending investment, bonds payable and liabilities to subsidiary trusts issuing

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

preferred securities which are measured at fair value on a recurring basis at September 30, 2010, for which the Company has utilized Level 3 inputs to determine fair value:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available for Sale Securities	Corporate Lending Investment	N-Star CDO Bonds Payable	Liability to Subsidiary Trusts Issuing Preferred Securities
Beginning balance:	$309,505	$8,943	$1,141,096	$167,035
Total net transfers into/out of Level 3	244,008
Purchases, sales, issuance and settlements, net	26,154	(17,234)	616,277	—
Total losses (realized or unrealized):
Included in earnings	106,283	—	228,368	3,594
Included in other comprehensive loss	—	—	—	—
Total gains (realized or unrealized):
Included in earnings	73,861	8,291	22,699
Included in other comprehensive loss	40	—	—	—

Ending balance	$547,285	$—	$1,963,042	$170,629

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$(32,382)	$8,291	$(205,669)	$3,594

Fair Value Option

        The Company has elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item:

  •
  Available for sale securities;

  •
  CDO bonds payable;

  •
  Liabilities to subsidiary trusts issuing preferred securities; and

  •
  its equity investment in its corporate lending business.

        The Company has elected the fair value option for the above financial instruments for the purpose of consistent accounting application.

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

Financial Instruments, at Fair Value	September 30, 2010	December 31, 2009(1)
Assets:
Available for sale securities:
CMBS	$1,183,684	$249,583
N-Star CDO notes	—	4,268
Third party CDO notes	21,533	9,515
REIT debt	289,090	30,580
Trust preferred securities	8,201	8,739
Real estate interest	22,795	—
Corporate lending investment(2)	—	8,943

Total assets	$1,525,303	$311,628

Liabilities:
N-Star CDO bonds payable	1,963,042	584,615
Liability to subsidiary trusts issuing preferred securities	170,629	167,035

Total liabilities	$2,133,671	$751,650

(1)
December 31, 2009 does not include the assets and liabilities of N-Star I, II, III and V, for which the Company has elected the fair value option, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

(2)
During 2010, the Company's corporate lending joint venture sold assets having a fair market value in excess of their carrying value. As a result, the Company reduced its equity investment to zero at September 30, 2010.

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

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at September 30, 2010	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$1,183,684	$2,787,169	$(1,603,485)
Third party CDO notes	21,533	193,049	(171,516)
REIT debt	289,090	287,236	1,854
Trust preferred securities	8,201	15,000	(6,799)
Real estate interest	22,795	35,049	(12,254)

Total assets	$1,525,303	$3,317,503	$(1,792,200)

Liabilities:
N-Star CDO bonds payable	1,963,042	4,635,734	(2,672,692)
Liability to subsidiary trusts issuing preferred securities	170,629	280,133	(109,504)

Total Liabilities	$2,133,671	$4,915,867	$(2,782,196)

        At September 30, 2010 and December 31, 2009, the basis in the Company's corporate lending investment was zero and $70.0 million, respectively. The Company has elected the fair value option for this investment which is accounted for under the equity method of accounting. The fair market value of the Company's investment at September 30, 2010 and December 31, 2009 was zero and $8.9 million, respectively.

        For the three and nine months ended September 30, 2010 and 2009, the Company recognized a net loss of $140.3 million and a net loss of $59.6 million, respectively, and a net loss of $59.8 million and $22.9 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's consolidated statement of operations. The net loss and gain for the three and nine months ended September 30, 2009 does not include net losses or gains on the assets and liabilities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable and liability to subsidiary trusts issuing preferred securities for which the fair value option was elected was a net loss of $104.9 million and $115.0 million, respectively, and a net loss of $209.8 million and a net gain of $49.9 million, respectively, for the three and nine months ended September 30, 2010 and 2009. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the Company allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. The three and nine months ended September 30, 2009 does not include net gains or losses on the assets and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

liabilities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

5. Operating Real Estate

        In connection with the acquisition of the CSE RE 2006-A equity notes and the consolidation of CSE RE 2006-A, the CDO financing had, as of September 30, 2010, three foreclosed real estate assets ("REO") consisting of two parcels of land with a combined fair market value at the time of acquisition of approximately $1.6 million and a multifamily property having a fair market value at the time of acquisition of approximately $4.1 million.

Discontinued Operations

        During the third quarter of 2010, we recorded as held for sale, two REO parcels of land located in Arizona and an REO multifamily property located in Georgia. In May 2010, the Company completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City to a private investor group for approximately $3.3 million, representing a gain of approximately $2.5 million. In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina for approximately $95.9 million.

        The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Revenue:
Rental and escalation income	$378	$2,247	$644	$6,744
Interest and other	32	—	33	3

Total revenue	410	2,247	677	6,747

Expenses:
Property operating expenses	234	(65)	282	(5)
Asset management fees—related parties	21	7	30	19
Auditing and professional fees	—	87	—	98
General and administrative expenses	204	12	201	28
Interest expense	—	985	60	2,930
Depreciation and amortization	—	565	52	1,691

Total expenses	459	1,591	625	4,761

(Loss)/income from discontinued operations	(49)	656	52	1,986
Gain on disposition of discontinued operations	—	—	—	—

Total (loss)/income from discontinued operations	$(49)	656	$52	$1,986

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

        The following table sets forth the major classes of assets and liabilities of properties classified as held for sale at September 30, 2010:

September 30, 2010
(unaudited)
ASSETS:
Operating real estate—net	5,683

Total assets	$5,683

LIABILITIES:
Accounts payable and accrued expenses	110
Other liabilities	43

Total liabilities	153
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
Total equity	5,530

Total liabilities and stockholders' equity	$5,683

6. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at September 30, 2010:

September 30, 2010	Carrying Value	Cumulative Unrealized (Loss)/Gain on Investments	Fair Value(1)
CMBS	$2,004,833	$(821,149)	$1,183,684
Third party CDO notes	169,629	(148,096)	21,533
REIT debt	278,752	10,339	289,091
Real estate interest	30,916	(8,121)	22,795
Trust preferred securities	15,000	(6,800)	8,200

Total	$2,499,130	$(973,827)	$1,525,303

(1)
Approximately $1.5 billion of these investments serve as collateral for the Company's consolidated CDO transactions and the balance is financed under other borrowing facilities.

        At September 30, 2010, the maturities of the available for sale securities ranged from three months to 46 years.

        During the three and nine months ended September 30, 2010, proceeds from the sale and redemption of available for sale securities was $62.3 million and $181.7 million, respectively. The net

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Available for Sale Securities (Continued)

realized gain on the sale and redemption of available for sale securities was $13.1 million and $38.8 million, respectively. During the three and nine months ended September 30, 2009, proceeds from the sale and redemption of available for sale securities was $50.6 million and $114.3 million, respectively. The net realized gain on the sale of available for sale securities was $15.6 million and $33.2 million, respectively. Proceeds and realized gains from the sale and redemption of available for sale securities for the three and nine months ended September 30, 2009 does not include the sale and redemption of available for sale securities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments

        At September 30, 2010 and December 31, 2009, the Company held the following real estate debt investments:

September 30, 2010	Carrying Value(3)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR(2)	Average Spread Over Prime	Number of Investments
Whole loans, floating rate—LIBOR	$1,019,023	54.2%	—%	2.89%	—%	77
Whole loans—floating rate—prime	22,471	1.2%			3.32%	3
Whole loans, fixed rate	114,814	6.1%	5.94%	—	—	28
Subordinate mortgage interests, floating rate	173,972	9.2%	—	3.35%	—	11
Subordinate mortgage interests, fixed rate	35,238	1.9%	7.53%	—	—	3
Mezzanine loans, floating rate	329,087	17.5%	—	2.76%	—	16
Mezzanine loan, fixed rate	142,364	7.6%	5.60%	—	—	7
Preferred—Float	17,563	0.9%	—	4.00%	—	1
Other loans—floating	12,224	0.7%	—	2.50%	—	2
Other loans—fixed	12,481	0.7%	6.44%	—	—	3

Total/Weighted average	$1,879,237	100.0%	6.03%	2.93%	3.32%	151

(1)
Approximately $1.7 billion of these investments serve as collateral for the Company's CDO financings and the balance is financed under other borrowing facilities or unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $56.5 million related to these investments. The Company expects that a minimum of $53.0 million of these future fundings will be funded within the Company's existing CDO financings and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on future funding requirements would be approximately $3.5 million.

(2)
Approximately $300.7 million of the Company's real estate debt investments have a weighted-average LIBOR rate floor of 3.14%

(3)
Includes $37.8 million in real estate debt investments, held for sale.

        On July 8, 2010, the Company consolidated the assets acquired and liabilities assumed of CSE RE 2006-A and recorded a gain of approximately $15.4 million for the three months ended September 30, 2010, resulting from the excess of the fair market value of the net assets acquired over

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

the consideration paid. The following table displays the outstanding principal balance and the fair market value of the assets acquired and the liabilities assumed at acquisition (in thousands):

	At Closing
	Principal Balance	Fair Market Value
Loan assets—performing	$810,690	$380,003
Loan assets—non-performing	243,113	15,970
REO	18,259	4,201
Restricted cash	77,084	77,084
Derivative assets	—	38
Receivables	2,815	2,815

Total assets	$1,151,961	$480,111
CDO notes outstanding	$1,012,490	$440,096
Derivative liabilities	—	11,829
Accounts payable and accrued expenses	12,528	12,528

Total liabilities	$1,025,018	$464,453
Non-controlling interest	2,083	295
Net assets	$124,860	$15,363
Management rights	NA	$7,000

December 31, 2009(1)	Carrying Value(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,014,028	52.3%	—%	2.70%	52
Whole loans, fixed rate	62,373	3.2	6.89	—	7
Subordinate mortgage interests, floating rate	193,275	10.0	—	2.69	11
Subordinate mortgage interests, fixed rate	24,722	1.3	7.25	—	2
Mezzanine loans, floating rate	538,173	27.8	—	3.35	20
Mezzanine loan, fixed rate(3)	90,558	4.7	8.89	—	7
Other loans—floating	8,610	0.4	—	2.24	2
Other loans—fixed	5,354	0.3	5.53	—	1

Total/Weighted average	$1,937,093	100.0%	7.90%	2.90%	102

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

(3)
Includes $0.6 million in real estate debt investments, held for sale.

        Contractual maturities of real estate debt investments at September 30, 2010 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2010 (remainder)	$553,794	$350,448
2011	846,558	490,942
2012	725,215	482,426
2013	50,945	292,654
2014	146,810	476,150
Thereafter	393,454	624,156

Total	$2,716,766	$2,716,766

(1)
The year ending December 31, 2010, contains 11 whole loans with initial maturities prior to September 30, 2010, having an aggregate principal balance of $262.0 million and two junior participations in first mortgages with initial maturities prior to September 30, 2010, having an aggregate principal balance of $38.5 million that remain outstanding as of September 30, 2010. The aggregate carrying value of these maturity-defaulted loans is $42.2 million as of September 30, 2010.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        As of September 30, 2010, the status of the Company's performing and non-performing loans was as follows:

	As of September 30, 2010					As of December 31, 2009
	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total
Originated and Acquired Debt Investments
Whole loans	52	$890,789	3	$39,608	$930,397	53	$1,050,903	6	$60,797	$1,111,700
Subordinate mortgage interests	12	213,274	2	38,462	251,736	11	195,536	2	38,462	233,998
Mezzanine loans	23	541,823	—	—	541,823	27	654,831	—	—	654,831
Preferred	1	17,561	—	—	17,561	—	—	—	—	—
Other loans	5	24,702	—	—	24,702	3	13,964	—	—	13,964

Total Originated and Acquired Debt Investments	93	1,688,149	5	78,070	1,766,219	94	1,915,234	8	99,259	2,014,493
Provision for Loan Losses	12	(125,781)	3	(48,896)	(174,677)	7	(39,500)	6	(37,900)	(77,400)

Total Originated and Acquired Debt Investments, net		1,562,368		29,174	1,591,542		1,875,734		61,359	1,937,093
CSE RE 2006-A
Whole loans(1)	42	242,058	9	14,952	257,010	—	—	—	—	—
Subordinate mortgage interests(2)	1	30,685	—	—	30,685	—	—	—	—	—

CSE RE 2006-A	43	272,743	9	14,952	287,695	—	—	—	—	—
Provision for Loan Losses	—	—	—	—	—	—	—	—	—	—

CSE RE 2006-A		272,743		14,952	287,695		—		—	—

Total Debt Investments	136	1,960,892	14	93,022	2,053,914	94	1,915,234	8	99,259	2,014,493
Total Provision for Loan Losses	12	(125,781)	3	(48,896)	(174,677)	7	(39,500)	6	(37,900)	(77,400)

Total Debt Investments, net		$1,835,111		$44,126	$1,879,237		$1,875,734		$61,359	$1,937,093

(1)
CSE RE 2006-A whole loans have an aggregate outstanding principal amount of approximately $943.8 million at September 30, 2010.

(2)
CSE RE 2006-A subordinate mortgage interests have an aggregate outstanding principal amount of approximately $38.8 million at September 30, 2010.

        The Company's maximum additional exposure to loss related to the non-performing loans is approximately $44.1 million.

  Provision for Loan Losses

        For the three months ended September 30, 2010, the Company recorded a $42.9 million credit loss provision relating to seven loans, one of which was sold during the period, and included a $0.5 million credit for a loan held for sale with a fair market value in excess of its carrying amount. For the nine months ended September 30, 2010, the Company recorded a $136.1 million credit loss provision relating to 15 loans, seven of which were sold, or held for sale, during the period, and included a $0.8 million credit for loans sold with a fair market value in excess of their carrying amounts and a $0.5 million credit for a loan held for sale with a fair market value in excess of its carrying amount. For the three and nine months ended September 30, 2009, the Company recorded a $24.2 million and a $62.7 million credit loss provision relating to 10 and 15 loans, respectively. As of September 30, 2010, loan loss reserves totaled $174.7 million.

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

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At September 30, 2010 and December 31, 2009, the Company had an investment in CS/Federal of approximately $6.4 million and $6.9 million, respectively. The Company recognized equity in earnings of $0.1 million for each of the three months ended September 30, 2010 and 2009 and equity in earnings of $0.3 million for each of the nine months ended September 30, 2010 and 2009, respectively.

G-NRF, LTD

        On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle-market corporate lending platform. Upon completion of the recapitalization transaction, the new investor became the controlling manager of the assets and the Company deconsolidated the joint venture. The Company currently uses the equity method of accounting to account for the recapitalized joint venture and has elected the fair value option for its equity investment. In the second quarter 2010, the corporate lending joint venture sold assets and as a result the Company received a $15.0 million distribution. Since the Company accounts for this investment under the cost recovery method, approximately $6.7 million of the distribution was applied to the investment reducing the Company's basis in the investment to zero. The remaining cash distribution of $8.3 million was recognized as income and recorded in equity in earnings. During the third quarter 2010, the Company sold its interest in the venture, with a zero carrying value, to its joint venture partner for a total consideration of $7.5 million, resulting in a $7.5 million realized gain.

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, the Company closed on $109.0 million of equity capital for its Securities Fund, an investment vehicle in which the Company conducts a portion of its real estate securities investment business.

        The Company was the manager and general partner of the Securities Fund. The Company received base management fees ranging from 1.0% to 2.0% per annum on third-party capital and was entitled to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

annual incentive management fees ranging from 20% to 25% of the increase in the Securities Fund's net asset value in excess of an 8.0% per annum return. Base and incentive fees varied depending on the investor capital lockup periods.

        During the second quarter 2010, a subsidiary of the Company, as general partner of the Securities Fund, notified the Securities Fund's administrator and limited partners of its determination to liquidate and dissolve the Securities Fund. Accordingly, during the second quarter 2010, the Securities Fund began to liquidate its assets in an orderly manner. On July 7, 2010, the Securities Fund completed the sale of its remaining investments, which included the sale of the N-Star CDO IX income notes and management fees, to a wholly-owned subsidiary of the Company for $3.3 million. The Company consolidated the assets and liabilities of the CDO at their respective fair market values as of the acquisition date. A subsidiary of the Company, as general partner of the Securities Fund, is currently in the process of determining the Securities Fund's final net asset value and expects to complete the process of dissolving the Securities Fund during the fourth quarter 2010. As of September 30, 2010, the Company has received approximately $2.7 million in distributions related to the final liquidation of the Securities Fund.

        At September 30, 2010 and December 31, 2009, the carrying value of the Company's investment in the Securities Fund was $0.7 million and $7.2 million, respectively, each representing a 31.2% interest in the Securities Fund.

        For the three months ended September 30, 2010 and 2009, the Company recognized immaterial equity in losses and equity in earnings of $0.5 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized equity in losses of $3.9 million and $4.9 million, respectively.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At September 30, 2010 and December 31, 2009 the Company's investment in LandCap is carried at $10.0 million and $10.1 million, respectively. For the three months ended September 30, 2010 and 2009, the Company recognized equity in loss of $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2010 and 2009, the Company recognized equity in loss of $1.3 million and $3.2 million, respectively. At September 30, 2010 and December 31, 2009, LandCap had investments totaling $37.9 million. In addition, the Company has advanced approximately $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and is included in other assets in the consolidated balance sheets.

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

        The Company recognized equity in earnings of $2.0 million for the nine months ended September 30, 2010. The Company recognized equity in earnings related to Midwest of $2.4 million and $5.7 million for the three and nine months ended September 30, 2009, respectively.

NorthStar Income Opportunity REIT I, Inc.

        The Company has an equity investment in NorthStar Income Opportunity REIT I, Inc. ("NIOR"), a commercial finance REIT which it sponsors, and accounts for its investment under the equity method of accounting. At September 30, 2010 and December 31, 2009, the Company had an investment in NIOR of approximately $1.8 million and $1.7 million, respectively. The Company recognized equity in earnings of $0.1 million for the three months ended September 30, 2010 and equity in earnings of $0.2 million for the nine months ended September 30, 2010.

The NJ Property

        The Company owned a $92.5 million pari passu participation in a $498.6 million first mortgage that was secured by a retail/entertainment complex located in East Rutherford, NJ (the "NJ Property"). During the third quarter 2010, the lending group took effective ownership of the NJ Property and the Company invested $6.0 million in an equal partnership with a third party to acquire $34.0 million of the first mortgage. The Company accounts for its 22% interest in the investment under the equity method of accounting, and at September 30, 2010, the carrying value of the Company's investment was approximately $75.4 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of September 30, 2010 and December 31, 2009:

	Initial Stated Maturity	Interest Rate	Balance at September 30, 2010	Balance at December 31, 2009(1)
Term Loans (recourse)
WA Secured Term Loan(2)	10/28/2012	LIBOR + 3.50%	—	246,884
Euro—note	10/28/2012	3 month Euribor + 3.50%	—	85,218
LB Term Loan(3)	2/9/2011	LIBOR + 1.50%	22,199	22,199
Term Loans (non-recourse)
Term Asset Backed Securities Loan Facility	10/29/2014	2.64%	14,682	14,682

Total Credit Facilities & Term Loans			36,881	368,983
Exchangeable Senior Notes (recourse)(4)(5)	6/15/2027	7.25%	68,165	68,165
Exchangeable Senior Notes ("NNN Notes") (recourse)(4)	6/15/2013	11.50%	60,750	60,750
Liability to subsidiary trusts issuing preferred securities (subordinate recourse)(6)(7)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	31,475	31,475
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	35,100
Mortgage notes payable (non-recourse)
Salt Lake City	9/1/2012	5.16%	15,165	15,471
EDS	10/8/2015	5.37%	46,413	46,977
Executive Center(8)	1/1/2016	5.85%	51,479	51,480
Green Pond	4/11/2016	5.68%	16,945	17,119
Indianapolis	2/1/2017	6.06%	27,881	28,142
Northstar Healthcare GE	—	6.93%	—	44,163
Northstar Healthcare GE	5/1/2015	3 month LIBOR + 5.95%	58,200	—
Northstar Healthcare—Park National	1/11/2014	5.94%	32,643	32,944
Northstar Healthcare—GE—WLK	1/11/2017	6.99%	159,136	159,138
Northstar Healthcare—GE—Tusc & Harmony	1/11/2017	7.09%	7,843	7,843
Northstar Healthcare—Harmony FNMA	2/1/2017	6.39%	74,196	75,001
Northstar Healthcare—Grove City	8/1/2015	9.25%	3,048	1,835
Northstar Healthcare—Lancaster	8/1/2015	9.25%	6,297	2,571
Northstar Healthcare—Marysville	8/1/2015	9.25%	5,407	1,651
Northstar Healthcare—Washington	8/1/2015	9.25%	5,237	1,952
Northstar Healthcare—Miller Merril	6/30/2012	7.07%	116,961	118,320
Northstar Healthcare—ARL Mob Wachovia	5/11/2017	5.89%	3,359	3,389
Northstar Healthcare—St Francis	9/10/2010	LIBOR + 2.00%	—	11,400
Aurora	7/11/2016	6.22%	32,685	32,982
DSG	10/11/2016	6.17%	33,444	33,795
Keene	2/1/2016	5.85%	6,615	6,693
Fort Wayne	1/1/2015	6.41%	3,335	3,399
Portland	6/17/2014	7.34%	4,514	4,652
Milpitas	3/6/2017	5.95%	21,760	22,107
Fort Mill	4/6/2017	5.63%	27,700	27,700
Reading	1/1/2015	5.58%	13,710	13,905
Reading	1/1/2015	6.00%	5,000	5,000
Alliance	12/6/2017	6.48%	23,309	23,543
Mezzanine loan payable (non-recourse)
Fort Mill	4/6/2017	6.21%	2,553	2,743

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

	Initial Stated Maturity	Interest Rate	Balance at September 30, 2010	Balance at December 31, 2009(1)
Bonds payable (non-recourse)(6)
N-Star I	8/1/2038	3 month LIBOR + 1.87% (average spread)	236,039	—
N-Star II	6/1/2039	LIBOR + 1.43% (average spread)	230,680	—
N-Star III	6/1/2040	LIBOR + 0.59% (average spread)	315,594	—
N-Star IV	7/1/2040	LIBOR + 0.59% (average spread)	259,673	282,500
N-Star V	9/5/2045	LIBOR + 0.53% (average spread)	441,488	—
N-Star VI	6/1/2041	3 month LIBOR + 0.52% (average spread)	273,375	279,057
N-Star VII	6/22/2051	LIBOR + 0.35% (average spread)	499,200	499,200
N-Star VIII	2/1/2041	LIBOR + 0.45% (average spread)	586,460	590,645
N-Star IX	8/7/2052	LIBOR + 0.40% (average spread)	744,960	—
CapSource	1/20/2037	3 month LIBOR + 0.41% (average spread)	1,048,266	—

			$5,886,498	$3,225,348

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

(5)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

(6)
Contractual amounts due may differ from the carrying value on the consolidated balance sheets due to the election of the fair value option. See Note 4.

(7)
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

(8)
The Company has a limited recourse obligation with respect to this loan. The amount of such obligation will vary based upon the tenancy of the property. The Company believes such obligation will not exceed $2.5 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of September 30, 2010:

	Total	Mortgage and Mezzanine Loans	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities	Exchangeable Senior Notes(1)	Bonds Payable
2010	$2,016	$2,016	$—	$—	$—	$—
2011	33,415	11,216	22,199	—	—	—
2012	207,777	139,612	—	—	68,165	—
2013	71,908	11,158	—	—	60,750	—
2014	60,590	45,908	14,682	—	—	—
Thereafter	5,510,792	594,925	—	280,133	—	4,635,734

Total	$5,886,498	$804,835	$36,881	$280,133	$128,915	$4,635,734

(1)
$68.2 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

        At September 30, 2010, the Company was in compliance with all covenants under its borrowings.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

  Exchangeable Senior Notes

        As of September 30, 2010 and December 31, 2009, the total carrying amount of the equity components of the exchangeable senior notes was $4.9 million. The principal amount of the exchangeable senior notes liabilities was $128.9 million as of September 30, 2010 and December 31, 2009. The unamortized discount of the liability components was $2.3 million and $2.9 million at September 30, 2010 and December 31, 2009, respectively. The net carrying amount of the liability components was $126.7 million and $126.0 million at September 30, 2010 and December 31, 2009, respectively. Interest expense for the three months ended September 30, 2010 and 2009 related to the exchangeable senior notes was $3.5 million and $3.6 million, respectively, of which $3.0 million and $3.1 million was related to contractual interest, respectively, and $0.5 million and $0.5 million was attributable to amortization of the debt discount and deferred financing costs, respectively. Interest expense for the nine months ended September 30, 2010 and 2009 related to the exchangeable senior notes was $10.3 million and $13.4 million, respectively, of which $8.9 million and $11.6 million was related to contractual interest, respectively, and $1.4 million and $1.8 million was attributable to amortization of the debt discount and deferred financing costs, respectively.

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

        On July 30, 2010, the Company closed on a $20.0 million loan with VCC Healthcare Fund, LLC. The proceeds will be used to refinance $8.0 million of loans maturing between June 2037 and October 2038 on four of the Company's healthcare- related net leased assets. The excess proceeds from the financing will be used for working capital and general corporate purposes. The loan has a five-year term and an interest rate of 9.25%.

10. Related Party Transactions

Advisory Fees

        The Company has agreements with each of its N-Star CDO financings and its CSE RE 2006-A CDO financing to perform certain advisory services. The Company earned total fees on these agreements of approximately $0.7 million and $1.5 million for the three and nine months ended September 30, 2010, respectively. The Company earned total fees on these agreements of approximately $1.8 million and $5.2 million for the three and nine months ended September 30, 2009, respectively. As of January 1, 2010, the advisory fee income related to N-Star I, N-Star II, N-Star III and N-Star V is eliminated as a result of the consolidation of the respective CDO financings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions (Continued)

        The Company has an agreement with NIOR, a commercial finance REIT, to perform certain advisory services. As of September 30, 2010, the Company has earned an immaterial amount of fees on these agreements.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For each of the nine months ended September 30, 2010 and 2009, the Company earned $0.1 million in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. The Company incurred zero and $0.9 million in management fees for the three months ended September 30, 2010 and 2009, respectively, and $0.5 million and $2.6 million in management fees for the nine months ended September 30, 2010 and 2009, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations. In April 2010, in connection with the Company's acquisition of the 51% membership interest in Midwest Holdings, the Company amended the management agreement with Wakefield Capital Management, Inc. The amended management fee will be equal to one dollar per year.

11. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock- based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of September 30, 2010, the Company has issued an aggregate of 8,281,635 LTIP Units, net of forfeitures of 62,073 LTIP Units. An aggregate of 3,184,149 LTIP Units were converted to commons stock and 581,669 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,281,635 LTIP Units, so long as the recipient continues to be an eligible recipient, 4,975,252 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,154,029 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 will cliff vest on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 280,495 LTIP Units as

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation (Continued)

part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $3.2 million and $4.9 million for the three months ended September 30, 2010 and 2009, respectively, and $10.1 million and $14.8 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there were approximately 2,322,644 unvested LTIP Units and no LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP grants is $10.0 million, provided there are no forfeitures.

        The status of all of the LTIP grants as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010		December 31, 2009
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	7,323	$9.85	8,067	$9.86
Granted	—	—	—	—
Converted to common stock	(2,107)	12.58	(744)	9.83
Forfeited	—	—	—	—

Ending balance(2)	5,216	$8.75	7,323	$9.85

(1)
Reflects balance at January 1, 2010 and January 1, 2009 for the periods ended September 30, 2010 and December 31, 2009, respectively.

(2)
Reflects balance at September 30, 2010 and December 31, 2009, respectively.

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

        The Company recorded $0.6 million and $1.5 million in equity-based compensation expense related to the long term incentive component of the Plan for the three and nine months ended September 30, 2010, respectively.

12. Stockholders' Equity

Dividend Reinvestment and Stock Purchase Plan

        In April 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (the "Plan"), pursuant to which it registered with the SEC and reserved for issuance 15,000,000 shares of its common stock. Under the terms of the Plan, stockholders who participate in the Plan may purchase shares of the Company's common stock directly from it, in cash investments up to $10,000. At the Company's sole discretion, it may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of up to 5%. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of the Company's stock. The Company expects to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes.

        During the three and nine months ended September 30, 2010, the Company issued a total of 24,053 and 72,534 common shares, respectively, pursuant to the Plan for a gross sales price of approximately $0.1 million and $0.3 million, respectively. During the three and nine months ended

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

September 30, 2009, the Company issued a total of 22,104 and 54,135 common shares, respectively, pursuant to the Plan for a gross sales price each of approximately $0.1 million.

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

        For the three and nine months ended September 30, 2010, the Company did not sell any common shares pursuant to its equity distribution agreement with JMP. For the three and nine months ended September 30, 2009, the Company sold 5,291,186 and 6,542,814 common shares, respectively, and received $18.7 million and $22.7 million, respectively, of cash proceeds pursuant to its equity distribution agreement with JMP.

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

        On July 20, 2010, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on August 16, 2010, to the stockholders of record as of the close of business on August 6, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three and nine months ended September 30, 2010 and 2009 is computed as follows (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Numerator (Income)
Basic Earnings
Net income/(loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(144,116)	$(66,465)	$(137,055)	$13,917
Effect of dilutive securities:
Income/(loss) allocated to non-controlling interest	(9,816)	(7,094)	(9,798)	2,821

Dilutive net income/(loss) available to stockholders	$(153,932)	$(73,559)	$(146,853)	$16,738

Basic Earnings:
Shares available to common stockholders	77,140	69,896	76,212	67,446
Effect of dilutive securities:
OP/LTIP units	5,224	7,460	6,076	7,460

Dilutive Shares	82,364	77,356	82,287	74,906

Net income/(loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(1.87)	$(0.95)	$(1.80)	$0.21

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

13. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Non-controlling Interest (Continued)

interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2010 and December 31, 2009, non-controlling interest related to the aggregate limited partnership units of 5,216,021 and 7,323,310, represented a 6.33% and 8.91% interest in the Operating Partnership, respectively. Income/(loss) allocated to the operating partnership non-controlling interest for the three months ended September 30, 2010 and 2009 was a loss of $9.8 million and a loss of $7.1 million, respectively. Income/(loss) allocated to the operating partnership non-controlling interest for the nine months ended September 30, 2010 and 2009 was a loss of $9.8 million and income of $2.8 million, respectively.

Joint Ventures

        In May 2006, the Company formed NRF Healthcare, LLC with Chain Bridge. On July 9, 2008, NRF Healthcare, LLC sold a $100 million convertible preferred membership interest to Inland American Real Estate Trust, Inc. In December 2009, the Company completed a membership interest redemption with NRF Healthcare, LLC, NRFC Healthcare Holding Company, LLC, NorthStar Healthcare Investors, Inc., Chain Bridge, Wakefield Capital Management, Midwest Care Holdings LLC, or Midwest Holdings, and certain individuals, pursuant to which NRF Healthcare, LLC redeemed the 5.4% membership interest of Chain Bridge and its affiliates in NRF Healthcare, LLC for $2.0 million and its membership interest in certain assets. As a result of the redemption, the Company holds 100% of the equity interests in NRF Healthcare, LLC, other than the convertible preferred membership interests held by Inland. Accordingly, NRF Healthcare, LLC's financial statements are consolidated into the Company's consolidated financial statements and Inland American's capital is treated as a non-controlling interest. Income allocated to the non-controlling interests for the three months ended September 30, 2010 and 2009 was income of $2.6 million and $2.6 million, respectively. Income allocated to the non-controlling interests for the nine months ended September 30, 2010 and 2009 was income of $7.9 million and $7.0 million, respectively.

        A third party holds 16.7% of the equity notes of N-Star CDO I. The equity notes held by the third party are reflected as non-controlling interest in the Company's condensed consolidated financial statements.

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2010 and 2009, the Company recorded immaterial amounts of hedge ineffectiveness in earnings.

        Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. During the remainder of 2010, the Company estimates that an additional $2.8 million will be reclassified as an increase to interest expense.

        The following tables summarize the Company's derivative financial instruments that were designated as cash flow hedges of interest rate risk as December 31, 2009:

	Number of Instruments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2009	10	$90,749	$(7,691)	4.18% - 5.08%	March 2010 - August 2018

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

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet strict hedge accounting requirements. For the three months ended September 30, 2010 and 2009, the Company recorded, in earnings, a mark-to-market unrealized loss of $28.2 million and an unrealized loss of $22.4 million, respectively, for the non-qualifying interest rate swaps. For the three months ended September 30, 2010 and 2009, the Company recorded a $1.9 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded, in earnings, a mark-to-market unrealized loss of $70.4 million and an unrealized loss of $3.6 million, respectively, for the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

non-qualifying interest rate swaps. For the nine months ended September 30, 2010 and 2009, the Company recorded a $4.7 million and a $4.2 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of September 30, 2010 and December 31, 2009:

	Number of Instruments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of September 30, 2010	64	$2,709,565	$(256,923)	0.36% - 7.00%	December 2010 - October 2019
As of December 31, 2009(1)	22	$897,335	$(59,353)	0.34% - 5.63%	May 2010 - June 2018

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of September 30, 2010 and December 31, 2009:

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of September 30, 2010		As of December 31, 2009(1)		As of September 30, 2010		As of December 31, 2009(1)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Derivative	$—	Derivative	$—	Derivative	$—	Derivative	$(7,691)
	instrument,		instrument,		liability,		liability,
	at fair value		at fair value		at fair value		at fair value

Total derivatives designated as hedging instruments		$—		$—		$—		$(7,691)

Derivatives not designated as hedging instruments
Interest rate products	Derivative	$29	Derivative	$—	Derivative	$(256,952)	Derivative	$(59,353)
	instrument,		instrument,		liability,		liability,
	at fair value		at fair value		at fair value		at fair value

Total derivatives not designated as hedging instruments		$29		$—		$(256,952)		$(59,353)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the three and nine months ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships

	Location of Gain/(loss) recognized in income	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009(1)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009(1)
Interest rate products
Amount of gain or (loss) in OCI on derivative (effective portion)	n/a	$—	$(3,574)	$(3,448)	$(321)
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest Expense	$365	$7	$37	$21

(1)
The three and nine months ended September 30, 2009 does not include gains or loses and amounts reclassified from accumulated OCI into income on the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

Derivatives Not Designated as Hedging Instruments

	Location of Gain/(loss) recognized in income	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009(1)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009(1)
Interest rate products
Amount of gain or (loss) recognized in income	Unrealized gain (loss) on investment and other	$(55,989)	$(27,342)	$(141,848)	$(16,957)
Amount of gain or (loss) reclassified from accumulated OCI into income	Unrealized gain (loss) on investment and other	$(1,912)	$(1,404)	$(4,732)	$(4,213)

(1)
The three and nine months ended September 30, 2009 does not include gains or loses and amounts reclassified from accumulated OCI into income on the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

        At September 30, 2010, the Company's counterparties hold approximately $33.5 million of cash margin as collateral against its swap contracts.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, approximately 58% and 51% of the Company's rental and escalation revenue for the three and nine months ended September 30, 2010, respectively, is generated from one tenants and one operator in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

        The following table summarizes segment reporting for the three and nine months ended September 30, 2010 and 2009:

	Real Estate Debt	Operating Real Estate	Real Estate Securities(1)	Healthcare Real Estate Joint Venture	Investments and Other(2)	Consolidated Total
Total revenues for the three months ended
September 30, 2010	$39,467	$8,994	$51,231	$25,324	$1,777	$126,793
September 30, 2009	23,662	10,451	17,030	17,265	(2,040)	66,367
Consolidated net loss for the three months ended
September 30, 2010	(11,260)	(2,546)	(90,400)	481	(43,123)	(146,848)
September 30, 2009	(104,236)	5,705	61,374	1,679	(30,295)	(65,773)
Consolidated net loss after non-controlling interests and before preferred dividend for the three months ended
September 30, 2010	(10,416)	(2,364)	(83,065)	(2,144)	(40,896)	(138,885)
September 30, 2009	(94,178)	5,143	55,744	(878)	(27,065)	(61,234)
Total revenues for the nine months ended
September 30, 2010	85,080	27,179	126,825	63,014	2,241	304,339
September 30, 2009	77,740	31,275	48,717	46,725	(5,613)	198,844
Consolidated net (loss)/income for the nine months ended
September 30, 2010	(44,551)	(3,590)	(8,512)	738	(66,464)	(122,379)
September 30, 2009	(13,788)	(3,772)	131,952	(6,772)	(68,193)	39,427
Consolidated net (loss)/income after non-controlling interests and before preferred dividend for the nine months ended
September 30, 2010	(40,836)	(3,293)	(9,537)	(7,146)	(60,550)	(121,361)
September 30, 2009	(13,622)	(3,309)	118,923	(13,767)	(58,614)	29,611
Total assets as of September 30, 2010	$2,338,473	$424,941	$1,614,487	$636,779	$144,665	$5,159,345

(1)
Total revenues for the three months ended September 30, 2010 and 2009 excludes $156.0 million and $59.1 million in net realized and unrealized losses, respectively. Total revenues for the nine

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

  months ended September 30, 2010 and 2009 excludes $81.3 million in net realized and unrealized losses and $91.1 million in net realized and unrealized gains, respectively.

(2)
Corporate Investments and Other includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

16. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009 is presented below:

	2010	2009
Assets of CSE RE 2006-A CDO	(480,312)	—
Liabilities of CSE RE 2006-A CDO	464,656	—
Assets of N-Star CDO financings	(1,143,649)	—
Liabilities of N-Star CDO financings	798,058	—
Non-controlling interest in N-Star CDO financing	3,511	—
Distribution of operating real estate to non-controlling interest	9,525	—
Assumption of mortgage notes and loans payable to non-controlling interest	(4,734)	—
Deconsolidation of non-controlling interest in NorthStar Income Opportunity REIT I, Inc.	(1,815)	—
40% participation interest in the principal proceeds of the German Loan granted to the lender in connection with the repayment and extinguishment of the WA Secured Term Loan	35,287	—
Elimination of available for sale securities	1,342	—
Elimination of bonds payable	32,286	—
Deed in lieu of foreclosure of operating real estate	(74,389)	—
Contribution of book value of assets to unconsolidated joint venture	—	2,668
Writ-off of operating real estate, tenant improvement, deferred financing cost and below market lease due to foreclosure	—	51,732
Reduction of mortgage notes payable due to foreclosure	—	(52,067)
Reduction of restricted cash due to foreclosure	—	68
Stock Dividend	—	10,646

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

17. Fair Value of Financial Instruments (Continued)

        As of September 30, 2010 and December 31, 2009, cash equivalents, accounts receivable and accounts payable, reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities are carried on the balance sheet at their estimated fair value.

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated assuming fully extended maturities regardless of if structural or economic tests required to achieve such extended maturities. At September 30, 2010, the fair market value was $1.7 billion with a gross principal amount of $2.7 billion. Of the $2.7 billion gross principal amount, approximately $0.9 billion of gross principal amount in RE 2006-A was recorded at a fair market value of approximately $287.7 million at September 30, 2010. At December 31, 2009, the fair market value was $1.7 billion with a gross principal amount of $2.0 billion.

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available to estimate their fair value. At September 30, 2010, the fair market value of the 7.25% exchangeable senior notes was $61.8 million, with a carrying amount of $67.3 million and the fair market value of the 11.50% exchangeable senior notes was $56.9 million with a carrying amount of $59.3 million. At December 31, 2009, the fair market value of the 7.25% exchangeable senior notes was $34.8 million with a carrying amount of $67.0 million and the fair market value of the 11.50% exchangeable senior notes was $28.1 million with a carrying amount of $59.0 million.

        For fixed rate mortgage loans payable, the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. At September 30, 2010, the fair market value was $820.7 million with a carrying amount of $804.8 million. At December 31, 2009, the fair market value was $800.1 million with a carrying amount of $795.9 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

NRFC Sub IV that were 100% leased (the "Lease") to Washington Mutual Bank, FA ("WaMu"). The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NRFC NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit has announced her intention to grant the Lender's motion for summary judgment and, accordingly, is expected to enter a judgment against NRFC NNN in the amount of approximately $42 million plus accrued interest of approximately $2.2 million (the "Judgment"). NRFC NNN intends to vigorously pursue an appeal of the decision.

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

        The pro forma financial information set forth below is based upon the Company's historical condensed consolidated statements of operations for the three months ended September 30, 2009, and the nine months ended September 30, 2010 and 2009, adjusted to give effect of this transaction as of January 1, 2009. The acquisition of Midwest Holdings occurred on April 1, 2010. The pro forma information set forth below does not reflect the three months ended September 30, 2010, as the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

19. Pro Forma Financial Information (Continued)

operations of Midwest Holdings for the three months ended September 30, 2010 are included in the Company's consolidated financial statements.

	Three Months Ended September 30, 2009	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009
Pro Forma revenues	$74,232	$334,304	$220,028

Pro Forma net income	(66,576)	(108,869)	$15,543

Pro Forma net income per common share—basis/diluted	$(0.95)	$(1.42)	$0.25

        The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred January 1, 2009, nor does it purport to represent the results of future operations.

20. Subsequent Events

Dividends

        On October 19, 2010, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on November 15, 2010, to the stockholders of record as of the close of business on November 5, 2010.

NIOR

        On October 18, 2010, NIOR, an unconsolidated entity in which the Company has an equity investment, completed a merger with NorthStar Real Estate Income Trust, Inc. ("NSREIT"), a consolidated subsidiary of the Company and each a commercial finance REIT sponsored by the Company, with NSREIT becoming the surviving entity. As a result of the merger, the Company will deconsolidate NSREIT and will have an equity investment in the surviving entity of approximately $2.1 million as of October 18, 2010. As of October 18, 2010, the Company will account for its investment in NSREIT under the equity method of accounting.

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

Outlook and Recent Trends

        U.S. macroeconomic and real estate sector conditions have remained poor since 2007, when the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets. The resulting virtual shutdown of the credit and equity markets pushed the U.S. economy into recession, and the unemployment rate increased from a low of 4.4% in 2007 to 9.6% at September 30, 2010. Several major financial institutions failed or had to be rescued in 2008, 140 banks failed in 2009 and 127 banks have failed through September 30, 2010. The U.S. Government responded in early 2009 to deteriorating conditions by creating several programs such as the Troubled Asset Relief Program and the Public-Private Investment Program (TARP and TALF, respectively), designed to create demand for financial instruments and to re-equitize weaker banks. Congress also passed in early 2009 a $787 billion economic stimulus package, and the U.S. Federal Reserve lowered the Fed Funds target rate from over 5% in 2007 to 0-0.25% in 2009 (where it remains as of September 30, 2010) and introduced massive amounts of cash liquidity into the banking system.

        The corporate bond, consumer asset-backed debt and equity markets began to recover during 2009 and continued to improve during 2010, although macroeconomic statistics remained weak and the commercial mortgage-backed markets are beginning to recover. Other traditional commercial real estate lenders such as banks and life companies severely curtailed their lending between mid-2007 and 2009, resulting in a severe shortage of debt capital for real estate investors and those needing to refinance maturing loans. Several large commercial banks have begun to rebuild their commercial mortgage lending operations, but new loan volume remains low, and new loans are being offered at leverage levels much lower than were available prior to the recession. The lack of available credit for commercial real estate has generally depressed values and resulted in increasing loan defaults and restructurings throughout the industry. Furthermore, poor economic conditions have generally resulted in declining cash flow from commercial real estate, further depressing values and increasing the difficulty in finding new capital.

        During 2009 the TALF program began providing 85% three and five-year non-recourse financing for the highest rated commercial mortgage-backed securities (CMBS) in order to decrease credit spreads and with the expectation that the subsidized financing would eventually enable the CMBS markets to begin functioning. The program for legacy CMBS securities ended June 30, 2010, and the program for new issue CMBS securities, which was used for only one transaction, were modestly successful in reducing yields on the highest rated securities. During the first nine months of 2010, the first multi-borrower CMBS securitizations since mid-2008 were completed, but the underlying first mortgage collateral represents very low leverage levels relative to loans underwritten before the financial crisis. The new issue market will have to grow dramatically and investors will have to become more risk tolerant in order to meet the needs of a majority of borrowers who have pre-existing loans on their properties.

        Despite these conditions, REITs have collectively raised nearly $52 billion of debt and equity capital, and the Morgan Stanley REIT Index returned approximately 28.6% for 2009 and approximately 19.6% year-to-date through September 30, 2010. In addition, three newly-formed REITs with a real estate debt focus raised approximately $1.5 billion of capital in 2009, but no new commercial mortgage REITs have gone public during the first nine months of 2010. Notwithstanding the ability of the public REIT market to raise capital, this market is very small relative to the size of the estimated $1.5 trillion commercial real estate finance market. More recently, U.S. economic conditions appear to be improving (based on GDP growth), however, the unemployment rate remains high indicating a low rate of business expansion, which drives commercial real estate cash flows. Commercial real estate tends to lag economic recoveries and we expect commercial real estate fundamentals to continue to be difficult into 2011.

  Commercial Real Estate Macroeconomic Conditions

        Virtually all commercial real estate property types have been adversely impacted by this prolonged economic recession and liquidity crisis, including hotel, retail, office, industrial and multi-family properties. Land, condominium and other commercial property types have also been severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Business and retailer failures increased during 2009 and into 2010 and are expected to negatively impact occupancy rates in the future. Our credit loss provisioning levels for 2009 and the first nine months of 2010 were higher than in the past due to the impact of these conditions. The degree to which commercial real estate values are impacted by weaker economic conditions and the level of credit losses in our asset base will be determined primarily by the length that such conditions persist, the scarcity and cost of new debt capital, the absolute level of one-month LIBOR and the severity of the economic contraction, among other things.

        Most of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of September 30, 2010, is 0.26%, well below its 2.93% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which have partially offset decreasing cash flows caused by the economic recession, and extended the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property, although the availability and cost of debt capital appears to have a much more significant impact on property values. Currently, a lack of readily available financing, economic uncertainty and higher returning alternative investment opportunities have increased investor return expectations resulting in much higher risk premiums and, despite the lower interest rate, lower valuations for commercial real estate properties.

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

        The relative lack of supply and high demand for capital is allowing investors with cash to make investments with very attractive returns compared to historical levels. For this reason, we are working to raise equity capital through alternative channels, especially in the nonlisted REIT market. Our registration statement for NorthStar Real Estate Income Trust, Inc. ("NSREIT"), a commercial finance REIT that is managed by us and will not be listed on a major exchange, has been declared effective by the SEC and we built NRF Capital Markets, our wholesale broker dealer, to distribute the equity for this new REIT and other non-listed REITs sponsored by us. We also raised approximately $35 million of equity under an SEC Regulation D exemption for NorthStar Income Opportunity REIT I, Inc. ("NIOR"), a commercial finance REIT also managed by us. In October 2010, the stockholders of NIOR approved a merger of NIOR into NSREIT. We expect to use our broad commercial real estate investment and management platform to operate these companies and to earn management fees in return for our services, and the non-traded REIT efforts reflect our strategy of accessing alternative sources of equity capital, leveraging our existing platform to generate fee revenues and to become less reliant on the public markets to grow our business.

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

        As of September 30, 2010, approximately $4.1 billion of our collateralized debt obligations permit reinvestment of capital proceeds which means when the underlying assets repay we are able to reinvest the proceeds in new assets without having to repay the liabilities. Approximately $516.8 million of our funded loan commitments have their initial maturity date during the remainder of 2010; however, most of the loans contain extension options of at least one year. We also expect that a majority of the $341.4 million of loans having final maturities during the remainder of 2010 will have their maturities extended beyond 2010 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital. It is therefore difficult to estimate how much capital, if any, will be generated in our CDO financings from loan repayments during the remainder of 2010.

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

        We believe that liquidity will eventually return more broadly to the commercial real estate finance markets and corporate debt capital is currently available to the stronger equity REITs. Three single-borrower CMBS transactions were completed in the fourth quarter of 2009 and, more importantly, approximately $7.2 billion in multi-borrower CMBS transactions have been completed year-to-date through October 31, 2010, the first since mid-2008. Other sources of capital could include term loans from financial institutions and life insurance companies, more restrictive commercial real estate finance structures, which may not permit reinvestment from asset repayments, and financing provided by motivated sellers of assets. We also believe that the CMBS markets will eventually heal and once again become an important source of secured, non-recourse debt capital for commercial real estate.

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

        On July 8, 2010, we acquired, as part of the CSE RE 2006-A CDO acquisition, commercial real estate loans having an aggregate $1.1 billion outstanding principal balance. The loans were recorded as of July 8, 2010, at their estimated $396.0 million fair market value. As of September 30, 2010, the CSE RE 2006-A loans had an aggregate $943.8 million outstanding principal balance and an aggregate $287.7 million carrying value, which includes approximately $48.6 million of loans purchased or acquired and approximately $160.9 million of repayments in the third quarter subsequent to the acquisition. The $662.8 million acquisition discount as of September 30, 2010, acts as a built-in reserve for credit issues and recoveries less than contractual amounts related to these acquired loans. Although fair market values and any related discounts to outstanding principal balances were determined on a loan-by-loan basis and therefore cannot be allocated to other loans, we believe the overall discount provides protection to our basis for ongoing credit issues associated with this portfolio.

        At September 30, 2010, our loan portfolio, inclusive of the CSE RE 2006-A CDO, had the following credit statistics (in thousands):

Non-Performing Loans(1)	Number of Loans(2)	Outstanding Principal Balance	Reserves	CapSource CDO Acquisition Discount	Aggregate Net Balance	Collateral Types and Locations (% by loan balance)
First mortgages	12	$279,126	$20,436	$224,566	$34,124	68% land located in FL, CA, PA, 14% hospitality located in IL, NJ, 8% hotel located in NY, 4% retail located in WI, 4% multifamily located in FL and 2% office located in PA.
Junior participations in first mortgages	2	38,462	28,460	0	10,002	68% office located in GA and 32% land located in FL.

Total	14	$317,588	$48,896	$224,566	$44,126
Performing loans with loan loss reserves
First mortgages(3)	3	$89,301	$22,010	$0	$67,291	89% office located in TX, CA, 8% land located in CA, and 3% retail located in IA.
Junior participations in first mortgages	4	91,718	44,750	0	46,968	47% land located in NV, 36% retail located in GA and 17% office in NY.
Mezzanine	5	164,506	59,021	0	105,485	61% hotel located throughout the USA, 21% retail located in AZ, 14% multi-family located in CA and 4% corporate loan located in NC.

Total	12	$345,525	$125,781	$0	$219,744

Total NPLs and total performing loans with loan loss reserves	26	$663,113	$174,677	$224,566	$263,870

(1)
A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default.

(2)
Where NorthStar holds more than one loan on the same collateral or group of collateral properties, the loans are considered a single investment for purpose of reporting non-perforning loans and reserves.

(3)
Includes a first mortgage and mezzanine loan held by NorthStar, having a combined $34 million outstanding balance and having the same collateral base, considered a single first mortgage for purposes of this table.

        At September 30, 2010, our loan portfolio principal and interest aging is as follows (inclusive of our non-performing loans) (in thousands):

1 - 90 Days	90+ Days
$17,293	$284,896

        For the three months ended September 30, 2010, we recorded a $42.9 million credit loss provision relating to seven loans which included a $6.6 million provision for a sold loan and includes a credit of $0.5 million for a loan recorded as held for sale, which was sold during the fourth quarter 2010. For the nine months ended September 30, 2010, we recorded a $136.1 million credit loss provision relating to 14 loans which included $20.9 million in provisions for three loans sold during the period, net of $1.3 million in credits for a loan sold, and a loan recorded as held for sale, for which we received net sale proceeds in excess of their carrying amounts. In March 2010, we foreclosed on a $15.0 million defaulted first mortgage loan backed by hotel collateral located in Phoenix, AZ and we simultaneously sold the hotel for approximately $9.6 million. In prior periods we had recorded $5.0 million of credit loss reserves for this asset and it was a NPL at December 31, 2009. In April 2010, we sold a $13.9 million first mortgage loan backed by land collateral located in New York, NY for approximately $8.5 million. The mortgage was a NPL and in prior periods we had recorded a net $5.5 million of loan loss reserves for this asset. In April 2010, we also sold a $39.1 million mezzanine loan backed by a portfolio of hotel properties for approximately $32.1 million. We had recorded $7.0 million of loan loss reserves for this asset during the first quarter. In April 2010, we also foreclosed on an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA. We had in prior periods recorded $8.8 million of loan loss reserves for this asset and took a $1.2 million impairment charge during the second quarter related to the foreclosed real estate. In June 2010, we sold a $40.0 first mortgage loan backed by hotel collateral located in New York, NY for approximately $32.0 million. We recorded an $8.1 million credit loss provision for this asset. In September 2010, we sold a $32.1 mezzanine loan backed by hotel collateral for approximately $25.5 million and recorded a $6.6 million credit loss provision for this asset.

        As of September 30, 2010, loan loss reserves totaled $174.7 million and related to 15 loans having an aggregate $407.9 million gross book value (exclusive of the related reserve) and includes reserves of $25.7 million related to loans having an aggregate gross book value of $43.6 million (exclusive of the related reserve) that were added to the reserve balance as a result of the acquisition of N-Star CDO IX.

        Activity in the allowance for credit losses on real estate debt investments for the nine months ended September 30, 2010, is as follows:

Credit Loss Reserve
Balance at December 31, 2009	$77,400
Provision for credit losses	136,135
N-Star CDO IX loan reserves	25,679
Write-offs and sold loans	(41,417)
Transfer to unconsolidated joint venture on foreclosure	(23,120)

Balance at September 30, 2010	$174,677

        At September 30, 2010, we had five loans, exclusive of the CSE RE 2006-A loans, totaling $78.1 million of aggregate outstanding principal amount on non-performing status due to maturity defaults, and $48.9 million of our credit loss reserves were allocated to these loans. First mortgages represent approximately 51% of the book value of these loans (exclusive of reserves), and 36% of the loans are backed by land collateral. There can be no assurance that there will be acceptable outcomes under our non-performing loans and accordingly, we may determine that more reserves are required for these loans.

        Overall, the prolonged poor economic conditions and the continuing scarcity of commercial real estate debt capital is resulting in increasing stress levels for commercial real estate credit. A shrinking economy generally results in decreasing real estate cash flows as corporations and consumers reduce their real estate needs, travel and spending. While the overall economy has seen some signs of growth, because market volume remains very low, and banks and life companies have drastically curtailed new lending activity, real estate owners are having difficulty refinancing their assets at maturity. Many owners are also having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows. Property values have also generally decreased over the past few years because of scarcity of financing, which when it is available the terms generally are at much lower leverage and higher cost than available in prior years, uncertainty regarding future economic conditions and higher returning investment opportunities available in other asset classes. Decreasing values make it difficult for real estate investors to sell their properties and to recoup their capital. As a result of the weak commercial real estate market, many lenders, including us, are concluding that extending loans at original maturity, rather than foreclosure and sale, may be the most attractive path for maximizing value.

        For the nine months ended September 30, 2010, we modified the contractual interest rates of loans as part of restructuring or extension negotiations and, in some cases, we discontinued the recognition of income for interest accrual rates in excess of the stated cash pay rates. In the aggregate, these changes, as well as loans which were non-performing during the quarter, resulted in an approximate $8.6 million reduction to interest income for the nine months ended September 30, 2010, respectively, ($12.9 million on an annualized basis).

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

  East Rutherford, NJ Retail Construction First Mortgage Loan

        During the third quarter, the lender group took effective ownership of a retail/entertainment complex located in East Rutherford, NJ, which was previously subject to a $498.6 million first mortgage (the "NJ Property"). Additionally, during the third quarter, we invested $6 million in an equal partnership with a third party to acquire $34 million of the first mortgage. We own a 22% interest in the NJ Property and the lender group is in the process of seeking to recapitalize the NJ Property. While the lender group has seen strong interest in the NJ Property, there is no assurance that a recapitalization will be completed or that a recapitalization will be completed on terms acceptable to us, which could have a material adverse effect on our business and operations. Our net investment is now classified as an equity investment.

  German Retail Portfolio Mezzanine Loan Participation

        We own a €43.3 million participation in a mezzanine loan that is collateralized by a German retail portfolio that was net leased to a single tenant (the "Tenant") that filed for bankruptcy in Germany (the "German Loan"). The sale of the Tenant by the German bankruptcy administrator to Berrgruen Holdings was finalized on October 8, 2010 allowing for a restructuring of the German Loan effective as of July 20, 2010. There can be no assurance that the restructuring plan will be a success, that the company will remain solvent and that the German Loan will not default in the future. If the insolvency plan fails and the Tenant is unable to remain solvent, the Tenant's lease may be terminated and the Tenant could be liquidated, which may cause the German Loan to default and we may lose all of our investment, which could have a material adverse effect on our business and operations. On June 30, 2010, in connection with the repayment and extinguishment of the WA Secured Term Loan, the lender was granted a 40% participation in the principal proceeds of the German Loan. We recorded a second quarter 2010 realized loss of approximately $35.3 million in connection with the granting of the 40% participation interest in principal proceeds of the German Loan to the lender.

  Las Vegas, NV Casino/Hotel Mezzanine Loan

        We own an $89.0 million mezzanine loan that is secured by the Hard Rock Hotel and Casino in Las Vegas, NV (the "NV Loan"). The NV Loan was most recently restructured in December 2009. The final maturity date of the NV Loan was extended to February 2014 to provide additional time for market conditions to improve and for performance at the property to stabilize. As part of the extension, interest reserves were also established to support the NV Loan; however, performance at the property has not improved and the interest reserves are currently expected to be depleted in the fourth quarter of 2010. If the NV Loan were to default and the borrower is not willing to provide additional capital for the property, we may lose all of our investment, which could have a material adverse effect on our business and operations. During the third quarter 2010, we recorded a $22.3 million provision for loan loss related to the NV Loan.

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

        In July 2010, the FASB issued guidance requiring more robust and disaggregated disclosure about the credit quality of an entity's loans and its allowance for loan losses. The new guidance will significantly expand the existing disclosure requirements and is focused on providing transparency regarding an entity's exposure to credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. The additional disclosures required by this update will be included in the note on real estate debt investments upon adoption.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Revenues

  Interest Income

        Interest income for the three months ended September 30, 2010 totaled $88.8 million, representing an increase of $54.5 million, or 159%, compared to $34.3 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, the increase in interest income was primarily attributable to: (i) the addition of $24.3 million in interest income as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO financing's available for sale securities and real estate debt investments; (ii) the addition of $20.6 million in interest income, of which $13.4 million was related to contractual interest and $7.2 million was related to accretion of the discount, as the result of the July 8, 2010 consolidation of the CSE RE 2006-A CDO financing's real estate debt investments and available for sale securities and (iii) the addition of $10.1 million in interest income as the result of the July 7, 2010 consolidation of the N-Star IX CDO financing's available for sale securities and real estate debt investments offset by a decrease of $0.5 million due to lower asset balances.

  Interest Income—Related Parties

        Interest income from related parties for the three months ended September 30, 2010 totaled $0.1 million, representing a decrease of $4.1 million, or 98%, compared to $4.2 million for the three months ended September 30, 2009. As of January 1, 2010, the consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDOs financing the original non-investment grade notes are no longer accounted for as available for sale securities, resulting in a decrease in interest income—related parties of $4.1 million.

  Rental and Escalation Income

        Rental and escalation income for the three months ended September 30, 2010 totaled $34.3 million, representing an increase of $8.5 million, or 33%, compared to $25.8 million for the three months ended September 30, 2009. The increase was primarily attributable to an increase of approximately $10.0 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest formerly owned by Chain Bridge and an increase in rental income of approximately $0.2 million related to a new lease on one of our properties. The increase in rental and escalation income was partially offset by a decrease of $1.7 million related to lower rents and remaining vacancy on the lease renewal for the Cincinnati, OH property.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the three months ended September 30, 2010 totaled $0.7 million, representing a decrease of approximately $1.2 million, or 63%, compared to $1.9 million for the three months ended September 30, 2009. As of January 1, 2010, the related party advisory and management fee income earned on the N-Star I, N-Star II, N-Star III and N-Star V CDO financings is eliminated as a result of the consolidation of the respective CDO financings. The decrease in advisory and management fee income—related parties is attributable to the elimination of the advisory and management fee income earned on the previously non-consolidated CDO financings.

  Commission Income

        Commission income represents income earned by us for raising equity, through our broker-dealer subsidiary, for the NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT sponsored by us. For the three months ended September 30, 2010, we recorded $1.9 million in commission income related to these capital raising efforts. We had no such commission income for the three months ended September 30, 2009.

  Other Revenue

        Other revenue for the three months ended September 30, 2010 totaled $1.1 million, representing an increase of approximately $0.9 million, or 450%, compared to $0.2 million for the three months ended September 30, 2009. Other revenue for three months ended September 30, 2010 consisted primarily of $1.0 million in exit fees and $0.1 million in other fees. Other revenue for three months ended September 30, 2009 consisted primarily of $0.1 million in exit fees and $0.1 million in unused credit line and draw fees.

Expenses

  Interest Expense

        Interest expense for the three months ended September 30, 2010 totaled $32.2 million, representing an increase of $3.8 million, or 14%, compared to $28.4 million for the three months ended September 30, 2009. The increase in interest was primarily the result of: (i) the addition of $5.0 million in interest expense as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO bonds payable; (ii) the addition of $2.6 million in interest expense as the result of the July 8, 2010 consolidation of the CSE RE 2006-A CDO bonds payable; (iii) the addition of $1.3 million in interest expense as the result of the July 7, 2010 consolidation of the N-Star IX CDO bonds payable; and (iv) $0.6 million in additional interest related to the Term Asset-Backed Securities Loan Facility, or TALF program debt. The increase in interest expense was partially offset by; (i) $1.0 million lower interest on our issued CDO notes and trust preferred debt due to lower average LIBOR rates; (ii) $0.9 million in lower interest as a result of the June 30, 2010 repayment of the Euro-note; (iii) $3.5 million lower interest related to the termination of our unsecured revolving credit line; and (iv) $0.2 million lower interest on our 11.50% and 7.25% exchangeable senior notes due to 2009 repurchases.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for three months ended September 30, 2010 totaled $12.4 million, representing an increase of $8.2 million, or 195%, compared to $4.2 million for three months ended September 30, 2009. The increase was primarily attributable to an increase of approximately $8.4 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest, formerly owned by Chain Bridge and $0.2 million related to the foreclosure of an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA. The increase in real estate property operating expenses was partially offset by a decrease of $0.4 million related to the first mortgage lender foreclosing on the Chatsworth, CA properties during the third quarter of 2009.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the three months ended September 30, 2010 were zero, representing a decrease of $0.8 million, or 100%, compared to $0.8 million for the three months ended September 30, 2009. The decrease was primarily related to the reduced asset management fee rate pursuant to the amended management agreement with Wakefield Capital Management Inc.

  Commission Expense

        Commission expense represents the portion of commission income which is paid to broker dealers with whom we have distribution agreements. For the three months ended September 30, 2010, we recorded $1.4 million in commission expense related to capital raising efforts. We had no such commission expense for the three months ended September 30, 2009.

  Provision for Loan Losses

        Provision for loan losses for the three months ended September 30, 2010 totaled $42.9 million for seven loans, one of which was sold during the period, and included a $0.5 million credit for a loan sold during the fourth quarter 2010. The provision for loan losses for the three months ended September 30, 2010 included $11.6 million for subordinated mortgage interests, $31.7 million for mezzanine loans and a $0.5 million credit for first mortgage whole loans,. Provision for loan losses for the three months ended September 30, 2009 totaled $24.2 million for 10 loans and includes $15.9 million for first mortgage whole loans, $4.0 million for subordinated mortgage interests and $4.3 million for mezzanine loans.

  General and Administrative

        General and administrative expenses for the three months ended September 30, 2010 totaled $19.9 million, representing an increase of $4.3 million, or 28%, compared to $15.6 million for the three months ended September 30, 2009. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended September 30, 2010 totaled $11.9 million, representing an increase of approximately $0.9 million, or 8%, compared to $11.0 million, for the three months ended September 30, 2009. The increase was attributable to a $2.0 million increase related to salaries and accrued cash incentive compensation costs and a $1.1 million decrease related to equity-based compensation. The $2.0 million increase in salaries and accrued compensation was attributable to higher staffing levels in 2010 primarily relating to our broker-dealer subsidiary and internalizing management of our healthcare net lease assets. The $1.1 million decrease in equity-based compensation expense was attributable to a $1.7 million decrease in expense from equity-based awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested. The decrease was partially offset by an additional $0.6 million of equity-based compensation expense related to the long-term incentive component of our incentive compensation plan.

        Auditing and professional fees for the three months ended September 30, 2010 totaled $3.8 million, representing an increase of $1.9 million, or 100%, compared to $1.9 million for the three months ended September 30, 2009. The increase was primarily attributable to an approximately $1.9 million increase relating to the acquisition of CSE RE 2006-A and portfolio management.

        Other general and administrative expenses for the three months ended September 30, 2010 totaled $4.3 million, representing an increase of approximately $1.6 million, or 59%, compared to $2.7 million for the three months ended September 30, 2009. The increase was primarily attributable to legal fees and other costs related to investment initiatives ultimately not consummated of approximately $0.6 million, costs associated with the acquisition of CSE RE 2006-A of approximately $0.3 million, and increased overhead costs of approximately $0.5 million resulting from higher staffing levels primarily relating to our broker-dealer subsidiary and internalizing management of our healthcare net lease assets during the three months ended September 30, 2010.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended September 30, 2010 totaled $8.6 million, representing a decrease of $5.5 million, or 177%, compared to $3.1 million for the three months ended September 30, 2009. The decrease was primarily related to a decrease of $5.5 million related to charges associated with the 2009 foreclosure by the first mortgage lender of the Chatsworth, CA property, and a decrease of $0.3 million related to deferred lease costs and tenant improvements in our net lease portfolio being fully amortized. The decrease was partially offset by $0.3 million of expenses related to 2010 new operating real estate improvements.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in (loss) earnings for the three months ended September 30, 2010 was net losses of $0.1 million, representing a decrease of $2.8 million, compared to net earnings of $2.7 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, we recognized equity in losses of $0.5 million from the LandCap joint venture. The equity in losses was partially offset by equity in earnings of $0.2 million in connection with a net lease joint venture and $0.2 million from our corporate lending joint venture. For the three months ended September 30, 2009, we recognized equity in earnings of $2.7 million including equity in earnings of $2.3 million on a new joint venture related to the conversion of the net lease relationship with one of our healthcare operators to a management agreement which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and the unconsolidated affiliate simultaneously entering into a management contract with a third party operator, equity in earnings of $0.5 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and equity in earnings of $0.1 million in connection with another net lease joint venture. The equity in earnings were partially offset by equity in losses of $0.2 million from the LandCap joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $109.9 million for the three months ended September 30, 2010 to a loss of $198.2 million, compared to a loss of $88.3 million for the three months ended September 30, 2009. The unrealized loss on investments and other for the three months ended September 30, 2010 consisted primarily of unrealized mark-to-market adjustment losses of $80.1 million on various issued CDO bonds payable, $57.8 million unrealized losses on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments, unrealized losses of $35.4 million related to mark-to-market adjustments on various available for sale securities and mark-to-market adjustment losses of $24.8 million on liability to subsidiary trusts issuing preferred securities. The unrealized loss on investment for the three months ended September 30, 2009 consisted primarily of unrealized losses of $86.1 million on various N-Star bonds payable, unrealized losses related mark-to-market adjustments of $16.2 million on liability to subsidiary trusts issuing preferred securities, net losses of $28.7 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and unrealized losses of $2.3 million on our corporate lending joint venture (which is an equity investment that is marked to market). The unrealized losses were partially offset by unrealized gains related to mark-to-market adjustments of $45.0 million on various available for sale securities.

  Realized Gain on Investments and Other

        The realized gain of $26.8 million for the three months ended September 30, 2010 consisted primarily of a realized gain of approximately $13.5 million on the sale of certain available for sale securities, a gain of $7.5 million on the sale of our interest in our middle market corporate lending venture and a net foreign currency translation gain of $6.2 million related to our Euro-denominated investment. The realized gains were partially offset by a realized loss of approximately $0.4 million related to other-than-temporary impairments on certain available for sale securities. The realized gain on investments and other of $29.2 million for the three months ended September 30, 2009 consisted primarily of net realized gains of $5.1 million on the repurchase of $10.0 million of our 7.25% exchangeable senior notes, $8.2 million on the repurchase of $19.3 million of our 11.50% exchangeable senior notes and net realized gains of $15.9 million on the sale of certain available for sale securities.

  Gain on Acquisitions

        On July 8, 2010, the Company consolidated the assets acquired and liabilities assumed of CSE RE 2006-A and recorded a gain of approximately $15.4 million for the three months ended September 30, 2010, resulting from the excess of the fair market value of the net assets acquired over the purchase price. We had no such gain for the three months ended September 30, 2009.

  Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. During the third quarter of 2010, we recorded as held for sale, two real estate owned (or, "REO") parcels of land located in Arizona and an REO multifamily property located in Georgia, which were consolidated as of July 8, 2010, in connection with the acquisition of CSE RE 2006-A. In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina. Accordingly, a loss of $0.1 million and income of $0.7 million, respectively, related to the operations of these properties was reclassified to loss/income from discontinued operations for the three months ended September 30, 2010 and 2009.

Comparison of the Nine months Ended September 30, 2010 to the Nine months Ended September 30, 2009

Revenues

  Interest Income

        Interest income for the nine months ended September 30, 2010 totaled $207.1 million, representing an increase of $100.3 million, or 94%, compared to $106.8 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the increase in interest income was primarily attributable to: (i) the addition of $73.8 million in interest income as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO financing's available for sale securities and real estate debt investments (ii) the addition of $20.6 million in interest income, of which $13.4 million was related to contractual interest and $7.2 million was related to accretion of the discount, as the result of the July 8, 2010 consolidation of CSE RE 2006-A CDO financing's real estate debt investments and available for sale securities and (iii) the addition of $10.1 million in interest income as the result of the July 7, 2010 consolidation of the N-Star IX CDO financing's available for sale securities and real estate debt investments partially offset by: (i) a lower average one-month LIBOR of approximately 11 basis points and lower comparable asset balances resulting in a decrease of approximately $4.2 million in interest income.

  Interest Income—Related Parties

        Interest income from related parties for the nine months ended September 30, 2010 totaled $1.0 million, representing a decrease of $12.1 million, or 92%, compared to $13.1 million for the nine months ended September 30, 2009. As of January 1, 2010, the consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDOs financing the original non-investment grade notes are no longer accounted for as available for sale securities, resulting in a decrease in interest income—related parties of $12.1 million.

  Rental and Escalation Income

        Rental and escalation income for the nine months ended September 30, 2010 totaled $90.0 million, representing an increase of $17.1 million, or 23%, compared to $72.9 million for the nine months ended September 30, 2009. The increase was primarily attributable to an increase of approximately $21.2 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest formerly owned by Chain Bridge and an increase in rental income of approximately $0.5 million related to a new lease on one of our properties offset partially by decreases of $4.1 million related to lower rents and remaining vacancy on the lease renewal for the Cincinnati, OH property and $0.5 million related to the Chatsworth, CA property lease disaffirmation and foreclosure of the properties by the first mortgage lender in 2009.

  Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the nine months ended September 30, 2010 totaled $1.7 million, representing a decrease of approximately $3.7 million, or 69%, compared to $5.4 million for the nine months ended September 30, 2009. As of January 1, 2010, the related party advisory and management fee income earned on the N-Star I, N-Star II, N-Star III and N-Star V CDO financings is eliminated as a result of the consolidation of the respective CDO financings. The decrease in advisory and management fee income—related parties is attributable to the elimination of the advisory and management fee income earned on the previously non-consolidated CDO financings.

  Commission Income

        Commission income represents income earned by us for raising equity, through our broker-dealer subsidiary, for the NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT sponsored by us. For the nine months ended September 30, 2010, we recorded $2.2 million in commission income related to these capital raising efforts. We had no such commission income for the nine months ended September 30, 2009.

  Other Revenue

        Other revenue for the nine months ended September 30, 2010 totaled $2.3 million, representing an increase of $1.7 million, or 283%, compared to $0.6 million for the nine months ended September 30, 2009. Other revenue for nine months ended September 30, 2010 consisted primarily $1.0 million in exit fees, $0.9 million in early redemption fees on available for sale securities and $0.4 million in other fees. Other revenue for nine months ended September 30, 2009 consisted primarily of $0.2 million in exit fees, $0.2 million in late fees and $0.2 million in unused credit line fees.

Expenses

  Interest Expense

        Interest expense for the nine months ended September 30, 2010 totaled $100.1 million, representing an increase of $7.7 million, or 8%, compared to $92.4 million for the nine months ended September 30, 2009. The increase in interest was primarily the result of: (i) the addition of $14.5 million in interest expense as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO bonds payable; (ii) the addition of $2.6 million in interest expense as the result of the July 8, 2010 consolidation of CSE RE 2006-A CDO bonds payable; (iii) the addition of $1.3 million in interest expense as the result of the July 7, 2010 consolidation of the N-Star IX CDO bonds payable; and (iv) $1.2 million in additional interest related to the Term Asset-Backed Securities Loan Facility, or TALF program debt. The increase in interest expense was partially offset by; (i) $6.5 million lower interest on our issued CDO notes and trust preferred debt due to lower average LIBOR rates, 2009 debt repurchases and repayments; (ii) $3.8 million lower interest on our 11.50% and 7.25% exchangeable senior notes due to 2009 repurchases; (iii) $0.7 million in lower interest as a result of the June 30, 2010 repayment of the WA Secured Term Loan; (iv) $0.6 million in lower interest as a result of the June 30, 2010 repayment of the Euro-note; and (v) $0.2 million lower interest related to the termination of our unsecured revolving credit line.

  Real Estate Properties—Operating Expenses

        Real estate property operating expenses for nine months ended September 30, 2010 totaled $25.0 million, representing an increase of $15.9 million, or 175%, compared to $9.1 million for nine months ended September 30, 2009. The increase was primarily attributable to an increase of approximately $17.6 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest, formerly owned by Chain Bridge and $0.1 million related to the foreclosure of an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA. The increase in real estate property operating expenses was partially offset by $1.4 million in lower expenses related to a reduced real estate tax assessment and a decrease of $0.4 million related to the first mortgage lender foreclosing on the Chatsworth, CA properties in during the third quarter of 2009.

  Asset Management Fees—Related Party

        Advisory fees for related parties for the nine months ended September 30, 2010 totaled $0.5 million, representing a decrease of $2.0 million, or 80%, compared to $2.5 million for the nine months ended September 30, 2009. The decrease was primarily related to the reduced asset management fee rate of the management agreement with Wakefield Capital Management Inc.

  Commission Expense

        Commission expense represents the portion of commission income which is paid to broker dealers with whom we have distribution agreements. For the nine months ended September 30, 2010, we recorded $1.7 million in commission expense related to capital raising efforts. We had no such commission expense for the three months ended September 30, 2009.

  Impairment on Operating Real Estate

        Impairment on operating real estate for the nine months ended September 30, 2010 totaled $1.2 million. In April 2010 we foreclosed on an $18.0 million first mortgage loan backed by office collateral located in Philadelphia, PA and recorded an impairment on the foreclosed asset of approximately $1.2 million. We had no such impairment for the nine months ended September 30, 2009.

  Provision for Loan Losses

        Provision for loan losses for the nine months ended September 30, 2010 totaled $136.1 million for 14 loans and included $20.9 million in provision for seven loans sold, or held for sale, during the period net of a $0.8 million credit for a loan sold with a fair market value in excess of its carrying amount and a $0.5 million credit for a loan held for sale with a fair market value in excess of its carrying amount. The provision for loan losses for the nine months ended September 30, 2010 included $37.4 million for first mortgage whole loans, $42.5 million for subordinated mortgage interests, $57.5 million for mezzanine loans and $1.3 million in credits for first mortgage whole loans. Provision for loan losses for the nine months ended September 30, 2009 totaled $62.7 million for 15 loans and included $29.9 million for first mortgage whole loans, $12.0 million for subordinated mortgage interests and $20.8 million for mezzanine loans.

  General and Administrative

        General and administrative expenses for the nine months ended September 30, 2010 totaled $64.2 million, representing an increase of $14.2 million, or 28%, compared to $50.0 million for the nine months ended September 30, 2009. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the nine months ended September 30, 2010 totaled $40.7 million, representing an increase of approximately $6.9 million, or 20%, compared to $33.8 million, for the nine months ended September 30, 2009. The increase was attributable to a $9.3 million increase related to salaries and accrued cash incentive compensation costs and a $2.4 million decrease related to equity-based compensation. The $9.3 million increase in salaries and accrued compensation was attributable to a one-time expense of $3.5 million relating to the separation and consulting agreement with our former COO and higher staffing levels in 2010 primarily relating to our broker-dealer subsidiary and internalizing management of our healthcare net lease assets. The $2.4 million decrease in equity-based compensation expense was attributable to a $4.7 million decrease in expense from equity-based awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested. The decease was partially offset by an additional $1.0 million of equity-based compensation expense related to the accelerated vesting of equity-based awards in connection with the separation agreement with our former COO and a $1.5 million increase in equity-based compensation expense related to the long-term incentive component of our incentive compensation plan.

        Auditing and professional fees for the nine months ended September 30, 2010 totaled $9.2 million, representing an increase of $2.8 million, or 44%, compared to $6.4 million for the nine months ended September 30, 2009. The increase was primarily attributable to approximately a $0.8 million increase in legal fees related to our non-listed and private REITs, a $0.2 million increase in legal fees related to the Chatsworth property foreclosure, a $1.1 million increase in fees relating to capital raising, asset sales and membership redemption in our healthcare portfolio and a $1.3 million increase in legal fees for general corporate work, and portfolio management, partially offset by a decrease of $0.6 million related to 2009 lease restructuring expenses in our healthcare portfolio.

        Other general and administrative expenses for the nine months ended September 30, 2010 totaled $14.3 million, representing an increase of approximately $4.5 million, or 46%, compared to $9.8 million for the nine months ended September 30, 2009. The increase was primarily attributable to costs associated with the acquisition of CSE RE 2006-A of approximately $0.4 million, legal fees and other costs related to investment initiatives ultimately not consummated of approximately $1.3 million, increased income and other taxes of approximately $0.4 million principally related to our Midwest taxable REIT subsidiary, increased costs due to REO properties of $0.6 million, and increased overhead costs of approximately $1.8 million resulting from higher staffing levels primarily relating to our broker-dealer subsidiary and internalizing management of our healthcare net lease assets during the nine months ended September 30, 2010.

  Depreciation and Amortization

        Depreciation and amortization expense for the nine months ended September 30, 2010 totaled $25.5 million, representing a decrease of $8.7 million, or 25%, compared to $34.2 million for the nine months ended September 30, 2009. The decrease was primarily related to a decrease of $7.7 million attributable to the 2009 write-off of certain costs associated with the lease restructuring and termination of one of our operators in our healthcare portfolio, a decrease of $0.8 million related to deferred lease costs and tenant improvements in our net lease portfolio being fully amortized and a decrease of $0.2 million related to charges associated with the 2009 foreclosure by the first mortgage lender of the Chatsworth, CA property. The decrease was partially offset by $0.1 million of expenses related to 2010 new operating real estate improvements.

  Equity in (Loss) Earnings of Unconsolidated Ventures

        Equity in earnings (loss) for the nine months ended September 30, 2010 was net earnings of $6.2 million, representing an increase of $7.7 million, compared to a loss of $1.5 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we recognized equity in earnings of $8.3 million from our corporate lending platform as a result of the joint venture having sold assets with a carrying value of approximately $6.7 million for $15.0 million, $2.5 million from our previously unconsolidated affiliated lessee formed in 2009, resulting from the termination of a lease to a third party in our healthcare real estate portfolio and $0.4 million in connection with a net lease joint venture. The equity in earnings was partially offset by equity in losses of $3.9 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $1.3 million from the LandCap joint venture. For the nine months ended September 30, 2009, we recognized equity in losses of $4.7 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $2.9 million from the LandCap joint venture. The losses were partially offset by equity in earnings of $5.7 million on our new joint venture related to the conversion of the net lease relationship with one of our healthcare operators to a management agreement, which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and the unconsolidated affiliate simultaneously entering into a management contract with a third party operator and $0.4 million in connection with a net lease joint venture.

  Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $208.1 million for the nine months ended September 30, 2010 to a loss of $206.4 million, compared to a gain of $1.7 million for the nine months ended September 30, 2009. The unrealized loss on investments and other for the nine months ended September 30, 2010 consisted primarily of unrealized mark-to-market adjustment losses of $206.3 million on various issued CDO bonds payable, $146.5 million of unrealized losses on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and mark-to-market adjustment losses of $3.6 million on liability to subsidiary trusts issuing preferred securities. The unrealized losses were partially offset by unrealized gains of $150.0 million related to mark-to-market adjustments on various available for sale securities. The unrealized gain on investments for the nine months ended September 30, 2009 consisted primarily of unrealized gains related to mark-to-market adjustments of $55.9 million on various N-Star bonds payable and unrealized gains of $41.4 million on various available for sale securities. The unrealized gains were partially offset by unrealized losses related to mark-to-market adjustments of $32.1 million on our corporate lending joint venture (which is an equity investment that is marked to market), unrealized losses of $42.3 million on liability to subsidiary trusts issuing preferred securities and unrealized net losses of $21.2 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments.

  Realized Gain on Investments and Other

        The realized gain of $109.8 million for the nine months ended September 30, 2010 consisted primarily of a realized gain of approximately $95.9 million on the repayment and extinguishment of our WA Secured Term Loan, net realized gains of approximately $39.5 million on the sale of certain available for sale securities, a gain of $7.5 million on the sale of our interest in our middle market corporate lending venture, a net foreign currency translation gain of $2.8 million related to our Euro-denominated investment, and net realized gains of approximately $0.5 million on the sale of bonds payable. The realized gains were partially offset by a realized loss of approximately $35.3 million related to the 40% participation interest in the principal proceeds of the German Loan granted to the lender upon repayment and extinguishment of our WA Secured Term Loan, a realized loss of approximately $0.4 million on the redemption of available for sale securities, a realized loss of approximately $0.4 million related to other-than-temporary impairments on certain available for sale securities and a $0.3 million realized loss on the termination of an interest rate swap. The realized gain on investments and other of $89.4 million for the nine months ended September 30, 2009, was attributable to net realized gains of $51.3 million on the repurchase of $92.6 million face amount of our 7.25% exchangeable senior notes, $8.2 million on the repurchase of $19.3 million face amount of our 11.5% exchangeable senior notes, net realized gains of $33.7 million on the sale of certain debt securities available for sale offset partially by realized losses of $3.6 million related to the discounted payoff of a first mortgage and a foreign currency translation loss of $0.2 million related to our Euro-denominated investment.

  Gain on Acquisitions

        On July 8, 2010, the Company consolidated the assets acquired and liabilities assumed of CSE RE 2006-A and recorded a gain of approximately $15.4 million for the nine months ended September 30, 2010, resulting from the excess of the fair market value of the net assets acquired over the purchase price. We had no such gain for the nine months ended September 30, 2009.

  Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. During the third quarter of 2010, we recorded as held for sale, two real estate owned (or, "REO") parcels of land located in Arizona and an REO multifamily property located in Georgia, acquired in connection with the acquisition of CSE RE 2006-A. In May 2010, we completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City. In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina. Accordingly, income of $0.1 million and $2.0 million, respectively, related to the operations of these properties was reclassified to income from discontinued operations for the nine months ended September 30, 2010 and 2009.

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

        Our total available liquidity at September 30, 2010 was approximately $265.2 million, including $135.2 million of unrestricted cash and cash equivalents and $130.0 million of uninvested and available funds in our CDO financings, which is available only for reinvestment within the CDO structures. On June 30, 2010, we fully repaid and extinguished, at a discount to the outstanding principal amount, our WA Secured Term Loan, which was fully recourse to us, having an outstanding principal balance of approximately $304.0 million and secured by assets having an aggregate unpaid principal balance of approximately $458.6 at the time of the payoff. We paid approximately $208.0 million of cash and granted the lender a 40% participation interest in the principal proceeds of the German Loan owned by us that is collateralized by a German retail portfolio. Additionally, the lender agreed to use commercially reasonable efforts to provide us and/or our affiliates with a new credit facility which is expected to have a minimum availability of $200.0 million.

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

        On July 10, 2010, we were notified by Inland American that Inland American desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the 34 property senior housing portfolio by October 9, 2011, then Inland American may undertake a sale process for the portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011, in which case all future net cash flow to the common members of NRF Healthcare, LLC will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. We are currently in discussions with Inland American and other third-parties regarding a possible recapitalization of NRF Healthcare, LLC.

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

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our CDO financing structures generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. The reinvestment periods, which allow us to reinvest principal payments on the underlying assets into qualifying replacement collateral and is instrumental in maintaining OC and IC ratios, for our N-Star CDO I, II, III, IV and V have expired, and, for our N-Star CDO VI, N-Star CDO VII, N-Star CDO VIII and N-Star CDO IX will expire in June 2011, June 2011, February 2012 and June 2012, respectively. Since we are or will be unable to reinvest principal in these CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO. Following the conclusion of the reinvestment period in these CDOs, our ability to maintain the OC and IC ratios will be negatively impacted. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our CDO financings in order to preserve cash flow. As of September 30, 2010, three of our CDOs, N-Star CDO I, II and CSE RE 2006-A were not in compliance with their respective OC and IC tests in our CDO financings. We expect that very weak economic conditions, lack of capital for commercial real estate, decreasing real estate values and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in 2010 and in the future.

        The following is a summary of our CDO cash distribution and coverage tests as of September 30, 2010:

		Cash Distributions(1)	Quarterly Interest Coverage Cushion(2)	Overcollateralization Cushion
	Primary Collateral Type	Quarter Ended September 30, 2010	September 30, 2010	September 30, 2010	At Offering(3)
N-Star I	CMBS	$32	$69	$(2,227)	$8,687
N-Star II	CMBS	0	(182)	(7,867)	10,944
N-Star III	CMBS	1,581	1,715	31,521	13,610
N-Star IV	Loans	2,111	2,474	91,339	19,808
N-Star V	CMBS	1,183	1,335	28,100	12,940
N-Star VI	Loans	1,108	3,452	49,496	17,412
N-Star VII	CMBS	2,235	1,793	29,196	13,966
N-Star VIII	Loans	3,778	5,279	130,421	42,193
N-Star IX	CMBS	2,153	2,445	53,812	24,516
CSE RE 2006-A	Loans	0	8,008	(123,693)	(151,595)

Table shows cash distributions to the retained income notes. Interest coverage and overcollateralization coverage to the most constrained class.

(1)
Cash distributions are exclusive of senior management fees which are not subject to the coverage tests.

(2)
Quarterly interest cushion and overcollateralization cushion from remittance report issued on date nearest to September 30, 2010.

(3)
CSE RE 2006-A based on trustee report as of June 24, 2010.

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

        During the three and nine months ended September 30, 2010, we did not issue any shares pursuant to our equity distribution agreement with JMP.

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

        During the three months end September 30, 2010, we issued a total of 24,053 common shares pursuant to the Plan for a gross sales price of approximately $0.1 million. During the nine months end September 30, 2010, we issued a total of 72,534 common shares pursuant to the Plan for a gross sales price of approximately $0.3 million.

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

Cash Flows

        The net cash provided by operating activities was $27.5 million for the nine months ended September 30, 2010 compared to the net cash flow provided by operating activities of $46.4 million for the nine months ended September 30, 2009. The decrease was primarily due to the lower LIBOR rates and lower spreads on our lending assets which decreased interest income generated from our asset base.

        The net cash flow provided by investing activities was $124.5 million for the nine months ended September 30, 2010 compared to the net cash used in investing activities of $16.7 million for the nine months ended September 30, 2009. The primary source of cash flow provided by investing activities in 2010 was proceeds from the sale of real estate debt investments, real estate debt pay downs and the disposition of available for sale securities. The primary uses of cash flow used by investing activities in 2009 were the origination or acquisition of real estate debt investments, and the acquisition of real estate securities.

        The net cash flow used by financing activities was $155.7 million for the nine months ended September 30, 2010 compared to cash used by financing activities of $55.3 million of cash used by financing activities for the nine months ended September 30, 2009. The primary use of cash flow by financing activities was the WA Secured Term Loan repayment and the pay down of bonds. Net cash flow used in financing activity in 2009 was primarily related to the repurchase of our bonds and repayments on our credit facilities.

  Contractual Obligations and Commitments

        As of September 30, 2010, we had the following contractual commitments and commercial obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year	2 - 3 years	4 - 5 years	After 5 Years
Mortgage notes	$802,282	$1,945	$150,172	$56,318	$593,847
Mezzanine loan payable	2,553	71	656	748	1,078
Exchangeable senior notes(1)	128,915	—	68,165	60,750	—
Bonds payable	4,635,734	—	—	—	4,635,734
Secured term loan	36,881	—	22,199	14,682	—
Liability to subsidiary trusts issuing preferred securities	280,133	—	—	—	280,133
Capital leases(2)	11,265	46	364	364	10,491
Operating leases	67,495	1,464	11,433	11,380	43,218
Outstanding unfunded commitments(3)	56,502	44,647	11,855	—	—
Estimated interest payments	592,010	35,022	258,604	204,103	94,281

Total contractual obligations	$6,613,770	$83,195	$523,448	$348,345	$5,658,782

(1)
$68.2 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require us to repurchase the notes on June 15, 2012.

(2)
Includes interest on the capital leases.

(3)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $56.5 million, of which a minimum of $53.0 million will be funded within our existing CDO financings. Fundings are categorized by estimated funding period. Assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining future funding requirements would be approximately $3.5 million over the next two years.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth and a minimum level of liquidity. As of September 30, 2010, we were in compliance with all financial and non-financial covenants in our debt agreements.

Recent Developments

Dividends

        On October 19, 2010, we declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on November 15, 2010 to the stockholders of record as of the close of business on November 5, 2010.

NIOR

        On October 18, 2010, NIOR, an unconsolidated entity in which we have an equity investment, completed a merger with NorthStar Real Estate Income Trust, Inc., ("NSREIT") a consolidated subsidiary of ours and each a commercial finance REIT sponsored by us, with NSREIT being the surviving entity. As a result of the merger, we will deconsolidate NSREIT and will have an equity investment in the surviving entity of approximately $2.1 million as of October 18, 2010. We will accounts for its investment in NSREIT under the equity method of accounting.

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

  •
  An adjustment to reverse the effects of acquisition gains or losses.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Funds from Operations:
Income from continuing operations before extraordinary item	$(146,799)	$(66,429)	$(124,959)	$37,441
Non-controlling interest in joint ventures	(1,853)	(2,555)	(8,780)	(6,995)

Consolidated net Income/(loss) before non-controlling interest in operating partnership	(148,652)	(68,984)	(133,739)	30,446
Adjustments:
Preferred stock dividends	(5,231)	(5,231)	(15,694)	(15,694)
Depreciation and amortization	8,621	3,148	25,467	34,217
Funds from discontinued operations	(46)	1,220	52	3,677
Real estate depreciation and amortization—unconsolidated ventures	237	247	711	741

Funds from Operations	$(145,071)	$(69,600)	$(123,203)	$53,387

Adjusted Funds from Operations:
Funds from Operations	$(145,071)	$(69,600)	$(123,203)	$53,387
Straight-line rental income, net	(341)	(562)	(1,248)	(1,733)
Straight-line rental income, discontinued operations	—	—	—	—
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(18)	(22)	(63)	(79)
Amortization of equity-based compensation	3,894	5,007	13,133	15,471
Amortization of above/below market leases	(213)	(304)	(691)	(466)
Unrealized (gains)/losses from mark-to-market adjustments	169,431	83,351	135,654	(15,059)
Unrealized (gains)/losses from mark-to-market adjustments, unconsolidated ventures	—	1,652	3,357	10,145
Gain from acquisitions	(15,363)	—	(15,363)	—

Adjusted Funds from Operations	$12,319	$19,522	$11,576	$61,666

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

 Return on Average Common Book Equity
(including and excluding G&A and one-time items)
(dollars in thousands)

		Three Months Ended September 30, 2010	Annualized September 30, 2010		Year Ended December 31, 2009
Adjusted Funds from Operations (AFFO)		$12,319	$49,276	[A]	$82,545
Plus: General & Administrative Expenses		19,971			70,542
Less: Equity-Based Compensation included in G&A		3,894			20,474
Less: Bad debt expense included in G&A		—			1,554

AFFO, excluding G&A		28,396	113,584	[B]	131,059
Average Common Book Equity & Operating Partnership Non-Controlling Interest(1)	[C]	$1,297,653			$1,194,310
Return on Average Common Book Equity (including G&A)	[A]/[C]	3.8%			6.9%
Return on Average Common Book Equity (excluding G&A)	[B]/[C]	8.8%			11.0%

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of September 30, 2010, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $28.3 million offset by an increase in our interest expense of approximately $22.5 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

Derivatives and Hedging Activities

        We use derivatives primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings and financial support from the U.S. Government. At September 30, 2010, our counterparties hold approximately $33.5 million of cash margin as collateral against our swap contracts.

        In January 2008, we elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. As a result, the changes in fair value of these financial instruments are now recorded in earnings and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended September 30, 2010 and 2009, we recorded, in earnings, a mark-to-market unrealized loss of $28.2 million and an unrealized loss of $22.4 million, respectively, for the non-qualifying interest rate swaps. For the three months ended September 30, 2010 and 2009, we recorded a $1.9 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively. For the nine months ended September 30, 2010 and 2009, we recorded, in earnings, a mark-to-market unrealized loss of $70.4 million and an unrealized loss of $3.6 million, respectively, for the non-qualifying interest rate swaps. For the nine months ended September 30, 2010 and 2009, we recorded a $4.7 million and a $4.2 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize our derivative financial instruments that were designated as cash flow hedges of interest rate risk as of December 31, 2009 (in thousands):

	Number of Instruments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2009	10	$90,749	$(7,691)	4.18% - 5.08%	March 2010 - August 2018

        The following tables summarize our derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of September 30, 2010 and December 31, 2009 (in thousands):

	Number of Instruments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of September 30, 2010	64	$2,709,565	$(256,923)	0.36% - 7.00%	December 2010 - October 2019
As of December 31, 2009(1)	22	$897,335	$(59,353)	0.34% - 5.63%	May 2010 - June 2018

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

Exhibit Number	Description of Exhibit
10.15	Indenture dated as of June 18, 2007, between NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
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
10.28
Separation and Consulting Agreement, dated January 25, 2010, between NorthStar Realty Finance Corp. and Richard J. McCready (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on January 25, 2010)
10.29
Letter Agreement, dated June 30, 2010, by Wells Fargo Bank, National Association and Wells Fargo Bank, N.A., London Branch (as successor-by-merger to Wachovia Bank, N.A. (London Branch)), as acknowledged and agreed by NorthStar Realty Finance Corp. and certain of its Affiliates and Subsidiaries (incorporated by reference to Exhibit 10.29 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.30
Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

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

NORTHSTAR REALTY FINANCE CORP.
Date: November 4, 2010	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ ANDREW C. RICHARDSON Andrew C. Richardson Chief Financial Officer