Form 10-K
period 2010-12-31
NORTHSTAR REALTY
filed 2011-02-25
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32330

NorthStar Realty Finance Corp.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	11-3707493 (I.R.S. Employer Identification No.)
399 Park Avenue, 18th Floor New York, New York (Address of Principal Executive Offices)	10022 (Zip Code)

(212) 547-2600
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
8.75% Series A Cumulative Redeemable
Preferred Stock, $0.01 par value	New York Stock Exchange
8.25% Series B Cumulative Redeemable
Preferred Stock, $0.01 par value	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, was $205,907,287. As of February 24, 2011, the registrant had issued and outstanding 77,175,882 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ending December 31, 2010, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in this Annual Report on Form 10-K beginning on page 15. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I

Item 1.    Business

Our Company

        We are a real estate finance company that has focused primarily on originating, investing in and managing commercial real estate debt, commercial real estate securities and net lease properties. We have invested in those areas of commercial real estate that enabled us to leverage our real estate investment expertise, utilize our broad capital markets knowledge, and capitalize on our ability to employ innovative financing structures. We believe that our three principal business lines are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to apply similar asset management skills to maximize value and to protect capital. We conduct our operations so as to qualify as a real estate investment trust, or a REIT, for federal income tax purposes. In this Annual Report, "we" or the "Company" means NorthStar Realty Finance Corp. and its consolidated subsidiaries, unless the context otherwise requires.

        The U.S. economy is continuing to experience high unemployment and low economic growth compared to historical periods. These conditions were precipitated by the collapse of the U.S. residential real estate sector in 2007, and continue to have a negative impact on commercial real estate fundamentals. During 2010, liquidity began to return to commercial real estate debt and equity markets despite these poor economic conditions; however, many investors remain cautious in providing capital to legacy commercial real estate finance companies, like us, until the economic outlook becomes more clear. Our priorities are to actively manage portfolio credit to preserve capital, generate and recycle liquidity from existing assets, reduce leverage by purchasing our issued debt at discounts to par, make opportunistic investments and to access new investment capital through channels other than the listed public capital markets, such as the non-traded REIT market.

        Since 2008, most of our new investment activities have been funded using proceeds from repayments and sales of investments within our portfolio. During 2010, we began raising equity capital in the non-traded REIT sector. We sponsor and are the advisor of NorthStar Real Estate Income Trust, Inc. ("NSREIT"), a registered and non-listed REIT that is currently raising capital via a continuous offering. We also have filed a registration statement on Form S-11for NorthStar Senior Care Trust, Inc., a non-listed REIT that intends to invest in loans and real estate focused on the healthcare sector. We earn fees for managing these REITs and expect that a portion of our new investment activities will be conducted on behalf of these sponsored companies.

        The following describes the major commercial asset classes in which we have invested and which we continue to actively manage to maximize value and to preserve our capital. Beginning in the second half of 2007 and continuing throughout 2010, we significantly reduced new investment activity in our company, which was generally limited to a level supported by recycled capital from repayments and asset sales.

        For financial information regarding our reportable segments, see Note 20, Segment Reporting, in our accompanying Consolidated Financial Statements for the year ended December 31, 2010.

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

        We have built a franchise with a reputation for providing capital to high quality real estate investors who want a responsive and flexible balance sheet lender. Given that we are a lender who does not generally seek to sell or syndicate the full amount of the loans we originate, we are able to maintain flexibility in how we structure loans that meet the unique needs of our borrowers. Typical commercial mortgage-backed securities, or CMBS, and other conduit securitization lenders generally could not provide these types of loans because of constraints within their funding structures and because they usually originated loans with the intent to sell them to third parties and relinquish control. Additionally, our centralized investment organization has enabled senior management to review potential new loans early in the origination process which, unlike many large institutional lenders with several levels of approval required to commit to a loan, allowed us to respond quickly and provided a high degree of certainty to our borrowers that we would close a loan on terms substantially similar to those initially proposed. We believe that this level of service has enhanced our reputation in the marketplace. In addition, we believe the early and active role of senior management in our investment process has been key to maximizing recoveries of invested capital from our investments and ability to be responsive to changing market conditions. As of December 31, 2010, our average funded loan size was $18.9 million and we managed 143 separate commercial real estate loans with a carrying value of $1.8 billion.

        The collateral underlying our real estate debt investments consists largely of income-producing real estate assets, properties that require some capital investment to increase cash flows, or assets undergoing repositionings or conversions, and may involve vertical construction or unimproved land. We seek to make real estate debt investments that offer the most attractive risk-adjusted returns and evaluate the risk based upon our underwriting criteria, sponsorship and the pricing of comparable investments. We have accessed the asset-backed markets to match-fund our real estate debt investments with non-recourse, term debt liabilities which were structured as collateralized debt obligations ("CDOs"). These CDO transactions are flexible financing structures that have typically permitted us to re-invest proceeds from asset repayments for a five-year period after issuance with no repayment of the term debt, subject to certain criteria; thereafter, the CDO is repaid when the underlying assets pay off. In addition to these CDO financings, we have utilized secured term financings and credit facilities to finance real estate debt investments.

  Targeted Investments

        Our real estate debt investments typically have many of the following characteristics: (i) terms of two to ten years inclusive of any extension options; (ii) collateral in the form of a first mortgage or a subordinate interest in a first mortgage on real property, a pledge of ownership interests in a real estate owning entity or a preferred equity investment in a real estate owning entity; (iii) investment amounts of $5 million to $100 million; (iv) floating interest rates priced at a spread over LIBOR or fixed interest rates; (v) an interest rate cap or other hedge to protect against interest rate volatility; and (vi) an intercreditor agreement that outlines our rights relative to other investors in the capital structure of the transaction and that typically provides us with a right to cure any defaults to the lender of those tranches senior to us and, under certain circumstances, to purchase senior tranches.

  Investment Process for Real Estate Debt

        We have employed a standardized investment and underwriting process that focuses on a number of factors in order to ensure each investment is being evaluated appropriately, including: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of the underlying real estate collateral, including tenant rosters, lease terms, zoning, operating costs and the asset's overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the collateral; (iv) the operating expertise and financial strength of the sponsor or borrower; (v) real estate and leasing market conditions affecting the asset; (vi) the cash flow in place and projected to be in place over the term of the loan; (vii) the appropriateness of estimated costs associated with rehabilitation or new construction; (viii) a valuation of the property, our investment basis relative to its value and the ability to liquidate an investment through a sale or refinancing of the underlying asset; (ix) review of third-party reports including appraisals, engineering and environmental reports; (x) physical inspections of properties and markets; and (xi) the overall legal structure of the investment and the lenders' rights.

        We may originate and structure debt investments directly with borrowers or may acquire loans from third parties. In the past we emphasized direct origination of our debt investments because this allows us a greater degree of control in loan structuring and in potential future loan modification or restructuring negotiations, provides us the opportunity to create subordinate interests in the loan, if desired, that meet our risk-return objectives, allows us to maintain a more direct relationship with our borrowers and provides an opportunity for us to earn origination and other fees. We believe that the continued lack of available debt capital for commercial real estate and sub-par economic conditions may present opportunities to obtain attractive terms from both new directly-originated loans and from pre-existing loans acquired from third-party originators, who may be motivated to sell due to liquidity needs or who are exiting the business.

        At December 31, 2010 we held the following real estate debt investments (dollars in thousands):

December 31, 2010	Principal Balances	Carrying Value(1)(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR(3)	Average Spread Over Prime	Number of Investments
Whole loans, floating rate—LIBOR	$1,533,352	$1,042,194	56.5%	—%	2.79%	—%	71
Whole loans—floating rate—prime	106,279	17,417	0.9%	—	—	3.32%	3
Whole loans, fixed rate	211,565	107,419	5.8%	5.76%	—	—	27
Subordinate mortgage interests, floating rate	220,444	143,153	7.8%	—	3.06%	—	10
Subordinate mortgage interests, fixed rate	74,443	46,805	2.5%	7.62%	—	—	3
Mezzanine loans, floating rate	387,183	305,901	16.6%	—	2.76%	—	16
Mezzanine loan, fixed rate	153,027	140,956	7.7%	5.65%	—	—	7
Preferred—Float	17,444	17,444	0.9%	—	4.00%	—	1
Other loans—floating	11,460	11,460	0.6%	—	2.50%	—	2
Other loans—fixed	12,152	12,152	0.7%	6.44%	—	—	3

Total/Weighted average	$2,727,349	$1,844,901	100.0%	6.05%	2.82%	3.32%	143

(1)
Approximately $1.7 billion of these investments serve as collateral for the Company's CDO financings, $44.0 million is financed under a borrowing facility and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $48.5 million related to these investments. The Company expects that a minimum of $45.5 million of these future fundings will be funded within the Company's existing CDO financings and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on future funding requirements would be approximately $3.0 million.

(2)
Includes $18.7 million in real estate debt investments, held for sale.

(3)
Approximately $525.2 million of the Company's real estate debt investments have a weighted-average LIBOR rate floor of 2.08%

        The following charts display our loan portfolio by collateral type and by geographic location:

Loan Portfolio by Collateral Type	Loans by Geographic Location

Real Estate Securities

  Overview

        Our real estate securities business has historically invested in, created and managed portfolios of commercial real estate debt securities, which we have financed by raising third-party capital in transactions structured as CDOs. These securities include CMBS, debt obligations of REITs and term debt transactions backed primarily by commercial real estate securities, or CRE CDOs. Substantially all of our securities investments have explicit credit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies (Moody's Investors Service, Standard & Poor's Ratings Services, Inc. and Fitch Ratings, generally referred to as rating agencies), and were typically rated investment grade at the time of purchase. In addition to these securities, our CDOs may also invest in bank loans to REITs and real estate operating companies, real estate whole loans, or subordinate debt investments such as B-Notes and mezzanine loans.

        We seek to mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in carry similar credit ratings and reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. While the expected yield on our securities investments is sensitive to the performance of the underlying assets, the more subordinated securities, in the case of CMBS, and the issuer's underlying equity, in the case of REIT securities, are designed to bear the first risk of default and loss. In addition to diversification by issuer and security within our CDOs, the underlying real estate portfolios represented by each such security are further diversified by number of properties, property type, geographic location, and tenant composition. We further seek to minimize credit risk by monitoring the real estate securities portfolios of our term debt issuances and the underlying credit quality of their holdings.

        The average rating of our securities investments was B/B2 as of December 31, 2010. In addition, our securities portfolio had an average investment size of approximately $3.4 million as of December 31, 2010.

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

        REIT Fixed Income Securities:    Substantially all of our long-term investments in REIT fixed income securities consist of non-amortizing senior unsecured notes issued by equity REITs. REITs own a variety of property types with a large number of companies focused on the office, retail, multifamily, industrial, healthcare and hotel sectors. REIT senior unsecured notes typically incorporate protective financial covenants and have credit ratings issued by one or more rating agencies. We may also invest in junior unsecured debt, preferred equity or common equity of REITs.

        Commercial Real Estate CDOs:    Commercial real estate term CDOs (also referred to as CRE CDO's) are debt obligations typically collateralized by a combination of CMBS and REIT unsecured debt. CRE CDOs may also include real estate whole loans, B-notes and other asset-backed securities as part of their underlying collateral. These assets are held within a special-purpose vehicle that issues rated liabilities and equity in private securities offerings. We have used the CRE CDO markets to finance a majority of our real estate loans and securities investments.

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

        When evaluating a CMBS pool backed by a large number of loans, we combine real estate analysis on individual loans with stress testing of the portfolio under various sets of default and loss assumptions. First, we identify a sample of loans in the pool which are subject to individual analysis. This sample typically includes the largest 10 to 15 loans in the pool, as well as loans selected for higher risk characteristics such as low debt service coverage ratios, properties located in weaker markets, or properties that exhibit greater cash flow volatility such as hotels. We also may review a random sample of small to medium sized loans in the pool. The loans in the sample are typically analyzed based on available information including underwriter reports, servicer reports and third- party information providers, as well as any additional market or property level information that we are able to obtain including information that may be available from our other business lines. Each loan in the sample is assigned a risk rating, which affects the default assumption for that loan in our stress test. A loan with the highest risk rating is assumed to default and suffer a loss whereas loans with better risk ratings are assigned a lower probability of default. The stress tests we run allow us to determine whether the bond class in which we are investing would suffer a loss under the stressed assumptions.

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

        At December 31, 2010, we held the following real estate securities investments:

December 31, 2010	Carrying Value	Estimated Fair Value
CMBS	$2,040,582	$1,392,099
Third party CDO notes	174,537	37,213
REIT debt	222,112	236,958
Trust preferred securities	34,917	24,784

Total	$2,472,148	$1,691,054

        The following charts display our CMBS assets under management by vintage and our on-balance sheet securities assets under management by asset type based on par values.

CMBS AUM by Vintage	Securities AUM

Core Net Lease

  Overview

        Our core net lease strategy has historically involved investing primarily in office, industrial and retail properties across the United States that are net leased long term to corporate tenants. Net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation. Accordingly, we target properties that are located in primary or secondary markets with strong demand fundamentals, and that have a property design and location that make them suitable and attractive for alternative tenants.

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

        During 2009 and 2010, we made no new net lease investments because our increased cost of capital relative to prior years continues to make investing in net lease assets uneconomical. Our primary focus in this area during 2010 was to actively manage our existing asset base by focusing on leasing vacant space and working toward tenant renewals. Weak economic conditions are currently causing difficulties in leasing vacant space and in obtaining attractive lease rates from prospective tenants. Based on current capital markets and economic conditions we do not expect new net lease investing to be a material part of our business in the near future.

  Healthcare Net Lease

        We own and manage a portfolio of healthcare net lease assets, a majority of which are assisted living facilities with the remainder comprised of skilled nursing facilities, a medical campus and a medical office building. We initially entered the healthcare net lease business in 2006 through a joint venture, and in 2009 acquired our partner's interest and hired a senior management team that was formerly employed by our partner who also managed the assets. Our management team has significant experience investing in a wide variety of healthcare properties, ranging from low-acuity assisted living facilities to higher-acuity skilled nursing facilities. We have historically sought out opportunities to acquire individual assets or portfolios of assets from local or regionally-focused owner/operators with established track records and in markets where barriers to entry exist. The assets typically have been purchased from and leased back to private operators under long-term net leases. We believe that our management team that is focused on this sector provides us a competitive advantage because of its extensive relationships in the industry and its knowledge of and experience in operating, owning and lending to healthcare-related assets.

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

        Our healthcare net lease investments were underwritten utilizing a comprehensive analysis of the profitability of a targeted business or facility, its cash flow, occupancy, patient and payer mix, financial trends in revenues and expenses, barriers to competition, the need in the market for the type of healthcare services provided by the business or the facility, the strength of the location and the underlying value of the business or the facility, as well as the financial strength and experience of the management team of the business or the facility.

        Our core and healthcare net lease investments are principally financed with non-recourse first mortgages having terms approximately matching the term of the underlying leases.

  Our Net Lease Investments

        At December 31, 2010, we held the following net lease investments (dollars in thousands):

Type of Property	Number of Properties	Carrying Value	Percentage of Aggregate Carrying Value
Healthcare	100	$581,655	59.7%
Office	14	248,981	25.5
Retail	11	51,402	5.3
Investment in unconsolidated joint venture-office/flex(1)	3	23,191	2.4
Office/Flex	1	29,531	3.0
Distribution center	1	23,127	2.4
Retail/Office	1	3,366	0.3
Real estate owned	4	13,141	1.4

Total(2)	135	$974,394	100.0%

(1)
Our investment in the unconsolidated net lease joint venture is $6.2 million.

(2)
Includes $13.1 million of operating real estate reclassified to assets of properties held for sale at December 31, 2010.

NRF Capital Markets

        NRF Capital Markets, LLC, or NRF Capital Markets, is our wholly-owned subsidiary wholesale broker-dealer located in Denver, CO. NRF Capital Markets was formed in 2009 to distribute equity of our sponsored REITs in the non-traded REIT sector, and is currently raising equity capital for NSREIT. We expect that NRF Capital Markets will in the future assist us in accessing diverse sources of capital for companies that may be sponsored and managed by us, such as for NSREIT and NorthStar Senior Care Trust, Inc.

        During 2010, we filed a registration statement on Form S-11for NorthStar Senior Care Trust, Inc., a REIT which will target healthcare property and debt investments. We intend to raise equity for this company in the non-traded REIT market and to use our expertise in the healthcare sector to make investments.

Business Strategy

        Our long-term primary objectives are to make real estate-related investments that increase our franchise value, produce attractive risk-adjusted returns and generate predictable cash flow for distribution to our stockholders. The recent global economic recession has required us to focus on preserving capital and managing liquidity. Although the capital markets for commercial real estate performed well during 2010 and banks began to originate new loans for securitization, as a legacy commercial mortgage finance company with assets primarily originated prior to 2008, we cannot currently raise large amounts of corporate equity capital at attractive levels. We are observing continued weak performance levels in our asset base due to poor economic and employment conditions and expect that investors will wait until economic conditions have strengthened before investing more significantly in legacy finance REITs. We believe that we have created a franchise that derives a competitive advantage from the combination of our real estate, credit underwriting and capital markets expertise, which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. We hope that our reputation in the marketplace will enable us to be early in raising corporate capital when market conditions improve. We will also seek to conduct certain new investment activities, where possible, in managed vehicles using equity capital raised primarily from sources other than from our balance sheet, such as in the non-traded REIT sector. During 2010, we began raising capital for non-traded REITs sponsored by us, and believe that our fixed income investment strategy and expertise is unique in that market. If we are successful in raising capital for these managed vehicles, we believe that these structures could provide a higher return on our invested equity capital due to the management and incentive fees that may be generated, and would broaden our sources of capital so that we would be less reliant on the public equity markets to grow our business.

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

        Our investment and portfolio management processes are centralized and overseen by our senior management team. We have formal guidelines which require senior management approval for all new investments, and Board approval is required for investments exceeding size and concentration limits. Senior management also reviews and approves portfolio management strategies including loan modification and workout situations.

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

        In a CDO financing, rated bonds are issued and backed by pools of securities or loan collateral originated or acquired by us. The bonds are non-recourse and the interest income from the collateral is used to service the interest cost on the rated bonds. After a reinvestment period, which is typically five years, principal from collateral payoffs is used to amortize the notes, so there is no maturity risk. We typically have sold all of the investment-grade rated CDO bonds, and retain the non-investment grade classes as our "equity" interest in the financing. CDO financings provided low cost financing because the most senior bond classes were rated "AAA/Aaa" by the rating agencies at the time of issuance.

        Net lease investments are generally match-funded with non-recourse first mortgage debt representing approximately 75% to 80% of the total value of the investment. We seek to match the term of the financing with the remaining lease term.

        During 2010, the CMBS new issue market began to recover, with approximately $10 billion of issuance. Many experts expect at least $30-$40 billion of new CMBS issuance for 2011. These levels are well below the over $200 billion issued in each of 2006 and 2007, but are comparable to the $26-$77 billion of annual issuance experienced between 1996 and 2003. There have not yet been any new CRE CDO financings, but the corporate collateralized loan (CLO) market, which has a similar structure to CRE CDOs, is issuing new financings. We believe the real estate securitization markets are in the early stages of recovery, and will again provide attractive match-funded debt capital. We believe that our credit track record and reputation with bank lenders and the securitization markets could enable us to be an early user of this capital if it becomes available for independent finance companies like us.

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

        We closely monitor our securities investments by using sophisticated third- party applications that are designed to screen for performance issues in the loan collateral underlying the securities. We also utilize our capital markets expertise to seek opportunities to sell securities investments which we believe the market is valuing too highly relative to the underlying risk.

        We closely monitor our net lease assets to ensure, among other things, the tenants are complying with the terms of their respective leases, and seek to enter into renewal discussions with tenants well in advance of lease expirations. We also physically inspect these assets regularly so that we can ensure that the tenants are maintaining the assets as required.

        Poor economic conditions have negatively impacted commercial real estate cash flows and valuations. During 2010, debt and equity capital began returning to the real estate markets, especially in supply-constrained urban areas such as New York City, Washington, DC and Boston, MA, and to asset types expected to benefit most immediately from an economic recovery, such as hotels and apartments. Although investors and lenders appear more confident in a few select markets, many of our assets are continuing to experience stress and have not benefited from the early signs of recovery in real estate. We expect a broader improvement in real estate conditions during 2011, but also anticipate that credit management will remain challenging.

        As of March 2011, we will be added to Standard and Poor's Select Service list as an approved special servicer. This designation provides us with the ability to provide asset management services to CMBS securitizations rated by S&P relating to troubled or defaulted mortgages underlying the securitization.

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

        We believe that we are not, and intend to conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have been, and intend to continue to rely on current interpretations of the staff of the Securities and Exchange Commission, or the SEC, in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we utilize, see "Item 1A—Risk Factors—Maintenance of our Investment Company Act exemption imposes limits on our operations."

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

        On April 20, 2010, NRF Capital Markets became registered with the SEC and a member of the Financial Industry Regulatory Authority, or FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, or SROs, principally FINRA, that adopt and amend rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

        As a registered broker-dealer, NRF Capital Markets is required by federal law to be a member of the Securities Investor Protection Corporation, or SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. In anticipation of inadequate SIPC fund levels during the current economic environment, our broker-dealer subsidiary will be required to pay 0.25% of net operating revenues as a special assessment. As of December 31, 2010, we have incurred an immaterial amount of special assessment charges. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

        In addition, as a registered broker-dealer and member of FINRA, NRF Capital Markets is subject to the SEC's Uniform Net Capital Rule 15c3-1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer's position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer's net capital.

        The U.S. Government, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation, Securities and Exchange Commission and other governmental and regulatory bodies have taken or are considering taking actions in response to the recent financial crisis. We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. In July 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, was passed by the U.S. Congress and signed into law. Certain aspects of Dodd-Frank provide strengthened regulations for business activities we are engaged in. For example, Dodd-Frank contains laws affecting the securitization of mortgages with requirements for risk retention by originators and/or sponsors of mortgage securitization and laws affecting credit rating agencies. We are unable to predict at this time how this legislation, as well as other laws that may be adopted in the future, will impact the environment for financing and investing for CMBS and/or mortgage loans, the securitization industry, interest rate swaps and other derivatives as much of the Dodd-Frank's implementation will likely require numerous implementing regulations and other rulemaking by government regulators. However, at minimum, we believe that Dodd-Frank and the regulations to be promulgated thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

        In the judgment of management, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Competition

        We have in the past been subject to significant competition in seeking real estate investments. Historically, we have competed with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, private institutional funds, hedge funds, private opportunity funds, investment banking firms, CMBS lenders, governmental bodies and other entities. In addition, there are other REITs with asset investment objectives similar to ours and others may be organized in the future, and in 2009 three commercial finance REITs with strategies similar to ours went public. Some of these competitors, including larger REITs and the recently-public REITs with no legacy asset issues, have substantially greater financial resources than we do and generally may be able to accept more risk. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

        Additionally, future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms.

Employees

        As of December 31, 2010, NorthStar had 91 employees. Management believes that a major strength of NorthStar is the quality and dedication of our people. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees.

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

 Risks Related to Our Businesses

The commercial real estate finance industry has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions in the U.S. generally.

        The U.S. economy is continuing to experience high unemployment and low economic growth compared to historical periods. These conditions were precipitated by the collapse of the U.S. residential real estate sector in 2007, and continue to have a negative impact on commercial real estate fundamentals. During 2010, liquidity began to return to commercial real estate debt and equity markets despite these poor economic conditions; however, many investors remain cautious in providing capital to legacy commercial real estate finance companies, like us, until the economic outlook becomes clearer. Although we are hopeful that the financial markets will continue to improve, a worsening of these conditions would likely exacerbate any adverse effects the market environment may have on us, on others in the commercial real estate finance industry and on commercial real estate generally.

Liquidity is essential to our businesses and we rely on outside sources of capital that have been severely impacted by the recent economic recession.

        We require significant outside capital to fund our businesses. A primary source of liquidity for us has been the equity and debt capital markets, including issuances of common equity, preferred equity, trust preferred securities and convertible senior notes. When the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets, our business was adversely affected, including due to the lack of access to capital and prohibitively high costs of obtaining capital. Since 2008, most of our new investment activities have been funded using proceeds from repayments and sales of investments within our portfolio. Although investor interest in real estate improved during 2010, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our business and our ability to operate will be severely impacted. For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the notes to the consolidated financial statements in this Annual Report on Form 10-K.

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

Our exchangeable senior notes are recourse obligations to us.

        As of December 31, 2010, the amount outstanding under our exchangeable senior notes was $128.9 million. These amounts are full recourse obligations of the company. If we are not able to extend, refinance or repurchase the indebtedness, we may not have the ability to repay these amounts when they come due. Our inability to repay any of our exchangeable senior notes could cause the acceleration of the indebtedness, which would have a material adverse effect on our business.

Our exchangeable senior notes contain cross- acceleration provisions.

        Our indentures governing our exchangeable senior notes contain cross-acceleration provisions whereby a default under one agreement could result in a default and acceleration of indebtedness under other agreements. If a cross-acceleration were to occur, we may not be able to pay our debts or access capital from external sources in order to refinance our debts. If some or all of our debt obligations default and it causes a default under other indebtedness, our business, financial condition and results of operations could be materially and adversely affected.

Our CDOs have certain coverage tests that are required to be met in order for payments to be made to our subordinate bonds and equity notes. Failing coverage tests could significantly impact our cash flow and overall liquidity position.

        Our CDOs generally require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests and are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of, and interest on, the subordinate classes of bonds in the CDOs. Uncured defaults on commercial real estate loans and rating agency downgrades on commercial real estate securities are the primary causes for decreases in the OC and IC ratios. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. Additionally, we may elect to buy assets out of our CDOs in order to preserve cash flow, which could have a significant impact on our liquidity. As of December 31, 2010 we were in compliance with all of the OC and IC tests in our CDOs, except for N-Star Real Estate CDO II and the CSE RE 2006-A CDO. Nonetheless, we expect that weak economic conditions, lack of capital for "legacy" commercial real estate and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in the future. Our failure to satisfy the coverage tests could adversely affect our operating results, liquidity and cash flows.

The reinvestment period for certain of our CDOs will expire in 2011.

        The reinvestment periods, which allow us to reinvest principal payments on the underlying assets into qualifying replacement collateral, for our N-Star Real Estate CDO VI and N-Star Real Estate CDO VII, will each expire in June 2011. The CDO notes have a stated maturity in June 2041 and June 2051, respectively, although the actual life of the notes are expected to be substantially shorter. The reinvestment periods have already expired for our N-Star Real Estate CDO I and N-Star Real Estate CDO II, in 2003 and 2004, respectively, and for our N-Star Real Estate CDO III, N-Star REL CDO IV and N-Star Real Estate CDO V, in 2010. Since we will be unable to reinvest principal in these

CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO and negatively impact our return on equity. Additionally, our ability to reinvest has been important in maintaining OC and IC ratios. Following the conclusion of the reinvestment period in a CDO, our ability to maintain the OC and IC ratios will be negatively impacted.

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

A payment default on bonds underlying one of our CDOs could have a compounding effect on our other CDOs.

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

We are unable to complete additional CDOs due to the collapse of the credit markets.

        We historically accessed the asset-backed markets to match-fund our real estate debt investments with non-recourse, term debt liabilities which were structured as CDOs. When the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets in 2007, the resulting investor concerns surrounding the real estate markets and the asset-backed markets generally, among other things, left no liquidity available through the issuance of new CDOs. Although the general economic condition began to improve during 2010, there has been no successful CDO financing since the collapse of the credit markets in 2007. Issuing CDOs was a critical part of our overall business plan and we currently believe that CDOs will not be available for the foreseeable future, if ever.

The documentation governing our CDOs is complex.

        The operation of each of our CDOs is governed by an indenture, collateral management agreement and other documentation. The documents are complex and collectively describe the conditions upon which we can sell assets and reinvest principal proceeds and set forth covenants and other provisions to which we and the CDOs are subject. As described above, our ability to sell certain assets and reinvest proceeds is instrumental in maintaining the IC and OC ratios. In certain circumstances the performance of the underlying CDO collateral has raised ambiguities in both our and other CDO documentation. Although we have as a general matter been able to reach agreement with our CDO trustees as to how the CDO documentation should be interpreted, it is possible that we and our CDO trustees may not be able to reach agreement on important CDO documentation provisions in the future. To the extent we and our CDO trustees are unable to resolve any differences in CDO documentation interpretation, or third parties do not agree with conclusions that are reached by us and/or the CDO trustees, our ability to manage the underlying collateral, and thus maintain the IC and OC ratios and otherwise optimize the performance of the CDOs, may be adversely affected.

Continued disruptions in the financial markets and difficult economic conditions could adversely affect the values of investments we made.

        Weakened U.S. macroeconomic conditions combined with the recent turmoil in the capital markets, and constrained equity and debt capital available for investment in commercial real estate, have resulted in fewer buyers seeking to acquire commercial properties compared to historic levels. Additionally, these buyers are requiring greater returns and are ascribing lower valuations for commercial real estate properties. Furthermore, difficult economic conditions have, and may in the future, negatively impact commercial real estate fundamentals, which could have adverse effects on the collateral securing our commercial real estate loans.

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

        As a result of the adverse economic conditions and difficult conditions that we experienced in the commercial real estate market, we continue to restructure loans. In order to preserve long-term value, we are often required to lower the interest rate on our loans in connection with a restructuring, which ultimately reduces our net interest income. Although the commercial mortgage-backed securities markets are beginning to recover, we expect loan restructurings where we reduce interest rates to continue, which will have an adverse impact on our net interest margin.

Our borrowers were unable to achieve their business plans due to the difficult economic environment and strain on commercial real estate, which has caused stress in our commercial real estate loan portfolio.

        Many of our commercial real estate loans were made to borrowers who had business plans to improve occupancy and cash flows that have not been accomplished due to the economic recession. The economic recession created a number of obstacles to borrowers attempting to achieve their business plans, including lower occupancy rates and lower lease rates across all property types, which continues to be exacerbated by high unemployment and overall financial uncertainty. If borrowers are unable to achieve their business plans, the related commercial real estate loans could go into default and severely impact our operating results and cash flows.

Many of our commercial real estate loans are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given the transitional nature of many of our commercial real estate loans, we required borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows were projected to increase sufficiently to cover debt service costs. We also generally required the borrower to replenish reserves if they became deficient due to underperformance or if the borrower wanted to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying commercial real estate loans decreased in the recent economic environment, which made it more difficult for borrowers to meet their payment obligations to us. In fact, many of our borrowers only met their obligations to us because of the reserves we set up at the outset of our loans. We expect that in the future many of the reserves will run out and some of our borrowers will have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

Our mortgage loans, mezzanine loans, participation interests in mortgage and mezzanine loans, real estate securities and preferred equity investments have been and may continue to be adversely affected by widening credit spreads.

        Our investments in commercial real estate loans and real estate securities are subject to changes in credit spreads. When credit spreads widen, which was the case in 2008 and early 2009, the economic value of existing loans decreases. Although credit spreads decreased in 2010, if a lender were to originate a loan today, such loan would likely still carry a greater credit spread than that attributable to many of the loans that we originated. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Although credit spreads tightened in 2010 and into early 2011, the economic value of our commercial real estate loan portfolio and our real estate securities portfolio has been significantly impacted by credit spread widening.

Loan repayments are unlikely in the current market environment.

        In the past, a source of liquidity for us was the voluntary repayment of loans. Because the CMBS market has just recently begun to recover and traditional commercial real estate lenders severely curtailed their lending between mid-2007 and 2009, resulting in a severe shortage of debt capital for real estate investors and those needing to refinance maturing loans, real estate owners are having difficulty refinancing their assets at maturity. If borrowers are not able to refinance loans at their maturity, the loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, without a functioning commercial real estate finance market, borrowers that are performing on their loans will almost certainly extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

Higher loan loss reserves are expected if economic conditions do not improve significantly.

        If the U.S. economy does not improve significantly, we will likely continue to experience significant loan loss provisions, defaults and asset impairment charges in 2011. Borrowers may also be less able to pay principal and interest on loans if the economy does not continue to strengthen and they continue to experience financial stress. Declines in real property values also increased loan-to-value ratios on our loans and, therefore, weakened our collateral coverage and increased the likelihood of higher loan loss provisions. A continuing period of increased defaults and foreclosures would adversely affect our interest income, financial condition, business prospects and our cash flows.

Loan loss reserves are difficult to estimate in a turbulent economic environment.

        Our loan loss reserves are evaluated on a quarterly basis. Our determination of loan loss reserves requires us to make certain estimates and judgments, which have been, and may continue to be, difficult to determine in turbulent economic conditions. While the overall economy has seen some signs of growth, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate loans, loan structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, which remain uncertain. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

        Furthermore, in the current commercial real estate environment, in order to maximize value we may be more likely to extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with our larger loans. We, as one of a group of lenders, are often a lender on a subordinated basis, and do not independently control the decision making. Risks associated with our largest multiple creditor loans include:

        East Rutherford, NJ Retail Construction First Mortgage Loan.    We own a 22% interest held in Meadowlands One, LLC that is secured by a retail/entertainment complex located in East Rutherford, NJ ("NJ Property"), and the lender group is in the process of seeking to recapitalize the NJ Property. While the lender group has selected a developer to complete the NJ Property, there is no assurance that a recapitalization will be completed or that a recapitalization will be completed on terms acceptable to us, which could have a material adverse effect on our business and operations.

        Las Vegas, NV Casino/Hotel Mezzanine Loan.    We own an $89 million mezzanine loan (the "NV Loan") that is secured by the Hard Rock Hotel and Casino in Las Vegas, NV (the "Hard Rock"). We, along with certain of the other lenders, and the borrower and its affiliates under the NV Loan, have entered into a term sheet that provides for a long-term restructuring of the NV Loan. As part of the restructuring, it is expected that Brookfield will take ownership of the Hard Rock and will enter into a seven-year loan with the existing senior lender, subject to achieving certain tests, and we will retain our $89 million mezzanine loan (or its economic equivalent), as well as an equity participation in the Hard Rock. There is no assurance that the restructuring will be completed or, if completed, that it will be successful over time. Accordingly, we may lose all of our investment, which could have a material adverse effect on our business and operations.

The mortgage loans we originate and invest in and the commercial mortgage loans underlying the mortgage-backed securities we invest in are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

        Mortgage loans are secured by real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve significantly. The ability of a borrower to repay a loan secured by real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of a property can be affected by, among other things:

  •
  macroeconomic conditions;

  •
  tenant mix;

  •
  success of tenant businesses;

  •
  property management decisions;

  •
  property location and condition;

  •
  property operating costs, including insurance premiums, real estate taxes and maintenance costs;

  •
  competition from comparable types of properties;

  •
  changes in governmental rules, regulations and fiscal policies, including environmental legislation;

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

  •
  If the value of real property or other assets securing our commercial real estate loans deteriorates. The majority of our commercial real estate loans are fully or substantially non-recourse, although a large amount of our commercial real estate loans provide for interest reserve replenishments which are recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves) collateralizing the loan. For this purpose, we consider commercial real estate loans made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse loans. We sometimes also make commercial real estate loans that are secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our commercial real estate loans will not deteriorate over time due to factors beyond our control, as was the case during the during the recent economic recession. Mezzanine loans are subject to the additional risk that other lenders may be directly secured by the real estate assets of the borrowing entity.

  •
  If a borrower or guarantor defaults on recourse obligations under our commercial real estate loans. We sometimes obtain individual or corporate guarantees, which are not secured, from borrowers or their affiliates. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of recent economic conditions, many borrowers and guarantors faced financial difficulties and were unable to comply with their financial covenants. If the economy does not continue to strengthen, they will continue to experience financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our commercial real estate loans and guarantees.

  •
  If our due diligence does not reveal all of a borrower's liabilities or does not reveal other weaknesses in its business. Before making a commercial real estate loan to a borrower, we assess the strength and skills of an entity's management and other factors that we believe are material to the performance of the investment. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful.

  •
  In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our commercial real estate loan. If a borrower defaults on our commercial real estate loan and the mortgaged real estate or other borrower assets collateralizing our commercial real estate loan are insufficient to satisfy our commercial real estate loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our commercial real estate loan. In addition, certain of our commercial real estate loans are subordinate to other debt of the borrower. If a borrower defaults on our commercial real estate loan or on debt senior to our commercial real estate loan, or in the event of a borrower bankruptcy, our commercial real estate loan will be satisfied only after the senior debt. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. Borrower bankruptcies and litigation relating to our assets increased appreciably in the recent economic recession, which required us to spend significant amounts of money and required significant senior management resources in order to protect our interests. If the economic markets do not continue to improve, we will continue to see such costs and delays.

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

Our control over management for our CSE RE 2006-A CDO loans is governed by contractual agreements with CapitalSource Inc., which may limit our control of certain loans.

        In certain circumstances under the CSE RE 2006-A CDO, we are required to seek approval from CapitalSource prior to taking actions with respect to the loans comprising the CSE RE 2006-A CDO, which may hinder our ability to enforce the loan or to foreclose upon the collateral securing the loan or otherwise exercise remedies that we believe are appropriate.

We are subject to risks associated with construction lending, such as declining real estate values, cost over-runs and delays in completion.

        Our commercial real estate loan assets include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost over-runs, the developer's failing to meet a project delivery schedule and the inability of a borrower to sell or refinance the project at completion and repay our commercial real estate loan due to declining real estate values. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our commercial real estate loans if the borrower is unable to sell the project or refinance our commercial real estate loan.

In addition to risks associated with the United States economy generally, we are subject to risks associated with economic conditions in Germany with respect to one of our loans.

        We own a €43.3 million participation in a mezzanine loan that is collateralized by a German retail portfolio that is net leased to a single tenant, or the German Loan. Accordingly, economic conditions in Germany could have a direct impact on the German Loan. The German Loan was restructured in 2010; however, there can be no assurance that the restructuring will be successful over time and that the German Loan will not default in the future.

We have and may continue to invest in CMBS, including subordinate securities, which entail certain risks.

        CMBS are generally securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a commercial or multifamily use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, apartment buildings, nursing homes and senior living centers, and may include, without limitation, CMBS conduit securities, CMBS credit tenant lease securities, CMBS large loan securities and synthetic securities. We invest in a variety of CMBS, including CMBS which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans, which began to increase significantly toward the end of 2008 and are expected to continue into 2011. Furthermore, if the rental and leasing markets do not continue to improve, including reduced occupancy rates and reduced market rental rates, it could reduce cash flow from the loan pools underlying our CMBS investments.

        Additionally, CMBS are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS may be highly dependent on the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover our investment.

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

        Our CMBS securities are subject to the risk of interest payment shortfalls on the CMBS that we own. These interest shortfalls may arise from underlying loan defaults, appraisal reductions, special-servicer workout fees, and realized losses on liquidation of foreclosed properties. We attempt to mitigate these losses by purchasing bonds with sufficient credit enhancement to avoid such shortfalls. However, there can be no assurance that such interest shortfalls will not continue to increase in the future.

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

The CMBS market was severely impacted by the recent economic recession, which had a negative impact on the CMBS that we own.

        Because the CMBS markets were virtually closed and other participants in the commercial real estate lending drastically curtailed lending activity during the economic recession, real estate owners had difficulty refinancing their assets. Property values also decreased over the past couple of years because of scarcity of financing, which, if it was available, had terms generally at much lower leverage and higher cost than available in prior years. Although the consumer asset-backed debt and equity markets began to recover during 2009 and continued to improve during 2010, macroeconomic indicators remain weak and uncertainty regarding future economic conditions may continue to impact commercial real estate values. These conditions, together with wide-spread downgrades of CMBS by the rating agencies, significantly higher risk premiums required by investors and uncertainty surrounding commercial real estate generally, have had, and may continue to have, a negative impact on CMBS and have significantly decreased the value of most of the CMBS that we own from the time we purchased the CMBS, other than, for the most part, CMBS purchased in 2009 and 2010.

Credit ratings assigned to our investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to our investments will not be downgraded.

        Some of our investments are rated by Moody's Investors Service, Fitch Ratings and/or Standard & Poor's Rating Services, Inc. The rating agencies have changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Their reviews have resulted in, and may continue to result in, large amounts of ratings downgrade actions for CMBS, negatively impacting market values of CMBS and in many cases negatively impacting our CDOs. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of our investments in the future, the value of these investments could significantly decline, which may impact our CDOs and may have an adverse affect on our financial condition.

Market conditions in 2008 and early 2009 have caused and may continue to cause uncertainty in valuing our real estate securities.

        The market volatility and the lack of liquidity in 2008 and 2009 made the valuation process pertaining to certain of our assets extremely difficult, particularly our CMBS assets for which there was limited market activity. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Although the current market environment has improved with some new issuances and increased secondary trading of CMBS, there continues to be uncertainty in the market and trading is limited. Therefore, our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. The amount that we could obtain if we were forced to liquidate our securities portfolio into the current market could be materially different than management's best estimate of fair value.

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

        The seller of a property often sells such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties or any such issue arises after the survival period of the relevant indemnification provision. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our investments in net lease properties and a substantial portion of our healthcare business is dependent upon tenants successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We depend on our tenants to manage the day-to-day operations of our net lease properties and our senior housing facilities in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the facilities under their operational control in a manner so as not to jeopardize their operating licenses or regulatory status. The ability of our tenants to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our facilities may not be sufficient for a tenant to meet its obligations to us. Our financial position could be weakened and our ability to fulfill our obligations under our indebtedness could be limited if our tenants are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our tenants. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The bankruptcy, insolvency or financial deterioration of any of our tenants could significantly delay our ability to collect unpaid rents or require us to find new tenants.

        Our financial position and our ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major tenants do not renew or extend their relationship with us as their lease terms expire.

        We are exposed to the risk that our tenants may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict a tenant, demand immediate repayment and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding. Furthermore, dealing with a tenant's bankruptcy or other default may divert management's attention and cause us to incur substantial legal and other costs.

        The Bankruptcy Code provides that a debtor has the option to assume or reject an unexpired lease within a certain period of time of filing for bankruptcy, but generally requires such assumption or rejection to be made in its entirety. Most of our healthcare properties are and will be net-leased to a tenant operating multiple facilities pursuant to a single master lease. If one or more of our healthcare property tenants files for bankruptcy relief, it is possible that in bankruptcy the debtor may be required to assume or reject the master lease in its entirety, rather than making the decision on a property-by-property basis, thereby preventing the debtor from assuming the better performing properties and terminating the master lease with respect to the poorer performing properties. Thus, a debtor cannot choose to keep the beneficial provisions of a contract while rejecting the burdensome ones; the contract must be assumed or rejected as a whole. However, where under applicable law a contract (even though it is contained in a single document) is determined to be divisible or severable into different agreements, or similarly, where a collection of documents is determined to constitute separate agreements instead of a single, integrated contract, then in those circumstances a debtor/trustee may be allowed to assume some of the divisible or separate agreements while rejecting the others. If the debtor chooses to assume the agreement or if a non-debtor tenant is unable to comply with the terms of an agreement, we may be forced to modify the agreements in ways that are unfavorable to us.

Because real estate investments are relatively illiquid, our ability to promptly sell properties in our portfolio is limited.

        The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property, Additionally, our healthcare properties are special purpose properties that could not be readily converted to general residential, retail or office use. Transfers of operations of healthcare properties are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. To the extent we are unable to sell any properties for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

        We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may not be able to relet or renew leases at the properties held by us on terms favorable to us.

        Our net leased assets have been negatively impacted by the economic recession and will continue to be pressured if our economic conditions and rental markets do not continue to show improvement. Upon expiration or earlier termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. Poor economic conditions would likely reduce tenants' ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, corporate space needs may contract resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

We may become responsible for capital improvements. To the extent such capital improvements are not undertaken, the ability of our tenants to manage our facilities effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

        Although under our typical triple net lease structure our tenants are generally responsible for capital improvement expenditures, it is possible that a tenant may not be able to fulfill its obligations to keep the facility in good operating condition. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would impact the overall value of the affected senior housing facility. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our net lease property portfolio.

        Lease defaults or terminations by one or more tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. The creditworthiness of our tenants in our net leased assets, could be significantly impacted, which could result in their inability to meet the terms of their leases. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this were to occur, it could adversely affect our results of operations.

Environmental compliance costs and liabilities associated with our properties or our real estate related investments may materially impair the value of our investments.

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property, such as us and our tenants, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants' ability to sell or lease real estate or to borrow using the real estate as collateral. We, or our tenants, as owner or operator of a site, may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and the our or our tenants' liability therefore could exceed the value of the property. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our or our tenants' ability to attract additional residents, ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

        The scope of the indemnifications our tenants have agreed to provide us may be limited. For instance, some of our agreements with our tenants do not require them to indemnify us for environmental liabilities arising before the tenant took possession of the premises. Further, we cannot assure you that any such tenant would be able to fulfill its indemnification obligations. If we were to be liable for any such environmental liabilities and were unable to seek recovery against our tenant, our business, financial condition and results of operations could be materially and adversely affected.

        Furthermore, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. There are substantial risks associated with such an investment. We have only limited experience in investing in real estate with environmental liabilities.

Uninsured losses or losses in excess of our, or our tenants', insurance coverage could adversely affect our financial condition and our cash flows.

        Although we believe our net leased assets, including our healthcare properties, and properties collateralizing our commercial real estate loan and securities investments are adequately covered by insurance, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in both loss of cash flow from, and the asset value of, the affected property.

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

        One of our net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA ("WaMu"). The tenant vacated the buildings as of March 23, 2009, and the leases (the "WaMu Leases") were disaffirmed by the Federal Deposit Insurance Corporation, or the FDIC. In the third quarter of 2009 the lender, GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender"), foreclosed on the property. On August 10, 2009, the Lender filed a complaint against NRFC NNN Holdings, Inc. ("NNN") and NRFC Sub Investor IV, LLC ("NRFC Sub IV"), which are our subsidiaries, in the Superior Court of the State of California, County of Los Angeles. In the complaint, the Lender alleged, among other things, that the WaMu Loan is a recourse obligation of NNN due to the FDIC's disaffirmance of the WaMu Leases. The judge presiding over the lawsuit has entered a judgment against NNN in the amount of approximately $45 million. In January 2011, NNN posted an appeal bond, which is currently collateralized by $26 million of cash, and intends to vigorously pursue an appeal of the decision. An adverse result on appeal would have a material adverse effect on our liquidity and financial condition.

Many of our investments are illiquid, and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.

        Our investments are relatively illiquid and, therefore, our ability to sell properties, securities or commercial real estate loans in response to changes in economic and other conditions, as we experienced during the economic recession, will be limited, except at distressed prices. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

        Most of our securities investments have explicit ratings assigned by at least one of the three leading nationally-recognized statistical rating agencies. However, we may invest in unrated securities, enter into net leases with unrated tenants or participate in unrated or distressed mortgage loans. Because the ability of obligors of net leases and mortgages, including mortgages underlying mortgage-backed securities, to make rent or principal and interest payments may be impaired during an economic downtown, as we recently experienced, prices of lower credit quality investments and securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments and securities. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

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

        We leverage our portfolio through borrowings, generally through the use of bank credit facilities, commercial real estate loans, securitizations, including the issuance of CDOs, and other borrowings, many of which are not currently available to us. The type and percentage of leverage varies depending on our ability to obtain credit facilities and the lender's estimate of the stability of the portfolio's cash flow. However, we do not restrict the amount of indebtedness that we may incur. Our return on our investments and cash available for distribution to our stockholders has been reduced because of the recent economic recession, which caused the cost of financing to increase relative to the income that can be derived from our assets. Moreover, we may have to incur more recourse indebtedness in order to obtain financing for our business.

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2010, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $27.5 million, offset by an increase in our interest expense of approximately $23.7 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount.

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

Actions of the U.S. Government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies for the purpose of stabilizing or reforming the financial markets, or market response to those actions, may adversely affect our business.

        In July 2010, the U.S. Congress enacted Dodd—Frank in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, Dodd—Frank will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. Dodd—Frank also seeks to reform the asset—backed securitization market (including the CMBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Dodd—Frank also imposes significant regulatory restrictions on the origination of residential mortgage loans. While the full impact of Dodd—Frank cannot be assessed until implementing regulations are released, Dodd—Frank's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lenders and the availability or terms of CMBS, both of which may have an adverse effect on our business.

        In addition, U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the causes of the recent economic recession. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

The senior living industry is highly competitive and we expect it to become more competitive.

        In May 2006, we entered the healthcare-related net lease business by forming a joint venture with Chain Bridge Capital LLC to invest in senior housing and healthcare-related net leased assets, which we refer to as NRF Healthcare, LLC. In 2008, we brought another equity partner, Inland American Real Estate Trust, Inc., or Inland American, into NRF Healthcare, LLC by selling a $100 million preferred membership interest to Inland American, convertible into an approximate 42% interest in NRF Healthcare, LLC. In December 2009, we bought Chain Bridge Capital's interest in NRF Healthcare, LLC and retained certain principals of Chain Bridge who have extensive experience owning and investing in skilled nursing facilities, or SNFs, and assisted living facilities, or ALFs.

        In November 2010, we filed a registration statement on Form S-11 for NorthStar Senior Care Trust, Inc., or our Senior Care REIT, a corporation that will not be listed on a major exchange and was formed to originate, acquire and manage a diversified portfolio of debt and equity investments in the healthcare property sector. We expect that if the registration statement filed by our Senior Care REIT is declared effective by the SEC, it would also be managed by us through a subsidiary and we would earn a management fee for our services.

        The senior living industry is highly competitive, and we expect that it may become more competitive in the future. The tenants of the facilities we own or lend to compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, life care at home, facility-based service programs, retirement communities, convalescent centers and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the independent living and assisted living segments of the senior living industry are not substantial, although there are generally barriers to the development of skilled nursing facilities. Consequently, our tenants may encounter increased competition that could limit their ability to attract new residents, raise resident fees or expand their businesses, which could adversely adverse effect our revenues and earnings.

Inland American exercised their convertible preferred membership interest, which will require us to redeem their interest or sell assets of NRF Healthcare, LLC.

        In July 2010, we were notified by Inland American that it desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest by January 9, 2011. NRF Healthcare, LLC has not redeemed $50 million of the Inland American interest and has engaged a broker to sell the 34 property senior housing portfolio. If such portfolio is not sold by October 9, 2011, then Inland American may undertake a sale process for that portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred membership interest has been redeemed by June 10, 2011, in which case all future net cash flow to the common members of NRF Healthcare, LLC will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. We are currently exploring alternatives for partial and/or full redemption of the preferred membership interest; however, there is no assurance that we will be able to redeem the preferred membership interest and, accordingly, may lose control of the assets in NRF Healthcare, LLC.

Our failure or the failure of our tenants to comply with licensing and certification requirements, the requirements of governmental reimbursement programs such as Medicare or Medicaid, fraud and abuse regulations or new legislative developments may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We or our tenants, as the case may be, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. With respect to senior housing facilities held and operated through net-lease transaction structures, we have no direct control over our tenants' ability to meet the numerous federal, state and local regulatory requirements. Failure to comply with these laws, requirements and regulations may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular:

  •
  Licensing and Certification.  We, our tenants and our senior housing facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. Our senior housing facilities may require governmental approval in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition of new beds, the addition of service or certain capital expenditures. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State licensing laws require tenants of healthcare facilities to comply with extensive standards governing operations. State agencies administering those laws regularly inspect such facilities and investigate complaints. Failure to meet all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services. In such event, revenues from those facilities could be reduced or eliminated for an extended period of time or permanently. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

  •
  Medicare and Medicaid.  Generally, a portion of the revenue from the operation of our senior housing facilities and other healthcare properties (and a significant portion of the revenue in the case of a SNF) is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain enrollment and participation in these programs would result in a loss of funding from such programs. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control healthcare costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of healthcare services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding healthcare costs and their budgetary impact and the specter of fraud and abuse in claims reimbursement may result in significant reductions in payments to our tenants, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Exclusion, debarment, suspension or other ineligibility to participate in federal healthcare programs or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could cause our or our tenants revenue and the value of the affected senior housing facilities and other healthcare properties to decline.

  •
  Fraud and Abuse Laws and Regulations.  There are complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Office of the Inspector General of the U.S. Department of Health and Human Services has announced a number of new and ongoing initiatives to study instances of potential Medicare and Medicaid overbilling and/or fraud. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government's recovery. Because of these incentives, these so-called "whistleblower" suits have become more frequent. The violation of any of these laws or regulations by us or by any of our tenants may result in the imposition of significant monetary damages, fines and other penalties.

  •
  Other Laws.  Other laws that impact how we and our tenants conduct business include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting the management of our senior housing facilities and other healthcare properties and equipment and how our tenants generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting ALFs mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration.

  •
  Legislative and Regulatory Developments.  Legislative proposals are often introduced or proposed in Congress and in some state legislatures that would effect changes in the healthcare system.

The healthcare industry is heavily regulated. New laws or regulations such as the healthcare reform law and related regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

        The healthcare industry is heavily regulated by federal, state and local governmental bodies. Healthcare facility operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders.

        Many of our targeted properties and their operators may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the operator. These events could materially adversely affect our tenants' ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants.

        In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in restricted markets. This could negatively affect our tenants' abilities to make rent payments to us.

        In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Recently enacted comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to stockholders.

        On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the U.S. and will become effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the U.S. without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The Patient Protection and Affordable Care Act includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the Patient Protection and Affordable Care Act expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our tenants may be regularly subjected to inquiries, investigations and audits by Federal and State agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our tenants' ability to participate in federal health programs may be adversely affected. Moreover, our tenants could be required to provide health insurance to a number of additional employees, which in turn could impact such tenants' ability to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the facilities under their operational control in a manner so as not to jeopardize their operating licenses or regulatory status, and there may be other aspects of the comprehensive healthcare reform legislation for which regulations have not yet been adopted, which, depending on how they are implemented, could materially and adversely affect our tenants, and therefore our business, financial condition, results of operations and ability to pay distributions to you.

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

Our investments in healthcare assets are not only subject to many of the same risks as our other net lease properties, but are subject to additional risks specific to the senior living industry.

        The value of our investments and the income from our investments in healthcare related net lease properties are subject to many of the same risks associated with our other net lease properties. However, characteristics of the senior living industry subject our healthcare assets to additional risks described in this subsection entitled "—Risks Relating to Investments in Healthcare Assets".

Our tenants are faced with increased litigation and rising insurance costs that may affect their ability to make their lease or mortgage payments.

        In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities, and these groups have brought litigation against tenants. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs incurred by our tenants for monitoring and reporting quality of care compliance. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our tenants to be unable to make their lease or mortgage payments, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.

Events could occur that could adversely affect the ability of seniors to afford the monthly resident fees or entrance fees (including downturns in the economy, housing market, consumer confidence or the equity markets) and, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicaid and Medicare. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay our monthly resident fees. Economic downturns, softness in the housing market, lower levels of consumer confidence, reductions or declining growth of government entitlement programs, such as social security benefits, stock market volatility and changes in demographics could adversely affect the ability of seniors to afford the monthly resident fees or entrance fees for our senior housing facilities. If our tenants are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our tenants at our senior housing facilities, our occupancy rates could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our stockholders.

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

        The recent slowdown in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes and eligibility expansions required by the recently enacted healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under both the federal Medicare program and state Medicaid programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our tenants and their ability to meet their obligations to us.

Possible changes in the acuity profile of our residents as well as payor mix and payment methodologies may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        The sources and amounts of our revenues from our healthcare property portfolio are determined by a number of factors, including licensed bed capacity, occupancy, the acuity profile of residents and the rate of reimbursement. Changes in the acuity profile of the residents as well as payor mix among private pay, Medicare and Medicaid may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

The geographic concentration of our senior housing facilities could leave us vulnerable to an economic downturn, regulatory or reimbursement changes or acts of nature in those areas, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        For the year ended December 31, 2010, we derived 10% or more of our annualized contractual rental revenue from senior housing facilities in our portfolio located in Indiana (14.3%). As a result of such concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to state Medicaid programs, acts of nature and other factors that may result in a decrease in demand for services at our senior housing facilities in this state could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Certain operators will account for a significant percentage of our contractual rental revenue, and the failure of any of these operators to meet their obligations to us could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        For the year ended December 31, 2010, we derived 10% or more of our annualized contractual rental revenue from senior housing facilities in our portfolio operated by Miller Health Systems, Inc. (11.6%), and Midwest Care Holdco TRS I LLC (38.9%). If these operators fail to meet their obligations to us, our business, financial condition, results of operations and our ability to make distributions to our stockholders could be materially and adversely impacted. No other operator generated more than 10% of our annualized rental revenue under existing leases for the year ended December 31, 2010. The failure or inability of this operator to meet its obligations to us could materially reduce our rental revenue and net income, which could in turn reduce the amount of distributions we pay and cause our stock price to decline.

Because of the unique and specific improvements required for healthcare properties, we may be required to incur substantial renovation costs to make certain of our properties suitable for other tenants, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

        Healthcare properties are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant's particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property for a new tenant, or for multiple tenants with varying infrastructure requirements, before we are able to release the space. Consequently, our healthcare properties may not be suitable for lease to traditional office or other tenants without significant expenditures or renovations, which costs may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are subject to risks associated with debt financing, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Our healthcare portfolio has total debt of approximately $471.7 million. Financing for future investments and our maturing commitments for our healthcare portfolio may be provided by borrowings under credit facilities, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned healthcare portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make timely payments of interest, that we will be unable to refinance existing indebtedness or support collateral obligations and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable to a downturn in our results of operations or the economy generally.

If our tenants fail to cultivate new or maintain existing relationships with residents in the markets in which they operate, our occupancy percentage, payor mix and resident rates may deteriorate which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        The ability of our tenants to improve the overall occupancy percentage, payor mix and resident rates at our senior housing facilities, depends on our tenants' reputation in the communities they serve and our tenants' ability to successfully market our facilities to potential residents. A large part of our tenants' marketing and sales effort is directed towards cultivating and maintaining relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our tenants are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We may not be able to compete effectively in those markets where overbuilding exists and our inability to compete in those markets may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Overbuilding in the senior housing segment in the late 1990s reduced occupancy and revenue rates at senior living facilities. This, combined with unsustainable levels of indebtedness, forced several operators into bankruptcy. The occurrence of another period of overbuilding could adversely affect our future occupancy and resident fee rates, which in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

        Our tenants may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our tenants, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and litigation may not, in certain cases, be available to our tenants due to state law prohibitions or limitations of availability. As a result, our tenants operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time to time, there may also be increases in government investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims and resident care, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a healthcare operator's financial condition. If a healthcare operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a healthcare operator is required to pay uninsured punitive damages, or if a healthcare operator is subject to an uninsurable government enforcement action, the healthcare operator could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the healthcare operator's business and its ability to meet its obligations to us.

        Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare facility operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. In response, the recently enacted healthcare reform law imposes additional reporting requirements and responsibilities for healthcare facility operators. Patients have also sued healthcare facility operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. This litigation and potential litigation in the future has materially increased the costs incurred by our tenants for monitoring and reporting quality of care compliance. In addition, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Compliance with the requirements in the healthcare reform law could increase costs as well. Increased costs could limit our tenants' ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace a tenant, our revenue from the affected property could be reduced or eliminated for an extended period of time.

Delays in our tenants' collection of their accounts receivable could adversely affect their cash flows and financial condition and their ability to meet their obligations to us.

        Prompt billing and collection are important factors in the liquidity of our tenants. Billing and collection of accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. The inability of our tenants to bill and collect on a timely basis pursuant to these regulations and rules could subject them to payment delays that could negatively impact their cash flows and ultimately their financial condition and their ability to meet their obligations to us.

Our healthcare properties may be subject to impairment charges, which could materially adversely affect our business, financial condition and results of operations.

        We will periodically evaluate our healthcare properties for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, healthcare operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the healthcare property, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs.

Compliance with the Americans with Disabilities Act, Fair Housing Act, and fire, safety and other regulations may require us to make unanticipated expenditures which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Our facilities and properties are required to comply with the American with Disabilities Act of 1990, or ADA. The ADA generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our tenants from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our facilities and properties are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. We may be required to make substantial expenditures to comply with those requirements.

We are facing increasing competition for the acquisition of senior housing facilities and other healthcare properties which may impede our ability to make future acquisitions or may increase the cost of these acquisitions which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We compete with many other businesses engaged in real estate investment activities for the acquisition of senior housing facilities and other healthcare properties, including local, regional and national operators and acquirers and developers of healthcare real estate. The competition for senior housing facilities and other healthcare properties may significantly increase the price we might pay for a facility or property we seek to acquire and our competitors may succeed in acquiring those facilities or properties themselves. In addition, operators with whom we attempt to do business may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REIT may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

Risks Related to the Investment Management Business

The organization and management of NSREIT and Senior Care REIT, and any future funds that we raise, may create conflicts of interest.

        In addition to managing the assets of our CDOs, we sponsored and, through a majority owned subsidiary, are the advisor of NorthStar Real Estate Income Trust, Inc., which we refer to as NSREIT, a non-listed REIT that is currently raising capital via a continuous offering. Additionally, we sponsored and filed a registration statement on Form S-11 for NorthStar Senior Care Trust, Inc., or our Senior Care REIT, a non-listed REIT that was formed to originate, acquire and manage a diversified portfolio of debt and equity investments in the healthcare sector. We expect that if our Senior Care REIT is declared effective by the SEC, it would also be managed by us through a subsidiary advisor.

        NSREIT and Senior Care REIT, along with any new funds we may manage, which together are referred to as our "Funds," will hold assets that we determine should be acquired by the Funds. Doing so may create conflicts of interest, including between investors in these Funds and our shareholders, since our investment strategy may be very similar to that of our Funds, and therefore many investment opportunities that are suitable for us may also be suitable for the Funds.

        We will earn a management fee for our services to our Funds. Our executives and other real estate and debt finance professionals may face conflicts of interest in allocating their time among NorthStar and our Funds. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.

Our ability to raise capital and attract investors in our Sponsored REITs is critical to their success and our ability to grow depends on our ability to attract a motivated sales force in our licensed broker dealer.

        NSREIT and Senior Care REIT, together referred to as our Sponsored REITs, depend upon our ability to attract purchasers of equity interests, which is highly dependent upon the efforts of the motivated sales force of our subsidiary, NRF Capital Markets, LLC, or NRF Capital Markets. NRF Capital Markets is a FINRA member and a wholesale broker-dealer that is registered in the various jurisdictions in which our Funds will do business. Our ability to grow our Sponsored REITs will be dependent on our ability to retain and motivate our sales force and other key personnel and to strategically recruit, retain and motivate new talent. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified professionals is extremely competitive. If we do not retain a motivated and effective sales force, or our sales professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and possibly existing investors, which would have a material impact on our Sponsored REITs.

There is no assurance we will be able to enter into additional third-party selling agreement, and declines in asset value and reductions in distributions in our Sponsored REITs could cause the loss of such third-party selling agreements and limit our ability to sign future third-party selling agreements.

        NRF Capital Markets has entered into, and we anticipate will enter into, third-party selling agreements in order to raise capital for our Sponsored REITs. There is no assurance that we will be able to enter into additional third-party selling agreements on reasonable terms, or at all, which would hinder or even cease our ability to raise capital for our Sponsored REITs. Additionally, significant declines in asset value and reductions in distributions in our Sponsored REITs could cause us to lose third-party selling agreements and limit our ability to sign future third-party selling agreements.

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

Because there are numerous companies seeking to raise capital through non-listed REITs, it may be more difficult for us to do so, particularly as a relatively new sponsor.

        The number of entrants in the non-listed REIT space has grown significantly over the last couple of years. We have invested significant capital into the organization and management of our Sponsored REITs, and may in the future invest additional capital in other non-listed REIT products. Based on publicly available information, as of December 2010, there were approximately 60 non-listed REITs in the marketplace and 24 others have filed registration statements. As a result, we will be subject to significant competition from these and other companies seeking to raise capital in the non-listed REIT space. There can be no assurance that we will be able to compete successfully against current and future competitors and raise capital through our Sponsored REITs or recoup our invested capital.

The creation and management of Funds and other investment vehicles could require us to register with the SEC as an investment adviser under the Investment Advisers Act and subject us to costs and constraints that we are not currently subject to.

        A consequence of creating and managing Funds and other investment vehicles, including CDO vehicles and Sponsored REITs, is that we may be required to register with the SEC as an investment adviser under the Investment Advisers Act. Registered investment advisers must establish policies and procedures for their operations and make regulatory filings. The Investment Advisers Act and the rules and regulations under this Act generally grant the SEC broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. These laws and regulations have increased, and could further increase, our expenses and require us to devote substantial time and effort to legal and regulatory compliance issues. In addition, the regulatory environment in which investment advisors operate changes frequently and regulations have increased significantly in recent years. We may be adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

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

Difficult market conditions and the collapse of the CMBS market adversely affected our Securities Fund, which may impact our ability to raise capital for future Funds.

        We managed an off-balance sheet fund, or our Securities Fund, which was formed in July 2007 and is expected to dissolve in early 2011. The deterioration of the capital markets, credit spread widening and corresponding lower mark-to-market adjustments to the assets in our Securities Fund contributed to its value decline and adversely affected the performance of our Securities Fund. Due to the foregoing, raising capital for future Funds could be more difficult.

There are risks in using prime brokers and custodians.

        Our Funds may depend on the services of prime brokers and custodians to carry out certain transactions. In the event of the insolvency of a prime broker and/or custodian, our Funds might not be able to recover equivalent assets in full as they will rank among the prime broker and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, the Funds' cash held with a prime broker or custodian will not be segregated from the prime broker's or custodian's own cash, and the Funds will therefore rank as unsecured creditors in relation thereto.

Our failure to maintain registration as a broker-dealer member in the various jurisdictions in which we will do business and increased supervision and regulation of broker-dealers under Dodd-Frank could have a material adverse effect on our business, financial condition, liquidity and results of operations.

        NRF Capital Markets is a FINRA member broker-dealer that is registered in the various jurisdictions in which our Funds will do business. Our continued membership and registration is contingent upon compliance with regulatory guidelines. There is no guarantee that FINRA, the SEC or the states or territories in which we are registered will not take action against NRF Capital Markets to remove its membership and/or registrations. Accordingly, such events would delay or potentially hinder sales of our Sponsored REITs' securities.

        In addition, the recently enacted Dodd-Frank calls for imposition of expanded standards of care by financial market participants in dealing with clients and consumers, including by providing the SEC with authority to adopt rules establishing fiduciary duties for broker-dealers and directing the SEC to examine and improve sales practices and disclosure by broker-dealers and investment advisers. The increased supervision and regulation of broker-dealers are expected to increase our expenses and require NRF Capital Markets to devote more time and effort to compliance issues.

Government intervention may limit our ability to continue to implement certain strategies or manage certain risks.

        The pervasive and fundamental disruptions that the global financial markets underwent beginning in 2007 led to extensive and unprecedented governmental intervention, including the Emergency Economic Stabilization Act of 2008, in October 2008, which gave the U.S. Treasury Secretary the authority to use up to $700 billion to, among other things, inject capital into financial institutions and establish a program to purchase from financial institutions residential or commercial real estate loans and other securities, TALF, in November 2008, which allowed the Federal Reserve Bank of New York to provide non-recourse loans to borrowers to fund their purchase of eligible assets, which initially included asset-backed securities but was later expanded to include CMBS and non-Agency residential mortgage-based securities, or RMBS, and, most recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act, in July 2010, which outlined broad policies for the US financial services industry.

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

        We have historically paid a substantial portion of our overall compensation in the form of equity awards. Currently, we do not necessarily have availability under our incentive plans to issue equity awards to our employees. We will likely seek shareholder approval for additional equity awards, but in the meantime we will likely compensate our employees in a greater proportion of cash compared to equity awards. Because adjusted funds from operations, or AFFO, excludes equity based compensation expense, payment of higher levels of cash relative to equity awards will have a negative impact on our AFFO and reduce our liquidity position. Additionally, the lack of availability of equity awards could impact our ability to retain employees as equity awards historically have been a significant component of our long-term incentives.

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

        We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, accounting for goodwill, establishing provisions for potential losses that may arise from loans that we make and potential litigation liability. Although the credit and equity markets are continuing to improve, market volatility experienced between mid-2007 and 2009 has made it extremely difficult to value certain of our real estate securities and CDO debt. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material effect on our consolidated financial statements.

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

Accounting for assets acquired subject to CDO financing may not be reflective of actual economic results.

        U.S. GAAP requires that we record acquired assets and liabilities, including assets and liabilities of CDOs, at their fair market values as of the acquisition date. In July 2010, we were delegated the collateral management and special servicing rights, and acquired the original below-investment grade notes, of a $1.1 billion commercial real estate loan CDO for $7 million. The assets acquired and liabilities assumed were recorded at their then fair market values. Even though we acquired the most junior certificated notes in the CDO that as of the acquisition date were, and continue to be, non-cash flowing, U.S. GAAP requires that we consolidate the assets and liabilities underlying the notes, and treat each asset and outstanding note as separate and distinct from each other. All of the loans acquired and CDO note liabilities assumed were recorded at discounts to their outstanding principal balances. Going forward, the acquisition discounts on the loans are accreted as non-cash interest income to the estimated recovery values of the loans. We elected to fair value the CDO note liabilities assumed, therefore cash interest expense from the liabilities is recorded as interest expense, and inter-period changes in market value of the liabilities are recorded as unrealized gains (losses). This results in the recognition in our income statement of cash and non-cash interest income from the loans, and interest expense and unrealized gain/loss mark-to-market adjustments of the liabilities. This accounting may result in our recognition of net income from the CDO well in excess of the actual net interest margin generated, and our AFFO may be different than GAAP net income because AFFO excludes unrealized gains and losses from mark-to-market adjustments. Furthermore, while we may have significant GAAP net income and corresponding AFFO as well as operating cash flows, we may not be receiving any cash distributions from our acquired notes. Instead, such cash would be used to amortize the issued liabilities. Also, the portion of interest income recognized from amortization of the acquisition discounts on the loans may never be realized because the face amount of the CDO note liabilities issued may ultimately be greater than amounts recovered from the assets.

        For 2010, we recognized $67.2 million of interest income ($26.9 million cash and $40.3 million non-cash accretion), $4.0 million of cash interest expense and $113.1 million of unrealized losses relating to the acquired CDO. AFFO and net loss from the CDO were $76.2 million and $33.2 million, respectively, for 2010.

AFFO includes realized gains on items such as extinguishment of debt and sales of real estate securities, which we may not be able to replicate in the future.

        Historically, in addition to interest income that we earn on our assets, for purposes of AFFO we have also realized gains on extinguishing our debt and CDO bonds, and from the sales of real estate securities. In 2010, extinguishment of debt gains and gains on the sale of real estate securities were $134.6 million, representing AFFO per share of $1.62. Replicating these gains may not be possible, which could significantly impact our AFFO in the future. If we are unable to generate substantial gains in order to increase our AFFO, our stock price could be negatively impacted, which could have a material adverse effect on us.

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

        On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we have significantly reduced our dividends in 2009 and 2010 relative to prior years, future dividend levels are subject to further adjustment based upon any one or more of the risk factors set forth in this Form 10-K, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

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

        We believe that our operating partnership properly elected to defer, under section 108(i) of the Internal Revenue Code, the recognition of cancellation of indebtedness, or COD, income generated from repurchasing its debt at a discount. If the Internal Revenue Service, or IRS, successfully challenges our operating partnership's ability to make that election, we may be treated as having failed to pay sufficient dividends to satisfy the 90% distribution requirement and/or avoid the corporate income tax and the 4% nondeductible excise tax. We may be required to correct any failure to meet the 90% distribution requirement by paying deficiency dividends to our stockholders and an interest charge to the IRS in a later year.

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

We may distribute our common stock in a taxable dividend, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

        We may distribute taxable dividends that are payable in cash and common stock. Under IRS Revenue Procedure 2010-12 up to 90% of any such taxable dividend paid with respect to our 2011 taxable year could be payable in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we utilize Revenue Procedure 2010-12 and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

        We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets), and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Modifications of the terms of our mortgage loans, mezzanine loans and B-Notes and loans supporting our mortgage-backed securities in conjunction with reductions in the value of the real property securing such loans could cause us to fail to qualify as a REIT.

        Our investments in mortgage loans, mezzanine loans and B-Notes and mortgage-backed securities have been and may continue to be materially affected by the weakened condition of the real estate market and the economy in general. As a result, many of the terms of our mortgage loans, mezzanine loans and B-Notes and the loans supporting our mortgage-backed securities have been modified and may in the future be modified to avoid foreclosure actions and for other reasons. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of (i) the date we agreed to acquire the loan or (ii) in the event of a significant modification, the date we modified the loan, then a portion of the interest income from such loan will not be qualifying income for purposes of the 75%

gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.

        The IRS recently issued Revenue Procedure 2011-16, which provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is (1) occasioned by a borrower default or (2) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third- party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B-Notes and loans supporting our mortgage backed securities are significantly modified in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to qualify as a REIT.

Our ability to invest in distressed debt may be limited by our intention to maintain our qualification as a REIT.

        We have and may in the future acquire distressed debt, including distressed mortgage loans, mezzanine loans, B-Notes and mortgage-backed securities. In general, under the applicable Treasury Regulations, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of (i) the date we agreed to acquire the loan or (ii) in the event of a significant modification, the date we modified the loan, then a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% Value Test. The IRS recently issued Revenue Procedure 2011-16, which provides a safe harbor under which the IRS has stated that it will not challenge a REIT's treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor will help us comply with the REIT asset tests immediately following the acquisition of distressed debt. It will be less helpful if the value of the distressed debt increases over time. Under the safe harbor, when the current value of a distressed debt exceeds the fair market value of the real property that secures the debt, determined as of the date we committed to acquire the debt, the excess will be treated as a non-qualifying asset. Accordingly, an increasing portion of a distressed debt will be treated as a non-qualifying asset as the value of the distressed debt increases. Additionally, Revenue Procedure 2011-16 states that the IRS will treat distressed debt acquired by a REIT as producing in part non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16 indicates that interest income on distressed debt will be treated as qualifying income based on the ratio of (1) fair market value of the real property securing the debt determined as of the date we committed to acquire the debt and (2) the face amount of the debt (and not the purchase price or current value of the debt). The face amount of a distressed debt will typically exceed the fair market value of the real property securing the debt on the date we commit to acquire the debt. Because distressed debt that we acquire may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of a distressed debt may be treated as a non-qualifying asset for the REIT asset tests once the debt increases in value, we may be limited in our ability to invest in distressed debt and maintain our qualification as a REIT.

Our investments in distressed debt may produce "phantom income" that will increase the amount of taxable income we have to distribute to satisfy the REIT distribution requirement and avoid corporate income and excise taxes, which may cause us to sell assets, borrow funds, or make taxable distributions of debt or equity securities to satisfy that requirement and avoid those taxes.

        Our acquisition of distressed debt may cause us to recognize "phantom income" (or non-cash income) for federal income tax purposes. For example, if we acquire non-publicly traded distressed debt and then significantly modify that debt, we would recognize gain on the resulting deemed exchange equal to the difference between the adjusted issue price of the modified distressed debt and our adjusted tax basis in the unmodified distressed debt. Because we typically acquire distressed debt at a significant discount, our adjusted tax basis in the unmodified distressed debt typically is significantly lower than the adjusted issue price of the modified distressed debt. Accordingly, if we significantly modify non-publicly traded distressed debt, we may recognize a substantial amount of taxable income without receiving any cash. That "phantom income" will increase the amount of taxable income we are required to distribute to satisfy the REIT distribution requirement and avoid corporate income and excise taxes. To satisfy that requirement and avoid those taxes, we may have to sell assets or borrow funds at inopportune times or make taxable distributions of our debt or equity securities.

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

        We currently manage certain structured finance and investment vehicles that are treated as taxable REIT subsidiaries or REITs. Fee income and active business income that we generate directly (rather than through a taxable REIT subsidiary) constitute non-qualifying income for purposes of the 95% and 75% gross income tests. It is not possible to predict with complete accuracy the amount of gross income that we will generate in any taxable year due to, among other things, fluctuations in interest rates. Accordingly, our qualifying income for purposes of our gross income tests may be lower than we anticipate, and, conversely, our fee income and active business income may be higher than we anticipate. If our fee income and active business income, combined with other sources of non-qualifying income, such as income from non-qualifying hedges, were to exceed 5% of our gross income, we would fail to satisfy the 95% gross income test. Unless we qualified for certain Internal Revenue Code cure provisions, a failure of the 95% gross income test would cause us to fail to qualify as a REIT.

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

        At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a stockholder. For example, legislation enacted in 2003, 2006 and 2010 generally reduced the federal income tax rate on most dividends paid by corporations to investors taxed at individual rates to a maximum of 15% through the end of 2012. REIT dividends, with limited exceptions, do not benefit from the rate reduction, because a REITs income is generally not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to investors taxed at individual rates than shares in REITs and could have an adverse effect on the value of our stock.

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

We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under GAAP principles or other economic measures.

        We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under GAAP or other economic measures as a result of the differences between GAAP and tax accounting methods. For example, we may recognize substantial amounts of COD income for federal income tax purposes (but not for GAAP purposes) due to discount repurchases of our debt, which could cause our REIT taxable income to exceed our GAAP income. Additionally, we may deduct our capital losses only to the extent of our capital gains, and not against our ordinary income, in computing our REIT taxable income for a given taxable year. Finally, certain of our assets and liabilities are marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income. Consequently, we could recognize substantial amounts of REIT taxable income, and would be required to distribute such income to our stockholders, in a year in which we are not profitable under GAAP principles or other economic measures.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our investments in net lease properties, which comprise our net lease business segment, are described under "Business—Net Lease." The following table sets forth certain information with respect to each of our net lease properties and real estate owned (or "REO") properties as of December 31, 2010:

Property Information:

Location City, State	Square Feet	Rent per square ft.($)(1)	Number of Buildings	Ownership Interest	Type	Leasehold Expiration Date	Lease/ Sublease Expiration Date	Encumbrances (In Thousands $)
Bloomingdale, IL	50,000	$10.50	1	Leasehold	Retail	Jan-27	Jan-22	$5,599
Concord Holdings, NH	50,000	11.25	1	Fee	Retail	N/A	May-16	5,836
	20,087	12.75	1	Fee	Retail	N/A	Jan-16	2,344
Fort Wayne, IN	50,000	18.50	1	Leasehold	Retail	Jan-25	Aug-24	3,313
Keene, NH	45,471	15.20	1	Fee	Retail	N/A	Oct-20	6,588
Melville, NY	46,533	8.75	1	Leasehold	Retail	Jan-22	Jan-22	4,344
Millbury, MA	54,175	8.49	1	Leasehold	Retail	Jan-24	Jan-24	4,617
New York, NY	7,500	92.57	1	Leasehold	Retail	Dec-12	Dec-12	—
North Attleboro, MA	50,025	8.62	1	Leasehold	Retail	Jan-24	Jan-24	4,599
Portland, ME	52,900	15.66	1	Leasehold	Retail	Aug-30	Aug-23	4,466
Wichita, KS	48,782	11.61	1	Fee	Retail	N/A	Mar-23	5,985

Total Retail	475,473	$13.35	11					$47,691
Auburn Hills, MI	50,000	$11.91	1	Fee	Office	N/A	Sep-15	$5,306
	55,692	13.81	1	Fee	Office	N/A	Sep-15	5,910
Aurora, CO	183,529	17.74	1	Fee	Office	N/A	Jun-15	32,583
Camp Hill, PA	214,150	12.62	1	Fee	Office	N/A	Sep-15	24,332
Columbus, OH	199,112	11.70	1	Fee	Office	N/A	Nov-17	23,239
Fort Mill, SC	165,000	12.78	1	Fee	Office	N/A	Oct-20	30,182
Milpitas, CA	180,481	14.89	2	Fee	Office	N/A	Feb-17	21,638
Indianapolis, IN	333,600	7.29	1	Fee	Office/Flex	N/A	Dec-25	27,790
New York, NY	17,665	55.52	1	Leasehold	Retail/Office	July-15	June 2011 - Jul 16	—
Rancho Cordova, CA	68,000	22.89	1	Fee	Office	N/A	Sep-15	10,670
Rockaway, NJ	15,038	7.61	1	Fee	Office	N/A	May-15	2,098
	106,000	15.51		Fee	Office	N/A	Jul-17	14,786
Salt Lake City, UT	117,553	19.70	1	Fee	Office	N/A	Apr-12	15,059
Cincinnati, OH	139,264	2.05	1	Fee	Office	N/A	Mar-10	15,686
	173,145	—	1	Fee	Office	N/A	Dec-09	19,208
	174,554	13.19	1	Fee	Office	N/A	Dec-15	16,586

Total Office	2,192,783	$11.89	16					$265,073
Black Mountain, NC	36,235	$19.47	1	Fee	Healthcare	N/A	Jul-21	$5,296
Blountstown, FL	33,722	18.03	1	Fee	Healthcare	N/A	Jul-21	3,871
Bremerton, WA	68,601	16.87	1	Fee	Healthcare	N/A	Oct-21	7,275
Caroltton, GA	49,000	10.51	1	Fee	Healthcare	N/A	Jan-17	2,951
Castletown, IN	46,026	19.21	1	Fee	Healthcare	N/A	Jun-16	6,669
Charleston, IL	39,393	10.20	1	Fee	Healthcare	N/A	Jan-17	5,846
Chesterfield, IN	19,062	25.93	1	Fee	Healthcare	N/A	Jun-17	3,989
Cincinnati, OH	69,806	28.40	1	Fee	Healthcare	N/A	Jan-17	11,397
Clemmons, NC	30,929	21.12	1	Fee	Healthcare	N/A	Apr-22	2,156
Clinton, OK	31,377	0.20	1	Fee	Healthcare	N/A	Jan-17	1,334
Columbia City, IN	22,395	42.97	1	Fee	Healthcare	N/A	Jun-17	7,909
Daly City, CA	26,262	23.13	1	Fee	Healthcare	N/A	Aug-21	4,797
	78,482	18.15	1	Leasehold	Healthcare	Aug-21	Aug-21	11,244
Denmark, WI	8,320	18.18	1	Fee	Healthcare	N/A	Jan-17	1,201
Dunkirk, IN	19,140	13.05	1	Fee	Healthcare	N/A	Jun-17	2,087
East Arlington, TX	26,552	7.23	1	Fee	Healthcare	N/A	Dec-13	3,349
Effingham, IL	7,808	16.03	1	Fee	Healthcare	N/A	Jan-17	547
	39,393	18.46	1	Fee	Healthcare	N/A	Jan-17	4,601
Elk City, OK	51,989	7.70	1	Fee	Healthcare	N/A	Jan-17	4,341
Fairfield, IL	39,393	15.25	1	Fee	Healthcare	N/A	Jan-17	6,402
Fort Wayne, IN	31,500	18.50	1	Fee	Healthcare	N/A	Jun-17	4,792
Franklin, WI	27,556	19.83	1	Fee	Healthcare	N/A	Jan-17	6,272
Fullerton, CA	5,500	25.28	1	Fee	Healthcare	N/A	Jan-17	779
Fullerton, CA	26,200	27.22	1	Fee	Healthcare	N/A	Jan-17	7,575
Garden Grove, CA	26,500	46.64	1	Fee	Healthcare	N/A	Jan-17	11,168
Green Bay, WI	23,768	16.83	1	Fee	Healthcare	N/A	Jan-17	3,127
Grove City	20,672	15.66	1	Fee	Healthcare	N/A	Jan-17	3,040

Location City, State	Square Feet	Rent per square ft.($)(1)	Number of Buildings	Ownership Interest	Type	Leasehold Expiration Date	Lease/ Sublease Expiration Date	Encumbrances (In Thousands $)
Harrisburg, IL	36,393	13.67	1	Fee	Healthcare	N/A	Jan-17	3,674
Hartford City, IN	22,400	3.72	1	Fee	Healthcare	N/A	Jun-17	2,052
Hillsboro, OR	286,652	12.75	3	Fee	Healthcare	N/A	Dec-13	32,536
Hobart, IN	43,854	15.42	1	Fee	Healthcare	N/A	Jun-17	5,832
Huntington, IN	31,169	18.86	1	Fee	Healthcare	N/A	Jun-17	4,452
Indianapolis, IN	36,416	7.14	1	Fee	Healthcare	N/A	Jun-17	2,203
Kenosha, WI	22,958	19.04	1	Fee	Healthcare	N/A	Jan-17	4,070
Kingfisher, OK	26,698	12.55	1	Fee	Healthcare	N/A	Jan-17	3,964
La Vista, NE	26,683	12.52	1	Fee	Healthcare	N/A	Jan-17	4,267
LaGrange, IN	9,872	4.22	1	Fee	Healthcare	N/A	Jun-17	509
	46,539	12.30	1	Fee	Healthcare	N/A	Jun-17	5,007
Lancaster, OH	21,666	22.18	1	Fee	Healthcare	N/A	Jan-17	6,279
Madison, WI	25,411	18.85	1	Fee	Healthcare	N/A	Jan-17	4,212
Manitowoc, WI	30,679	16.57	1	Fee	Healthcare	N/A	Jan-17	4,943
Marysville, OH	16,992	40.56	1	Fee	Healthcare	N/A	Jan-17	5,392
Mattoon, IL	39,393	12.69	1	Fee	Healthcare	N/A	Jan-17	5,662
	39,393	16.73	1	Fee	Healthcare	N/A	Jan-17	6,922
McFarland, WI	25,700	17.14	1	Fee	Healthcare	N/A	Jan-17	3,777
Mansfield, OH	3,780	10.06	1	Fee	Healthcare	N/A	Dec-17	—
	4,000	23.09	1	Fee	Healthcare	N/A	Dec-17	—
	13,209	9.59	1	Fee	Healthcare	N/A	Dec-17	—
Memphis, TN	73,381	24.45	1	Fee	Healthcare	N/A	Jan-17	14,598
Menomonmee, WI	30,176	21.00	1	Fee	Healthcare	N/A	Jan-17	5,986
Middletown, IN	18,500	23.90	1	Fee	Healthcare	N/A	Jun-17	3,351
Mooresville, IN	24,945	19.81	1	Fee	Healthcare	N/A	Jun-17	1,497
Morris, IL	94,719	16.95	2	Fee	Healthcare	N/A	Mar-16	2,161
Mt. Sterling, KY	67,706	20.10	1	Fee	Healthcare	N/A	Jan-22	11,204
Oklahoma City, OK	45,187	4.52	1	Fee	Healthcare	N/A	Jan-17	4,416
Olney, IL	25,185	10.88	1	Fee	Healthcare	N/A	Jan-17	4,227
	39,393	11.04	1	Fee	Healthcare	N/A	Jan-17	2,449
Paris, IL	39,393	17.00	1	Fee	Healthcare	N/A	Jan-17	6,819
Peru, IN	36,861	14.11	1	Fee	Healthcare	N/A	Jun-17	6,320
Peshtigo, WI	19,380	9.63	1	Fee	Healthcare	N/A	Dec-17	—
Plymouth, IN	39,092	10.25	1	Fee	Healthcare	N/A	Jun-17	5,166
Portage, IN	38,205	14.98	1	Fee	Healthcare	N/A	Jun-17	6,921
Racine, WI	26,583	18.97	2	Fee	Healthcare	N/A	Jan-17	9,903
Rantoul, IL	39,393	11.77	1	Fee	Healthcare	N/A	Jan-17	5,621
Robinson, IL	29,161	13.01	1	Fee	Healthcare	N/A	Jan-17	3,990
Rockford, IL	54,000	8.36	1	Fee	Healthcare	N/A	Jan-17	4,940
Rockport, IN	26,000	9.40	1	Fee	Healthcare	N/A	Jun-17	1,687
Rushville, IN	13,118	7.81	1	Fee	Healthcare	N/A	Jun-17	542
	35,304	17.09	1	Fee	Healthcare	N/A	Jun-17	4,021
Santa Ana, CA	24,500	38.89	1	Fee	Healthcare	N/A	Jan-17	7,874
Sheboygan, WI	39,784	24.30	2	Fee	Healthcare	N/A	Jan-17	9,164
Stephenville, TX	28,875	19.01	1	Fee	Healthcare	N/A	Jan-17	6,150
Sterling, IL	149,008	5.50	2	Fee	Healthcare	N/A	Mar-16	2,346
Stevens Point, WI	26,443	21.77	2	Fee	Healthcare	N/A	Jan-17	8,363
Stoughton, WI	24,686	8.85	1	Fee	Healthcare	N/A	Jan-17	1,662
Sullivan, IN	18,415	4.24	1	Fee	Healthcare	N/A	Jan-17	872
	44,077	14.75	1	Fee	Healthcare	N/A	Jan-17	4,826
Sycamore, IL	54,000	12.02	1	Fee	Healthcare	N/A	Jan-17	8,487
Syracuse, IN	57,980	9.42	1	Fee	Healthcare	N/A	Jan-17	3,439
Tipton, IN	62,139	18.47	1	Fee	Healthcare	N/A	Jun-17	7,942
Tuscola, IL	36,393	13.44	1	Fee	Healthcare	N/A	Jan-17	4,168
Two Rivers, WI	14,369	21.71	1	Fee	Healthcare	N/A	Jan-17	2,668
Vandalia, IL	39,393	15.02	1	Fee	Healthcare	N/A	Jan-17	7,328
Wabash, IN	35,374	5.29	1	Fee	Healthcare	N/A	Jun-17	1,281
Wasbash, IN	70,746	7.65	1	Fee	Healthcare	N/A	Jun-17	3,633
Wakarusa, IN	48,000	6.95	1	Fee	Healthcare	N/A	Jun-17	6,355
	89,828	24.93	1	Fee	Healthcare	N/A	Jun-17	9,871
Warsaw, IN	25,514	11.21	1	Fee	Healthcare	N/A	Jun-17	3,581
Washington Crt Hse, OH	19,660	25.10	1	Fee	Healthcare	N/A	Jan-17	5,223
Wausau, WI	24,047	18.52	1	Fee	Healthcare	N/A	Jan-17	7,443
Weatherford, OK	53,000	1.46	1	Fee	Healthcare	N/A	Jan-17	4,484
Wichita, KS	81,810	11.61	1	Fee	Healthcare	N/A	Dec-19	7,848
Wisconsin Rapids, WI	20,869	11.91	1	Fee	Healthcare	N/A	Jan-17	1,112

Total Healthcare	3,620,030	$15.19	100					$471,706
Reading, PA	609,000	$0.34	1	Fee	Distribution Ctr	N/A	Jan-17	$18,644

Total Other	609,000	$0.34	1					$18,644

Location City, State	Square Feet	Rent per square ft.($)(1)	Number of Buildings	Ownership Interest	Type	Leasehold Expiration Date	Lease/ Sublease Expiration Date	Encumbrances (In Thousands $)
Atlanta, GA	382,054	N/A	1	REO	REO/Multifamily	N/A	Various	—
Philadelphia, PA	142,988	N/A	1	REO	REO/Office	N/A	N/A	—
Chandler, AZ	N/A	N/A	—	REO	REO/Land	N/A	N/A	—
Florence, AZ	N/A	N/A	—	REO	REO/Land	N/A	N/A	—

Total REO	525,042	N/A	2					—

Total	$7,422,328	$11.80	130					$803,114

(1)
Rent per square foot is calculated as aggregate rental receipts divided by aggregate square footage.

        As of, and for the year ended December 31, 2010, we had no single property with a book value or gross revenues, respectively, equal to or greater than 10% of our total assets. For the year ended December 31, 2010, we had no single property that accounted for gross revenues equal to or greater than 10% of our total revenues.

Item 3.    Legal Proceedings

Chatsworth Property

        One of our net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA, or WaMu. NNN, which is a subsidiary of ours, is a defendant in a lawsuit, or the Lawsuit, filed on August 10, 2009 by the Lender, in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of our subsidiaries, NRFC Sub IV, that were 100% leased, or the Lease, to WaMu. The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of approximately $45 million, or the Judgment. NNN intends to vigorously pursue an appeal of the decision.

        Pursuant to the guidance Accounting for Contingencies, an estimated loss from a loss contingency shall be accrued by a charge to income if two conditions are met. First, information available prior to the issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that on one or more future events will occur confirming the facts of the loss. Second, the amount of the loss can be reasonably estimated. We believe it is not probable that the Lawsuit will result in an unfavorable outcome and, therefore, we have not established an accrual relating to the Lawsuit.

        In connection with filing for an appeal, pursuant to California law, NNN is required to post a bond in an amount equal to one and a half times the amount of the Judgment, or the Bond. Accordingly, we have entered into a standard General Agreement of Indemnity with an issuer of surety bonds, or the Surety Agreement, which could require us to post collateral equal to the amount of the Bond. As part of the Surety Agreement, in connection with the issuance of the Bond, we have posted cash collateral equal to 38% of the amount of the Bond, or approximately $26 million.

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

Period	High	Low	Close	Dividends
2009
First Quarter	$4.90	$1.25	$2.32	$0.10
Second Quarter	$4.10	$2.22	$2.83	$0.10
Third Quarter	$4.08	$2.51	$3.51	$0.10
Fourth Quarter	$3.74	$3.11	$3.43	$0.10
2010
First Quarter	$5.22	$3.43	$4.21	$0.10
Second Quarter	$5.06	$2.65	$2.67	$0.10
Third Quarter	$3.89	$2.63	$3.74	$0.10
Fourth Quarter	$4.88	$3.64	$4.75	$0.10

        On January 20, 2009, we declared dividend at $0.25 per share of common stock, payable with respect to the quarter ended December 31, 2008, to stockholders of record as of January 28, 2009. The dividend was paid on February 27, 2009 in a combination of 40% cash and 60% common stock to stockholders of record as of the close of business on January 28, 2009.

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

        On April 20, 2010, we declared a dividend of $0.10 per share of common stock. The dividend was paid on May 14, 2010, to the stockholders of record as of the close of business on May 4, 2010.

        On July 20, 2010, we declared a dividend of $0.10 per share of common stock. The dividend was paid on August 16, 2010, to the stockholders of record as of the close of business on August 6, 2010.

        On October 19, 2010, we declared a dividend of $0.10 per share of common stock. The dividend was paid on November 15, 2010, to the stockholders of record as of the close of business on November 5, 2010.

        On January 19, 2011, we declared a dividend of $0.10 per share of common stock. The dividend was paid on February 14, 2011 to the stockholders of record as of the close of business on February 4, 2011.

        On October 8, 2008 our Board of Directors authorized a share repurchase program of up to 10,000,000 shares of our outstanding common stock, or approximately 16% of our outstanding common stock as of December 31, 2010. Stock repurchases under this program may be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the three months ended December 31, 2010 we did not purchase any shares pursuant to the share repurchase program.

        On February 23, 2011, the closing sales price for our common stock, as reported on the NYSE, was $5.13. As of February 23, 2011, there were 172 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Performance Graph

        Set forth below is a graph comparing the cumulative total stockholder return on shares of our common stock with the cumulative total return of the NAREIT All REIT Index and the Russell 2000 Index. The period shown commences on January 1, 2006 and ends on December 31, 2010, the end of our most recently completed fiscal year. The graph assumes an investment of $100 on January 1, 2006 and the reinvestment of any dividends. The stock price performance shown on this graph is not necessarily indicative of future price performance. The information in the graph and the table below was obtained from SNL Financial without independent verification.

Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
NorthStar Realty Finance Corp.	100.00	179.48	109.88	57.51	56.78	86.64
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NAREIT All REIT Index	100.00	134.35	110.39	69.18	88.17	112.48

Equity Compensation Plan Information

        The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which grants of securities may be made from time to time.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	4,172,446	n/a	70,952
2004 Long-Term Incentive Bonus Plan	116,830	n/a	—

Total	4,289,276		70,952

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

        The selected historical consolidated information presented for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and relates to our operations and has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K or our prior Annual Reports on Form 10-K.

        Our consolidated financial statements include our majority owned subsidiaries which we control. Where we have a non-controlling interest, such entity is reflected on an unconsolidated basis.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share amounts)
Statements of Operations Data:(1)
Revenues:
Interest income	$318,792	$142,213	$212,432	$292,131	$135,091
Interest income—related parties	1,108	17,692	14,995	13,516	11,671
Rental and escalation income	124,828	98,143	107,559	91,301	35,683
Advisory and management fee income—related parties	3,201	7,295	12,496	7,658	5,906
Commission income	2,476	—	—
Other revenue	3,268	736	16,494	6,242	5,874

Total revenues	453,673	266,079	363,976	410,848	194,225
Expenses:
Interest expense	131,335	121,289	190,538	241,287	103,639
Real estate properties—operating expenses	37,691	14,653	8,160	8,719	8,561
Asset management fees—related party	466	3,356	4,721	4,368	594
Fund raising fees and other joint venture costs	—	—	2,879	6,295	—
Commission expense	1,867	—	—
Impairment on operating real estate	5,249	—	5,580	—	—
Provision for loan losses	168,446	83,745	11,200	—	—
General and administrative Salaries and equity based compensation(2)	54,828	47,213	53,269	36,148	22,547
Auditing and professional fees	13,803	9,636	7,075	6,787	4,765
Other general and administrative	20,778	13,685	14,486	13,610	7,739

Total general and administrative	89,409	70,534	74,830	56,545	35,051
Depreciation and amortization	34,097	41,726	41,043	31,916	13,042

Total expenses	468,560	335,303	338,951	349,130	160,887
Income/(loss) from operations	(14,887)	(69,224)	25,025	61,718	33,338
Equity in (loss)/earnings of unconsolidated ventures	2,253	(1,809)	(11,918)	(11,684)	432
Unrealized gain/(loss) on investments and other	(538,572)	(209,976)	649,113	(4,330)	4,934
Realized gain on investments and other	145,722	128,461	37,699	3,559	1,845
Gain from acquisitions	15,363	—	—	—	—

Income/(loss) from continuing operations	(390,121)	(152,548)	699,919	49,263	40,549
Income from discontinued operations	(1,967)	2,176	2,410	1,047	798
Gain on sale of discontinued operations	2,528	13,799	—	—	445
Gain on sale of joint venture interest	—	—	—	—	279

Consolidated net income (loss)	(389,560)	(136,573)	702,329	50,310	42,071
Net income (loss) attributable to the non-controlling interests	15,019	6,293	(72,172)	(3,276)	(4,006)
Preferred stock dividends	(20,925)	(20,925)	(20,925)	(16,533)	(860)

Net income available to common stockholders	$(395,466)	$(151,205)	$609,232	$30,501	$37,205

Net income (loss) per share from continuing operations	(5.17)	(2.40)	9.61	0.48	0.91
Income per share from discontinued operations (basic/diluted)	(0.03)	0.04	0.04	0.02	0.01
Gain per share on sale of discontinued operations and joint venture interest (basic/diluted)	0.03	0.20	—	—	0.02

Net income (loss) per share available to common stockholders	$(5.17)	$(2.16)	$9.65	$0.50	$0.94

Common stock dividends declared per share	$0.40	$0.55	$1.44	$1.43	$1.21
Preferred stock dividends declared	20,925	20,925	20,925	16,533	860
Weighted average number of shares of common stock outstanding:
Basic	76,552,702	69,869,717	63,135,608	61,510,951	39,635,919
Diluted	82,842,990	77,193,083	70,136,783	65,086,953	44,964,455

(1)
The years ended December 31, 2009, 2008, 2007 and 2006 do not include the revenues and expenses of N-Star I, II, III and V as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

(2)
The years ended December 31, 2010, 2009, 2008, 2007 and 2006 include $16,991, $20,474, $ 24,680, $16,007 and $9,080 in equity based compensation, respectively. Cash incentive compensation expense incurred but payable in future periods totaled $4,616, $4,635, $2,169, $0 and $0, respectively, for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The year ended December 31, 2010 includes $3,583 of cash compensation expense and $1,014 of equity based compensation expense relating to a separation and consulting agreement with a former executive.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data
Operating real estate—net	$938,062	$978,902	$1,127,000	$1,134,136	$468,608
Available for sale securities, at fair value	1,691,054	336,220	221,143	549,522	788,467
Real estate debt investments, net	1,826,239	1,936,482	1,976,864	2,007,022	1,571,510
Real estate debt investments, held-for-sale	18,662	611	70,606	—	—
Corporate loan investments	—	—	—	457,139	—
Investments in and advances to unconsolidated/uncombined ventures	94,412	38,299	101,507	33,143	11,845
Total assets	5,151,991	3,669,564	3,943,726	4,792,782	3,185,620
Mortgage notes and loans payable	803,114	795,915	910,620	912,365	390,665
Exchangeable senior notes	126,889	125,992	233,273	172,500	—
Bonds payable	2,258,805	584,615	468,638	1,654,185	1,682,229
Contingently redeemable non-controlling interest	94,822	94,822	—	—	—
Credit facilities	—	—	44,881	501,432	16,000
Secured term loans	36,881	368,865	403,907	416,934	—
Liability to subsidiary trusts issuing preferred securities	191,250	167,035	69,617	286,258	213,558
Repurchase obligations	—	—	176	1,864	80,261
Total liabilities	3,779,478	2,210,924	2,329,966	4,152,248	2,502,990
Non-controlling interests	55,173	90,647	198,593	22,495	22,859
Stockholders' equity	1,277,691	1,363,818	1,415,167	618,039	659,771
Total liabilities and stockholders' equity	$5,151,991	$3,669,564	$3,943,726	$4,792,782	$3,185,620

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Other Data:
Cash Flow from:
Operating activities from continuing operations	$35,558	$54,518	$87,612	$102,238	$53,998
Investing activities	119,025	123,319	(110,708)	(2,373,929)	(1,852,961)
Financing activities	(168,072)	(172,948)	3,306	2,380,767	1,815,828

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

  •
  invest in, create and manage portfolios of fixed income securities backed primarily by commercial real estate assets, including CMBS and REIT unsecured debt; and

  •
  acquire office, industrial, retail and healthcare related properties that are primarily net leased to corporate tenants.

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

  Real Estate Debt

        We primarily earn interest income from real estate debt investments. At December 31, 2010, our real estate debt portfolio had a carrying value of $1.8 billion consisting of senior and subordinate debt investments. We made six new investments and 52 loans were acquired as part of the CSE RE 2006-A

CDO transaction in 2010, one new investment in 2009, three investments in 2008, 41 investments in 2007 and 74 investments in 2006.

        Approximately 56.6% of our loan assets generate interest income based upon a floating index, primarily one-month LIBOR or the prime rate, plus a credit spread. Our revenues will be impacted by changes in floating interest rates; however, we seek to minimize the impact of changes in floating interest rates by financing floating rate assets with floating rate debt having interest rates benchmarked to the same index as our assets. Decreases in floating interest rates may result in lower income for our stockholders because the unfinanced portion of the asset is not hedged, notwithstanding the match-funding of floating rate assets with floating rate liabilities.

  Real Estate Securities

        We earn interest income from real estate fixed income securities and, prior to their consolidation, management fees from our off-balance sheet CDO financings. Similar to our real estate debt business, we seek to minimize the impact of floating interest rates by funding floating rate assets with floating rate debt and by hedging fixed rate assets funded with floating rate debt.

  Core Net Lease Properties

        We earn rental and escalation income from our core net leased properties, which includes primarily suburban office, industrial and retail properties. During 2007 and 2006, we acquired $125.9 million and $164.9 million, respectively, of core net lease properties. We made no core net lease acquisitions during 2008, 2009 or 2010.

  Healthcare Net Lease

        We earn rental and escalation income from our healthcare net leased properties, which we characterize as mid-acuity, and that are operated by and/or leased to regional, middle-market tenants or operators. We define mid-acuity as those properties that provide needed services to residents that cannot be easily or as affordably provided in a home or other health care setting. These types of properties include including independent living facilities, assisted living facilities, skilled nursing facilities, memory care facilities and continuing care retirement facilities as well as in medical office buildings and research facilities. During 2008, 2007 and 2006, we acquired $4.2 million, $591.0 million and $78.8 million, respectively, of healthcare net lease properties. We made no healthcare net lease acquisitions during 2009 or 2010.

  Commission Income

        Commission income represents income earned by us for selling equity, through our broker-dealer subsidiary, for the NorthStar Income Opportunity REIT I, Inc., a commercial finance REIT sponsored by us.

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

  •
  Assets Under Management ("AUM") growth is a key driver of our ability to grow our earnings, but in the current economic environment is of lesser importance than other metrics such as AFFO and ROE due to lack of available new investment capital in the commercial real estate sector.

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

Outlook and Recent Trends

        U.S. macroeconomic and real estate sector conditions have remained poor since 2007, when the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets. The resulting virtual shutdown of the credit and equity markets pushed the U.S. economy into recession, and the unemployment rate increased from a low of 4.4% in 2007 to 9.4% at December 31, 2010. Traditional commercial real estate lenders such as banks and life insurance companies severely curtailed their lending between mid-2007 and 2009, resulting in a severe shortage of debt capital for real estate investors and those needing to refinance maturing loans. The corporate bond, consumer asset-backed debt and equity markets began to recover during 2009 and continued to improve during 2010, although macroeconomic indicators remain weak. The commercial mortgage-backed markets are beginning to recover and issued approximately $10 billion of securities in 2010.

        Despite poor economic conditions, the Morgan Stanley REIT Index returned approximately 28.6% for 2009 and approximately 28.5% for 2010. In addition, three REITs with a real estate debt focus raised approximately $1.5 billion of capital in 2009, but no new commercial mortgage REITs went public during 2010. Notwithstanding the ability of the public REIT market to raise capital, this market is very small relative to the size of the estimated $1.5 trillion commercial real estate finance market. More recently, U.S. economic conditions appear to be improving (based on 2.6% annualized GDP growth as of September 30, 2010, the most recent available data), however, the unemployment rate remains high indicating a low rate of business expansion, which drives commercial real estate cash flows. Commercial real estate tends to lag economic recoveries and with the exception of certain high-density, supply-constrained markets such as New York City, Washington DC and Boston, MA, we expect commercial real estate fundamentals to continue to be difficult into 2011.

Commercial Real Estate Macroeconomic Conditions

        Virtually all commercial real estate property types have been adversely impacted by the recent economic recession, including core property types such as hotel, retail, office, industrial and multi-family properties. Land, condominium and other commercial property types have also been severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Our credit loss provisioning levels for 2009 and 2010 were higher than in the past due to the impact of these conditions. Despite weak economic conditions, during 2010, investor interest began returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and in certain asset types such as apartments and hotels that are expected to benefit quickly from recovering economic conditions. During 2011, the degree to which commercial real estate values erode or improve within the local markets in which our real estate collateral is located will impact the level of credit losses in our asset base.

        Many of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of December 31, 2010, is 0.26%, well below its 2.93% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which have partially offset decreasing cash flows caused by the economic recession, and extended the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property, although the availability and cost of debt capital appears to have a much more significant impact on property values. Although investor interest in real estate has improved during 2010, much of the new capital has been directed to the highest quality, stabilized urban real estate assets and properties expected to benefit quickly from improving economic conditions. Many of our collateral properties had business plans to improve occupancy and cash flows that have not been accomplished due to the recent economic recession. Weak cash flow performance and conservative underwriting standards by current market lenders continues to cause extreme difficulties in obtaining repayments at maturity.

        For existing loans, when credit spreads widen, which was the case in 2008 and early 2009, the economic value of existing loans decreases. Although credit spreads decreased in 2010, if a lender were to originate a similar loan today, such loan would likely still carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan will impact the total proceeds that the lender will receive.

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

        Real estate securities values are also influenced by credit ratings assigned to the securities by accredited rating agencies. In 2009, the rating agencies changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Combined with a poor economic outlook, their reviews have resulted in, large amounts of ratings downgrade actions for CMBS in 2009 and in 2010, negatively impacting market values of CMBS and in many cases negatively impacting the CDO financing structures used by us and others to leverage these investments.

        Our net leased assets are also adversely impacted by a weaker economy as well. Corporate space needs are contracting resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants, which could result in their inability to meet the terms of their leases.

Our Strategy

        We responded to these difficult conditions by decreasing investment activity and aggressively raising corporate capital when we observed deteriorating market conditions. We expect credit to continue to be challenging through 2011 and we continue to focus our company resources on portfolio management activities to preserve our invested capital and liquidity. We anticipate that most of our investment activity and uses of available unrestricted cash liquidity for the foreseeable future will be focused on discounted repurchases of our previously issued debt securities and for growth in our asset management portfolio, as well as opportunistic investments.

        The relative lack of supply and high demand for capital is allowing investors with cash to make investments with very attractive returns compared to historical levels. For this reason, we are working to raise equity capital through alternative channels, especially in the nonlisted REIT market. During 2010, we raised approximately $37.7 million in the non-traded REIT sector for NSREIT and its predecessor, and filed a registration statement for NorthStar Senior Care Trust, Inc. We are the advisor to these companies and earn management fees which vary based on the amount of assets under management and investment performance. We expect to use our broad commercial real estate investment and management platform to operate these companies and to earn management fees in return for our services, and the non-traded REIT efforts reflect our strategy of accessing alternative sources of equity capital, leveraging our existing platform to generate fee revenues and to become less reliant on the public markets to grow our business.

Our Financing Structures

        On June 30, 2010, we fully repaid and extinguished, at a discount to the outstanding principal amount, the First Amended and Restated Credit Agreement (the "Credit Agreement") and the Second Amendment to Note Purchase Agreement (the "Note Purchase Agreement," and together with the Credit Agreement, the "WA Secured Term Loan") with Wachovia Bank, National Association ("Wachovia"), having an outstanding principal balance of approximately $304.0 million and secured by assets having an aggregate unpaid principal balance of approximately $448.6 at the time of the payoff. We paid approximately $208.0 million of cash and granted the lender a 40% participation interest in the principal proceeds of a €43.3 million participation in a mezzanine loan that is collateralized by a German retail portfolio.

        As of December 31, 2010, approximately $4.1 billion of our collateralized debt obligations permit reinvestment of capital proceeds which means when the underlying assets repay or are sold we are able to reinvest the proceeds in new assets without having to repay the liabilities. Approximately $265.1 million of our funded loan commitments have their initial maturity date during 2011; however, many of the loans contain extension options of at least one year. We also expect that a majority of the $186.2 million of loans having final maturities during 2011 will have their maturities extended beyond 2011 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital. It is therefore difficult to estimate how much capital, if any, will be generated in our CDO financings from loan repayments during 2011.

        Our CDO structures do not have corporate financial covenants but require that the underlying loans and securities meet interest coverage and collateral value coverage (as defined by the indentures) in order for us to receive regular cash flow distributions. If the tests are not met, cash flow is diverted from us to repay the liabilities until the tests are back into compliance. In some cases, our ability to reinvest can be adversely impacted if these tests are not in compliance. Ratings downgrades and defaults of CMBS and other securities can reduce the deemed value of the security in measuring collateral coverage, depending on the level of the downgrade. Also, defaults in our loans can reduce the collateral coverage of the defaulted loan in our CDO structures. As economic conditions remain weak and capital for "legacy" commercial real estate assets remains scarce, we expect credit quality in our assets to remain weak. While we have devoted a majority of our resources to managing our existing asset base, a continued poor economic environment and additional credit ratings downgrades will make maintaining compliance with the CDO structures more difficult, jeopardizing regular cash flow distributions to our company.

        We believe that liquidity is returning to the commercial real estate finance markets and corporate debt capital is currently available to the stronger equity REITs. Approximately $10 billion in multi-borrower CMBS transactions were completed in 2010 and many industry experts are predicting at least $30-$40 billion of CMBS issuance in 2011. Wall Street banks have also begun to more actively provide credit to real estate lenders to originate or purchase new real estate loans. We expect that credit availability will continue to improve during 2011, increasing opportunities for us to access attractive debt capital.

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

        On July 8, 2010, we acquired, as part of the CSE RE 2006-A CDO acquisition, commercial real estate loans having an aggregate $1.1 billion outstanding principal balance. The loans were recorded as of July 8, 2010, at their estimated $396.0 million fair market value. As of December 31, 2010, the CSE RE 2006-A loans had an aggregate $966.6 million outstanding principal balance and an aggregate $291.0 million carrying value. The $616.9 million acquisition discount as of December 31, 2010, acts as a built-in reserve for credit issues and recoveries less than contractual amounts related to these acquired loans. Although fair market values and any related discounts to outstanding principal balances were determined on a loan-by-loan basis and therefore cannot be allocated to other loans, we believe the overall discount provides protection to our basis for ongoing credit issues associated with this portfolio.

        At December 31, 2010, our loan portfolio, inclusive of the CSE RE 2006-A CDO, had the following credit statistics (in thousands):

Non-Performing Loans(1)(2)	Number of Loans(3)	Outstanding Principal Balance	Reserves	CSE CDO Acquisition Discount	Aggregate Net Balance	Collateral Types and Locations (% by loan balance)
First mortgages	10	$220,961	$10,323	$178,245	$32,393	60% land located in FL, CA, PA, CO, 27%
						multifamily located in FL, CA, TX, 6%
						hospitality located in IL, 6% retail located in
						WI and 1% nursing located in KY.
Junior participations in first mortgages	3	51,988	28,460	0	23,528	55% land located in FL and 45% office
						located in GA, IN.

Total	13	$272,949	$38,783	$178,245	$55,922
Performing loans with loan loss reserves
First mortgages	2	$55,820	$10,660	$0	$45,160	100% office located in TX and CA.
Junior participations in first mortgages	3	76,536	55,085	0	21,450	43% land located in NV, 41% retail located
						in GA, and 16% office in NY.
Mezzanine	6	177,867	92,671	0	85,196	56% hotel located throughout the USA, 21%
						retail located in AZ and IA, 14% multi-family
						located in CA, 4% office located in CA, 3%
						corporate loan located in NC and 2% land
						located in CA.

Total	11	$310,222	$158,417	$0	$151,805

Total NPLs and total performing loans with loan loss reserves	24	$583,171	$197,200	$178,245	$207,727

(1)
A loan is classified as non-performing at such time as the loan becomes 90 days delinquent in interest or principal payments or the loan has a maturity default.

(2)
Outstanding principal balances includes $15.6 million of minority interest held by third parties.

(3)
Where NorthStar holds more than one loan on the same collateral or group of collateral properties, the loans are considered a single investment for purpose of reporting non-perforning loans and reserves.

        At December 31, 2010, our loan portfolio principal and interest aging is as follows (inclusive of our non-performing loans) (in thousands):

1 - 90 Days	90+ Days
$41,975	$223,390

        For the three months ended December 31, 2010, we recorded a $32.8 million credit loss provision relating to three loans. For the year ended December 31, 2010, we recorded $168.4 million of credit loss provisions relating to 16 loans, which included; (i) $6.5 million for four first mortgage loans sold during the period, net of $1.3 million in credit loss reversal for two of the loans sold for which we received net sale proceeds in excess of their carrying amounts, having an aggregate principal amount of approximately $90.3 million and sold for approximately $61.9 million, (ii) $13.9 million in provisions for two mezzanine loans having an aggregate principal amount of approximately $71.2 million and sold for approximately $57.6 million, (iii) $0.2 million in provisions for a junior participation in a first mortgage loan having a principal amount of approximately $21.4 million and sold for approximately $21.2 million and (iv) $3.0 million in provisions for a junior participation in a first mortgage loan having a principal amount of approximately $18.0 million that was foreclosed and recorded as REO held for sale at December 31, 2010.

        As of December 31, 2010, loan loss reserves totaled $197.2 million and related to 13 loans having an aggregate $347.9 million gross book value (exclusive of the related reserve) and includes reserves of $25.7 million related to loans having an aggregate gross book value of $43.6 million (exclusive of the related reserve) that were added to the reserve balance as a result of the acquisition of N-Star CDO IX.

        Activity in the allowance for credit losses on real estate debt investments for year ended December 31, 2010, is as follows (in thousands):

Credit Loss Reserve
Balance at December 31, 2009	$77,400
Provision for credit losses	168,446
N-Star CDO IX loan reserves	25,679
Write-offs and sold loans	(51,205)
Foreclosure on loan	(23,120)

Balance at December 31, 2010	$197,200

        At December 31, 2010, we had four loans, exclusive of the CSE RE 2006-A loans, totaling $64.5 million of aggregate outstanding principal amount on non-performing status due to maturity defaults, and $38.7 million of our credit loss reserves were allocated to these loans. First mortgages represent approximately 19.4% of the gross book value of these loans (exclusive of reserves), and 44.1% of the loans are backed by land collateral. There can be no assurance that there will be acceptable outcomes under our non-performing loans and accordingly, we may, in the future, determine that more reserves are required for these loans.

        Overall, the prolonged poor economic conditions and the scarcity of commercial real estate debt capital resulted in increasing stress levels for commercial real estate credit. A shrinking economy generally results in decreasing real estate cash flows as corporations and consumers reduce their real estate needs, travel and spending. While the overall economy has recently seen some signs of growth, generally lower property cash flows than when the existing financing was completed are causing real estate owners to have difficulty refinancing their assets at maturity. Many owners are also having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows. Property values have also generally decreased over the past few years because of scarcity of financing, which when it is available the terms generally are at much lower leverage and higher cost than available in prior years, uncertainty regarding future economic conditions and higher returning investment opportunities available in other asset classes. Decreasing values make it difficult for real estate investors to sell their properties and to recoup their capital. As a result of the weak commercial real estate market, many lenders, including us, are concluding that extending loans at original maturity, rather than foreclosure and sale, may be the most attractive path for maximizing value.

        Many of our loans were made to borrowers who had a business plan to improve the collateral property and who therefore needed a flexible balance sheet lender. In many cases we required the borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also required the investor to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates, we expect that in the future some of our borrowers may have difficulty servicing our debt because they cannot achieve their business plan in this economic environment. If any of our borrowers are unable to replenish reserves and otherwise are unable to ultimately achieve their business plans, the related loans may become non-performing. In addition, even if a borrower's business plan is achieved, current real estate valuations and the financing environment may result in a borrower being unable to recoup its invested capital and a default under the loan causing a partial or full loss of our loan principal.

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

East Rutherford, NJ Retail Construction First Mortgage Loan.

        We own a 22% interest held in Meadowlands One, LLC that is secured by a retail/entertainment complex located in East Rutherford, NJ ("NJ Property"), and the lender group is in the process of seeking to recapitalize the NJ Property. While the lender group has selected a developer to complete the NJ Property, there is no assurance that a recapitalization will be completed or that a recapitalization will be completed on terms acceptable to us, which could have a material adverse effect on our business and operations.

Las Vegas, NV Casino/Hotel Mezzanine Loan.

        We own an $89 million mezzanine loan (the "NV Loan") that is secured by the Hard Rock Hotel and Casino in Las Vegas, NV (the "Hard Rock"). We, along with certain of the other lenders, and the borrower and its affiliates under the NV Loan, have entered into a term sheet that provides for a long-term restructuring of the NV Loan. As part of the restructuring, it is expected that Brookfield will take ownership of the Hard Rock and will enter into a seven-year loan with the existing senior lender, subject to achieving certain tests, and we will retain our $89 million mezzanine loan (or its economic equivalent), as well as an equity participation in the Hard Rock. There is no assurance that the restructuring will be completed or, if completed, that it will be successful over time. Accordingly, we may lose all of our investment, which could have a material adverse effect on our business and operations.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ significantly from those estimates. The estimates are based on information that is currently available to management, as well as on various other assumptions that management believes are reasonable under the circumstances. We have identified our critical accounting policies that affect the more significant judgments and estimates used by us in the preparation of our consolidated financial statements to be the following:

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

        Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure.

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

  Available for Sale Securities

        We determine the appropriate classification of our investments in securities at the time of purchase and reevaluate such determination at each balance sheet date. Securities for which we do not have the intent or the ability to hold to maturity are classified as available for sale securities. We have designated our investments in the equity notes and our non investment grade notes of unconsolidated CDO financings as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. These securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Our available for sale securities that serve as collateral for our CDO financings, which we have elected the fair value option, are carried at fair value with the net unrealized gains or losses reported as a component of earnings in the statement of operations. For additional information regarding unrealized gains and losses due to changes in the fair value of our available for sale securities at December 31, 2010 and 2009, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

        Allowances for real estate debt investment losses are established based upon a periodic review of the loan investments. Income recognition is suspended for the investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended investment becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the investment as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the investments may differ materially from the carrying value at the balance sheet date.

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

Recent Accounting Pronouncements

        In December 2010, the Financial Accounting Standards Board, or FASB, issued an accounting update specifying that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Our adoption of this update will not have a material effect on our financial condition, results of operations, or cash flows.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Revenues

Interest Income

        Interest income for the year ended December 31, 2010 totaled $318.8 million, representing an increase of $176.6 million, or 124%, compared to $142.2 million for the year ended December 31, 2009. For the year ended December 31, 2010, the increase in interest income was primarily attributable to: (i) the addition of $107.4 million in interest income as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO financings' available for sale securities and real estate debt investments; (ii) the addition of $67.2 million in interest income, of which $26.7 million was related to contractual interest, $23.6 million related to accretion of the discount on loans fully repaid and $16.9 million related to accretion of the discount on loans outstanding, as the result of the July 8, 2010 consolidation of CSE RE 2006-A CDO financing's real estate debt investments and available for sale securities and (iii) the addition of $21.2 million in interest income as the result of the July 7, 2010 consolidation of the N-Star IX CDO financing's available for sale securities and real estate debt investments partially offset by: (i) a lower average one-month LIBOR of approximately 8 basis points and lower comparable asset balances resulting in a decrease of approximately $19.2 million in interest income.

Interest Income—Related Parties

        Interest income from related parties for the year ended December 31, 2010 totaled $1.1 million, representing a decrease of $16.6 million, or 94%, compared to $17.7 million for the year ended December 31, 2009. As of January 1, 2010, the consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO financings, the original non-investment grade notes are no longer accounted for as available for sale securities, resulting in a decrease in interest income—related parties of $16.6 million.

Rental and Escalation Income

        Rental and escalation income for the year ended December 31, 2010 totaled $124.8 million, representing an increase of $26.7 million, or 27%, compared to $98.1 million for the year ended December 31, 2009. The increase was primarily attributable to an increase of approximately $31.7 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest formerly owned by Chain Bridge and an increase in rental income of approximately $0.6 million related to a new lease on one of our properties, partially offset by a decrease of $5.2 million related to lower rents and the remaining vacancy at the Cincinnati, OH property and a decrease of $0.4 million related to the Chatsworth, CA property lease disaffirmation and foreclosure of the properties by the first mortgage lender in 2009.

Advisory and Management Fee Income—Related Parties

        Advisory fees from related parties for the year ended December 31, 2010 totaled $3.2 million, representing a decrease of approximately $4.1 million, or 56%, compared to $7.3 million for the year ended December 31, 2009. As of January 1, 2010, the related party advisory and management fee income earned on the N-Star I, N-Star II, N-Star III and N-Star V CDO financings is eliminated and included in interest income as a result of the consolidation of the respective CDO financings. The decrease in advisory and management fee income—related parties is attributable to the elimination of the advisory and management fee income earned on the previously non-consolidated CDO financings.

Commission Income

        Commission income represents income earned by us for selling equity, through our broker-dealer subsidiary, principally, for the NorthStar Income Opportunity REIT I, Inc. For the year ended December 31, 2010, we recorded $2.5 million in commission income related to these capital raising efforts. We had no such commission income for the year ended December 31, 2009.

Other Revenue

        Other revenue for the year ended December 31, 2010 totaled $3.3 million, representing an increase of $2.6 million, or 371%, compared to $0.7 million for the year ended December 31, 2009. Other revenue for the year ended December 31, 2010 consisted primarily $1.4 million in exit fees, $0.9 million in early redemption fees on available for sale securities and $1.0 million in other fees. Other revenue for year ended December 31, 2009 consisted primarily of $0.3 million in assumption and late fees, $0.2 million in unused credit line fees and $0.2 million in other fees.

Expenses

Interest Expense

        Interest expense for the year ended December 31, 2010 totaled $131.3 million, representing an increase of $10.0 million, or 8%, compared to $121.3 million for the year ended December 31, 2009. The increase in interest was primarily the result of: (i) the addition of $19.1 million in interest expense as the result of the January 1, 2010 consolidation of the N-Star I, N-Star II, N-Star III and N-Star V CDO bonds payable; (ii) the addition of $4.8 million in interest expense as the result of the July 8, 2010 acquisition and consolidation of CSE RE 2006-A CDO bonds payable; (iii) the addition of $2.7 million in interest expense as the result of the July 7, 2010 consolidation of the N-Star IX CDO bonds payable; and (iv) $1.4 million in additional interest related to the Term Asset-Backed Securities Loan Facility, or TALF, program debt. The increase in interest expense was partially offset by; (i) $9.7 million lower interest on our issued CDO notes and trust preferred debt due to lower average LIBOR rates and interest savings during 2010 relating to debt repurchases and repayments made in 2009; (ii) $4.2 million in lower interest as a result of the June 30, 2010 repayment of the WA Secured Term Loan and Euro-note; (iii) $3.8 million lower interest on our 11.50% and 7.25% exchangeable senior notes due to 2009 and 2010 repurchases; and (iv) $0.2 million lower interest related to the termination of our unsecured revolving credit facility in 2009.

Real Estate Properties—Operating Expenses

        Real estate property operating expenses for the year ended December 31, 2010 totaled $37.7 million, representing an increase of $23.0 million, or 156%, compared to $14.7 million for year ended December 31, 2009. The increase was primarily attributable $25.6 million related to the consolidation of Midwest as a result of our acquisition of the 51% membership interest in Midwest, formerly owned by Chain Bridge, partially offset by $1.4 million related to a reduced real estate tax assessment, lower expenses of approximately $0.9 million due to reduced occupancy and a decrease of

$0.3 million related to the first mortgage lender foreclosing on the Chatsworth, CA properties in during the third quarter of 2009.

Asset Management Fees—Related Party

        Advisory fees for related parties for the year ended December 31, 2010 totaled $0.5 million, representing a decrease of $2.9 million, or 85%, compared to $3.4 million for the year ended December 31, 2009. The decrease was primarily related to lower asset management fees associated with our healthcare portfolio due to the internalization of our healthcare management team.

Commission Expense

        Commission expense represents the portion of commission income which is paid to broker dealers with whom we have distribution agreements. For the year ended December 31, 2010, we recorded $1.9 million in commission expense related to capital raising efforts. We had no such commission expense for the year ended December 31, 2009.

Impairment on Operating Real Estate

        Impairment on Operating Real Estate for the year ended December 31, 2010 totaled $5.2 million. We had no impairment on operating real estate for the year ended December 31, 2009. The impairment relates to three office properties totaling 486,963 square feet located in Cincinnati, OH, which is 36% leased as of December 31, 2010. At December 31, 2010, the buildings had a combined $53.7 million net book value and are financed with a non-recourse $51.5 million first mortgage loan.

Provision for Loan Losses

        Provision for loan losses for the year ended December 31, 2010 totaled $168.4 million for 16 loans and includes $23.5 million aggregate provision for eight loans sold or held for sale, and one of which was foreclosed during the year, net of $1.3 million of credits for two loans sold with a fair market value in excess of their carrying amounts. The provision for loan losses for 2010 includes $35.7 million for first mortgage loans, $53.0 million for subordinated mortgage interests, $79.8 million for mezzanine loans and $1.8 million in credits for first mortgage loans. The provision for loan losses for 2009 includes $38.0 million for first mortgage loans, $16.0 million for subordinated mortgage interests and $29.7 million for mezzanine loans.

General and Administrative

        General and administrative expenses for the year ended December 31, 2010 totaled $89.4 million, representing an increase of $18.9 million, or 27%, compared to $70.5 million for the year ended December 31, 2009. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the year ended December 31, 2010 totaled $54.8 million, representing an increase of approximately $7.6 million, or 16%, compared to $47.2 million, for the year ended December 31, 2009. The increase was attributable to an $11.1 million increase related to salaries and accrued cash incentive compensation costs partially offset by a $3.5 million decrease related to equity-based compensation. The $11.1 million increase in salaries and accrued compensation was attributable to a one-time expense of $3.5 million relating to the separation and consulting agreement with our former COO and higher staffing levels in 2010 primarily relating to our broker-dealer subsidiary and internalizing management of our healthcare management team. The $3.5 million decrease in equity-based compensation expense was attributable to a $6.6 million decrease in expense from equity-based awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested. The decrease was partially offset by an additional $1.0 million of equity-based compensation expense related to the accelerated vesting of equity-based awards in connection with the separation agreement with our former COO and a $2.1 million increase in equity-based compensation expense related to the long-term incentive component of our incentive compensation plan.

        Auditing and professional fees for the year ended December 31, 2010 totaled $13.8 million, representing an increase of $4.2 million, or 44%, compared to $9.6 million for the year ended December 31, 2009. The increase was primarily attributable to approximately a $1.4 million increase in legal fees for general corporate work, and portfolio management, $1.9 million increase in legal fees related to our non-listed and private REITs, a $1.3 million increase in fees relating to capital raising, asset sales and membership redemption in our healthcare portfolio and a $0.2 million increase in legal fees related to the Chatsworth property foreclosure, partially offset by a decrease of $0.6 million related to 2009 lease restructuring expenses in our healthcare portfolio.

        Other general and administrative expenses for the year ended December 31, 2010 totaled $19.7 million, representing an increase of approximately $6.3 million, or 47%, compared to $13.4 million for the year ended December 31, 2009. The increase was primarily attributable to a $2.0 million fee related to the Chatsworth surety bond, $1.8 million of increased overhead costs relating to opening our Denver, Colorado office for our broker-dealer subsidiary and a Bethesda, Maryland office for our healthcare management team during 2010, legal fees and other costs related to investment initiatives ultimately not consummated of approximately $1.5 million, increased taxes of approximately $0.8 million principally related to our Midwest taxable REIT subsidiary, increased costs relating to REO properties of $0.6 million, and $0.4 million of costs associated with the acquisition of the CSE Re 2006-A CDO.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2010 totaled $34.1 million, representing a decrease of $7.6 million, or 18%, compared to $41.7 million for the year ended December 31, 2009. The decrease was primarily related to a decrease of $7.7 million attributable to the 2009 write-off of certain costs associated with the lease restructuring and termination of one of our operators in our healthcare portfolio, a decrease of $1.0 million related to deferred lease costs and tenant improvements in our net lease portfolio being fully amortized and a decrease of $0.2 million related to charges associated with the 2009 foreclosure by the first mortgage lender of the Chatsworth, CA property. The decrease was partially offset by an increase of $0.6 million related to 2010 new operating real estate improvements and $0.6 million related to the authorization of intangible asset.

Equity in Earnings (Loss) of Unconsolidated Ventures

        Equity in earnings (loss) for the year ended December 31, 2010 was net earnings of $2.3 million, representing an increase of $4.1 million, compared to a loss of $1.8 million for the year ended December 31, 2009. For 2010, we recognized equity in earnings of $8.3 million from the sale of corporate lending investment, $2.5 million from our previously unconsolidated affiliated lessee formed in 2009 resulting from the termination of a lease to a third party in our healthcare real estate portfolio, and $0.5 million in connection with a net lease joint venture. The equity in earnings was partially offset by equity in losses of $3.9 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments), $2.9 million on our equity investment in the NJ Property and $2.5 million from the LandCap joint venture. For 2009, we recognized equity in losses of $6.5 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $3.7 million from the LandCap joint venture. The losses were partially offset by equity in earnings of $8.0 million from our unconsolidated affiliated lessee formed in 2009 resulting from the termination of a lease to a third party in our healthcare real estate portfolio, and $0.4 million in connection with a net lease joint venture.

Unrealized Gain (Loss) on Investments and Other

        Unrealized gain/(loss) on investments and other decreased by approximately $326.6 million for the year ended December 31, 2010 to a loss of $538.6 million, compared to a loss of $210.0 million for the year ended December 31, 2009. The unrealized loss on investments and other for 2010 consisted primarily of unrealized mark-to-market losses of $668.0 million on various issued CDO bonds payable resulting from decreasing market credit spreads increasing the values of these liabilities, and $140.7 million of unrealized losses on interest rate swap derivatives. The $140.7 million of swap losses is comprised of approximately $100.0 million of net cash payments under the swaps, and $40.7 million of mark-to-market adjustments. The 2010 losses also include $24.2 million of mark-to-market adjustments relating to the liability to subsidiary trusts issuing preferred securities. The unrealized losses in 2010 were partially offset by $294.3 million of unrealized gains related to positive mark-to-market adjustments on available for sales securities assets, also caused primarily by decreasing credit spreads. The unrealized loss on investments for the year ended December 31, 2009 consisted primarily of unrealized losses related to mark-to-market adjustments of $97.4 million on liability to subsidiary trusts issuing preferred securities and $51.1 million on various N-Star bonds payable resulting from decreasing market credit spreads increasing the values of these liabilities, unrealized losses related to mark-to-market adjustments of $31.1 million on our corporate lending joint venture (which is an equity investment that is marked to market), unrealized losses of $22.1 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and unrealized losses of $8.3 million on various available for sale securities. The $22.1 million of swap losses is comprised of approximately $21.1 million of net cash payments under the swaps, and $1.0 million of mark-to-market adjustments.

Realized Gain on Investments and Other

        The realized gain of $145.7 million for the year ended December 31, 2010 consisted primarily of a realized gain of approximately $95.9 million on the repayment and extinguishment of our WA Secured Term Loan, net realized gains of approximately $76.2 million on the sale of certain available for sale securities, a gain of $7.5 million on the sale of our interest in our middle market corporate lending venture, a gain of approximately $2.5 million on the sale of certain real estate debt investments, a net foreign currency translation gain of $1.2 million related to our Euro-denominated investment and a net gain of $0.4 million on the repurchase of certain notes payable. The realized gains were partially offset by a realized loss of approximately $35.3 million related to the 40% participation interest in the principal proceeds of the German Loan granted to the lender upon repayment and extinguishment of our WA Secured Term Loan, a realized loss of approximately $0.4 million on the redemption of available for sale securities, a realized loss of approximately $1.6 million related to other-than-temporary impairments on certain available for sale securities and a $0.3 million realized loss on the termination of an interest rate swap. The realized gain of $128.5 million for the year ended December 31, 2009 consisted primarily of net realized gains of $51.3 million on the repurchase of $92.6 million face amount of our 7.25% exchangeable senior notes, $8.2 million on the repurchase of $19.3 million face amount of our 11.5% exchangeable senior notes, net realized gains of $73.3 million on the sale of certain real estate debt securities available for sale, a $0.4 million gain on the repurchase of various N-Star bonds and $0.2 million in various write-offs on the sale of real estate debt investments, offset partially by realized losses of $3.8 million related to the discounted payoff of a first mortgage, losses of $0.7 million on the abandonment of CDO notes and a foreign currency translation loss of $0.7 million related to our Euro-denominated investment.

Gain on Acquisitions

        On July 8, 2010, the Company consolidated the assets acquired and liabilities assumed of the CSE RE 2006-A CDO and recorded a gain of approximately $15.4 million for the year ended December 31,

2010, resulting from the excess of the fair market value of the net assets acquired over the purchase price. We had no such gain for the year ended December 31, 2009.

(Loss)/Income from Discontinued Operations

        Loss/income from discontinued operations represents the operations of properties sold or held for sale during the period. As of December 31, 2010, we recorded as held for sale, two REO parcels of land located in Arizona, and an REO multifamily property located in Georgia, both of which were acquired in connection with the acquisition of CSE RE 2006-A and an REO office building containing 142,988 square feet located in Philadelphia, PA. In May 2010, we completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City. In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina. Accordingly, a loss of $2.0 million and income of $2.2 million, respectively, related to the operations of these properties was reclassified to income from discontinued operations for the year ended December 31, 2010 and 2009.

Gain on Sale from Discontinued Operations

        In May 2010, we completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City to a private investor group for approximately $3.3 million, representing a gain of approximately $2.5 million. In December 2009, we sold a portfolio of 18 assisted living facilities located in North Carolina and recognized a gain on sale of $13.8 million for the year ended December 31, 2009.

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

Interest Income—Related Parties

        Interest income from related parties for the year ended December 31, 2009 totaled $17.7 million, representing an increase of $2.7 million, or 18%, compared to $15.0 million for the year ended December 31, 2008. The increase is attributable to securities purchases within our non-consolidated CDO financings in which we own the non-investment grade note classes. We are earning higher yields on securities purchased during 2009 due to wider credit spreads. All of our real estate securities CDO financings completed since 2006, in which we retain the equity notes, have been accounted for as on-balance sheet financings.

Rental and Escalation Income

        Rental and escalation income for the year ended December 31, 2009 totaled $98.1 million, representing a decrease of $9.5 million, or 19%, compared to $107.6 million for the year ended December 31, 2008. The decrease was primarily attributable to decreases of $8.4 million related to the Reading, PA property lease termination in 2008 and the Chatsworth, CA property lease disaffirmation and foreclosure of the properties by the first mortgage lender in 2009, a decrease of $7.4 million was attributable to the change of our net lease relationship with one of our healthcare operators, which resulted in one of our unconsolidated affiliates becoming the lessee of the properties and our unconsolidated affiliate simultaneously entered into a management agreement with a third party operator and $0.9 million related to lower rents on the lease renewal for the Cincinnati, OH property for the year ended December 31, 2009 as compared to the year ended December 31, 2008, partially offset by an increase in rental income of $5.9 million related to the restructuring and termination of two of our leases with an operator in our healthcare portfolio and a $1.4 million increase in rental income in our net lease healthcare portfolio for leases, which are based on CPI indices.

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

Expenses

Interest Expense

        Interest expense for the year ended December 31, 2009 totaled $121.3 million, representing a decrease of $69.2 million, or 36%, compared to $190.5 million for the year ended December 31, 2008. The decrease in interest was primarily the result of: (i) $40.1 million lower interest on our issued CDO notes and trust preferred debt due to lower average LIBOR rates, debt repurchases and repayments; (ii) $8.2 million lower interest on our 7.25% exchangeable senior notes due to repurchases; (iii) $5.9 million lower interest as a result of the recapitalization, termination and de-consolidation of our corporate lending venture in 2008; (iv) $7.9 million lower interest relating to lower average balances and lower LIBOR rates on our WA Secured Term Loan; (v) $3.9 million in lower interest rates on our Euro-note; (vi) $3.1 million lower interest as a result of the foreclosure by the first mortgage lender of our Chatsworth, CA properties; (vii) $2.2 million lower interest related to the termination of our unsecured revolving credit line in May 2008; and (viii) $1.1 million lower interest related to lower average balances on repurchase obligations. The decrease in interest expense was partially offset by $3.2 million in additional expense from our $80.0 million 11.50% exchangeable senior notes issued in May 2008.

Real Estate Properties—Operating Expenses

        Real estate property operating expenses for year ended December 31, 2009 totaled $14.7 million, representing an increase of $6.5 million, or 77%, compared to $8.2 million for year ended December 31, 2008. The increase was primarily attributable to $7.0 million of operating expenses now consolidated in our financial statements resulting from terminating two of our net leases with an operator in our healthcare portfolio. The properties will continue to be managed by third parties and we will now consolidate the revenues and expenses relating to these operations. The increase was also attributable to expenses of $0.5 million that are no longer reimbursed related to the Reading, PA facility that is now vacant, partially offset by $1.0 million in lower expenses as a result of the first mortgage lender foreclosing on the Chatsworth, CA properties.

Asset Management Fees—Related Party

        Advisory fees for related parties for the year ended December 31, 2009 totaled $3.4 million, representing a decrease of $1.3 million, or 28%, compared to $4.7 million for the year ended December 31, 2008. The decrease was primarily attributable to the termination of the corporate lending joint venture agreement. We incurred $3.4 million in asset management fees associated with our healthcare portfolio and no management fees to the corporate lending joint venture for the year ended December 31, 2009, respectively. We incurred $3.4 million of asset management fees associated with our healthcare portfolio and $1.3 million of management fees to our former corporate lending venture for the year ended December 31, 2008, respectively.

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

Provision for Loan Losses

        Provision for loan losses for the year ended December 31, 2009 totaled $83.7 million for 15 loans. The provision for loan losses for 2009 included $38.0 million for first mortgage whole loans, $16.0 million for subordinated mortgage interests and $29.7 million for mezzanine loans. Provision for loan losses for 2008 totaled $11.2 million. During 2008, we recorded $15.7 million for 10 separate loans and reversed $4.5 million of reserves relating to four separate loans due to resolution of the impairment which resulted in the original reserve.

General and Administrative

        General and administrative expenses for the year ended December 31, 2009 totaled $70.5 million, representing a decrease of $4.3 million, or 6%, compared to $74.8 million for the year ended December 31, 2008. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the year ended December 31, 2009 totaled $47.2 million, representing a decrease of approximately $6.1 million, or 11%, compared to $53.3 million, for the year ended December 31, 2008. The decrease was attributable to a $1.9 million decrease related to salaries and accrued cash incentive compensation costs and a $4.2 million decrease related to equity-based compensation. The $1.9 million decrease in salaries and accrued compensation was attributable to lower staffing levels in 2009. Included in salaries and accrued cash incentive compensation cost for 2009 and 2008 are $4.6 million and $2.2 million, respectively, of deferred cash incentive compensation payable in future periods upon continuing employment. The $4.2 million decrease in equity-based compensation expense was attributable to the one-time grants of $0.7 million in 2008 in connection with employee compensation arrangements and $1.2 million in connection with employee separation agreements. In addition, approximately $2.2 million of the decrease was attributable to a decrease of vesting of equity-based awards issued under our 2004 Omnibus Stock Incentive Plan and our 2006 Outperformance Plan relating to awards fully vesting and a $0.1 million decrease in our annual director's grants.

        Auditing and professional fees for the year ended December 31, 2009 totaled $9.6 million, representing an increase of $2.5 million, or 35%, compared to $7.1 million for the year ended December 31, 2008. The increase was primarily attributable to approximately $1.2 relating to lease restructuring expense in our healthcare portfolio, and a $1.3 million increase in legal fees for general corporate work, and portfolio management.

        Other general and administrative expenses for the year ended December 31, 2009 totaled $13.6 million, representing a decrease of approximately $1.4 million, or 12%, compared to $14.5 million for the year ended December 31, 2008. The decrease was primarily attributable to decreased overhead costs resulting from lower staffing levels during the year ended December 31, 2009.

Depreciation and Amortization

        Depreciation and amortization expense for the year ended December 31, 2009 totaled $41.7 million, representing an increase of $0.7 million, or 2%, compared to $41.0 million for the year ended December 31, 2008. This increase was primarily attributable to an increase of $6.3 million related to the write off of certain costs associated with the lease restructuring and termination of two of our leases with an operator in our healthcare portfolio and our restructured net lease relationship with one of our healthcare operators partially offset by lower depreciation and amortization of $5.7 million relating to the lease termination for the Reading, PA property and the foreclosure by the first mortgage lender of the Chatsworth, CA property.

Equity in (Loss) of Unconsolidated Ventures

        Equity in (loss) for the year ended December 31, 2009 was a net $1.8 million loss, representing a decrease of $10.1 million, compared to a loss of $11.9 million for the year ended December 31, 2008. For the year ended December 31, 2009, we recognized equity in losses of $6.5 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $3.7 million from the LandCap joint venture. The losses were partially offset by equity in earnings of $8.0 million from our unconsolidated affiliated lessee formed in 2009, resulting from the termination of a lease to a third party in our healthcare real estate portfolio and $0.4 million in connection with a net lease joint venture. For the year ended December 31, 2008, we recognized equity in losses of $12.4 million from the Securities Fund and equity in loss of $3.4 million on the LandCap joint venture. The losses in 2008 were partially offset by income from our investment in a corporate lending venture prior to terminating the joint venture in May 2008, from which we recognized $3.4 million of equity in earnings and $0.5 million in connection with our net lease joint venture.

Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other decreased by approximately $859.1 million for the year ended December 31, 2009 to a loss of $210.0 million, compared to a gain of $649.1 million for the year ended December 31, 2008. The unrealized loss on investments for the year ended December 31, 2009 consisted primarily of unrealized mark-to-market losses of $97.4 million on liability to subsidiary trusts issuing preferred securities and $51.1 million on various issued CDO bonds payable resulting from decreasing market credit spreads increasing the values of these liabilities, unrealized mark-to-market losses of $31.1 million on our corporate lending joint venture (which is an equity investment that is marked to market), unrealized losses of $22.1 million on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and unrealized losses of $8.3 million on various available for sale securities. The $22.1 million of swap losses is comprised of approximately $21.1 million of net cash payments under the swaps, and $1.0 million of mark-to-market adjustments. The unrealized gain on investment for the year ended December 31, 2008 consisted primarily of unrealized mark-to-market gains of $958.2 million on various N-Star CDO bonds payable and $95.2 million on liability to subsidiary trusts issuing preferred securities, offset partially by unrealized mark-to-market losses of $338.0 million on various available for sale securities, $30.0 million on our corporate lending joint venture and $36.3 million on interest rate swaps as a result of these swaps no longer qualifying for hedge accounting.

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

Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In May 2010, we completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City. In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North

Carolina. Accordingly, net income of $2.2 million and $2.4 million related to the operations of these properties was reclassified to income from discontinued operations for the years ended December 31, 2009 and 2008, respectively.

Gain on Sale from Discontinued Operations

        In December 2009, we sold a portfolio of 18 assisted living facilities located in North Carolina and we recognized a gain on sale of $13.8 million for the year ended December 31, 2009. We had no such gain on sale for the year ended December 31, 2008.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and CDO financings, long-term senior and subordinate corporate capital such as senior notes, senior notes exchangeable into common stock, trust preferred securities and perpetual preferred and common stock. As we discussed in "Outlook and Recent Trends", availability of such capital from all of these sources is extremely scarce (if available at all) for legacy commercial mortgage REITs, and this capital may be difficult to obtain during 2011; however, we will seek to obtain any such capital opportunities if it becomes available.

        Our total available liquidity at December 31, 2010 was approximately $240.6 million, including $125.4 million of unrestricted cash and cash equivalents and $115.2 million of uninvested and available funds in our CDO financings, which is available only for reinvestment within the CDO structures. On June 30, 2010, we fully repaid and extinguished, at a discount to the outstanding principal amount, our WA Secured Term Loan having an outstanding principal balance of approximately $304.0 million and secured by assets having an aggregate unpaid principal balance of approximately $448.6 at the time of the payoff. We paid approximately $208.0 million of cash and granted the lender a 40% participation interest in the principal proceeds of the German Loan owned by us that is collateralized by a German retail portfolio.

        As set forth in our periodic reports filed with the SEC, one of our net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to WaMu. NNN, which is a subsidiary of ours, is a defendant in the Lawsuit, filed by the Lender, in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of our subsidiaries, NRFC Sub IV, that were 100% leased to WaMu. The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of approximately $45 million. NNN intends to vigorously pursue an appeal of the decision. In connection with such appeal, pursuant to California law NNN is required to post a bond in an amount equal to one and a half times the amount of the Judgment (the "Bond"). Accordingly, we have entered into a standard General Agreement of Indemnity with an issuer of surety bonds (the "Surety Agreement"), which could require us to post collateral equal to the amount of the Bond. As part of the Surety Agreement, in connection with the expected issuance of the Bond, we have agreed to post cash collateral equal to 38% of the amount of the Bond and posted approximately $26 million cash collateral in January 2011.

        On July 10, 2010, we were notified by Inland American that it desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the 34 property senior housing portfolio by October 9, 2011, then Inland American may undertake a sale process for the portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011, in which case all future net cash flow to the common members of NRF Healthcare, LLC will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. We are currently exploring alternatives for partial and/or full redemption of the preferred membership interest.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including AFFO, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we significantly reduced the cash portion of quarterly dividends paid in 2009 and 2010 relative to prior periods, future dividend levels are subject to further adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our CDO financing structures require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. The reinvestment periods, which allow us to reinvest principal payments on the underlying assets into qualifying replacement collateral and is instrumental in maintaining OC and IC ratios, for our N-Star CDO I, II, III, IV and V have expired, and, for our N-Star CDO VI, N-Star CDO VII, N-Star CDO VIII and N-Star CDO IX will expire in June 2011, June 2011, February 2012 and June 2012, respectively. Since we are or will be unable to reinvest principal in these CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO. Following the conclusion of the reinvestment period in these CDOs, our ability to maintain the OC and IC ratios will be negatively impacted. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our CDO financings in order to preserve cash flow. As of December 31, 2010, N-Star CDO II was not in compliance with its OC and IC tests and CSE RE 2006-A was in compliance with its IC test but not its OC test. We expect that weak economic conditions, lack of capital for "legacy" commercial real estate and credit ratings downgrades of real estate securities will make complying with OC and IC tests more difficult in the future.

        The following is a summary of our CDO cash distribution and coverage tests as of December 31, 2010:

		Cash Distributions(1)	Quarterly Interest Coverage Cushion(2)	Overcollateralization Cushion
	Primary Collateral Type	Quarter Ended December 31, 2010	December 31, 2010	December 31, 2010	At Offering
N-Star I	CMBS	$250	$573	$19,522	$8,687
N-Star II	CMBS	0	(220)	(3,370)	10,944
N-Star III	CMBS	1,894	1,880	22,378	13,610
N-Star IV	Loans	2,283	1,765	69,908	19,808
N-Star V	CMBS	1,608	2,888	13,678	12,940
N-Star VI	Loans	1,608	854	39,177	17,412
N-Star VII	CMBS	2,091	887	9,433	13,966
N-Star VIII	Loans	3,535	3,779	83,258	42,193
N-Star IX	CMBS	2,171	2,684	27,248	24,516
CSE RE 2006-A	Loans	0	3,675	(3,506)	(151,595)	(3)

Table shows cash distributions to the retained income notes. Interest coverage and overcollateralization coverage to the most constrained class.

(1)
Cash distributions are exclusive of senior management fees which are not subject to the coverage tests.

(2)
Quarterly interest cushion and overcollateralization cushions from remittance report issued on date nearest to December 31, 2010.

(3)
CSE RE 2006-A based on trustee report as of June 24, 2010, which was closest to the date of acquisition.

        We will seek to meet our long term liquidity requirements, including the repayment of debt and our investment funding needs, through existing cash resources, opportunistic issuances of debt or equity capital, including exchangeable notes, our existing CDOs and the liquidation or refinancing of assets at maturity; nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

  Modification of Mortgage Loan

        We own a partially vacant net lease property located in Cincinnati, Ohio. In November 2010, the mortgage lender declared a payment default and, in December 2010, began foreclosure proceedings on the property. We are currently in discussions with the lender seeking to modify the mortgage terms; however, there can be no assurance that there will be a favorable resolution and the lender may ultimately foreclose on the property.

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

  Debt Repurchases

        During the year ended December 31, 2010, we repurchased approximately $87.5 million face amount of our N-Star CDO and CSE RE 2006-A bonds payable for a total of $14.0 million. We recorded a total net realized gain of $0.4 million in connection with the repurchase the bonds for the year ended December 31, 2010. The repurchase of the bonds for the year ended December 31, 2010 also represented an aggregate $73.1 million discount to the par value of the debt.

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

  Secured Term Loan

        On October 28, 2009, in connection with the WA Secured Term Loan, we entered into a warrant agreement, or the Warrant Agreement, with the lender under which we issued 1,000,000 warrants, or the Warrants, to the lender to purchase one million shares of our common stock. 500,000 Warrants are exercisable through October 28, 2019, at a price of $7.50 per share, 250,000 Warrants are exercisable through October 28, 2020, at a price of $8.60 per share and 250,000 Warrants are exercisable after October 28, 2011 and through October 28, 2021, at a price of $10.75 per share. The exercise price of the Warrants may be paid in cash or by cashless exercise. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment for dividends paid in common stock, subdivisions or combinations.

        On June 30, 2010, in connection with the repayment and extinguishment of the WA Secured Term Loan, we issued, to the lender, warrants, or the Repayment Warrants, to purchase 2,000,000 shares of our common stock. The Repayment Warrants are exercisable immediately through June 30, 2020, at a price of $7.60 per share. The exercise price of the Repayment Warrants may be paid in cash or by cashless exercise. The exercise price and the number of shares of common stock issuable upon exercise of the Repayment Warrants are subject to adjustment for dividends paid in common stock, subdivisions or combinations.

  JP Facility

        In August 2009, we terminated the Master Repurchase Agreement ("JP Facility") with JP Morgan and repaid the remaining principal balance of $12.2 million.

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

        During the year ended December 31, 2010, we did not issue any shares pursuant to our equity distribution agreement with JMP. During the year ended December 31, 2009, we issued 7,326,942 common shares and received approximately $25.7 million of net cash proceeds pursuant to our equity distribution agreement with JMP.

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

        During the year ended December 31, 2010, we issued a total of 92,362 common shares pursuant to the Plan for a gross sales price of approximately $0.4 million. During the year ended December 31, 2009, we issued a total of 80,395 common shares pursuant to the Plan for a gross sales price of approximately $0.3 million.

Cash Flows

  Year Ended December 31, 2010 Compared to December 31, 2009

        The net cash provided by operating activities was $35.6 million for the year ended December 31, 2010 compared to the net cash flow provided by operating activities of $54.5 million for the year ended December 31, 2009. The decrease was primarily due to increased overhead from our newly formed broker-dealer subsidiary, the internalization of our healthcare management, the maturity of our $500 million interest rate swap in the second half of 2009 under which we paid one-month LIBOR and received a 3.03% fixed rate and lower spreads on our lending assets which decreased interest income generated from our asset base. The decrease was partially offset by interest income from our CSE RE 2006-A acquisition and the acquisition of the N-Star CDO IX equity notes in 2010.

        The net cash flow provided by investing activities was $119.0 million for the year ended December 31, 2010 compared to the net cash provided by investing activities of $123.3 million for the year ended December 31, 2009. The primary source of cash flow provided by investing activities in 2010 was proceeds from the sale of real estate debt investments, real estate debt repayments and the disposition of available for sale securities. The primary sources of cash flow provided by investing activities in 2009 were proceeds from the sale and repayments of real estate securities and real estate debt investments and proceeds from the sale of a portfolio of net leased healthcare properties.

        The net cash flow used by financing activities was $168.1 million for the year ended December 31, 2010 compared to cash used by financing activities of $172.9 million of cash used by financing activities for the year ended December 31, 2009. The primary use of cash flow by financing activities was the WA Secured Term Loan repayment and the pay down of bonds. Net cash flow used in financing activity in 2009 was primarily related to secured term loan repayments, bond repurchases and repayments, mortgage principal and credit facilities repayments.

  Year Ended December 31, 2009 Compared to December 31, 2008

        The net cash flow provided by operating activities was $54.5 million for the year ended December 31, 2009 compared to the net cash flow provided by operating activities of $87.6 million for the year ended December 31, 2008. The decrease was primarily due to the lower LIBOR rates which decreased interest income generated from our asset base. Approximately $9.8 million of the decrease related to loan asset restructurings, partially offset by $481.2 million from higher yielding CMBS securities purchases and real estate debt investment fundings.

        The net cash flow provided by investing activities was $123.3 million for the year ended December 31, 2009 compared to the net cash used by investing activities of $110.7 million for the year ended December 31, 2008. The primary sources of cash flow provided by investing activities in 2009 were proceeds from the sale and repayments of real estate securities and real estate debt investments and proceeds from the sale of a portfolio of net leased healthcare properties. The primary uses of cash flow used by investing activities in 2008 were the origination or acquisition of real estate debt investments, and the acquisition of real estate securities.

        The net cash flow used by financing activities was $173.0 million for the year ended December 31, 2009 compared to $3.3 million of cash provided by financing activities for the year ended December 31, 2008. The primary use of cash flow by financing activities was secured term loan repayments, bond repurchases and repayments, mortgage principal and credit facilities repayments. Net cash flow in provided by financing activity in 2008 was primarily related to the paydown of our bonds, credit facilities, and secured term loan as a result of principal paydowns of our assets.

Capital Expenditures

        During 2011, we expect to incur $0.8 million in capital expenditures with respect to our healthcare net lease portfolio and $0.2 million with respect to our core net lease portfolio.

Contractual Obligations and Commitments

        As of December 31, 2010, we had the following contractual commitments and commercial obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year or less	1 - 3 years		4 - 5 years	After 5 Years
Mortgage notes	$800,632	$8,912	$152,457		$239,278	$399,985
Mezzanine loan payable	2,482	320	698		801	663
Exchangeable senior notes(1)	60,749	—	60,750	(1)	—	—
Bonds payable	4,448,546	—	—		—	4,448,546
Secured term loan	—	—	—		—	—
Liability to subsidiary trusts issuing preferred securities	280,133	—	—		—	280,133
Capital leases(2)	11,219	182	364		364	10,309
Operating leases	66,032	5,796	11,331		11,221	37,684
Outstanding unfunded commitments(3)	48,463	41,723	6,740		—	—
Estimated interest payments(4)	512,940	114,015	207,323		134,627	56,975

Total contractual obligations	$6,231,196	$170,948	$439,663		$386,291	$5,234,295

(1)
$68.2 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table assumes the holders exercise their repurchase rights which would require us to repurchase the notes on June 15, 2012.

(2)
Includes interest on the capital leases.

(3)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $48.5 million, of which a minimum of $45.5 million will be funded within our existing CDO financings. Fundings are categorized by estimated funding period. Assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining future funding requirements would be approximately $3.0 million over the next two years.

(4)
Estimated interest payments are based on the weighted-average life of the debt. One-month LIBOR plus the respective spread as of December 31, 2010 was used to estimate payments for our floating rate debt.

        Our debt obligations contain covenants that are both financial and non-financial in nature. Significant financial covenants include a requirement that we maintain a minimum tangible net worth, and a minimum level of liquidity. As of December 31, 2010, we were in compliance with all financial and non-financial covenants in our debt agreements.

Off Balance Sheet Arrangements

        None

Recent Developments

        On January 19, 2011, we declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 14, 2011 to the stockholders of record as of the close of business on February 4, 2011.

        On January 19, 2011, we declared a dividend of $0.10 per share of common stock. The dividends were paid on February 14, 2011 to the stockholders of record as of February 4, 2011.

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

        We calculate AFFO by subtracting from (or adding) FFO:

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

  •
  an adjustment to reverse the effects of unrealized gains/(losses); and

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Funds from Operations:
(Loss) income from continuing operations	$(390,121)	$(152,548)	$699,919
Non-controlling interest in joint ventures	(10,845)	(9,555)	(4,614)

Consolidated net Income/(loss) before non-controlling interest in operating partnership	(400,966)	(162,103)	695,305
Adjustments:
Preferred stock dividends	(20,925)	(20,925)	(20,925)
Depreciation and amortization	34,097	41,726	41,043
Funds from discontinued operations	(1,899)	4,340	(1)
Real estate depreciation and amortization—unconsolidated ventures	948	1,088	945

Funds from Operations	$(388,745)	$(135,874)	$716,367

Adjusted Funds from Operations:
Funds from Operations	$(388,745)	$(135,874)	$716,367
Straight-line rental income, net	(1,427)	(2,276)	(2,322)
Straight-line rental income, discontinued operations	—	—	—
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(81)	(143)	(155)
Amortization of equity-based compensation	16,991	20,474	24,680
Amortization of above/below market leases	(905)	(801)	(1,740)
Unrealized (gains)/losses from mark-to-market adjustments	437,691	188,887	(664,119)
Unrealized (gains)/losses from mark-to-market adjustments, unconsolidated ventures	3,357	12,276	17,026
Gain from acquisitions	(15,363)	—	—

Adjusted Funds from Operations	$51,518	$82,543	$89,737

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

 Return on Average Common Book Equity
(including and excluding G&A and one-time items)
(dollars in thousands)

			Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Adjusted Funds from Operations (AFFO)	[A	]	$51,518	$82,545	$94,337
Plus: Fundraising Fees, Debt Issuance Costs and Other			—	—	2,879
Plus: General & Administrative Expenses			89,409	70,542	74,830
Less: Equity-Based Compensation included in G&A			16,991	20,474	24,672
Less: Bad debt expense included in G&A			1,451	1,554	—

AFFO, excluding G&A	[B	]	122,485	131,059	147,374
Average Common Book Equity & Operating Partnership Non-Controlling Interest(1)	[C	]	$1,160,990	$1,194,310	$887,515
Return on Average Common Book Equity (including G&A)	[A]/[C	]	4.4%	6.9%	10.6%
Return on Average Common Book Equity (excluding G&A)	[B]/[C	]	10.6%	11.0%	16.6%

(1)
Average Common Book Equity & Operating Partnership Non-controlling Interest computed using beginning and ending of period balances. ROE will be impacted by the timing of new investment closings and repayments during the quarter.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk prior to match-funding our investments and because we maintain a net floating rate asset or liability position. To the extent we have net floating rate assets, our earnings will increase with increases in floating interest rates, and decrease with declines in floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are held for non-trading purposes. As of December 31, 2010, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $27.5 million offset by an increase in our interest expense of approximately $23.7 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount ($9.4 million).

Real Estate Debt

        We invest in real estate debt which is secured by commercial and multifamily properties, including first lien mortgage loans, junior participations in first lien mortgage loans, second lien mortgage loans, mezzanine loans, and preferred equity interests in borrowers who own such properties. We hold these instruments for investment rather than trading purposes. These investments bear interest at either a floating or fixed rate. The interest rates on our floating rate investments typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating rate investments, changes in benchmark interest rates are unlikely to materially affect the value of our floating rate portfolio.

Changes in short-term rates will, however, affect earnings from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore increase our earnings. Decreases in LIBOR have the opposite effect.

        We also invest in fixed rate investments. The value of these investments may be affected by changes in long-term interest rates. To the extent that long-term interest rates increase, the value of long-term fixed rate assets is diminished. Any fixed rate real estate debt investments which we hold would be similarly impacted. We do not seek to hedge this type of risk unless the asset is leveraged as we believe the costs of such a hedging transaction over the term of such an investment would outweigh the benefits. If fixed rate real estate debt is funded with floating rate liabilities, we typically convert the floating rate to fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed rate investments are fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed rate investments.

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

        In our real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan agreements cannot repay its obligations to us in a timely manner. Our loans are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our loan. Default risk increases in weak economic conditions because collateral cash flows may be below expectations when the loan was originated. Defaults also increase when, at loan maturity, the cost of debt and equity capital is higher than when the loan was originated. In the event that a borrower cannot repay our loan, we may exercise our remedies under the loan documents, which may include a foreclosure against the collateral. We describe many of the options available to us in this situation in "Item 1 Business" of our Annual Report on Form 10-K. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

Real Estate Securities

        In our real estate securities business, we seek to mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of REIT securities, are designed to bear the first risk of default and loss. The real estate securities portfolios of our investment grade CDO financings are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the real estate securities portfolios of our investment grade CDO financings and the underlying credit quality of their holdings.

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

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our debt obligations with the maturities of our investments in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on earnings. In addition, we match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. Our investment grade CDO financings utilize interest rate swaps to minimize the mismatch between their fixed rate assets and floating rate liabilities.

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

Core Net Lease and Healthcare Net Lease Properties

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

        The value of our net lease real estate properties may be influenced by long-term fixed interest rates. To derive value, an investor typically forecasts expected future cash flows to be generated by the property then discounts the cash flows at a discount rate based upon a long-term fixed interest rate (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants. Lower risk free rates generally result in lower discount rates and therefore higher valuations and vice versa although the scarcity of financing for net lease properties and investor concerns over commercial real estate generally have recently decreased commercial real estate valuations, including valuations for net lease properties. We intend to hold our net lease properties for long periods, but the market value of the asset may fluctuate with changes in interest rates, among other things.

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

Government. At December 31, 2010, our counterparties hold approximately $33.5 million of cash margin as collateral against our swap contracts.

        In January 2008, we elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. As a result, the changes in fair value of these financial instruments are now recorded in earnings and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the years ended December 31, 2010, 2009 and 2008, we recorded, in earnings, a mark-to-market unrealized loss of $134.0 million, an unrealized gain of $4.6 million and an unrealized loss of $15.9 million, respectively, for the non-qualifying interest rate swaps. For the years ended December 31, 2010 , 2009 and 2008, we recorded a $6.6 million, a $5.6 million and a $5.5 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize our derivative financial instruments that were designated as cash flow hedges of interest rate risk as of December 31, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2009	10	$90,749	$(7,691)	4.18% - 5.08%	March 2010 - August 2018

        The following tables summarize our derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of December 31, 2010 and December 31, 2009 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2010	64	$2,812,409	$(220,630)	0.37% - 7.00%	February 2011 - October 2019
As of December 31, 2009(1)	22	$897,335	$(59,353)	0.34% - 5.63%	May 2010 - June 2018

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

INDEX TO FINANCIAL STATEMENTS
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

        We have audited NorthStar Realty Finance Corp. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assuranceregarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, NorthStar Realty Finance Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NorthStar Realty Finance Corp.

        We have audited NorthStar Realty Finance Corp. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assuranceregarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, NorthStar Realty Finance Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
February 25, 2011

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	December 31, 2010	December 31, 2009
ASSETS:
Cash and cash equivalents	$125,439	$138,928
Restricted cash (includes $263,314 and $74,453 from consolidated VIEs, respectively)	309,384	129,180
Operating real estate, net	938,062	978,902
Available for sale securities, at fair value (includes $1,668,217 and $283,184 from consolidated VIEs, respectively)	1,691,054	336,220
Real estate debt investments, net (includes $1,659,882 and $1,356,038 from consolidated VIEs, respectively)	1,826,239	1,936,482
Real estate debt investments, held-for-sale (includes $18,661 and $—from consolidated VIEs, respectively)	18,662	611
Investments in and advances to unconsolidated ventures (includes $66,959 and $—from consolidated VIEs, respectively)	94,412	38,299
Receivables, net of allowance of $2,642 in 2010 and $1,349 in 2009 (includes net $26,337 and $7,421 from consolidated VIEs, respectively)	32,329	17,912
Unbilled rents receivable	10,404	10,206
Derivative instruments, at fair value (includes $42 and $—from consolidated VIEs, respectively)	59	—
Deferred costs and intangible assets, net	52,973	57,551
Assets of properties held for sale (includes $13,141 and $—from consolidated VIEs, respectively)	13,141	—
Other assets (includes $14,277 and $2,888 from consolidated VIEs, respectively)	39,833	25,273

Total assets	$5,151,991	$3,669,564

LIABILITIES:
Mortgage notes and loans payable	803,114	795,915
Exchangeable senior notes	126,889	125,992
Bonds payable, at fair value (includes $2,258,807 and $584,615 from consolidated VIEs, respectively)	2,258,805	584,615
Secured term loans	36,881	368,865
Liability to subsidiary trusts issuing preferred securities, at fair value	191,250	167,035
Accounts payable and accrued expenses (includes $15,668 and $1,631 from consolidated VIEs, respectively)	49,819	30,071
Escrow deposits payable (includes $60,163 and $28,608 from consolidated VIEs, respectively)	60,711	39,461
Derivative liability, at fair value (includes $190,993 and $46,187 from consolidated VIEs, respectively)	220,689	67,044
Liabilities of properties held for sale (includes $131 and $—from consolidated VIEs, respectively)	131	—
Other liabilities (includes $8,654 and $358 from consolidated VIEs, respectively)	31,189	31,926

Total liabilities	3,779,478	2,210,924
Contingently redeemable non-controlling interest	94,822	94,822
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 78,104,753 and 74,882,600 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	781	749
Additional paid-in capital	723,102	662,805
Retained earnings	293,382	460,915
Accumulated other comprehensive loss	(36,119)	(92,670)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,222,518	1,273,171
Non-controlling interests	55,173	90,647

Total equity	1,277,691	1,363,818

Total liabilities and stockholders' equity	$5,151,991	$3,669,564

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in Thousands, Except Share and per Share Data)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenues and other income:
Interest income	$318,792	$142,213	$212,432
Interest income—related parties	1,108	17,692	14,995
Rental and escalation income	124,828	98,143	107,559
Advisory and management fee income—related parties	3,201	7,295	12,496
Commission income	2,476	—	—
Other revenue	3,268	736	16,494

Total revenues	453,673	266,079	363,976
Expenses:
Interest expense	131,335	121,289	190,538
Real estate properties—operating expenses	37,691	14,653	8,160
Asset management fees—related parties	466	3,356	4,721
Fundraising fees and other joint venture costs			2,879
Commission expense	1,867	—	—
Impairment on operating real estate	5,249	—	5,580
Provision for loan losses	168,446	83,745	11,200
General and administrative:
Salaries and equity-based compensation(1)	54,828	47,213	53,269
Auditing and professional fees	13,803	9,636	7,075
Other general and administrative	20,778	13,685	14,486

Total general and administrative	89,409	70,534	74,830
Depreciation and amortization	34,097	41,726	41,043

Total expenses	468,560	335,303	338,951
(Loss)/income from operations	(14,887)	(69,224)	25,025
Equity in earnings/(loss) of unconsolidated ventures	2,253	(1,809)	(11,918)
Unrealized (loss)/gain on investments and other	(538,572)	(209,976)	649,113
Realized gain on investments and other	145,722	128,461	37,699
Gain from acquisitions	15,363	—	—

(Loss)/income from continuing operations	(390,121)	(152,548)	699,919
(Loss)/income from discontinued operations	(1,967)	2,173	2,410
Gain on sale from discontinued operations	2,528	13,799	—

Consolidated net (loss)/income	(389,560)	(136,576)	702,329
Less: net (loss)/income attributable to the non-controlling interests	15,019	6,293	(72,172)
Preferred stock dividends	(20,925)	(20,925)	(20,925)

Net (loss)/income attributable to NorthStar Realty Finance Corp. common stockholders	$(395,466)	$(151,208)	$609,232

Net (loss)/income per share from continuing operations (basic/diluted)	(5.17)	(2.40)	9.61
(Loss)/income per share from discontinued operations (basic/diluted)	(0.03)	0.04	0.04
Gain per share on sale of discontinued operations (basic/diluted)	0.03	0.20	—

Net (loss)/income per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(5.17)	$(2.16)	$9.65

Weighted average number of shares of common stock:
Basic	76,552,702	69,869,717	63,135,608
Diluted	82,842,990	77,193,083	70,136,783

(1)
The years ended December 31, 2010, 2009 and 2008 include $16,991, $20,474 and $24,680 respectively, of equity-based compensation expense. The year ended December 31,2010 includes $3,583 of cash compensation expense and $1,014 of equity based compensation expense relating to a separation and consulting agreement with a former executive. Cash incentive compensation expense incurred but payable in future periods totaled $4,616, $4,635 and $2,169, respectively, for the years ended December 31, 2010, 2009 and 2008.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders Equity	Non-controlling Interests	Total Stockholders Equity
Balance at December 31, 2008	$100	62,907	$634	$861,300	(1,384)	$(94,343)	$648,860	$1,415,167	$103,938	$1,613,760
Equity component of exchangeable senior notes	—	—	—	(4,321)	—	—	—	(4,321)	—	(4,321)
Equity component of warrants	—	—	—	117	—	—	—	117	—	117
Dividend reinvestment and stock purchase plan	—	80	1	276	—	—	—	277	—	277
Proceeds from equity distribution agreement	—	7,327	69	23,995	1,384	—	—	25,448	—	25,448
Stock awards/LTIP awards		94	1	300	—	—	—	301	20,172	20,473
Restricted share grant	—	15	—	1	—	—	—	1	—	1
Comprehensive loss	—	—	—	—	—	1,673	—	1,673	199	1,872
Conversion of OP/LTIP units	—	744	7	12,013	—	—	—	12,020	(12,020)	—
Stock dividends	—	3,716	37	10,610	—	—	(9,607)	1,040	(1,040)	—
Cash dividends on common stock	—	—	—	—	—	—	(27,133)	(27,133)	(15,957)	(43,090)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	—	(20,925)
Redemption of membership interest	—	—	—	(214)	—	—	—	(214)	—	(214)
Equity in private fund									1,815	1,815
Net income	—	—	—	—	—	—	(130,280)	(130,280)	(6,293)	(136,573)

Balance at December 31, 2009	$100	74,883	$749	$904,077	$—	$(92,670)	$460,915	$1,273,171	$90,647	$1,363,818

VIE consolidation begining balance adjustments	—	—	—	—	—	41,332	110,790	152,122	30,535	182,657
Acquisition of N-Star IX	—	—	—	—	—	—	147,626	147,626	—	147,626
Amortization of deferred compensation	—	—	—	17	—	—	—	17	16,673	16,690
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	—	11,336	11,336
Dividend reinvestment and stock purchase plan	—	92	1	282	—	—	—	283	—	283
Stock awards/LTIP awards	—	99	1	299	—	—	—	300	—	300
Equity component of warrants	—	—	—	61	—	—	—	61	—	61
Comprehensive loss	—	—	—	—	—	15,219	—	15,219	1,290	16,509
Conversion of OP/LTIP units	—	3,031	30	61,445	—	—	—	61,475	(61,475)	—
Cash dividends on common stock	—	—	—	—	—	—	(30,483)	(30,483)	(8,299)	(38,782)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	(10,500)	(31,425)
Redemption of membership interest	—	—	—	(1,807)	—	—	—	(1,807)	1,800	(7)
Equity in private fund									(1,815)	(1,815)
Net income	—	—	—	—	—	—	(374,541)	(374,541)	(15,019)	(389,560)

Balance at December 31, 2010	$100	78,105	$781	$964,374	$—	$(36,119)	$293,382	$1,222,518	$55,173	$1,277,691

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Consolidated net (loss)/income	$(389,560)	$(136,573)	$702,329
Unrealized gain/(loss) on available for sale securities	13,353	(9,949)	(20,694)
Change in fair value of derivatives	(3,448)	6,232	(12,777)
Reclassification adjustment for gains included in net income	6,605	5,589	26,557

Comprehensive (loss)/income	(373,050)	(134,701)	695,415
Less: Comprehensive (loss)/income attributable to non-controlling interests	(13,729)	(6,094)	(71,275)

Comprehensive (loss)/income attributable to NorthStar Realty Finance Corp.	$(359,321)	$(128,607)	$624,140

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Consolidated net income (loss)	$(389,560)	$(136,573)	702,329
Adjustments to reconcile net income to net cash provided by operating activities:
Operating real estate Impairment	6,429	—	5,580
Equity in loss/(earnings) of unconsolidated ventures	(2,253)	9,450	11,918
Depreciation and amortization	34,149	43,891	43,232
Amortization of origination fees/costs	(40,844)	(8,730)	(9,919)
Amortization of deferred financing costs	6,096	5,498	7,137
Equity based compensation	16,991	20,474	24,680
Unrealized loss (gain) on investments and other	438,585	188,887	(664,119)
Realized gain on sale of investments and other	(148,459)	(142,290)	(39,804)
Gain from acquisition	(15,363)	—	—
Amortization of bond discount/premiums on securities	(42,085)	(13,170)	(3,218)
Distributions from equity investments	9,097	419	2,657
Amortization of capitalized above/below market leases	(905)	(801)	(1,758)
Unbilled rents receivable	(1,479)	(2,225)	(2,296)
Interest accretion	(1,316)	(3,632)	(8,737)
Provision for loan losses	168,446	83,745	11,200
Allowance for uncollectable accounts	1,451	1,554	—
Changes in assets and liabilities:
Restricted cash	(22,949)	6,321	21,686
Receivables	851	3,942	5,320
Deferred costs and intangible assets	—	—	260
Other assets	2,102	2,391	4,202
Accounts payable and accrued expenses	(909)	2,546	(6,868)
Cash received from purchase of equity investment	2,307	—	—
Escrow deposit payable	21,250	(6,892)	(19,092)
Deferred management fee income	—	—	3,848
Real estate debt investment origination fees	2,639	939	3,181
Other liabilities	(8,713)	(1,226)	(3,807)

Net cash provided by operating activities	$35,558	$54,518	$87,612
Cash flows from investing activities:
Acquisition of operating real estate, net	—	—	(4,261)
Improvement of operating real estate	(1,498)	(3,597)	(20,289)
Acquisition of available for sale securities	(301,259)	(257,801)	(59,186)
Proceeds from disposition of available for sale securities	302,379	210,399	6,115
Available for sale securities repayments	68,137	2,706	3,043
Originations/acquisitions of real estate debt investments	(125,848)	(223,382)	(329,266)
Real estate debt investment repayments	313,199	111,452	290,449
Proceeds from the sale of real estate debt investments	143,665	140,753	30,400
Net proceeds from disposition of operating real estate	3,078	91,546	—
Real estate debt investment acquisition costs	—	(97)	(275)
Intangible asset related to acquisition	—	—	2,875
Corporate debt investment acquisitions	—	—	(16,362)
Corporate debt investment repayments	—	—	24,985
Proceeds from disposition of corporate debt investment	—	—	102,575
Other loans receivable	(221)	(1,170)	(9,826)
Other loans receivable repayment	—	3,084	14,000

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Restricted cash used in investment activities	(284,300)	29,064	(109,513)
Purchase of equity interest	(2,195)	—	—
Deferred costs and intangible assets	(7,495)	(157)	—
Other receivables	(1,082)	(2,240)	—
Acquisition deposits	—	(300)	(741)
Investment in and advances to unconsolidated ventures	(7,332)	(847)	(44,143)
Distributions from unconsolidated ventures	19,797	23,906	8,712

Net cash provided by (used in) investing activities	119,025	123,319	(110,708)
Cash flows from financing activities:
Collateral held by broker	—	—	12,746
Securities sold, not yet purchased	—	—	(12,778)
Purchase of interest rate cap	(300)	—	—
Settlement of derivative	(283)	—	—
Collateral held by swap counter party	9,189	2,384	(20,837)
Mortgage notes and loan borrowings	78,200	—	3,677
Mortgage notes principal repayments	(66,267)	(62,638)	(5,422)
Borrowing under credit facilities	—	1,912	39,816
Credit facilities repayments	—	(46,794)	(118,403)
Repurchase obligation borrowings	—	528	2,200
Repurchase obligation repayments	—	(703)	(3,887)
Proceeds from bonds	174,318	91,000	137,011
Bond repayments	(271,316)	(20,693)	(95,300)
Bond repurchases	(17,653)	(55,567)	(49,859)
Borrowing under secured term loan	24,739	39,570	70,864
Secured term loan repayment	(248,744)	(76,750)	(80,190)
Payment of deferred financing costs	(2,297)	(4,239)	(5,188)
Capital contributions by non-controlling interest	4,686	1,815	94,822
Restricted cash from financing activities	212,975	(3,861)	86,832
Proceeds from exchangeable senior notes	—	—	80,000
Proceeds from common stock offerings	—	26,253	2,268
Proceeds from dividend reinvestment and stock purchase plan	346	63	—
Purchase of treasury stock	—	—	(1,384)
Dividends (common and preferred) and distributions	(51,408)	(48,058)	(122,059)
Deferred offering costs	(449)	(408)	—
Offering costs	(70)	(804)	(252)
Distributions to non-controlling interest	(13,738)	(15,958)	(11,371)

Net cash (used in)/provided financing activities	(168,072)	(172,948)	3,306
Net (decrease) increase in cash & cash equivalents	(13,489)	4,889	(19,790)
Cash and cash equivalents—beginning of period	138,928	134,039	153,829

Cash and cash equivalents—end of period	$125,439	$138,928	$134,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$232,324	$104,270	$216,115

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Thousands, Except per Share Data)

1. Formation and Organization

        NorthStar Realty Finance Corp., a Maryland corporation (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue and expand the real estate debt, real estate securities and net lease businesses conducted by its predecessor. Substantially all of the Company's assets are held by, and it conducts its operations through, NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership").

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

        In April 2010, pursuant to the membership redemption agreement entered into in December 2009, the Company acquired the 51% membership interest in Midwest Holdings owned by Chain Bridge for $1.0 million in cash. As a result of the acquisition, the Company now holds 100% of the common membership interest in Midwest Holdings and controls all major decisions. Accordingly, the operations of Midwest Holdings, which were previously accounted for under the equity method, are consolidated.

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

        Real estate that the Company acquires as a result of foreclosure or by deed-in-lieu of foreclosure is recorded at the lower of its cost, which is the unpaid balance of the loan, or fair market value at the date of foreclosure.

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

  Available for Sale Securities

        The Company determines the appropriate classification of its investments in securities at the time of purchase and reevaluates such determination at each balance sheet date. Securities for which the Company does not have the intent or the ability to hold to maturity are classified as available for sale securities. The Company's available for sale securities that serve as collateral for its CDO financings, which the Company has elected the fair value option, are carried at fair value with the net unrealized gains or losses reported as a component of earnings in the statement of operations. Prior to consolidation of the CDO financings as the result of the Company being deemed the primary beneficiary, the Company designated its investments in the equity notes and its non investment grade notes of unconsolidated CDO financings as available for sale securities as they met the definition of a debt instrument due to their redemption provisions. These securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity.

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

  Real Estate Debt Investments Held for Sale

        Real estate debt investments held for sale are carried at the lower of cost or market value using available market information including sales prices and information obtained through consultation with dealers or other originators of such investments. The Company classifies, as held for sale, real estate debt investments that are actively being marketed for sale.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments that have remaining maturity dates of three months or less when purchased to be cash equivalents. Cash, including amounts restricted, exceeded the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution at December 31, 2010 and 2009. The Company mitigates its risk by placing cash and cash equivalents with major financial institutions.

  Restricted Cash

        Restricted cash consists of deposits with the trustee related to the consolidating CDO financings which is primarily proceeds of loan repayments which will be used to reinvest in collateral or repayment of the bonds in the CDOs and escrows for taxes, insurance, capital expenditures, tenant security deposits, payments required under certain lease agreements and escrow deposits collected in connection with whole loan originations. The Company mitigates its risk by placing restricted cash with major financial institutions.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

  Comprehensive Income

        Comprehensive income (loss), is comprised of consolidated net income, as presented in the consolidated statements of operations, adjusted for changes in unrealized gains or losses on available for sale securities and changes in the fair value of derivative financial instruments accounted for as cash flow hedges recorded in other comprehensive income.

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

  Credit Losses, Impairment and Allowance for Doubtful Accounts

        The Company assesses whether unrealized losses on the change in fair value on their available for sale securities, for which the fair value option was not elected, reflect a decline in value which is other than temporary. If it is determined the decline in value is other than temporary the impaired securities are written down through earnings to their fair values. Significant judgment of management is required in this analysis, which includes, but is not limited to, making assumptions regarding the collectability of the principal and interest, net of related expenses, on the underlying collateral.

        For all classes of real estate debt investments, allowances are established based upon a periodic review of the investments. Income recognition is suspended for loans at the earlier of the date at which

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. In performing this review, management considers the estimated net recoverable value of the loan as well as other factors, including the fair market value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from the loan investments may differ materially from the carrying value at the balance sheet date.

        On a periodic basis, the Company assesses whether there are any indicators that the value of our operating real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

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

  Income Taxes

        The Company has elected to be treated as a REIT under Internal Revenue Code Sections 856 through 859 and intends to remain so qualified. As a REIT, the Company is not subject to Federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

        Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a "TRS"). In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to regular corporate

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

income tax. The Company has established several TRSs in jurisdictions for which no taxes are assessed on corporate earnings. However, the Company must include earnings from these TRSs currently.

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

        The Company enters into cash flow hedges and must designate them at the time of entering into the derivative. The derivatives entered into by the Company are intended to qualify as hedges under accounting principles generally accepted in the United States, unless specifically stated otherwise. Toward this end, the terms of hedges are matched closely to the terms of hedged items. The Company assesses the effectiveness of the cash flow hedges both at inception and on an on-going basis and determines whether the hedge is highly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

        The following tables present the cumulative effects of the change in accounting principle for the year ended December 31, 2008:

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

  Recently Issued Pronouncements

        In January 2010, the FASB issued an accounting update requiring additional disclosures about fair value measurements regarding transfers between fair value categories as well as purchases, sales, issuances and settlements related to fair value measurements of financial instruments with non-observable inputs. This update was effective and was adopted by the Company for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements of financial instruments with non-observable inputs, which are effective for years beginning after December 15, 2010. The additional disclosures required by this update will be included in the note on fair value measurements upon adoption.

        In July 2010, the FASB issued an accounting update requiring more robust and disaggregated disclosure about the credit quality of an entity's loans and its allowance for loan losses. The new

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

2. Summary of Significant Accounting Policies (Continued)

guidance significantly expands the existing disclosure requirements and is focused on providing transparency regarding an entity's exposure to credit losses. This update is effective for interim and annual reporting periods ending on or after December 15, 2010. The additional disclosures required by this update are included in the note on real estate debt investments.

        In December 2010, the FASB issued an accounting update specifying that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company's adoption of this update will not have a material effect on its financial condition, results of operations, or cash flows.

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

        The following tables present the cumulative effects of the change in accounting principle as of January 1, 2010 (in thousands):

	As Reported, December 31, 2009	As Adjusted, January 1, 2010	Effect of Change in Accounting Principle
Non-controlling interest	$90,647	$110,976	$20,329
Retained earnings	460,915	582,850	121,935
Accumulated other comprehensive loss	(92,670)	(51,338)	41,332

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

        As of December 31, 2010, the Company identified interests in 19 entities which were determined to be VIEs. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

        The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis to determine if it holds the power to direct the activities that most significantly impact the VIEs economic performance. This analysis includes: (i) assessing the Company's variable interests (both implicit and explicit) and any other involvements in the VIE, as well as the involvements of other variable interest holders; (ii) consideration of the VIEs purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (iii) identifying the activities that most significantly affect the VIE's economic performance; (iv) determining whether the Company's significant involvement in the design of an entity provided the Company with the opportunity to establish arrangements that result in the Company having the power to direct the VIEs most significant activities; and (v) determining whether the Company's level of economic interest in a VIE is indicative of the amount of power the Company holds in situations where the Company's stated power to direct the VIEs most significant activities is disproportionately less than its economic interest in the entity. The Company performs a quantitative analysis to determine if it has the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. For purposes of allocating a VIE's expected losses and expected residual returns to its variable interest holders, the Company calculates its share of the VIE's expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the Company's position in the capital structure of the VIE, under various scenarios.

        Based on management's analysis, the Company is not the primary beneficiary of nine of the identified VIEs since it (i) does not have the power to direct the activities that most significantly impact the VIE's economic performance and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of December 31, 2010. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period.

        On July 8, 2010, an affiliate of CapitalSource Inc. ("CapitalSource") (i) delegated to an affiliate of the Company collateral management and special servicing rights, and the associated fees, relating to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Variable Interest Entities (Continued)

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

        On July 7, 2010, the Company purchased the N-Star CDO IX income notes and management fees from the NorthStar Real Estate Securities Opportunity Fund ("Securities Fund") for approximately $3.3 million. The Company has evaluated its investment in the N-Star CDO IX income notes and has determined that N-Star CDO IX is a VIE and that the Company is the primary beneficiary of the VIE. As a result, the Company consolidated the assets and liabilities of N-Star CDO IX at their respective carrying values as of the acquisition date. The Company has elected the fair value option of accounting for the available for sale securities and bonds payable of N-Star CDO IX for the purpose of consistent accounting application.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Variable Interest Entities (Continued)

        The following table displays the classification and carrying amounts of assets and liabilities of consolidated VIEs as of December 31, 2010 (in thousands):

	Variable Interest Entity
	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	N-Star IX	CapitalSource	Total
Assets of consolidated VIEs:
Restricted cash	$27,730	$677	$13,006	$23,375	$1,719	$44,794	$1,480	$32,746	$18,750	$99,037	$263,314
Available for sale securities, at fair value	202,671	192,528	238,251	32,754	280,668	14,949	308,378	25,880	307,860	64,278	1,668,217
Real estate debt investments, net	—	—	31,507	326,293	—	291,684	19,953	649,565	45,535	295,345	1,659,882
Investments in and advances to unconsolidated ventures	—	—	—	—	—	—	—	66,959	—	—	66,959
Real estate debt investments, held-for-sale	—	—	—	—	—	—	—	—	5,396	13,265	18,661
Receivables, net of allowance	1,781	1,559	1,978	1,481	3,357	1,086	3,215	2,026	4,253	5,601	26,337
Derivative instruments, at fair value	—	—	—	—	—	—	35	—	—	7	42
Assets of properties held for sale	—	—	—	—	—	—	—	8,040	—	5,101	13,141
Other assets	47	43	15	305	—	2,607	54	6	298	10,902	14,277

Total assets of consolidated VIEs(1):	232,229	194,807	284,757	384,208	285,744	355,120	333,115	785,222	382,092	493,536	3,730,830
Liabilities of consolidated VIEs:
Bonds payable, at fair value	193,242	139,922	156,107	164,315	170,358	180,813	233,892	322,431	207,136	490,591	2,258,807
Accounts payable and accrued expenses	1,324	104	1,126	122	522	381	329	1,124	2,082	8,554	15,668
Escrow deposits payable	—	—	—	19,662	—	12,853	—	10,010	1,352	16,286	60,163
Derivative liability, at fair value	14,120	14,726	18,666	—	31,169	8,538	39,452	18,258	34,767	11,297	190,993
Liabilities of properties held for sale	—	—	—	—	—	—	—	32	—	99	131
Other liabilities	—	—	70	—	—	—	314	—	8,270	—	8,654

Total liabilities of consolidated VIEs(2):	208,686	154,752	175,969	184,099	202,049	202,585	273,987	351,855	253,607	526,827	2,534,416

Net assets	$23,543	$40,055	$108,788	$200,109	$83,695	$152,535	$59,128	$433,367	$128,485	$(33,291)	$1,196,414

(1)
Assets of each of the consolidated VIEs may only be used to settle obligations of the respective VIE.

(2)
Creditors of each of the consolidated VIEs have no recourse to the general credit of the Company.

        The Company did not provide financial support to any of its consolidated VIEs during the years ended December 31, 2010 and 2009. At December 31, 2010, there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its consolidated VIEs.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Real Estate Debt Investments

        The Company has identified one real estate debt investment with a principal amount of $20.6 million as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. For all other real estate debt investments, the Company has determined that these

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

3. Variable Interest Entities (Continued)

investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting. The following table displays the classification, carrying amounts and maximum exposure of unconsolidated VIEs as of December 31, 2010 (in thousands):

	Variable Interest Entity
	Trusts Issuing Preferred Securities, at Fair Value	Real Estate Debt Investments	Total	Maximum Exposure to Loss(1)
Real estate debt investments	—	$20,556	$20,556	$20,556

Total assets	—	20,556	20,556	20,556
Liability to subsidiary trusts issuing preferred securities, at fair value	191,250	—	191,250	N/A

Total liabilities	191,250	—	191,250	N/A

Net assets	$(191,250)	$20,556	$(170,694)	$20,556

(1)
The Company's maximum exposure to loss at December 31, 2010, would not exceed the carrying amount of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the years ended December 31, 2010 and 2009. At December 31, 2010, there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

4. Fair Value of Financial Instruments (Continued)

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

  CDO bonds payable

        CDO bonds payable are measured with prices obtained from a nationally-recognized banking institution that acted as underwriter for the investment and are generally measured using pricing models with market observable inputs such as interest rates and equity index levels, with adjustments for unobservable inputs. These measurements are classified as Level 3 within the fair value hierarchy.

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

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

4. Fair Value of Financial Instruments (Continued)

assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$1,016,372	$375,727	$1,392,099
Third party CDO notes	—	—	37,213	37,213
REIT debt	—	182,106	54,852	236,958
Trust preferred securities	—	—	24,784	24,784
Derivative asset	—	59	—	59

Total assets	$—	$1,198,537	$492,576	$1,691,113

Liabilities:
N-Star CDO bonds payable	—	—	2,258,805	$2,258,805
Liability to subsidiary trusts issuing preferred securities	—	—	191,250	191,250
Derivative liability	—	220,689	—	220,689

Total liabilities	$—	$220,689	$2,450,055	$2,670,744

        The following table presents additional information about the Company's available for sale securities, corporate lending investment, bonds payable and liabilities to subsidiary trusts issuing preferred securities which are measured at fair value on a recurring basis at December 31, 2010, for which the Company has utilized Level 3 inputs to determine fair value:

	Available for Sale Securities	Corporate Lending Investment	N-Star CDO Bonds Payable	Liability to Subsidiary Trusts Issuing Preferred Securities
Beginning balance:	$309,505	$8,943	$1,141,096	$167,035
Total net transfers into/out of Level 3	91,281
Purchases, sales, issuance and settlements, net	64,197	(17,430)	450,144	—
Total losses (realized or unrealized):
Included in earnings	132,851	—	667,974	24,215
Included in other comprehensive loss	—	—	—	—
Total gains (realized or unrealized):
Included in earnings	160,444	8,488	409	—
Included in other comprehensive loss	—	—	—	—

Ending balance	$492,576	$—	$2,258,805	$191,250

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$27,593	$8,488	$(667,564)	$(24,215)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

4. Fair Value of Financial Instruments (Continued)

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

Financial Instruments, at Fair Value	December 31, 2010	December 31, 2009(1)
Assets:
Available for sale securities:
CMBS	$1,392,099	$249,583
N-Star CDO notes	—	4,268
Third party CDO notes	37,213	9,515
REIT debt	236,958	30,580
Trust preferred securities	24,784	8,739
Corporate lending investment (2)	—	8,943

Total assets	$1,691,054	$311,628

Liabilities:
N-Star CDO bonds payable	2,258,805	584,615
Liability to subsidiary trusts issuing preferred securities	191,250	167,035

Total liabilities	$2,450,055	$751,650

(1)
December 31, 2009 does not include the assets and liabilities of N-Star I, II, III and V, for which the Company has elected the fair value option, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

(2)
During 2010, the Company's corporate lending joint venture sold assets having a fair market value in excess of their carrying value and the Company sold its interest in the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

4. Fair Value of Financial Instruments (Continued)

  joint venture to the joint venture partner. As a result, the Company reduced its equity investment to zero at December 31, 2010.

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at December 31, 2010	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$1,392,099	$2,844,090	$(1,451,991)
Third party CDO notes	37,213	206,620	(169,407)
REIT debt	249,350	244,366	4,984
Trust preferred securities	12,392	20,000	(7,608)

Total assets	$1,691,054	$3,315,076	$(1,624,022)

Liabilities:
N-Star CDO bonds payable	2,258,805	4,448,545	(2,189,740)
Liability to subsidiary trusts issuing preferred securities	191,250	280,133	(88,883)

Total Liabilities	$2,450,055	$4,728,678	$(2,278,623)

        At December 31, 2010 and December 31, 2009, the basis in the Company's corporate lending investment was zero and $70.0 million, respectively. The Company has elected the fair value option for this investment which is accounted for under the equity method of accounting. The fair market value of the Company's investment at December 31, 2010 and December 31, 2009 was zero and $8.9 million, respectively.

        For the year ended December 31, 2010 and 2009, the Company recognized a net loss of $397.9 million and a net loss of $156.8 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's consolidated statement of operations. The net loss for the year ended December 31, 2009 does not include losses or gains on the assets and liabilities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable and liability to subsidiary trusts issuing preferred securities for which the fair value option was elected was a net loss of $692.2 million and $148.5 million, respectively, for the year ended December 31, 2010 and 2009. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the Company allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. The net loss for the year ended December 31, 2009 does not include losses or gains on the assets and liabilities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

5. Operating Real Estate

        At December 31, 2010 and 2009, operating real estate, net consists of the following:

	December 31, 2010	December 31, 2009
Land	$146,780	$148,473
Buildings and improvements	838,539	851,302
Leasehold interests	18,288	19,271
Tenant improvements	33,351	33,680
Furniture and fixtures	7,698	7,161
Capital leases	1,836	3,028

	1,046,492	1,062,915
Less: Accumulated depreciation	108,430	84,013

Operating real estate, net	$938,062	$978,902

        Depreciation expense amounted to approximately $24.4 million and $24.2 million for the year ended December 31, 2010 and 2009, respectively. In addition to the amounts included in the above table, approximately $66.1 million and $66.5 million of real estate acquisition costs as of December 31, 2010 and 2009, respectively, are classified as deferred lease costs. See Note 9 for additional information.

Dispositions—2010

        In May 2010, the Company completed the sale of a leasehold interest containing approximately 10,800 square feet of retail space located in New York City to a private investor group for approximately $3.3 million, representing a gain of approximately $2.5 million.

Dispositions—2009

  NRF Healthcare, LLC

        In December 2009, NRF Healthcare, LLC completed the sale of 18 assisted living facilities containing approximately 1,300 beds located in North Carolina to a private investor group for approximately $95.9 million, representing a gain on sale of approximately $13.8 million.

Discontinued Operations

        In connection with the acquisition of the CSE RE 2006-A equity notes and the consolidation of CSE RE 2006-A, the CDO financing had, as of December 31, 2010, three foreclosed assets consisting of two parcels of land located in Arizona with a combined fair market value at the time of acquisition of approximately $1.6 million and a multifamily property located in Georgia having a fair market value at the time of acquisition of approximately $3.9 million. During the third quarter of 2010, we recorded as held for sale, the two REO parcels of land located in Arizona and the multifamily property located in Georgia. During the fourth quarter of 2010, we recorded as held for sale, an REO office building containing 142,988 square feet located in Philadelphia, PA.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

5. Operating Real Estate (Continued)

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenue:
Rental and escalation income	$1,068	$8,710	$8,514
Interest and other	88	3	14

Total revenue	1,156	8,713	8,528

Expenses:
Property operating expenses	865	120	141
Asset management fees—related parties	52	25	25
Auditing and professional fees	94	4	—
General and administrative expenses	819	35	5
Interest expense	60	4,187	3,757
Depreciation and amortization	53	2,166	2,190
Impairment on operating real estate	1,180	—	—

Total expenses	3,123	6,537	6,118

Income from discontinued operations	(1,967)	2,176	2,410
Gain on disposition of discontinued operations	2,528	13,799	—

Total income from discontinued operations	$561	$15,975	$2,410

        The following table sets forth the major classes of assets and liabilities of properties classified as held for sale at December 31, 2010:

December 31, 2010
ASSETS:
Operating real estate—net	$13,141

Assets of properties held for sale	$13,141

LIABILITIES:
Accounts payable and accrued expenses	60
Other liabilities	71

Liabilities of properties held for sale	$131

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

6. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at December 31, 2010:

December 31, 2010	Carrying Value	Cumulative Unrealized (Loss)/Gain on Investments	Fair Value(1)
CMBS	$2,040,582	$(648,483)	$1,392,099
Third party CDO notes	174,537	(137,324)	37,213
REIT debt	222,112	14,846	236,958
Trust preferred securities	34,917	(10,133)	24,784

Total	$2,472,148	$(781,094)	$1,691,054

(1)
Approximately $1.7 billion of these investments serve as collateral for the Company's consolidated CDO transactions and the balance is either financed under other borrowing facilities or unleveraged.

        At December 31, 2010, the maturities of the available for sale securities ranged from three months to 46 years.

        During the years ended December 31, 2010, proceeds from the sale and redemption of available for sale securities was $370.5 million. The net realized gain on the sale and redemption of available for sale securities was $75.8 million. During the year ended December 31, 2009, proceeds from the sale and redemption of available for sale securities was $213.1 million. The net realized gain on the sale of available for sale securities was $72.8 million. Proceeds and realized gains from the sale and redemption of available for sale securities for the year ended December 31, 2009 does not include the sale and redemption of available for sale securities of N-Star I, II, III and V, as these CDO financings were unconsolidated CDO financings prior to January 1, 2010.

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

6. Available for Sale Securities (Continued)

(2)
Approximately $212.4 million of these investments serve as collateral for the Company's only consolidated securities CDO transaction at December 31, 2009 and the balance is financed under other borrowing facilities.

7. Real Estate Debt Investments

        At December 31, 2010, the Company held the following real estate debt investments:

December 31, 2010	Principal Balances	Carrying Value(1)(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR(3)	Average Spread Over Prime	Number of Investments
Whole loans, floating rate—LIBOR	$1,533,352	$1,042,194	56.5%	—%	2.79%	—%	71
Whole loans—floating rate—prime	106,279	17,417	0.9%			3.32%	3
Whole loans, fixed rate	211,565	107,419	5.8%	5.76%	—	—	27
Subordinate mortgage interests, floating rate	220,444	143,153	7.8%	—	3.06%	—	10
Subordinate mortgage interests, fixed rate	74,443	46,805	2.5%	7.62%	—	—	3
Mezzanine loans, floating rate	387,183	305,901	16.6%	—	2.76%	—	16
Mezzanine loan, fixed rate	153,027	140,956	7.7%	5.65%	—	—	7
Preferred—Float	17,444	17,444	0.9%	—	4.00%	—	1
Other loans—floating	11,460	11,460	0.6%	—	2.50%	—	2
Other loans—fixed	12,152	12,152	0.7%	6.44%	—	—	3

Total/Weighted average	$2,727,349	$1,844,901	100.0%	6.05%	2.82%	3.32%	143

(1)
Approximately $1.7 billion of these investments serve as collateral for the Company's CDO financings, $44.0 million is financed under a borrowing facility and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $48.5 million related to these investments. The Company expects that a minimum of $45.5 million of these future fundings will be funded within the Company's existing CDO financings and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on future funding requirements would be approximately $3.0 million.

(2)
Includes $18.7 million in real estate debt investments, held for sale.

(3)
Approximately $525.2 million of the Company's real estate debt investments have a weighted-average LIBOR rate floor of 2.08%

        On July 8, 2010, the Company consolidated the assets acquired and liabilities assumed of CSE RE 2006-A and recorded a gain of approximately $15.4 million resulting from the excess of the fair market value of the net assets acquired over the consideration paid. The following table displays the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

7. Real Estate Debt Investments (Continued)

outstanding principal balance and the fair market value of the assets acquired and the liabilities assumed at acquisition (in thousands):

	At Closing
	Principal Balance	Fair Market Value
Loan assets—performing	$810,690	$380,003
Loan assets—non-performing	243,113	15,970
REO	18,259	4,201
Restricted cash	77,084	77,084
Derivative assets	—	38
Receivables	2,815	2,815

Total assets	$1,151,961	$480,111
CDO notes outstanding	$1,012,490	$440,096
Derivative liabilities	—	11,829
Accounts payable and accrued expenses	12,528	12,528

Total liabilities	$1,025,018	$464,453
Non-controlling interest	2,083	295
Net assets	$124,860	$15,363
Management rights	NA	$7,000

        At December 31, 2009, the Company held the following real estate debt investments:

December 31, 2009(1)	Principal Balances	Carrying Value(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR	Number of Investments
Whole loans, floating rate	$1,049,784	$1,014,028	52.3%	—%	2.70%	52
Whole loans, fixed rate	62,086	62,373	3.2	6.89	—	7
Subordinate mortgage interests, floating rate	209,621	193,275	10.0	—	2.69	11
Subordinate mortgage interests, fixed rate	29,000	24,722	1.3	7.25	—	2
Mezzanine loans, floating rate	563,405	538,173	27.8	—	3.35	20
Mezzanine loan, fixed rate(3)	94,535	90,558	4.7	8.89	—	7
Other loans—floating	8,610	8,610	0.4	—	2.24	2
Other loans—fixed	5,354	5,354	0.3	5.53	—	1

Total/Weighted average	$2,022,396	$1,937,093	100.0%	7.90%	2.90%	102

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

7. Real Estate Debt Investments (Continued)

  Company had future funding commitments, which were subject to certain conditions that borrowers must have met to qualify for such fundings, totaling $80.0 million related to these investments.

(3)
Includes $0.6 million in real estate debt investments, held for sale.

        Contractual maturities of real estate debt investments at December 31, 2010 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2011	$265,131	$186,170
2012	999,991	536,468
2013	735,055	506,401
2014	56,130	293,096
2015	175,742	469,159
Thereafter	495,300	736,055

Total	$2,727,349	$2,727,349

(1)
The year ending December 31, 2011, contains eight whole loans with initial maturities prior to December 31, 2010, having an aggregate principal balance of $213.1 million and three junior participations in first mortgages with initial maturities prior to December 31, 2010, having an aggregate principal balance of $52.0 million that remain outstanding as of December 31, 2010. The aggregate carrying value of these maturity-defaulted loans is $52.7 million as of December 31, 2010.

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties. The contractual amounts differ from the carrying amounts due to unamortized origination fees and costs and unamortized premiums and discounts being reported as part of the carrying amount of the investment. At December 31, 2010, the Company had $683.2 million of unamortized discounts and deferred fees. Maturity Including Extensions assumes that all loans with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related loan agreements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

7. Real Estate Debt Investments (Continued)

        As of December 31, 2010, the status of the Company's performing and non-performing loans was as follows:

	As of December 31, 2010					As of December 31, 2009
	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total(3)	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total
Originated and Acquired Debt Investments
Whole loans	52	$892,950	1	$12,500	$905,450	53	$1,050,903	6	$60,797	$1,111,700
Subordinate mortgage interests	10	182,685	3	51,988	234,673	11	195,536	2	38,462	233,998
Mezzanine loans	23	539,527	—	—	539,527	27	654,831	—	—	654,831
Preferred	1	17,444	—	—	17,444	—	—	—	—	—
Other loans	5	23,612	—	—	23,612	3	13,964	—	—	13,964

Total Originated and Acquired Debt Investments	91	1,656,218	4	64,488	1,720,706	94	1,915,234	8	99,259	2,014,493
Provision for Loan Losses	14	(158,417)	2	(38,783)	(197,200)	7	(39,500)	6	(37,900)	(77,400)

Total Originated and Acquired Debt Investments, net		1,497,801		25,705	1,523,506		1,875,734		61,359	1,937,093
CSE RE 2006-A
Whole loans(1)	38	252,347	9	30,216	282,563	—	—	—	—	—
Subordinate mortgage interests(2)	1	38,832	—	—	38,832	—	—	—	—	—

CSE RE 2006-A	39	291,179	9	30,216	321,395	—	—	—	—	—
Provision for Loan Losses	—	—	—	—	—	—	—	—	—	—

CSE RE 2006-A		291,179		30,216	321,395		—		—	—

Total Debt Investments	130	1,947,397	13	94,704	2,042,101	94	1,915,234	8	99,259	2,014,493
Total Provision for Loan Losses	14	(158,417)	2	(38,783)	(197,200)	7	(39,500)	6	(37,900)	(77,400)

Total Debt Investments, net		$1,788,980		$55,921	$1,844,901		$1,875,734		$61,359	$1,937,093

(1)
CSE RE 2006-A whole loans have an aggregate outstanding principal amount of approximately $919.1 million at December 31, 2010.

(2)
CSE RE 2006-A subordinate mortgage interests have an aggregate outstanding principal amount of approximately $8.3 million at December 31, 2010.

(3)
Includes $18.7 million of real estate debt investments classified as held for sale.

        The Company's maximum additional exposure to loss related to the non-performing loans is approximately $55.9 million.

  Provision for Loan Losses

        For the year ended December 31, 2010, the Company recorded a $168.4 million credit loss provision relating to 16 loans, eight of which were sold, or held for sale and one of which was foreclosed during the period, and included $1.8 million in credit loss reversal for two loans sold with a fair market value in excess of their carrying amounts. For the year ended December 31, 2009, the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

7. Real Estate Debt Investments (Continued)

Company recorded an $83.7 million credit loss provision relating 15 loans. As of December 31, 2010, loan loss reserves totaled $197.2 million.

        Activity in the allowance for credit losses on real estate debt investments for year ended December 31, 2010 and 2009, is as follows:

Credit Loss Reserve
Balance at December 31, 2008	$11,200
Provision for credit losses	83,745
Write-offs and sold loans	(13,945)
Foreclosure on loan	(3,600)

Balance at December 31, 2009	77,400
Provision for credit losses	168,446
N-Star CDO IX loan reserves	25,679
Write-offs and sold loans	(51,205)
Foreclosure on loan	(23,120)

Balance at December 31, 2010	$197,200

        At December 31, 2010, the loan loss reserve is comprised of the following:

Class of Loan	# of Loans	Principal Amount	Carrying Amount	Credit Loss Provision
Whole loans	3	$68,320	$47,165	$(20,984)
Subordinate mortgage interests	5	119,247	26,593	(83,545)
Mezzanine loans	8	177,595	84,708	(92,671)

Total	16	$365,162	$158,466	$(197,200)

        The Company's commercial real estate loans are typically secured by liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its loans based upon whether the collateral is currently paying contractual debt service, and whether the Company believes it will be able to do so in the future. Those loans for which the Company expects to receive full payment of contractual principal and interest payments are categorized as "performing." The Company groups weaker credit quality loans that are currently performing, but for which it believes there is an impairment such that future collection of all principal and interest is in doubt, in a category called "performing, with credit reserves." The Company's weakest credit quality loans are generally non-performing loans. NPLs typically have a maturity default and/or are past due at least 90 days on their contractual debt service payments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

7. Real Estate Debt Investments (Continued)

        The following table is a summary of real estate debt investments by credit quality indicator as of each applicable balance sheet date:

Credit Quality Indicator	Carrying Amount December 31, 2010	Carrying Amount December 31, 2009
Non-performing loans	$55,922	$61,359
Performing loans with a reserve	156,286	101,228
Performing loans	1,632,693	1,774,505

Total	$1,844,901	$1,937,092

        At December 31, 2010, the Company had real estate debt investments with an aggregate carrying amount of $76.1 million on nonaccrual status.

        At December 31, 2010, the Company's loan portfolio principal and interest aging is as follows (inclusive of its non-performing loans) (in thousands):

1 - 90 Days	90+ Days
$41,975	$223,390

  Discounted Payoffs

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

        On December 16, 2009, the Company received $23.1 million of cash proceeds relating to the repayment of $28.4 million on two first mortgage loans backed by land, bearing a weighted average interest rate of LIBOR + 5.3% and having a March 2010 final maturity date. The Company agreed to the discounted payoff of its loans on these assets in order to avoid a prolonged foreclosure with the borrower. Accordingly, during the fourth quarter 2009, the Company recorded a $5.3 million credit loss relating to this discounted payoff.

8. Investments in and Advances to Unconsolidated Ventures

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated Ventures (Continued)

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At December 31, 2010 and 2009, the Company had an investment in CS/Federal of approximately $6.2 million and $6.9 million, respectively. The Company recognized equity in earnings of $0.5 million, $0.4 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NorthStar Real Estate Securities Opportunity Fund

        In July 2007, the Company closed on $109.0 million of equity capital for its Securities Fund, an investment vehicle in which the Company previously conducted a portion of its real estate securities investment business.

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

        During the second quarter 2010, a subsidiary of the Company, as general partner of the Securities Fund, notified the Securities Fund's administrator and limited partners of its determination to liquidate and dissolve the Securities Fund. Accordingly, during the second quarter 2010, the Securities Fund began to liquidate its assets in an orderly manner. On July 7, 2010, the Securities Fund completed the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated Ventures (Continued)

sale of its remaining investments, which included the sale of the N-Star CDO IX income notes and management fees to a wholly-owned subsidiary of the Company for $3.3 million. The Company consolidated the assets and liabilities of the CDO at their respective fair market values as of the acquisition date. A subsidiary of the Company, as general partner of the Securities Fund, is currently in the process of determining the Securities Fund's final net asset value and expects to complete the process of dissolving the Securities Fund during the first half 2011. As of December 31, 2010, the Company has received approximately $2.7 million in distributions related to the final liquidation of the Securities Fund.

        At December 31, 2010 and 2009, the carrying value of the Company's investment in the Securities Fund was $0.7 million and $7.2 million, respectively, each representing a 31.2% interest in the Securities Fund.

        For the years ended December 31, 2010, 2009 and 2008, the Company recognized equity in losses of $3.9 million, equity in losses of $6.5 million and equity in losses of $12.4 million, respectively.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At December 31, 2010 and December 31, 2009 the Company's investment in LandCap is carried at $8.8 million and $10.1 million, respectively. At December 31, 2010 and 2009, LandCap had investments totaling $34.9 million and $37.9 million, respectively. In addition, the Company has advanced approximately $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and is included in other assets in the consolidated balance sheets. For the years ended December 31, 2010, 2009 and 2008, the Company recognized equity in losses of $2.5 million, equity in losses of $3.7 million and equity in losses of $3.3 million, respectively.

Midwest Care Holdco TRS I LLC

        In June 2009, the Company restructured its net lease relationship with one of its healthcare operators to take advantage of new REIT legislation which now allows a taxable REIT subsidiary affiliate to become the lessee of healthcare- related properties. The restructuring resulted in one of the Company's unconsolidated affiliate Midwest becoming the lessee of the properties and Midwest simultaneously entering into a management contract with a third party operator. The management agreement is terminable by Midwest upon 60 days notice. This new structure allows the Company to participate in operating improvements of the underlying properties not previously available under the prior structure. The Company owned a 49% interest in Midwest and did not control the major decisions and as a result, the Company did not consolidate the operations of Midwest. In April 2010, pursuant to the membership redemption agreement entered into in December 2009, the Company acquired the remaining 51% membership interest in Midwest Holdings owned by Chain Bridge for $1.0 million in cash. As a result of the acquisition, the Company holds 100% of the common

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated Ventures (Continued)

membership interest in Midwest and controls all major decisions. Accordingly the operations of Midwest, which were previously accounted for under the equity method, are consolidated. The Company has estimated the fair value of assets acquired at the date of acquisition. The Company recognized equity in earnings of $2.0 million for the year ended December 31, 2010.

        At December 31, 2009, the Company had an investment in Midwest of approximately $1.0 million and recognized equity in earnings of $7.5 million for the year ended December 31, 2009.

NorthStar Income Opportunity REIT I, Inc. / NorthStar Real Estate Income Trust, Inc.

        On October 18, 2010, NorthStar Income Opportunity REIT I, Inc. ("NIOR"), an unconsolidated entity in which the Company has an equity investment, completed a merger with NorthStar Real Estate Income Trust, Inc., ("NSREIT") a consolidated subsidiary of the Company and each a commercial finance REIT sponsored by the Company. NSREIT became the surviving entity of the merger. As of October 18, 2010, the Company deconsolidated, and has an equity investment in, NSREIT and accounts for its investment in NSREIT under the equity method of accounting.

        At December 31, 2010, the Company had an investment in NSREIT, the surviving entity, of approximately $1.8 million. At December 31, 2009, the Company had an investment in NIOR of approximately $1.6 million. The Company recognized equity in loss on this investment of $0.2 million for the year ended December 31, 2010.

Meadowlands One, LLC

        The Company owned a $92.5 million pari passu participation in a $498.6 million first mortgage held in Meadowlands One, LLC that is secured by a retail/entertainment complex located in East Rutherford, NJ (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. The Company accounts for its 22% equity interest in the investment under the equity method of accounting, and at December 31, 2010, the carrying value of the Company's investment was approximately $72.6 million. For the year ended December 31, 2010, the Company recognized equity in losses of $2.9 million from its investment.

        Reconciliation between the operating data for all unconsolidated/uncombined ventures and equity in earnings is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Net income	$431	$(13,535)	$(51,469)
Other partners' share of income	(692)	4,084	37,198
Fee income basis difference		—	1,263
Joint venture equity write-off		—	811
Elimination entries	2,514	7,642	279

Earnings from unconsolidated/uncombined ventures	$2,253	$(1,809)	$(11,918)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated Ventures (Continued)

        Reconciliation between the Company's investment in unconsolidated entities as of December 31, 2010 and December 31, 2009 is as follows:

	December 31, 2010	December 31, 2009
Company's equity in unconsolidated entities	$93,361	$36,874
Elimination entries	746	1,109
Purchase price basis difference	305	316

Investment in and advances to unconsolidated ventures	$94,412	$38,299

        The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2010 and 2009 are as follows:

	2010	2009
	(unaudited)	(unaudited)
Assets
Cash	$42,572	$25,655
Restricted cash	551	4,006
Operating real estate, net	579,957	86,206
Available for sale securities, at fair value	31,264	312,242
Deferred costs, net	3,234	3,708
Other assets	835	8,166

Total assets	$658,413	$439,983

Liabilities and members' equity
Mortgage notes and loans payable	$45,576	$46,138
Other liabilities	41,072	221,844
Members' equity	571,765	172,001

Total liabilities and members' equity	$658,413	$439,983

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

8. Investments in and Advances to Unconsolidated Ventures (Continued)

        The condensed combined statements of operations for the unconsolidated joint ventures for the years ended December 31, 2010, 2009 and 2008 are as follows;

	2010	2009	2008
	(unaudited)	(unaudited)	(unaudited)
Revenues and other income:
Interest income	$17,010	$19,724	$18,292
Rental and escalation income	18,021	44,110	4,720
Other revenue	249	1,956	267

Total revenue	35,280	65,790	23,279
Expenses:
Interest expense	10,555	4,017	4,542
General and administrative	9,560	16,941	7,752
Depreciation and amortization	1,913	2,406	1,936
Other expenses	21,436	27,793	2,465

Total Expenses	43,464	55,247	16,695

Income from operations	(8,184)	14,543	6,584
Unrealized gain/(loss) on investments	72,498	(25,277)	(60,661)
Realized loss on investments	(63,883)	(2,605)	—

Net income	$431	$(13,339)	$(54,077)

9. Deferred Costs and Intangible Assets, Net

        Deferred costs and intangible assets as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Deferred lease costs	$68,062	$67,897
Deferred loan costs	15,078	18,612
Intangible assets	7,839	839
Reimbursable deal costs	862	2,650

	91,841	89,998
Less accumulated amortization	(38,868)	(32,447)

Deferred costs and intangible assets, net	$52,973	$57,551

        Deferred lease cost includes the allocation of a portion of the purchase price to lease origination costs associated with the in-place leases. For acquisitions for the year ended December 31, 2009, an additional $0.3 million was allocated from the purchase price to deferred lease cost.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings

        The following table summarizes the Company's outstanding borrowings as of December 31, 2010 and 2009:

	Initial Stated Maturity	Interest Rate	Contractual Balance at December 31, 2010	Contractual Balance at December 31, 2009(1)
Term Loans (recourse)
WA Secured Term Loan(2)	10/28/2012	LIBOR + 3.50%	—	246,884
Euro—note	10/28/2012	3 month Euribor + 3.50%	—	85,218
LB Term Loan(3)	2/9/2011	LIBOR + 1.50%	22,199	22,199
Term Loans (non-recourse)
Term Asset Backed Securities Loan Facility	10/29/2014	2.64%	14,682	14,682

Total Credit Facilities & Term Loans			36,881	368,983
Exchangeable Senior Notes (recourse)(4)(5)	6/15/2027	7.25%	68,165	68,165
Exchangeable Senior Notes ("NNN Notes") (recourse)(4)	6/15/2013	11.50%	60,750	60,750
Liability to subsidiary trusts issuing preferred securities (subordinate recourse)(6)(7)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	31,475	31,475
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	35,100
Mortgage notes payable (non-recourse)
Salt Lake City	9/1/2012	5.16%	15,059	15,471
EDS	10/8/2015	5.37%	46,218	46,977
Executive Center(8)	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	16,884	17,119
Indianapolis	2/1/2017	6.06%	27,789	28,142
Northstar Healthcare GE	—	6.93%	—	44,163
Northstar Healthcare GE	5/1/2015	3 month LIBOR + 5.95%	58,200	—
Northstar Healthcare—Park National	1/11/2014	5.94%	32,537	32,944
Northstar Healthcare—GE—WLK	1/11/2017	6.99%	159,135	159,138
Northstar Healthcare—GE—Tusc & Harmony	1/11/2017	7.09%	7,842	7,843
Northstar Healthcare—Harmony FNMA	2/1/2017	6.39%	73,901	75,001
Northstar Healthcare—Grove City	8/1/2015	9.25%	3,040	1,835
Northstar Healthcare—Lancaster	8/1/2015	9.25%	6,280	2,571
Northstar Healthcare—Marysville	8/1/2015	9.25%	5,393	1,651
Northstar Healthcare—Washington	8/1/2015	9.25%	5,223	1,952
Northstar Healthcare—Miller Merril	6/30/2012	7.07%	116,806	118,320
Northstar Healthcare—ARL Mob Wachovia	5/11/2017	5.89%	3,349	3,389
Northstar Healthcare—St Francis	9/10/2010	LIBOR + 2.00%	—	11,400
Aurora	7/11/2016	6.22%	32,583	32,982
DSG	10/11/2016	6.17%	33,325	33,795
Keene	2/1/2016	5.85%	6,588	6,693
Fort Wayne	1/1/2015	6.41%	3,313	3,399
Portland	6/17/2014	7.34%	4,466	4,652
Milpitas	3/6/2017	5.95%	21,639	22,107
Fort Mill	4/6/2017	5.63%	27,700	27,700
Reading	1/1/2015	5.58%	13,643	13,905
Reading	1/1/2015	6.00%	5,000	5,000
Alliance	12/6/2017	6.48%	23,239	23,543
Mezzanine loan payable (non-recourse)
Fort Mill	4/6/2017	6.21%	2,482	2,743

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings (Continued)

	Initial Stated Maturity	Interest Rate	Contractual Balance at December 31, 2010	Contractual Balance at December 31, 2009(1)
Bonds payable (non-recourse)(6)
N-Star I	8/1/2038	3 month LIBOR + 1.93% (average spread)	225,701	—
N-Star II	6/1/2039	LIBOR + 1.30% (average spread)	197,212	—
N-Star III	6/1/2040	LIBOR + 0.59% (average spread)	313,907	—
N-Star IV	7/1/2040	LIBOR + 0.59% (average spread)	258,769	282,500
N-Star V	9/5/2045	LIBOR + 0.53% (average spread)	434,633	—
N-Star VI	6/1/2041	3 month LIBOR + 0.52% (average spread)	271,698	279,057
N-Star VII	6/22/2051	LIBOR + 0.35% (average spread)	499,200	499,200
N-Star VIII	2/1/2041	LIBOR + 0.45% (average spread)	586,460	590,645
N-Star IX	8/7/2052	LIBOR + 0.40% (average spread)	744,960	—
CapSource	1/20/2037	3 month LIBOR + 0.42% (average spread)	916,005	—

			$5,697,588	$3,225,348

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

10. Borrowings (Continued)

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of December 31, 2010:

	Total	Mortgage and Mezzanine Loans	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities	Exchangeable Senior Notes(1)	Bonds Payable
2011	$31,431	$9,232	$22,199	$—	$—	$—
2012	210,053	141,888	—	—	68,165	—
2013	72,017	11,267	—	—	60,750	—
2014	60,930	46,248	14,682	—	—	—
2015	193,831	193,831	—	—	—	—
Thereafter	5,129,326	400,648	—	280,133	—	4,448,545

Total	$5,697,588	$803,114	$36,881	$280,133	$128,915	$4,448,545

(1)
$68.2 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

        At December 31, 2010, the Company was in compliance with all covenants under its borrowings.

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

10. Borrowings (Continued)

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

        On June 30, 2010, the Company fully repaid and extinguished, at a discount to its outstanding principal amount WA Secured Term Loan, which was fully recourse to the Company, having an outstanding principal balance of approximately $304.0 million and secured by assets having an aggregate unpaid principal balance of approximately $448.6 million at the time of the payoff. The Company paid approximately $208.0 million of cash and granted the lender a 40% participation interest in the principal proceeds of a €72.5 million participation in a mezzanine loan owned by the Company that is collateralized by a German retail portfolio (the "German Loan").

        In connection with the repayment and extinguishment of the WA Secured Term Loan, the Company issued, to the lender, warrants (the "Repayment Warrants") to purchase two million shares of its common stock. The Repayment Warrants are exercisable immediately through June 30, 2020, at a price of $7.60 per share. The exercise price of the Repayment Warrants may be paid in cash or by cashless exercise and the exercise price and the number of shares of common stock issuable upon exercise of the Repayment Warrants are subject to anti-dilution adjustments.

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

10. Borrowings (Continued)

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

        As of December 31, 2010 and December 31, 2009, the total carrying amount of the equity components of the exchangeable senior notes was $4.9 million. The principal amount of the exchangeable senior notes liabilities was $128.9 million as of December 31, 2010 and December 31, 2009. The unamortized discount of the liability components was $2.0 million and $2.9 million at December 31, 2010 and December 31, 2009, respectively. The net carrying amount of the liability components was $126.9 million and $126.0 million at December 31, 2010 and December 31, 2009, respectively. Interest expense for the years ended December 31, 2010, 2009 and 2008 related to the exchangeable senior notes was $13.8 million, $16.8 million and $20.7 million, respectively, of which $11.9 million, $14.5 million and $17.9 million was related to contractual interest, respectively, and $1.9 million, $2.3 million and $2.8 million was attributable to amortization of the debt discount and deferred financing costs, respectively.

  Modification of Mortgage Loan

        The Company owns a partially vacant net lease property located in Cincinnati, Ohio. In November 2010, the mortgage lender declared a payment default and, in December 2010, began foreclosure proceedings on the property. The Company is currently in discussions with the lender seeking to modify the mortgage terms; however, there can be no assurance that there will be a favorable resolution and the lender may ultimately foreclose on the property.

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

10. Borrowings (Continued)

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

  LB Term Loan

        In June 2008, a wholly owned subsidiary of the Company entered into a $24.2 million term loan agreement with an investment bank (the "LB Term Loan"). The collateral for the LB Term Loan is a $44.0 million mezzanine loan position and the Company has guaranteed 50% of the outstanding term debt. The LB Term Loan matures in February 2012, has a one-year extension option and bears interest at a spread of 1.50% over one-month LIBOR. The LB Term Loan contains certain covenants including, among others, financial covenants of a minimum tangible net worth and a minimum debt-to-equity ratio.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Commitments and Contingencies

Obligations Under Capital Leases and Operating Lease Agreements

        The Company is the lessee of two locations under capital leases, seven ground leases under operating real estate, of which five are paid directly by the tenants, and five corporate offices that are located in New York, NY, Los Angeles, CA, Dallas, TX, Englewood, CO, and Bethesda, MD. The following is a schedule of minimum future rental payments under these contractual lease obligations as of December 31, 2010:

Years Ending December 31:
2011	$5,600
2012	5,392
2013	5,506
2014	5,460
2015	5,331
Thereafter	36.533

Total minimum lease payments	63,822
Less: Amounts representing interest	9,220

Future minimum lease payments	$54,602

        Under one of the capital leases, the Company also pays rent equal to 15% of the minimum rental income received from the sub-tenant. The Company's Los Angeles office is sub-leased through December 31, 2011 and generated approximately $0.1 million in sub-lease rental income for each of the years ended December 31, 2010 and 2009. The Company recognized $2.9 million, $2.6 million and $3.1 million in rental expense for its five corporate offices for the years ended December 31, 2010, 2009 and 2008, respectively.

Chatsworth Property

        One of the Company's net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA, or WaMu. NRFC NNN Holdings, Inc. , or NNN, which is a subsidiary of the Company's, is a defendant in a lawsuit, or the Lawsuit, filed by GECCMC 2005-CI Plummer Office Limited Partnership, or the Lender, in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of the Company's subsidiaries, NRFC Sub IV, that were 100% leased, or the Lease, to WaMu. The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of approximately $45 million, or the Judgment. NNN intends to vigorously pursue an appeal of the decision.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

11. Commitments and Contingencies (Continued)

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

        In connection with filing for an appeal, pursuant to California law NNN is required to post a bond in an amount equal to one and a half times the amount of the Judgment, or the Bond. Accordingly, the Company has entered into a standard General Agreement of Indemnity with an issuer of surety bonds, or the Surety Agreement, which could require the Company to post collateral equal to the amount of the Bond. As part of the Surety Agreement, in connection with the issuance of the Bond, the Company expects to post cash collateral equal to thirty-eight percent of the amount of the Bond, or approximately $26 million.

12. Rental Income Under Operating Leases

        Rental income from real estate is derived from the leasing and sub-leasing of space to commercial tenants. The leases are for fixed terms of varying length and provide for annual rentals and expense reimbursements to be paid in monthly installments.

        The following is a schedule of future minimum rental income under non-cancelable leases at December 31, 2010:

Years Ending December 31:
2011	$78,081
2012	76,162
2013	75,505
2014	71,961
2015	68,640
Thereafter	145,016

$515,365

        Included in rental income is percentage rent of $694, $650 and $585 for the years ended December 31, 2010, 2009 and 2008, respectively.

13. Related Party Transactions

Advisory Fees

        The Company has agreements with each of its N-Star CDO financings and its CSE RE 2006-A CDO financing to perform certain advisory services. The Company earned total fees on these agreements of approximately $3.1 million, $7.1 million and $12.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of January 1, 2010, the advisory fee income related

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

13. Related Party Transactions (Continued)

to N-Star I, N-Star II, N-Star III and N-Star V is eliminated as a result of the consolidation of the respective CDO financings.

        The Company has an agreement with NSREIT, a commercial finance REIT, to perform certain advisory services. As of December 31, 2010, the Company has earned an immaterial amount of fees on this agreement.

        The Company has an agreement with the Securities Fund to receive base management fees ranging from 1.0% to 2.0% per year on third-party capital. For the years ended December 31, 2010, 2009 and 2008, the Company earned $0.1 million, $0.2 million and $0.5 million in management fees.

Asset Management Fees

        The Company entered into a management agreement in April 2006 with Wakefield Capital Management Inc. to perform certain management services. The Company incurred $0.5 million, $3.4 million and $3.4 million in management fees for the years ended December 31, 2010, 2009 and 2008, respectively, which are recorded in asset management fees-related parties in the condensed consolidated statement of operations. In April 2010, in connection with the Company's acquisition of the 51% membership interest in Midwest Holdings, the Company amended the management agreement with Wakefield Capital Management, Inc. The amended management fee will be equal to one dollar per year.

        The Company entered into a management agreement in March 2007 with the management company of our corporate lending venture to perform certain management services. On May 7, 2008, the Company terminated its management agreement with the management company of our corporate lending venture. The Company incurred zero in management fees for the years ended December 31, 2010 and 2009, and $1.3 million in management fees for the years ended December 31, 2008, respectively, which are recorded in asset management fees-related parties in the consolidated statement of operations.

Legacy Fund

        The Company has two real estate debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower, totaling $33.4 million in principal amount. In January 2010, the Company extended the $19.2 million loan through January 2012, with three additional one-year extension options. In June 2010 the Company modified the $14.1 million loan. The interest rate was increased to LIBOR plus 450 and extended the maturity date to April, 2013, with two one-year extension options. One of the Company's directors, Preston Butcher, is the chairman of the Board of Directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. The loans are included in real estate debt investments in the consolidated balance sheets.

Hard Rock Hotel Loan

        In March 2007, the Company acquired a $100.0 million junior participation (subsequently converted into a second loss mezzanine loan in November 2007) in the financing provided by Credit Suisse, or CS, in connection with the acquisition of the Hard Rock Hotel and Casino, or Hard Rock, in

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

13. Related Party Transactions (Continued)

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

        As of December 31, 2010 and 2009, cash equivalents, accounts receivable and accounts payable, reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities are carried on the balance sheet at their estimated fair value.

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated assuming fully extended maturities regardless of if structural or economic tests required to achieve such extended maturities. At December 31, 2010, the fair market value was $1.6 billion with a gross principal amount of $2.7 billion. Of the $2.7 billion gross principal amount, approximately $997.1 million of gross principal amount in CSE RE 2006-A was recorded at a fair market value of approximately $321.4 million at December 31, 2010. At December 31, 2009, the fair market value was $1.7 billion with a gross principal amount of $2.0 billion.

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available to estimate their fair value. At December 31, 2010, the fair market value of the 7.25% exchangeable senior notes was $64.4 million, with a carrying amount of $67.4 million and the fair market value of the 11.50% exchangeable senior notes was $56.8 million with a carrying amount of $59.4 million. At December 31, 2009, the fair market value of the 7.25% exchangeable senior notes was $34.8 million with a carrying amount of $67.0 million and the fair market value of the 11.50% exchangeable senior notes was $28.1 million with a carrying amount of $59.0 million.

        For fixed rate mortgage loans payable, the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. At December 31, 2010, the fair market value was 818.9 million with a carrying amount of $803.1 million. At December 31, 2009, the fair market value was $800.1 million with a carrying amount of $795.9 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

14. Fair Value of Financial Instruments (Continued)

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

15. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock- based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of December 31, 2010, the Company has issued an aggregate of 8,280,417 LTIP Units, net of forfeitures of 63,291 LTIP Units. An aggregate of 4,107,971 LTIP Units were converted to commons stock and 581,669 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,280,417 LTIP Units, so long as the recipient continues to be an eligible recipient, 4,974,034 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29, or October 29 for the three-year vesting period, 2,154,029 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 cliff vested on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 280,495 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $13.3 million, $19.7 million and $21.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there were approximately 899,004 unvested LTIP Units and no LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP grants is $5.7 million, provided there are no forfeitures.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

15. Equity Based Compensation (Continued)

        The status of all of the LTIP grants as of December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	7,323	$9.85	8,067	$9.86
Granted	—	—	—	—
Converted to common stock	(3,031)	12.59	(744)	9.83
Forfeited	(3)	8.55	—	—

Ending balance(2)	4,289	$7.92	7,323	$9.85

(1)
Reflects balance at January 1, 2010 and January 1, 2009 for the periods ended December 31, 2010 and December 31, 2009, respectively.

(2)
Reflects balance at December 31, 2010 and December 31, 2009, respectively.

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

        The incentive pool is expected to be divided into the following three separate incentive compensation components: (1) an annual cash bonus, tied to annual performance of the Company and paid after year end at or around completion of the year end audit; (2) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date; and (3) a long-term incentive, paid at the end of a three-year period based on the Company's achievement of cumulative performance goals for the three-year period, subject to the participant's continued employment through the payment date. The Committee expects to evaluate the Plan on an annual basis and consider alternatives to the foregoing as the Committee deems appropriate and in the best interests of shareholders. Performance goals for each component will be set by the Committee initially upon the adoption of the Plan and at the beginning of each subsequent calendar year for each new cycle. The goals will generally be divided into ranges of performance, each of which will correspond to a pay-out level equal to a percentage of a participant's pool allocation for such component.

        The annual bonus component for 2010 was calculated based on AFFO and liquidity targets (weighted 50% and 25%, respectively) with the remaining 25% of the 2010 annual bonus determined in

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

15. Equity Based Compensation (Continued)

the Committee's discretion. Additionally, the Committee had also allocated $2.0 million under the Plan for 2010 discretionary cash bonuses, of which $1.5 million will be paid. The deferred bonus component was calculated based on the same performance measures as the annual bonus, but paid as described above. For the long-term incentive component for 2010, each participant was granted a number of restricted stock units determined by dividing the value of the participant's pool allocation for this component by the 20-day average closing price of the Company's common stock as of December 31, 2010 (such amount, the "Initial Long-Term Allocation"). Upon the conclusion of the three-year performance period, the participant will receive a payout equal to the value of one share of common stock at the time of such payout, with respect to a share of common stock during the three-year performance period, for each unit actually earned based on the Company's achievement of cumulative AFFO and/or a stock price goal during the performance period (the "Long-Term Payout"). The Long-Term Payout will be made in the form of shares of common stock to the extent available under the Company's equity compensation plans or, if all or a portion of such shares are not available, in cash; provided, that the amount of cash paid to any participant with respect to the 2010 long-term incentive component shall not exceed such participant's Initial Long-Term Allocation.

        The Company recorded $2.1 million in equity-based compensation expense related to the long term incentive component of the Plan for the year ended December 31, 2010.

2006 Outperformance Plan

        In January 2006, the Compensation Committee of the Board of Directors approved the NorthStar Realty Finance Corp. 2006 Outperformance Plan (the "2006 Outperformance Plan"), a long-term compensation program to further align the interests of the Company's stockholders and management. The Company did not meet the performance hurdles under the 2006 Outperformance Plan as of the conclusion of the 2006 Outperformance Plan on December 31, 2008. The Company recorded compensation expense for the 2006 Outperformance Plan of $0.2 million, $1.1 million and $1.1 million for the year ended December 31, 2010, 2009 and 2008, respectively.

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

        During the year ended December 31, 2010, the Company issued a total of 92,362 common shares pursuant to the Plan for a gross sales price of approximately $0.4 million. During the year ended

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

16. Stockholders' Equity (Continued)

December 31, 2009, the Company issued a total of 80,395 common shares pursuant to the Plan for a gross sales price of approximately $0.3 million.

Equity Distribution Agreements

        In May 2009, the Company entered into an equity distribution agreement with JMP Securities LLC ("JMP"). In accordance with the terms of the agreement, the Company may offer and sell up to 10,000,000 shares of its common stock from time to time through JMP. JMP will receive a commission from the Company of up to 2.5% of the gross sales price of all shares sold through it under the equity distribution agreement. For the year ended December 31, 2010, the Company did not sell any common shares pursuant to its equity distribution agreement with JMP. For the year ended December 31, 2009, the Company issued 7,326,942 common shares and received approximately $25.7 million of net cash proceeds pursuant to its equity distribution agreement with JMP.

Common Stock

        In May 2010, the Company issued 98,860 shares of common stock with a fair value at the date of grant of $0.3 million to its Board of Directors as part of their annual grants.

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

        For the year ended December 31, 2009, the Company issued a total of 235,183 shares of common stock related to employee compensation arrangements and employee separation agreements.

Stock Repurchase Program

        On October 8, 2008, the Company's Board of Directors authorized a stock repurchase program of up to 10,000,000 shares of our outstanding common stock, or approximately 16% of its outstanding common stock. Stock repurchases under this program will be made from time to time through the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. For the year ended December 31, 2008, the Company repurchased a total of approximately 475,051 common shares for approximately $1.4 million. For the years ended December 31, 2010 and 2009, the Company did not repurchase any common shares pursuant to its stock repurchase program.

Dividends

        On January 22, 2008, the Company declared a cash dividend of $0.36 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

16. Stockholders' Equity (Continued)

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

16. Stockholders' Equity (Continued)

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

Earnings Per Share

        Earnings per share for the years ended December 31, 2010, 2009 and 2008 is computed as follows (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Numerator (Income)
Basic Earnings
Net (loss)/income attributable to NorthStar Realty Finance Corp. common stockholders	$(395,466)	$(151,205)	$609,232
Effect of dilutive securities:
Income/(loss) allocated to non-controlling interest	(25,864)	(15,848)	67,558

Dilutive net income/(loss) available to stockholders	$(421,330)	$(167,053)	$676,790

Basic Earnings:
Shares available to common stockholders	76,553	69,870	63,136
Effect of dilutive securities:
OP/LTIP units	6,290	7,323	7,001

Dilutive Shares	82,843	77,193	70,137

Net income/(loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(5.09)	$(2.16)	$9.65

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

17. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2010 and December 31, 2009, non-controlling interest related to the aggregate limited partnership units of 4,292,199 and 7,323,310, represented a 5.21% and 8.91% interest in the Operating Partnership, respectively. Income/(loss) allocated to the operating partnership non-controlling interest for the years ended December 31, 2010 and 2009 was a loss of $25.9 million and a loss of $15.8 million, respectively.

Contingently Redeemable Non-controlling Interest

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

        In July, 2010, the Company was notified by Inland American that Inland American desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the 34 property senior housing portfolio by October 9, 2011, then Inland American may undertake a sale process for the portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011, in which case all future net cash flow to the common members of NRF Healthcare, LLC will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

17. Non-controlling Interest (Continued)

redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. The Company is currently exploring alternatives for partial and/or full redemption of the preferred membership interest.

        For the years ending December 31, 2010 and 2009, the Company reclassified Inland American's non-controlling interest from equity to temporary equity on the consolidated balance sheets in accordance with its interpretation of Accounting Series Release No. 268, Presentation in Financial Statements of "Redeemable Preferred Stocks", Section No. 211, "Redeemable Preferred Stocks"

        Income allocated to the non-controlling interests for the years ended December 31, 2010 and 2009 was income of $10.8 million and $9.6 million, respectively.

Joint Ventures

        A third party holds 16.7% of the equity notes of N-Star CDO I. The equity notes held by the third party are reflected as non-controlling interest in the Company's condensed consolidated financial statements.

        In March 2007, the Company formed a joint venture with Monroe. On May 7, 2008, the Company completed a recapitalization of Monroe Capital, its middle- market corporate lending venture. Upon completion of the recapitalization transaction, the Company deconsolidated the venture. Monroe Capital's equity is no longer a component of non-controlling interest. Loss allocated to non-controlling interest prior to the recapitalization of Monroe Capital for the year ended December 31, 2008 was $0.3 million.

18. Risk Management and Derivative Activities

Derivatives

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

        The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2009, such derivatives were used to hedge the variable cash flows associated with certain variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2009, the Company recorded immaterial amounts of hedge ineffectiveness in earnings.

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

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet strict hedge accounting requirements. For the years ended December 31, 2010, 2009 and 2008 the Company recorded, in earnings, a mark-to-market unrealized loss of $134.0 million, an unrealized gain of $4.6 million and an unrealized loss of $15.9 million, respectively, for the non-qualifying interest rate swaps. For the years ended December 31, 2010, 2009 and 2008, the Company recorded a $6.6 million, a $5.6 million and a $5.5 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of December 31, 2010 and 2009:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of December 31, 2010	64	$2,812,409	$(220,630)	0.37% - 7.00%	February 2011 - October 2019
As of December 31, 2009(1)	22	$897,335	$(59,353)	0.34% - 5.63%	May 2010 - June 2018

(1)
December 31, 2009 does not include the interest rate swaps of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

18. Risk Management and Derivative Activities (Continued)

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of December 31, 2010 and 2009:

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of December 31, 2010		As of December 31, 2009(1)		As of December 31, 2010		As of December 31, 2009(1)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$—	Derivative liability, at fair value	$(7,691)

Total derivatives designated as hedging instruments		$—		$—		$—		$(7,691)

Derivatives not designated as hedging instruments
Interest rate products	Derivative instrument, at fair value	$59	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$(220,689)	Derivative liability, at fair value	$(59,353)

Total derivatives not designated as hedging instruments		$59		$—		$(220,689)		$(59,353)

(1)
December 31, 2009 does not include the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

18. Risk Management and Derivative Activities (Continued)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the years ended December 31, 2010, 2009 and 2008:

Derivatives in Cash Flow Hedging Relationships

	Location of Gain/(loss) recognized in income	Year Ended December 31, 2010	Year Ended December 31, 2009(1)	Year Ended December 31, 2008(1)
Interest rate products
Amount of gain or (loss) in OCI on derivative (effective portion)	n/a	$(3,448)	$2,115	$(14,758)
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest Expense	$30	$28	$28

(1)
The years ended December 31, 2009 and 2008 do not include gains or losses and amounts reclassified from accumulated OCI into income on the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

Derivatives Not Designated as Hedging Instruments

	Location of Gain/(loss) recognized in income	Year Ended December 31, 2010	Year Ended December 31, 2009(1)	Year Ended December 31, 2008(1)
Interest rate products
Amount of gain or (loss) recognized in income	Unrealized gain (loss) on investment and other	$(134,070)	$(16,463)	$(30,851)
Amount of gain or (loss) reclassified from accumulated OCI into income	Unrealized gain (loss) on investment and other	$(6,635)	$(5,618)	$(5,460)

(1)
The years ended December 31, 2009 and 2008 do not include gains or losses and amounts reclassified from accumulated OCI into income on the derivative instruments of N-Star I, II, III and V, as these CDO financings were unconsolidated financings prior to January 1, 2010.

        At December 31, 2010, the Company's counterparties hold approximately $26.7 million of cash margin as collateral against its swap contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

18. Risk Management and Derivative Activities (Continued)

geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, approximately 34% of the Company's rental and escalation revenue for the year ended December 31, 2010, is generated from one tenant and one operator in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

19. Quarterly Financial Information (Unaudited)

        The tables below reflect the Company's selected quarterly information for the Company for the years ended December 31, 2010, 2009 and 2008:

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(unaudited)
Total revenue	$149,351	$126,780	$95,929	$81,613
(Loss) from continuing operations	(267,070)	$(146,683)	43,664	(20,033)
(Loss) from discontinued operations	(111)	(116)	(1,619)	(120)
Consolidated net (loss)/income	(267,181)	(146,849)	44,573	(20,103)
Net income attributable to NorthStar Realty Finance Corp. common stockholders	(258,410)	(144,118)	31,985	(24,923)
Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—basic/diluted	$(3.33)	$(1.87)	$0.42	$(0.33)
Weighted-average shares outstanding
basic	77,564,571	77,139,868	76,407,339	75,068,654
diluted	82,383,931	82,364,109	82,279,682	82,217,223

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

19. Quarterly Financial Information (Unaudited) (Continued)

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(unaudited)
Total revenue	$67,235	$62,228	$66,399	$70,217
Income (loss) from continuing operations	(189,989)	$(67,629)	2,404	102,667
Income (loss) from discontinued operations	(190)	657	659	669
Consolidated net income (loss)	(176,000)	(65,773)	2,469	102,731
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(165,122)	(66,466)	(4,253)	84,635
Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—basic/diluted	$(2.01)	$(0.86)	$(0.06)	$1.17
Weighted-average shares outstanding
basic	74,311,394	69,896,439	67,353,541	64,348,264
diluted	82,134,760	77,356,187	75,049,690	72,255,413

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(unaudited)
Total revenue	$83,980	$91,383	$90,939	$97,674
Income (loss) from continuing operations	251,202	250,951	(23,836)	221,602
Income (loss) from discontinued operations	661	630	569	550
Consolidated net income (loss)	251,863	251,581	(23,267)	222,152
Net income attributable to NorthStar Realty Finance Corp. common stockholders	218,992	218,310	(25,059)	193,805
Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—basic/diluted	$3.11	$3.11	$(0.36)	$2.78
Weighted-average shares outstanding
basic	63,160,947	62,825,383	62,708,688	62,243,736
diluted	70,422,832	70,229,958	70,192,538	69,589,079

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

20. Segment Reporting (Continued)

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

20. Segment Reporting (Continued)

        The following table summarizes segment reporting for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Corporate Loans	Healthcare	Broker- Dealer	Unallocated(1)	Consolidated Total
December 31,2010:
Interest income	$143,659	$20	$176,183	$—	$247	$—	$(209)	$319,900
Rental and escalation income	155	36,570	—	—	88,104	—	(1)	124,828
Commission income	—	—	—	—	—	2,476	—	2,476
Other revenue	2,334	11	3,464	—	189	46	425	6,469

	146,148	36,601	179,647	—	88,540	2,522	215	453,673
Interest expense	(28,985)	(21,554)	(24,400)	—	(34,039)	—	(22,354)	(131,332)
Operating expenses	(36)	(4,730)	—	—	(32,907)	—	(18)	(37,691)
Commission expense	—	—	—	—	—	(1,867)	—	(1,867)
Realized gain (loss)	79,357	2,493	74,847	7,508	(494)	—	(98)	163,613
Unrealized gain (loss)	(269,468)	—	(230,874)	—	(40)	—	(38,189)	(538,571)
Equity earning in unconsolidated venture	(5,390)	526	(3,911)	8,509	1,987	—	532	2,253
Impairment on operating real estate / loan loss reserves	(167,963)	(5,249)	(233)	—	—	—	(249)	(173,694)
Depreciation & amortization	(548)	(15,687)	—	—	(16,666)	(26)	(1,170)	(34,097)
G&A and other	(13,147)	(1,904)	(4,199)	(4,346)	(6,698)	(5,975)	(53,611)	(89,880)

	(406,180)	(46,105)	(188,770)	11,671	(88,857)	(7,868)	(115,157)	(841,266)
Income from discontinued operations	(2,063)	96	—	—	—	—	—	(1,967)

Consolidated net (loss)/income	(262,095)	(9,408)	(9,123)	11,671	(317)	(5,346)	(114,942)	(389,560)

Net income (loss) attributable to the non-controlling interest	17,401	624	606	(775)	(10,824)	355	7,631	15,018
Preferred stock dividends	(14,078)	(506)	(490)	627	(17)	(287)	(6,174)	(20,925)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(258,772)	$(9,289)	$(9,007)	$11,523	$(11,158)	$(5,278)	$(113,485)	$(395,466)

Total Assets as of December 31, 2010	$2,216,425	$418,386	$1,741,395	$89	$634,932	$1,591	$139,173	$5,151,991

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

20. Segment Reporting (Continued)

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Corporate Loans	Healthcare	Broker- Dealer	Unallocated(1)	Consolidated Total
December 31,2009:
Interest income	$100,697	$20	$59,687	$—	$276	$—	$(775)	$159,905
Rental and escalation income	140	41,612	—	—	56,390	—	1	98,143
Commission income	—	—	—	—	—	—	—	—
Other revenue	550	3	7,470	—	—	—	8	8,031

	101,387	41,635	67,157	—	56,666	—	(766)	266,079
Interest expense	(42,331)	(21,829)	(23,462)	—	(12,539)	—	(21,128)	(121,289)
Operating expenses	—	(7,325)	—	—	(7,315)	—	(13)	(14,653)
Commission expense	—	—	—	—	—	—	—	—
Realized gain (loss)	(3,156)	—	73,568	—	12,328	—	59,520	142,260
Unrealized gain (loss)	(84,617)	—	25,684	(31,451)	(21,089)	—	(98,503)	(209,976)
Equity earning in unconsolidated venture	(3,696)	419	(6,547)	—	7,483	—	532	(1,809)
Impairment on operating real estate / loan loss reserves	(84,415)	—	—	—	—	—	670	(83,745)
Depreciation & amortization	(16)	(16,858)	—	—	(24,263)	(1)	(588)	(41,726)
G&A and other	(10,445)	(1,462)	(2,807)	29,817	(6,360)	(1,268)	(81,366)	(73,891)

	(228,676)	(47,055)	66,436	(1,634)	(51,755)	(1,269)	(140,876)	(404,829)
Income from discontinued operations	—	467	—	—	1,709	—	—	2,176

Consolidated net (loss)/income	(127,289)	(4,953)	133,593	(1,634)	6,620	(1,269)	(141,642)	(136,573)

Net income (loss) attributable to the non-controlling interest	14,771	575	(15,504)	190	(10,323)	147	16,437	6,293
Preferred stock dividends	(19,503)	(759)	20,469	(250)	1,014	(194)	(21,702)	(20,925)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(132,021)	$(5,137)	$138,558	$(1,694)	$(2,689)	$(1,316)	$(146,907)	$(151,205)

Total Assets as of December 31, 2009	$2,139,259	$444,558	$329,915	$12,565	$633,635	$956	$108,676	$3,669,564

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

20. Segment Reporting (Continued)

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Corporate Loans	Healthcare	Broker- Dealer	Unallocated(1)	Consolidated Total
December 31,2008:
Interest income	$161,325	$15	$53,279	$11,917	$374	$—	$528	$227,438
Rental and escalation income	(3)	50,819	—	—	56,709	—	21	107,546
Commission income	—	—	—	—	—	—	—	—
Other revenue	7,233	9,013	12,550	96	3	—	97	28,992

	168,555	59,847	65,829	12,013	57,086	—	646	363,976
Interest expense	(89,502)	(28,358)	(33,508)	(5,997)	(21,276)	—	(11,897)	(190,538)
Operating expenses	—	(7,834)	—	—	(325)	—	(1)	(8,160)
Commission expense	—	—	—	—	—	—	—	—
Realized gain (loss)	24,533	—	4,422	—	1,382	—	7,362	37,699
Unrealized gain (loss)	619,760	—	(14,422)	(29,993)	(118,225)	—	191,993	649,113
Equity earning in unconsolidated venture	(3,348)	502	(12,448)	3,098	—	—	278	(11,918)
Impairment on operating real estate / loan loss reserves	(7,200)	(5,580)	—	—	—	—	(4,000)	(16,780)
Depreciation & amortization	(20)	(22,488)	—	—	(17,302)	—	(1,233)	(41,043)
G&A and other	(9,678)	(2,111)	(2,235)	25,948	96,527	—	(190,881)	(82,430)

	534,545	(65,869)	(58,191)	(6,944)	(59,219)	—	(8,379)	335,943
Income from discontinued operations	—	241	—	—	2,169	—	—	2,410

Consolidated net (loss)/income	703,100	(5,781)	7,638	5,069	36	—	(7,733)	702,329

Net income (loss) attributable to the non-controlling interest	(67,632)	556	(735)	(488)	(4,617)	—	744	(72,172)
Preferred stock dividends	(20,948)	172	(227)	(151)	(1)	—	230	(20,925)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$614,520	$(5,053)	$6,676	$4,430	$(4,582)	$—	$(6,759)	$609,232

Total Assets as of December 31, 2008	$2,266,115	$515,577	$259,326	$49,544	$732,513	$—	$120,649	$3,943,724

(1)
Corporate Investments and Other includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the years ended December 31, 2010, 2009 and 2008 is presented below:

	2010	2009	2008
Assets of CSE RE 2006-A CDO	(480,312)	—	—
Liabilities of CSE RE 2006-A CDO	464,656	—	—
Assets of N-Star CDO financings	(1,143,649)	—	—
Liabilities of N-Star CDO financings	798,706	—	—
Non-controlling interest in N-Star CDO financing	3,511	—	—
Distribution of operating real estate to non-controlling interest	9,525	—	—
Assumption of mortgage notes and loans payable to non-controlling interest	(4,734)	—	—
Deconsolidation of non-controlling interest in NorthStar Income Opportunity REIT I, Inc.	(1,815)	—	—
40% participation interest in the principal proceeds of the German Loan granted to the lender in connection with the repayment and extinguishment of the WA Secured Term Loan	35,287	—	—
Elimination of available for sale securities	1,342	—	—
Elimination of bonds payable	32,286	—	—
Deed in lieu of foreclosure of operating real estate	(76,389)	—	—
Contribution of book value of assets to unconsolidated joint venture	—		112,097
Write-off of operating real estate, tenant improvement, deferred financing cost and below market lease due to foreclosure	—	51,732	—
Reduction of mortgage notes payable due to foreclosure	—	(52,067)	—
Write-off of deferred cost and straight-line rents in connection with disposition of operating real estate	—	3,009	—
Reduction of restricted cash due to foreclosure	—	68	—
Real estate debt investment pay-down due from servicer	—	(50)	—
Write-off of deferred financing cost in connection with fair value election accounting	—	—	29,918
Initial mark-to-market adjustment in connection with fair value election accounting	—	—	(317,111)
Allocation of purchase price of operating real estate to deferred cost	—		(272)
Non-controlling interest buy-out	—	—	(1,566)
Reclassification of prior-year construction in progress	—	—	(4,409)
Write-off of deferred lease cost, tenant improvements and below market lease adjustments due to lease termination	—	—	(3,456)
Application of tenant security deposits to receivable	—	—	1,990
Allocation of proceeds from exchangeable senior notes to equity	—	—	(3,100)
Allocation of payment of deferred financing fees to cost of capital	—	—	191
Equity component of warrant issue	—	117	—
Stock Dividend	—	10,646	—

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in Thousands, Except per Share Data)

22. Income Taxes

        The Company and its subsidiary, NRFC Sub-REIT Corp, have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to shareholders and as long as certain asset, income and share ownership tests are met. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its shareholders. The Company believes that all of the criteria to maintain the Company's and NRFC Sub-REIT Corp's REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

        The Company maintains various taxable REIT subsidiaries, ("TRSs"), which may be subject to U.S. federal, state and local income taxes and foreign taxes. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in domestic TRSs. Deferred income tax assets and liabilities are computed based on temporary differences between the Company's GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available, and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in income tax expense on the consolidated statements of operations.

        From time to time, the Company's TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to our various lines of business. Certain entities may be consolidated in the Company's financial statements. In consolidation, these fees are eliminated when the entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

        Certain TRS entities are domiciled in the non-US jurisdictions and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally will be included in the Company's taxable income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state, or local income taxes would be payable by the Company.

        The TRS entities may be subject to tax laws that are complex and potentially subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews the tax balances of its TRS entities quarterly and as new information becomes available, the balances are adjusted as appropriate.

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

        The pro forma financial information set forth below is based upon the Company's historical condensed consolidated statements of operations for the years ended December 31, 2010 and 2009, adjusted to give effect of this transaction as of January 1, 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Pro Forma revenues	$494,743	$285,410

Pro Forma net income	$(393,335)	$(150,428)

Pro Forma net income per common share—basis/diluted	$(5.14)	$(2.15)

        The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred January 1, 2009, nor does it purport to represent the results of future operations.

23. Subsequent Events (Unaudited)

        On January 19, 2011, the Company declared a cash dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 14, 2011 to the stockholders of record as of the close of business on February 4, 2011.

        On January 19, 2011, the Company declared a dividend of $0.10 per share of common stock. The dividends were paid on February 14, 2011 to the stockholders of record as of February 14, 2011.

        On January 7, 2011, as part of the Surety Agreement, in connection with the issuance of the Bond, the Company posted cash collateral equal to thirty-eight percent of the amount of the Bond, or approximately $26.1 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Charges	Deductions	Balance at End of Period
Description
For the Year Ended December 31, 2008
Reserve for loan losses	$—	$14,900	$—	$(3,700)	$11,200
Allowance for doubtful accounts	320	473	—	(347)	447

	$320	$15,373	$—	$(4,047)	$11,647
For the Year Ended December 31, 2009
Reserve for loan losses	$11,200	$84,416	$—	$(18,216)	$77,400
Allowance for doubtful accounts	447	1,554	—	(1,473)	528

	$11,647	$85,970	$—	$(19,689)	$77,928
For the Year Ended December 31, 2010
Reserve for loan losses	$77,400	$168,446	$—	$(48,646)	$197,200
Allowance for doubtful accounts	528	1,130	—	(64)	1,594

	$77,928	$169,576	$—	$(48,710)	$198,794

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2010

(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
36 West 34 Street, NY, NY	—	—	4,333	—	375	—	4,708	4,708	1,342	3,366	Mar-99	Various
701 Seventh Avenue, NY, NY	—	—	3,245	—	—	—	3,245	3,245	2,769	476	Mar-99	Various
Salt Lake Cit, UT	15,059	672	19,739	—	322	672	20,061	20,733	3,884	16,849	Aug-05	40 years
Auburn Hills, MI	11,216	2,980	8,607	—	—	2,980	8,607	11,587	2,081	9,506	Sep-05	40 years
Rancho Cordova, CA	10,670	3,060	9,360	—	—	3,060	9,360	12,420	1,778	10,642	Sep-05	40 years
Camp Hill, PA	24,332	5,900	19,510	—	—	5,900	19,510	25,410	4,281	21,129	Sep-05	40 years
Springdale, OH	19,208	3,030	20,469	—	130	3,030	20,599	23,629	3,166	20,463	Dec-05	40 years
Springdale, OH	16,586	2,470	17,821	—	(1,681)	2,470	16,140	18,610	3,025	15,585	Dec-05	40 years
Springdale, OH	15,686	1,500	17,690	—	(1,588)	1,500	16,102	17,602	3,236	14,366	Dec-05	40 years
Rockaway, NJ	16,884	6,118	15,664	—	295	6,118	15,959	22,077	2,311	19,766	Mar-06	40 years
Indianapolis, IN	27,790	1,670	32,306	—	—	1,670	32,306	33,976	4,445	29,531	Mar-06	40 years
Blountstown, FL	3,871	378	5,069	—	—	378	5,069	5,447	565	4,882	Jul-06	40 years
East Arlington, TX	3,349	3,619	901	—	5	3,619	906	4,525	79	4,446	May-07	40 years
Wichita, KS	7,848	2,282	10,478	—	10	2,282	10,488	12,770	794	11,976	Dec-07	40 years
Clemmons, NC	2,156	337	4,541	—	33	337	4,574	4,911	360	4,551	Apr-07	40 years
Grove City	3,040	613	6,882	—	206	613	7,088	7,701	647	7,054	Jun-07	40 years
Franklin, WI	6,272	872	3,903	—	—	872	3,903	4,775	386	4,389	Jan-07	40 years
Denmark, WI	1,201	241	1,668	—	—	241	1,668	1,909	165	1,744	Jan-07	40 years
Green Bay, WI	3,127	638	3,508	—	—	638	3,508	4,146	347	3,799	Jan-07	40 years
Kenosha, WI	4,070	697	4,679	—	—	697	4,679	5,376	463	4,913	Jan-07	40 years
Madison, WI	4,212	764	4,485	—	—	764	4,485	5,249	443	4,806	Jan-07	40 years
Manitowoc, WI	4,943	811	5,008	—	—	811	5,008	5,819	495	5,324	Jan-07	40 years

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2010

(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
McFarland, WI	3,777	703	4,793	—	—	703	4,793	5,496	474	5,022	Jan-07	40 years
Racine, WI	9,903	1,609	10,359	—	—	1,609	10,359	11,968	1,025	10,943	Jan-07	40 years
Menomonmee, WI	5,986	1,011	4,837	—	—	1,011	4,837	5,848	479	5,369	Jan-07	40 years
Sheboygan, WI	9,164	1,542	10,141	—	—	1,542	10,141	11,683	1,004	10,679	Jan-07	40 years
Stevens Point, WI	8,363	1,837	12,458	—	—	1,837	12,458	14,295	1,233	13,062	Jan-07	40 years
Stoughton, WI	1,662	349	2,205	—	—	349	2,205	2,554	218	2,336	Jan-07	40 years
Wausau, WI	7,443	498	9,214	—	—	498	9,214	9,712	912	8,800	Jan-07	40 years
Two Rivers, WI	2,668	1,421	3,281	—	—	1,421	3,281	4,702	325	4,377	Jan-07	40 years
Wisconsin Rapids, WI	1,112	416	2,868	—	—	416	2,868	3,284	284	3,000	Jan-07	40 years
Lancaster, OH	6,279	294	6,094	—	329	294	6,423	6,717	605	6,112	Jun-07	40 years
Marysville, OH	5,392	2,218	5,015	—	334	2,218	5,349	7,567	497	7,070	Jun-07	40 years
Indianapolis, IN	2,203	210	2,511	—	—	210	2,511	2,721	222	2,499	Jun-07	40 years
Castletown, IN	6,669	677	8,077	—	—	677	8,077	8,754	715	8,039	Jun-07	40 years
Chesterfield, IN	3,989	815	4,204	—	—	815	4,204	5,019	372	4,647	Jun-07	40 years
Columbia City, IN	7,909	1,034	6,390	—	—	1,034	6,390	7,424	566	6,858	Jun-07	40 years
Dunkirk, IN	2,087	310	2,299	—	—	310	2,299	2,609	203	2,406	Jun-07	40 years
Fort Wayne, IN	4,792	1,478	4,409	—	—	1,478	4,409	5,887	390	5,497	Jun-07	40 years
Hartford City, IN	2,052	199	1,782	—	—	199	1,782	1,981	158	1,823	Jun-07	40 years
Hobart, IN	5,832	1,835	5,019	—	—	1,835	5,019	6,854	444	6,410	Jun-07	40 years
Huntington, IN	4,452	526	5,037	—	—	526	5,037	5,563	446	5,117	Jun-07	40 years
LaGrange, IN	509	47	584	—	—	47	584	631	52	579	Jun-07	40 years
LaGrange, IN	5,007	446	5,494	—	—	446	5,494	5,940	486	5,454	Jun-07	40 years

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2010

(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Middletown, IN	3,351	132	4,750	—	—	132	4,750	4,882	420	4,462	Jun-07	40 years
Mooresville, IN	1,497	631	4,187	—	—	631	4,187	4,818	371	4,447	Jun-07	40 years
Peru, IN	6,320	502	7,135	—	—	502	7,135	7,637	632	7,005	Jun-07	40 years
Plymouth, IN	5,166	128	5,538	—	—	128	5,538	5,666	490	5,176	Jun-07	40 years
Portage, IN	6,921	1,438	7,988	—	—	1,438	7,988	9,426	707	8,719	Jun-07	40 years
Rockport, IN	1,687	253	2,092	—	—	253	2,092	2,345	185	2,160	Jun-07	40 years
Rushville, IN	542	62	1,177	—	—	62	1,177	1,239	104	1,135	Jun-07	40 years
Rushville, IN	4,021	310	5,858	—	—	310	5,858	6,168	519	5,649	Jun-07	40 years
Sullivan, IN	872	102	441	—	—	102	441	543	39	504	Jun-07	40 years
Sullivan, IN	4,826	1,794	4,469	—	—	1,794	4,469	6,263	395	5,868	Jun-07	40 years
Syracuse, IN	3,439	125	4,564	—	—	125	4,564	4,689	404	4,285	Jun-07	40 years
Tipton, IN	7,942	1,102	10,836	—	(27)	1,102	10,809	11,911	778	11,133	Jun-07	40 years
Wasbash, IN	3,633	1,451	4,154	—	—	1,451	4,154	5,605	77	5,528	Jun-07	40 years
Wabash, IN	1,281	1,060	870	—	—	1,060	870	1,930	368	1,562	Jun-07	40 years
Wakarusa, IN	6,355	153	7,111	—	—	153	7,111	7,264	629	6,635	Jun-07	40 years
Wakarusa, IN	9,871	289	13,420	—	—	289	13,420	13,709	1,188	12,521	Jun-07	40 years
Warsaw, IN	3,581	319	3,722	—	—	319	3,722	4,041	329	3,712	Jun-07	40 years
Sullivan II	—	494	—	—	—	494	—	494	—	494	Jun-07	40 years
Huntington II	—	120	—	—	—	120	—	120	—	120	Jun-07	40 years
Middletown II	—	52	—	—	—	52	—	52	—	52	Jun-07	40 years
Rockport II	—	366	—	—	—	366	—	366	—	366	Jun-07	40 years
Warsaw II	—	77	—	—	—	77	—	77	—	77	Jun-07	40 years

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2010

(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Daly City, CA	4,797	3,297	1,872	—	—	3,297	1,872	5,169	146	5,023	Aug-07	40 years
Daly City, CA	11,244	—	—	—	12,321	—	12,321	12,321	2,873	9,448	Aug-07	40 years
Washington Crt Hse, OH	5,223	341	5,169	13	232	354	5,401	5,755	498	5,257	Jun-07	40 years
Harrisburg, IL	3,674	191	5,059	—	5	191	5,064	5,255	501	4,754	Jun-07	40 years
Clinton, OK	1,334	225	3,513	—	438	225	3,951	4,176	456	3,720	Jan-07	40 years
Olney, IL	4,227	109	5,419	—	56	109	5,475	5,584	545	5,039	Jan-07	40 years
Vandalia, IL	7,328	82	7,969	—	4	82	7,973	8,055	789	7,266	Jan-07	40 years
Paris, IL	6,819	187	6,797	—	21	187	6,818	7,005	675	6,330	Jan-07	40 years
Rantoul, IL	5,621	151	5,377	—	10	151	5,387	5,538	532	5,006	Jan-07	40 years
Robinson, IL	3,990	219	4,746	—	90	219	4,836	5,055	486	4,569	Jan-07	40 years
Cincinatti, OH	11,397	2,052	15,776	—	697	2,052	16,473	18,525	1,736	16,789	Jan-07	40 years
Memphis, TN	14,598	4,770	14,305	—	566	4,770	14,871	19,641	1,508	18,133	Jan-07	40 years
Charleston, IL	5,846	485	6,211	—	6	485	6,217	6,702	615	6,087	Jan-07	40 years
Caroltton, GA	2,951	816	4,220	—	127	816	4,347	5,163	441	4,722	Jan-07	40 years
Kingfisher, OK	3,964	128	5,497	—	289	128	5,786	5,914	615	5,299	Jan-07	40 years
Elk City, OK	4,341	143	6,721	—	397	143	7,118	7,261	771	6,490	Jan-07	40 years
Olney, IL	2,449	57	2,897	—	20	57	2,917	2,974	288	2,686	Jan-07	40 years
Effingham, IL	4,601	340	4,994	—	45	340	5,039	5,379	501	4,878	Jan-07	40 years
Fairfield, IL	6,402	153	7,898	—	26	153	7,924	8,077	786	7,291	Jan-07	40 years
Fullerton, CA	7,575	4,065	8,564	—	130	4,065	8,694	12,759	884	11,875	Jan-07	40 years
La Vista, NE	4,267	562	4,966	—	47	562	5,013	5,575	499	5,076	Jan-07	40 years
Mattoon, IL	6,922	227	7,534	—	20	227	7,554	7,781	748	7,033	Jan-07	40 years

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2010

(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Mattoon, IL	5,662	210	6,871	—	13	210	6,884	7,094	682	6,412	Jan-07	40 years
Stephenville, TX	6,150	507	6,459	13	86	520	6,545	7,065	648	6,417	Jan-07	40 years
Fullerton, CA	779	1,357	872	—	21	1,357	893	2,250	88	2,162	Jan-07	40 years
Rockford, IL	4,940	1,101	4,814	—	37	1,101	4,851	5,952	481	5,471	Jan-07	40 years
Effingham, IL	547	211	1,145	—	9	211	1,154	1,365	113	1,252	Jan-07	40 years
Santa Ana, CA	7,874	2,281	7,046	—	143	2,281	7,189	9,470	737	8,733	Jan-07	40 years
Sycamore, IL	8,487	816	9,897	—	56	816	9,953	10,769	989	9,780	Jan-07	40 years
Oklahoma City, OK	4,416	757	5,184	3	346	760	5,530	6,290	600	5,690	Jan-07	40 years
Garden Grove, CA	11,168	6,975	5,927	—	165	6,975	6,092	13,067	630	12,437	Jan-07	40 years
Weatherford, OK	4,484	229	5,600	—	369	229	5,969	6,198	646	5,552	Jan-07	40 years
Mt. Sterling, KY	11,204	599	12,561	—	25	599	12,586	13,185	1,116	12,069	Feb-07	40 years
Tuscola, IL	4,168	237	4,616	—	123	237	4,739	4,976	504	4,472	Jan-07	40 years
Windsor, NC	—	397	—	—	—	397	—	397	—	397	Feb-07	40 years
Bremerton, WA	7,275	964	8,171	—	185	964	8,356	9,320	866	8,454	Dec-06	40 years
Sterling, IL	2,346	129	6,229	—	550	129	6,779	6,908	808	6,100	May-06	40 years
Black Mountain, NC	5,296	468	5,786	—	—	468	5,786	6,254	645	5,609	Jul-06	40 years
Hillsboro, OR	32,536	3,954	39,233	—	—	3,954	39,233	43,187	3,965	39,222	Dec-06	40 years
Morris, IL	2,161	568	9,103	—	822	568	9,925	10,493	1,077	9,416	May-06	40 years
Chenita Group Home	—	73	249	—	—	73	249	322	18	304	Jan-08	40 years
Whispering Oaks	—	244	1,359	—	—	244	1,359	1,603	101	1,502	Jan-08	40 years
Twin Oaks Living	—	58	1,027	—	—	58	1,027	1,085	77	1,008	Jan-08	40 years
Twin Oaks Care	—	42	747	—	—	42	747	789	56	733	Jan-08	40 years
Salem Annex	—	11	90	—	—	11	90	101	2	99	Jan-08	40 years

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2010

(Amounts in Thousands, Except per Share Data)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F		Column H	Column I
Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Aurora, CO	32,583	2,650	35,786	24	—	2,674	35,786	38,460	4,309	34,151	Jul-06	40 years
North Attleboro, MA	4,599	—	5,445	—	—	—	5,445	5,445	706	4,739	Sep-06	40 years
Bloomingdale, IL	5,599	—	5,810	—	—	—	5,810	5,810	756	5,054	Sep-06	40 years
Concord Holdings, NH	8,180	2,145	9,216	—	—	2,145	9,216	11,361	1,220	10,141	Sep-06	40 years
Melville, NY	4,344	—	3,187	—	—	—	3,187	3,187	465	2,722	Sep-06	40 years
Millbury, MA	4,617	—	5,994	—	—	—	5,994	5,994	696	5,298	Sep-06	40 years
Wichita, KS	5,985	1,325	5,584	—	—	1,325	5,584	6,909	698	6,211	Sep-06	40 years
Keene, NH	6,588	3,033	5,919	—	—	3,033	5,919	8,952	761	8,191	Sep-06	40 years
Fort Wayne, IN	3,313	—	3,642	—	—	—	3,642	3,642	510	3,132	Sep-06	40 years
Portland, ME	4,466	—	6,687	—	—	—	6,687	6,687	1,249	5,438	Sep-06	40 years
Milpitas, CA	21,638	16,800	8,847	—	—	16,800	8,847	25,647	1,382	24,265	Feb-07	40 years
Columbus, OH	23,239	4,375	29,184	—	—	4,375	29,184	33,559	2,750	30,809	Nov-07	40 years
Fort Mill, SC	30,182	3,300	31,554	—	—	3,300	31,554	34,854	3,404	31,450	Mar-07	40 years
Reading, PA	18,643	3,225	21,792	—	44	3,225	21,836	25,061	1,934	23,127	Jun-07	40 years
Philadelphia, PA	—	2,359	5,681	—	—	2,359	5,681	8,000	—	8,040	Dec-10	N/A
Atlanta, GA	—	841	3,363	—	—	551	3,363	4,204	—	4,204	Dec-10	N/A
Chandler, AZ	—	551	—	—	—	551	—	551	—	551	Dec-10	N/A
Florence, AZ	—	345	—	—	—	345	—	345	—	345	Dec-10	N/A

	$803,114	$151,517	$902,173	$53	$17,284	$151,877	$908,715	$1,059,592	$108,389	$951,203

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

(Amounts in Thousands, Except per Share Data)

        The changes in real estate for the year ended December 31, 2010, December 31, 2009 and December 31, 2008 are as follows:

	2010	2009	2008
Balance at beginning of period	$1,062,915	$1,194,469	$1,172,580
Property acquisitions	13,480	—	3,989
Improvements	1,618	3,597	24,698
Impairments	(5,248)	(55,286)	(5,580)
Retirements/disposals	(12,834)	(79,865)	(1,218)

Balance at end of period	$1,059,931	$1,062,915	$1,194,469

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, auto and furniture and fixtures, for the period ended December 31, 2010, December 31, 2009 and December 31, 2008 are as follows:

	2010	2009	2008
Balance at beginning of period	$84,013	$67,469	$38,444
Depreciation for the period	31,173	28,285	30,243
Assets held for sale	—	—	—
Retirements/disposals	(6,797)	(11,741)	(1,218)

Balance at end of period	$108,389	$84,013	$67,469

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV—LOANS AND OTHER LENDING INVESTMENTS

December 31, 2010 (in thousands)

Description		Interest Rate	Final Maturity Date	Periodic Payment Terms(1)	Prior Liens	Principal Amount of Loans	Carrying Amount of Loans	Number of Loans
Junior Participation—Float <	Office	LIBOR + 1.50 - 3.35	7/9/2010 - 4/10/2014	I/O	$196,225	$75,187	$67,607	5
3% of total	Hotel	4.50	2/22/2013	I/O	307,800	42,371	42,332	1
carrying amount	Land	0.00 - 2.00	1/1/2010 - 2/9/2014	I/O	134,078	61,597	2	2
	Retail	4.28 - 8.42	9/9/2011 - 12/31/2011	I/O	110,496	32,990	32,778	2
	Multifamily	4.35	4/9/2013	I/O	—	8,300	435	1
Junior Participation—Fixed <	Office	6.13 - 8.44	10/1/2015 - 5/11/2016	I/O	182,442	28,893	25,047	2
3% of total carrying	Retail	7.85	5/11/2015	I/O	—	45,550	21,758	1
amount
Mezzanine—Fixed >3% of	Retail	0.50	7/20/2014	I/O	3,338,342	57,462	57,151	1
total carrying amount*	Office	10.85	6/15/2016	I/O	410,000	63,572	63,556	1
Mezzanine—Fixed < 3% of	Multifamily	7.16	1/1/2016	I/O	51,954	13,752	13,752	1
total carrying amount	Senior Corporate	8.00	5/11/2015	I/O	—	6,063	5,396	1
	Retail	0.00	4/1/2011	I/O	3,959	2,735	(0)	1
	Land	0.00	4/1/2011	I/O	65,660	3,047	400	1
	Office	0.00	4/1/2011	I/O	57,178	6,396	700	1
Mezzanine—Float >	Multifamily	3.50	4/1/2012	I/O	66,898	60,175	60,046	1
3% of total
carrying amount*
Mezzanine—Float < 3% of	Multifamily	LIBOR + 2.00 - 4.00	8/10/2011 - 1/1/2016	I/O	182,543	73,452	69,413	6
	Office	2.70 - 6.36	1/15/2011 - 7/10/2016	I/O	401,679	56,678	56,741	3
	Hotel	0.70 - 4.50	12/31/2011 - 2/9/2012	I/O	2,928,798	149,590	93,817	4
	Retail	0.00	5/1/2017	I/O	212,000	34,773	13,448	1
	Condo	7.40	7/1/2011	I/O	—	12,516	12,435	1
Other—Fixed < 3% of total	Other	5.53	6/25/2018	I/O	—	4,476	4,476	1
carrying amount	Industrial	8.91	5/1/2015	I/O	—	1,102	1,102	1
	Office	6.65	12/5/2019	I/O	—	6,574	6,574	1
Other—Floating < 3% of	Retail	LIBOR + 2.50	12/16/2011 - 12/14/1212	I/O	—	11,460	11,460	2
total carrying amount
Whole Loan—Fixed < 3% of	Industrial	5.07 - 5.78	6/1/2015 - 8/1/2015	I/O	—	12,299	12,317	3
total carrying amount	Healthcare	0.00 - 9.53	6/30/2011 - 9/1/2031	I/O	—	137,426	87,196	17
	Land	0	5/12/2010	I/O	—	56,108	2,174	1
	Retail	6.36 - 7.03	11/25/2017 - 6/15/2018	I/O	—	5,732	5,732	6
Whole Loan—Float Prime	Various	1.25	11/19/2011	I/O	—	8,568	1,520	1
	Timeshare	1.75 - 3.50	9/19/2012 - 4/12/2014	I/O	—	97,711	15,897	2
Whole Loan—Float	Hotel	LIBOR + 0.00 - 6.00	12/12/2011 - 11/15/2015	I/O	—	319,564	166,040	13
(LIBOR+)	Industrial	1.65 - 4.00	6/30/2011 - 4/1/2016	I/O	—	53,255	53,043	4
< 3% of total	Land		1/1/2010 - 1/1/2015	I/O	—	202,923	63,569	8
carrying amount	Mixed-Use		1/5/2012 - 12/31/2015	I/O	—	37,824	15,179	3
	Multifamily		7/24/2011 - 6/9/2017	I/O	—	353,774	322,259	14
	Healthcare	2.50 - 7.00	1/31/2011 - 1/30/2012	I/O	—	28,481	19,462	4
	Office	1.65 - 8.60	1/31/2011 - 7/10/2016	I/O	—	339,855	318,022	18
	Condo		1/31/2011 - 1/8/2013	I/O	—	79,928	57,127	2
	Timeshare	3	7/23/2014	I/O	—	76,470	15,685	1
	Self-Storage	3.4	11/30/2014	I/O	—	18,057	6,002	1
	Retail	0.00 - 5.50	7/1/2011 - 8/18/2011	I/O	—	23,219	5,805	2
Preferred—Float	Multifamily	4	6/1/2017	I/O	—	17,444	17,444	1

Total					$8,650,053	$2,727,349	$1,844,901	143

*
Represents loans greater than 3% of the total carrying amount which may require individual disclosure

(1)
Interest only, or I/O; Principal and Interest, or P&I.

	2010	2009	2008
Balance at beginning of period	$1,937,093	$2,047,470	$2,007,022
Additions during the year:
New loans and additional advances on existing loans	1,941,972	487,306	335,618
Acquisition cost and (fees)	(2,674)	4,255	122
Premiums/(Discounts)	(730,417)		(3,219)
Amortization of acquisition costs, fees, premiums and discounts	138,786	2,352	9,928
Deductions:
Collection of principal	1,439,859	604,290	302,001

Balance at end of period(1)	$1,844,901	$1,937,093	$2,047,470

(1)
Includes $18.7 million and $0.6 million in real estate debt investments, held for sale at December 31, 2010 and 2009, respectively.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

  (b) Attestation report of the registered public accounting firm.

        Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Grant Thornton has issued an attestation report, which is included in Part II, Item 8. of this Form 10-K.

  (c) Changes in internal control over financial reporting.

        There have been no changes in the Company's internal control over financial reporting during the most recent quarter ended December 31, 2010 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

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

Item 11.    Executive Compensation*

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13.    Certain Relationships and Related Transactions and Directors Independence*

Item 14.    Principal Accountant Fees and Services*

*
The information that is required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company's fiscal year ending December 31, 2010.

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

Exhibit Number		Description of Exhibit
10.29		Letter Agreement, dated June 30, 2010, by Wells Fargo Bank, National Association and Wells Fargo Bank, N.A., London Branch (as successor-by-merger to Wachovia Bank, N.A. (London Branch)), as acknowledged and agreed by NorthStar Realty Finance Corp. and certain of its Affiliates and Subsidiaries (incorporated by reference to Exhibit 10.29 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.30
Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
12.1		Ratio of Earnings to Combined Fixed Charges and Preference Dividends.
21.1		Significant Subsidiaries of the Registrant.
23.1		Consent of Grant Thornton LLP.
24.1		Power of Attorney (included in signature page).
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 25, 2011.

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

Signature	Title	Date

/s/ DAVID T. HAMAMOTO David T. Hamamoto	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2011
/s/ ANDREW C. RICHARDSON Andrew C. Richardson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2011
/s/ LISA MEYER Lisa Meyer	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011
/s/ PRESTON BUTCHER Preston Butcher	Director	February 25, 2011
/s/ STEPHEN E. CUMMINGS Stephen E. Cummings	Director	February 25, 2011

Signature	Title	Date

/s/ JUDITH A. HANNAWAY Judith A. Hannaway	Director	February 25, 2011
/s/ WESLEY D. MINAMI Wesley D. Minami	Director	February 25, 2011
/s/ LOUIS J. PAGLIA Louis J. Paglia	Director	February 25, 2011