Form 10-K/A
period 2010-12-31
NORTHSTAR REALTY
filed 2011-02-28
CIK 1273801

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerate filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement"), to be filed within 120 days after the end of the registrant's fiscal year ending December 31, 2010, are incorporated by reference into this Annual Report on Form 10-K/A in response to Part III, Items 10, 11, 12, 13 and 14.

 Explanatory Note

        This Amendment No. 1 on Form 10-K/A (the "Amended Form 10-K") amends the Annual Report on Form 10-K of NorthStar Realty Finance Corp. (the "Company") for the fiscal year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission on February 25, 2011 (the "2010 Form 10-K"). The sole purpose of this Amended Form 10-K is to add certain information that was omitted from the 2010 Form 10-K in error. The omitted information includes (i) the new subsection entitled "Item 1. Business—Management Update" and (ii) additional language in the Risk Factor entitled "Item 1A. Risk Factors—Risks Related to Our Company—Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us."

        For ease of reference, this Amended Form 10-K sets forth the entire 2010 Form 10-K as previously filed, amended only to give effect to the additions discussed above. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Amended Form 10-K included new certifications of our principal executive officer and principal financial officer on Exhibits 31.1, 31.2, 32.1 and 32.2, each as of the date of filing of this Amended Form 10-K.

        This Amended Form 10-K does not reflect events occurring after the filing of the 2010 Form 10-K and, other than as discussed above and other than changing certain references to the Form 10-K to this Form 10-K/A, does not modify or update the disclosures in the original 2010 Form 10-K in any way.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K/A contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments and financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in this Annual Report on Form 10-K/A beginning on page 15. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

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

Management Update

        On February 25, 2011, Andrew C. Richardson resigned as the Company's Chief Financial Officer, Executive Vice President and Treasurer, effective as of March 27, 2011.

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

        Our internet address is www.nrfc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K/A. We make available, free of charge through a link on our site, our annual reports on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC, as soon as reasonably practicable after such filing. Our site also contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines, and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our Board of Directors. Within the time period required by the rules of the SEC and the New York Stock Exchange, or NYSE, we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

Item 1A.    Risk Factors

        Our business is subject to a number of risks that are substantial and inherent in our business. This section describes some of the more important risks that we face, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects. The risk factors set forth in this section could cause our actual results to differ significantly from those contained in this Annual Report on Form 10-K/A. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K/A, you should carefully review the factors discussed below and the cautionary statements referred to under "Forward-Looking Statements."

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

        We require significant outside capital to fund our businesses. A primary source of liquidity for us has been the equity and debt capital markets, including issuances of common equity, preferred equity, trust preferred securities and convertible senior notes. When the subprime residential lending and single family housing market collapse quickly spread broadly into the capital markets, our business was adversely affected, including due to the lack of access to capital and prohibitively high costs of obtaining capital. Since 2008, most of our new investment activities have been funded using proceeds from repayments and sales of investments within our portfolio. Although investor interest in real estate improved during 2010, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient capital on acceptable terms, our business and our ability to operate will be severely impacted. For information about our available sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the notes to the consolidated financial statements in this Annual Report on Form 10-K/A.

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

        We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K/A. A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.

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

        Our future success depends, to a significant extent, upon the continued services of our key personnel, including David Hamamoto, Andrew Richardson, Albert Tylis and Daniel Gilbert, our executive officers, and Mr. Hamamoto in particular. For instance, the extent and nature of the experience of our executive officers and nature of the relationships they have developed with real estate developers and financial institutions are critical to the success of our business. Our executive officers have significant real estate investment experience. We cannot assure you of their continued employment with us. On February 25, 2011, Mr. Richardson, our Chief Financial Officer, Executive Vice President and Treasurer, resigned effective as of March 27, 2011. The loss of services of certain of our executive officers could harm our business and our prospects.

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

        David Hamamoto, a founder of the Company, has been our Chairman since October 2007 and one of our directors, our President and our Chief Executive Officer since October 2004. Mr. Hamamoto's employment agreement since we became a public company provides that he will devote not less than a majority of his business time, attention and energies to the performance of the duties assigned to him as our Chief Executive Officer and President. Mr. Hamamoto has informed us that he is in discussions with Morgans Hotel Group Co. (a public global hotel management and ownership company focused on the boutique sector), where he has devoted a significant amount of his business time, attention and energies and has served as their Chairman since their initial public offering in February 2006, to become their Executive Chairman. Mr. Hamamoto is also a member of the Investment Committee of Morgans Hotel Group Co. Mr. Hamamoto has informed us that any final decision by him to assume a role as Executive Chairman of Morgans Hotel Group Co. will be made after consultation with the Company's Board of Directors. Regardless of the outcome of those discussions, Mr. Hamamoto will continue with his duties as our Chairman, Chief Executive Officer and President and will continue to devote a majority of his business time, attention and energies to the performance of those duties for us.

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

        On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Although we have significantly reduced our dividends in 2009 and 2010 relative to prior years, future dividend levels are subject to further adjustment based upon any one or more of the risk factors set forth in this Form 10-K/A, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

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

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes, each included elsewhere in this Form 10-K/A.

        The selected historical consolidated information presented for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and relates to our operations and has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K/A or our prior Annual Reports on Form 10-K/A.

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

  Available for Sale Securities

        We determine the appropriate classification of our investments in securities at the time of purchase and reevaluate such determination at each balance sheet date. Securities for which we do not have the intent or the ability to hold to maturity are classified as available for sale securities. We have designated our investments in the equity notes and our non investment grade notes of unconsolidated CDO financings as available for sale securities as they meet the definition of a debt instrument due to their redemption provisions. These securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity. Our available for sale securities that serve as collateral for our CDO financings, which we have elected the fair value option, are carried at fair value with the net unrealized gains or losses reported as a component of earnings in the statement of operations. For additional information regarding unrealized gains and losses due to changes in the fair value of our available for sale securities at December 31, 2010 and 2009, see Note 5 of the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A.

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

        See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Annual Report on Form 10-K/A for additional information on our exposure to market risk.

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

        In our real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan agreements cannot repay its obligations to us in a timely manner. Our loans are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our loan. Default risk increases in weak economic conditions because collateral cash flows may be below expectations when the loan was originated. Defaults also increase when, at loan maturity, the cost of debt and equity capital is higher than when the loan was originated. In the event that a borrower cannot repay our loan, we may exercise our remedies under the loan documents, which may include a foreclosure against the collateral. We describe many of the options available to us in this situation in "Item 1 Business" of our Annual Report on Form 10-K/A. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Attached as exhibits to this Form 10-K/A are certifications of the Company's Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K/A sets forth the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of the Company's internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Grant Thornton LLP report for a more complete understanding of the topics presented.

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

        Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Grant Thornton has issued an attestation report, which is included in Part II, Item 8. of this Form 10-K/A.

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

 PART III

Item 10.    Directors and Executive Officers and Corporate Governance*

        Certain information relating to our code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1 of this Annual Report on Form 10-K/A.

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
10.30
Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
12.1
Ratio of Earnings to Combined Fixed Charges and Preference Dividends (incorporated by reference to Exhibit 12.1 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010).
21.1		Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010).
23.1		Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010).
24.1		Power of Attorney (incorporated by reference to Exhibit 24.1 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010).
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 28, 2011.

NORTHSTAR REALTY FINANCE CORP.
By:	/s/ DAVID T. HAMAMOTO
	Name:	David T. Hamamoto
	Title:	Chairman and Chief Executive Officer