Form 10-K/A
period 2010-12-31
NORTHSTAR REALTY
filed 2011-03-18
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, was $205,907,287. As of March 17, 2011, the registrant had issued and outstanding 78,586,494 shares of common stock, par value $0.01 per share.

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

 Explanatory Note

        In Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010 (the "Form 10-K/A") of NorthStar Realty Finance Corp. (the "Company"), the attestation report on internal control over financial reporting by Grant Thornton LLP, the Company's independent registered public accounting firm, was inadvertently included in duplicate, resulting in the omission of their attestation report on the consolidated financial statements. Accordingly, the Company is filing this Amendment No. 2 to its Form 10-K/A solely to include Grant Thornton LLP's attestation report on the consolidated financial statements, dated February 25, 2011, on the Company's consolidated financial statements.

        All of the financial statements included herein are unchanged from those included in the Form 10-K/A.

        In connection with filing this Amendment No. 2 to Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is also filing a currently dated consent of Grant Thornton LLP and currently dated certifications of the Company's principal executive officer and principal financial officer pursuant to Rules 13a-14(a) and 13a-14(b) under the Exchange Act. Except as described above, and updating certain Company information on the cover page hereto, no other amendments are being made to the Form 10-K/A. This Amendment No.2 to the Company's Form 10-K/A does not reflect events occurring after the filing of the Form 10-K/A or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

INDEX TO FINANCIAL STATEMENTS
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
NorthStar Realty Finance Corp.

        We have audited the accompanying consolidated balance sheets of NorthStar Realty Finance Corp. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedules, (Schedules II, III and IV) listed in the Index at Item 15 of the financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted new accounting guidance relating to the consolidation of certain variable interest entities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NorthStar Realty Finance Corp. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

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
21.1		Significant Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010).
23.1		Consent of Grant Thornton LLP.
24.1		Power of Attorney (incorporated by reference to Exhibit 24.1 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2010).
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 18, 2011.

NORTHSTAR REALTY FINANCE CORP.
By:	/s/ DAVID T. HAMAMOTO
	Name:	David T. Hamamoto
	Title:	Chairman and Chief Executive Officer