Form 10-Q
period 2011-03-31
NORTHSTAR REALTY
filed 2011-05-09
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

        The Company has one class of common stock, par value $0.01 per share, 78,608,883 shares outstanding as of May 3, 2011.

NORTHSTAR REALTY FINANCE CORP.
QUARTERLY REPORT
For the Three Months Ended March 31, 2011

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS:
Cash and cash equivalents	$192,938	$125,439
Restricted cash (includes $207,655 and $263,314 from consolidated VIEs, respectively)	284,452	309,384
Operating real estate, net	896,838	849,499
Available for sale securities, at fair value (includes $1,856,742 and $1,668,217 from consolidated VIEs, respectively)	1,900,295	1,691,054
Real estate debt investments, net (includes $1,683,850 and $1,659,882 from consolidated VIEs, respectively)	1,793,175	1,826,239
Real estate debt investments, held-for-sale (includes $18,806 and $18,661 from consolidated VIEs, respectively)	18,806	18,662
Investments in and advances to unconsolidated ventures (includes $— and $66,959 from consolidated VIEs, respectively)	87,795	94,412
Receivables, net of allowance of $2,409 in 2011 and $2,642 in 2010 (includes net $27,993 and $26,337 from consolidated VIEs, respectively)	33,997	32,329
Unbilled rents receivable	10,306	10,404
Derivative instruments, at fair value (includes $55 and $42 from consolidated VIEs, respectively)	55	59
Deferred costs and intangible assets, net	54,679	49,811
Assets of properties held for sale (includes $5,100 and $13,141 from consolidated VIEs, respectively)	96,174	104,866
Other assets (includes $5,943 and $14,277 from consolidated VIEs, respectively)	32,152	39,833

Total assets	$5,401,662	$5,151,991

LIABILITIES:
Mortgage notes and loans payable	765,155	729,212
Exchangeable senior notes	249,535	126,889
Bonds payable, at fair value (includes $2,495,062 and $2,258,805 from consolidated VIEs, respectively)	2,495,062	2,258,805
Secured term loans	14,682	36,881
Liability to subsidiary trusts issuing preferred securities, at fair value	220,004	191,250
Accounts payable and accrued expenses (includes $16,356 and $15,668 from consolidated VIEs, respectively)	42,742	49,792
Escrow deposits payable (includes $42,016 and $60,163 from consolidated VIEs, respectively)	42,510	60,710
Derivative liability, at fair value (includes $174,924 and $190,993 from consolidated VIEs, respectively)	201,728	220,689
Liabilities of properties held for sale (includes $— and $131 from consolidated VIEs, respectively)	74,393	74,061
Other liabilities (includes $7,900 and $8,654 from consolidated VIEs, respectively)	26,809	31,189

Total liabilities	4,132,620	3,779,478
Contingently redeemable non-controlling interest	97,831	94,822
EQUITY:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 78,608,319 and 78,104,753 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	786	781
Additional paid-in capital	740,303	723,102
Retained earnings	181,782	293,382
Accumulated other comprehensive loss	(34,344)	(36,119)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,129,899	1,222,518
Non-controlling interest	41,312	55,173

Total equity	1,171,211	1,277,691

Total liabilities and stockholders' equity	$5,401,662	$5,151,991

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues and other income:
Interest income	$97,640	$57,575
Rental and escalation income	32,927	19,289
Commission income	918	—
Other revenue	333	2,194

Total revenues	131,818	79,058
Expenses:
Interest expense	33,420	32,163
Real estate properties—operating expenses	12,497	1,601
Asset management expenses	1,680	711
Commission expense	717	—
Asset management fees—related parties	—	450
Provision for loan losses	24,500	36,316
Provision for equity investment losses	4,482	—
General and administrative:
Salaries and equity-based compensation(1)	12,741	16,532
Auditing and professional fees	2,419	2,158
Other general and administrative	4,163	4,077

Total general and administrative	19,323	22,767
Depreciation and amortization	8,082	7,785

Total expenses	104,701	101,793
Income/(loss) from operations	27,117	(22,735)
Equity in (loss)/earnings of unconsolidated ventures	(2,228)	1,349
Unrealized (loss) on investments and other	(152,218)	(439)
Realized gain on investments and other	20,872	1,433

Loss from continuing operations	(106,457)	(20,392)
Income from discontinued operations	409	289
Gain on sale from discontinued operations	5,031	—

Consolidated net loss	(101,017)	(20,103)
Less: net loss allocated to the non-controlling interests	5,464	411
Preferred stock dividends	(5,231)	(5,231)
Contingently redeemable non-controlling interest accretion	(3,009)	—

Net loss attributable to NorthStar Realty Finance Corp. common stockholders	$(103,793)	$(24,923)

Net (loss) per share from continuing operations (basic/diluted)	(1.40)	(0.33)
Income per share from discontinued operations (basic/diluted)	0.01	0.00
Gain per share on sale of discontinued operations (basic/diluted)	0.06	—

Net loss per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(1.33)	$(0.33)

Weighted average number of shares of common stock:
Basic	78,196,016	75,068,654
Diluted	82,534,563	82,217,223

(1)
The three months ended March 31, 2011 and 2010 include $2,034 and $5,058 of equity-based compensation expense, respectively. The three months ended March 31, 2010 includes $3,583 of cash compensation expense and $1,014 of equity based compensation expense relating to a separation and consulting agreement with a former executive.

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2009	$100	74,883	$749	$904,077	$—	$(92,670)	$460,915	$1,273,171	$90,647	$1,363,818
VIE consolidation begining balance adjustments	—	—	—	—	—	41,332	110,790	152,122	30,535	182,657
Acquisition of N-Star IX	—	—	—	—	—	—	147,626	147,626	—	147,626
Amortization of deferred compensation	—	—	—	17	—	—	—	17	16,673	16,690
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	—	11,336	11,336
Dividend reinvestment and stock purchase plan	—	92	1	282	—	—	—	283	—	283
Stock awards/LTIP awards	—	99	1	299	—	—	—	300	—	300
Equity component of warrants	—	—	—	61	—	—	—	61	—	61
Comprehensive loss	—	—	—	—	—	15,219	—	15,219	1,290	16,509
Conversion of LTIP units	—	3,031	30	61,445	—	—	—	61,475	(61,475)	—
Cash dividends on common stock	—	—	—	—	—	—	(30,483)	(30,483)	(8,299)	(38,782)
Cash dividends on preferred stock	—	—	—	—	—	—	(20,925)	(20,925)	(10,500)	(31,425)
Redemption of membership interest	—	—	—	(1,807)	—	—	—	(1,807)	1,800	(7)
Equity in private fund									(1,815)	(1,815)
Net loss	—	—	—	—	—	—	(374,541)	(374,541)	(15,019)	(389,560)

Balance at December 31, 2010	$100	78,105	$781	$964,374	$—	$(36,119)	$293,382	$1,222,518	$55,173	$1,277,691

Reclassification equity compensation a liability	—	—	—	—	—	—	—	—	(2,136)	(2,136)
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	—	144	144
Dividend reinvestment and stock purchase plan	—	15	—	76	—	—	—	76	—	76
REO Equity valuation adjustment	—	—	—	—	—	—	—	—	—	—
Amortization of equity based compensation	—	—	—	4	—	—	—	4	2,030	2,034
Contingently redeemable non-controlling interest accretion	—	—	—	—	—	—	(3,009)	(3,009)	—	(3,009)
Equity component of exchangeable notes	—	—	—	12,277	—	—	—	12,277		12,277
Amortization of OCI	—	—	—	—	—	1,775	—	1,775	99	1,874
Conversion of LTIP units	—	488	5	4,844	—	—	—	4,849	(4,849)	—
Cash dividends on common stock	—	—	—	—	—	—	(7,807)	(7,807)	(1,060)	(8,867)
Cash dividends on preferred stock	—	—	—	—	—	—	(5,231)	(5,231)	(2,625)	(7,856)
Net loss	—	—	—	—	—	—	(95,553)	(95,553)	(5,464)	(101,017)

Balance at March 31, 2011 (unaudited)	$100	78,608	$786	$981,575	$—	$(34,344)	$181,782	$1,129,899	$41,312	$1,171,211

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Consolidated net loss	$(101,017)	$(20,103)
Unrealized loss on available for sale securities	—	(44)
Change in fair value of derivatives	—	(857)
Reclassification adjustment for gains included in net income	1,874	1,739

Comprehensive loss	(99,143)	(19,265)
Less: Comprehensive loss attributable to non-controlling interests	(5,365)	(316)

Comprehensive loss attributable to NorthStar Realty Finance Corp.	$(93,778)	$(18,949)

See accompanying notes to condensed consolidated financial statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net cash used in operating activities	$(700)	$(3,929)
Cash flows from investing activities:
Improvement of operating real estate	(16)	(402)
Acquisition of available for sale securities	(93,070)	(87,355)
Proceeds from disposition of available for sale securities	91,310	38,884
Available for sale securities repayments	7,433	6,240
Originations/acquisitions of real estate debt investments	(48,814)	(10,320)
Real estate debt investment repayments	53,884	24,536
Proceeds from the sale of real estate debt investments	11,941	611
Net proceeds from disposition of operating real estate	14,939	—
Restricted cash used in investment activities	3,753	(1,989)
Deferred costs and intangible assets	(73)	(220)
Investment in and advances to unconsolidated ventures	(392)	(502)
Distributions from unconsolidated ventures	163	2,109

Net cash provided by (used in) investing activities	41,058	(28,408)
Cash flows from financing activities:
Purchase of interest rate cap	—	(243)
Settlement of derivative	—	(283)
Collateral held by swap counter party	3,000	4,749
Mortgage notes and loan borrowings	20,920	58,200
Mortgage notes principal repayments	(21,458)	(52,733)
Proceeds from bonds	5,000	9,000
Bond repayments	(44,480)	(13,225)
Bond repurchases	(34,170)	(218)
Borrowing under secured term loan	—	24,631
Secured term loan repayment	(22,199)	(1,345)
Payment of deferred financing costs	(9,692)	(1,348)
Restricted cash from financing activities	12,066	352
Proceeds from exchangeable senior notes	172,500	—
Repurchase exchangeable senior notes	(37,698)	—
Proceeds from dividend reinvestment and stock purchase plan	76	89
Dividends (common and preferred) and distributions	(13,039)	(12,720)
Deferred offering costs	—	(1,100)
Offering costs	—	(69)
Distributions to non-controlling interest	(3,685)	(3,557)

Net cash provided by financing activities	27,141	10,180
Net (decrease) increase in cash & cash equivalents	67,499	(22,157)
Cash and cash equivalents—beginning of period	125,439	138,928

Cash and cash equivalents—end of period	$192,938	$116,771

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

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying condensed consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010, as amended, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company's December 31, 2010 consolidated financial statements included in its annual report on Form 10-K, as amended.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are either majority owned or controlled by the Company or a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany balances have been eliminated in consolidation.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Pronouncements

        The Company has determined that there have been no recently issued accounting standards that will have a material impact on its condensed consolidated financial statements.

3. Variable Interest Entities

        The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities, its investments in each of its nine CDO transaction issuers, its investment in CSE RE 2006-A and its investments in securities of non-sponsored securitizations in which the Company holds the controlling class to determine whether they are a variable interest entity ("VIE"). A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. For each of these investments, the Company has evaluated: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have: (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance; (b) the obligation to absorb the expected losses of the legal entity; and (c) the right to receive the expected residual returns of the legal entity; (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both; and (4) whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above four characteristics of a voting interest entity is considered to be a VIE.

        As of March 31, 2011, the Company identified interests in 21 entities which were determined to be VIEs. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

        Based on management's analysis, the Company is not the primary beneficiary of 11 of the identified VIEs since it (i) does not have the power to direct the activities that most significantly impact the VIE's economic performance and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of March 31, 2011. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period.

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

        In March 2011, the Company's existing investment in securities of a securitization, with a fair value of $3.6 million as of March 31, 2011, became the controlling class of a securitization, which it did not sponsor. The securitization was formed in April 2000 and the Company's investment is generally passive in nature. The ownership of more than 50% of the controlling class and the special servicer naming rights, gives the Company the power to direct the activities that impact the economic performance of the VIE. This entity should be consolidated, but the Company is unable to determine the fair value of the collateral due to lack of available information. The Company has made, and continues to make, exhaustive efforts to obtain information about this entity and has excluded it from the application of ASC 810-10 due to lack of essential information to determine the accounting required to consolidate the entity. Since the securitization was created in 2000, it is pre 2003 and the Company has therefore applied the scope exemption available in ASC 810-10-15-17(C). The Company will continue to request this information, but the master servicer is not legally obligated to provide the non-public documentation and has not provided the information related to the collateral requested by the Company.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The principal amount of the assets and liabilities each is approximately $29.3 million. The bonds are non-recourse to the Company and the Company's maximum exposure to loss is its investment in the securities in the securitization of $3.6 million as of March 31, 2011.

        N-Star I, II, III, IV, V, VI, VII, VIII, IX and CSE RE 2006-A are consolidated CDO financings.

        The following table displays the classification and carrying amounts of assets and liabilities of consolidated VIEs as of March 31, 2011 (in thousands):

	Variable Interest Entity
	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	N-Star IX	CSE RE 2006-A	Total
Assets of consolidated VIEs:
Restricted cash	$1,960	$624	$2,580	$10,241	$6,170	$27,767	$2,222	$25,201	$30,384	$100,506	$207,655
Available for sale securities, at fair value	206,826	192,816	269,641	35,283	316,271	14,288	337,014	31,869	384,087	68,647	1,856,742
Real estate debt investments, net	—	—	30,874	303,270	—	310,860	19,299	641,700	45,311	332,536	1,683,850
Real estate debt investments, held-for-sale	—	—	—	—	—	—	—	—	5,396	13,410	18,806
Receivables, net of allowance	1,872	1,881	2,167	1,285	3,146	1,063	3,046	2,427	3,854	7,252	27,993
Derivative instruments, at fair value	—	—	—	—	—	—	32	—	20	3	55
Assets of properties held for sale	—	—	—	—	—	—	—	—	—	5,100	5,100
Other assets	41	20	8	731	15	2,852	24	456	241	1,555	5,943

Total assets of consolidated VIEs(1):	210,699	195,341	305,270	350,810	325,602	356,830	361,637	701,653	469,293	529,009	3,806,144
Liabilities of consolidated VIEs:
Bonds payable, at fair value	188,507	149,396	158,272	191,329	191,270	190,918	244,209	370,956	257,460	552,745	2,495,062
Accounts payable and accrued expenses	1,262	101	1,004	380	517	373	367	1,396	1,936	9,020	16,356
Escrow deposits payable	—	—	—	7,254	—	11,876	—	10,282	759	11,845	42,016
Derivative liability, at fair value	12,116	12,680	16,375	—	28,599	7,981	37,294	17,113	32,594	10,172	174,924
Other liabilities	—	—	—	—	—	—	343	—	7,557	—	7,900

Total liabilities of consolidated VIEs(2):	201,885	162,177	175,651	198,963	220,386	211,148	282,213	399,747	300,306	583,782	2,736,258

Net assets	$8,814	$33,164	$129,619	$151,847	$105,216	$145,682	$79,424	$301,906	$168,987	$(54,773)	$1,069,886

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The Company did not provide financial support to any of its consolidated VIEs during the three months ended March 31, 2011 and 2010. At March 31, 2011, there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its consolidated VIEs.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Real Estate Debt Investments

        The Company has identified one real estate debt investment with a principal amount of $19.4 million as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. For all other real estate debt investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

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

Available For Sale Securities

        The Company has identified two available for sale securities with a par amount of $8.6 million as a variable interest in a VIE and has determined that the Company is not the primary beneficiary of this VIE and as such the VIE should not be consolidated in the Company's consolidated financial statements. For all other available for sale securities, the Company has determined that it does not hold a variable interest in these investments and, as such, the Company has continued to account for all available for sale securities as debt securities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The following table displays the classification, carrying amounts and maximum exposure of unconsolidated VIEs as of March 31, 2011 (in thousands):

	Variable Interest Entity
	Trusts Issuing Preferred Securities, at Fair Value	Real Estate Debt Investments	Available For Sale Securities	Total	Maximum Exposure to Loss(1)
Real estate debt investments	$—	$19,401	$—	$19,401	$19,401
Available For Sale Securities			4,496	4,496	4,496

Total assets	—	19,401	4,496	23,897	23,897
Liability to subsidiary trusts issuing preferred securities, at fair value	220,004	—	—	220,004	N/A

Total liabilities	220,004	—	—	220,004	N/A

Net assets	$(220,004)	$19,401	$4,496	$(196,107)	$23,897

(1)
The Company's maximum exposure to loss at March 31, 2011, would not exceed the carrying amount of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the three months ended March 31, 2011 and 2010. At March 31, 2011, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

  Liability to subsidiary trusts issuing preferred securities

        Liability to subsidiary trusts issuing preferred securities is measured using a market approach with prices obtained from an experienced pricing service and is generally measured using pricing models with market observable inputs such as implied credit spreads on the Company's preferred stock and exchangeable senior notes as adjusted for unobservable inputs which reflect the differences between these other instruments and the trust preferred securities. These measurements are classified as Level 3 within the fair value hierarchy.

        Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company's financial

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011, by level within the fair value hierarchy:

	Assets and Liabilities at Fair Value
	Level 1	Level 2	Level 3	Total
Assets:
Available for sale securities:
CMBS	$—	$1,263,912	$326,318	$1,590,230
CMBS—Interest only		—	5,211	5,211
Third party CDO notes	—	—	52,991	52,991
REIT debt	—	205,006	6,838	211,844
Trust preferred securities	—	—	24,352	24,352
Agency debentures		15,667	—	15,667
Derivative asset	—	55	—	55

Total assets	$—	$1,484,640	$415,710	$1,900,350

Liabilities:
N-Star CDO bonds payable	—	—	2,495,062	$2,495,062
Liability to subsidiary trusts issuing preferred securities	—	—	220,004	220,004
Derivative liability	—	201,728	—	201,728

Total liabilities	$—	$201,728	$2,715,066	$2,916,794

        The following table presents additional information about the Company's available for sale securities, corporate lending investment, bonds payable and liabilities to subsidiary trusts issuing

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

preferred securities which are measured at fair value on a recurring basis at March 31, 2011, for which the Company has utilized Level 3 inputs to determine fair value:

	Available for Sale Securities	N-Star CDO Bonds Payable	Liability to Subsidiary Trusts Issuing Preferred Securities
Beginning balance:	$492,576	$2,258,805	$191,250
Total net transfers into/out of Level 3	(101,367)
Purchases, sales, issuance and settlements, net	(30,842)	(65,851)	—
Total losses (realized or unrealized):
Included in earnings	14,483	302,108	28,754
Included in other comprehensive loss	—	—	—
Total gains (realized or unrealized):
Included in earnings	69,826	—	—
Included in other comprehensive loss	—	—	—

Ending balance	$415,710	$2,495,062	$220,004

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the reporting date	$55,343	$(302,108)	$(28,754)

Fair Value Option

        The Company has elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item:

  •
  Available for sale securities;

  •
  CDO and CMBS bonds payable; and

  •
  Liabilities to subsidiary trusts issuing preferred securities;

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

	March 31, 2011	December 31, 2010
Financial Instruments, at Fair Value
Assets:
Available for sale securities:
CMBS	$1,590,230	$1,392,099
CMBS—Interest only	5,211	—
Third party CDO notes	52,991	37,213
REIT debt	211,844	236,958
Trust preferred securities	24,352	24,784
Agency debentures	15,667	—

Total assets	$1,900,295	$1,691,054

Liabilities:
CDO bonds payable	2,495,062	2,258,805
Liability to subsidiary trusts issuing preferred securities	220,004	191,250

Total liabilities	$2,715,066	$2,450,055

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

Amount in Thousands, Except per Share Data

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

        The following table presents the difference between fair values and the aggregate contractual amounts of available for sale securities and liabilities, for which the fair value option has been elected:

	Fair Value at March 31, 2011	Amount Due Upon Maturity	Difference
Assets:
Available for sale securities:
CMBS	$1,590,230	$2,803,915	$(1,213,685)
CMBS—Interest only(1)	5,211	n/a	n/a
Third party CDO notes	52,991	228,317	(175,326)
REIT debt	211,844	200,447	11,397
Trust preferred securities	24,352	40,000	(15,648)
Agency debentures	15,667	63,000	(47,333)

Total assets	$1,900,295	$3,335,679	$(1,440,595)

Liabilities:
CDO bonds payable	2,495,062	4,312,748	(1,817,686)
Liability to subsidiary trusts issuing preferred securities	220,004	280,117	(60,113)

Total Liabilities	$2,715,066	$4,592,865	$(1,877,799)

(1)
CMBS Interest only securities have no amounts due upon maturity but have notional amounts upon which cash flows are paid and received as interest only.

        For the three months ended March 31, 2011 and 2010, the Company recognized a net loss of $143.5 million and a net gain of $33.3 million, respectively, as the result of the change in fair value of financial assets and liabilities for which the fair value option was elected, which is recorded as unrealized gain (loss) on investments and other in the Company's consolidated statement of operations.

        The impact of changes in instrument-specific credit spreads on N-Star bonds payable and liability to subsidiary trusts issuing preferred securities for which the fair value option was elected was a net loss of $330.9 million and a net gain of $65.6 million, respectively, for the three months ended March 31, 2011 and 2010. The Company attributes changes in the fair value of floating rate liabilities to changes in instrument-specific credit spreads. For fixed rate liabilities, the Company allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate

        On March 9, 2011, the Company foreclosed on a $7.2 million mezzanine loan secured by a 32 building office/flex park in Indianapolis, IN and recognized the following assets and liabilities in its condensed consolidated balance sheet (in thousands):

March 9, 2011
(unaudited)
ASSETS:
Cash and cash equivalents	$79
Restricted cash	2,075
Operating real estate, net	56,639
Other assets	216

Total assets	$59,009

LIABILITIES:
Mortgage notes and loans payable	$36,252
Accounts payable and accrued expenses	1,251
Other liabilities	14,152

Total liabilities	51,655
Total equity	7,354

Total liabilities and stockholders' equity	$59,009

        The Company has estimated the fair value of the assets and liabilities acquired at the date of acquisition. The Company is in the process of valuing certain intangible assets. As a result, the allocation of the purchase price is subject to refinement.

        Since March 9, 2011, the Company has recognized $0.6 million of rental revenue and $0.2 million of net income related to the foreclosed property.

  Supplemental Pro Forma Financial Information

        The supplemental pro forma financial information set forth below is based upon the Company's historical condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, adjusted to give effect of this transaction as of January 1, 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Pro Forma revenues	$133,415	$81,096

Pro Forma net income	(103,425)	(24,367)

Pro Forma net income per common share—basis/diluted	$(1.32)	$(0.32)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

        The supplemental pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred January 1, 2010, nor does it purport to represent the results of future operations.

Midwest Holdings

        On March 31, 2011, the Company sold its 100% common membership interest in Midwest Holdings and assigned all of its rights, title, obligations and other interests in Midwest Holdings to the purchaser and contemporaneously entered into a new lease agreement with an affiliate of the purchaser.

Dispositions—2011

        In March 2011, the Company completed the sale of a leasehold interest containing approximately 17,655 square feet of retail space located in New York, NY to a private investor group for approximately $7.4 million, representing a gain of approximately $5.0 million, and the sale of a real estate owned ("REO") office building containing 142,988 square feet located in Philadelphia, PA to a private investor group for approximately $8.3 million, representing an immaterial gain.

Discontinued Operations

        The CSE RE 2006-A CDO financing had, as of March 31, 2011, three foreclosed assets consisting of two parcels of land located in Arizona with a combined fair market value at the time of acquisition of approximately $1.6 million and a multifamily property located in Georgia having a fair market value at the time of acquisition of approximately $3.9 million. As of March 31, 2011, the Company recorded as held for sale the two REO parcels of land located in Arizona and the multifamily property located in Georgia.

        In April 2011, the Company completed a sale of a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin to a third party investor for approximately $101.5 million. The purchaser assumed $73.5 million of mortgage debt secured by the assets in the portfolio. As a result of the sale, the Company recorded as held for sale the assets and liabilities of the portfolio as of March 31, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue:
Rental and escalation income	$2,828	$2,491
Interest and other	40	—

Total revenue	2,868	2,491
Expenses:
Property operating expenses	579	168
Interest expense	846	1,314
Auditing and professional fees	57	—
Other general and administrative expenses	312	7
Depreciation and amortization	665	713

Total expenses	2,459	2,202
Income from discontinued operations	409	289
Gain on disposition of discontinued operations	5,031	—

Total income from discontinued operations	$5,440	$289

        The following table sets forth the major classes of assets and liabilities of properties classified as held for sale at March 31, 2011:

	March 31 2011	December 31, 2010
ASSETS:
Operating real estate—net	$93,142	$101,704
Deferred costs and intangible assets, net	3,032	3,162

Assets of properties held for sale	96,174	104,866

LIABILITIES:
Mortgage notes and loans payable	73,673	73,902
Accounts payable and accrued expenses	703	87
Escrow deposits payable	17	1
Other liabilities	—	71

Liabilities of properties held for sale	$74,393	$74,061

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

6. Available for Sale Securities

        The following is a summary of the Company's available for sale securities at March 31, 2011:

March 31, 2011	Carrying Value	Cumulative Unrealized (Loss)/Gain on Investments	Fair Value(1)
CMBS	$2,019,198	$(428,969)	$1,590,230
CMBS—interest only	5,626	(415)	5,211
Third party CDO notes	190,882	(137,891)	52,991
REIT debt	197,271	14,574	211,844
Trust preferred securities	34,960	(10,608)	24,352
Agency debentures	16,029	(362)	15,667

Total	$2,463,966	$(563,671)	$1,900,295

(1)
Approximately $1.9 billion in fair value of these investments serve as collateral for the Company's consolidated CDO transactions and the balance is either financed under other borrowing facilities or unleveraged.

        At March 31, 2011, the maturities of the available for sale securities ranged from two weeks to 45.3 years.

        During the three months ended March 31, 2011, proceeds from the sale and redemption of available for sale securities was $91.3 million. The net realized gain on the sale and redemption of available for sale securities was $14.3 million. During the three months ended March 31, 2010, proceeds from the sale and redemption of available for sale securities was $38.9 million. The net realized gain on the sale of available for sale securities was $2.9 million.

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

(1)
Approximately $1.7 billion in fair value of these investments served as collateral for the Company's consolidated CDO transactions and the balance was either financed under other borrowing facilities or unleveraged.

        At December 31, 2010, the maturities of the available for sale securities ranged from three months to 46 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments

        At March 31, 2011, the Company held the following real estate debt investments:

March 31, 2011	Principal Balances	Carrying Value(1)(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR(3)	Average Spread Over Prime	Number of Investments
Whole loans, floating rate—LIBOR	$1,535,807	$1,053,783	58.2%	—%	2.75%	—%	70
Whole loans—floating rate—prime	100,778	13,987	0.8%			3.31%	3
Whole loans, fixed rate	210,703	107,571	5.9%	5.74%	—	—	27
Subordinate mortgage interests, floating rate	174,625	125,642	6.9%	—	3.25%	—	9
Subordinate mortgage interests, fixed rate	74,412	46,890	2.6%	7.62%	—	—	3
Mezzanine loans, floating rate	380,146	279,861	15.4%	—	2.21%	—	15
Mezzanine loan, fixed rate	156,690	144,767	8.0%	5.53%	—	—	7
Preferred—Float	17,094	17,094	0.9%	—	4.00%	—	1
Other loans—floating	11,237	10,587	0.6%	—	2.50%	—	2
Other loans—fixed	11,799	11,799	0.7%	6.45%	—	—	3

Total/Weighted average	$2,673,291	$1,811,981	100.0%	5.99%	2.71%	3.31%	140

(1)
Approximately $1.7 billion in carrying value of these investments serve as collateral for the Company's CDO financings and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $60.1 million related to these investments. The Company expects that a minimum of $57.7 million of these future fundings will be funded within the Company's existing CDO financings and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on future funding requirements would be approximately $2.4 million.

(2)
Includes five loans totaling $18.8 million in carrying value in real estate debt investments, held for sale.

(3)
Approximately $474.9 million of the Company's real estate debt investments have a weighted-average LIBOR rate floor of 2.28%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        At December 31, 2010, the Company held the following real estate debt investments:

December 31, 2010	Principal Balances	Carrying Value(1)(2)	Allocation by Investment Type	Average Fixed Rate	Average Spread Over LIBOR(3)	Average Spread Over Prime	Number of Investments
Whole loans, floating rate—LIBOR	$1,533,352	$1,042,194	56.5%	—%	2.79%	—%	71
Whole loans—floating rate—prime	106,279	17,417	0.9%			3.32%	3
Whole loans, fixed rate	211,565	107,419	5.8%	5.76%	—	—	27
Subordinate mortgage interests, floating rate	220,444	143,153	7.8%	—	3.06%	—	10
Subordinate mortgage interests, fixed rate	74,443	46,805	2.5%	7.62%	—	—	3
Mezzanine loans, floating rate	387,183	305,901	16.6%	—	2.76%	—	16
Mezzanine loan, fixed rate	153,027	140,956	7.7%	5.65%	—	—	7
Preferred—floating	17,444	17,444	0.9%	—	4.00%	—	1
Other loans—floating	11,460	11,460	0.6%	—	2.50%	—	2
Other loans—fixed	12,152	12,152	0.7%	6.44%	—	—	3

Total/Weighted average	$2,727,349	$1,844,901	100.0%	6.05%	2.82%	3.32%	143

(1)
Approximately $1.7 billion in carrying value of these investments served as collateral for the Company's CDO financings, $44.0 million was financed under a borrowing facility and the remainder was unleveraged. The Company had future funding commitments, which were subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $48.5 million related to these investments. The Company expected that a minimum of $45.5 million of these future fundings would be funded within the Company's existing CDO financings and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's equity requirement on future funding requirements would be approximately $3.0 million.

(2)
Includes five loans having $18.7 million in carrying value in real estate debt investments, held for sale.

(3)
Approximately $525.2 million of the Company's real estate debt investments have a weighted-average LIBOR rate floor of 2.08%

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        Contractual maturities of principal balances of real estate debt investments at March 31, 2011 are as follows:

Years Ending December 31:	Initial Maturity(1)	Maturity Including Extensions
2011	$954,365	$686,913
2012	749,239	458,770
2013	106,692	294,023
2014	258,496	344,350
2015	249,198	393,575
Thereafter	355,301	495,660

Total	$2,673,291	$2,673,291

(1)
The year ending December 31, 2011, contains seven whole loans with initial maturities prior to December 31, 2010, having an aggregate principal balance of $184.7 million and one junior participation in a first mortgage with an initial maturity prior to December 31, 2010, having a principal balance of $28.5 million, that remain outstanding as of March 31, 2011. The aggregate carrying value of these maturity-defaulted loans is $17.6 million as of March 31, 2011.

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties. The contractual amounts differ from the carrying amounts due to unamortized origination fees and costs and unamortized premiums and discounts being reported as part of the carrying amount of the investment. At March 31, 2011, the Company had $682.1 million of unamortized discounts and deferred fees. Maturity Including Extensions assumes that all loans with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related loan agreements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        As of March 31, 2011, the status of the Company's performing and non-performing loans(1) was as follows:

	Carrying Amount as of March 31, 2011					Carrying Amount as of December 31, 2010
	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total(4)	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total
Originated and Acquired Debt Investments
Whole loans	51	$864,354	1	$12,500	$876,854	52	$892,950	1	$12,500	$905,450
Subordinate mortgage interests	10	160,626	1	28,462	189,088	10	182,685	3	51,988	234,673
Mezzanine loans	22	536,398	—	—	536,398	23	539,527	—	—	539,527
Preferred	1	17,094	—	—	17,094	1	17,444	—	—	17,444
Other loans	5	22,386	—	—	22,386	5	23,612	—	—	23,612

Total Originated and Acquired Debt Investments	89	1,600,858	2	40,962	1,641,820	91	1,656,218	4	64,488	1,720,706
Provision for Loan Losses	16	(149,783)	2	(38,782)	(188,565)	14	(158,417)	2	(38,783)	(197,200)

Total Originated and Acquired Debt Investments, net		1,451,075		2,180	1,453,255		1,497,801		25,705	1,523,506
CSE RE 2006-A
Whole loans(2)	41	304,010	7	15,861 (5)	319,871	38	252,347	9	30,216	282,563
Subordinate mortgage interests(3)	1	38,855	—	—	38,855	1	38,832	—	—	38,832

CSE RE 2006-A	42	342,865	7	15,861	358,726	39	291,179	9	30,216	321,395
Provision for Loan Losses	—	—	—	—	—	—	—	—	—	—

CSE RE 2006-A		342,865		15,861	358,726		291,179		30,216	321,395
Total Debt Investments	131	1,943,723	9	56,823	2,000,546	130	1,947,397	13	94,704	2,042,101
Total Provision for Loan Losses	16	(149,783)	2	(38,782)	(188,565)	14	(158,417)	2	(38,783)	(197,200)

Total Debt Investments, net		$1,793,940		$18,041	$1,811,981		$1,788,980		$55,921	$1,844,901

(1)
The Company designates a loan as non-performing at such time as the loan becomes 90 days delinquent on contractual debt service payments or the loan has a maturity default.

(2)
CSE RE 2006-A whole loans have an aggregate outstanding principal amount of approximately $969.0 million at March 31, 2011.

(3)
CSE RE 2006-A subordinate mortgage interests have an aggregate outstanding principal amount of approximately $53.1 million at March 31, 2011.

(4)
Includes $18.8 million of real estate debt investments classified as held for sale.

(5)
Includes $6.2 million of non-controlling interest.

        The Company's maximum additional exposure to loss related to the non-performing loans is approximately $18.0 million.

  Provision for Loan Losses

        For the three months ended March 31, 2011, the Company recorded a $24.5 million loan loss provision relating to eight loans. For the three months ended March 31, 2010, the Company recorded a $36.3 million loan loss provision relating to eight loans and included a $0.8 million credit for a loan sold with a fair market value in excess of its carrying amount. As of March 31, 2011, loan loss reserves totaled $188.6 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        Activity in the allowance for loan losses on real estate debt investments for three months ended March 31, 2011, is as follows:

Loan Loss Reserve
Balance at December 31, 2010	$197,200
Provision for loan losses	24,500
Write- off	(33,135)

Balance at March 31, 2011	$188,565

        At March 31, 2011, the loan loss reserve is comprised of the following:

Class of Loan	# of Loans	Principal Amount	Carrying Amount	Loan Loss Provision
Whole loans	3	$69,143	$47,589	$(21,383)
Subordinate mortgage interests	4	96,112	31,442	(55,410)
Mezzanine loans	11	274,289	162,310	(111,772)

Total	18	$439,544	$241,341	$(188,565)

        The Company's commercial real estate loans are typically secured by liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its loans based upon whether the collateral is currently paying contractual debt service, and whether the Company believes it will be able to do so in the future. Those loans for which the Company expects to receive full payment of contractual principal and interest payments are categorized as "performing." The Company groups weaker credit quality loans that are currently performing, but for which it believes there is an impairment such that future collection of all principal and interest is in doubt, in a category called "performing, with credit reserves." The Company's weakest credit quality loans are generally non-performing loans ("NPL"). NPLs typically have a maturity default and/or are past due at least 90 days on their contractual debt service payments.

        The following table is a summary of real estate debt investments by credit quality indicator as of each applicable balance sheet date:

Credit Quality Indicator	Carrying Amount March 31, 2011	Carrying Amount December 31, 2010
Non-performing loans	$18,041	$55,921
Performing loans with a credit reserve	239,162	156,287
Performing loans	1,554,778	1,632,693

Total	$1,811,981	$1,844,901

        At March 31, 2011, the Company had real estate debt investments with an aggregate carrying amount of $73.4 million on non-accrual status.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        At March 31, 2011, the Company's loan portfolio principal and interest aging is as follows (inclusive of its non-performing loans) (in thousands):

1 - 90 Days	90+ Days
$749	$17,629

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

CS/Federal Venture

        In February 2006, the Company, through a joint venture with an institutional investor, acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the balance in cash. The loans mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment account. These costs will be amortized over the useful lives of the assets held by the joint venture. The Company accounts for its investment under the equity method of accounting. At March 31, 2011 and December 31, 2010, the Company had an investment in CS/Federal of approximately $6.0 million and $6.2 million, respectively. The Company recognized equity in earnings of $0.1 million for each of the three months ended March 31, 2011 and 2010.

NorthStar Real Estate Securities Opportunity Fund

        A subsidiary of the Company, as general partner of the Securities Fund, is currently in the process of determining the Securities Fund's final net asset value and expects to complete the process of dissolving the Securities Fund during the first half 2011.

        At March 31, 2011 and December 31, 2010, the carrying value of the Company's investment in the Securities Fund was $0.6 million and $0.7 million, respectively, each representing a 31.2% interest in the Securities Fund.

        For the three months ended March 31, 2010, the Company recognized equity in losses of $0.9 million.

LandCap Investment

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners, which is referred to as LandCap. LandCap was established to opportunistically invest in single family residential land through

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

land loans, lot option agreements and select land purchases. The joint venture is managed by a third party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At March 31, 2011 and December 31, 2010 the Company's investment in LandCap is carried at $8.4 million and $8.8 million, respectively. At March 31, 2011 and December 31, 2010, LandCap had investments totaling $34.8 million and $34.9 million, respectively. In addition, the Company has advanced approximately $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and is included in other assets in the consolidated balance sheets. For the three months ended March 31, 2011 and 2010, the Company recognized equity in losses of $0.4 million and $0.5 million, respectively.

Midwest Care Holdco TRS I LLC

        In April 2010, pursuant to the membership redemption agreement entered into in December 2009, the Company acquired the remaining 51% membership interest in Midwest Holdings owned by Chain Bridge for $1.0 million in cash. As a result of the acquisition, the Company held 100% of the common membership interest in Midwest and controlled all major decisions. Accordingly the operations of Midwest, which were previously accounted for under the equity method, were consolidated.

        The Company recognized equity in earnings of $2.4 million for the three months ended March 31, 2010.

NorthStar Income Opportunity REIT I, Inc.

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

NorthStar Real Estate Income Trust, Inc.

        At March 31, 2011 and December 31, 2010, the Company had an investment in NSREIT, the surviving entity, of approximately $2.2 million and $1.8 million, respectively. The Company recognized equity in earnings on this investment of an immaterial amount and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

Meadowlands One, LLC

        The Company owned a $109.7 million interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC which is secured by a retail/entertainment complex located in East Rutherford, NJ (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. The Company accounts for its 22% equity interest in the investment under the equity method of accounting. At March 31, 2011 and December 31, 2010, the carrying value of the Company's investment was approximately $66.0 million and $72.6 million, respectively. For the three months ended March 31, 2011, the Company recognized a provision for investment loss of $4.5 million and equity in losses of $2.1 million from its investment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The following is a table of the Company's outstanding borrowings as of March 31, 2011 and December 31, 2010:

	Initial Stated Maturity	Interest Rate (11)	Contractual Balance at March 31, 2011	Contractual Balance at December 31, 2010
Term Loans (recourse)
LB Term Loan(1)	2/9/2011	LIBOR + 1.50%	—	22,199
Term Loans (non-recourse)
Term Asset Backed Securities Loan Facility	10/29/2014	2.64%	14,682	14,682

Total Credit Facilities & Term Loans			14,682	36,881
Exchangeable Senior Notes (recourse)(2)(3)	6/15/2027	7.25%	31,915	68,165
Exchangeable Senior Notes ("7.5% Notes") (recourse)(2)(4)	3/15/2031	7.50%	172,500	—
Exchangeable Senior Notes ("NNN Notes") (recourse)(2)(5)	6/15/2013	11.50%	60,750	60,750
Liability to subsidiary trusts issuing preferred securities (subordinate recourse)(6)(7)
Trust I	3/30/2035	8.15%	41,240	41,240
Trust II	6/30/2035	7.74%	25,780	25,780
Trust III	1/30/2036	7.81%	41,238	41,238
Trust IV	6/30/2036	7.95%	50,100	50,100
Trust V	9/30/2036	3 month LIBOR 2.70%	30,100	30,100
Trust VI	12/30/2036	3 month LIBOR 2.90%	25,100	25,100
Trust VII	4/30/2037	3 month LIBOR 2.50%	31,459	31,475
Trust VIII	7/30/2037	3 month LIBOR 2.70%	35,100	35,100
Mortgage notes payable (non-recourse)
Salt Lake City	9/1/2012	5.16%	14,950	15,059
EDS	10/8/2015	5.37%	46,014	46,218
Executive Center(8)	1/1/2016	5.85%	51,480	51,480
Green Pond	4/11/2016	5.68%	16,820	16,884
Indianapolis	2/1/2017	6.06%	27,692	27,789
Northstar Healthcare GE	5/1/2015	3 month LIBOR + 5.95%	58,200	58,200
Northstar Healthcare—Park National	1/11/2014	5.94%	32,424	32,537

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

	Initial Stated Maturity	Interest Rate (11)	Contractual Balance at March 31, 2011	Contractual Balance at December 31, 2010
Northstar Healthcare—GE—WLK	1/11/2017	6.99%	159,136	159,135
Northstar Healthcare—GE—Tusc & Harmony	1/11/2017	7.09%	7,843	7,842
Northstar Healthcare—Harmony FNMA(9)	2/1/2017	6.39%	73,673	73,901
Northstar Healthcare—Grove City	3/30/2016	6.00%	4,393	3,040
Northstar Healthcare—Lancaster	3/30/2016	6.00%	6,694	6,280
Northstar Healthcare—Marysville	3/30/2016	6.00%	5,022	5,393
Northstar Healthcare—Washington	3/30/2016	6.00%	4,812	5,223
Northstar Healthcare—Miller Merril	6/30/2012	7.07%	116,806	116,806
Northstar Healthcare—ARL Mob Wachovia	5/11/2017	5.89%	3,337	3,349
Northstar Healthcare—St Francis	9/10/2010	LIBOR + 2.00%	—	—
Aurora	7/11/2016	6.22%	32,473	32,583
DSG	10/11/2016	6.17%	33,194	33,325
Keene	2/1/2016	5.85%	6,559	6,588
Fort Wayne	1/1/2015	6.41%	3,291	3,313
Portland	6/17/2014	7.34%	4,416	4,466
Milpitas	3/6/2017	5.95%	21,513	21,639
Fort Mill	4/6/2017	5.63%	27,700	27,700
Reading	1/1/2015	5.58%	13,575	13,643
Reading	1/1/2015	6.00%	5,000	5,000
Alliance	12/6/2017	6.48%	23,160	23,239
Castelton Park—A Note(10)	10/9/2010	LIBOR + 1.66%	36,252	—
Mezzanine loan payable (non-recourse)
Fort Mill	4/6/2017	6.21%	2,399	2,482
Bonds payable (non-recourse)(6)
N-Star I	8/1/2038	3 month LIBOR + 2.13% (average spread)	199,580	225,701
N-Star II	6/1/2039	LIBOR + 1.33% (average spread)	192,369	197,212

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

	Initial Stated Maturity	Interest Rate (11)	Contractual Balance at March 31, 2011	Contractual Balance at December 31, 2010
N-Star III	6/1/2040	LIBOR + 0.58% (average spread)	294,909	313,907
N-Star IV	7/1/2040	LIBOR + 0.60% (average spread)	257,849	258,769
N-Star V	9/5/2045	LIBOR + 0.53% (average spread)	434,095	434,633
N-Star VI	6/1/2041	3 month LIBOR + 0.52% (average spread)	271,698	271,698
N-Star VII	6/22/2051	LIBOR + 0.35% (average spread)	499,200	499,200
N-Star VIII	2/1/2041	LIBOR + 0.45% (average spread)	586,460	586,460
N-Star IX	8/7/2052	LIBOR + 0.40% (average spread)	701,480	744,960
CapSource	1/20/2037	3 month LIBOR + 0.42% (average spread)	875,108	916,005

			$5,711,540	$5,697,588

(1)
The Company repaid the outstanding balance of $22.2 million on March 9, 2011.

(2)
The contractual amounts may differ from the carrying value on the consolidated balance sheets due to the equity component of the debt.

(3)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

(4)
The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(5)
Approximately $9.9 million is held in an escrow account that is earmarked to repay the notes.

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

(9)
Mortgage note payable is classified as a liability held for sale on the condensed consolidated balance sheet as of March 31, 2011.

(10)
Mortgage note payable was obtained through foreclosure of a mezzanine loan having a principal amount of approximately $7.2 million and a maturity default as of January 15, 2011.

(11)
See Note 14 regarding the Company's derivative financial instruments which are used to manage interest rate exposure.

        Scheduled principal payment requirements on the Company's borrowings based on initial maturity dates are as follows as of March 31, 2011:

	Total	Mortgage and Mezzanine Loans	Secured Term Loan	Liability to Subsidiary Trusts Issuing Preferred Securities	Exchangeable Senior Notes(1)		Bonds Payable
2011	$43,739	$43,739	$—	$—	$—		$—
2012	173,743	141,828	—	—	31,915		—
2013	72,006	11,256	—	—	60,750	(2)	—
2014	60,908	46,226	14,682	—	—		—
2015	175,181	175,181	—	—	—		—
Thereafter	5,185,963	420,598	—	280,117	172,500		4,312,748

Total	$5,711,540	$838,828	$14,682	$280,117	$265,165		$4,312,748

(1)
$31.9 million of the Company's 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table reflects the holders repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

(2)
$9.9 million is held in an escrow account that is earmarked to repay the Company's 11.5% exchangeable senior notes.

        At March 31, 2011, the Company was in compliance with all covenants under its borrowings.

  Exchangeable Senior Notes

        In March 2011, the Operating Partnership issued $172.5 million of 7.50% exchangeable senior notes (the "7.50% Notes") due in 2031. The 7.50% Notes were offered in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The 7.50% Notes pay interest semi-annually in arrears on March 15 and September 15, at a rate of 7.50% per annum, and mature on March 15, 2031. The 7.50% Notes have an initial exchange rate representing an exchange price of $6.44 per share of the Company's common stock, subject to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

adjustment under certain circumstances. The 7.50% Notes are senior unsecured obligations of the Operating Partnership and may be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date for cash or common stock of the Company, or a combination of cash and common stock of the Company, at the Company's option. The 7.50% Notes are redeemable, at the Company's option, on and after March 15, 2016. The Company may be required to repurchase the 7.50% Notes upon the occurrence of certain events. The net proceeds from the offering were approximately $164.0 million.

        As of March 31, 2011 and December 31, 2010, the total carrying amount of the equity components of $249.5 million of exchangeable senior notes was $17.0 million and $4.9 million, respectively. The principal amount of the exchangeable senior notes liabilities was $265.2 million and $128.9 million as of March 31, 2011 and December 31, 2010, respectively. The unamortized discount of the liability components was $15.6 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively. The net carrying amount of the liability components was $249.5 million and $126.9 million at March 31, 2011 and December 31, 2010, respectively. Interest expense for the three months ended March 31, 2011 related to the exchangeable senior notes was $4.3 million, of which $3.6 million was related to contractual interest, respectively, and $0.7 million was attributable to amortization of the debt discount and deferred financing costs. Interest expense for the three months ended March 31, 2010 related to the exchangeable senior notes was $3.4 million, of which $3.0 million was related to contractual interest, respectively, and $0.4 million was attributable to amortization of the debt discount and deferred financing costs.

  Debt Repurchases

        During the three months ended March 31, 2011, the Company repurchased approximately $36.3 million face amount, having a carrying amount of $35.9 million, of its 7.25% exchangeable senior notes for a total of $37.7 million and $96.3 million face amount, having a carrying amount of $26.4 million, of its N-Star CDO bonds payable for a total of $34.2 million. The Company recorded a total net realized loss of $8.4 million in connection with the repurchase of its notes and bonds for three months ended March 31, 2011.

  Mortgage Note Refinancing

        On March 31, 2011, the Company closed on a $20.9 million loan with General Electric Capital Corporation. The proceeds were primarily used to refinance $19.9 million of loans bearing an interest rate of 9.25% and maturing in 2015 on four of its healthcare-related net leased assets. The loan has a five-year term with a one-year interest only period and principal and interest payments thereafter. The interest rate is 90-day LIBOR + 5.95% with a 1% LIBOR floor.

  Modification of Mortgage Loan

        The Company owns a partially vacant net lease property located in Cincinnati, Ohio. In November 2010, the mortgage lender declared a payment default and, in December 2010, began foreclosure proceedings on the property. At March 31, 2011, the Company was in discussions with the lender to transfer the property to the lender via a deed in lieu of foreclosure. At March 31, 2011, the Company had a reserve of $5.2 million and had no additional exposure related to this property.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions

Advisory Fees

        The Company has agreements with each of its N-Star CDO financings and its CSE RE 2006-A CDO financing to perform certain advisory services. As of January 1, 2010, the advisory fee income related to N-Star I, N-Star II, N-Star III and N-Star V is eliminated as a result of the consolidation of the respective CDO financings. The Company earned total fees on these agreements of approximately $0.4 million for the three months ended March 31, 2010, which is recorded in other income in the condensed consolidated statement of operations.

        The Company has an agreement with NSREIT and had an agreement with NSIO REIT prior to its merger, both commercial finance REITs, to perform certain advisory services. For each of the three months ended March 31, 2011 and 2010, the Company earned $0.1 million of fees on these agreements.

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

11. Equity Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock- based incentive awards, including incentive stock options, non-qualified stock options, and stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of March 31, 2011, the Company has issued an aggregate of 8,196,068 LTIP Units, net of forfeitures of 147,640 LTIP Units. An aggregate of 4,596,509 LTIP Units were converted to common stock and 581,669 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,196,068 LTIP Units, so long as the recipient continues to be an eligible recipient, 4,974,034 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation (Continued)

July 29, or October 29 for the three-year vesting period, 2,069,680 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 cliff vested on December 31, 2010, and 170,801 are subject to no vesting requirements. The Company accelerated the vesting of 280,495 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $1.7 million and $4.7 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there were approximately 458,725 unvested LTIP Units and 84,349 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Omnibus Incentive Plan LTIP Unit grants is $3.1 million, provided there are no forfeitures.

        In February 2011 the Company granted 370,370 LTIP Units to certain officers and employees of the Company. These LTIP Units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning on April 29, 2011. The Company has recognized $0.1 million in compensation expense related to these LTIP Units for the three months ended March 31, 2011.

        The status of all of the LTIP Unit grants as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011		December 31, 2010
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	4,289	$7.92	7,323	$9.85
Granted	370	5.13	—	—
Converted to common stock	(489)	6.81	(3,031)	12.59
Forfeited	(84)	10.67	(3)	8.55

Ending balance(2)	4,086	$7.74	4,289	$7.92

(1)
Reflects balance at January 1, 2011 and January 1, 2010 for the periods ended March 31, 2011 and December 31, 2010, respectively.

(2)
Reflects balance at March 31, 2011 and December 31, 2010, respectively.

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

        The incentive pool is expected to be divided into the following three separate incentive compensation components: (1) an annual cash bonus, tied to annual performance of the Company and paid after year end at or around completion of the year end audit; (2) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date; and (3) a long-term incentive, paid at the end of a three or four-year period based on the Company's achievement of cumulative performance goals for the three or four-year period, subject to the participant's continued employment through the payment date. The Committee expects to evaluate the Plan on an annual basis and consider alternatives to the foregoing as the Committee deems appropriate and in the best interests of the Company. Performance goals for each component will be set by the Committee initially upon the adoption of the Plan and at the beginning of each subsequent calendar year for each new cycle. The goals will generally be divided into ranges of performance, each of which will correspond to a pay-out level equal to a percentage of a participant's pool allocation for such component.

        In January of 2009 and 2010, an aggregate of 3,147,454 and 2,209,998 restricted stock units ("RSUs"), respectively, were allocated to executive officers of the Company under the long-term incentive component of the Plan. The RSUs are subject to the Company achieving cumulative performance hurdles or target stock prices established by the Committee for the three year periods ending December 31, 2011 and December 31, 2012. Upon the conclusion of the applicable three-year performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, inclusive of the dividends paid with respect to a share of common stock during the second and third year of the applicable three-year performance period, for each restricted stock unit actually earned (the "Long-Term Amount"). The Long-Term Amount, if any, will be paid in the form of shares of common stock or LTIP Units to the extent available under the Company's equity compensation plans or, if all or a portion of such shares or LTIP Units are not available, in cash; provided, that the amount of cash paid to any executive officer with respect to the Long-Term Amount shall not exceed certain maximum amounts set forth in the Plan.

        At March 31, 2011, the Company believes that it will meet the performance hurdle established for the period ending December 31, 2011 that would entitle the recipient to 50% of the RSUs granted. The Company does not believe that it will have a sufficient amount of common stock or LTIP Units to settle these RSUs and, accordingly, believes that these RSUs will be settled in cash. The Company has already recorded $2.1 million of equity-based compensation expense relating to these RSUs based upon the fair value of the target stock price component of the Plan on the dates that the RSUs were initially allocated to the executive officers. Prior to March 31, 2011, no compensation expense has been recorded relating to the performance hurdles under the Plan. When the Company determines that the performance hurdles are likely to be achieved, the Company is required to record a catch up adjustment to compensation expense for the amount of expense that would have been recorded if recognized ratably over the performance period. In addition, a cash settlement of a share-based payment classified as an equity instrument is required to be accounted for as a repurchase of the equity

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

11. Equity Based Compensation (Continued)

instrument at its fair value. In accordance with the guidance, the Company recorded an adjustment to compensation expense of $2.9 million, based on the closing price of the Company's common shares on March 31, 2011. The award to be paid in cash is currently classified as a liability and will be re-measured each reporting period based upon the stock price at the end of the reporting period and the Company's performance expectations for the duration of the performance period.

        At March 31, 2011, the Company does not currently have sufficient information to believe that the performance hurdle for the RSUs granted in 2010 are likely to be achieved and, accordingly, did not recognize compensation relating to the performance hurdles under the Plan for the performance period ending December 31, 2012. The target stock price component of the Plan for the period ending December 31, 2012 has been fair valued and the Company has recognized equity-based compensation of $0.2 million. To the extent earned, the Company expects to settle these RSUs in common stock or LTIP Units.

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

        During the three months ended March 31, 2011, the Company issued a total of 15,028 common shares pursuant to the Plan for a gross sales price of approximately $0.1 million. During the three months ended March 31, 2010, the Company issued a total of 23,975 common shares pursuant to the Plan for a gross sales price of approximately $0.1 million.

Dividends

        On January 19, 2011, the Company declared a dividend of $0.10 per share of common stock. The dividends were paid on February 14, 2011 to the stockholders of record as of February 4, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three months ended March 31, 2011and 2010 is computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Numerator (Income)
Basic Earnings
Net loss attributable to NorthStar Realty Finance Corp. common stockholders	$(103,793)	$(24,923)
Effect of dilutive securities:
Loss allocated to non-controlling interest	(5,592)	(2,373)

Dilutive net income/(loss) available to stockholders	$(109,385)	$(27,296)

Basic Earnings:
Shares available to common stockholders	78,196	75,069
Effect of dilutive securities:
OP/LTIP units	4,339	7,148

Dilutive Shares	82,535	82,217

Net income/(loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(1.33)	$(0.33)

        The earnings per share calculation takes into account the conversion of LTIP Units into common shares. The LTIPS convert on a one-for-one basis into common shares and share equally in the Company's earnings. Depending on the timing of LTIP conversions and the amount of LTIPS converted, relative to the timing of the Company's earnings allocated to the LTIP non-controlling interest, and the weighting of the common shares, the LTIP conversions may result in an anti-dilutive effect on earnings per share.

13. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between shareholders' equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

13. Non-controlling Interest (Continued)

underlying equity in the Operating Partnership. As of March 31, 2011 and December 31, 2010, non-controlling interest related to the aggregate limited partnership units of 4,086,759 and 4,292,199, represented a 4.94% and 5.21% interest in the Operating Partnership, respectively. Income/(loss) allocated to the operating partnership non-controlling interest for the three months ended March 31, 2011 and 2010 was a loss of $5.6 million and a loss of $2.4 million, respectively.

Contingently Redeemable Non-controlling Interest

        In July, 2010, the Company was notified by Inland American that Inland American desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties (the "Target Portfolio") or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. NRF Healthcare LLC has commenced a sale process for the Target Portfolio. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the Target Portfolio by October 9, 2011, then Inland American may undertake a sale process for the Target Portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011 and, in any event, beginning August 8, 2011, all future operating cash flow in excess of debt service will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. The Company is currently exploring alternatives with respect to its healthcare portfolio, including discussing with Inland a potential modification and extension to the terms of the preferred membership interest.

        Income allocated to Inland American's non-controlling interests for the three months ended March 31, 2011 and 2010 was income of $2.6 million and $2.6 million, respectively.

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

        Derivatives not designated as hedges are not speculative and are used to manage the Company's exposure to interest rate movements and other identified risks but do not meet strict hedge accounting requirements. For the three months ended March 31, 2011 and 2010 the Company recorded, in earnings, a mark-to-market unrealized gain of $19.0 million and an unrealized loss of $33.7 million, respectively, for the non-qualifying interest rate swaps. For the three months ended March 31, 2011 and 2010, the Company recorded a $1.9 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize the Company's derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of March 31, 2011 and December 31, 2010:

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of March 31, 2011	63	$2,678,745	$(201,673)	0.37% - 7.00%	December 2011 - October 2019
As of December 31, 2010	64	$2,812,409	$(220,630)	0.37% - 7.00%	February 2011 - October 2019

        The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2011 and December 31, 2010, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the fair value of the Company's derivative financial instruments as well as their classification on its balance sheet as of March 31, 2011 and December 31, 2010:

Tabular Disclosure of Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	As of March 31, 2011		As of December 31, 2010		As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate products	Derivative instrument, at fair value	$—	Derivative instrument, at fair value	$—	Derivative liability, at fair value	$—	Derivative liability, at fair value	$—

Total derivatives designated as hedging instruments		$—		$—		$—		$—

Derivatives not designated as hedging instruments
Interest rate products	Derivative instrument, at fair value	$55	Derivative instrument, at fair value	$59	Derivative liability, at fair value	$(201,728)	Derivative liability, at fair value	$(220,689)

Total derivatives not designated as hedging instruments		$55		$59		$(201,728)		$(220,689)

        The following tables present the effect of the Company's derivative financial instruments on its statement of operations for the three months ended March 31, 2011and 2010:

Derivatives in Cash Flow Hedging Relationships

	Location of Gain/(loss) recognized in income	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest rate products
Amount of gain or (loss) in OCI on derivative (effective portion)	n/a	$—	$(857)
Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Interest Expense	$—	$(335)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

Derivatives Not Designated as Hedging Instruments

	Location of Gain/(loss) recognized in income	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest rate products
Amount of gain or (loss) recognized in income	Unrealized gain (loss) on investment and other	$(18,957)	$(33,749)
Amount of gain or (loss) reclassified from accumulated OCI into income	Unrealized gain (loss) on investment and other	$(1,874)	$(1,404)

        At March 31, 2011, the Company's counterparties hold approximately $23.7 million of cash margin as collateral against its swap contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, approximately 60.5% of the Company's rental and escalation revenue for the three months ended March 31, 2011, is generated from one tenant and one operator in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

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

        The following table summarizes segment reporting for the three months ended March 31, 2011 and 2010:

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Healthcare	Broker- Dealer	Unallocated(1)	Consolidated Total
March 31, 2011:
Interest income	$46,945	$4	$50,609	$59	$—	$23	$97,640
Rental and escalation income	39	9,578	—	23,310	—	—	32,927
Commission income	—	—	—	—	918	—	918
Other revenue	212	4	4	46	59	8	333

	47,196	9,586	50,613	23,415	977	31	131,818
Interest expense	(8,791)	(5,681)	(9,945)	(10,538)	(65)	1,600	(33,420)
Operating expenses	—	(1,676)	—	(10,818)	—	(3)	(12,497)
Commission expense	—	—	—	—	(717)	—	(717)
Realized gain (loss)	11,938	—	10,071	(535)	—	(602)	20,872
Unrealized gain (loss)	(136,655)	—	13,072	(16)	—	(28,619)	(152,218)
Equity earning in unconsolidated venture	(2,305)	9	(8)	—	—	76	(2,228)
Impairment on operating real estate / loan loss reserves	(28,982)	—	—	—	—	—	(28,982)
Depreciation & amortization	(270)	(3,971)	—	(3,543)	(15)	(283)	(8,082)
G&A and other	(4,091)	(715)	(961)	(1,350)	(1,959)	(11,927)	(21,003)

	(169,156)	(12,034)	12,229	(26,800)	(2,756)	(39,758)	(238,275)
Income from discontinued operations	(219)	49	—	579	—	—	409
Gain on sale of discontinued operations, net of minority interest	50	4,981	—	—	—	—	5,031

Consolidated net (loss)/income	(122,129)	2,582	62,842	(2,806)	(1,779)	(39,727)	(101,017)

Net income (loss) attributable to the non-controlling interest	6,606	(140)	(3,399)	152	96	2,149	5,464
Preferred stock dividends	(6,325)	134	3,254	(145)	(92)	(2,057)	(5,231)
Contingently redeemable	(3,638)	77	1,872	(84)	(53)	(1,183)	(3,009)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(125,486)	$2,653	$64,569	$(2,883)	$(1,828)	$(40,818)	$(103,793)

Total Assets as of March 31, 2011	$2,209,633	$400,836	$1,914,478	$606,779	$1,470	$268,465	$5,401,662

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

	Real Estate Debt	Operating Real Estate	Real Estate Securities	Healthcare	Broker- Dealer	Unallocated(1)	Consolidated Total
March 31,2010:
Interest income	$21,391	$5	$36,111	$57	$—	$11	$57,575
Rental and escalation income	38	9,310	—	9,941	—	—	19,289
Commission income	—	—	—	—	—	—	—
Other revenue	225	3	1,909	—	—	57	2,194

	21,654	9,318	38,020	9,998	—	68	79,058
Interest expense	(11,213)	(5,947)	(7,105)	(7,503)	—	(395)	(32,163)
Operating expenses	(3)	(1,549)	—	(45)	—	(4)	(1,601)
Commission expense	—	—	—	—	—	—	—
Realized gain (loss)	(1,173)	—	2,889	(283)	—	—	1,433
Unrealized gain (loss)	(1,101)	—	25,238	—	—	(24,576)	(439)
Equity earning in unconsolidated venture	(461)	140	(912)	2,413	—	169	1,349
Impairment on operating real estate / loan loss reserves	(36,316)	—	—	—	—	—	(36,316)
Depreciation & amortization	(4)	(3,977)	—	(3,502)	(2)	(300)	(7,785)
G&A and other	(3,328)	(487)	(920)	(1,392)	(856)	(16,945)	(23,928)

	(53,599)	(11,820)	19,190	(10,312)	(858)	(42,051)	(99,450)
Income from discontinued operations	—	60	—	229	—	—	289

Consolidated net (loss)/income	(31,945)	(2,442)	57,210	(85)	(858)	(41,983)	(20,103)

Net income (loss) attributable to the non-controlling interest	3,772	288	(6,755)	(1,952)	101	4,957	411
Preferred stock dividends	(8,313)	(635)	14,887	(22)	(223)	(10,925)	(5,231)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(36,486)	$(2,789)	$65,342	$(2,059)	$(980)	$(47,951)	$(24,923)

Total Assets as of March 31, 2010	$2,113,427	$441,580	$1,251,211	$625,362	$—	$96,233	$4,527,813

(1)
Corporate Investments and Other includes corporate level investments, corporate level interest income, interest expense and unallocated general & administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

16. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the three months ended March 31, 2011 and 2010 is presented below:

	March 31
	2011	2010
Foreclosure of operating real estate	(56,770)
Assumption of mortgage notes and loans payable in connection with foreclosure	36,252
Reduction of real estate debt investments in connection with foreclosure	7,215
Elimination of real estate debt investments in connection with foreclosure	13,527
Increase of restricted cash in connection with foreclosure	(2,075)
Consolidate assets of of Nstar CDO financing	—	(812,166)
Consolidate liabilities of Nstar CDO financing	—	628,595
Consolidate non-controlling interest	—	3,216
Distribution of operating real estate to non-controlling interest	—	9,525
Distribution of mortgage notes and loans payable to non-controlling interest	—	(4,734)
Deconsolidate of non-controlling interest	—	(1,815)

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

        As of March 31, 2011 and December 31, 2010, cash equivalents, accounts receivable and accounts payable, reasonably approximate their fair values due to the short-term maturities of these items. The available for sale securities are carried on the balance sheet at their estimated fair value.

        For the real estate debt investments the fair value of the fixed and floating rate investments was approximated comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risks or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated assuming fully extended maturities regardless of structural or economic tests required to achieve such extended maturities. At March 31, 2011 the fair market value was $1.6 billion with a gross principal amount of $2.7 billion. At December 31, 2010, the fair market value was $1.6 billion with a gross principal amount of $2.7 billion. Of the $2.7 billion gross principal amount, approximately $997.1 million of gross principal amount in CSE RE 2006-A was recorded at a fair market value of approximately $321.4 million at December 31, 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

17. Fair Value of Financial Instruments (Continued)

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available to estimate their fair value. At March 31, 2011, the fair market value of the 7.50% exchangeable senior notes was $158.3 million with a carrying amount of $158.2 million, the fair market value of the 7.25% exchangeable senior notes was $32.7 million with a carrying amount of $31.7 million and the fair market value of the 11.50% exchangeable senior notes was $64.4 million with a carrying amount of $59.6 million. At December 31, 2010, the fair market value of the 7.25% exchangeable senior notes was $64.4 million, with a carrying amount of $67.4 million and the fair market value of the 11.50% exchangeable senior notes was $56.8 million with a carrying amount of $59.4 million.

        For fixed rate mortgage loans payable, the Company uses rates currently available to them with similar terms and remaining maturities to estimate their fair value. At March 31, 2011, the fair market value was $850.1 million with a carrying amount of $838.8 million. At December 31, 2010, the fair market value was 818.9 million with a carrying amount of $803.1 million.

        As of March 31, 2011 the estimated fair value of the Company's TALFs was approximately $15.1 million with a carrying amount of $14.7 million. As of December 31, 2010 the estimated fair value of the Company's TALFs was approximately $15.3 million with a carrying amount of $14.7 million. The estimated fair value is based on interest rates available at March 31, 2011 and December 31, 2010, respectively, for issuance of debt with similar terms and remaining maturities. The estimated fair value of the Company's TALFs is not necessarily indicative of the amounts that the Company could realize in a current market exchange.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

18. Commitments and Contingencies

Chatsworth Property

        One of the Company's net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to Washington Mutual Bank, FA, or WaMu. NRFC NNN Holdings, Inc. , or NNN, which is a subsidiary of the Company, is a defendant in a lawsuit, or the Lawsuit, filed by GECCMC 2005-CI Plummer Office Limited Partnership, or the Lender, in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of the Company's subsidiaries, NRFC Sub IV, that were 100% leased, or the Lease, to WaMu. The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of approximately $45 million, or the Judgment. NNN intends to vigorously pursue an appeal of the decision.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount in Thousands, Except per Share Data

(Unaudited)

18. Commitments and Contingencies (Continued)

        Pursuant to the guidance Accounting for Contingencies, an estimated loss from a loss contingency shall be accrued by a charge to income if two conditions are met. First, information available prior to the issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the facts of the loss. Second, the amount of the loss can be reasonably estimated. The Company believes it is not probable that the Lawsuit will result in an unfavorable outcome and, therefore, the Company has not established an accrual relating to the Lawsuit.

        In connection with filing for an appeal, pursuant to California law NNN is required to post a bond in an amount equal to one and a half times the amount of the Judgment, or the Bond. Accordingly, the Company has entered into a standard General Agreement of Indemnity with an issuer of surety bonds, or the Surety Agreement. On January 7, 2011, as part of the Surety Agreement, in connection with the issuance of the Bond, the Company posted cash collateral equal to thirty- eight percent of the amount of the Bond, or approximately $26.1 million.

19. Subsequent Events

Dividends

        On May 4, 2011, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on May 25, 2011, to the stockholders of record as of the close of business on May 18, 2011.

Debt Repurchases

        During April 2011, the Company repurchased approximately $8.5 million face amount of its 7.25% exchangeable senior notes for a total of $8.8 million, $4.0 million face amount of its 11.50% exchangeable senior notes for a total of $4.3 million and $82.3 million face amount of its N-Star CDO bonds payable for a total of $34.7 million.

B-Piece Transaction

        During April 2011, the Company was selected as the winning bidder of the "B-piece" in a new approximately $2 billion CMBS securitization. The Company expects the transaction to close in the second quarter of 2011 and expects, subject to obtaining certain ratings on the bonds, to utilize approximately $7 million of unrestricted cash and $20 million of restricted cash in its CDO financings as part of the transaction. The Company intends to appoint itself as special servicer in the securitization.

Healthcare Net Lease Sale

        In April 2011, the Company completed the sale of a portfolio of healthcare net lease assisted living facilities for $101.5 million. The purchaser assumed $73.5 million of mortgage debt secured by the assets in the portfolio.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements and notes thereto included in this report.

Forward-Looking Statements

        Certain items in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, financing needs, future market opportunities, financial condition and disclosure in Item 2. of this report—Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward- looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, and those described from time to time in our future reports filed with the Securities and Exchange Commission. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

Introduction

        We primarily derive revenues from interest income on the real estate debt investments that we originate with borrowers or acquire from third parties and our real estate securities in which we invest. We generate rental income from our net lease investments.

        We primarily derive income on a recurring basis through the difference between the interest and rental income we are able to generate from our investments, and the cost at which we are able to obtain financing for our investments. In order to protect this difference, or "spread", we seek to match-fund our investments using secured sources of long term financing such as CDO financings, mortgage financings and long-term unsecured subordinate debt. Match-funding means that we try to obtain debt with maturities equal to our asset maturities, and borrow funds at interest rate benchmarks similar to our assets. Match-funding results in minimal impact to spread when interest rates are rising and falling and minimizes refinancing risk since our asset maturities match those of our debt. We may also acquire investments which generate attractive returns with no long-term financing. Realized gains have more recently been a significant source of income and have been primarily derived by selling assets at premiums to our carrying values. Realized gains are very dependent on market conditions; therefore, it is difficult to predict whether realized gains may be a significant part of our income in the future.

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

  •
  Assets Under Management ("AUM") growth is a key driver of our ability to grow our earnings, but is of lesser importance than other metrics such as AFFO.

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

Outlook and Recent Trends

        Virtually all commercial real estate property types were adversely impacted by the recent economic recession, including core property types such as hotel, retail, office, industrial and multi-family properties. Land, condominium and other commercial property types have been more severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Our loan loss provisioning levels for 2009 and 2010 were higher than in the past due to the impact of these conditions. Despite weak economic conditions, during 2010 and into 2011, investor interest began returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and in certain asset types such as apartments and hotels that are expected to benefit quickly from recovering economic conditions. During the remainder of 2011, the degree to which commercial real estate values erode or improve within the local markets in which our real estate collateral is located will impact the level of loan losses in our asset base.

        Many of our real estate loans bear interest rates based on a spread to one-month LIBOR, a floating rate index based on rates that banks charge each other to borrow. One-month LIBOR as of March 31, 2011, is 0.24%, well below its 2.93% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which have partially offset decreasing cash flows caused by the recent economic recession, and extended the life of interest reserves for those loans that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property, although the availability and cost of debt capital appears to have a much more significant impact on property values. Although investor interest in real estate has improved into 2011, much of the new capital has been directed to the highest quality, stabilized urban real estate assets and properties expected to benefit quickly from improving economic conditions. Many of our collateral properties had business plans to improve occupancy and cash flows that have not been accomplished due to the recent economic recession. Weak cash flow performance and conservative underwriting standards by current market lenders continue to cause difficulties in obtaining repayments at maturity for our loans.

        For existing loans, when credit spreads widen, which was the case in 2008 and early 2009, the economic value of existing loans decreases. Although credit spreads decreased in 2010, if a lender were to originate a similar loan today, such loan would likely still carry a greater credit spread than the existing loan as a result of the recent economic recession. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the economic value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan will impact the total proceeds that the lender will receive.

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

        Real estate securities values are also influenced by credit ratings assigned to the securities by accredited rating agencies. In 2009, the rating agencies changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Combined with a poor economic outlook, their reviews have resulted in large amounts of ratings downgrade actions for CMBS in 2009, 2010 and into 2011, negatively impacting market values of CMBS and in many cases negatively impacting the CDO financing structures used by us and others to leverage these investments. To some extent, we countered the rating agency downgrades by purchasing approximately $1.2 billion of CMBS in 2009 and 2010 at a weighted average discount to par of approximately 60%.

        Our net leased assets are also adversely impacted by a weaker economy. Corporate space needs contracted resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants, which could result in their inability to meet the terms of their leases.

Our Strategy

        We responded to these difficult conditions by decreasing investment activity and aggressively raising corporate capital when we observed deteriorating market conditions and we expect credit to continue to be challenging for the remainder of 2011. We currently anticipate that most of our investment activity and uses of available unrestricted cash liquidity will be focused on discounted repurchases of our previously issued debt securities, opportunistic investments and growth in our asset management portfolio.

        The relative lack of supply and high demand for capital is allowing investors with cash to make investments with attractive returns compared to historical levels. For this reason, in addition to raising capital in the public markets, we are working to raise equity capital through alternative channels, especially in the non-listed REIT market. During 2010, we raised approximately $37.7 million in the non-traded REIT sector for NSREIT and its predecessor, and filed a registration statement for NorthStar Senior Care Trust, Inc. During the first quarter 2011, we raised $9.3 million, bringing the total raised to date to $40 million for our non-listed REIT effort, with executed selling agreements with broker-dealers covering an average of approximately 2,700 registered representatives for the quarter. NRF Capital Markets LLC, our wholly-owned broker dealer subsidiary, currently has executed selling agreements with broker-dealers covering more than 12,000 registered representatives and is in the due diligence phase with firms covering an additional approximately 20,000 registered representatives. There is no assurance that NRF Capital Markets, LLC will execute selling agreements with all or any of the registered representatives that are currently conducting due diligence. We are the advisor to these companies and earn management fees which vary based on the amount of assets under management and investment performance. We expect to use our broad commercial real estate investment and management platform to operate these companies and to earn management fees in return for our services, and the non-traded REIT efforts reflect our strategy of accessing alternative sources of equity capital and leveraging our existing platform to generate fee revenues.

Our Financing Structures

        As of March 31, 2011, approximately $4.0 billion of our collateralized debt obligations permit reinvestment of capital proceeds, which means when the underlying assets repay or are sold we are able to reinvest the proceeds in new assets without having to repay the liabilities. Approximately $954.4 million of our funded loan commitments have their initial maturity date during the remainder of 2011; however, many of the loans contain extension options of at least one year. We also expect that a majority of the $686.9 million of loans having final maturities during the remainder of 2011 will have their maturities extended beyond 2011 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital. It is therefore difficult to estimate how much capital, if any, will be generated in our CDO financings from loan repayments during the remainder of 2011.

        Our CDO structures do not have corporate financial covenants but require that the underlying loans and securities meet interest coverage and collateral value coverage (as defined by the indentures) in order for us to receive regular cash flow distributions. If the tests are not met, cash flow is diverted from us to repay the liabilities until the tests are back into compliance. In some cases, our ability to reinvest can be adversely impacted if these tests are not in compliance. Ratings downgrades and defaults of CMBS and other securities can reduce the deemed value of the security in measuring collateral coverage, depending on the level of the downgrade. Also, defaults in our loans can reduce the collateral coverage of the defaulted loan in our CDO structures. As economic conditions remain weak and capital for "legacy" commercial real estate assets remains scarce, we expect credit quality in our assets to remain weak. While we have devoted a majority of our resources to managing our existing asset base, a poor economic environment and additional credit ratings downgrades will make maintaining compliance with the CDO structures more difficult, jeopardizing regular cash flow distributions to our company.

        We believe that liquidity is returning to the commercial real estate finance markets and corporate capital is currently available to the stronger REITs. Approximately $20.3 billion in multi-borrower CMBS transactions were completed during 2010 and the first quarter of 2011, and many industry experts are predicting at least $30-$40 billion of total CMBS issuance in 2011. Wall Street banks have also begun to more actively provide credit to real estate lenders to originate or purchase new real estate loans. We expect that credit availability will continue to improve during the remainder of 2011, increasing opportunities for us to access attractive capital.

Risk Management

        We use many methods to actively manage our asset base to preserve our income and capital. For loans and net lease assets, frequent dialogue with borrowers/tenants and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early and prior to missed debt service and lease payments. Many of our loans also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property. We also may negotiate modifications to loan terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. When we make a concession such as reducing an interest rate or extending a maturity date, we seek to get additional collateral and/or fees in return for the modification although as challenging real estate conditions continue, obtaining additional collateral from struggling borrowers is difficult. In some cases we may issue default notices and begin foreclosure proceedings when the borrower is not complying with the loan terms and we believe taking control of the collateral is the best course of action to protect our capital. For net leases, we may seek to obtain up-front or accelerated payment in return for an early cancelation of the lease if we believe the tenant's creditworthiness has significantly deteriorated and that taking control of the property and re-leasing it maximizes value.

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

        Securities investments generally have a more liquid market than loans and net lease assets, but we typically have very little control over restructuring decisions when there are problems with the underlying collateral. We have become a rated special servicer by S&P and Fitch and intend to appoint ourselves as special servicer in CMBS transactions where we become the controlling class holder in order to, among other things, have more control over restructurings. We manage risk in the securities portfolio by selling the asset when we can obtain a price that is attractive relative to its risk. In certain situations, we may sell an asset because there is an opportunity to reinvest the capital into a new asset with a more attractive risk/return profile.

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

        On July 8, 2010, we acquired, as part of the CSE RE 2006-A CDO acquisition, commercial real estate loans having an aggregate $1.1 billion outstanding principal balance. The loans were recorded as of July 8, 2010, at their estimated $396.0 million fair market value. As of March 31, 2011, the CSE RE 2006-A loans had an aggregate $888.3 million outstanding principal balance and an aggregate $251.2 million carrying value. The $654.9 million acquisition discount as of March 31, 2011, acts as a built-in reserve for credit issues and recoveries less than contractual amounts related to these acquired loans. Although fair market values and any related discounts to outstanding principal balances were determined on a loan-by-loan basis and therefore cannot be allocated to other loans, we believe the overall discount provides protection to our basis for ongoing credit issues associated with this portfolio.

        At March 31, 2011, we had two loans, exclusive of the CSE RE 2006-A loans, totaling $41.0 million of aggregate outstanding principal amount on non-performing status due to maturity defaults, and $38.8 million of our loan loss reserves were allocated to these loans. First mortgages represent approximately 30.5% of the gross book value of these loans (exclusive of reserves), and 69.5% of the loans are backed by land collateral. There can be no assurance that there will be acceptable outcomes under our non-performing loans and accordingly, we may, in the future, determine that more reserves are required for these loans.

        During March, 2011, we foreclosed on a mezzanine loan having a principal amount of approximately $7.2 million and a maturity default as of January 15, 2011.

        Overall, the prolonged poor economic conditions and the scarcity of commercial real estate debt capital resulted in increasing stress levels for commercial real estate credit. A shrinking economy generally results in decreasing real estate cash flows as corporations and consumers reduce their real estate needs, travel and spending. While the overall economy has recently seen some signs of growth, generally lower property cash flows than when the existing financing was completed are causing real estate owners to continue to have difficulty refinancing their assets at maturity. Many owners are also having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows. Property values are generally lower today than when many of our loans were originated. Lower values make it difficult for real estate investors to sell their properties and to recoup their capital. As a result of the generally weak commercial real estate market, many lenders, including us, are concluding that extending loans at maturity, rather than foreclosure and sale, may be the most attractive path for maximizing value.

        Many of our loans were made to borrowers who had a business plan to improve the collateral property and who therefore needed a flexible balance sheet lender. In many cases we required the borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also required the investor to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates, we expect that in the future some of our borrowers may have difficulty servicing our debt because they cannot achieve their business plan. If any of our borrowers are unable to replenish reserves and otherwise are unable to ultimately achieve their business plans, the related loans may become non-performing. In addition, even if a borrower's business plan is achieved, current real estate valuations and the financing environment may result in a borrower being unable to recoup its invested capital and a default under the loan causing a partial or full loss of our loan principal.

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

Las Vegas, NV Casino/Hotel Mezzanine Loan.

        We own an $89 million mezzanine loan (the "NV Loan") that is secured by the Hard Rock Hotel and Casino in Las Vegas, NV (the "Hard Rock"). We, along with certain of the other lenders, and the borrower and its affiliates under the NV Loan, have completed a long-term restructuring of the NV Loan. As part of the restructuring, Brookfield took ownership of the Hard Rock and entered into a seven-year loan with the existing senior lender, subject to achieving certain tests, and we will retain our $89 million mezzanine loan (or its economic equivalent), as well as an equity participation in the Hard Rock. There is no assurance that the restructured NV Loan will be successful over time. Accordingly, we may lose all of our investment, which could have a material adverse effect on our business and operations.

German Retail Portfolio Mezzanine Loan Participation

        We own a €43.4 million participation in a mezzanine loan that is collateralized by a German retail portfolio that is net leased to a single tenant (the "Tenant") that filed for bankruptcy in Germany (the "German Loan"). The sale of the Tenant by the German bankruptcy administrator to Berrgruen Holdings was finalized on October 8, 2010 allowing for a restructuring of the German Loan effective as of July 20, 2010. Since the restructuring the loan has been performing, however, there can be no assurance that the German Loan will not default in the future. We are also subject to foreign currency translation gains or losses based upon the effective exchange rates at the end of each reporting period. For the period ending March 31, 2011, we recognized a foreign currency translation gain of approximately $3.7 million, which is recorded in realized gains on investments and other in the condensed consolidated statement of operations.

Critical Accounting Policies

        Refer to the section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting policies" for a full discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In April 2011, the FASB issued guidance requiring that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We are evaluating the effect the guidance will have on our condensed consolidated financial statements.

Consolidation of Variable Interest Entities

B-Piece Transactions

        We may obtain ownership of the controlling class of a securitization through our current investments in "B piece" securities or through our ownership of CMBS bonds. Ownership of the controlling class may give us the right to appoint the special servicer in the applicable CMBS securitization and certain veto rights. Having the ownership in the controlling class and the right to appoint the special servicer may require us to consolidate these CMBS securitizations, which would result in recording all the assets and liabilities of these securitizations in our balance sheet and the revenue and expenses of the securitization in our Statement of Operations.

        In March 2011, our existing investment in securities of a securitization, with a fair value of $3.6 million as of March 31, 2011 became the controlling class of a securitization we did not sponsor. The securitization was formed in April 2000 and our investment is generally passive in nature. The ownership of more than 50% of the controlling class and the right to appoint the special servicer, gives us the power to direct the activities that impact the economic performance of the VIE. This entity should be consolidated, but we are unable to determine the fair value of the collateral due to lack of available information. We have made, and continue to make, exhaustive efforts to obtain information about this entity and have excluded it from the application of ASC 810-10 due to lack of essential information to determine the accounting required to consolidate the entity. Since the securitization was created in 2000, it is pre 2003 and we have therefore applied the scope exemption available in ASC 810-10-15-17(C). We will continue to request this information, but the master servicer is not legally obligated to provide us the non-public documentation and has not provided the information related to the collateral requested by us.

        The principal amount of the assets and liabilities each is approximately $29.3 million. The bonds are non-recourse to us and our maximum exposure to loss is our investment in the securities in the securitization of $3.6 million as of March 31, 2011.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenues

Interest Income

        Interest income for the three months ended March 31, 2011 totaled $97.6 million, representing an increase of $40.0 million, or 70%, compared to $57.6 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, the increase in interest income was primarily attributable to: (i) the addition of $33.2 million in interest income, of which $11.9 million was related to contractual interest, $11.8 million related to accretion of the discount on loans fully repaid and $9.5 million related to accretion of the discount on loans outstanding, as the result of the July 2010 acquisition of CSE RE 2006-A CDO financing's real estate debt investments and available for sale securities and (ii) the addition of $12.4 million in interest income as the result of the July 7, 2010 consolidation of the N-Star IX CDO financing's available for sale securities and real estate debt investments partially offset by lower average interest rates due to loan modifications and lower comparable asset balances resulting in a decrease of approximately $5.4 million in interest income.

Rental and Escalation Income

        Rental and escalation income for the three months ended March 31, 2011 totaled $32.9 million, representing an increase of $13.6 million, or 71%, compared to $19.3 million for the three months ended March 31, 2010. The increase was primarily attributable to an increase of approximately

$13.4 million related to the acquisition of the 51% membership interest in Midwest Holdings formerly owned by Chain Bridge, an increase of approximately $0.6 million related to an office park in Indiana as a result of its March, 2011 foreclosure and an increase in rental income of approximately $0.1 million related to a new lease at our Reading, PA property, partially offset by a decrease of $0.5 million related to lower rents and the remaining vacancy at the Cincinnati, OH property.

Commission Income

        Commission income represents income earned by us for selling equity, through our broker-dealer subsidiary, for the NorthStar Real Estate Income Trust, Inc. For the three months ended March 31, 2011, we recorded $0.9 million in commission income related to these capital raising efforts. We had no such commission income for the three months ended March 31, 2010.

Other Revenue

        Other revenue for the three months ended March 31, 2011 totaled $0.3 million, representing a decrease of $1.9 million, or 91%, compared to $2.2 million for the three months ended March 31, 2010. Other revenue for the three months ended March 31, 2011 consisted primarily of $0.2 million in interest income and advisory fees and $0.3 million in various other fees, such as exit fees, draw fees, and late fees. Other revenue for three months ended March 31, 2010 consisted primarily of $0.9 million in early redemption fees on debt securities available for sale, $0.4 million in advisory fees on the N-Star CDO IX financing, $0.6 million in interest income from securities owed in our CDO financings prior to consolidation and $0.2 million in other fees.

Expenses

Interest Expense

        Interest expense for the three months ended March 31, 2011 totaled $33.4 million, representing an increase of $1.2 million, or 4%, compared to $32.2 million for the three months ended March 31, 2010. The increase in interest was primarily the result of: (i) the addition of $2.0 million in interest expense as the result of the July 8, 2010 acquisition of CSE RE 2006-A CDO vehicle; (ii) the addition of $1.3 million in interest expense as the result of the July 7, 2010 acquisition of the N-Star IX CDO financing from our securities fund; (iii) $2.0 million in additional interest related to refinancing of loans and modifications in our health care portfolio; (iv) $0.6 million in additional interest due to the March 2011 issuance of our 7.50% Notes; and (v) $0.6 million in additional interest due to various new investments. The increase in interest expense was partially offset by (i) $4.2 million in lower interest as a result of the June 30, 2010 repayment of the WA Secured Term Loan and Euro-note (ii) $0.6 million in lower expense due to the repurchase of related party bonds; and (i) $0.3 million lower interest on our 11.50% and 7.25% exchangeable senior notes due to 2010 repurchases.

Real Estate Properties—Operating Expenses

        Real estate property operating expenses for the three months ended March 31, 2011 totaled $12.5 million, representing an increase of $10.9 million, or 681%, compared to $1.6 million for three months ended March 31, 2010. The increase was primarily attributable to $11.0 million related to our acquisition of an additional 51% membership interest in Midwest Holdings, formerly owned by Chain Bridge, partially offset by lower expenses of approximately $0.1 million due to reduced occupancy.

Asset Management Expenses

        Asset management expenses for the three months ended March 31, 2011 totaled $1.6 million, representing an increase of approximately $0.9 million, or 129%, compared to $0.7 million for the three months ended March 31, 2010. Asset management expenses consist of cost incurred related to maintaining existing assets under management, such as legal and consulting fees related to loan modifications and restructurings and acquisition cost related to new investment activity. The increase in asset management expenses was primarily attributable to additional asset under management related to the acquisition of the CSE RE 2006-A CDO of $0.6 million and additional legal expenses related to existing asset management of approximately $0.3 million.

Commission Expense

        Commission expense represents the portion of commission income which is paid to broker dealers with whom we have distribution agreements. For the three months ended March 31, 2011, we recorded $0.7 million in commission expense related to capital raising efforts. We had no such commission expense for the three months ended March 31, 2010.

Asset Management Fees—Related Party

        We had no asset management fees-related parties for the three months ended March 31, 2011 due to the internalization of our healthcare management team. Asset management fees-related parties for the three months ended March 31, 2010 totaled $0.5 million and represented asset management fees associated with our healthcare portfolio.

Provision for Loan Losses

        Provision for loan losses for the three months ended March 31, 2011 totaled $24.5 million for eight loans. The provision for loan losses as of March 31, 2011 includes $19.1 million for mezzanine loans, $5.0 million for subordinated mortgage interests and $0.4 million for first mortgage whole loans. The provision for loan losses for the three months ended March 31, 2010 included $6.1 million for first mortgage whole loans, $14.0 million for subordinated mortgage interests, $17.0 million for mezzanine loans and a $0.8 million credit for a first mortgage whole loan.

Provision for Loss on Equity Investment

        Provision for Loss on Equity Investment losses for the three months ended March 31, 2011 totaled $ 4.5 million, representing a permanent impairment on our joint venture investment in the NJ Property. Our investment was permanently impaired as a result of the current recapitalization values.

General and Administrative

        General and administrative expenses for the three months ended March 31, 2011 totaled $19.3 million, representing a decrease of $3.5 million, or 16%, compared to $22.8 million for the three months ended March 31, 2010. The primary components of our general and administrative expenses were the following:

        Salaries and equity-based compensation for the three months ended March 31, 2011 totaled $12.7 million, representing a decrease of approximately $3.8 million, or 24%, compared to $16.5 million, for the three months ended March 31, 2010. The decrease was attributable to a $0.8 million decrease related to salaries and accrued cash incentive compensation costs and a $3.1 million decrease related to equity-based compensation. The $0.8 million decrease in salaries and accrued compensation was primarily attributable to the reversal of $1.3 million of accrued bonus related to our former chief financial officer and a 2010 one-time expense of $3.6 million relating to the separation and consulting agreement with our former chief operating officer. The decrease was offset set by $2.8 million of compensation expense related to the long-term incentive component of our incentive compensation plan and an increase of $1.3 million related to our broker-dealer subsidiary. The $3.1 million decrease in equity-based compensation expense was attributable to a 2010 one-time expense of $1.0 million relating to the separation and consulting agreement with our former chief operating officer and $2.3 million decrease in expense from equity-based awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested.

        Auditing and professional fees for the three months ended March 31, 2011 totaled $2.4 million, representing an increase of $0.3 million, or 17%, compared to $2.1 million for the three months ended March 31, 2010. The increase was primarily attributable to approximately a $0.3 million increase in legal fees for general corporate work.

        Other general and administrative expenses for the three months ended March 31, 2011 totaled $4.1 million, representing an increase of approximately $0.1 million, or 3%, compared to $4.0 million for the three months ended March 31, 2010. The increase was primarily attributable to increased overhead costs relating to our Denver, Colorado office for our broker-dealer subsidiary and our Bethesda, Maryland office for our healthcare subsidiary.

Depreciation and Amortization

        Depreciation and amortization expense for the three months ended March 31, 2011 totaled $8.1 million, representing an increase of $0.3 million, or 4%, compared to $7.8 million for the three months ended March 31, 2010. The increase was primarily related to an increase of $0.2 million related to an office park in Indiana as a result of its March, 2011 foreclosure and $0.1 million related to 2010 operating real estate improvements and various capital expenditures.

Equity in (Loss)/Earnings of Unconsolidated Ventures

        Equity in loss/earnings for the three months ended March 31, 2011 were net losses of $2.2 million, representing a decrease of $3.5 million, compared to earnings of $1.3 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, we recognized equity in losses of $2.0 million from our equity investment in the NJ Property and $0.3 million from the LandCap joint venture. The equity in loss was partially offset by equity in earnings of $0.1 million in connection with a net lease joint venture. For the three months ended March 31, 2010, we recognized equity in earnings of $2.4 million from our unconsolidated affiliated lessee formed in 2009, resulting from the termination of a lease to a third party in our healthcare real estate portfolio and $0.1 million in connection with a net lease joint venture. The equity in earnings were partially offset by equity in losses of $0.9 million from the Securities Fund (which includes both realized and unrealized gains from asset sales and mark-to-market adjustments) and $0.5 million from the LandCap joint venture.

Unrealized Loss on Investments and Other

        Unrealized loss on investments and other increased by approximately $151.8 million for the three months ended March 31, 2011 to a loss of $152.2 million, compared to a loss of $0.4 million for the three months ended March 31, 2010. The unrealized loss on investments and other for 2011 consisted primarily of unrealized mark-to-market losses of $302.1 million on various issued CDO bonds payable resulting from decreasing market credit spreads increasing the values of these liabilities, and $8.7 million of unrealized losses on interest rate swap derivatives. The $8.7 million of swap losses is comprised of approximately $27.7 million of net cash payments under the swaps, and $19.0 million of mark-to-market gains. The 2011 losses also include $28.8 million of mark-to-market adjustments relating to the liability to subsidiary trusts issuing preferred securities. The unrealized losses in 2011 were partially offset by $187.4 million of unrealized gains related to positive mark-to-market adjustments on available for sale securities assets, also caused primarily by decreasing credit spreads. The unrealized gain on investments and other for the three months ended March 31, 2010 consisted primarily of $96.4 million mark-to-market adjustment gains on various available for sale securities and mark-to-market adjustment gains of $2.6 million on our corporate lending joint venture (which is an equity investment that is marked to market), partially offset by unrealized mark-to-market adjustment losses of $41.8 million on various issued CDO bonds payable, $35.2 million unrealized losses on interest rate swap derivatives no longer qualifying, or not designated as, hedging instruments and mark-to-market adjustment losses of $23.8 million on liability to subsidiary trusts issuing preferred securities.

Realized Gain on Investments and Other

        The realized gain of $21.0 million for the three months ended March 31, 2011 consisted primarily of net realized gains of approximately $20.7 million on the sale of certain available for sale securities, a $10.1 million income tax refund for CSE RE 2006-A's 2009 tax filing, a gain of approximately $1.6 million on the sale of certain real estate debt investments and a net foreign currency translation gain of $3.7 million related to our Euro-denominated investment. The realized gains were partially offset by a net realized loss of approximately $8.4 million on various debt repurchases and a realized loss of approximately $6.4 million related to other-than-temporary impairments on certain available for sale securities and a realized loss of approximately $0.5 million on the sale of our membership interest in Midwest. The realized gain of $1.4 million for the three months ended March 31, 2010 consisted primarily of net realized gains of $3.3 million on the sale of certain real estate debt securities available for sale offset partially by a net foreign currency translation loss of $1.2 million related to our Euro-denominated investment, net losses of $0.4 million on the redemption of certain available for sale securities and a loss of $0.3 million on the termination of an interest rate swap in connection with the GE refinancing.

Income from Discontinued Operations

        Income from discontinued operations represents the operations of properties sold or held for sale during the period. In March 2011, we completed the sale of a leasehold interest containing approximately 17,655 square feet of retail space located in New York City to a private investor group for approximately $7.4 million and the sale of an REO office building containing 142,988 square feet located in Philadelphia, PA to a private investor group for approximately $8.3 million. As of March 31, 2011, we recorded as held for sale, two REO parcels of land located in Arizona, and an REO multifamily property located in Georgia, both of which were acquired in connection with the acquisition of CSE RE 2006-A and a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin. Accordingly, income of $0.4 million and income of $0.3 million, respectively, related to the operations of these properties was reclassified to income from discontinued operations for the three months ended March 31, 2011 and 2010, respectively.

Gain on Sale from Discontinued Operations

        In March 2011, we completed the sale of a leasehold interest containing approximately 17,655 square feet of retail space located in New York City to a private investor group for approximately $7.4 million, representing a gain of approximately $5.0 million and the sale of an REO office building containing 142,988 square feet located in Philadelphia, PA to a private investor group for approximately $8.3 million, representing an immaterial gain. We had no such gain on sale from discontinued operations for the three months ended March 31, 2010.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under revolving credit facilities, financings secured by our assets such as first mortgage and CDO financings, long-term senior and subordinate corporate capital such as senior notes, senior notes exchangeable into common stock, trust preferred securities and perpetual preferred and common stock. As we discussed in "Outlook and Recent Trends", such capital is becoming more available, but remains somewhat constrained for legacy commercial mortgage REITs.

        Our total available liquidity at March 31, 2011 was approximately $284.6 million, including $192.9 million of unrestricted cash and cash equivalents and $91.7 million of uninvested and available funds in our CDO financings, which is available only for reinvestment and future funding commitments within the CDO structures. During the first quarter 2011, we repurchased $138 million face amount of our CDO bonds with a carrying amount of $39 million for $40 million of unrestricted cash, including $63 million of our CDO bonds with a carrying amount of $18 million for $19 million in unrestricted cash, which were previously financed in our N-Star CDOs. During April 2011, we repurchased $68 million of our CDO bonds for $29 million of unrestricted cash, including, $9 million of our CDO bonds for $3 million of unrestricted cash, which were previously financed in our CDOs.

        As set forth in our periodic reports filed with the SEC, one of our net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, CA and was 100% leased to WaMu. NNN, which is a subsidiary of ours, is a defendant in the Lawsuit, filed by the Lender, in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of our subsidiaries, NRFC Sub IV, that were 100% leased to WaMu. The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of approximately $45 million. NNN intends to vigorously pursue an appeal of the decision. In connection with such appeal, pursuant to California law NNN is required to post a bond in an amount equal to one and a half times the amount of the Judgment (the "Bond"). Accordingly, we have entered into a standard General Agreement of Indemnity with an issuer of surety bonds (the "Surety Agreement"). On January 7, 2011, as part of the Surety Agreement, in connection with the issuance of the Bond, we posted cash collateral equal to thirty-eight percent of the amount of the Bond, or approximately $26.1 million.

        On July 10, 2010, we were notified by Inland American that it desires to have NRF Healthcare, LLC engage in a sale process for a portfolio of 34 senior housing properties, or the Target Portfolio, or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare, LLC by January 9, 2011. NRF Healthcare LLC has commenced a sale process for the Target Portfolio. If NRF Healthcare, LLC has not redeemed $50 million of the Inland American investment or sold the Target Portfolio by October 9, 2011, then Inland American may undertake a sale process for the Target Portfolio. Inland American may also undertake a sale process for all of the assets of NRF Healthcare, LLC beginning August 8, 2011, unless at least $25 million of Inland American's preferred interest has been redeemed by June 10, 2011 and, in any event, beginning August 8, 2011, all future operating cash flow in excess of debt service will be used to redeem the preferred membership interest. On July 8, 2012, if the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare, LLC. We are currently exploring alternatives with respect to our healthcare portfolio, including discussing with Inland a potential modification and extension to the terms of the preferred membership interest.

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

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our CDO financing structures require that the underlying collateral and cash flow generated by the collateral to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization, or OC, and interest coverage, or IC, tests. The reinvestment periods, which allow us to reinvest principal payments on the underlying assets into qualifying replacement collateral and is instrumental in maintaining OC and IC ratios, for our N-Star CDO I, II, III, IV and V have expired, and, for our N-Star CDO VI, N-Star CDO VII, N-Star CDO VIII and N-Star CDO IX will expire in June 2011, June 2011, February 2012 and June 2012, respectively. Since we are or will be unable to reinvest principal in these CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO. Following the conclusion of the reinvestment period in these CDOs, our ability to maintain the OC and IC ratios will be negatively impacted. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior notes until the financing is back in compliance with the tests. In the event cash flow is diverted to repay the notes, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our CDO financings in order to preserve cash flow. As of March 31, 2011, N-Star CDO I and N-Star CDO II were not in compliance with their OC tests. We expect that complying with OC and IC tests will continue to be difficult.

        The following is a summary of our CDO cash distribution and coverage tests as of March 31, 2011:

		Cash Distributions(1)		Quarterly Interest Coverage Cushion(2)	Overcollateralization Cushion
	Primary Collateral Type	Quarter Ended March 31, 2011		March 31, 2011	March 31, 2011	At Offering
N-Star I	CMBS	$447		$(406)	$(9,800)	$8,687
N-Star II	CMBS	0		(122)	(14,350)	10,944
N-Star III	CMBS	1,776		2,714	15,067	13,610
N-Star IV	Loans	2,189		1,936	57,438	19,808
N-Star V	CMBS	803		1,167	1,680 (3)	12,940
N-Star VI	Loans	650		923	31,639	17,412
N-Star VII	CMBS	2,416		2,880	11,858	13,966
N-Star VIII	Loans	3,479		3,199	118,005	42,193
N-Star IX	CMBS	1,640		2,530	27,019	24,516
CSE RE 2006-A	Loans	0	(4)	4,759	13,510	(151,595)	(5)

        Table shows cash distributions to the retained income notes. Interest coverage and overcollateralization coverage to the most constrained class.

(1)
Cash distributions are exclusive of senior management fees which are not subject to the coverage tests.

(2)
Quarterly interest cushion and overcollateralization cushions from remittance report issued on date nearest to March 31, 2011.

(3)
As of April 2011, N-Star V's overcollateralization cushion is negative.

(4)
As of March 31, 2011, $7 million is held in escrow pending resolution of certain assets.

(5)
Based on trustee report as of June 24, 2010 which was closest to the date of acquisition.

        We have committed to purchase up to $10 million of shares of NSREIT's common stock during the two-year period following commencement of its continuous, public offering in the event that its distributions to stockholders exceeds its AFFO.

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

Exchangeable Senior Notes

        In March 2011, we issued $172.5 million of 7.50% exchangeable senior notes (the "7.50% Notes") due in 2031. The 7.50% Notes were offered in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The 7.50% Notes pay interest semi-annually in arrears on March 15 and September 15, at a rate of 7.50% per annum, and mature on March 15, 2031. The 7.50% Notes have an initial exchange rate representing an exchange price of $6.44 per share of our common stock, subject to adjustment under certain circumstances. The 7.50% Notes are senior unsecured obligations of ours and may be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date for cash or common stock of ours, or a combination of cash and common stock of ours, at the our option. The 7.50% Notes are redeemable, at our option, on and after March 15, 2016. We may be required to repurchase the 7.50% Notes upon the occurrence of certain events. The net proceeds from the offering were approximately $164.0 million.

Debt Repurchases

        During the three months ended March 31, 2011, we repurchased approximately $36.3 million face amount, having a carrying amount of $35.9 million, of our 7.25% exchangeable senior notes for a total of $37.7 million and $96.3 million face amount, having a carrying amount of $26.4 million, of our N-Star CDO bonds payable for a total of $34.2 million. We recorded a total net realized loss of $8.4 million in connection with the repurchase of our notes and bonds for three months ended March 31, 2011.

        To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. Certain "excess non-cash" income is not subject to the 90% distribution requirement. To the extent that we satisfy the distribution requirement, but we distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. Discounted purchases of our N-Star CDO bonds will cause us to recognize cancellation of indebtedness, or COD, income, which is "phantom" or "non-cash" income. Any COD income we recognize will generally be subject to the 90% distribution requirement, except to the extent our COD income, when combined with certain other types of non-cash income, exceeds 5% of our gross income. The excess above the 5% threshold will be treated as "excess non-cash" income. COD income recognized as a result of repurchases of our N-Star CDO bonds that are treated as "taxable REIT subsidiaries," which are N-Star CDOs I, II, V, VII and IX, will not be eligible to be treated as "excess non-cash" income. Even if we satisfy the 90% distribution requirement, we will be subject to corporate tax on any "excess non-cash" income and any other income that we do not distribute to our stockholders. As a result of the 90% distribution requirement, we may decide to forego purchases of our N-Star CDO bonds at a discount. Alternatively, we may make additional distributions to our stockholders in order to comply with the 90% distribution requirement,

Mortgage Note Refinancing

        On March 31, 2011, we closed on a $20.9 million loan with General Electric Capital Corporation. The proceeds were primarily used to refinance $19.9 million of loans maturing in 2015 on four of our healthcare-related net leased assets. The loan has a five-year term with a one-year interest only period and principal and interest payments thereafter. The interest rate is 90-day LIBOR + 5.95% with a 1% LIBOR floor.

Modification of Mortgage Loan

        We own a partially vacant net lease property located in Cincinnati, Ohio. In November 2010, the mortgage lender declared a payment default and, in December 2010, began foreclosure proceedings on the property. At March 31, we were in discussions with the lender to transfer the property to the lender via a deed in lieu of foreclosure. At March 31, 2011, we had a reserve of $5.2 million and had no additional exposure related to this property.

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

        During the three months ended March 31, 2011, we issued a total of 15,028 common shares pursuant to the Plan for a gross sales price of approximately $0.1 million. During the three months ended March 31, 2010, we issued a total of 23,975common shares pursuant to the Plan for a gross sales price of approximately $0.1 million.

Cash Flows

Three months ended March 31, 2011 compared to three months ended March 31, 2010

        The net cash used in operating activities was $0.7 million for the three months ended March 31, 2011 compared to the net cash flow used in operating activities of $3.9 million for the three months ended March 31, 2010. The decrease in net cash used was primarily due to separation and consulting payments to our former chief operating officer in the first quarter of 2010, partially offset by increased overhead related to our recently formed broker-dealer subsidiary.

        The net cash flow provided by investing activities was $41.1 million for the three months ended March 31, 2011 compared to the net cash used in investing activities of $28.4 million for the three months ended March 31, 2010. The primary sources of cash flow provided by investing activities in 2011 were the sale of real estate debt investments, real estate debt repayments and available for sale securities repayments, partially offset by originations and acquisitions of real estate debt investments.

The primary uses of cash flow used in investing activities in 2010 were the acquisition of available for sale securities and originations of real estate debt investments.

        The net cash flow provided by financing activities was $27.1 million for the three months ended March 31, 2011 compared to cash provided by financing activities of $10.2 million for the three months ended March 31, 2010. The primary sources of cash flow by financing activities were the issuance of $172.5 million of the 7.5% Notes, partially offset by debt repurchases and repayments of $138.5 million and the issuance of the $26.1 surety bond. The primary sources of cash flow by financing activities in 2010 were mortgage notes and loan borrowings.

Contractual Obligations and Commitments

        As of March 31, 2011, we had the following contractual commitments and commercial obligations (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 year or less	2 - 3 years	4 - 5 years	After 5 Years
Mortgage notes	$836,429	$43,502	$152,386	$220,606	$419,935
Mezzanine loan payable	2,399	237	698	801	663
Exchangeable senior notes(1)	265,165	—	92,665	—	172,500
Bonds payable	4,312,748	—	—	—	4,312,748
Secured term loan	14,682	—	—	14,682	—
Liability to subsidiary trusts issuing preferred securities	280,117	—	—	—	280,117
Operating leases	64,567	4,331	11,331	11,221	37,684
Outstanding unfunded commitments(2)	60,081	55,081	5,000	—	—
Estimated interest payments(3)	521,887	95,193	232,684	140,836	53,174

Total contractual obligations	$6,358,075	$198,344	$494,764	$388,146	$5,276,821

(1)
$31.9 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table assumes the holders exercise their repurchase rights which would require us to repurchase the notes on June 15, 2012.

(2)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaled $60.1 million, of which a minimum of $57.7 million will be funded within our existing CDO financings. Fundings are categorized by estimated funding period. Assuming that all loans that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining future funding requirements would be approximately $2.4 million over the next two years.

(3)
Estimated interest payments are based on the weighted-average life of the debt. One-month LIBOR plus the respective spread as of March 31, 2011 was used to estimate payments for our floating rate debt.

        As of March 31, 2011, we were in compliance with all covenants in our debt agreements.

Off Balance Sheet Arrangements

        None

Recent Developments

Dividends

        On May 4, 2011, we declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends will be paid on May 25, 2011, to the stockholders of record as of the close of business on May 18, 2011.

Debt Repurchases

        During April, 2011, we repurchased approximately $8.5 million face amount of our 7.25% exchangeable senior notes for a total of $8.8 million, $4.0 million face amount of our 11.50% exchangeable senior notes for a total of $4.3 million and $82.3 million face amount of our N-Star CDO bonds payable for a total of $34.7 million.

B-Piece Transaction

        During April 2011, we were selected as the winning bidder of the "B-piece" in a new approximately $2 billion CMBS securitization. We expect the transaction to close in the second quarter of 2011 and, subject to obtaining certain ratings on the bonds, expect to utilize approximately $7 million of unrestricted cash and $20 million of restricted cash in our CDO financings as part of the transaction. NorthStar intends to appoint itself as special servicer in the securitization.

Healthcare Net Lease Sale

        In April 2011, we completed the sale of a portfolio of healthcare net lease assisted living facilities for $101.5 million. The purchaser assumed $73.5 million of mortgage debt secured by the assets in the portfolio.

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

        See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our Annual Report on Form 10-K, as amended, for additional information on our exposure to market risk.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Funds from Operations:
Loss from continuing operations	$(106,457)	$(20,392)
Non-controlling interest	(128)	(1,962)

Consolidated net loss before non-controlling interest in operating partnership	(106,585)	(22,354)
Adjustments:
Preferred stock dividends	(5,231)	(5,231)
Depreciation and amortization	8,082	7,785
Funds from discontinued operations	1,074	987
Real estate depreciation and amortization—unconsolidated ventures	232	237

Funds from Operations	$(102,428)	$(18,576)

Adjusted Funds from Operations:
Funds from Operations	$(102,428)	$(18,576)
Straight-line rental income, net	(223)	(546)
Straight-line rental income, discontinued operations	—	—
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(21)	(26)
Amortization of equity-based compensation	2,034	5,058
Amortization of above/below market leases	(214)	(264)
Unrealized (gains)/losses from mark-to-market adjustments	122,288	(20,158)
Unrealized losses from mark-to-market adjustments, unconsolidated ventures	—	625
Gain from acquisitions	—	—

Adjusted Funds from Operations	$21,436	$(33,887)

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

        Our interest rate risk sensitive assets, liabilities and related derivative positions are held for non-trading purposes. As of March 31, 2010, a hypothetical 100 basis point increase in interest rates applied to our variable rate assets would increase our annual interest income by approximately $28.1 million offset by an increase in our interest expense of approximately $20.5 million on our variable rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual interest income by the same net amount ($7.6 million).

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

        In our real estate debt business we are also exposed to credit risk, which is the risk that the borrower under our loan agreements cannot repay its obligations to us in a timely manner. Our loans are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our loan. Default risk increases in weak economic conditions because collateral cash flows may be below expectations when the loan was originated. Defaults also increase when, at loan maturity, the cost of debt and equity capital is higher than when the loan was originated. In the event that a borrower cannot repay our loan, we may exercise our remedies under the loan documents, which may include a foreclosure against the collateral. We describe many of the options available to us in this situation in "Item 1 Business" of our Annual Report on Form 10-K, as amended. To the extent the value of our collateral exceeds the amount of our loan (including all debt senior to us) and the expenses we incur in collecting on our loan, we would collect 100% of our loan amount. To the extent that the amount of our loan plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

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

Government. At March 31, 2011, our counterparties hold approximately $23.7 million of cash margin as collateral against our swap contracts.

        In January 2008, we elected the fair value option for our bonds payable and our liability to subsidiary trusts issuing preferred securities. As a result, the changes in fair value of these financial instruments are now recorded in earnings and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in earnings. The unrealized gains or losses accumulated in other comprehensive income, related to these interest rate swaps, will be reclassified into earning over the shorter of either the life of the swap or the associated debt with current mark-to-market unrealized gains or losses recorded in earnings. For the three months ended March 31, 2011 and 2010, we recorded, in earnings, a mark-to-market unrealized gain of $19.0 million and an unrealized loss of $33.7 million, respectively, for the non-qualifying interest rate swaps. For the three months ended March 31, 2011 and 2010, we recorded a $1.9 million and a $1.4 million reclassification from accumulated other comprehensive income for the non-qualifying interest rate swaps, respectively.

        The following tables summarize our derivative financial instruments that were not designated as hedges in qualifying hedging relationships as of March 31, 2011 and December 31, 2010 (in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset/ (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate swaps
As of March 31, 2011	63	$2,678,745	$(201,673)	0.37% - 7.00%	December 2011 - October 2019
As of December 31, 2010	64	$2,812,409	$(220,630)	0.37% - 7.00%	February 2011 - October 2019

        We had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2011 and December 31, 2010, respectively.

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act), under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Acting Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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
4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
4.2
Indenture dated as of June 18, 2007, between NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
4.3
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
4.4
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)

Exhibit Number	Description of Exhibit
4.5	Indenture, dated as of March 9, 2011, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)
4.6	Form of Note of NorthStar Realty Finance Limited Partnership (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)
4.7
Form of Guarantee of NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp. (incorporated by reference to Exhibit 4.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)
4.8
Registration Rights Agreement, dated as of March 9, 2011, among NorthStar Realty Finance Corp. and Citigroup Global Markets Inc. and JMP Securities LLC, as representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)
10.1
Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time to time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.2
NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
10.3
LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan among NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRF Employee, LLC (incorporated by reference to Exhibit 10.10 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)
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
10.15
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
10.17
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.18
NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.19	Form of Award Agreement (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on September 11, 2009)
10.20
Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.21
Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

Exhibit Number		Description of Exhibit
10.22		Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.23
Separation and Consulting Agreement, dated January 25, 2010, between NorthStar Realty Finance Corp. and Richard J. McCready (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on January 25, 2010)
10.24
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
10.25
Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.26	*	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan.
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*
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

NORTHSTAR REALTY FINANCE CORP.
Date: May 6, 2011	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ LISA MEYER Lisa Meyer Acting Principal Financial Officer