Form 10-Q
period 2011-06-30
NORTHSTAR REALTY
filed 2011-08-05
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

        Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

        The Company has one class of common stock, par value $0.01 per share, 95,950,945 shares outstanding as of August 5, 2011.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT

For the Three and Six Months Ended June 30, 2011

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	June 30, 2011 (Unaudited)	December 31, 2010
Assets:
Cash and cash equivalents	$191,193	$125,439
Restricted cash (includes $270,789 and $263,314 from consolidated VIEs, respectively)	322,597	309,384
Operating real estate, net (includes $247,788 and $—from consolidated VIEs, respectively)	1,032,668	946,102
Real estate securities, available for sale (includes $1,759,891 and $1,668,217 from consolidated VIEs, respectively)	1,815,168	1,691,054
Real estate debt investments, net (includes $1,633,607 and $1,659,882 from consolidated VIEs, respectively)	1,750,485	1,826,239
Real estate debt investments, held for sale (includes $34,479 and $18,661 from consolidated VIEs, respectively)	34,479	18,662
Investments in and advances to unconsolidated ventures (includes $59,469 and $66,959 from consolidated VIEs, respectively)	86,324	94,412
Receivables, net of allowance of $3,241 in 2011 and $2,642 in 2010 (includes net $22,183 and $26,337 from consolidated VIEs, respectively)	32,066	32,329
Receivables, related parties	6,302	4,101
Unbilled rents receivable (includes $448 and $—from consolidated VIEs, respectively)	11,319	10,404
Derivative assets, at fair value (includes $31 and $42 from consolidated VIEs, respectively)	31	59
Deferred costs and intangible assets, net (includes $37,095 and $—from consolidated VIEs, respectively)	88,175	52,973
Assets of properties held for sale (includes $5,166 and $13,141 from consolidated VIEs, respectively)	11,226	5,101
Other assets (includes $28,002 and $14,277 from consolidated VIEs, respectively)	48,583	35,732

Total assets	$5,430,616	$5,151,991

Liabilities:
CDO bonds payable, at fair value (includes $2,463,416 and $2,258,805 from consolidated VIEs, respectively)	$2,463,416	$2,258,805
Mortgage notes payable (includes $212,000 and $—from consolidated VIEs, respectively)	887,619	803,114
Exchangeable senior notes	237,938	126,889
Junior subordinated notes, at fair value	206,950	191,250
Secured term loans	14,682	36,881
Accounts payable and accrued expenses (includes $18,977 and $15,668 from consolidated VIEs, respectively)	55,692	49,851
Escrow deposits payable (includes $49,121 and $60,163 from consolidated VIEs, respectively)	49,247	60,711
Derivative liabilities, at fair value (includes $185,385 and $190,993 from consolidated VIEs, respectively)	191,240	220,689
Liabilities of properties held for sale (includes $208 and $99 from consolidated VIEs, respectively)	208	99
Other liabilities (includes $30,558 and $8,654 from consolidated VIEs, respectively)	49,543	31,189

Total liabilities	4,156,535	3,779,478
Contingently redeemable non-controlling interest	99,804	94,822
Equity:
NorthStar Realty Finance Corp. Stockholders' Equity:
8.75% Series A preferred stock, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	57,867	57,867
8.25% Series B preferred stock, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 95,949,693 and 78,104,753 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	960	781
Additional paid-in capital	809,694	723,102
Retained earnings	120,208	293,382
Accumulated other comprehensive loss	(32,559)	(36,119)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,139,675	1,222,518
Non-controlling interest	34,602	55,173

Total equity	1,174,277	1,277,691

Total liabilities and stockholders' equity	$5,430,616	$5,151,991

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues and other income
Interest income	$110,790	$60,721	$208,430	$118,296
Rental and escalation income	25,956	31,779	58,883	51,066
Commission income	1,726	372	2,644	372
Other revenue	1,577	956	1,910	3,150

Total revenues	140,049	93,828	271,867	172,884
Expenses
Interest expense	34,206	34,492	67,626	66,655
Real estate properties—operating expenses	2,613	10,686	15,110	12,287
Asset management expenses	837	505	2,398	1,667
Commission expense	1,299	278	2,016	278
Provision for loan losses	14,200	56,941	38,700	93,257
Provision for loss on equity investment	—	—	4,482	—
General and administrative
Salaries and equity-based compensation(1)	19,528	12,313	32,269	28,845
Auditing and professional fees	2,308	1,947	4,727	4,104
Other general and administrative	5,544	5,516	9,826	9,592

Total general and administrative	27,380	19,776	46,822	42,541
Depreciation and amortization	11,526	7,728	19,608	15,513

Total expenses	92,061	130,406	196,762	232,198
Income (loss) from operations	47,988	(36,578)	75,105	(59,314)
Equity in earnings (losses) of unconsolidated ventures	(1,555)	4,866	(3,783)	6,215
Unrealized gain (loss) on investments and other	(130,607)	(6,397)	(282,825)	(6,836)
Realized gain on investments and other	36,839	81,538	57,711	82,971

Income (loss) from continuing operations	(47,335)	43,429	(153,792)	23,036
Income (loss) from discontinued operations	(1,047)	(1,384)	(638)	(1,095)
Gain on sale from discontinued operations	9,416	2,528	14,447	2,528

Consolidated net income (loss)	(38,966)	44,573	(139,983)	24,469
Less: net income (loss) allocated to the non-controlling interests	(5,813)	(7,357)	(349)	(6,945)
Preferred stock dividends	(5,231)	(5,231)	(10,463)	(10,463)
Contingently redeemable non-controlling interest accretion	(1,973)	—	(4,982)	—

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(51,983)	$31,985	$(155,777)	$7,061

Net income (loss) per share from continuing operations (basic/diluted)	$(0.69)	$0.40	$(2.05)	$0.07
Income (loss) per share from discontinued operations (basic/diluted)	(0.01)	(0.01)	(0.01)	(0.01)
Gain per share on sale of discontinued operations (basic/diluted)	0.10	0.03	0.17	0.03

Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(0.60)	$0.42	$(1.89)	$0.09

Weighted average number of shares of common stock:
Basic	86,966,645	76,407,339	82,605,559	76,579,403

Diluted	91,233,904	82,279,682	86,908,265	82,305,725

Dividends declared per share of common stock	$0.10	$0.10	$0.20	$0.20

(1)
The three months ended June 30, 2011 and 2010 include $2,613 and $4,181 respectively, of equity-based compensation expense. The six months ended June 30, 2011 and 2010 include $4,647 and $9,239 respectively, of equity-based compensation expense. The six months ended June 30, 2010 includes $3,583 of cash compensation expense and $1,014 of equity-based compensation expense relating to a separation and consulting agreement with a former executive.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2009	$100	74,883	$749	$904,077	$(92,670)	$460,915	$1,273,171	$90,647	$1,363,818
VIE consolidation beginning balance adjustments	—	—	—	—	41,332	110,790	152,122	30,535	182,657
Acquisition of N-Star IX	—	—	—	—	—	147,626	147,626	—	147,626
Amortization of equity-based compensation	—	—	—	17	—	—	17	16,673	16,690
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	11,336	11,336
Dividend reinvestment and stock purchase plan	—	92	1	282	—	—	283	—	283
Stock awards/LTIP awards	—	99	1	299	—	—	300	—	300
Equity component of warrants	—	—	—	61	—	—	61	—	61
Comprehensive loss	—	—	—	—	15,219	—	15,219	1,290	16,509
Conversion of LTIP units	—	3,031	30	61,445	—	—	61,475	(61,475)	—
Cash dividends on common stock	—	—	—	—	—	(30,483)	(30,483)	(8,299)	(38,782)
Cash dividends on preferred stock	—	—	—	—	—	(20,925)	(20,925)	(10,500)	(31,425)
Redemption of membership interest	—	—	—	(1,807)	—	—	(1,807)	1,800	(7)
Equity in unconsolidated ventures	—	—	—	—	—	—	—	(1,815)	(1,815)
Net loss	—	—	—	—	—	(374,541)	(374,541)	(15,019)	(389,560)

Balance at December 31, 2010	$100	78,105	$781	$964,374	$(36,119)	$293,382	$1,222,518	$55,173	$1,277,691

Net proceeds from offering of common stock	$—	17,250	$173	$69,168	$—	$—	$69,341	$—	$69,341
Reclassification of equity compensation to liability	—	—	—	—	—	—	—	(2,136)	(2,136)
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	144	144
Non-controlling interest distributions	—	—	—	—	—	—	—	(12,232)	(12,232)
Dividend reinvestment and stock purchase plan	—	33	—	152	—	—	152	—	152
Amortization of equity-based compensation	—	—	—	8	—	—	8	4,639	4,647
Contingently redeemable non-controlling interest accretion	—	—	—	—	—	(4,982)	(4,982)	—	(4,982)
Equity component of exchangeable notes	—	—	—	11,854	—	—	11,854	—	11,854
Amortization of other comprehensive income	—	—	—	—	3,560	—	3,560	185	3,745
Conversion of LTIP units	—	562	6	5,410	—	—	5,416	(5,416)	—
Cash dividends on common stock	—	—	—	—	—	(17,397)	(17,397)	(854)	(18,251)
Cash dividends on preferred stock	—	—	—	—	—	(10,463)	(10,463)	(5,250)	(15,713)
Net loss	—	—	—	—	—	(140,332)	(140,332)	349	(139,983)

Balance at June 30, 2011 (unaudited)	$100	95,950	$960	$1,050,966	$(32,559)	$120,208	$1,139,675	$34,602	$1,174,277

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated net income (loss)	$(38,966)	$44,573	$(139,983)	$24,469
Unrealized gain (loss) on real estate securities, available for sale	—	(94)	—	(138)
Change in fair value of derivative instruments	—	(2,591)	—	(3,448)
Reclassification adjustment for gains (losses) included in net income (loss)	—	1,409	—	3,148

Comprehensive income (loss)	(38,966)	43,297	(139,983)	24,031
Less: Comprehensive income (loss) attributable to non-controlling interests	5,813	7,267	349	6,951

Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(44,779)	$36,030	$(140,332)	$17,080

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income (loss)	$(139,983)	$24,469
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	3,783	(6,215)
Depreciation and amortization	20,412	16,895
Amortization of premiums/discount on investments	(78,904)	(20,421)
Interest accretion on real estate debt investments	(7,571)	(322)
Amortization of deferred financing costs	2,897	4,861
Equity-based compensation	4,647	9,239
Unrealized (gain) loss on investments and other	227,910	(35,379)
Realized gain on sale of investments and other	(62,022)	(85,717)
Operating real estate impairment	—	1,180
Distributions from equity investments	325	8,579
Amortization of capitalized above/below market leases	(384)	(478)
Unbilled rents receivable	(1,194)	(887)
Provision for loss on equity investment	4,482	—
Provision for loan losses	38,700	93,257
Allowance for uncollectable accounts	55	175
Changes in assets and liabilities:
Restricted cash	(2,435)	(10,775)
Cash received from purchase of equity investment	—	2,307
Receivables	(1,636)	6,899
Other assets	11,768	(311)
Receivables from related parties	(1,301)	112
Accounts payable and accrued expenses	5,635	(6,500)
Escrow deposit payable	(11,464)	9,665
Real estate debt investment origination fees	2,772	1,488
Other liabilities	(3,646)	(4,184)

Net cash provided by (used in) operating activities	12,846	7,937

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from investing activities:
Improvement of operating real estate	(381)	(899)
Acquisition of real estate securities, available for sale	(166,423)	(118,738)
Proceeds from sale of real estate securities, available for sale	147,381	119,373
Repayments on real estate securities, available for sale	50,534	10,959
Originations/acquisitions of real estate debt investments	(174,852)	(33,454)
Repayments on real estate debt investments	163,966	65,480
Proceeds from the sale of real estate debt investments	60,885	85,369
Net proceeds from disposition of operating real estate	114,507	3,078
Restricted cash provided by (used in) investment activities	(74,201)	(22,669)
Purchase of equity interest	—	(1,000)
Deferred costs and intangible assets	(134)	(398)
Investment in and advances to unconsolidated ventures	(1,218)	(463)
Distributions from unconsolidated ventures	676	9,306

Net cash provided by (used in) investing activities	120,740	115,944
Cash flows from financing activities:
Purchase of derivative instrument	—	(243)
Settlement of derivative instrument	(27,097)	(283)
Collateral held by derivative counterparty	23,280	8,542
Borrowings of mortgage notes	20,920	58,200
Repayments of mortgage notes	(101,044)	(54,672)
Proceeds from CDO bonds	23,000	104,708
Repayments of CDO bonds	(97,962)	(19,055)
Repurchases of CDO bonds	(70,687)	(12,649)
Borrowing under secured term loan	—	24,739
Repayment of secured term loan	(22,199)	(225,321)
Payment of deferred financing costs	(9,747)	(1,349)
Capital contributions by non-controlling interest	—	4,687
Restricted cash from financing activities	48,693	(7,805)
Proceeds from exchangeable senior notes	172,500	—
Repurchase exchangeable senior notes	(50,787)	—
Proceeds from common stock offerings	73,313	—
Proceeds from dividend reinvestment and stock purchase plan	153	175
Dividends (common and preferred) and distributions	(27,860)	(25,517)
Offering costs	(3,972)	(1,015)
Distributions to non-controlling interest	(18,336)	(6,870)

Net cash provided by (used in) financing activities	(67,832)	(153,728)
Net increase (decrease) in cash and cash equivalents	65,754	(29,847)
Cash and cash equivalents—beginning of period	125,439	138,928

Cash and cash equivalents—end of period	$191,193	$109,081

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization

        NorthStar Realty Finance Corp., a real estate finance company and Maryland corporation (the "Company" or "N-Star"), is a self-administered and self-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue and expand the commercial real estate ("CRE") debt, CRE securities and net lease businesses conducted by its predecessor. Substantially all of the Company's assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership").

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010, as amended, which was filed with the Securities and Exchange Commission. Capitalized terms used herein, and not otherwise defined, are defined in the Company's December 31, 2010 consolidated financial statements included in its annual report on Form 10-K, as amended.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are majority-owned, controlled by the Company or a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany balances have been eliminated in consolidation.

Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Provision for Loan Losses and Operating Real Estate Impairment

        The Company maintains a provision for losses on its real estate debt investments. A provision is established for loans that are either non-performing or where there are any indicators of possible impairment. A loan is generally categorized as non-performing if it is in maturity default or it is past due at least 90 days on its contractual debt service payments. The Company assesses the credit quality of the portfolio and adequacy of reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date.

        Income recognition is suspended for the loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and legally discharged.

        The Company's net lease portfolio is also reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

Recently Issued Pronouncements

        In April 2011, the Financial Accounting Standards Board ("FASB") issued an accounting update that clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered in the determination. Loan modifications that qualify as troubled debt restructuring could result in additional disclosures and may impact provision for loan losses. The update is effective for the first interim or annual period beginning after June 15, 2011, with retroactive application to the beginning of the year. The Company is currently evaluating the impact of this accounting update, however it does not expect it will have a material impact.

3. Variable Interest Entities

        The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities ("junior subordinated notes"), its investments in each of its nine sponsored collateralized debt obligations ("CDOs"), its investment in the CSE RE 2006-A CDO ("CSE CDO")

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

and its investments in real estate securities of non-sponsored securitizations in which the Company holds the controlling class to determine whether they are a VIE. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. For each of these investments, the Company has evaluated: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE.

        As of June 30, 2011, the Company identified interests in 23 entities which were determined to be VIEs. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

        The Company is required to consolidate a VIE if the Company is deemed to be the VIE's primary beneficiary. The primary beneficiary is the party that: (i) has the power to direct the activities that most significantly impact the VIE's economic performance; and (ii) has the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE.

        The Company determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis to determine if it holds the power to direct the activities that most significantly impact the VIE's economic performance. This analysis includes: (i) assessing the Company's variable interests (both implicit and explicit) and any other involvement in the VIE, as well as the involvement of other variable interest holders; (ii) consideration of the VIE's purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (iii) identifying the activities that most significantly affect the VIE's economic performance; (iv) determining whether the Company's significant involvement in the design of an entity provided the Company with the opportunity to establish arrangements that result in the Company having the power to direct the VIE's most significant activities; and (v) determining whether the Company's level of economic interest in a VIE is indicative of the amount of power the Company holds in situations where the Company's stated power to direct the VIEs most significant activities is disproportionately less than its economic interest in the entity. The Company performs a quantitative analysis to determine if it has the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. For purposes of allocating a VIE's potential residual returns and losses to its variable interest holders, the Company calculates its share of the VIE's expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the Company's position in the capital structure of the VIE, under various scenarios.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        Based on management's analysis, the Company is not the primary beneficiary of 13 of the identified VIEs since it: (i) does not have the power to direct the activities that most significantly impact the VIE's economic performance; and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of June 30, 2011. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period.

Consolidated VIEs (the Company is the primary beneficiary)

        The Company originates, acquires and manages portfolios of CRE securities and CRE debt investments, which are predominately financed in CDO transactions. The commercial real estate securities that serve as collateral for the CDO financing transactions include commercial mortgage-backed securities ("CMBS"), unsecured REIT debt and CDO notes backed primarily by CRE securities and CRE debt. The commercial real estate debt investments that serve as collateral for the CDO financing transactions include first mortgage loans, subordinate mortgage interests, mezzanine loans and other loans. By financing these assets with long-term borrowings through the issuance of CDO bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. In connection with the Company's CDO financing transactions, the Company has various forms of significant ongoing involvement, which may include: (i) holding senior or subordinated interests in the CDOs; (ii) asset management; and (iii) entering into derivative contracts to manage interest rate risk.

        The Company consolidates all of its CDO financing transactions and the CSE CDO.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The following table displays the classification and carrying value of assets and liabilities of consolidated VIEs as of June 30, 2011 (amounts in thousands):

	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	N-Star IX	CSE CDO	Total
Assets of consolidated VIEs:
Restricted cash(1)	$5,206	$490	$2,034	$12,750	$5,287	$37,083	$480	$38,051	$9,417	$159,991	$270,789
Operating real estate, net	—	—	—	51,198	—	—	—	194,288	—	2,302	247,788
Real estate securities, available for sale	202,745	168,107	254,820	30,504	298,328	16,317	314,183	19,099	389,878	65,910	1,759,891
Real estate debt investments, net	—	—	30,634	296,284	—	307,957	23,904	624,378	45,188	305,262	1,633,607
Real estate debt investments, held for sale	—	—	—	—	—	—	—	—	5,396	29,083	34,479
Investments in and advances to unconsolidated ventures	—	—	—	—	—	—	—	59,469	—	—	59,469
Receivables, net of allowance	1,661	1,208	1,899	1,283	3,051	933	2,714	2,127	3,796	3,511	22,183
Unbilled rents receivable	—	—	—	292	—	—	—	156	—	—	448
Derivative assets, at fair value	—	—	—	—	—	—	14	—	17	—	31
Deferred costs and intangible assets, net	—	—	—	4,270	—	—	—	32,825	—	—	37,095
Assets of properties held for sale	—	—	—	—	—	—	—	—	—	5,166	5,166
Other assets	15	23	23	804	6	2,669	84	15,858	108	8,412	28,002

Total assets of consolidated VIEs(2)	209,627	169,828	289,410	397,385	306,672	364,959	341,379	986,251	453,800	579,637	4,098,948
Liabilities of consolidated VIEs:
CDO bonds payable, at fair value	178,244	127,600	156,383	183,334	207,688	204,529	259,484	370,378	243,333	532,443	2,463,416
Mortgage notes payable	—	—	—	—	—	—	—	212,000	—	—	212,000
Accounts payable and accrued expenses	1,196	84	932	638	514	385	383	4,672	1,762	8,411	18,977
Escrow deposits payable	—	—	—	7,182	—	12,525	—	13,626	1,117	14,671	49,121
Derivative liabilities, at fair value	10,780	12,467	16,440	—	31,780	8,394	40,517	19,058	35,328	10,621	185,385
Liabilities of assets of properties held for sale	—	—	—	—	—	—	—	—	—	208	208
Other liabilities	—	—	(103)	1,267	—	—	316	21,837	7,241	—	30,558

Total liabilities of consolidated VIEs(3)	190,220	140,151	173,652	192,421	239,982	225,833	300,700	641,571	288,781	566,354	2,959,665

Net assets	$19,407	$29,677	$115,758	$204,964	$66,690	$139,126	$40,679	$344,680	$165,019	$13,283	$1,139,283

(1)
Includes $102.2 million available for re-investment in certain of the CDOs.

(2)
Assets of each of the consolidated VIEs may only be used to settle obligations of the respective VIE.

(3)
Creditors of each of the consolidated VIEs have no recourse to the general credit of the Company.

        The Company did not provide financial support to any of its consolidated VIEs during the three and six months ended June 30, 2011 and 2010. At June 30, 2011, there are no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its consolidated VIEs.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

Real Estate Debt Investments

        The Company has identified one real estate debt investment with a carrying value of $18.0 million as a variable interest in a VIE. The Company has determined that it is not the primary beneficiary of this VIE, and as such, the VIE should not be consolidated in the Company's financial statements. For all other real estate debt investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

Real Estate Securities, Available For Sale

        The Company has identified four real estate securities with a fair value of $29.9 million as a variable interest in a VIE. The Company has determined that it is not the primary beneficiary, and as such, the VIE should not be consolidated in the Company's financial statements. For all other real estate securities, the Company has determined that it does not hold a variable interest in these assets and, as such, the Company has continued to account for all real estate securities as securities.

        In March 2011, in connection with existing investments of certain CMBS, the Company became the controlling class of a securitization that the Company did not sponsor. The Company determined it was the primary beneficiary due to ownership in more than 50% of the controlling class and the right to appoint the special servicer, which gave the Company the power to direct the activities that impact the economic performance of the VIE. During the second quarter, the Company sold a significant portion of this investment, and as such, it was determined the Company was no longer the primary beneficiary.

        In June 2011, the Company acquired the "B-piece" in a new $2.1 billion CMBS securitization. The Company is appointed as special servicer for the securitization. The Company has determined the securitization is a VIE. However, the Company has determined it does not hold a significant interest and therefore is not the primary beneficiary. As such, the VIE is not consolidated.

NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method of accounting.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The following table displays the classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2011 (amounts in thousands):

	Unconsolidated Variable Interest Entities
	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments	$—	$17,975	$—	$17,975	$17,975
Real estate securities, available for sale	—	—	29,850	29,850	29,850

Total assets	—	17,975	29,850	47,825	47,825
Junior subordinated notes, at fair value	206,950	—	—	206,950	N/A

Total liabilities	206,950	—	—	206,950	N/A

Net asset (liability)	$(206,950)	$17,975	$29,850	$(159,125)	N/A

(1)
The Company's maximum exposure to loss at June 30, 2011, would not exceed the carrying value of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the three and six months ended June 30, 2011 and 2010. At June 30, 2011, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

4. Fair Value

        The Company has categorized its financial instruments in accordance with U.S. GAAP, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

        Financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Quoted prices for identical assets or liabilities in an active market.
Level 2.	Financial assets and liabilities whose values are based on the following:
	a)	Quoted prices for similar assets or liabilities in active markets.
	b)	Quoted prices for identical or similar assets or liabilities in non-active markets.
	c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability.
	d)	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.
Level 3.	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

Determination of Fair Value

        The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Real Estate Securities

        Real estate securities are generally valued using a third-party pricing service or broker quotations. These quotations are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain real estate securities are valued based on a single broker quote or an internal pricing model and have less observable pricing are classified as Level 3 of the fair value hierarchy. For real estate securities using an internal pricing model, inputs include assumptions related to the timing and amount of expected future cash flows, the discount rate, prepayments and losses.

Derivative Instruments

        Derivative instruments are valued using a third-party pricing service. These quotations are generally based on valuation models with market observable inputs such as interest rates and contractual cash flows, and as such, are classified as Level 2 of the fair value hierarchy.

CDO Bonds Payable

        CDO bonds payable are valued using quotations from nationally-recognized financial institutions that acted as underwriter for the transactions. These quotations are generally based on valuation models using market observable inputs for interest rates and other inputs for assumptions related to the timing and amount of expected future cash flows, the discount rate, prepayments and losses. CDO bonds payable are classified as Level 3 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

Junior Subordinated Notes

        Junior subordinated notes are valued using an independent, third-party valuation firm. These quotations are generally based on a valuation model using market observable inputs for interest rates and the implied credit spread of the Company's preferred stock and exchangeable senior notes along with inputs for other assumptions such as expected future cash flows. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

Fair Value Measurement

        Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy (amounts in thousands):

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$1,211,670	$324,720	$1,536,390
Third-party CDO notes	—	—	55,468	55,468
Unsecured REIT debt	—	183,314	570	183,884
Trust preferred securities	—	—	22,968	22,968
Agency debentures	—	16,458	—	16,458

Subtotal real estate securities, available for sale	—	1,411,442	403,726	1,815,168
Derivative assets	—	31	—	31

Total assets	$—	$1,411,473	$403,726	$1,815,199

Liabilities:
CDO bonds payable	$—	$—	$2,463,416	$2,463,416
Junior subordinated notes	—	—	206,950	206,950
Derivative liabilities	—	191,240	—	191,240

Total liabilities	$—	$191,240	$2,670,366	$2,861,606

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$1,016,372	$375,727	$1,392,099
Third-party CDO notes	—	—	37,213	37,213
Unsecured REIT debt	—	182,106	54,852	236,958
Trust preferred securities	—	—	24,784	24,784
Agency debentures	—	—	—	—

Subtotal real estate securities, available for sale	—	1,198,478	492,576	1,691,054
Derivative assets	—	59	—	59

Total assets	$—	$1,198,537	$492,576	$1,691,113

Liabilities:
CDO bonds payable	$—	$—	$2,258,805	$2,258,805
Junior subordinated notes	—	—	191,250	191,250
Derivative liabilities	—	220,689	—	220,689

Total liabilities	$—	$220,689	$2,450,055	$2,670,744

        The following table presents additional information about the Company's real estate securities, CDO bonds payable and junior subordinated notes which are measured at fair value on a recurring basis at June 30, 2011, for which the Company has utilized Level 3 inputs to determine fair value (amounts in thousands):

	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance:	$492,576	$2,258,805	$191,250
Total net transfers into / out of Level 3	(103,725)	—	—
Purchases / borrowings	82,124	23,230	—
Sales	(82,282)	—	—
Paydowns	—	(98,193)	—
Repurchases	—	(70,686)	—
Losses (realized or unrealized)	(71,519)	350,260	15,700
Gains (realized or unrealized)	86,552	—	—

Ending balance:	$403,726	$2,463,416	$206,950

Gains (losses) included in income attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$10,309	$(324,802)	$(15,716)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

        There were no non-recurring financial measurements during the six months ended June 30, 2011. There were no transfers, other than those identified in the table above, during the six months ended June 30, 2011.

Fair Value Option

        The Company has elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: real estate securities, available for sale; CDO bonds payable; and junior subordinated notes.

        Changes in fair value for assets and liabilities for which the election is made will be recognized in income as they occur. The fair value option may be elected on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

        The following table sets forth the fair value of the Company's financial instruments for which the fair value option was elected (amounts in thousands):

	June 30, 2011	December 31, 2010
Assets:
Real estate securities, available for sale:
CMBS	$1,536,390	$1,392,099
Third-party CDO notes	55,468	37,213
Unsecured REIT debt	183,884	236,958
Trust preferred securities	22,968	24,784
Agency debentures	16,458	—

Total assets	$1,815,168	$1,691,054

Liabilities:
CDO bonds payable	$2,463,416	$2,258,805
Junior subordinated notes	206,950	191,250

Total liabilities	$2,670,366	$2,450,055

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

        The following table presents the difference between the fair value and the aggregate principal amount of assets and liabilities, for which the fair value option has been elected (amounts in thousands):

	Fair Value at June 30, 2011	Amount Due Upon Maturity	Difference
Assets:
Real estate securities, available for sale:
CMBS(1)	$1,536,390	$2,842,236	$(1,305,846)
Third-party CDO notes	55,468	234,524	(179,056)
Unsecured REIT debt	183,884	172,874	11,010
Trust preferred securities	22,968	40,000	(17,032)
Agency debentures	16,458	63,000	(46,542)

Total assets	$1,815,168	$3,352,634	$(1,537,466)

Liabilities:
CDO bonds payable	$2,463,416	$4,182,206	$(1,718,790)
Junior subordinated notes	206,950	280,117	(73,167)

Total liabilities	$2,670,366	$4,462,323	$(1,791,957)

(1)
Includes interest-only CMBS of $4.3 million that have no amounts due upon maturity but have notional amounts upon which cash flows are paid and received as interest only.

        For the three months ended June 30, 2011 and 2010, the Company recognized a net loss of $89.5 million and a net gain of $47.1 million, respectively, from the change in fair value of financial assets and liabilities for which the fair value option was elected. For the six months ended June 30, 2011 and 2010, the Company recognized a net loss of $233.0 million and net gain of $80.4 million, respectively. These amounts are recorded as unrealized gain (loss) on investments and other in the Company's consolidated statement of operations.

        The impact of changes in instrument-specific credit spreads on CDO bonds payable and junior subordinated notes for which the fair value option was elected was a net loss of $9.6 million and a net loss of $39.3 million, respectively, and a net loss of $340.5 million and net loss of $105.0 million for the three and six months ended June 30, 2011 and 2010. The Company attributes changes in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes changes in fair value to interest rate-related and instrument-specific credit spread changes.

Fair Value of Other Financial Instruments

        In addition to the above disclosures regarding assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all other financial instruments. Estimated fair value of financial instruments was determined by the Company, using available market information and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

        The following table summarizes the estimated fair value for all other financial assets and liabilities as of June 30, 2011 (amounts in thousands):

	Principal Amount	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents(1)	$191,193	$191,193	$191,193
Restricted cash(1)	322,597	322,597	322,597
Real estate debt investments	2,515,547	1,784,964	1,631,814
Receivables, net of allowance(1)	32,066	32,066	32,066
Financial liabilities:
Mortgage notes payable	$887,619	$887,619	$900,297
Exchangeable senior notes	252,665	237,938	244,853
Secured term loans	14,682	14,682	15,344
Accounts payable and accrued expenses(1)	55,692	55,692	55,692
Escrow deposits payable(1)	49,247	49,247	49,247

(1)
As of June 30, 2011, carrying value approximates fair value due to the short-term maturities of these items.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2011. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Real Estate Debt Investments

        For real estate debt investments, fair value of the fixed and floating-rate investments was approximated by comparing yields at which the investments are held to estimated yields at which loans originated with similar credit risk or market yields at which a third party might require to purchase the investment by discounting future cash flows at such market yields. Prices were calculated assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

Mortgage Notes Payable

        For fixed-rate mortgage notes payable, the Company uses rates currently available with similar terms and remaining maturities to estimate their fair value.

Exchangeable Senior Notes

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value. The following table summarizes the exchangeable senior notes at June 30, 2011 (amounts in thousands):

	Principal Amount	Carrying Value	Fair Value
7.25% Notes	$23,415	$23,267	$23,708
7.50% Notes	172,500	$158,888	160,253
NNN Notes	56,750	$55,783	60,892

	$252,665	$237,938	$244,853

Secured Term Loans

        Secured term loans include the Company's Term Asset-Backed Securities Loan Facility ("TALF") borrowing. The estimated fair value is based on interest rates available for issuance of debt with similar terms and remaining maturities.

5. Operating Real Estate

REO Related to Mezzanine Loans

        For the six months ended June 30, 2011, the Company acquired real estate in connection with foreclosure and deed/UCC in lieu of foreclosure ("REO") on two mezzanine loans. The first ("Mezz 1"), on March 9, 2011, was a $7.2 million loan secured by a 32 building office/flex park in Indianapolis, Indiana. The second ("Mezz 2"), on April 29, 2011, was a $34.8 million loan secured by

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

11 shopping centers in Phoenix, Arizona. The Company recognized the following assets and liabilities in its consolidated balance sheet related to these acquisitions (amounts in thousands):

	Mezz 1	Mezz 2
Assets:
Restricted cash	$2,117	$7,361
Operating real estate, net	51,901	195,285
Other assets	5,832	49,392

Total assets	$59,850	$252,038

Liabilities:
Mortgage notes payable	$36,252	$212,000
Accounts payable and accrued expenses	1,237	2,158
Other liabilities	14,954	23,866

Total liabilities	52,443	238,024
Total equity	7,407	14,014

Total liabilities and stockholders' equity	$59,850	$252,038

        The Company has estimated the fair value of the assets and liabilities acquired at the date of acquisition. The final allocation of the purchase price is subject to refinement upon receipt of all information requested related to the property. Since acquisition related to Mezz 1, the Company has recognized $3.4 million of rental revenue and $0.4 million of net income. Since acquisition related to Mezz 2, the Company has recognized $2.6 million of rental revenue and $2.5 million of net loss.

        The supplemental pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, adjusted to give effect of the above transactions as of January 1, 2010 (amounts in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma revenues	$141,391	$100,078	$278,830	$185,115
Pro forma consolidated net income (loss)	$(51,930)	$32,221	$(155,198)	$8,386
Pro forma net income (loss) per common share—basic/diluted	$(0.60)	$0.42	$(1.88)	$0.11

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

REO Related to First Mortgage Loans

        On May 26, 2011, the Company acquired real estate in connection with a deed in lieu of foreclosure of a $31.7 million first mortgage loan secured by a 44 unit timeshare asset located in Siesta Key, Florida. Upon acquisition, the Company recorded the asset at amortized cost of $8.5 million.

        On May 27, 2011, the Company acquired real estate in connection with a deed in lieu of foreclosure of a $13.9 million first mortgage loan secured by a land parcel located in Aventura, Florida. Upon acquisition, the Company recorded the asset at amortized cost of $2.3 million.

        All REO-related acquisitions are recorded at the lower of cost or fair value at the date of foreclosure or deed in lieu of foreclosure.

Midwest Holdings

        On March 31, 2011, the Company sold its 100% common membership interest in Midwest Care Holdco TRS I LLC ("Midwest Holdings") and assigned all of its rights, title, obligations and other interests in Midwest Holdings to the purchaser and contemporaneously entered into a new lease agreement with an affiliate of the purchaser. As of March 31, 2011, the operations of Midwest Holdings were deconsolidated. The Company recognized a realized loss of $0.5 million in connection with the sale and deconsolidation of its common membership interest.

Operating Real Estate Sales—2011

        In March 2011, the Company completed the sale of a leasehold interest containing 17,655 square feet of retail space located in New York, New York to a private investor group for $7.4 million, representing a gain of $5.0 million, and the sale of an REO office building containing 142,988 square feet located in Philadelphia, Pennsylvania to a private investor group for $8.3 million, representing an immaterial gain.

        In April 2011, the Company completed a sale of a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin to a third-party investor for $101.5 million, representing a gain of $9.4 million. The purchaser assumed $73.5 million of mortgage debt secured by the assets in the portfolio.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

Discontinued Operations

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Rental and escalation income	$932	$2,433	$3,732	$4,924
Interest and other income	55	2	123	2

Total revenue	987	2,435	3,855	4,926

Expenses:
Property operating expenses	163	106	670	274
Interest expense	1,330	1,298	2,177	2,612
Auditing and professional fees	3	79	61	79
Other general and administrative expenses	399	486	793	508
Impairment on operating real estate	—	1,180	—	1,180
Depreciation and amortization	139	670	792	1,368

Total expenses	2,034	3,819	4,493	6,021

Income (loss) from discontinued operations	(1,047)	(1,384)	(638)	(1,095)
Gain on disposition of discontinued operations	9,416	2,528	14,447	2,528

Total income from discontinued operations	$8,369	$1,144	$13,809	$1,433

        The following table sets forth the major classes of assets and liabilities of properties classified as held for sale at June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011	December 31, 2010
Assets:
Operating real estate, net	$5,166	$5,101
Timeshare inventory	6,060	—

Assets of properties held for sale	$11,226	$5,101

Liabilities:
Accounts payable and accrued expenses	$38	$28
Other liabilities	170	71

Liabilities of properties held for sale	$208	$99

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Securities, Available for Sale

        The following is a summary of the Company's real estate securities, all of which are classified as available for sale, at June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011			December 31, 2010
	Amortized Cost	Cumulative Unrealized (Loss)/Gain on Investments	Fair Value(1)	Amortized Cost	Cumulative Unrealized (Loss)/Gain on Investments	Fair Value(1)
Asset Type:
CMBS	$2,021,067	$(484,677)	$1,536,390	$2,040,582	$(648,483)	$1,392,099
Third-party CDO notes	180,969	(125,501)	55,468	174,537	(137,324)	37,213
Unsecured REIT debt	170,153	13,731	183,884	222,112	14,846	236,958
Trust preferred securities	35,006	(12,038)	22,968	34,917	(10,133)	24,784
Agency debentures	16,236	222	16,458	—	—	—

Total	$2,423,431	$(608,263)	$1,815,168	$2,472,148	$(781,094)	$1,691,054

(1)
$1.8 billion and $1.7 billion in fair value serve as collateral for the Company's consolidated CDO financing transactions as of June 30, 2011 and December 31, 2010, respectively. The remainder is either financed under other borrowing facilities or unleveraged.

        The CMBS portfolio at June 30, 2011 is comprised of 642 assets that are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, the portfolio is typically well-diversified by collateral type and geography.

        At June 30, 2011, the contractual maturities of the real estate securities ranged from four months to 45 years, with a weighted average expected maturity of 4.9 years. At December 31, 2010, the contractual maturities of the real estate securities ranged from three months to 46 years.

        During the three and six months ended June 30, 2011, proceeds from the sale and early payoff of real estate securities was $56.1 million and $147.4 million, respectively. The net realized gain on the sale and early payoff of real estate securities was $5.5 million and $19.8 million, respectively. During the three and six months ended June 30, 2010, proceeds from the sale and early payoff of real estate securities was $85.2 million and $130.3 million, respectively. The net realized gain on the sale of real estate securities was $22.7 million and $25.6 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments

        At June 30, 2011, the Company held the following real estate debt investments (amounts in thousands):

					Weighted Average
	Principal Amount	Carrying Value(1)(2)(3)	Number of Investments	Allocation by Investment Type	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Floating Rate as % of Principal Amount
Asset Type:
First mortgage loans	$1,716,345	$1,160,405	90	65.0%	5.92%	2.66%	3.30%	92.06%
Subordinate mortgage interests	242,223	168,199	12	9.4%	7.54%	3.71%	—	68.88%
Mezzanine loans	517,585	417,594	22	23.4%	6.32%	2.32%	—	66.58%
Other loans	39,394	38,766	6	2.2%	6.45%	7.50%	—	70.95%

Total/Weighted average	$2,515,547	$1,784,964	130	100.0%	6.42%	2.71%	3.30%	84.26%

(1)
$1.7 billion in carrying value serve as collateral for the Company's CDO financing transactions and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $74.6 million. The Company expects that a minimum of $70.6 million of these commitments will be funded from the Company's CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $4.0 million.

(2)
Includes six loans with a $34.5 million carrying value in real estate debt investments, held for sale.

(3)
Includes $59.9 million carrying value of loans on non-accrual status.

(4)
$385.9 million principal amount of the Company's real estate debt investments have a weighted average LIBOR floor of 2.56%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        At December 31, 2010, the Company held the following real estate debt investments (amounts in thousands):

					Weighted Average
	Principal Amount	Carrying Value(1)(2)	Number of Investments	Allocation by Investment Type	Fixed Rate	Spread Over LIBOR(3)	Spread Over Prime	Floating Rate as % of Principal Amount
Asset Type:
First mortgage loans	$1,851,196	$1,167,030	101	63.2%	5.76%	2.79%	3.32%	88.57%
Subordinate mortgage interests	294,887	189,958	13	10.3%	7.62%	3.06%	—	74.76%
Mezzanine loans	540,210	446,857	23	24.3%	5.65%	2.76%	—	71.67%
Other loans	41,056	41,056	6	2.2%	6.44%	6.50%	—	70.40%

Total/Weighted average	$2,727,349	$1,844,901	143	100.0%	6.05%	2.82%	3.32%	83.46%

(1)
$1.7 billion in carrying value served as collateral for the Company's CDO financing transactions, $44.0 million was financed under a borrowing facility and the remainder was unleveraged.

(2)
Includes five loans with a $18.7 million carrying value in real estate debt investments, held for sale.

(3)
$525.2 million principal amount of the Company's real estate debt investments have a weighted average LIBOR floor of 2.08%.

        Maturities of principal amounts of real estate debt investments at June 30, 2011 are as follows (amounts in thousands):

	Initial Maturity(1)	Maturity Including Extensions
Years Ending December 31:
2011	$517,701	$372,172
2012	708,766	432,550
2013	203,524	293,342
2014	354,448	356,037
2015	276,183	466,286
Thereafter	454,925	595,160

Total	$2,515,547	$2,515,547

(1)
The year ending December 31, 2011 includes two loans with an initial maturity prior to December 31, 2010 and a principal amount of $41.0 million that remain outstanding as of June 30, 2011. The aggregate carrying value of these maturity-defaulted loans is $2.2 million as of June 30, 2011.

        The weighted average expected maturity of the real estate debt investments was 3.4 years as of June 30, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties, and the Company may also extend contractual maturities in connection with loan modifications. The contractual amounts differ from the carrying values due to unamortized origination fees and costs, unamortized premiums and discounts and provision for loan losses being reported as part of the carrying value of the investment. At June 30, 2011, the Company had $545.1 million of unamortized discounts ($491.1 million related to CSE CDO) and $3.7 million related to unamortized origination fees. Maturity Including Extensions assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

        The following table summarizes the status of the Company's performing and non-performing loans (amounts in thousands):

	Carrying Value as of June 30, 2011					Carrying Value as of December 31, 2010
	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total(1)	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total(1)
Real Estate Debt Investments:
First mortgage loans	88	$1,169,288	2	$12,500	$1,181,788	90	$1,145,297	10	$42,716	$1,188,013
Subordinate mortgage interests	11	200,048	1	28,462	228,510	11	221,517	3	51,988	273,505
Mezzanine loans	22	517,745	—	—	517,745	23	539,527	—	—	539,527
Other loans	6	38,765	—	—	38,765	6	41,056	—	—	41,056

Total real estate debt investments	127	1,925,846	3	40,962	1,966,808	130	1,947,397	13	94,704	2,042,101
Provision for loan losses	18	(143,061)	2	(38,783)	(181,844)	14	(158,417)	2	(38,783)	(197,200)

Total real estate debt investments, net		$1,782,785		$2,179	$1,784,964		$1,788,980		$55,921	$1,844,901

(1)
Includes real estate debt investments classified as held for sale of $34.5 and $18.7 million as of June 30, 2011 and December 31, 2010, respectively.

        The Company's maximum additional exposure to loss related to the non-performing loans is $2.2 million.

Provision for Loan Losses

        For the three months ended June 30, 2011, the Company recorded $14.2 million provision for loan losses relating to four loans. For the six months ended June 30, 2011, the Company recorded $38.7 million provision for loan losses relating to nine loans. For the three and six months ended June 30, 2010, the Company recorded $56.9 million and $93.3 million provision for loan losses relating to nine and 13 loans, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        Activity in the provision for loan losses on real estate debt investments for the six months ended June 30, 2011, is as follows (amounts in thousands):

Provision for Loan Losses:
Balance at December 31, 2010	$197,200
Provision for loan losses	38,700
Transfers to REO	(20,920)
Write-off	(33,136)

Balance at June 30, 2011	$181,844

        At June 30, 2011, the provision for loan losses is comprised of the following (amounts in thousands):

	# of Loans	Principal Amount	Carrying Value	Provision for Loan Losses
Class of Debt:
First mortgage loans	3	$69,932	$48,377	$21,383
Subordinate mortgage interests	4	96,112	26,654	60,310
Mezzanine loans	13	304,408	204,466	100,151

Total	20	$470,452	$279,497	$181,844

        The Company's commercial real estate debt investments are typically secured by liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its debt investments principally based upon whether the collateral is currently paying contractual debt service and whether the Company believes it will be able to do so in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity. Those debt investments for which the Company expects to receive full payment of contractual principal and interest payments are categorized as "performing." The Company groups weaker credit quality debt investments that are currently performing, but for which it believes there is an impairment such that future collection of all principal and interest is in doubt, in a category called "performing with a credit reserve." The Company's weakest credit quality debt investments are generally non-performing loans ("NPL"). The Company categorizes a debt investment as an NPL if it is in maturity default and/or is past due at least 90 days on its contractual debt service payments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table is a summary of the carrying value of the real estate debt investments, by credit quality indicator, as of each applicable balance sheet date (amounts in thousands):

	June 30, 2011	December 31, 2010
Credit Quality Indicator:
Non-performing loans	$2,179	$55,921
Performing loans with a credit reserve	277,318	156,287
Performing loans	1,505,467	1,632,693

Total	$1,784,964	$1,844,901

        The following table details the Company's average carrying value of impaired loans by type, and the income recorded on such loans subsequent to their impairment during the three and six months ended June 30, 2011 (amounts in thousands):

	June 30, 2011
	# of Loans	Average Carrying Value(1)	Three Months Ended Income	Six Months Ended Income
Class of Debt:
First mortgage loans	3	$16,126	$104	$208
Subordinate mortgages interests	4	13,326	676	2,071
Mezzanine loans	13	18,588	4,441	5,890

Total/weighted average	20	$17,469	$5,221	$8,169

(1)
Amount includes impaired loans that have been partially charged off and excludes loans that have been fully impaired.

        At June 30, 2011, the Company's loan portfolio principal and interest aging was immaterial as it relates to receivables past due 1 to 90 days and $2.2 million regarding receivables past due greater than 90 days (inclusive of its NPLs).

8. Investment in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are accounted for using the equity method. Capital contributions, distributions and profits and losses of the real estate entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

CS Federal Drive, LLC

        In February 2006, the Company, through a joint venture with an institutional investor, CS Federal Drive, LLC ("CS/Federal"), acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

non-recourse, first mortgage loans totaling $38.0 million and the remainder in cash. The borrowings mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment. These costs will be amortized over the useful lives of the assets held by the joint venture. At June 30, 2011 and December 31, 2010, the Company had an investment in CS/Federal of $5.9 million and $6.2 million, respectively. The Company recognized equity in earnings of $0.2 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and equity in earnings of $0.3 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

NorthStar Real Estate Securities Opportunity Fund

        A subsidiary of the Company, as general partner of NorthStar Real Estate Securities Opportunity Fund ("Securities Fund"), has decided to liquidate the Securities Fund. The Company has determined the final net asset value. The Securities Fund is expected to make its final cash distribution and be dissolved in the third quarter of 2011. At June 30, 2011 and December 31, 2010, the carrying value of the Company's investment in the Securities Fund was $0.2 million and $0.7 million, respectively, each representing a 34.2% interest in the Securities Fund. For the three months ended June 30, 2011 and 2010, the Company recognized equity in losses of an immaterial amount and $3.0 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized an immaterial amount and $3.9 million of equity in losses for each period, respectively.

LandCap Partners

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners ("LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At June 30, 2011 and December 31, 2010 the Company's investment in LandCap is $8.4 million and $8.8 million, respectively. At June 30, 2011 and December 31, 2010, LandCap had investments totaling $34.5 million and $34.9 million, respectively. In addition, the Company has advanced $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and is included in other assets in the consolidated balance sheets. For the three months ended June 30, 2011 and 2010, the Company recognized equity in losses of $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized equity in losses of $0.7 million and $0.6 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

NorthStar Real Estate Income Trust, Inc.

        On October 18, 2010, NorthStar Income Opportunity REIT I, Inc. ("NIOR"), an unconsolidated entity in which the Company had an equity investment, completed a merger with NorthStar Real Estate Income Trust, Inc. ("NSREIT"), a consolidated subsidiary of the Company and each a commercial finance REIT sponsored by the Company. NSREIT became the surviving entity of the merger. As of October 18, 2010, the Company deconsolidated NSREIT and has an equity investment in NSREIT. At June 30, 2011 and December 31, 2010, the Company's investment in NSREIT is $2.7 million and $1.8 million, respectively. For the three and six months ended June 30, 2011 and 2010, the Company recognized immaterial amounts in earnings for all periods.

Meadowlands One, LLC

        The Company owned a $109.7 million interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC which is secured by a retail/entertainment complex located in East Rutherford, New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. The Company accounts for its 22% equity interest in the investment under the equity method of accounting. At June 30, 2011 and December 31, 2010, the carrying value of the Company's investment was $64.5 million and $72.6 million, respectively. For the three months ended June 30, 2011, the Company recorded equity in losses of $1.5 million. For the six months ended June 30, 2011, the Company recognized a provision for loss on equity investment of $4.5 million and equity in losses of $3.6 million.

9. Borrowings

        The Company's outstanding borrowings as of June 30, 2011 and December 31, 2010 is as follows (amounts in thousands):

					June 30, 2011		December 31, 2010
	Recourse vs. Non-Recourse	Stated Maturity	Contractual Interest Rate(1)		Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 1.91%	(3)	$189,414	$178,244	$225,701	$193,242
N-Star II	Non-recourse	Jun-39	LIBOR + 1.48%	(3)	165,731	127,600	197,212	139,922
N-Star III	Non-recourse	Jun-40	LIBOR + 0.59%	(3)	288,111	156,383	313,907	156,107
N-Star IV	Non-recourse	Jul-40	LIBOR + 0.58%	(3)	244,265	183,334	258,769	164,315
N-Star V	Non-recourse	Sep-45	LIBOR + 0.54%	(3)	424,049	207,688	434,633	233,892
N-Star VI	Non-recourse	Jun-41	LIBOR + 0.51%	(3)	289,698	204,529	271,698	180,813
N-Star VII	Non-recourse	Jun-51	LIBOR + 0.34%	(3)	488,700	259,484	499,200	322,431
N-Star VIII	Non-recourse	Feb-41	LIBOR + 0.45%	(3)	584,150	370,378	586,460	170,358
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%	(3)	682,980	243,333	744,960	207,136
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.40%	(3)	825,108	532,443	916,005	490,589

Subtotal CDO bonds payable					4,182,206	2,463,416	4,448,545	2,258,805

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

						June 30, 2011		December 31, 2010
	Recourse vs. Non-Recourse	Stated Maturity		Contractual Interest Rate(1)		Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
Mortgage notes payable:(4)
Core net lease
Salt Lake City	Non-recourse	Sep-12		5.16%		14,844	14,844	15,059	15,059
Portland	Non-recourse	Jun-14		7.34%		4,367	4,367	4,466	4,466
Fort Wayne	Non-recourse	Jan-15		6.41%		3,268	3,268	3,313	3,313
Reading	Non-recourse	Jan-15		5.58%		13,506	13,506	13,643	13,643
Reading	Non-recourse	Jan-15		6.00%		5,000	5,000	5,000	5,000
EDS	Non-recourse	Oct-15		5.37%		45,819	45,819	46,218	46,218
Executive Center	Non-recourse	(5)		5.85%		—	—	51,480	51,480
Keene	Non-recourse	Feb-16		5.85%		6,533	6,533	6,588	6,588
Green Pond	Non-recourse	Apr-16		5.68%		16,760	16,760	16,884	16,884
Aurora	Non-recourse	Jul-16		6.22%		32,372	32,372	32,583	32,583
DSG	Non-recourse	Oct-16		6.17%		33,075	33,075	33,325	33,325
Indianapolis	Non-recourse	Feb-17		6.06%		27,603	27,603	27,789	27,789
Milpitas	Non-recourse	Mar-17		5.95%		21,393	21,393	21,639	21,639
Fort Mill	Non-recourse	Apr-17		5.63%		27,700	27,700	27,700	27,700
Fort Mill	Non-recourse	Apr-17		6.21%		2,322	2,322	2,482	2,482
Alliance	Non-recourse	Dec-17		6.48%		23,084	23,084	23,239	23,239

Subtotal Core net lease						277,646	277,646	331,408	331,408

Healthcare net lease
Miller	Non-recourse	Jun-12		7.04%		116,806	116,806	116,807	116,807
Park National	Non-recourse	Jan-14		5.94%		32,321	32,321	32,537	32,537
GE Healthcare	Non-recourse	May-15		LIBOR + 5.95%	(6)	57,992	57,992	58,200	58,200
Grove City	Non-recourse	Mar-16		6.00%		4,393	4,393	3,040	3,040
Lancaster	Non-recourse	Mar-16		6.00%		6,694	6,694	6,280	6,280
Marysville	Non-recourse	Mar-16		6.00%		5,022	5,022	5,393	5,393
Washington	Non-recourse	Mar-16		6.00%		4,812	4,812	5,223	5,223
Wilkinson	Non-recourse	Jan-17		6.99%		158,773	158,773	159,135	159,135
Tuscola & Harrisburg	Non-recourse	Jan-17		7.09%		7,833	7,833	7,842	7,842
Harmony FNMA	Non-recourse	(7)		6.39%		—	—	73,900	73,900
ARL Mob Wachovia	Non-recourse	May-17		5.89%		3,327	3,327	3,349	3,349

Subtotal Healthcare net lease						397,973	397,973	471,706	471,706

Real estate owned
PDG	Non-recourse	May-17		5.76%		212,000	212,000	—	—

Subtotal Mortgage notes payable						887,619	887,619	803,114	803,114

Exchangeable senior notes:(8)
Exchangeable Senior Notes ("NNN Notes")	Recourse	Jun-13	(10)	11.50%		56,750	55,783	60,750	59,446
Exchangeable Senior Notes ("7.25% Notes")	Recourse	Jun-27	(11)	7.25%		23,415	23,267	68,165	67,443
Exchangeable Senior Notes ("7.5% Notes")	Recourse	Mar-31	(12)	7.50%		172,500	158,888	—	—

Subtotal Exchangeable senior notes						252,665	237,938	128,915	126,889

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

				June 30, 2011		December 31, 2010
	Recourse vs. Non-Recourse	Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
Junior subordinated notes:(2)(9)
Trust I	Recourse	Mar-35	8.15%	41,240	32,151	41,240	30,173
Trust II	Recourse	Jun-35	7.74%	25,780	19,910	25,780	18,531
Trust III	Recourse	Jan-36	7.81%	41,238	30,949	41,238	28,825
Trust IV	Recourse	Jun-36	7.95%	50,100	41,187	50,100	38,349
Trust V	Recourse	Sep-36	LIBOR + 2.70%	30,100	20,480	30,100	18,830
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	17,552	25,100	15,568
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	20,814	31,475	19,080
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	23,907	35,100	21,894

Subtotal Junior subordinated notes				280,117	206,950	280,133	191,250

Secured term loans:
LB Term Loan	Recourse	(13)	LIBOR + 1.50%	—	—	22,199	22,199
Term Asset-Backed Securities Loan Facility	Non-recourse	Oct-14	2.64%	14,682	14,682	14,682	14,682

Subtotal Secured term loans				14,682	14,682	36,881	36,881

Grand Total				$5,617,289	$3,810,605	$5,697,588	$3,416,939

(1)
See Note 14 regarding the Company's derivative instruments which are used to manage interest rate exposure.

(2)
Carrying value represents fair value with respect to the CDO bonds payable and junior subordinated notes due to the election of the fair value option (see Note 4) and the principal amount with regards to mortgage notes payable, exchangeable senior notes and secured term loans.

(3)
Represents a weighted average spread. N-Star I and VI and CSE CDO are based on three-month LIBOR whereas all others are based on one-month LIBOR.

(4)
Mortgage notes are subject to customary non-recourse covenants.

(5)
The Company transferred the property to the lender via a deed in lieu in April 2011.

(6)
Contractual interest rate is based on three-month LIBOR.

(7)
The Company repaid the principal amount in April 2011.

(8)
Principal amounts differ from the carrying value on the consolidated balance sheet due to the equity component of the debt.

(9)
Junior subordinate notes Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from three-month LIBOR + 2.70% to 3.25%. The Company entered into an interest rate swap agreement on Trust VIII which fixes the interest rate for ten years at 8.29%. The Company terminated interest rate swaps on Trusts V, VI and VII which originally fixed the interest rates for ten years at 8.16%, 8.02% and 7.60%, respectively.

(10)
$9.9 million is held in an escrow account that is currently earmarked to repay the notes in 2013.

(11)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

(12)
The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(13)
The Company repaid the principal amount on March 9, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

        Scheduled principal on the Company's borrowings, based on stated maturity, is as follows as of June 30, 2011 (amounts in thousands):

	Total	CDO Bonds Payable	Mortgage Notes Payable	Exchangeable Senior Notes(1)(2)	Junior Subordinated Notes	Secured Term Loan
2011	$4,059	$—	$4,059	$—	$—	$—
2012	163,230	—	139,815	23,415	—	—
2013	65,839	—	9,089	56,750	—	—
2014	58,600	—	43,918	—	—	14,682
2015	124,830	—	124,830	—	—	—
Thereafter	5,200,731	4,182,206	565,908	172,500	280,117	—

Total	$5,617,289	$4,182,206	$887,619	$252,665	$280,117	$14,682

(1)
The 7.25% Notes with a principal amount of $23.4 million have a final maturity date of June 15, 2027. The above table reflects the holders' repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

(2)
$9.9 million is held in an escrow account that is currently earmarked to repay the NNN Notes due in 2013.

        At June 30, 2011, the Company was in compliance with all covenants under its borrowings.

Exchangeable Senior Notes

        In March 2011, the Operating Partnership issued $172.5 million of 7.50% exchangeable senior notes (the "7.50% Notes") due in 2031. The 7.50% Notes were offered in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The 7.50% Notes pay interest semi-annually in arrears on March 15 and September 15, at a rate of 7.50% per annum. The 7.50% Notes have an initial exchange rate representing an exchange price of $6.44 per share of the Company's common stock, subject to adjustment under certain circumstances. The 7.50% Notes are senior unsecured obligations of the Operating Partnership and may be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date for cash or common stock of the Company, or a combination of cash and common stock of the Company, at the Company's option. The 7.50% Notes are redeemable, at the Company's option, on and after March 15, 2016. The Company may be required to repurchase the 7.50% Notes upon the occurrence of certain events. The net proceeds from the offering were $163.0 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

Debt Repurchases

        The following summarizes the Company's total debt repurchases in 2011 (amounts in thousands):

	CDO Bonds		Exchangeable Senior Notes
	Principal Amount	Repurchase Price	Principal Amount	Repurchase Price
Three months ended June 30, 2011	$95,060	$36,515	$12,500	$13,090
Six months ended June 30, 2011	$191,378	$70,687	$48,750	$50,788

        The Company recorded a realized loss of $18.1 million and $26.5 million in connection with the repurchase of its notes and CDO bonds for three and six months ended June 30, 2011, respectively.

Mortgage Note Refinancing

        On March 31, 2011, the Company closed on a $20.9 million mortgage with General Electric Capital Corporation. The proceeds were primarily used to refinance a $19.9 million mortgage bearing an interest rate of 9.25% and maturing in 2015 on four of its healthcare net lease assets. The debt has a five-year term with a one-year interest only period and principal and interest payments thereafter. The interest rate is 3-month LIBOR + 5.95% with a 1% LIBOR floor.

Settlement of Mortgage Note

        The Company previously owned a partially vacant net lease property located in Cincinnati, Ohio. In November 2010, the mortgage lender declared a payment default and, in December 2010, began foreclosure proceedings on the property. In April 2011, the Company transferred the property to the lender via a deed in lieu of foreclosure. The Company paid the lender $2.5 million mainly for settlement of certain tenant improvements and leasing commission obligations.

10. Related Party Transactions

Advisory Fees

        The Company has agreements with each of its N-Star CDOs and the CSE CDO to perform certain advisory services. The advisory fee income related to all of the CDO financing transactions are eliminated as a result of the consolidation of the respective CDO financing transaction. For such time certain CDO financing transactions were not consolidated, the Company earned total fees of $0.3 million and $0.7 million for the three and six months ended June 30, 2010, respectively, which is recorded in other income in the consolidated statement of operations.

        The Company has an agreement with NSREIT, and had an agreement with NIOR prior to its merger, to perform certain advisory services. For the three months ended June 30, 2011 and 2010, the Company earned $0.2 million and $0.1 million of fees on these agreements, respectively. For the six months ended June 30, 2011 and 2010, the Company earned $0.3 million and $0.1 million of fees on these agreements, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions (Continued)

Legacy Fund

        The Company has two real estate debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower, totaling $33.4 million in principal amount. In January 2010, the Company extended one of the loans totaling $19.2 million through January 2012, with three additional one-year extension options. In June 2010, the Company modified the other loan totaling $14.1 million. The interest rate was increased to LIBOR + 4.50% and the maturity date was extended to April 2013, with two one-year extension options. One of the Company's directors, Preston Butcher, is the chairman of the Board of Directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund.

11. Equity-Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of June 30, 2011, the Company has issued an aggregate of 8,313,260 LTIP Units, net of forfeitures of 147,640 LTIP Units. An aggregate of 4,670,218 LTIP Units were converted to common stock and 581,669 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,313,260 LTIP Units, so long as the recipient continues to be an eligible recipient, 4,836,589 will vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning with the first quarter after the date of grant ended either January 29, April 29, July 29 or October 29 for the three-year vesting period, 2,064,996 will vest over 16 consecutive quarters with the first quarter being January 29, 2008, 701,058 cliff vested on December 31, 2010, and 267,793 are subject to no vesting requirements. The Company accelerated the vesting of 442,824 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $1.8 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively, and $3.5 million and $7.9 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there were 439,421 unvested LTIP Units and 84,349 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Stock Incentive Plan LTIP Unit grants is $1.8 million, provided there are no forfeitures.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

11. Equity-Based Compensation (Continued)

Additional Grants

        In February 2011 and April 2011, the Company granted 370,370 and 143,129 LTIP Units, respectively, to certain officers and employees of the Company. These LTIP Units vest to the individual recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning on April 29, 2011. The Company has recognized $0.2 million and $0.3 million in compensation expense related to these LTIP Units for the three and six months ended June 30, 2011, respectively.

        The status of all of the LTIP Unit grants as of June 30, 2011 and December 31, 2010 is as follows (in thousands):

	June 30, 2011		December 31, 2010
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	4,289	$7.92	7,323	$9.85
Granted	630	5.13	—	—
Converted to common stock	(562)	6.81	(3,031)	12.59
Forfeited	(84)	10.67	(3)	8.55

Ending Balance/Weighted Avg.	4,273	$7.60	4,289	$7.92

(1)
Reflects balance at January 1, 2011 and January 1, 2010 for the periods ended June 30, 2011 and December 31, 2010, respectively.

Incentive Compensation Plan

        On July 21, 2009, the Compensation Committee of the Board of Directors (the "Committee") of the Company approved the material terms of a new Incentive Compensation Plan for the Company's executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool is expected to be established each calendar year. The size of the incentive pool will be calculated as the sum of: (a) 1.75% of the Company's "adjusted equity capital;" and (b) 25% of the Company's adjusted funds from operations, as adjusted ("AFFO"), above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

        The incentive pool is expected to be divided into the following three separate incentive compensation components: (1) an annual cash bonus, tied to annual performance of the Company and paid after year end at or around completion of the year end audit; (2) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date; and (3) a long-term incentive, paid at the end of a three or four-year period based on the Company's achievement of cumulative performance goals for the three or four-year period, subject to the participant's continued employment through the payment date. The Committee expects to evaluate the Plan on an annual basis and consider alternatives to the foregoing

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

11. Equity-Based Compensation (Continued)

as the Committee deems appropriate and in the best interests of the Company. Performance goals for each component will be set by the Committee initially upon the adoption of the Plan and at the beginning of each subsequent calendar year for each new cycle. The goals will generally be divided into ranges of performance, each of which will correspond to a payout level equal to a percentage of a participant's pool allocation for such component.

        In January 2009 and 2010, an aggregate of 3,147,454 and 2,209,998 restricted stock units ("RSUs"), respectively, were allocated to executive officers of the Company under the long-term incentive component of the Plan. The RSUs are subject to the Company achieving cumulative performance hurdles or target stock prices established by the Committee for the three-year periods ending December 31, 2011 and December 31, 2012. Upon the conclusion of the applicable three-year performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, inclusive of the dividends paid with respect to a share of common stock during the second and third year of the applicable three-year performance period, for each RSU actually earned (the "Long-Term Amount"). The Long-Term Amount, if any, will be paid in the form of shares of common stock or LTIP Units to the extent available under the Company's equity compensation plans or, if all or a portion of such shares or LTIP Units are not available, in cash; provided, that the amount of cash paid to any executive officer with respect to the Long-Term Amount shall not exceed certain maximum amounts set forth in the Plan.

        For the RSUs granted in 2009 the Company believes that it will meet the performance hurdle established for the period ending December 31, 2011 that would entitle the recipient to 100% of the RSUs granted. The Company has recorded $2.1 million of equity-based compensation expense in 2010, relating to these RSUs based upon the fair value of the target stock price component of the Plan on the dates that the RSUs were initially allocated to the executive officers. Since the Company has determined it will meet the performance hurdle, it is required to record a catch up adjustment to compensation expense based upon the value of the award under the performance hurdle. The Company does not believe that it will have a sufficient amount of common stock or LTIP Units to settle these RSUs and, accordingly, believes that these RSUs will be settled in cash. The award to be paid in cash is currently classified as a liability and will be remeasured each reporting period based upon the stock price at the end of the reporting period and the Company's performance expectations for the duration of the performance period. The Company remeasured its compensation expense for the three and six months ended June 30, 2011, based upon the June 30, 2011 stock price and the recipient receiving 100% of the award and recorded compensation expense $5.7 million and $8.6 million, respectively.

        At June 30, 2011, the Company does not have sufficient information to believe that the performance hurdle for the RSUs granted in 2010 are likely to be achieved and, accordingly, did not recognize compensation relating to the performance hurdles under the Plan for the performance period ending December 31, 2012. The target stock price component of the Plan for the period ending December 31, 2012 has been fair valued and the Company has recognized equity-based compensation of $0.6 million and $0.8 million for the three and six months ended June 30, 2011, respectively. To the extent earned, the Company expects to settle these RSUs in common stock or LTIP Units.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity

Common Stock

        On May 17, 2011, the Company completed the sale of 17.25 million shares of its common stock at a price of $4.25 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $69.3 million.

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

        During the three and six months ended June 30, 2011, the Company issued a total of 18,296 and 33,324 common shares, respectively, pursuant to the Plan for a gross sales price of $0.1 million. During the three and six months ended June 30, 2010, the Company issued a total of 24,506 and 48,481 of common shares, respectively, pursuant to the Plan for a gross sales price each of $0.1 million.

Dividends

        On January 19, 2011, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on February 14, 2011, to the stockholders of record as of the close of business on February 4, 2011.

        On May 4, 2011, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The dividends were paid on May 25, 2011, to the stockholders of record as of the close of business on May 18, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three and six months ended June 30, 2011 and 2010 is computed as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator Income (loss):
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(51,983)	$31,985	$(155,777)	$7,061
Effect of dilutive securities:
Income (loss) allocated to non-controlling interest	(2,454)	2,392	(8,046)	18

Dilutive net income (loss) available to stockholders	$(54,437)	$34,377	$(163,823)	$7,079

Denominator (Shares):
Shares available to common stockholders	86,967	76,407	82,606	76,579
Effect of dilutive securities:
OP/LTIP units	4,267	5,872	4,302	5,727

Weighted Average Dilutive Shares	91,234	82,279	86,908	82,306

Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(0.60)	$0.42	$(1.89)	$0.09

        The earnings per share calculation takes into account the conversion of LTIP Units into common shares. The LTIP Units convert on a one-for-one basis into common shares and share equally in the Company's income. Depending on the timing of LTIP conversions and the amount of LTIP Units converted, relative to the timing of the Company's income allocated to the LTIP non-controlling interest, and the weighting of the common shares, the LTIP conversions may result in an anti-dilutive effect on earnings per share.

13. Non-controlling Interest

Operating Partnership

        Non-controlling interest represents the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Share") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interest in the accompanying consolidated balance sheet to account for the change in the ownership of the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

13. Non-controlling Interest (Continued)

underlying equity in the Operating Partnership. As of June 30, 2011 and December 31, 2010, non-controlling interest related to the aggregate limited partnership units of 4,273,373 and 4,289,876, represented a 4.26% and 5.21% interest in the Operating Partnership, respectively. Income (loss) allocated to the Operating Partnership non-controlling interest for the three months ended June 30, 2011 and 2010 was a loss of $2.4 million and income of $2.4 million, respectively. Income (loss) allocated to the Operating Partnership non-controlling interest for the six months ended June 30, 2011 and 2010 was a loss of $8.0 million and immaterial, respectively.

Contingently Redeemable Non-controlling Interest

        In July 2010, the Company was notified by Inland American that Inland American desires to have NRF Healthcare, LLC ("NRF Healthcare") engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare by January 9, 2011 (which the Company complied with). Further, if on July 8, 2012, the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare. As of June 30, 2011, the Company agreed to pay down the $100.0 million of the preferred membership interest. Such amount was paid in full on July 14, 2011.

        Income allocated to Inland American's non-controlling interest for the three months ended June 30, 2011 and 2010 was income of $2.6 million. Income allocated to Inland American's non-controlling interest for the six months ended June 30, 2011 and 2010 was income of $5.3 million for both periods, respectively.

Joint Ventures

        A third party holds 16.7% of the equity notes of N-Star CDO I, and such interest is reflected as non-controlling interest in the Company's consolidated financial statements.

14. Risk Management and Derivative Activities

Derivatives

        The Company uses derivative instruments primarily to manage interest rate risk exposure and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the Company's investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings.

        The derivative instruments used to manage the Company's exposure to interest rate movements and other identified risks may not be designated as a qualifying hedge for U.S. GAAP because such derivatives do not meet strict hedge accounting requirements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        For derivatives that qualify as cash flow hedges, the effective portion of changes in the fair value of derivatives designated as a hedge is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into income in the period that the hedged transaction affects income. Amounts reported in accumulated other comprehensive income (loss) related to the hedge of the Company's variable-rate borrowings will be reclassified to interest expense as interest payments are made on the Company's borrowings.

        With respect to the CDO bonds payable and junior subordinated notes where the Company has elected the fair value option, the changes in fair value of these instruments are recorded in income and any interest rate swap agreements associated with these borrowings do not qualify for hedge accounting given that the underlying borrowing is remeasured with changes in the fair value recorded in income. For derivatives that qualified as a hedge at the time of the fair value election of these liabilities, the unrealized gain or loss at that time will remain in accumulated in other comprehensive income (loss) and will be reclassified into income over the shorter of either the life of the swap or the associated borrowing, with current change in fair value recorded in income.

        The following tables summarize the Company's derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset / (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate derivatives:
As of June 30, 2011	53	$2,524,142	$(191,209)	0.29% - 7.00%	December 2011 - October 2019
As of December 31, 2010	64	$2,812,409	$(220,630)	0.37% - 7.00%	February 2011 - October 2019

        During the second quarter of 2011, the Company terminated $163.0 million notional amount of interest rate swaps. The remaining change from December 31, 2010 relates to contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2011 and December 31, 2010, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the fair value of the Company's derivative instruments as well as their classification on its consolidated balance sheets as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011	December 31, 2010
Derivative assets
Interest rate derivatives, designated as hedges	$—	$—
Interest rate derivatives, not designated as hedges	31	59

	$31	$59

Derivative liabilities
Interest rate derivatives, designated as hedges	$—	$—
Interest rate derivatives, not designated as hedges	191,240	220,689

	$191,240	$220,689

        The following tables present the effect of the Company's derivative instruments on its consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2011	2010	2011	2010
Cash flow hedges
Amount of gain (loss) reclassified from OCI into income related to effective portion	Interest Expense	$—	$7	$—	$(328)
Non-hedge derivatives
Amount of gain (loss) recognized in income	Unrealized gain (loss) on investment and other	$(13,825)	$(52,110)	$5,133	$(85,859)
Amount of gain (loss) reclassified from OCI into income	Unrealized gain (loss) on investment and other	$(1,873)	$(1,416)	$(3,746)	$(2,820)

        At June 30, 2011, the Company's counterparties hold no cash margin as collateral against its derivative contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, 22% and 37% of the Company's rental and escalation revenue for the three and six months ended June 30, 2011, respectively, is generated from one tenant and one operator in the Company's healthcare net lease

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

15. Segment Reporting

        The Company conducts its business through the following segments:

  •
  The real estate debt business is focused on originating, structuring and acquiring senior and subordinate debt investments secured primarily by CRE properties, and includes first mortgage loans, subordinate mortgage interests, mezzanine loans and other loans, including preferred equity investments.

  •
  The real estate securities business is focused on investing in a wide range of real commercial estate securities including CMBS, unsecured REIT debt, CDO notes backed by real estate securities and debt, and credit tenant loans.

  •
  The net lease properties business is focused on acquiring CRE located throughout the United States that are primarily leased under long-term triple net leases to corporate tenants. The core net lease property business invests primarily in office, industrial and retail properties. We also own, manage and invest in a portfolio of healthcare-related properties, with a majority of the current portfolio concentrated in assisted living facilities.

  •
  The asset management and other activities related to real estate and real estate finance, including managing CDO financing transactions on a fee basis and acting as a special servicer for the Company's owned (and potentially third party owned) CMBS. The Company is the sponsor and advisor, on a fee basis, of NSREIT, a registered and non-listed REIT that is currently raising capital in a continuous offering that is being sold and supported by our wholly-owned broker-dealer, NRF Capital Markets LLC. The Company has also filed a registration statement on Form S-11 for NorthStar Senior Care Trust, Inc., a non-listed REIT that intends to invest in loans and real estate focused on the healthcare sector.

        The Company primarily generates revenue from interest income on the real estate debt and real estate securities portfolios, rental income from the net lease properties and fee income from the asset management and other related activities. The Company's income is primarily derived through the difference between revenues and the cost at which the Company is able to finance its assets. The Company may also invest in assets that generate attractive returns without any financing.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

        The following summarizes segment reporting for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

Three months ending June 30, 2011:	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated(1)	Consolidated Total
Revenues and other income
Interest income	$58,464	$52,235	$61	$—	$30	$110,790
Rental and escalation income	5,750	—	20,205	—	1	25,956
Commission income	—	—	—	1,726	—	1,726
Other revenue	1,266	106	(1)	215	(9)	1,577

	65,480	52,341	20,265	1,941	22	140,049
Expenses
Interest expense	11,889	10,789	12,874	155	(1,501)	34,206
Operating expenses	2,166	—	444	—	3	2,613
Commission expense	—	—	—	1,299	—	1,299
Provision for loan losses	14,200	—	—	—	—	14,200
Depreciation and amortization	3,805	—	7,420	16	285	11,526
General and administrative and other	3,732	1,099	1,588	2,500	19,298	28,217

	35,792	11,888	22,326	3,970	18,085	92,061
Equity in earnings (losses) of unconsolidated venture	(1,940)	(40)	308	—	117	(1,555)
Unrealized gain (loss) on investments and other	4,049	(143,989)	(1)	—	9,334	(130,607)
Realized gain (loss) on investments and other	42,554	(2,765)	(542)	—	(2,408)	36,839

Income (loss) from continuing operations	74,351	(106,341)	(2,296)	(2,029)	(11,020)	(47,335)
Income from discontinued operations	(20)	—	(1,027)	—	—	(1,047)
Gain on sale of discontinued operations	—	—	9,416	—	—	9,416

Consolidated net income (loss)	$74,331	$(106,341)	$6,093	$(2,029)	$(11,020)	$(38,966)

Total Assets as of June 30, 2011	$2,498,416	$1,808,203	$894,274	$4,283	$225,440	$5,430,616

(1)
Unallocated includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

Three months ending June 30, 2010:	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated(1)	Consolidated Total
Revenues and other income
Interest income	$23,663	$36,960	$80	$—	$18	$60,721
Rental and escalation income	39	—	31,739	—	1	31,779
Commission income	—	—	—	372	—	372
Other revenue	107	(121)	84	832	54	956

	23,809	36,839	31,903	1,204	73	93,828
Expenses
Interest expense	9,508	5,580	11,983	—	7,421	34,492
Operating expenses	19	—	10,663	—	4	10,686
Commission expense	—	—	—	278	—	278
Provision for loan losses	56,768	—	—	—	173	56,941
Depreciation and amortization	4	—	7,420	3	301	7,728
General and administrative and other	2,033	833	2,669	1,530	13,216	20,281

	68,332	6,413	32,735	1,811	21,115	130,406
Equity in earnings (losses) of unconsolidated venture	(351)	(2,949)	(277)	—	8,443	4,866
Unrealized gain (loss) on investments and other	(12,808)	(27,236)	—	—	33,647	(6,397)
Realized gain (loss) on investments and other	57,933	23,703	(35)	—	(63)	81,538

Income (loss) from continuing operations	251	23,944	(1,144)	(607)	20,985	43,429
Income from discontinued operations	(1,742)	—	359	—	(1)	(1,384)
Gain on sale of discontinued operations	—	—	2,528	—	—	2,528

Consolidated net income (loss)	$(1,491)	$23,944	$1,743	$(607)	$20,984	$44,573

Total Assets as of June 30, 2010	$1,881,001	$1,358,730	$1,058,513	$1,458	$97,154	$4,396,856

(1)
Unallocated includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

Six months ending June 30, 2011:	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated(1)	Consolidated Total
Revenues and other income
Interest income	$105,409	$102,844	$124	$—	$53	$208,430
Rental and escalation income	5,789	—	53,093	—	1	58,883
Commission income	—	—	—	2,644	—	2,644
Other revenue	1,478	110	49	274	(1)	1,910

	112,676	102,954	53,266	2,918	53	271,867
Expenses
Interest expense	20,680	20,734	29,093	220	(3,101)	67,626
Operating expenses	2,166	—	12,938	—	6	15,110
Commission expense	—	—	—	2,016	—	2,016
Provision for loan losses	43,182	—	—	—	—	43,182
Depreciation and amortization	4,075	—	14,934	31	568	19,608
General and administrative and other	7,823	2,060	3,653	4,459	31,225	49,220

	77,926	22,794	60,618	6,726	28,698	196,762
Equity in earnings (losses) of unconsolidated venture	(4,245)	(48)	317	—	193	(3,783)
Unrealized gain (loss) on investments and other	(132,606)	(130,917)	(17)	—	(19,285)	(282,825)
Realized gain (loss) on investments and other	54,492	7,306	(1,077)	—	(3,010)	57,711

Income (loss) from continuing operations	(47,609)	(43,499)	(8,129)	(3,808)	(50,747)	(153,792)
Income from discontinued operations	(239)	—	(399)	—	—	(638)
Gain on sale of discontinued operations	50	—	14,397	—	—	14,447

Consolidated net income (loss)	$(47,798)	$(43,499)	$5,869	$(3,808)	$(50,747)	$(139,983)

Total Assets as of June 30, 2011	$2,498,416	$1,808,203	$894,274	$4,283	$225,440	$5,430,616

(1)
Unallocated includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

Six months ending June 30, 2010:	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated(1)	Consolidated Total
Revenues and other income
Interest income	$45,054	$73,071	$142	$—	$29	$118,296
Rental and escalation income	77	—	50,990	—	(1)	51,066
Commission income	—	—	—	372	—	372
Other revenue	332	1,788	87	832	111	3,150

	45,463	74,859	51,219	1,204	139	172,884
Expenses
Interest expense	20,721	12,685	25,433	—	7,816	66,655
Operating expenses	22	—	12,257	—	8	12,287
Commission expense	—	—	—	278	—	278
Provision for loan losses	93,084	—	—	—	173	93,257
Depreciation and amortization	8	—	14,899	5	601	15,513
General and administrative and other	5,361	1,753	4,548	2,386	30,160	44,208

	119,196	14,438	57,137	2,669	38,758	232,198
Equity in earnings (losses) of unconsolidated venture	(812)	(3,861)	2,276	—	8,612	6,215
Unrealized gain (loss) on investments and other	(13,909)	(1,998)	—	—	9,071	(6,836)
Realized gain (loss) on investments and other	56,760	26,592	(318)	—	(63)	82,971

Income (loss) from continuing operations	(31,694)	81,154	(3,960)	(1,465)	(20,999)	23,036
Income from discontinued operations	(1,742)	—	648	—	(1)	(1,095)
Gain on sale of discontinued operations	—	—	2,528	—	—	2,528

Consolidated net income (loss)	$(33,436)	$81,154	$(784)	$(1,465)	$(21,000)	$24,469

Total Assets as of June 30, 2010	$1,881,001	$1,358,730	$1,058,513	$1,458	$97,154	$4,396,856

(1)
Unallocated includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

16. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the six months ended June 30, 2011 and 2010 is presented below (amounts in thousands):

	June 30,
	2011	2010
Real estate acquisition(1)	$(247,186)	$—
Assumption of mortgage(1)	248,252	—
Reduction of real estate debt investments(1)	42,654	—
Increase of restricted cash(1)	(10,462)	—
Foreclosure of timeshare interest(1)	(6,076)	—
Consolidate assets of N-Star CDO financing transactions	—	(812,166)
Consolidate liabilities of N-Star CDO financing transactions	—	628,595
Consolidate non-controlling interest	—	3,216
GP distribution of operating real estate to non-controlling interest	—	9,525
Distribution of mortgage notes payable to non-controlling interest	—	(4,734)
Deconsolidate of non-controlling interest	—	(1,815)
40% participation interest in principal proceeds of debt investment granted to lender in connection with repayment extinguishment of respective secured term loan	—	35,287

(1)
Non-cash activity occurred in connection with deed in lieu of foreclosure.

17. Commitments and Contingencies

Chatsworth Property

        One of the Company's net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and was 100% leased to Washington Mutual Bank, FA ("WaMu"). NRFC NNN Holdings, Inc. ("NNN"), which is a subsidiary of the Company, is a defendant in a lawsuit ("Lawsuit") filed by GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender") in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of the Company's subsidiaries (NRFC Sub IV") that were 100% leased (the "Lease") to WaMu. The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of $45 million (the "Judgment"). NNN intends to vigorously pursue an appeal of the decision.

        Pursuant to the U.S. GAAP ASC 450, Contingencies, an estimated loss from a loss contingency shall be accrued by a charge to income if two conditions are met. First, information available prior to the issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

17. Commitments and Contingencies (Continued)

it must be probable that one or more future events will occur confirming the facts of the loss. Second, the amount of the loss can be reasonably estimated. The Company believes it is not probable that the Lawsuit will result in an unfavorable outcome and, therefore, the Company has not established an accrual relating to the Lawsuit.

        In connection with filing for an appeal, pursuant to California law NNN was required to post a bond in an amount equal to one and a half times the amount of the Judgment (the "Bond"). Accordingly, the Company has entered into a standard General Agreement of Indemnity with an issuer of surety bonds (the "Surety Agreement"). On January 7, 2011, as part of the Surety Agreement and in connection with the issuance of the Bond, the Company posted cash collateral equal to 38% of the amount of the Bond, or $26.1 million.

18. Subsequent Events

Dividends

        On August 3, 2011, the Company declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The common stock dividends are to be paid on August 19, 2011 to shareholders of record as of the close of business on August 15, 2011. The Series A and Series B preferred stock dividends will be paid on August 16, 2011, to the stockholders of record as of the close of business on August 15, 2011.

Other Transactions

        In July 2011, the Company repaid in full the $100 million preferred membership interest in NRF Healthcare which had a 10.5% coupon.

Amendments to Bylaws and Form of Indemnification Agreement

        On August 3, 2011, the Board of Directors of the Company amended and restated the Company's Bylaws and approved modifications to the Company's form of indemnification agreement.

        The changes to the Bylaws include revisions that more closely track the language of the Maryland General Corporation Law (the "MGCL") and include, among others, changes that (1) clarify that notices of stockholders meetings may be given by electronic notice, (2) provide for "householding" of notices, as permitted by the MGCL and federal proxy rules, (3) extend the advance notice requirements for director nominations and business proposals at annual meetings to 120 to 150 days before the anniversary of the date of the prior year's proxy statement, (4) increase the information that must be provided by a stockholder proposing business or a nominee, including a requirement for information related to hedging activities, and (5) provide expressly that a stockholder is not entitled to demand a certificate in order to enhance compliance with the New York Stock Exchange's Direct Registration System eligibility requirements (i.e., shares must be uncertificated). The Amended and Restated Bylaws are filed as Exhibit 3.2 hereto and this summary is qualified in its entirety by reference to the Amended and Restated Bylaws.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

18. Subsequent Events (Continued)

        The changes to the form of indemnification agreement include, among others (1) revising the standard for indemnification to more closely track the language of the MGCL and (2) clarifying that the amendment or termination of the indemnification agreement does not affect an indemnitee's entitlement to indemnification and advancement of expenses for a claim that relates to challenged action or inaction that occurred prior to the amendment or termination of the indemnification agreement. In addition, NRFC Sub-REIT, Corp., a Maryland corporation and an indirect subsidiary of the Company through which the Company operates most of its business, will also be a party to the revised indemnification agreement, agreeing to indemnify the Company's directors and officers to the same extent as the Company. The Company intends to have its directors and officers replace existing indemnification agreements with the revised form of indemnification agreement. Under both the prior indemnification agreements and the revised indemnification agreement, the Company will indemnify officers and directors to the maximum extent permitted under Maryland law. The Form of Amended and Restated Indemnification Agreement is filed as Exhibit 10.25 hereto and this summary is qualified in its entirety by reference to the Form of Amended and Restated Indemnification Agreement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. References to "we," "us," or "our" refer to NorthStar Realty Finance Corp. and its subsidiaries unless context specifically requires otherwise.

Forward-Looking Statements

        Certain items in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, financing needs, future market opportunities, financial condition and disclosure in this Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

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

Introduction

        NorthStar Realty Finance Corp. is a real estate finance company that originates, acquires and manages portfolios of commercial real estate ("CRE") debt, CRE securities and net lease properties. In addition, we engage in asset management and other activities related to real estate and real estate finance.

  •
  Our real estate debt business is focused on originating, structuring and acquiring senior and subordinate debt and loan investments secured primarily by CRE properties, and includes first mortgage loans, subordinate mortgage interests, mezzanine loans and other loans, including preferred equity investments. We directly underwrote and originated approximately 80% of the debt investments in our current portfolio (excluding debt in the CSE RE 2006-A CDO ("CSE CDO") that we acquired in 2010). Our real estate debt portfolio represents approximately 40.8% of our assets under management as of June 30, 2011.

  •
  Our real estate securities business is focused on investing in a wide range of commercial estate securities, including commercial mortgage backed securities ("CMBS"), unsecured real estate investment trust ("REIT") debt, collateralized debt obligations ("CDOs") notes backed primarily by real estate securities and debt, and credit tenant loans. Our real estate securities portfolio represents approximately 46.0% of our assets under management as of June 30, 2011.

  •
  Our net lease properties business is focused on acquiring CRE located throughout the United States that are primarily leased under long-term triple net leases to corporate tenants. Our core net lease business invests primarily in office, industrial and retail properties. We also own, manage and invest in a portfolio of healthcare-related properties, with a majority of our current portfolio concentrated in assisted living facilities. Our net lease properties portfolio represents approximately 13.2% of our assets under management as of June 30, 2011.

  •
  Our asset management and other activities relate to real estate and real estate finance, including managing our CDO financing transactions on a fee basis and acting as a special servicer for our owned (and potentially third-party owned) CMBS. We are the sponsor and advisor, on a fee basis, of NorthStar Real Estate Income Trust ("NSREIT"), a registered and non-listed REIT that is currently raising capital in a continuous offering that is being sold and supported by our wholly-owned broker-dealer, NRF Capital Markets LLC. We have also filed a registration statement on Form S-11 for NorthStar Senior Care Trust, Inc., a non-listed REIT that intends to invest in loans and real estate focused on the healthcare sector.

        Our financing strategy focuses on match-funding our assets with liabilities having like-kind interest rate benchmarks (fixed or floating) and similar maturities to minimize interest rate and refinancing risk. Our real estate securities and debt portfolios are predominantly financed through long-term, non-recourse CDOs (which we refer to as N-Star CDOs). Our net lease properties are predominantly financed with non-recourse mortgage notes. Given the match-funded nature of our current financing arrangements, we expect to maintain our borrowing at or near our current levels.

        We believe liquidity and access to capital is beginning to return to the commercial real estate finance markets. For the six months ended June 30, 2011, we raised net proceeds of $69 million of equity capital and net proceeds of $163 million of exchangeable senior notes. In terms of new investment-level financing, we will seek to pursue a variety of financing arrangements such as credit facilities, securitized arrangements and other term borrowings. The amount of our borrowings will depend upon the nature and credit quality of our assets, the structure of our financings, and where possible, we will seek to limit our reliance on recourse borrowings.

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

  •
  Assets Under Management ("AUM") growth is a key driver of our ability to grow our income, but is of lesser importance than other metrics such as AFFO.

        Credit risk management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income.

        Availability and cost of capital will impact our profitability and income since we must raise new capital to fund a majority of our AUM growth.

Outlook and Recent Trends

        Virtually all commercial real estate property types were adversely impacted by the recent economic recession, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Our loan loss provisioning levels for 2009 and 2010 were higher than in the past due to the impact of these conditions. Despite mixed economic conditions, during 2010 and through mid-2011, investor interest has begun to return to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and in certain asset types such as apartments and hotels that are expected to benefit quickly from recovering economic conditions. During the remainder of 2011, the degree to which commercial real estate values erode or improve within the local markets in which our real estate collateral is located will impact the level of loan losses in our asset base.

        Many of our real estate debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of June 30, 2011 was 0.19%, well below its 2.27% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which have partially offset decreasing cash flows caused by the recent economic recession, and extended the life of interest reserves for those debt investments that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. Lower interest rates also theoretically support real estate valuations because a lower discount rate is applied to underlying future real estate cash flow assumptions in valuing a property, although the availability and cost of debt capital appears to have a much more significant impact on property values. Although investor interest in real estate has improved into 2011, much of the new capital has been directed to the highest quality, stabilized urban real estate assets and properties expected to benefit quickly from improving economic conditions. Many of our collateral properties had business plans to improve occupancy and cash flows that have not been accomplished due to the weak economic conditions. Weak cash flow performance and conservative underwriting standards by current market lenders continue to cause difficulties in obtaining repayments at maturity for our loans, although we have seen some recent moderate improvement.

        For existing debt investments, when credit spreads widen, which was the case in 2008 and early 2009, the economic value of existing debt decreases. Although credit spreads decreased in 2010 (while fluctuating in 2011), if a lender were to originate similar debt today, such debt would likely still carry a greater credit spread than the existing debt as a result of the weak economic conditions. Even though the debt may be performing in accordance with its agreement and the underlying collateral has not changed, the economic value of the debt may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance debt, the reduced value will impact the total proceeds that the lender will receive.

        Our real estate securities are also negatively impacted by weaker real estate market and economic conditions. Within the underlying loan pools, slowdown in economic conditions is reducing tenants' ability to make rent payments in accordance with the terms of their leases. Additionally, to the extent that market rental rates are reduced, property-level cash flows are negatively affected as existing leases renew at lower rates. Finally, declining occupancy rates also impact cash flow and reduce borrowers' ability to service their outstanding loans.

        Real estate securities values are also influenced by credit ratings assigned to the securities by accredited rating agencies. In 2009, the rating agencies changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Combined with a poor economic outlook, their reviews have resulted in large amounts of ratings downgrade actions for CMBS in 2009, 2010 and into 2011, negatively impacting market values of CMBS and in many cases negatively impacting the CDO financing structures used by us and others to finance these assets. To some extent, we countered the rating agency downgrades by purchasing $1.2 billion of CMBS in 2009 and 2010 at a weighted average discount to par amount of approximately 60%.

        Our net lease properties are also adversely impacted by a weaker economy. Corporate space needs contracted resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants, which could result in their inability to meet the terms of their leases. Further, our healthcare-related net lease portfolio is also subject to impacts from regulatory changes that could negatively affect property values.

Our Strategy

        We responded to these difficult conditions by decreasing investment activity and aggressively raising corporate capital when we observed deteriorating market conditions. In 2011, we have seen credit conditions stabilize in certain commercial real estate markets. We currently anticipate that most of our investment activity and uses of available unrestricted cash liquidity will be focused on opportunistic investments, discounted repurchases of our previously-issued bonds and notes, growth in our asset management portfolio, as well as investments in our CRE debt, CRE securities and net lease businesses.

        The relative lack of supply and high demand for capital is allowing investors with cash to make investments with attractive returns compared to historical levels. For this reason, in addition to raising capital in the public markets, we are working to raise equity capital through alternative channels, especially in the non-listed REIT market. During the second quarter 2011, we raised $18 million in the non-traded REIT sector for NSREIT and filed a registration statement for NorthStar Senior Care Trust, Inc. Total capital raised for the six months ended June 30, 2011 is $28 million with $57 million raised from inception to June 30, 2011. NRF Capital Markets LLC has executed selling agreements with broker-dealers covering more than 40,000 registered representatives as of June 30, 2011. We are the advisor to our sponsored non-listed REITs and earn management fees which vary based on the amount of assets under management and investment performance. We expect to use our broad commercial real estate investment and management platform to operate these companies and to earn management fees in return for our services, and the non-traded REIT efforts reflect our strategy of accessing alternative sources of equity capital and leveraging our existing platform to generate fee revenues.

Our Financing Structures

        As of June 30, 2011, $2 billion of our CDO bonds permit reinvestment of capital proceeds, which means when the underlying assets repay or are sold, we are able to reinvest the proceeds in new assets without having to repay the liabilities. $477 million of our debt investments have their initial maturity date during the remainder of 2011; however, many of these CRE debt investments contain extension options of at least one year. We also expect that a majority of the $372 million of debt investments having final maturities during the remainder of 2011 may have their maturities extended beyond 2011 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital available for refinancings. It is therefore difficult to estimate how much capital for reinvestment, if any, will be generated in our CDO financing transactions from debt repayments during the remainder of 2011.

        Our CDO financing transactions do not have corporate financial covenants but require that the underlying assets meet interest coverage and collateral value coverage (as defined by the indentures) in order for us to receive regular cash flow distributions. If the tests are not met, cash flow is diverted from us to repay the CDO bonds until the tests are back into compliance. In some cases, our ability to reinvest can be adversely impacted if these tests are not in compliance. Ratings downgrades and defaults of CMBS and other securities can reduce the deemed value of the security in measuring collateral coverage, depending on the level of the downgrade. Also, defaults in our real estate debt can reduce the collateral coverage of the defaulted debt in our CDO financing transactions. As economic conditions remain weak and capital for "legacy" commercial real estate assets remains somewhat scarce, we expect credit quality in our assets to remain weak. While we have devoted a majority of our resources to managing our existing asset base, a poor economic environment and additional credit ratings downgrades will make maintaining compliance with the CDO financing transactions more difficult, jeopardizing regular cash flow distributions to our company.

        We believe that liquidity is beginning to return to the commercial real estate finance markets and corporate capital is currently available to the stronger REITs. Wall Street banks have also begun to more actively provide credit to real estate lenders to originate or purchase new real estate loans. We expect that credit availability will continue to improve during the remainder of 2011, increasing opportunities for us to access attractive capital. Approximately $16 billion in multi-borrower CMBS transactions were completed during the first half of 2011, and many industry experts are predicting at least $35 to $40 billion of total CMBS issuance in 2011. However, actual issuance could fall below expectations due to more recent volatile market conditions.

Risk Management

        We use many methods to actively manage our asset base to preserve our income and capital. For debt and net lease assets, frequent dialogue with borrowers/tenants and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early and prior to missed debt service and lease payments. With respect to our healthcare-related net lease assets, we consider the impact of regulatory changes on tenant performance and property values. Many of our debt investments also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property. We also may negotiate modifications to debt terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. When we make a concession, such as reducing an interest rate or extending a maturity date, we may seek to get additional collateral and/or fees in return for the modification, although in a challenging real estate market, obtaining additional collateral from struggling borrowers is difficult. In some cases, we may issue default notices and begin foreclosure proceedings when the borrower is not complying with the debt terms and we believe taking control of the collateral is the best course of action to protect our capital.

        In certain circumstances, we may pursue debt sales and payoffs at discounts to our carrying value. We may agree to discounted sales or payoffs where we believe there is an economic benefit from monetizing the asset in advance of its contractual maturity date. For example, we may accept a discounted payoff where we believe the cash proceeds can be reinvested at a much higher rate of return (including the capital loss from the payoff), where we believe there is significant risk of collateral value or cash flow erosion through maturity, or where we believe refinancing risk at maturity is very high. When evaluating sales and payoffs at discounts to carrying value, we also consider the impact such transactions have on our financing structures, corporate borrowing covenants and income.

        Securities generally have a more liquid market than debt and net lease properties, but we typically have very little control over restructuring decisions when there are problems with the underlying collateral. We have become a rated special servicer by Standard & Poor's and Fitch and intend to appoint ourselves as special servicer in CMBS transactions where we become the controlling class holder which will, among other things, provide us more control over restructurings. In addition, we may be named special servicer for new investments, such as our recent investment in the new CMBS securitization during the second quarter of 2011. We manage risk in the securities portfolio by selling assets when we can obtain a price that is attractive relative to its risk. In certain situations, we may sell an asset because there is an opportunity to reinvest the capital into a new asset with a more attractive risk/return profile.

        We conduct comprehensive credit reviews that include day-to-day oversight by the portfolio management team, weekly management meetings and a quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by our credit reviews. During the quarterly reviews, or more frequently as necessary, investments are put on non-performing status and identified for possible impairment based upon several factors, including missed or late contractual payments, significant declines in collateral performance, and other data which may indicate a potential issue in our ability to recover our capital from the investment.

        At June 30, 2011, we had two debt investments, exclusive of the CSE CDO loans, with an aggregate principal amount of $41 million on non-performing status ("NPL") due to maturity defaults, and $39 million of our loan loss reserves were allocated to these loans. In addition, at June 30, 2011, the CSE CDO had one loan on NPL status, representing $1 million in principal amount. There can be no assurance that there will be acceptable outcomes under our non-performing loans and accordingly, we may, in the future, determine that more reserves are required for these loans.

        Overall, the prolonged poor economic conditions and the scarcity of commercial real estate debt capital resulted in increasing stress levels for commercial real estate credit. A shrinking economy generally results in decreasing real estate cash flows as corporations and consumers reduce their real estate needs, travel and spending. While the overall economy has recently seen some signs of growth, the fact that property cash flows are generally lower than when the existing financing was completed is causing real estate owners to continue to have difficulty refinancing their assets at maturity. Many owners are also having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows. Property values are generally lower today than when many of our debt investments were originated. Lower values make it difficult for real estate investors to sell their properties and to recoup their capital. As a result of the generally weak commercial real estate market, many lenders, including us, are concluding that extending debt investments at maturity, rather than foreclosure and sale, may be the most attractive path for maximizing value.

        Many of our debt investments were made to borrowers who had a business plan to improve the collateral property and who therefore needed a flexible balance sheet lender. In many cases, we required the borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also required the investor to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan and some of the borrowers had a recourse obligation to do so. Despite low interest rates, we expect that in the future some of our borrowers may have difficulty servicing our debt because they cannot achieve their business plan. If any of our borrowers are unable to replenish reserves and otherwise are unable to ultimately achieve their business plans, the related debt may become non-performing. In addition, even if a borrower's business plan is achieved, current real estate valuations and the financing environment may result in a borrower being unable to recoup its invested capital and a default under the debt causing a partial or full loss of our debt principal.

        Each of our debt investments, while primarily backed by commercial real estate collateral, is unique and requires customized asset management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting the demand, cash flow and value of the of the collateral, and the financial condition of our borrowers and their willingness to support our collateral properties.

        Our impairment analyses often requires that we make assumptions regarding collateral values and the timing regarding when we will receive debt service payments, including principal recovery. In a difficult environment for commercial real estate, our impairment analyses may lead us to the determination that extending and working out debt, rather than pursuing foreclosure, is the best course of action to maximize total and long-term value. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. Our impairment analysis in each of these situations is based on our assessment of the facts and circumstances currently known to us and because these situations often involve complicated collateral and complex creditor and borrower dynamics, our assessment of recovery value may change more dramatically and quickly and without the visibility that may be available in other situations. These multiple creditor situations tend to be associated with larger debt investments, and we have been and continue to be involved in situations such as these, although we, as one of a group of lenders and often a lender on a subordinated basis, do not independently control the decision making. The discussion below summarizes the largest credit situations that currently meet some of the foregoing characteristics.

East Rutherford, New Jersey Retail Construction First Mortgage Loan

        We own a 22% interest held in Meadowlands One, LLC that is secured by a retail/entertainment complex located in East Rutherford, New Jersey ("NJ Property"), and the lender group is in the process of seeking to recapitalize the NJ Property. While the lender group has entered into an agreement with a developer, who is sharing in the costs covering the asset, to complete the NJ Property, there is no assurance that a recapitalization will be completed or that a recapitalization will be completed on terms acceptable to us, which could have a material adverse effect on our business and operations. As of June 30, 2011, our carrying value in the NJ Property is $65 million.

Las Vegas, Nevada Casino/Hotel Mezzanine Loan

        We own an $89 million mezzanine loan (the "NV Loan") that is secured by the Hard Rock Hotel and Casino in Las Vegas, Nevada (the "Hard Rock"). We, along with certain of the other lenders, and the borrower and its affiliates under the NV Loan, have completed a long-term restructuring of the NV Loan. As part of the restructuring, Brookfield took ownership of the Hard Rock and entered into a seven-year loan with the existing senior lender, subject to achieving certain tests, and we retained our $89 million mezzanine loan (or its economic equivalent), as well as an equity participation in the Hard Rock. There is no assurance that the restructured NV Loan will be successful over time. Accordingly, we may lose all of our investment, which could have a material adverse effect on our business and operations. As of June 30, 2011, our carrying value in the NV Loan is $45 million.

German Retail Portfolio Mezzanine Loan Participation

        We own a €43 million participation in a mezzanine loan that is collateralized by a German retail portfolio that is net leased to a single tenant (the "Tenant") that filed for bankruptcy in Germany (the "German Loan"). The sale of the Tenant by the German bankruptcy administrator to Berrgruen Holdings was finalized on October 8, 2010 allowing for a restructuring of the German Loan effective as of July 20, 2010. Since the restructuring, the loan has been performing, however, there can be no assurance that the German Loan will not default in the future, including at maturity. We are also subject to foreign currency translation gains or losses based upon the effective exchange rates at the end of each reporting period. For the three months ended June 30, 2011, we recognized a foreign currency translation gain of $1 million, which is recorded in realized gains on investments and other in the consolidated statement of operations.

Critical Accounting Policies

Provision for Loan Losses and Operating Real Estate Impairment

        We maintain a provision for losses on our real estate debt investments. A provision is established for loans that are either non-performing or where there are any indicators of possible impairment. A loan is categorized as non-performing if it is in maturity default or it is past due at least 90 days on its contractual debt service payments. Management assesses the credit quality of the portfolio and adequacy of provision on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. Management considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized from these investments may differ materially from the carrying value as of the balance sheet date.

        Income recognition is suspended for the investments at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the suspended investment becomes contractually current and performance is demonstrated to be resumed. An investment is written off when it is no longer realizable and legally discharged.

        Our net lease portfolio is also reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, management considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

Other

        Refer to the section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a full discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board issued guidance requiring that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (i) the restructuring constitutes a concession; and (ii) the debtor is experiencing financial difficulties. The guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We are evaluating the effect the guidance will have on our consolidated financial statements.

Consolidation of Variable Interest Entities

B-Piece Transactions

        We may obtain ownership of the controlling class of a securitization through our current investments in "B-piece" securities or through our ownership of CMBS bonds. Ownership of the controlling class may give us the right to appoint the special servicer in the applicable CMBS securitization and certain veto rights. Having the ownership in the controlling class and the right to appoint the special servicer may require us to consolidate these CMBS securitizations, which would result in recording all the assets and liabilities in our consolidated balance sheet and the revenue and expenses in our consolidated statement of operations.

Off Balance Sheet Arrangements

        In March 2011, in connection with existing investments of certain CMBS, we became the controlling class of a securitization we did not sponsor. We determined that we were the primary beneficiary because we owned more than 50% of the controlling class and the right to appoint the special servicer, which gave us the power to direct the activities that impact the economic performance of the variable interest entity ("VIE"). During the second quarter of 2011, we sold a significant portion of this investment, and as such, we determined we were no longer the primary beneficiary.

        In June 2011, we acquired the "B-piece" in a new $2 billion CMBS securitization, for $11 million in unrestricted cash and $15 million in restricted cash. We are appointed as special servicer for the securitization. We identified the securitization as a VIE. However, we have determined that we do not hold a significant interest and therefore, we are not the primary beneficiary. As such, the VIE will not be consolidated.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010 (amounts in thousands)

	Three Months Ended June 30,		Increase (decrease)
	2011	2010	Amount	%
Revenues and other income
Interest income	$110,790	$60,721	$50,069	82.5%
Rental and escalation income	25,956	31,779	(5,823)	(18.3)%
Commission income	1,726	372	1,354	364.0%
Other revenue	1,577	956	621	65.0%

Total revenues	140,049	93,828	46,221	49.3%
Expenses
Interest expense	34,206	34,492	(286)	(0.8)%
Real estate properties—operating expenses	2,613	10,686	(8,073)	(75.5)%
Asset management expenses	837	505	332	65.7%
Commission expense	1,299	278	1,021	367.3%
Provision for loan losses	14,200	56,941	(42,741)	(75.1)%
General and administrative
Salaries and equity-based compensation	19,528	12,313	7,215	58.6%
Auditing and professional fees	2,308	1,947	361	18.5%
Other general and administrative	5,544	5,516	28	0.5%

Total general and administrative	27,380	19,776	7,604	38.5%
Depreciation and amortization	11,526	7,728	3,798	49.1%

Total expenses	92,061	130,406	(38,345)	(29.4)%
Income (loss) from operations	47,988	(36,578)	84,566	(231.2)%
Equity in earnings (losses) of unconsolidated ventures	(1,555)	4,866	(6,421)	(132.0)%
Unrealized gain (loss) on investments and other	(130,607)	(6,397)	(124,210)	1941.7%
Realized gain on investments and other	36,839	81,538	(44,699)	(54.8)%

Loss from continuing operations	(47,335)	43,429	(90,764)	(209.0)%
Income (loss) from discontinued operations	(1,047)	(1,384)	337	(24.3)%
Gain on sale from discontinued operations	9,416	2,528	6,888	272.5%

Consolidated net income (loss)	$(38,966)	$44,573	$(83,539)	(187.4)%

Revenues and Other Income

Interest Income

        Interest income increased $50.1 million, primarily attributable to additional interest income related to the consolidation of CSE CDO ($46.0 million which includes $12.1 million of contractual interest, $26.9 million of discount accretion on debt investments fully repaid and $7.0 million discount accretion on remaining debt investments) and N-Star IX ($13.9 million); offset by $9.9 million of lower interest income related to lower average interest rates on loan modifications, non-performing real estate debt investments and lower comparable balances.

Rental and Escalation Income

        Rental and escalation income decreased $5.8 million, primarily attributable to lower income related to our sale of an investment, Midwest Care Holdco TRS I LLC ("Midwest Holdings") ($10.6 million)

and lower rents and vacancies ($0.3 million), offset by an increase related to 2011 real estate acquisitions (via deed in lieu of foreclosure) ($5.1 million).

Commission Income

        Commission income represents income earned by us for selling equity in NSREIT through our broker-dealer subsidiary. The increase of $1.4 million is attributable to increased capital raised in 2011 in the non-listed REIT market.

Other Revenue

        Other revenue increased $0.6 million. Other revenue primarily consists of advisory and various other fees, such as exit fees, lease termination fees, draw fees and late fees.

Expenses

Interest Expense

        Interest expense decreased $0.3 million, primarily attributable to lower interest expense from the repayment of certain borrowings ($7.0 million) and CDO bond and note repurchases ($2.4 million), offset by additional interest expense from the consolidation of CSE CDO ($2.1 million) and N-Star IX ($0.8 million), 2011 real estate acquisitions (via deed in lieu of foreclosure) ($2.1 million) and our March 2011 issuance of 7.50% exchangeable senior notes ($4.1 million).

Real Estate Properties—Operating Expenses

        Real estate property operating expenses decreased by $8.1 million, attributable to lower costs associated with our sale of an investment, Midwest Holdings ($10.3 million), offset by increased costs related to 2011 real estate acquisitions (via deed in lieu of foreclosure) ($2.2 million).

Asset Management Expenses

        Asset management expenses increased $0.3 million, and consists of costs related to managing our investment portfolio, such as legal and consulting fees for loan modifications and restructurings, and acquisition costs related to new investments.

Commission Expense

        Commission expense represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-listed REIT market.

Provision for Loan Losses

        Provision for loan losses for the three months ended June 30, 2011 decreased $42.7 million. Provision for loan losses in 2011 related to four debt investments including $9.3 million for mezzanine loans and $4.9 million for subordinated mortgage interests. Provision for loan losses for the three months ended June 30, 2010 totaled $56.9 million for nine debt investments, and included $31.3 million for first mortgage loans, $16.9 million for subordinated mortgage interests and $8.7 million for mezzanine loans.

General and Administrative

        General and administrative expenses increased by $7.6 million principally related to the following:

        Salaries and equity-based compensation included an $8.8 million increase related to salaries and accrued cash incentive compensation resulting from higher staffing levels to accommodate our new investment activities and accrued cash compensation related to the long-term incentive compensation plan. This increase was partially offset by a $1.6 million decrease related to equity-based compensation awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested.

        Auditing and professional fees increased $0.4 million primarily related to legal fees for general corporate work.

Depreciation and Amortization

        Depreciation and amortization expense increased $3.8 million, primarily related to 2011 real estate acquisitions (via deed in lieu of foreclosure).

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) decreased $6.4 million, primarily attributable to non-recurring income in 2010 related to the sale of the assets in our corporate lending venture ($8.3 million), offset by losses from a new equity investment and investments that were either liquidated or consolidated in 2011 ($1.8 million).

Unrealized Gain (Loss) on Investments and Other

        The increase in unrealized (losses) on investments and other for the three months ended June 30, 2011 is primarily related to the non-cash change in fair value adjustments which represented a net unrealized loss of $103.3 million in 2011 versus an unrealized gain of $13.8 million for the three months ended June 30, 2010. The remaining difference is the net cash payments for interest rate swaps, which do not qualify for hedge accounting.

Realized Gain on Investments and Other

        The realized gain of $36.8 million for the three months ended June 30, 2011 consisted primarily of $57.1 million net realized gains from the sale of certain real estate debt investments and real estate securities; $1.3 million foreign currency gain; partially offset by realized losses of $18.1 million on bond and note repurchases; $2.8 million realized loss on swap terminations; and $0.7 million for other realized losses on securities valuation and debt foreclosures. The realized gain of $81.6 million for the three months ended June 30, 2010 consisted primarily of a realized gain of $95.9 million on the repayment and extinguishment of a secured term loan; net realized gains of $22.8 million on the sale of certain real estate securities; net realized gains of $0.8 million on the sale of CDO bonds payable; offset by a realized loss of $35.3 million related to the mortgage granted to the lender upon repayment and extinguishment of the secured term loan; and a foreign currency translation loss of $2.3 million.

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the three months ended June 30, 2011, the (loss) from discontinued operations relates to the sale of the portfolio of 18 healthcare net lease assisted living facilities.

Gain on Sale from Discontinued Operations

        In June 2011, we completed the sale of a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin for $101.5 million, representing a gain on the sale of $9.4 million.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010 (amounts in thousands)

	Six Months Ended June 30,		Increase (decrease)
	2011	2010	Amount	%
Revenues and other income
Interest income	$208,430	$118,296	$90,134	76.2%
Rental and escalation income	58,883	51,066	7,817	15.3%
Commission income	2,644	372	2,272	610.8%
Other revenue	1,910	3,150	(1,240)	(39.4)%

Total revenues	271,867	172,884	98,983	57.3%
Expenses
Interest expense	67,626	66,655	971	1.5%
Real estate properties—operating expenses	15,110	12,287	2,823	23.0%
Asset management expenses	2,398	1,667	731	43.9%
Commission expense	2,016	278	1,738	625.2%
Provision for loan losses	38,700	93,257	(54,557)	(58.5)%
Provision for loss on equity investment	4,482	—	4,482	NA
General and administrative			—
Salaries and equity-based compensation	32,269	28,845	3,424	11.9%
Auditing and professional fees	4,727	4,104	623	15.2%
Other general and administrative	9,826	9,592	234	2.4%

Total general and administrative	46,822	42,541	4,281	10.1%
Depreciation and amortization	19,608	15,513	4,095	26.4%

Total expenses	196,762	232,198	(35,436)	(15.3)%
Income (loss) from operations	75,105	(59,314)	134,419	(226.6)%
Equity in earnings (losses) of unconsolidated ventures	(3,783)	6,215	(9,998)	(160.9)%
Unrealized gain (loss) on investments and other	(282,825)	(6,836)	(275,989)	4037.3%
Realized gain on investments and other	57,711	82,971	(25,260)	(30.4)%

Loss from continuing operations	(153,792)	23,036	(176,828)	(767.6)%
Income (loss) from discontinued operations	(638)	(1,095)	457	(41.7)%
Gain on sale from discontinued operations	14,447	2,528	11,919	471.5%

Consolidated net income (loss)	$(139,983)	$24,469	$(164,452)	(672.1)%

Revenues

Interest Income

        Interest income increased $90.1 million, primarily attributable to additional interest income related to the consolidation of CSE CDO ($79.2 million which includes $26.0 million of contractual interest, $38.6 million discount accretion on debt investments fully repaid and $14.6 million discount accretion on remaining debt investments) and N-Star IX ($26.3 million); offset by lower average interest rates on loan modifications and lower comparable asset balances ($14.8 million).

Rental and Escalation Income

        Rental and escalation income increased $7.8 million, primarily attributable to increases related to 2011 related acquisitions (via deed in lieu of foreclosure) ($5.7 million) and the new net lease to the operator of Midwest Holdings upon the sale ($2.7 million); offset by a decrease of related lower rents and vacancies ($0.6 million).

Commission Income

        Commission income represents income earned by us for selling equity in NSREIT through our broker-dealer subsidiary. The increase of $2.3 million is attributable to increased capital raised in 2011 in the non-listed REIT market.

Other Revenue

        Other revenue decreased $1.2 million. Other revenue primarily consists of advisory fees and various other fees, such as exit fees, lease termination fees, draw fees and late fees.

Expenses

Interest Expense

        Interest expense increased $1.0 million, primarily attributable to additional interest expense from: the consolidation of CSE CDO ($7.4 million) and N-Star CDO IX ($2.1 million); increased costs from refinancing/modifications of borrowings related to our healthcare portfolio ($1.8 million); and our March 2011 issuance of 7.50% exchangeable senior notes ($5.1 million). This increase was partially offset by lower interest expense related to the repayment of certain borrowings ($10.9 million) and bond and note repurchases ($6.7 million).

Real Estate Properties—Operating Expenses

        Real estate property operating expenses increased $2.8 million, primarily attributable to 2011 related acquisitions (via deed in lieu of foreclosure) ($2.4 million) and the consolidation of Midwest Holdings upon our acquisition the remaining 51% membership interest ($0.4 million).

Asset Management Expenses

        Asset management expenses increased $0.7 million, and consists of costs related to managing our investment portfolio, such as legal and consulting fees for loan modifications and restructurings, and acquisition costs related to new investments.

Commission Expense

        Commission expense represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-listed REIT market.

Provision for Loan Losses

        Provision for loan losses for the six months ended June 30, 2011 decreased $54.6 million. Provision for loan losses for the six months ended June 30, 2011 related to seven debt investments which includes $28.4 million for mezzanine loans, $9.9 million for subordinated mortgage interests and $0.4 million for first mortgage debt investments. Provision for loan losses in 2010 related to 12 debt investments, which included $37.4 million for first mortgage debt, $30.8 million for subordinated mortgage interests, $25.9 million for mezzanine loans and a $0.8 million credit for a first mortgage whole loan.

Provision for Loss on Equity Investment

        Provision for loss on equity investment represents a permanent impairment on our joint venture investment in the NJ Property. Our investment was permanently impaired as a result of the current recapitalization values.

General and Administrative

        General and administrative expenses increased $4.3 million primarily related to the following:

        Salaries and equity-based compensation included a $13.0 million increase related to salaries and accrued cash incentive compensation resulting from higher staffing levels to accommodate our new investment activities and accrued cash compensation related to our long-term incentive compensation plan. This increase was partially offset by a $1.3 million reversal of accrued bonus related to our former chief financial officer; $4.6 million relating to the separation and consulting agreement with our former chief operating officer; and $3.6 million decrease related to equity-based compensation awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested.

        Auditing and professional fees increased $0.6 million primarily attributable to legal fees for general corporate work.

        Other general and administrative expenses increased $0.2 million, primarily attributable to overhead costs for our Denver, Colorado and Bethesda, Maryland offices.

Depreciation and Amortization

        Depreciation and amortization expense increased $4.1 million primarily relating to 2011 real estate acquisitions (via deed in lieu of foreclosure).

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) decreased $10.0 million, primarily attributable to non-recurring income in 2010 of related to the sale of the assets in our corporate lending venture ($8.3 million), offset by losses from equity investments that were either liquidated or consolidated in 2011($1.9 million) and losses from our new equity investment in the NJ Property ($3.6 million).

Unrealized Gain (Loss) on Investments and Other

        The increase in unrealized (losses) on investments and other for the six months ended June 30, 2011 is primarily related to the non-cash change in fair value adjustments which represented a net unrealized loss of $227.9 million for the six months ended June 30, 2011 versus a net unrealized gain of $35.7 million for the six months ended June 30, 2010. The remaining difference is the net cash payments for the interest rate swaps, which do not qualify for hedge accounting.

Realized Gain on Investments and Other

        The realized gain of $57.7 million for the six months ended June 30, 2011 consisted primarily of $78.7 million net realized gains of on the sale of certain real estate securities, real estate debt investments and net lease investments; $10.1 million income tax refund related to CSE CDO; and a net foreign currency translation gain of $4.9 million; partially offset by $26.5 million net realized losses on debt repurchases, a realized loss of $6.7 million related to other-than-temporary impairments on certain real estate securities, and $2.8 million on interest rate swap terminations. The realized gain of $83.0 million for the six months ended June 30, 2010 consisted primarily of a $95.9 million realized gain from the repayment and extinguishment of our secured term loan and $26.1 million net realized gains on the sale of real estate securities and other investments; partially offset by a $35.3 million realized loss related to the repayment and extinguishment of our secured term loan, a net foreign currency translation loss of $3.4 million and $0.3 million realized loss on the termination of an interest rate swap.

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the six months ended June 30, 2011, the (loss) from discontinued operations principally related to the portfolio of 18 healthcare net lease assisted living facilities sold in the second quarter 2011 and the leasehold interest in retail space located in New York City sold in the first quarter 2011.

Gain on Sale from Discontinued Operations

        The gain on sale from discontinued operations includes the sale of a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin in June 2011 for a gain of $9.4 million; and the sale of a leasehold interest in retail space located in New York City in March 2011 for a gain of $5.0 million. In March 2010, we sold a leasehold interest in retail space located in New York City for a gain of $2.5 million.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes and CDO bonds, long-term senior and subordinate corporate capital such as senior term loans, senior notes exchangeable into common stock, trust preferred securities and perpetual preferred and common stock. As we discussed in "Outlook and Recent Trends," such capital is becoming more available, but remains somewhat constrained for legacy commercial mortgage REITs.

        Our total available liquidity at June 30, 2011 included $191 million of unrestricted cash and $102 million of uninvested and available funds in our CDO financing transactions, which is available only for reinvestment and future funding commitments within the CDO structures. During the three months ended June 30, 2011, we repurchased $86 million face amount of our CDO bonds for $31 million of unrestricted cash, including $14 million of our CDO bonds for $4 million in unrestricted cash, which were previously financed in our N-Star CDOs.

        As set forth in our periodic reports filed with the SEC, one of our net lease properties was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and was 100% leased to WaMu. NRFC NNN Holdings, Inc. ("NNN"), which is a subsidiary of ours, is a defendant in the Lawsuit, filed by the Lender, in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of our subsidiaries, NRFC Sub IV, that were 100% leased to WaMu. The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of $45 million. NNN intends to vigorously pursue an appeal of the decision. In connection with such appeal, pursuant to California law NNN was required to post a bond in an amount equal to one and a half times the amount of the Judgment (the "Bond"). Accordingly, we have entered into a standard General Agreement of Indemnity with an issuer of surety bonds (the "Surety Agreement"). On January 7, 2011, as part of the Surety Agreement, in connection with the issuance of the Bond, we posted cash collateral equal to 38% of the amount of the Bond, or $26 million.

        On July 10, 2010, we were notified by Inland American that it desires to have NRF Healthcare, LLC ("NRF Healthcare") engage in a sale process for a portfolio of 34 senior housing properties or otherwise redeem $50 million of Inland American's convertible preferred membership interest in NRF Healthcare by January 9, 2011 (which we complied with). Further, if on July 8, 2012, the preferred membership interest has not been redeemed in full, Inland American may sell the assets of NRF Healthcare. On July 14, 2011, we repaid in full the $100 million preferred membership interest. Such amount was funded using $25 million of proceeds generated from the sale of a healthcare net lease portfolio, $31 million of unrestricted cash and $44 million of restricted cash.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including AFFO, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs; however, our CDO financing transactions require that the underlying collateral and cash flow generated by the assets to be in excess of ratios stipulated in the related indentures. These ratios are called overcollateralization ("OC") and interest coverage ("IC") tests. The reinvestment periods, which allow us to reinvest principal payments on the underlying collateral into qualifying replacement collateral and is instrumental in maintaining OC and IC ratios, for our N-Star CDOs I, II, III, IV, V, VI and VII, have expired, and the reinvestment periods for our N-Star CDOs VIII and IX, and CSE CDO will expire in February 2012, June 2012 and January 2012, respectively. Since we are or will be unable to reinvest principal in these CDOs, principal repayments will pay down the senior-most notes, which will de-lever the CDO. Following the conclusion of the reinvestment period in these CDOs, our ability to maintain the OC and IC ratios will be negatively impacted. In the event these tests are not met, cash that would normally be distributed to us would be used to amortize the senior bonds until the CDO financing transaction is back in compliance with the tests. In the event cash flow is diverted to repay the bonds, this could decrease cash available to pay our dividend and to comply with REIT requirements. Additionally, we may be required to buy assets out of our CDO financing transactions in order to preserve cash flow. As of June 30, 2011, N-Star CDO I, II and V were not in compliance with their OC tests. We expect that complying with OC and IC tests will continue to be difficult.

        The following is a summary of our cash distributions and coverage tests related to our CDO financing transactions as of June 30, 2011(amounts in thousands):

		Cash Distributions(1)		Quarterly Interest Coverage Cushion(2)	Overcollateralization Cushion(2)
	Primary Collateral Type	Quarter Ended June 30, 2011		June 30, 2011	June 30, 2011	At Offering
N-Star I	CRE Securities	$—		$(516)	$(11,396)	$8,687
N-Star II	CRE Securities	—		223	(1,763)	10,944
N-Star III	CRE Securities	2,115		1,847	13,003	13,610
N-Star IV	CRE Debt	2,604		2,045	65,034	19,808
N-Star V	CRE Securities	—		860	(19,689)	12,940
N-Star VI	CRE Debt	530		845	54,197	17,412
N-Star VII	CRE Securities	1,722		1,724	19,130	13,966
N-Star VIII	CRE Debt	3,414		4,608	118,094	42,193
N-Star IX	CRE Securities	1,790		1,927	39,998	24,516
CSE CDO	CRE Debt	—	(3)	4,012	49,376	(151,595	)(4)

The table shows cash distributions to the retained income notes. Interest coverage and overcollateralization coverage to the most constrained class.

(1)
Cash distributions are exclusive of senior management fees which are not subject to the coverage tests.

(2)
Quarterly interest cushion and overcollateralization cushions from remittance report issued on date nearest to June 30, 2011.

(3)
In July, we received a cash distribution totaling $14 million, including a $7 million accrued distribution.

(4)
Based on the trustee report as of June 24, 2010, which was closest to the date of acquisition.

        We have committed to purchase up to $10 million of shares of NSREIT's common stock during the two-year period following commencement (October 2012) of its continuous, public offering in the event that its distributions to stockholders exceeds its AFFO.

        We will seek to meet our long-term liquidity requirements, including the repayment of borrowings and our investment funding needs, through existing cash resources, opportunistic issuances of debt or equity capital, including exchangeable notes, our existing CDO financing transactions and the liquidation or refinancing of assets at maturity; nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of its existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

Exchangeable Senior Notes

        In March 2011, we issued $173 million of 7.50% exchangeable senior notes (the "7.50% Notes"). The 7.50% Notes were offered in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The 7.50% Notes pay interest semi-annually in arrears on March 15 and September 15, at a rate of 7.50% per annum, and mature on March 15, 2031. The 7.50% Notes have an initial exchange rate representing an exchange price of $6.44 per share of our common stock, subject to adjustment under certain circumstances. The 7.50% Notes are senior unsecured obligations of ours and may be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date for cash or common stock of ours, or a combination of cash and common stock of ours, at the our option. The 7.50% Notes are redeemable, at our option, on and after March 15, 2016. We may be required to repurchase the 7.50% Notes upon the occurrence of certain events. The net proceeds from the offering were $163 million.

Debt Repurchases

        During the three months ended June 30, 2011, we repurchased $9 million principal amount of our 7.25% exchangeable senior notes for a total of $9 million, $4 million principal amount of our 11.50% exchangeable senior notes for a total of $4 million and $95 million principal amount of our N-Star CDO bonds payable for a total of $37 million. We recorded a total net realized loss of $18 million in connection with the repurchase of our notes and bonds for six months ended June 30, 2011.

        To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. Certain "excess non-cash" income is not subject to the 90% distribution requirement. To the extent that we satisfy the distribution requirement, but we distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. Discounted purchases of our N-Star CDO bonds will cause us to recognize cancellation of indebtedness ("COD") income, which is "phantom" or "non-cash" income. Any COD income we recognize will generally be subject to the 90% distribution requirement, except to the extent our COD income, when combined with certain other types of non-cash income, exceeds 5% of our gross income. The excess above the 5% threshold will be treated as "excess non-cash" income. COD income recognized as a result of repurchases of our N-Star CDO bonds that are treated as "taxable REIT subsidiaries," which are N-Star CDOs I, II, V, VII and IX, will not be eligible to be treated as "excess non-cash" income. Even if we satisfy the 90% distribution requirement, we will be subject to corporate tax on any "excess non-cash" income and any other income that we do not distribute to our stockholders. As a result of the 90% distribution requirement, we may decide to forego purchases of our N-Star CDO bonds at a discount. Alternatively, we may make additional distributions to our stockholders in order to comply with the 90% distribution requirement.

Mortgage Note Refinancing

        On March 31, 2011, we closed on a $21 million loan with General Electric Capital Corporation. The proceeds were primarily used to refinance a $20 million mortgage bearing an interest rate of 9.25% and maturing in 2015 on four of its healthcare net leased assets. The debt has a five-year term with a one-year interest only period and principal and interest payments thereafter. The interest rate is three-month LIBOR + 5.95% with a 1% LIBOR floor.

Settlement of Mortgage Note

        We owned a partially vacant net lease property located in Cincinnati, Ohio. In November 2010, the mortgage lender declared a payment default and, in December 2010, began foreclosure proceedings on the property. In April 2011, we transferred the property to the lender via a deed in lieu of foreclosure. We paid the lender $3 million mainly for settlement of certain tenant improvements and leasing commission obligations.

Dividend Reinvestment and Stock Purchase Plan

        Effective as of April 27, 2007, we implemented a Dividend Reinvestment and Stock Purchase Plan (the "Plan") pursuant to which we registered and reserved for issuance 15,000,000 shares of our common stock. Under the terms of the Plan, stockholders who participate in the Plan may purchase shares of our common stock directly from us, in cash investments up to $10,000. At our sole discretion, we may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 5%. Plan participants may also automatically reinvest all or a portion of their dividends for additional shares of our stock. We expect to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes.

        During the three and six months ended June 30, 2011, the Company issued a total of 18,296 and 33,324 common shares, respectively, pursuant to the Plan for a gross sales price of $0.1 million. During the three and six months ended June 30, 2010, the Company issued a total of 24,506 and 48,481 of common shares, respectively, pursuant to the Plan for a gross sales price each of $0.1 million.

Cash Flows

Six months ended June 30, 2011 compared to six months ended June 30, 2010

        Net cash provided by operating activities was $13 million for the six months ended June 30, 2011 compared to $8 million for the six months ended June 30, 2010. The increase in net cash provided was primarily due to higher costs related to separation and consulting payments to our former chief operating officer in the first quarter of 2010, partially offset by increased overhead related to our newly formed broker-dealer subsidiary.

        Net cash provided by investing activities was $121 million for the six months ended June 30, 2011 compared to $116 million for the six months ended June 30, 2010. The primary sources of cash flow were the sale of real estate debt investments and repayments from real estate debt and securities, partially offset by originations and acquisitions of real estate debt investments.

        Net cash used in financing activities was $68 million for the six months ended June 30, 2011 compared to $154 million for the six months ended June 30, 2010. The primary uses in 2011 were the debt repurchases and repayments of $343 million, swap settlement of $27 million and the issuance of the $26 million Bond; offset by sources from the issuance of $173 million of the 7.5% exchangeable senior notes, $73 million from common stock offering and $43 million from other sources of financing. The primary source of cash flow used in financing activities in 2010 was the repayment of a secured term loan, partially offset by proceeds from the sale of exchangeable notes.

Contractual Obligations and Commitments

        As of June 30, 2011, we had the following contractual obligations and commitments (amounts in thousands):

	Payments Due by Period
	Total	1 year or less	2 - 3 years	4 - 5 years	After 5 years
Contractual Obligations:
CDO bonds payable	$4,182,206	$—	$—	$—	$4,182,206
Mortgage notes payable	887,619	4,059	148,904	168,748	565,908
Exchangeable senior notes(1)(2)	242,740	—	70,240	—	172,500
Junior subordinated notes	280,117	—	—	—	280,117
Secured term loans	14,682	—	—	14,682	—
Operating leases	63,493	2,929	11,592	11,288	37,684
Outstanding unfunded commitments(3)	74,602	36,733	28,810	7,748	1,311
Estimated interest payments(4)	517,170	63,180	237,962	153,666	62,362

Total contractual obligations	$6,262,629	$106,901	$497,508	$356,132	$5,302,088

(1)
$23.4 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table assumes the holders exercise their repurchase rights which would require us to repurchase the notes on June 15, 2012.

(2)
Amount is net of $10 million held in an escrow account that is currently earmarked to repay the NNN Notes due in 2013.

(3)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, of which a minimum of $71 million will be funded within our existing CDOs. Fundings are categorized by estimated funding period. Assuming that all debt investments that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining future funding requirements would be $4 million over the next four years.

(4)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR convention plus the respective spread as of June 30, 2011 was used to estimate payments for our floating-rate debt.

        As of June 30, 2011, we were in compliance with all covenants in our borrowing arrangements.

Off Balance Sheet Arrangements

        In March 2011, in connection with existing investments of certain CMBS, we became the controlling class of a securitization we did not sponsor. We determined we were the primary beneficiary because we owned more than 50% of the controlling class and the right to appoint the special servicer, which gave us the power to direct the activities that impact the economic performance of the VIE. During the second quarter of 2011, we sold a significant portion of this investment, and as such, we determined we were no longer the primary beneficiary. Our remaining exposure to this investment is immaterial as of June 30, 2011.

        In June 2011, we acquired the "B-piece" in a new $2.1 billion CMBS securitization, for $11 million in unrestricted cash and $15 million in restricted cash. We are appointed as special servicer for the securitization. We identified the securitization as a VIE. However, we have determined we do not hold a significant interest and therefore, we are not the primary beneficiary. As such, the VIE will not be consolidated. Our maximum exposure to loss related to this investment is $26.4 million as of June 30, 2011.

Recent Developments

Dividends

        On August 3, 2011, we declared a dividend of $0.10 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The common stock dividends are to be paid on August 19, 2011 to shareholders of record as of the close of business on August 15, 2011. The Series A and Series B preferred dividends will be paid on August 16, 2011, to the stockholders of record as of the close of business on August 15, 2011.

Other Transactions

        In July 2011, we repaid in full the $100 million preferred membership interest in NRF Healthcare which had a 10.5% coupon.

        In August 2011, an affiliate of ours entered into a Securities and Rights Purchase Agreement (the "Agreement") with an affiliate of CapLease, Inc. ("CapLease") to purchase: (i) the equity of a $240 million CRE CDO sponsored by CapLease (the "CapLease CDO"); (ii) approximately $14 million principal amount of the Class C, D and E bonds issued by the CapLease CDO; and (iii) the collateral management rights to the CapLease CDO, for an aggregate purchase price of $23 million. The transactions contemplated by the Agreement are subject to certain closing conditions and there is no assurance that these closing conditions will be satisfied.

        In August 2011, an affiliate of ours invested $37 million to acquire an interest in certain of our CDO bonds.

Amendments to Bylaws and Form of Indemnification Agreement

        On August 3, 2011, our Board of Directors amended and restated our Bylaws and approved modifications to our form of indemnification agreement.

        The changes to the Bylaws include revisions that more closely track the language of the Maryland General Corporation Law (the "MGCL") and include, among others, changes that: (1) clarify that notices of stockholders meetings may be given by electronic notice; (2) provide for "householding" of notices, as permitted by the MGCL and federal proxy rules; (3) extend the advance notice requirements for director nominations and business proposals at annual meetings to 120 to 150 days before the anniversary of the date of the prior year's proxy statement; (4) increase the information that must be provided by a stockholder proposing business or a nominee, including a requirement for information related to hedging activities; and (5) provide expressly that a stockholder is not entitled to demand a certificate in order to enhance compliance with the New York Stock Exchange's Direct Registration System eligibility requirements (i.e., shares must be uncertificated). The Amended and Restated Bylaws are filed as Exhibit 3.2 hereto and this summary is qualified in its entirety by reference to the Amended and Restated Bylaws.

        The changes to the form of indemnification agreement include, among others: (1) revising the standard for indemnification to more closely track the language of the MGCL; and (2) clarifying that the amendment or termination of the indemnification agreement does not affect an indemnitee's entitlement to indemnification and advancement of expenses for a claim that relates to challenged action or inaction that occurred prior to the amendment or termination of the indemnification agreement. In addition, NRFC Sub-REIT, Corp., a Maryland corporation and an indirect subsidiary of the Company through which we operate most of our business, will also be a party to the revised indemnification agreement, agreeing to indemnify our directors and officers to the same extent as us. We intend to have our directors and officers replace existing indemnification agreements with the revised form of indemnification agreement. Under both the prior indemnification agreements and the revised indemnification agreement, we will indemnify officers and directors to the maximum extent permitted under Maryland law. The Form of Amended and Restated Indemnification Agreement is filed as Exhibit 10.25 hereto and this summary is qualified in its entirety by reference to the Form of Amended and Restated Indemnification Agreement.

Inflation

        The tenant leases to our net lease properties are either:

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

        We believe that the risk associated with an increase in market interest rates on the floating-rate debt used to finance our assets in our CDO financing transactions and our direct investments in real estate debt, will be largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

        See "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of our Annual Report on Form 10-K, as amended, and Item 3 of Part I of this 10-Q for additional information on our exposure to market risk.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

        Management believes that funds from operations ("FFO") and adjusted funds from operations ("AFFO"), each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated ventures. AFFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company's cash flow generated by operations.

        We calculate AFFO by subtracting from (or adding to) FFO:

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

  •
  an adjustment to reverse the effects of unrealized gains (losses); and

  •
  an adjustment to reverse the effects of acquisition gains or losses.

        Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs.

Our management utilizes FFO and AFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time and, in the case of AFFO, equity-based compensation. Additionally, FFO and AFFO serve as measures of our operating performance because they facilitate evaluation of our company without the effects of selected items required in accordance with U.S. GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interest for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Funds from Operations:
Income (loss) from continuing operations	$(47,335)	$43,429	$(153,792)	$23,036
Non-controlling interest	(8,267)	(4,965)	(8,395)	(6,927)

Consolidated net income (loss) before non-controlling interest in operating partnership	(55,602)	38,464	(162,187)	16,109
Adjustments:
Preferred stock dividends	(5,231)	(5,231)	(10,463)	(10,463)
Depreciation and amortization	11,526	7,728	19,608	15,513
Funds from discontinued operations	(909)	(749)	154	287
Real estate depreciation and amortization, unconsolidated ventures	207	237	439	474

Funds from Operations	(50,009)	40,449	(152,449)	21,920

Adjusted Funds from Operations:
Funds from Operations	(50,009)	40,449	(152,449)	21,920
Straight-line rental income, net	(1,009)	(361)	(1,232)	(907)
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(31)	(19)	(52)	(45)
Amortization of above/below market leases	(170)	(214)	(384)	(478)
Amortization of equity-based compensation	2,613	4,181	4,647	9,239
Unrealized (gain) loss from fair value adjustments	104,176	(12,926)	226,464	(33,777)
Unrealized loss from fair value adjustments, unconsolidated ventures	—	2,731	—	3,357

Adjusted Funds from Operations	$55,570	$33,841	$76,994	$(691)

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Although we seek to match-fund our assets and mitigate the risk associated with future interest rate volatility, we are primarily subject to interest rate risk prior to match-funding our assets and because we maintain a net floating-rate asset or liability position. To the extent we have net floating-rate assets, our income will increase with increases in interest rates, and decrease with declines in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are held for non-trading purposes. As of June 30, 2010, a hypothetical 100 basis point increase in interest rates applied to our variable-rate assets would increase our annual interest income by $28 million offset by an increase in our interest expense of $21 million on our variable-rate liabilities. Similarly, a hypothetical 100 basis point decrease in interest rates would decrease our annual net interest income by the same net amount.

Real Estate Debt Investments

        We invest in real estate debt which is secured by commercial and multifamily properties, including first-lien mortgages, junior participations in first-lien mortgage loans, second-lien mortgage loans, mezzanine loans and preferred equity interests in borrowers who own such properties. We hold these instruments for investment rather than trading purposes. These investments bear interest at either a floating or fixed-rate. The interest rates on our floating-rate debt typically float at a fixed spread over an index such as LIBOR. These instruments typically reprice every 30 days based upon LIBOR in effect at that time. Given the frequent and periodic repricing of our floating-rate debt, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments. Increases in LIBOR will increase the interest income received by us on our investments and therefore increase our income. Decreases in LIBOR have the opposite effect.

        We also invest in fixed-rate debt investments. The value of these debt investments may be affected by changes in interest rates. To the extent that interest rates increase, the value of fixed-rate investments are diminished. Any fixed-rate real estate debt investments which we hold would be similarly impacted. We do not seek to hedge this type of risk unless the investment is leveraged as we believe the costs of such a hedging transaction over the term of such an investment would outweigh the benefits. If fixed-rate real estate debt is funded with floating-rate liabilities, we typically convert the floating-rate to fixed through the use of interest rate swaps, caps or other hedges. Because the interest rates on our fixed-rate investments are fixed through maturity of the investment, changes in interest rates do not affect the income we earn from our fixed-rate investments.

        The value of our fixed and floating-rate real estate debt investments changes with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed and floating-rate assets decrease, and vice versa. Market credit spreads are currently much wider than existed at the time we originated a majority of our real estate debt investments. These wider market credit spreads imply that our real estate debt investments may be worth less than the amounts at which we carry these investments on our consolidated balance sheet, but because we have typically financed these investments with debt priced in a similar credit environment and intend to hold them to maturity, we do not believe that intra- and inter-period changes in value caused by changing credit spreads material impacts the economics associated with our real estate debt investments.

        In our real estate debt business, we are also exposed to credit risk, which is the risk that the borrower under our debt agreements cannot repay its obligations to us in a timely manner. Our debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. Default risk increases in weak economic conditions because collateral cash flows may be below expectations when the debt was originated. Defaults also increase when, at debt maturity, the cost of debt and equity capital is higher than when the debt was originated. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include a foreclosure against the collateral. We describe many of the options available to us in this situation in "Item 1 Business" of our Annual Report on Form 10-K, as amended. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expenses we incur in collecting on our debt, we would collect 100% of our debt amount. To the extent that the amount of our debt plus all debt senior to our position exceeds the realizable value of our collateral, then we would incur a loss. We also incur credit risk in our periodically scheduled interest payments which may be interrupted as a result of the operating performance of the underlying collateral.

        We seek to manage credit risk through a thorough analysis of a transaction before we make such an investment. Our analysis is based upon a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to evaluating the credit risk inherent in a transaction.

        We expect our investments to be denominated in U.S. dollars or, if they are denominated in another currency, may be converted back to U.S. dollars through the use of currency swaps. It may not be possible to eliminate all of the currency risk as the payment characteristics of the currency swap may not exactly match the payment characteristics of the investments.

Real Estate Securities

        In our real estate securities business, we seek to mitigate credit risk through credit analysis, subordination and diversification. The CMBS we invest in are junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt we invest in reflects comparable credit risk. Credit risk refers to each individual borrower's ability to make required interest and principal payments on the scheduled due dates. While the expected yield on these securities is sensitive to the performance of the underlying assets, the more subordinated securities and certain other features of a securitization, in the case of mortgage backed securities, and the issuer's underlying equity and subordinated debt, in the case of unsecured REIT debt, are designed to bear the first risk of default and loss. The underlying real estate securities to our CDO note investments are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the CDO note investments and the underlying credit quality of their holdings.

        The real estate securities underlying loans are also subject to credit spread risk. The majority of these securities are fixed-rate securities, which are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. In other words, their value is dependent on the yield demanded on such securities by the market, based on their credit relative to U.S. Treasuries. An excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury security yield) to value these securities. Under these conditions, the value of our real estate securities portfolio would tend to decrease. Conversely, if the spread used to value these securities were to decrease or "tighten," the value of our real estate securities would tend to increase. Such changes in the market value of our real estate securities portfolio may affect our net equity or cash flow either directly through their impact on unrealized gains or losses on available for sale securities by diminishing our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital.

        Returns on our real estate securities are sensitive to interest rate volatility. If interest rates increase, the funding cost on liabilities that finance the securities portfolio will increase if these liabilities are at a floating-rate or have maturities shorter than the assets.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities of our assets in order to minimize the risk of being forced to refinance our liabilities prior to the maturities of our assets, as well as to reduce the impact of fluctuating interest rates on income. In addition, we match interest rates on our assets with like-kind debt, so that fixed rate assets are financed with fixed-rate debt and floating-rate assets are financed with floating rate debt, directly or through the use of interest rate swaps, caps or other financial instruments or through a combination of these strategies. Our CDO financing transactions utilize interest rate swaps to minimize the mismatch between their fixed-rate assets and floating-rate liabilities.

        Our financing strategy is dependent on our ability to place the match-funded debt we use to finance our real estate securities at spreads that provide a positive funding spread. Match-funded debt is currently very difficult to obtain and market-demanded yields on all real estate assets have increased. Our current strategy is to use our existing CDO structures to fund new investment activity when repayment or sale proceeds are available within the financing, or to acquire securities which generate attractive returns without leverage.

        Interest rate changes may also impact our net book value as our investments in real estate securities are marked-to-market each quarter with changes in fair value reflected in unrealized gains (losses). Generally, as interest rates increase, the value of fixed-rate securities within the CDO financing transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark our CDO bonds payable to market which may cause a partial offset to the income and balance sheet impact of marking the real estate securities to market.

Core and Healthcare Net Lease Properties

        Our ability to manage the interest rate risk and credit risk associated with the assets we acquire is integral to the success of our net lease properties investment strategy. Although we may, in special situations, finance our purchase of net lease assets with floating-rate debt, our general policy is to mitigate our exposure to rising interest rates by financing our net lease property purchases with fixed-rate mortgages.

        The value of our net lease real estate properties may be influenced by interest rates. To derive value, an investor typically forecasts expected future cash flows to be generated by the property then discounts the cash flows at a discount rate based upon interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants. Lower risk-free rates generally result in lower discount rates and therefore higher valuations, and vice versa, although the scarcity of financing for net lease properties and investor concerns over commercial real estate generally have recently decreased commercial real estate valuations, including valuations for net lease properties. We intend to hold our net lease properties for long periods, but the fair value of the investment may fluctuate with changes in interest rates, among other things.

        We are subject to the credit risk of the corporate lessee of our net lease properties. We undertake a rigorous credit evaluation of each tenant prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant's business as well as an assessment of the strategic importance of the underlying real estate to the tenant's core business operations. Where appropriate, we may seek to augment the tenant's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or affiliate guarantees from entities we deem to be creditworthy.

Derivatives and Hedging Activities

        We use derivative instruments primarily to manage interest rate risk exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with the our investment and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition; however, we currently do not anticipate that any of the counterparties will fail to meet their obligations because of their high credit ratings. At June 30, 2011, our counterparties hold no cash margin as collateral against our swap contracts.

        We elected the fair value option for our CDO bonds payable and our junior subordinated notes. As a result, the changes in fair value of these financial instruments are now recorded in income and the interest rate swap agreements associated with these debt instruments no longer qualify for hedge accounting given that the underlying debt is remeasured with changes in the fair value recorded in income. The unrealized gains (losses) accumulated in other comprehensive income (loss), related to these interest rate swaps, will be reclassified into income over the shorter of either the life of the swap or the associated debt with current unrealized gains (losses) recorded in income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash flow hedges
Amount of gain (loss) reclassified from OCI into income related to effective portion	$—	$7	$—	$(328)
Non-hedge derivatives
Amount of gain (loss) recognized in income	$(13,825)	$(52,110)	$5,133	$(85,859)
Amount of gain (loss) reclassified from OCI into income	$(1,873)	$(1,416)	$(3,746)	$(2,820)

        The following tables summarize our derivative instruments that were not designated as hedges in qualifying hedging relationships as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	Number of Investments	Notional Amount	Fair Value Net Asset / (Liability)	Range of Fixed LIBOR	Range of Maturity
Interest rate derivatives:
As of June 30, 2011	53	$2,524,142	$(191,209)	0.29% - 7.00%	December 2011 - October 2019
As of December 31, 2010	64	$2,812,409	$(220,630)	0.37% - 7.00%	February 2011 - October 2019

        We had no derivatives designated as hedges in qualifying hedging relationships as of June 30, 2011 and December 31, 2010.

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our Chief Executive Officer and Acting Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control over Financial Reporting

Changes in internal control over financial reporting

        There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

(a)
Exhibits

Exhibit Number		Description of Exhibit
3.1		Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

3.2	*	Amended and Restated Bylaws of NorthStar Realty Finance Corp.
3.3
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)
3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)
3.5
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
4.2
Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
4.3
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
4.4
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)
4.5
Registration Rights Agreement relating to the 7.50% Exchangeable Senior Notes due 2031 of NorthStar Realty Finance Limited Partnership, dated as of March 9, 2011 (incorporated by reference to Exhibit 4.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)

Exhibit Number	Description of Exhibit
4.6	Indenture dated as of March 9, 2011, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)
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
10.3	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.7(a) to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))
10.4
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
10.7
Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)
10.8
Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)
10.9
Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)
10.10
Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)
10.11
Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed May 29, 2007)

Exhibit Number		Description of Exhibit
10.12		Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.13
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)
10.14
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Albert Tylis (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed July 27, 2009)
10.15
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)
10.16
NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.17		Form of Award Agreement (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on September 11, 2009)
10.18
Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.19
Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.20
Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.21
Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.22
Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.23	*	Form of LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan for non-employee directors of NorthStar Realty Finance Corp.'s board of directors

Exhibit Number		Description of Exhibit
10.24	*	Form of LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan for employees of NorthStar Realty Finance Corp.

10.25	*	Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp.

10.26	*	Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statement of Operations (unaudited) for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity as of June 30, 2011 (unaudited) and December 31, 2010; (iv) Consolidated Statements of Comprehensive Income (unaudited) for the three and six months ended June 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements (unaudited)

*
Filed herewith

**
Purusant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.
Date: August 5, 2011	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ DEBRA A. HESS Debra A. Hess Chief Financial Officer