Form 10-Q
period 2011-09-30
NORTHSTAR REALTY FINANCE CORP.
filed 2011-11-04
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

        The Company has one class of common stock, par value $0.01 per share, 95,975,395 shares outstanding as of November 2, 2011.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT

For the Three and Nine Months Ended September 30, 2011

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
VIE Financing Structures
Restricted cash	$259,563	$263,314
Operating real estate, net	246,015	8,040
Real estate securities, available for sale	1,501,605	1,687,793
Real estate debt investments, net	1,730,467	1,672,664
Real estate debt investments, held for sale	21,274	18,661
Investments in and advances to unconsolidated ventures	63,956	72,536
Receivables, net of allowance of $1,198 in 2011 and $824 in 2010	23,300	26,419
Derivative assets, at fair value	8	42
Deferred costs and intangible assets, net	35,170	150
Assets of properties held for sale	6,610	5,101
Other assets	19,207	14,275

	3,907,175	3,768,995

Non-VIE Financing Structures
Cash and cash equivalents	115,821	125,439
Restricted cash	49,989	46,070
Operating real estate, net	781,319	938,062
Real estate securities, available for sale	45,296	3,261
Real estate debt investments, net	107,701	153,576
Investments in and advances to unconsolidated ventures	22,109	21,876
Receivables, net of allowance of $614 in 2011 and $1,818 in 2010	9,100	5,910
Receivables, related parties	8,793	4,101
Unbilled rents receivable	11,241	10,404
Derivative assets, at fair value	7,320	17
Deferred costs and intangible assets, net	49,268	52,823
Assets of properties held for sale	9,122	—
Other assets	18,047	21,457

	1,235,126	1,382,996

Total assets	$5,142,301	$5,151,991

Liabilities
VIE Financing Structures
CDO bonds payable	$2,394,643	$2,258,805
Mortgage notes payable	212,000	—
Secured term loan	14,682	14,682
Accounts payable and accrued expenses	16,565	15,691
Escrow deposits payable	53,425	60,163
Derivative liabilities, at fair value	243,572	190,993
Liabilities of properties held for sale	30	99
Other liabilities	30,302	8,654

	2,965,219	2,549,087

Non-VIE Financing Structures
Mortgage notes payable	556,786	803,114
Secured term loan	—	22,199
Exchangeable senior notes	238,685	126,889
Junior subordinated notes, at fair value	151,265	191,250
Accounts payable and accrued expenses	40,568	34,160
Escrow deposits payable	1,291	548
Derivative liabilities, at fair value	8,381	29,696
Other liabilities	44,648	22,535

	1,041,624	1,230,391

Total liabilities	4,006,843	3,779,478

Contingently redeemable non-controlling interest	—	94,822
Equity
NorthStar Realty Finance Corp. Stockholders' Equity
Preferred stock, 8.75% Series A, $0.01 par value, $25 liquidation preference per share, 2,400,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	57,867	57,867
Preferred stock, 8.25% Series B, $0.01 par value, $25 liquidation preference per share, 7,600,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	183,505	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 95,974,012 and 78,104,753 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	960	781
Additional paid-in capital	809,885	723,102
Retained earnings	86,059	293,382
Accumulated other comprehensive loss	(36,362)	(36,119)

Total NorthStar Realty Finance Corp. Stockholders' Equity	1,101,914	1,222,518
Non-controlling interests	33,544	55,173

Total equity	1,135,458	1,277,691

Total liabilities and stockholders' equity	$5,142,301	$5,151,991

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Interest income	$99,504	$88,791	$307,934	$207,087
Rental and escalation income	26,996	31,912	85,879	82,980
Commission income	3,131	1,861	5,775	2,233
Other revenue	1,389	1,854	3,299	5,004

Total revenues	131,020	124,418	402,887	297,304
Expenses
Interest expense	39,875	29,558	107,501	96,213
Real estate properties—operating expenses	3,427	12,374	18,537	24,661
Asset management expenses	1,279	1,931	4,508	4,251
Commission expense	2,322	1,399	4,338	1,677
Provision for loan losses	9,340	42,877	48,040	136,134
Provision for loss on equity investment	—	—	4,482	—
General and administrative
Salaries and equity-based compensation(1)	11,762	11,863	44,031	40,708
Auditing and professional fees	1,782	2,051	6,509	6,156
Other general and administrative	5,399	3,814	14,394	12,752

Total general and administrative	18,943	17,728	64,934	59,616
Depreciation and amortization	12,762	7,980	32,370	23,493

Total expenses	87,948	113,847	284,710	346,045
Income (loss) from operations	43,072	10,571	118,177	(48,741)
Equity in earnings (losses) of unconsolidated ventures	(604)	(60)	(4,387)	6,155
Other income (loss)	(11,826)	—	(1,688)	—
Unrealized gain (loss) on investments and other	(68,446)	(199,572)	(351,271)	(206,408)
Realized gain (loss) on investments and other	13,712	26,795	61,285	109,766
Gain from acquisitions	81	15,363	81	15,363

Income (loss) from continuing operations	(24,011)	(146,903)	(177,803)	(123,865)
Income (loss) from discontinued operations	(391)	55	(1,029)	(1,042)
Gain on sale from discontinued operations	3,533	—	17,980	2,528

Consolidated net income (loss)	(20,869)	(146,848)	(160,852)	(122,379)
Less: net income (loss) allocated to non-controlling interests	1,743	7,963	1,393	1,018
Preferred stock dividends	(5,231)	(5,231)	(15,694)	(15,694)
Contingently redeemable non-controlling interest accretion	(196)	—	(5,178)	—

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(24,553)	$(144,116)	$(180,331)	$(137,055)

Net income (loss) per share from continuing operations (basic/diluted)	$(0.29)	$(1.87)	$(2.26)	$(1.82)
Income (loss) per share from discontinued operations (basic/diluted)	(0.01)	—	(0.01)	(0.01)
Gain per share on sale of discontinued operations (basic/diluted)	0.04	—	0.21	0.03

Net income (loss) per common share attributable to NorthStar Realty Finance Corp.	$(0.26)	$(1.87)	$(2.06)	$(1.80)

Weighted average number of shares of common stock:
Basic	95,957,333	77,139,868	87,105,058	76,211,705

Diluted	100,229,735	82,364,109	91,397,552	82,287,543

Dividends declared per share of common stock	$0.125	$0.10	$0.325	$0.30

(1)
The three months ended September 30, 2011 and 2010 include $2,204 and $3,894, respectively, of equity-based compensation expense. The nine months ended September 30, 2011 and 2010 includes $6,851 and $13,133, respectively, of equity-based compensation expense. The nine months ended September 30, 2010 includes $3,583 of cash compensation expense and $1,014 of equity-based compensation expense relating to a separation and consulting agreement with a former executive.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated net income (loss)	$(20,869)	$(146,848)	$(160,852)	$(122,379)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(5,845)	—	(5,845)	(138)
Change in fair value of derivative instruments	—	—	—	(3,448)
Reclassification adjustment for gains (losses) included in net income (loss)	1,873	1,547	5,618	4,695

Total other comprehensive income (loss)	(3,972)	1,547	(227)	1,109
Comprehensive income (loss)	(24,841)	(145,301)	(161,079)	(121,270)
Less: Comprehensive income (loss) attributable to non-controlling interests	1,912	7,848	1,377	897

Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(22,929)	$(137,453)	$(159,702)	$(120,373)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands)

	Preferred Stock at Par	Shares of Common Stock	Common Stock at Par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total NorthStar Stockholders' Equity	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2009	$100	74,883	$749	$904,077	$(92,670)	$460,915	$1,273,171	$90,647	$1,363,818
VIE consolidation beginning balance adjustments	—	—	—	—	41,332	110,790	152,122	30,535	182,657
Acquisition of N-Star IX	—	—	—	—	—	147,626	147,626	—	147,626
Amortization of equity-based compensation	—	—	—	17	—	—	17	16,673	16,690
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	11,336	11,336
Dividend reinvestment and stock purchase plan	—	92	1	282	—	—	283	—	283
Stock awards/LTIP awards	—	99	1	299	—	—	300	—	300
Equity component of warrants	—	—	—	61	—	—	61	—	61
Other comprehensive income (loss)	—	—	—	—	15,219	—	15,219	1,290	16,509
Conversion of LTIP units	—	3,031	30	61,445	—	—	61,475	(61,475)	—
Cash dividends on common stock	—	—	—	—	—	(30,483)	(30,483)	(8,299)	(38,782)
Cash dividends on preferred stock	—	—	—	—	—	(20,925)	(20,925)	(10,500)	(31,425)
Redemption of membership interest	—	—	—	(1,807)	—	—	(1,807)	1,800	(7)
Equity in unconsolidated ventures	—	—	—	—	—	—	—	(1,815)	(1,815)
Net income (loss)	—	—	—	—	—	(374,541)	(374,541)	(15,019)	(389,560)

Balance at December 31, 2010	$100	78,105	$781	$964,374	$(36,119)	$293,382	$1,222,518	$55,173	$1,277,691

Net proceeds from offering of common stock	$—	17,250	$173	$69,132	$—	$—	$69,305	$—	$69,305
Reclassification of equity compensation to liability	—	—	—	—	—	—	—	(2,136)	(2,136)
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	144	144
Non-controlling interest distributions	—	—	—	—	—	—	—	(12,569)	(12,569)
Dividend reinvestment and stock purchase plan	—	47	—	203	—	—	203	—	203
Amortization of equity-based compensation	—	—	—	13	—	—	13	6,838	6,851
Contingently redeemable non-controlling interest accretion	—	—	—	—	—	(5,178)	(5,178)	—	(5,178)
Equity component of exchangeable notes	—	—	—	11,851	—	—	11,851	—	11,851
Other comprehensive income (loss)	—	—	—	—	(243)	—	(243)	16	(227)
Conversion of LTIP units	—	572	6	5,584	—	—	5,590	(5,590)	—
Cash dividends on common stock	—	—	—	—	—	(26,992)	(26,992)	(1,281)	(28,273)
Cash dividends on preferred stock	—	—	—	—	—	(15,694)	(15,694)	(5,658)	(21,352)
Net income (loss)	—	—	—	—	—	(159,459)	(159,459)	(1,393)	(160,852)

Balance at September 30, 2011 (unaudited)	$100	95,974	$960	$1,051,157	$(36,362)	$86,059	$1,101,914	$33,544	$1,135,458

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income (loss)	$(160,852)	$(122,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	4,387	(6,155)
Depreciation and amortization	33,173	25,518
Amortization of premiums/discount on investments	(112,026)	(37,824)
Interest accretion on real estate debt investments	(7,904)	(777)
Amortization of deferred financing costs	4,153	5,484
Equity-based compensation	6,851	13,133
Unrealized (gain) loss on investments and other	271,802	134,878
Realized gain on sale of investments and other	(79,264)	(112,501)
Gain from acquisitions	(81)	(15,363)
Operating real estate impairment	—	1,180
Distributions from equity investments	513	8,909
Amortization of capitalized above/below market leases	(656)	(691)
Capital lease	—	(96)
Unbilled rents receivable	(1,845)	(1,286)
Provision for loss on equity investment	4,482	—
Provision for loan losses	48,040	136,134
Allowance for uncollectable accounts	182	209
Changes in assets and liabilities:
Restricted cash	(7,001)	(35,144)
Cash received from purchase of equity investment	—	2,307
Receivables	(531)	5,174
Other assets	15,206	(541)
Receivables from related parties	(4,634)	(356)
Accounts payable and accrued expenses	5,805	3,100
Escrow deposit payable	(5,995)	32,244
Real estate debt investment origination fees	4,038	1,710
Other liabilities	21,253	(9,385)

Net cash provided by (used in) operating activities	39,096	27,482
Cash flows from investing activities:
Improvement of operating real estate	(2,929)	(1,078)
Acquisition of real estate securities, available for sale	(239,787)	(183,960)
Proceeds from sale of real estate securities, available for sale	277,479	181,718
Repayments on real estate securities, available for sale	68,946	43,643
Originations/acquisitions of real estate debt investments	(235,880)	(60,062)
Repayments on real estate debt investments	268,792	249,468
Proceeds from the sale of real estate debt investments	108,356	110,613
Net proceeds from disposition of operating real estate	122,323	3,079
Restricted cash provided by (used in) investment activities	(87,127)	(221,630)
Purchase of equity interest	(10,715)	(2,195)
Deferred costs and intangible assets	(2,016)	(7,470)
Investment in and advances to unconsolidated ventures	(1,935)	(7,229)
Distributions from unconsolidated ventures	835	19,565

Net cash provided by (used in) investing activities	266,342	124,462
Cash flows from financing activities:
Purchase of derivative instrument	(8,500)	(243)
Settlement of derivative instrument	(27,097)	(283)
Collateral held by derivative counterparty	23,280	4,651
Borrowings of mortgage notes	20,920	78,200
Repayments of mortgage notes	(219,877)	(64,546)
Proceeds from CDO bonds	56,744	174,318
Repayments of CDO bonds	(222,254)	(108,355)
Repurchases of CDO bonds	(74,745)	(14,481)
Borrowing under secured term loan	—	24,739
Repayment of secured term loan	(22,199)	(248,744)
Payment of deferred financing costs	(9,973)	(2,059)
Capital contributions by non-controlling interest	—	4,686
Restricted cash from financing activities	139,617	45,289
Proceeds from exchangeable senior notes	172,500	—
Repurchase exchangeable senior notes	(50,787)	—
Proceeds from common stock offerings	73,313	—
Proceeds from dividend reinvestment and stock purchase plan	204	263
Dividends (common and preferred) and distributions	(42,686)	(38,460)
Offering costs	(4,008)	(151)
Distributions to non-controlling interest	(119,508)	(10,496)

Net cash provided by (used in) financing activities	(315,056)	(155,672)
Net increase (decrease) in cash and cash equivalents	(9,618)	(3,728)
Cash and cash equivalents—beginning of period	125,439	138,928

Cash and cash equivalents—end of period	$115,821	$135,200

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in Thousands, Except per Share Data

(Unaudited)

1. Formation and Organization

        NorthStar Realty Finance Corp., a real estate finance company and Maryland corporation (the "Company" or "N-Star"), is a self-administered and self-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue and expand the commercial real estate ("CRE") debt, CRE securities and net lease businesses conducted by its predecessor. In addition, the Company engages in asset management and other activities related to real estate and real estate finance. Substantially all of the Company's assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership").

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

        A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. The Company evaluates its investments and financings to evaluate if it is a VIE based on: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

investment that lacks one or more of the above three characteristics is considered to be a VIE. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

Comprehensive Income

        The Company reports consolidated comprehensive income in separate statements following its consolidated statements of operations. Comprehensive income is defined as the change in stockholders' equity resulting from net income (loss) and other comprehensive income (loss) ("OCI"). The

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Company's components of OCI principally include: (i) unrealized gain (loss) of securities available for sale for which the fair value option is not elected; and (ii) unrealized gain (loss) on derivative instruments deemed to be effective hedges.

Real Estate Debt Investments

        Real estate debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts and unfunded commitments unless such loan or investment is deemed to be impaired. Interest income is recorded on the accrual basis and related discounts, premiums, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations.

Real Estate Securities

        The Company classifies its real estate securities as available for sale on the acquisition date. Available for sale securities are recorded at fair value. The Company has generally elected to apply the fair value option of accounting for its real estate securities portfolio. For those real estate securities for which the fair value option of accounting was elected, any unrealized gains (losses) from changes in fair value are recorded in unrealized gains (losses) on investments and other in the Company's consolidated statements of operations. The Company may not elect the fair value option for certain real estate securities due to the nature of the particular instrument.

        For those real estate securities for which the fair value option of accounting was not elected, any unrealized gains (losses) from the change in fair value is reported as a component of accumulated other comprehensive income (loss) in the Company's consolidated statements of stockholders' equity, to the extent impairment losses are considered temporary.

        Interest income on real estate securities is recognized using the effective interest method with any purchase premiums or discounts accreted through income in the consolidated statements of operations over the life of the security.

Credit Losses and Impairment on Investments

Provision for Loan Losses

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

Real Estate Securities

        Real estate securities for which the fair value option is elected are not evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company's consolidated statements of operations. Realized losses on such securities are reclassified to the realized gain (loss) on investments and other account as losses occur.

        Real estate securities are periodically evaluated for other-than-temporary impairment. A security where the fair value is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (a) the holder has the intent to sell the impaired security; (b) it is more likely than not the holder will be required to sell the security; or (c) the holder does not expect to recover the entire amortized cost of the security. When a real estate security has been deemed other-than-temporarily impaired the security is written down to its fair value. The amount of the other-than-temporary impairment is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of the other-than-temporary impairment related to expected credit losses is recognized in the consolidated statements of operations. The remaining other-than-temporary impairment related to the valuation adjustment is recognized as a component of accumulated other comprehensive income (loss) in the statements of stockholders' equity. The portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

Operating Real Estate

        The Company's net lease portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Troubled Debt Restructuring

        Real estate debt investments modified in a troubled debt restructuring ("TDR") are loan modifications granting a concession to a borrower experiencing financial difficulties. Troubled debt that is fully satisfied via foreclosure (including deed-in-lieu), repossession or other transfers of assets is included in the definition of TDR. Pools of loans acquired with deteriorated credit quality that have been modified are not considered a TDR.

Derivatives

        Derivatives are used to manage the Company's exposure to interest rate movements and other identified risks. For derivatives that qualify as cash flow hedges, the effective portion of changes in the fair value of derivatives designated as a hedge is recorded in accumulated OCI and is subsequently reclassified into income in the period that the hedged item affects income. Amounts reported in OCI relate to the hedge of the Company's variable-rate borrowings are reclassified to interest expense as interest payments are made on the Company's borrowings.

        The change in fair value for derivatives that do not qualify as a hedge for U.S. GAAP is recorded in income. When the Company elected the fair value option for certain of its borrowings, any derivatives designated as a qualifying hedge at the time no longer qualified for hedge accounting given that the underlying borrowing will be remeasured with changes in the fair value recorded in income. For such derivatives, the unrealized gain (loss) at that time will remain in accumulated OCI and will be reclassified into income over the shorter of either the life of the derivative or the associated borrowing, with current changes in fair value recorded in income.

Recently Issued Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective for the Company in the first quarter 2012. The Company is currently evaluating the impact of this accounting update and does not expect it will have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included on the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of OCI that must be reported but it eliminates the option to present other comprehensive income in the statement of stockholders' equity. The accounting update is effective for the Company the first quarter of 2012 and should be applied retrospectively to all periods reported after the effective date. Early adoption is permitted. There is no impact on the consolidated financial statements as the Company currently complies with the update.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities

        The Company has evaluated its real estate debt investments, liability to subsidiary trusts issuing preferred securities ("junior subordinated notes"), its investments in each of its nine sponsored collateralized debt obligations ("CDOs"), its investment in the CSE RE 2006-A CDO ("CSE CDO"), its investment in the CapLease 2005-1 CDO ("CapLease CDO") and its investments in real estate securities of non-sponsored securitizations in which the Company holds the controlling class to determine whether they are a VIE. As of September 30, 2011, the Company identified interests in 26 entities which were determined to be VIEs.

        Based on management's analysis, the Company is not the primary beneficiary of 15 of the identified VIEs since it: (i) does not have the power to direct the activities that most significantly impact the VIE's economic performance; and (ii) does not have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of September 30, 2011.

Consolidated VIEs (the Company is the primary beneficiary)

        The Company originates, acquires and manages portfolios of CRE securities and CRE debt investments, which are predominately financed in CDO transactions. The CRE debt investments that serve as collateral for the CDO financing transactions include first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant leases ("CTLs") and other loans. The CRE securities that serve as collateral for the CDO financing transactions include commercial mortgage-backed securities ("CMBS"), unsecured REIT debt and CDO notes backed primarily by CRE securities and CRE debt. By financing these assets with long-term borrowings through the issuance of CDO bonds, the Company seeks to generate attractive risk-adjusted equity returns and to match the term of its assets and liabilities. In connection with the Company's CDO financing transactions, the Company has various forms of significant ongoing involvement, which may include: (i) holding senior or subordinated interests in the CDOs; (ii) asset management; and (iii) entering into derivative contracts to manage interest rate risk. Each CDO transaction is considered a VIE. The Company has determined it is the primary beneficiary, and as a result, consolidates all of its CDO financing transactions, including the CSE and CapLease CDOs.

        On August 31, 2011, the Company invested $23.5 million to acquire the collateral management rights, preferred equity notes and $14.3 million in principal of originally investment grade CDO bonds from CapLease Inc. As of September 30, 2011, the transaction had $240.0 million of collateral which consisted of $61.6 million in restricted cash and 61 assets comprised of 72% investment-grade CTLs, 7% corporate credit notes and 21% CMBS. The assets had a total weighted average life of eight years and weighted average coupon of 6.5%. As of September 30, 2011, the CDO bonds outstanding with third parties totaled $210.8 million and had a weighted average coupon of 4.9%. Subsequent to quarter end, $60.2 million of restricted cash was used to amortize the senior most class of the CDO bonds outstanding at the distribution date in October 2011. The Company's investment was funded with $12.3 million of unrestricted cash and $11.2 million of CDO restricted cash. The investment is currently expected to generate an approximate 25% annualized cash yield on the unrestricted cash investment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The following table displays the classification and carrying value of assets and liabilities of consolidated VIEs as of September 30, 2011 (amounts in thousands):

	Consolidated Variable Interest Entities
	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	N-Star IX	CSE CDO	CapLease CDO	Total
Assets of consolidated VIEs:
Restricted cash(1)	$2,334	$211	$15,318	$13,017	$1,540	$35,850	$1,023	$29,029	$17,075	$82,609	$61,557	$259,563
Operating real estate, net	—	—	—	50,719	—	—	—	192,994	—	2,302	—	246,015
Real estate securities, available for sale	191,070	157,531	213,890	28,041	209,266	33,758	244,406	4,868	362,601	42,924	13,250	1,501,605
Real estate debt investments, net	—	—	30,391	281,472	—	299,570	23,494	562,924	14,777	380,388	137,451	1,730,467
Real estate debt investments, held for sale	—	—	—	—	—	—	—	—	5,396	15,878	—	21,274
Investments in and advances to unconsolidated ventures	—	—	—	—	—	—	—	63,956	—	—	—	63,956
Receivables, net of allowance	1,590	1,510	1,835	1,331	1,983	1,049	2,739	2,849	4,067	3,571	776	23,300
Derivative assets, at fair value	—	—	—	—	—	—	4	—	—	4	—	8
Deferred costs and intangible assets, net	—	—	—	3,848	—	123	—	31,199	—	—	—	35,170
Assets of properties held for sale	—	—	—	—	—	—	—	—	—	6,610	—	6,610
Other assets	2	66	—	686	25	2,642	63	15,078	124	371	150	19,207

Total assets of consolidated VIEs(2)	194,996	159,318	261,434	379,114	212,814	372,992	271,729	902,897	404,040	534,657	213,184	3,907,175
Liabilities of consolidated VIEs:
CDO bonds payable	167,915	113,434	136,878	155,462	138,024	192,893	190,548	347,683	228,704	534,796	188,306	2,394,643
Mortgage notes payable	—	—	—	—	—	—	—	212,000	—	—	—	212,000
Secured term loan	—	—	—	—	—	—	14,682	—	—	—	—	14,682
Accounts payable and accrued expenses	1,198	90	895	1,088	474	363	386	5,139	1,797	3,321	1,814	16,565
Escrow deposits payable	—	—	—	7,210	—	12,153	—	15,997	339	17,726	—	53,425
Derivative liabilities, at fair value	8,787	12,583	19,236	—	43,011	9,711	55,395	26,827	53,342	14,680	—	243,572
Liabilities of assets of properties held for sale	—	—	—	—	—	—	—	—	—	30	—	30
Other liabilities	—	—	—	1,345	—	—	349	21,280	6,371	107	850	30,302

Total liabilities of consolidated VIEs(3)	177,900	126,107	157,009	165,105	181,509	215,120	261,360	628,926	290,553	570,660	190,970	2,965,219

Net assets	$17,096	$33,211	$104,425	$214,009	$31,305	$157,872	$10,369	$273,971	$113,487	$(36,003)	$22,214	$941,956

(1)
Includes $18.9 million available for re-investment in certain of the CDOs.

(2)
Assets of each of the consolidated VIEs may only be used to settle obligations of the respective VIE.

(3)
Creditors of each of the consolidated VIEs have no recourse to the general credit of the Company.

        The Company did not provide financial support to any of its consolidated VIEs during the three and nine months ended September 30, 2011 and 2010. At September 30, 2011, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its consolidated VIEs.

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

Real Estate Securities

        The Company has identified six real estate securities with a fair value of $55.4 million as a variable interest in a VIE. The Company has determined that it is not the primary beneficiary, and as such, the VIE should not be consolidated in the Company's financial statements. For all other real estate securities, the Company has determined that it does not hold a variable interest in these assets and, as such, the Company has continued to account for all real estate securities as securities.

        In March 2011, in connection with existing investments of certain CMBS, the Company became the controlling class of a securitization that the Company did not sponsor. The Company determined it was the primary beneficiary due to ownership in more than 50% of the controlling class and the right to appoint the special servicer, which gave the Company the power to direct the activities that impact the economic performance of the VIE. During the second quarter 2011, the Company sold a significant portion of this investment, and as such, it was determined the Company was no longer the primary beneficiary.

        In June 2011, the Company acquired the "B-piece" in a new $2.1 billion CMBS securitization. The Company is appointed as special servicer for the securitization. The Company has determined that the securitization is a VIE. However, the Company has determined that it does not hold a significant interest and therefore is not the primary beneficiary. As such, the VIE is not consolidated.

        In July 2011, in connection with an existing investment in certain CMBS, the Company became the controlling class of a securitization that the Company did not sponsor. The Company has determined that it is not the primary beneficiary, as such, the VIE is not consolidated.

        In August 2011, the Company invested $37.1 million of unrestricted cash in a securitization collateralized by originally investment grade rated N-Star CDO bonds. The Company has determined that the securitization is a VIE. However, the Company has determined that it does not hold a significant interest and therefore is not the primary beneficiary. As such, the VIE is not consolidated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The following table displays the classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2011 (amounts in thousands):

	Unconsolidated Variable Interest Entities
	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments	$—	$17,987	$—	$17,987	$17,987
Real estate securities, available for sale	—	—	55,446	55,446	55,446

Total assets	—	17,987	55,446	73,433	73,433
Junior subordinated notes, at fair value	151,265	—	—	151,265	NA

Total liabilities	151,265	—	—	151,265	NA

Net asset (liability)	$(151,265)	$17,987	$55,446	$(77,832)	NA

(1)
The Company's maximum exposure to loss at September 30, 2011 would not exceed the carrying value of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the three and nine months ended September 30, 2011 and 2010. At September 30, 2011, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

Derivative Instruments

        Derivative instruments are valued using a third-party pricing service. These quotations are generally based on valuation models with market observable inputs such as interest rates and contractual cash flows, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. However, since the majority of the Company's derivatives are held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.

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

Junior Subordinated Notes

        Junior subordinated notes are valued using quotations from nationally-recognized financial institutions. These quotations are generally based on a valuation model using market observable inputs for interest rates and other inputs for assumptions related to the implied credit spread of the Company's other borrowings and the timing and amount of expected future cash flows. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

Fair Value Measurement

        Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

        The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy (amounts in thousands):

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$1,043,488	$278,465	$1,321,953
Third-party CDO notes	—	—	65,829	65,829
Unsecured REIT debt	—	117,170	315	117,485
Trust preferred securities	—	—	18,504	18,504
Agency debentures	—	23,130	—	23,130

Subtotal real estate securities, available for sale	—	1,183,788	363,113	1,546,901
Derivative assets	—	7,328	—	7,328

Total assets	$—	$1,191,116	$363,113	$1,554,229

Liabilities:
CDO bonds payable(1)	$—	$—	$2,206,337	$2,206,337
Junior subordinated notes	—	—	151,265	151,265
Derivative liabilities	—	251,953	—	251,953

Total liabilities	$—	$251,953	$2,357,602	$2,609,555

(1)
Excludes CapLease CDO bonds payable for which the fair value option was not elected.

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

        The following table presents additional information about the Company's real estate securities, CDO bonds payable and junior subordinated notes which are measured at fair value on a recurring basis at September 30, 2011, for which the Company has utilized Level 3 inputs to determine fair value (amounts in thousands):

	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance:	$492,576	$2,258,805	$191,250
Total net transfers into / out of Level 3	(87,997)	—	—
Purchases / borrowings	130,407	56,744	—
Sales	(101,530)	—	—
Paydowns	—	(222,252)	—
Repurchases	—	(74,745)	—
Losses (realized or unrealized)	(158,279)	187,989	(39,985)
Gains (realized or unrealized)	87,936	(204)	—

Ending balance:	$363,113	$2,206,337	$151,265

Gains (losses) included in income attributable to the change in unrealized gains (losses) relating to assets or liabilities still held	$(72,339)	$(162,532)	$39,969

        There were no non-recurring financial measurements during the nine months ended September 30, 2011. There were no transfers, other than those identified in the table above, during the nine months ended September 30, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

Fair Value Option

        The Company has generally elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: real estate securities; CDO bonds payable; and junior subordinated notes. The Company may not elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. As of September 30, 2011, the Company has one real estate security with a carrying value of $25.3 million for which the fair value option was not elected and the CapLease CDO bonds payable with an outstanding principal amount of $210.8 million for which the fair value option was not elected.

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

        The following table sets forth the fair value of the Company's financial instruments for which the fair value option was elected (amounts in thousands):

	September 30, 2011	December 31, 2010
Assets:
Real estate securities, available for sale:(1)
CMBS	$1,321,953	$1,392,099
Third-party CDO notes	40,556	37,213
Unsecured REIT debt	117,485	236,958
Trust preferred securities	18,504	24,784
Agency debentures	23,130	—

Total assets	$1,521,628	$1,691,054

Liabilities:
CDO bonds payable(2)	$2,206,337	$2,258,805
Junior subordinated notes	151,265	191,250

Total liabilities	$2,357,602	$2,450,055

(1)
September 30, 2011 excludes one security with a carrying value of $25.3 million for which the fair value option was not elected.

(2)
September 30, 2011 excludes CapLease CDO bonds payable with a carrying value of $188.3 million for which the fair value option was not elected.

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

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

        The following table presents the difference between the fair value and the aggregate principal amount of assets and liabilities, for which the fair value option has been elected (amounts in thousands):

	Fair Value at September 30, 2011	Amount Due Upon Maturity	Difference
Assets:
Real estate securities, available for sale:
CMBS(1)(2)	$1,321,953	$2,804,208	$(1,482,255)
Third-party CDO notes	40,556	227,737	(187,181)
Unsecured REIT debt	117,485	114,254	3,231
Trust preferred securities	18,504	40,000	(21,496)
Agency debentures	23,130	63,000	(39,870)

Total assets	$1,521,628	$3,249,199	$(1,727,571)

Liabilities:
CDO bonds payable(3)	$2,206,337	$4,076,059	$(1,869,722)
Junior subordinated notes	151,265	280,117	(128,852)

Total liabilities	$2,357,602	$4,356,176	$(1,998,574)

(1)
Excludes one security for which the fair value option was not elected.

(2)
Includes interest-only CMBS with carrying values totaling $3.5 million that have no amounts due upon maturity but have notional amounts upon which cash flows are paid and received as interest only.

(3)
Excludes the CapLease CDO bonds payable for which the fair value option was not elected.

        For the three months ended September 30, 2011 and 2010, the Company recognized a net gain of $16.8 million and a net loss of $140.3 million, respectively, from the change in fair value of financial assets and liabilities for which the fair value option was elected. For the nine months ended September 30, 2011 and 2010, the Company recognized a net loss of $216.2 million and $59.8 million, respectively. These amounts are recorded as unrealized gain (loss) on investments and other in the Company's consolidated statements of operations.

        The impact of changes in instrument-specific credit spreads on CDO bonds payable and junior subordinated notes for which the fair value option was elected was a net gain of $218.0 million and a net loss of $104.9 million, for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, the impact of such changes was a net loss of $122.6 million and $209.8 million, respectively. The Company attributes changes in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

Company attributes changes in fair value to interest rate-related and instrument-specific credit spread changes.

Fair Value of Financial Instruments

        In addition to the above disclosures regarding assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. Estimated fair value of financial instruments was determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

        The following table summarizes the estimated fair value for all financial assets and liabilities as of September 30, 2011 (amounts in thousands):

	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents(1)	$115,821	$115,821	$115,821
Restricted cash(1)	309,552	309,552	309,552
Real estate securities, available for sale(2)	3,296,703	1,546,901	1,546,901
Real estate debt investments	2,551,354	1,859,442	1,858,195
Receivables, net of allowance(1)	32,400	32,400	32,400
Derivative assets(2)(3)	468,500	7,328	7,328
Financial liabilities:
CDO bonds payable(2)	$4,286,829	$2,394,643	$2,386,902
Mortgage notes payable	768,786	768,786	786,848
Secured term loans	14,682	14,682	15,531
Exchangeable senior notes	252,665	238,685	243,736
Junior subordinated notes(2)	280,117	151,265	151,265
Accounts payable and accrued expenses(1)	57,133	57,133	57,133
Escrow deposits payable(1)	54,716	54,716	54,716
Derivative liabilities(2)(3)	1,977,465	251,953	251,953

(1)
Carrying value approximates fair value due to the short-term maturities of these items.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

4. Fair Value (Continued)

(3)
Derivative assets and liabilities exclude timing swaps with a notional amount of $356.5 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

        The following table summarizes the exchangeable senior notes at September 30, 2011 (amounts in thousands):

	Principal Amount	Carrying Value	Fair Value
7.25% Notes(1)	$23,415	$23,306	$23,064
7.50% Notes	172,500	159,471	159,780
11.50% Notes(2)	56,750	55,908	60,892

	$252,665	$238,685	$243,736

(1)
In October 2011, the Company repurchased $1.5 million principal amount.

(2)
In October 2011, the Company repurchased $21.0 million principal amount.

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

5. Operating Real Estate

REO Related to Mezzanine Loans

        For the nine months ended September 30, 2011, the Company acquired real estate in connection with foreclosure and deed/UCC in lieu of foreclosure ("REO") on two mezzanine loans. The first ("Mezz 1"), on March 9, 2011, was a $7.2 million loan secured by a 32 building office/flex park in Indianapolis, Indiana. The second ("Mezz 2"), on April 29, 2011, was a $34.8 million loan secured by 11 shopping centers in Phoenix, Arizona. The Company recognized the following assets and liabilities in its consolidated balance sheet related to these acquisitions (amounts in thousands):

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

        The Company has estimated the fair value of the assets and liabilities acquired at the date of acquisition. Since acquisition related to Mezz 1, the Company has recognized $5.5 million of rental revenue and $0.7 million of net loss. Since acquisition related to Mezz 2, the Company has recognized $6.8 million of rental revenue and $6.2 million of net loss.

        The supplemental pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three and nine months ended September 30,

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

2011 and 2010, adjusted to give effect of the above transactions as of January 1, 2010 (amounts in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro forma revenues	$131,020	$130,539	$409,850	$315,656
Pro forma consolidated net income (loss)	$(24,554)	$(143,114)	$(179,752)	$(134,728)
Pro forma net income (loss) per common share—basic/diluted	$(0.26)	$(1.86)	$(2.06)	$(1.77)

        The supplemental pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred January 1, 2010, nor does it purport to represent the results of future operations.

REO Related to First Mortgage Loans

        On May 26, 2011, the Company acquired real estate in connection with a deed in lieu of foreclosure of a $31.7 million first mortgage loan secured by a 44 unit timeshare asset located in Siesta Key, Florida. Upon acquisition, the Company recorded the asset at $8.5 million, which is net of $6.2 million of cash received from the borrower in connection with its guaranty obligation under the loan terms.

        On May 27, 2011, the Company acquired real estate in connection with a deed in lieu of foreclosure of a $13.9 million first mortgage loan secured by a land parcel located in Aventura, Florida. Upon acquisition, the Company recorded the asset at $2.3 million.

        On August 3, 2011, the Company acquired real estate in connection with a deed in lieu of foreclosure of a $9.3 million first mortgage loan secured by a 155,500 square feet manufacturing building located in Newark, California. Upon acquisition, the Company recorded the asset at $9.3 million.

        All REO-related acquisitions are recorded at an amount which approximates fair value at the date of foreclosure or deed in lieu of foreclosure.

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

        In August 2011, the Company completed a sale of a multifamily property located in Georgia to a third-party investor for $7.4 million, representing a gain of $2.9 million.

Discontinued Operations

        The following table summarizes income from discontinued operations and related gain on sale of discontinued operations for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Rental and escalation income	$1,175	$2,718	$4,909	$7,643
Interest and other income	102	68	224	70

Total revenue	1,277	2,786	5,133	7,713

Expenses:
Property operating expenses	729	362	1,398	568
Interest expense	—	1,289	2,177	3,901
Auditing and professional fees	—	19	61	98
Other general and administrative expenses	939	407	1,734	982
Impairment on operating real estate	—	—	—	1,180
Depreciation and amortization	—	654	792	2,026

Total expenses	1,668	2,731	6,162	8,755

Income (loss) from discontinued operations	(391)	55	(1,029)	(1,042)
Gain on disposition of discontinued operations	3,533	—	17,980	2,528

Total income from discontinued operations	$3,142	$55	$16,951	$1,486

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

        The following table sets forth the major classes of assets and liabilities of properties classified as held for sale at September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011	December 31, 2010
Assets
Operating real estate, net	10,018	5,101
Timeshare inventory	5,714	—

Assets of properties held for sale	$15,732	$5,101

Liabilities
Accounts payable and accrued expenses	$30	$28
Other liabilities	—	71

Liabilities of properties held for sale	$30	$99

6. Real Estate Securities, Available for Sale

        At September 30, 2011, the Company held the following real estate securities (amounts in thousands):

	Number	Principal Amount	Amortized Cost	Cumulative Unrealized (Loss) Gain on Investments	Fair Value(1)	Weighted Average Coupon	Weighted Average Yield
Asset Type:
CMBS	643	$2,804,208	$1,968,361	$(646,408)	$1,321,953	4.44%	10.03%
Third-party CDO notes	44	275,241	208,366	(142,537)	65,829	0.99%	15.91%
Unsecured REIT debt	25	114,254	110,461	7,024	117,485	6.18%	4.57%
Trust preferred securities	5	40,000	35,055	(16,551)	18,504	2.28%	10.30%
Agency debentures	4	63,000	16,446	6,684	23,130	NA	3.87%

Total	721	$3,296,703	$2,338,689	$(791,788)	$1,546,901	4.10%	10.22%

(1)
$1.5 billion in fair value served as collateral for the Company's consolidated CDO financing transactions as of September 30, 2011. The remainder is either financed under other borrowing facilities or unleveraged.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

6. Real Estate Securities, Available for Sale (Continued)

        At December 31, 2010, the Company held the following real estate securities (amounts in thousands):

	Number	Principal Amount	Amortized Cost	Cumulative Unrealized (Loss) Gain on Investments	Fair Value(1)	Weighted Average Coupon	Weighted Average Yield
Asset Type:
CMBS	636	$2,844,090	$2,040,582	$(648,483)	$1,392,099	4.20%	9.34%
Third-party CDO notes	40	206,620	174,537	(137,324)	37,213	1.13%	13.15%
Unsecured REIT debt	51	224,366	222,112	14,846	236,958	6.30%	4.52%
Trust preferred securities	7	40,000	34,917	(10,133)	24,784	2.28%	10.30%

Total	734	$3,315,076	$2,472,148	$(781,094)	$1,691,054	4.13%	9.26%

(1)
$1.7 billion in fair value served as collateral for the Company's consolidated CDO financing transactions as of December 31, 2010. The remainder is either financed under other borrowing facilities or unleveraged.

        The CMBS portfolio at September 30, 2011 is comprised of 643 assets that are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, the portfolio is typically well-diversified by collateral type and geography.

        At September 30, 2011, the contractual maturities of the real estate securities ranged from 6 months to 45 years, with a weighted average expected maturity of 4.5 years.

        During the three and nine months ended September 30, 2011, proceeds from the sale of real estate securities was $130.1 million and $277.5 million, respectively, resulting in a net realized loss on the sale or redemption of $1.4 million and a net realized gain of $18.4 million, respectively. During the three and nine months ended September 30, 2010, proceeds from the sale or redemption of real estate securities was $62.3 million and $181.7 million, respectively, resulting in net realized gain on the sale of real estate securities of $13.1 million and $38.8 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments

        At September 30, 2011, the Company held the following real estate debt investments (amounts in thousands):

					Weighted Average
	Number	Principal Amount	Carrying Value(1)(2)(3)	Allocation by Investment Type	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield	Floating Rate as % of Principal Amount
Asset Type:
First mortgage loans	90	$1,657,239	$1,155,740	65.0%	5.71%	2.64%	3.30%	5.15%	91.2%
Mezzanine loans	21	506,976	407,060	19.9%	6.42%	2.21%	—	3.78%	66.6%
Subordinate mortgage interests	10	203,718	120,993	8.0%	7.28%	3.51%	—	5.75%	63.0%
Credit tenant leases(5)	51	144,617	137,450	5.6%	6.48%	—	—	7.19%	0.0%
Other loans	6	38,804	38,199	1.5%	6.46%	7.50%	—	5.41%	71.4%

Total/Weighted average	178	$2,551,354	$1,859,442	100.0%	6.36%	2.64%	3.30%	5.04%	78.6%

(1)
$1.8 billion in carrying value served as collateral for the Company's CDO financing transactions and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $70.4 million. The Company expects that a minimum of $66.4 million of these commitments will be funded from the Company's CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $4.0 million.

(2)
Includes three loans with a $21.3 million carrying value in real estate debt investments, held for sale.

(3)
Includes $80.9 million carrying value of loans on non-accrual status.

(4)
$329.6 million principal amount of the Company's real estate debt investments have a weighted average LIBOR floor of 2.55%.

(5)
Includes 23 corporate credit notes with $13.7 million of principal amount and carrying value.

        At December 31, 2010, the Company held the following real estate debt investments (amounts in thousands):

					Weighted Average
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type	Fixed Rate	Spread Over LIBOR(3)	Spread Over Prime	Yield	Floating Rate as % of Principal Amount
Asset Type:
First mortgage loans	101	$1,851,196	$1,167,030	67.9%	5.76%	2.79%	3.32%	6.15%	88.6%
Mezzanine loans	23	540,210	446,857	19.8%	5.65%	2.76%	—	3.94%	71.7%
Subordinate mortgage interests	13	294,887	189,958	10.8%	7.62%	3.06%	—	5.27%	74.8%
Other loans	6	41,056	41,056	1.5%	6.44%	6.50%	—	4.49%	70.4%

Total/Weighted average	143	$2,727,349	$1,844,901	100.0%	6.05%	2.82%	3.32%	5.60%	83.5%

(1)
$1.7 billion in carrying value served as collateral for the Company's CDO financing transactions, $44.0 million was financed under a borrowing facility and the remainder was unleveraged.

(2)
Includes five loans with a $18.7 million carrying value in real estate debt investments, held for sale.

(3)
$525.2 million principal amount of the Company's real estate debt investments had a weighted average LIBOR floor of 2.08%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        Maturities of principal amounts of real estate debt investments at September 30, 2011 are as follows (amounts in thousands):

	Initial Maturity	Maturity Including Extensions
Years Ending December 31:
Delinquent	$40,962	$40,962
October 1—December 31, 2011	256,132	212,481
2012	732,010	428,989
2013	205,564	290,324
2014	396,922	372,434
2015	285,053	425,313
Thereafter	634,711	780,851

Total	$2,551,354	$2,551,354

        The aggregate carrying value of maturity-defaulted loans was $2.2 million as of September 30, 2011. The weighted average expected maturity of the real estate debt investments was 3.8 years as of September 30, 2011.

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties, and the Company may also extend contractual maturities in connection with loan modifications. The contractual amounts differ from the carrying values due to unamortized origination fees and costs, unamortized premiums and discounts and provision for loan losses being reported as part of the carrying value of the investment. At September 30, 2011, the Company had $496.6 million of unamortized discounts (which included $435.8 million related to the CSE CDO) and $4.1 million related to unamortized origination fees. Maturity Including Extensions assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table summarizes the status of the Company's performing and non-performing loans (amounts in thousands):

	Carrying Value as of September 30, 2011					Carrying Value as of December 31, 2010
	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total(1)	Loan Count	Performing Loans	Loan Count	Non- Performing Loans	Total(1)
Real Estate Debt Investments:
First mortgage loans	88	$1,164,962	2	$12,500	$1,177,462	90	$1,145,297	10	$42,716	$1,188,013
Mezzanine loans	21	507,211	—	—	507,211	23	539,527	—	—	539,527
Subordinate mortgage interests	9	161,842	1	28,462	190,304	11	221,517	3	51,988	273,505
Credit tenant leases	51	137,450	—	—	137,450	—	—	—	—	—
Other loans	6	38,199	—	—	38,199	6	41,056	—	—	41,056

Total real estate debt investments	175	2,009,664	3	40,962	2,050,626	130	1,947,397	13	94,704	2,042,101
Provision for loan losses	20	(152,401)	2	(38,783)	(191,184)	14	(158,417)	2	(38,783)	(197,200)

Total real estate debt investments, net		$1,857,263		$2,179	$1,859,442		$1,788,980		$55,921	$1,844,901

(1)
Includes real estate debt investments classified as held for sale of $21.3 million and $18.7 million as of September 30, 2011 and December 31, 2010, respectively.

        The Company's maximum additional exposure to loss related to the non-performing loans is $2.2 million.

Provision for Loan Losses

        For the three months ended September 30, 2011, the Company recorded $9.3 million provision for loan losses relating to three loans. For the nine months ended September 30, 2011, the Company recorded $48.0 million provision for loan losses relating to 11 loans. For the three and nine months ended September 30, 2010, the Company recorded $42.9 million and $136.1 million provision for loan losses relating to 10 and 18 loans, respectively.

        Activity in the provision for loan losses on real estate debt investments for the nine months ended September 30, 2011, is as follows (amounts in thousands):

Provision for Loan Losses:
Balance at December 31, 2010	$197,200
Provision for loan losses	48,040
Transfers to REO	(20,920)
Write-off	(33,136)

Balance at September 30, 2011	$191,184

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        At September 30, 2011, the provision for loan losses is comprised of the following (amounts in thousands):

	Number of Loans	Principal Amount	Carrying Value	Provision for Loan Losses
Class of Debt:
First mortgage loans	4	$76,063	$54,165	$21,723
Subordinate mortgage interests	5	106,112	27,713	69,310
Mezzanine loans	13	304,408	204,496	100,151

Total	22	$486,583	$286,374	$191,184

        The Company's CRE debt investments are typically secured by liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its debt investments principally based upon whether the collateral is currently paying contractual debt service and whether the Company believes it will be able to do so in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity. Those debt investments for which the Company expects to receive full payment of contractual principal and interest payments are categorized as "performing." The Company groups weaker credit quality debt investments that are currently performing, but for which it believes there is an impairment such that future collection of all principal and interest is in doubt, in a category called "performing with a credit reserve." The Company's weakest credit quality debt investments are generally non-performing loans ("NPL"). The Company categorizes a debt investment as an NPL if it is in maturity default and/or is past due at least 90 days on its contractual debt service payments.

        The following table is a summary of the carrying value of the real estate debt investments, by credit quality indicator, as of each applicable balance sheet date (amounts in thousands):

	September 30, 2011	December 31, 2010
Credit Quality Indicator:
Non-performing loans	$2,179	$55,921
Performing loans with a credit reserve	284,194	156,287
Performing loans	1,573,069	1,632,693

Total	$1,859,442	$1,844,901

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table summarizes the Company's average carrying value of impaired loans by type, and the income recorded on such loans subsequent to their impairment during the three and nine months ended September 30, 2011 (amounts in thousands):

	September 30, 2011
	Number of Loans	Average Carrying Value(1)	Three Months Ended Income	Nine Months Ended Income
Class of Debt:
First mortgage loans	4	$13,541	$185	$540
Subordinate mortgages interests	5	9,237	1,098	3,232
Mezzanine loans(2)	11	18,566	2,935	8,840

Total/weighted average	20	$14,305	$4,218	$12,612

(1)
Includes impaired loans that have been partially charged off and excluded loans that have been fully impaired.

(2)
Includes three loans to a single borrower related to mostly contiguous collateral.

        At September 30, 2011, the Company's loan portfolio principal and interest aging was $0.2 million as it relates to receivables past due 1 to 90 days and $2.2 million regarding receivables past due greater than 90 days (inclusive of its NPLs).

Troubled Debt Restructurings

        The following table summarizes real estate debt investments modified that are considered a troubled debt restructuring for the nine months ended September 30, 2011 (amounts in thousands):

	Number of Loans	Principal Amount	Carrying Value	Provision for Loan Losses(2)	Future Commitments
Class of Debt:(1)
First mortgage loans(3)	2	$69,150	$63,174	$5,800	$4,000
Subordinate mortgages interests(4)	1	10,000	5,000	5,000	—
Mezzanine loans(3)(4)	2	101,525	45,575	55,950	—
REO(5)	3	NA	29,990	NA	NA

Total/weighted average	8	$180,675	$143,739	$66,750	$4,000

(1)
Excludes modifications associated with the CSE CDO.

(2)
Loans are included as impaired loans in the tables above.

(3)
Includes multiple loans to a single borrower related to mostly contiguous collateral.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

(4)
One loan experienced an interest payment default prior to modification in 2011. Subsequent to modification, the loan is current on interest payments.

(5)
Represents the carrying value of the loans at the time of foreclosure (or deed in lieu). Refer to Note 5 for more details.

        For the nine months ended September 30, 2011, all loans modified in a TDR generally provided interest rate concessions to the borrower or deferral of principal repayments. The Company recorded $5.4 million in provisions for loan loss reserves during the nine months ended September 30, 2011 related to TDR modifications.

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

Meadowlands

        The Company owns a $109.7 million interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is secured by a retail/entertainment complex located in East Rutherford, New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. The Company accounts for its 22% equity interest in the investment under the equity method of accounting. At September 30, 2011 and December 31, 2010, the carrying value of the Company's investment was $64.0 million and $72.5 million, respectively. For the three months ended September 30, 2011, the Company recorded equity in losses of $0.5 million. For the nine months ended September 30, 2011, the Company recognized a provision for loss on equity investment of $4.5 million and equity in losses of $4.1 million.

LandCap Partners

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall"), to form LandCap Partners ("LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. At September 30, 2011 and December 31, 2010, the Company had an investment in LandCap of $8.1 million and $8.8 million, respectively. At September 30, 2011 and December 31, 2010, LandCap had investments totaling $34.5 million and $34.9 million, respectively. In addition, the Company has advanced $4.9 million under a loan agreement to LandCap, which bears interest at a fixed rate of 12% and is included in other assets in the consolidated balance sheets. For the three months ended September 30, 2011 and 2010, the Company recognized equity in losses of $0.3 million and $0.5 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

For the nine months ended September 30, 2011 and 2010, the Company recognized equity in losses of $1.0 million and $1.3 million, respectively.

CS Federal Drive, LLC

        In February 2006, the Company, through a joint venture with an institutional investor, CS Federal Drive, LLC ("CS/Federal"), acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, first mortgage loans totaling $38.0 million and the remainder in cash. The borrowings mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment. These costs are amortized over the useful lives of the assets held by the joint venture. At September 30, 2011 and December 31, 2010, the Company had an investment in CS/Federal of $5.8 million and $6.2 million, respectively. The Company recognized equity in earnings of $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and equity in earnings of $0.5 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

NorthStar Real Estate Securities Opportunity Fund

        A subsidiary of the Company, as general partner of NorthStar Real Estate Securities Opportunity Fund ("Securities Fund"), liquidated the Securities Fund. The Company owned a 34.3% interest in Securities Fund. For the three months ended September 30, 2011 and 2010, the Company recognized equity in losses of an immaterial amount for each period. For the nine months ended September 30, 2011 and 2010, the Company recognized an immaterial amount and $3.9 million of equity in losses for each period, respectively.

NorthStar Real Estate Income Trust, Inc.

        The Company currently owns common stock in NorthStar Real Estate Income Trust, Inc. ("NSREIT"), a commercial finance REIT sponsored by the Company, with a commitment to purchase up to $10 million of shares of NSREIT's common stock during the two year period following the July 12, 2010 commencement of its continuous public offering, in the event that its distributions to stockholders exceeds its modified funds from operations. In connection with this commitment, the Company has purchased 181,633 shares for $1.6 million for the nine months ended September 30, 2011. At September 30, 2011 and December 31, 2010, the Company had an investment in NSREIT of $3.4 million and $1.8 million, respectively. For the three and nine months ended September 30, 2011 and 2010, the Company recognized immaterial amounts in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

9. Borrowings

        The Company's outstanding borrowings as of September 30, 2011 is as follows (amounts in thousands):

	Recourse vs. Non-Recourse	Final Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 1.91%(3)	$183,155	$167,914
N-Star II	Non-recourse	Jun-39	LIBOR + 1.48%(3)	158,682	113,434
N-Star III	Non-recourse	Jun-40	LIBOR + 0.59%(3)	287,658	136,878
N-Star IV	Non-recourse	Jul-40	LIBOR + 0.58%(3)	233,295	155,462
N-Star V	Non-recourse	Sep-45	LIBOR + 0.54%(3)	358,519	138,024
N-Star VI	Non-recourse	Jun-41	LIBOR + 0.51%(3)	289,171	192,893
N-Star VII	Non-recourse	Jun-51	LIBOR + 0.34%(3)	451,714	190,548
N-Star VIII	Non-recourse	Feb-41	LIBOR + 0.45%(3)	575,050	347,684
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%(3)	682,980	228,704
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.40%(3)	855,835	534,796
CapLease CDO	Non-recourse	Jan-40	4.93%(4)	210,770	188,306

Subtotal CDO bonds payable				4,286,829	2,394,643

Mortgage notes payable:(5)
Core net lease
Salt Lake City	Non-recourse	Sep-12	5.16%	14,736	14,736
Portland	Non-recourse	Jun-14	7.34%	4,318	4,318
Fort Wayne	Non-recourse	Jan-15	6.41%	3,244	3,244
Reading	Non-recourse	Jan-15	5.58%	13,414	13,414
Reading	Non-recourse	Jan-15	6.00%	5,000	5,000
EDS	Non-recourse	Oct-15	5.37%	45,622	45,622
Keene	Non-recourse	Feb-16	5.85%	6,506	6,506
Green Pond	Non-recourse	Apr-16	5.68%	16,699	16,699
Aurora	Non-recourse	Jul-16	6.22%	32,269	32,269
DSG	Non-recourse	Oct-16	6.17%	32,953	32,953
Indianapolis	Non-recourse	Feb-17	6.06%	27,513	27,513
Milpitas	Non-recourse	Mar-17	5.95%	21,269	21,269
Fort Mill	Non-recourse	Apr-17	5.63%	27,700	27,700
Fort Mill	Non-recourse	Apr-17	6.21%	2,245	2,245
Alliance	Non-recourse	Dec-17	6.48%	23,011	23,011

Subtotal Core net lease				276,499	276,499

Healthcare net lease
Park National	Non-recourse	Jan-14	5.94%	32,216	32,216
GE Heathcare	Non-recourse	May-15	LIBOR + 5.95%(6)	57,792	57,792
Grove City	Non-recourse	Mar-16	6.00%	4,393	4,393
Lancaster	Non-recourse	Mar-16	6.00%	6,694	6,694
Marysville	Non-recourse	Mar-16	6.00%	5,022	5,022
Washington	Non-recourse	Mar-16	6.00%	4,812	4,812
Wilkinson	Non-recourse	Jan-17	6.99%	158,235	158,235
Tuscola & Harrisburg	Non-recourse	Jan-17	7.09%	7,807	7,807
ARL Mob Wachovia	Non-recourse	May-17	5.89%	3,316	3,316

Subtotal Healthcare net lease				280,287	280,287

Real estate owned
PDG	Non-recourse	May-17	5.76%	212,000	212,000

Subtotal Mortgage notes payable				768,786	768,786

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

	Recourse vs. Non-Recourse	Final Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)
Secured term loans:
Term Asset-Backed Securities Loan Facility	Non-recourse	Oct-14	2.64%	14,682	14,682

Subtotal Secured term loans				14,682	14,682

Exchangeable senior notes:(7)
Exchangeable Senior Notes ("11.50% Notes")	Recourse	Jun-13	11.50%	56,750	55,908
Exchangeable Senior Notes ("7.25% Notes")	Recourse	Jun-27(8)	7.25%	23,415	23,306
Exchangeable Senior Notes ("7.50% Notes")	Recourse	Mar-31(9)	7.50%	172,500	159,471

Subtotal Exchangeable senior notes				252,665	238,685

Junior subordinated notes:(2)(10)
Trust I	Recourse	Mar-35	8.15%	41,240	24,744
Trust II	Recourse	Jun-35	7.74%	25,780	15,468
Trust III	Recourse	Jan-36	7.81%	41,238	24,331
Trust IV	Recourse	Jun-36	7.95%	50,100	29,559
Trust V	Recourse	Sep-36	LIBOR + 2.70%	30,100	14,147
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	12,048
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	14,471
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	16,497

Subtotal Junior subordinated notes				280,117	151,265

Grand Total				$5,603,079	$3,568,061

(1)
See Note 14 regarding the Company's derivative instruments which are used to manage interest rate exposure.

(2)
Carrying value represents fair value with respect to the CDO bonds payable (excluding CapLease CDO bonds payable for which the fair value option was not elected) and junior subordinated notes due to the election of the fair value option (see Note 4) and amortized cost with regards to the other borrowings.

(3)
Represents a weighted average spread. N-Star I and VI and CSE CDO are based on three-month LIBOR whereas all others are based on one-month LIBOR.

(4)
Represents a weighted average coupon.

(5)
Mortgage notes payable are subject to customary non-recourse covenants.

(6)
Contractual interest rate is based on three-month LIBOR with a 1.0% LIBOR floor.

(7)
Principal amounts differ from the carrying value on the consolidated balance sheet due to the equity component of the debt.

(8)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

(9)
The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(10)
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

        Scheduled principal on the Company's borrowings, based on stated maturity, is as follows as of September 30, 2011 (amounts in thousands):

	Total	CDO Bonds Payable	Mortgage Notes Payable	Secured Term Loan	Exchangeable Senior Notes(1)	Junior Subordinated Notes
2011	$2,031	$—	$2,031	$—	$—	$—
2012	46,424	—	23,009	—	23,415	—
2013	65,839	—	9,089	—	56,750	—
2014	58,600	—	43,918	14,682	—	—
2015	124,831	—	124,831	—	—	—
Thereafter	5,305,354	4,286,829	565,908	—	172,500	280,117

Total	$5,603,079	$4,286,829	$768,786	$14,682	$252,665	$280,117

(1)
The 7.25% Notes with a principal amount of $23.4 million have a final maturity date of June 15, 2027. The above table reflects the holders' repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

        The Company is currently in compliance with all covenants under its borrowings.

Exchangeable Senior Notes

        In March 2011, the Operating Partnership issued $172.5 million of 7.50% exchangeable senior notes due in 2031. The 7.50% Notes were offered in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. The 7.50% Notes pay interest semi-annually in arrears on March 15 and September 15, at a rate of 7.50% per annum. The 7.50% Notes have an initial exchange rate representing an exchange price of $6.44 per share of the Company's common stock, subject to adjustment under certain circumstances. The 7.50% Notes are senior unsecured obligations of the Operating Partnership and may be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date for cash or common stock of the Company, or a combination of cash and common stock of the Company, at the Company's option. The 7.50% Notes are redeemable, at the Company's option, on and after March 15, 2016. The Company may be required to repurchase the 7.50% Notes upon the occurrence of certain events. The net proceeds from the offering were $163.0 million.

Debt Repurchases

        The following summarizes the Company's total debt repurchases in 2011 (amounts in thousands):

	CDO Bonds		Exchangeable Senior Notes
	Principal Amount	Repurchase Price	Principal Amount	Repurchase Price
Three months ended September 30, 2011	$15,600	$4,059	$—	$—
Nine months ended September 30, 2011	$206,978	$74,745	$48,750	$50,788

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

9. Borrowings (Continued)

        The Company recorded a realized gain of $0.2 million and realized loss of $26.3 million in connection with the repurchase of its notes and CDO bonds for three and nine months ended September 30, 2011, respectively.

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

CDO Bonds Payable

        On August 31, 2011, the Company invested $23.5 million to acquire the collateral management rights, preferred equity notes and $14.3 million in principal of originally investment grade bonds of the CapLease CDO, which is consolidated under U.S. GAAP.

10. Related Party Transactions

Advisory and Other Fees

        The Company has agreements with each of its N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The advisory fee income related to all of the CDO financing transactions are eliminated as a result of the consolidation of the respective CDO financing transaction. For such time certain CDO financing transactions were not consolidated, the Company earned total fees of $0.7 million and $1.5 million for the three and nine months ended September 30, 2010, respectively, which is recorded in other income in the consolidated statement of operations.

        The Company has an agreement with NSREIT to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NSREIT. The Company earns fees for its advisory services. For the three months ended September 30, 2011 and 2010, the Company earned $0.2 million and an immaterial amount of fees on these agreements, respectively. For the nine months ended September 30, 2011 and 2010, the Company earned $0.5 million and an immaterial amount of fees on these agreements, respectively.

Legacy Fund

        The Company has two real estate debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower, totaling $34.1 million in principal amount. In January 2010, the Company extended one of the loans totaling $19.2 million through January 2012, with three additional one-year extension options. In June 2010, the Company modified the other loan totaling $14.9 million. The accrual interest rate was increased to LIBOR + 7.50%, including a pay-rate of LIBOR + 3.00%. The loan maturity was extended to April 2013, with two one-year extension options. One of the Company's directors, Preston Butcher, is the chairman of the Board of Directors and chief

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

10. Related Party Transactions (Continued)

executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund.

11. Equity-Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the Board of Directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, including restricted shares, and other equity-based awards, including OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers and employees of the Company and, prior to October 29, 2005, employees pursuant to the shared facilities and services agreement. An aggregate of 8,933,038 shares of common stock of the Company are currently reserved and authorized for issuance under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of September 30, 2011, the Company has issued an aggregate of 8,313,260 LTIP Units, net of forfeitures of 147,640 LTIP Units. An aggregate of 4,680,140 LTIP Units were converted to common stock and 581,669 shares of common stock were issued pursuant to the Stock Incentive Plan. Of the 8,313,260 LTIP Units, 6,901,585 were subject to vesting of which 175,886 remain unvested, 701,058 cliff vested on December 31, 2010 and 267,793 had no vesting requirements. The Company accelerated the vesting of 442,824 LTIP Units as part of the termination agreements provided to employees. In addition, the LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of the grant.

        The Company has recognized compensation expense of $1.4 million and $3.2 million for the three months ended September 30, 2011 and 2010, respectively, and $4.5 million and $11.1 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there were 175,886 unvested LTIP Units and 84,349 LTIP Units were forfeited during the period. The related compensation expense to be recognized over the remaining vesting period of the Stock Incentive Plan LTIP Unit grants is $0.4 million, provided there are no forfeitures.

Additional Grants

        In February 2011 and April 2011, the Company granted 370,370 and 143,129 LTIP Units, respectively, to certain officers and employees of the Company. In April 2011 and May 2011, the Company granted 20,204 and 96,992 LTIP units to directors related to two new directors and annual grants. The 96,992 grant is not subject to vesting. All of the other LTIP Units vest to the recipient at a rate of one-twelfth of the total amount granted as of the end of each quarter, beginning on April 29, 2011. The Company has recognized $0.2 million and $1.0 million in compensation expense related to these LTIP Units for the three and nine months ended September 30, 2011, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

11. Equity-Based Compensation (Continued)

        The status of all of the LTIP Unit grants as of September 30, 2011 and December 31, 2010 is as follows (in thousands):

	September 30, 2011		December 31, 2010
	LTIP Grants	Weighted Average Grant Price	LTIP Grants	Weighted Average Grant Price
Balance at beginning of year(1)	4,289	$7.92	7,323	$9.85
Granted	630	5.03	—	—
Converted to common stock	(572)	7.27	(3,031)	12.59
Forfeited	(84)	10.67	(3)	8.55

Ending Balance/Weighted Avg.	4,263	$7.53	4,289	$7.92

(1)
Reflects balance at January 1, 2011 and January 1, 2010 for the periods ended September 30, 2011 and December 31, 2010, respectively.

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

        The incentive pool is expected to be divided into the following three separate incentive compensation components: (1) an annual cash bonus, tied to annual performance of the Company and paid after year end at or around completion of the year-end audit; (2) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date; and (3) a long-term incentive, paid at the end of a three or four-year period based on the Company's achievement of cumulative performance goals for such period, subject to the participant's continued employment through the payment date. The Committee evaluates the Plan on an annual basis and considers alternatives to the foregoing as the Committee deems appropriate and in the best interests of the Company. Performance goals for each component will be set by the Committee at the beginning of each subsequent calendar year for each new cycle. The goals will generally be divided into ranges of performance, each of which will correspond to a payout level equal to a percentage of a participant's pool allocation for such component.

        Restricted stock units ("RSUs") are allocated to executive officers of the Company under the long-term incentive component of the Plan. An aggregate of 3,147,454 and 2,209,998 of RSUs were granted in connection with the 2009 Plan and 2010 Plan, respectively. The RSUs are subject to the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

11. Equity-Based Compensation (Continued)

Company achieving cumulative performance hurdles or target stock prices established by the Committee for the three-year periods ending December 31, 2011 and December 31, 2012, respectively. Upon the conclusion of the applicable three-year performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, inclusive of the dividends paid with respect to a share of common stock during the second and third year of the applicable three-year performance period, for each RSU actually earned (the "Long-Term Amount"). The Long-Term Amount, if any, will be paid in the form of shares of common stock or LTIP Units to the extent available under the Company's equity compensation plans or, if all or a portion of such shares or LTIP Units are not available, in cash; provided, that the amount of cash paid to any executive officer with respect to the Long-Term Amount shall not exceed certain maximum amounts set forth in the Plan.

        For RSUs granted for the 2009 Plan, the Company believes that it will meet the performance hurdle established for the period ending December 31, 2011 that would entitle the recipient to 100% of the RSUs granted. The Company recorded $2.1 million of equity-based compensation expense in 2010 relating to these RSUs based upon the fair value of the target stock price component of the Plan on the dates that the RSUs were initially allocated to the executive officers. Since the Company has determined it will meet the performance hurdle, it is required to record a catch-up adjustment to compensation expense based upon the value of the award under the performance hurdle. The Company does not believe that it will have a sufficient amount of common stock or LTIP Units to settle these RSUs and, accordingly, believes that these RSUs will be settled in cash. The award to be paid in cash is currently classified as a liability and will be remeasured each reporting period based upon the stock price at the end of the reporting period and the Company's performance expectations for the duration of the performance period. The Company remeasured its compensation expense based upon the September 30, 2011 stock price and the recipient receiving 100% of the award and recorded a reversal of compensation expense of $0.3 million for the three months ended September 30, 2011 and compensation expense of $8.3 million for the nine months ended September 30, 2011.

        In connection with the 2010 Plan, the Company does not currently have sufficient information to believe that the performance hurdle are likely to be achieved and, accordingly, did not recognize compensation relating to the performance hurdles under the 2010 Plan for the performance period ending December 31, 2012. The target stock price component of the 2010 Plan has been fair valued and the Company has recognized equity-based compensation of $0.6 million and $1.4 million for the three and nine months ended September 30, 2011, respectively. To the extent earned, the Company expects to settle these RSUs in common stock or LTIP Units.

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

Dividend Reinvestment and Stock Purchase Plan

        In April 2007, the Company implemented a Dividend Reinvestment and Stock Purchase Plan (the "DRSPP"), pursuant to which it registered with the SEC and reserved for issuance 15,000,000 shares of its common stock. Under the terms of the DRSPP, stockholders who participate in the DRSPP may purchase shares of the Company's common stock directly from it, in cash investments up to $10,000. At the Company's sole discretion, it may accept optional cash investments in excess of $10,000 per month, which may qualify for a discount from the market price of 0% to 5%. DRSPP participants may also automatically reinvest all or a portion of their dividends for additional shares of the Company's stock. The Company expects to use the proceeds from any dividend reinvestments or stock purchases for general corporate purposes.

        During the three and nine months ended September 30, 2011, the Company issued a total of 14,397 and 47,090 common shares, respectively, pursuant to the DRSPP for a gross sales price of $0.2 million. During the three and nine months ended September 30, 2010, the Company issued a total of 24,053 and 72,534 of common shares, respectively, pursuant to the DRSPP for a gross sales price of $0.1 million and $0.3 million, respectively.

Dividends

        The Company has declared the following dividends (on a per share basis) for the nine months ended September 30, 2011:

				Preferred Stock
Declaration Date	Record Date	Payment Date	Common Stock
				Series A	Series B
January 19, 2011	February 4, 2011	February 14, 2011	$0.10	$0.54688	$0.51563
May 4, 2011	May 18, 2011	May 25, 2011	$0.10	$0.54688	$0.51563
August 3, 2011	August 15, 2011	August 19, 2011	$0.10	$0.54688	$0.51563

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three and nine months ended September 30, 2011 and 2010 is computed as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator Income (loss):
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(24,553)	$(144,116)	$(180,331)	$(137,055)
Effect of dilutive securities:
Income (loss) allocated to non-controlling interest	(1,084)	(9,816)	(9,130)	(9,798)

Dilutive net income (loss) available to stockholders	$(25,637)	$(153,932)	$(189,461)	$(146,853)

Denominator (Shares):
Shares available to common stockholders	95,957	77,140	87,105	76,212
Effect of dilutive securities:
OP/LTIP units	4,273	5,224	4,293	6,076

Weighted Average Dilutive Shares	100,230	82,364	91,398	82,288

Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(0.26)	$(1.87)	$(2.06)	$(1.80)

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

13. Non-controlling Interests

Operating Partnership

        Non-controlling interests includes the aggregate limited partnership interests or OP Units in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

13. Non-controlling Interests (Continued)

treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2011 and December 31, 2010, non-controlling interests related to the aggregate limited partnership units of 4,263,451 and 4,289,876, represented a 4.26% and 5.21% interest in the Operating Partnership, respectively. Income (loss) allocated to the Operating Partnership non-controlling interest for the three months ended September 30, 2011 and 2010 was a loss of $1.1 million and $9.8 million, respectively. Income (loss) allocated to the Operating Partnership non-controlling interest for the nine months ended September 30, 2011 and 2010 was a loss of $9.1 million and $9.8 million, respectively.

Contingently Redeemable Non-controlling Interest

        On July 14, 2011, the Company repaid the $100.0 million preferred membership interest in NRF Healthcare, LLC to Inland American, which had a 10.5% distribution rate.

        Income allocated to Inland American's non-controlling interest for the three months ended September 30, 2011 and 2010 was income of $0.4 million and $2.6 million, respectively. Income allocated to Inland American's non-controlling interest for the nine months ended September 30, 2011 and 2010 was income of $5.7 million and $7.9 million, respectively.

Other

        A third party holds 16.7% of the equity notes of N-Star CDO I, and such interest is reflected as a non-controlling interest in the Company's consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)	Range of Fixed LIBOR	Range of Maturity
As of September 30, 2011:
Interest rate swaps	41	$1,917,397	$(251,950) (2)	4.55% - 5.63%	December 2011 - October 2019
Interest rate caps/floors	6	528,568	7,325	1.00% - 7.00%	December 2011 - October 2014

Total	47	$2,445,965	$(244,625)
As of December 31, 2010
Interest rate swaps	52	$2,380,484	$(220,682)	4.55% - 5.63%	February 2011 - October 2019
Interest rate caps/floors	4	78,568	52	1.00% - 7.00%	February 2011 - October 2014

Total	56	$2,459,052	$(220,630)

(1)
Interest rate swaps excludes timing swaps with a notional amount of $356.5 million and $353.4 million as of September 30, 2011 and December 31, 2010, respectively.

(2)
An aggregate of $1.8 billion notional amount of interest rate swaps were liabilities at period end and are only subject to the credit risks of the respective CDO structures. As the interest rate swaps are senior to all the liabilities of the respective CDOs and the fair value of each of the CDO's investments exceeded the fair value of the CDO's derivative liabilities, a credit valuation adjustment is no longer recorded.

        During the second quarter of 2011, the Company terminated $163.0 million notional amount of interest rate swaps. In July 2011, the Company purchased an interest rate floor with a $450.0 million notional amount and a strike price of 1.64% above one-month LIBOR. The floor has a maturity date of January 2013. The remaining change from December 31, 2010 relates to contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2011 and December 31, 2010.

        The following table presents the fair value of the Company's derivative instruments as well as their classification on its consolidated balance sheets as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011	December 31, 2010
Derivative assets
Interest rate derivatives, designated as hedges	$—	$—
Interest rate derivatives, not designated as hedges	7,328	59

	$7,328	$59

Derivative liabilities
Interest rate derivatives, designated as hedges	$—	$—
Interest rate derivatives, not designated as hedges	251,953	220,689

	$251,953	$220,689

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables present the effect of the Company's derivative instruments on its consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location
		2011	2010	2011	2010
Cash flow hedges
Amount of gain (loss) reclassified from OCI into income related to effective portion	Interest Expense	$—	$365	$—	$37
Non-hedge derivatives
Amount of gain (loss) recognized in income	Unrealized gain (loss) on investment and other	$(60,712)	$(55,989)	$(55,552)	$(141,848)
Amount of gain (loss) reclassified from OCI into income	Unrealized gain (loss) on investment and other	$(1,873)	$(1,912)	$(5,618)	$(4,732)

        At September 30, 2011, the Company's counterparties held no cash margin as collateral against its derivative contracts.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, 20% and 32% of the Company's rental and escalation revenue for the three and nine months ended September 30, 2011, respectively, is generated from one tenant and one operator in the Company's healthcare net lease portfolio. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting

        The Company conducts its business through the following segments:

  •
  The real estate debt business is focused on originating, structuring and acquiring senior and subordinate debt investments secured primarily by CRE properties, and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant leases and other loans, including preferred equity investments.

  •
  The real estate securities business is focused on investing in a wide range of commercial real estate securities including CMBS, unsecured REIT debt and CDO notes backed by real estate securities and debt.

  •
  The net lease properties business is focused on acquiring CRE located throughout the United States that are primarily leased under long-term triple net leases to corporate tenants. The core net lease property business invests primarily in office, industrial and retail properties. We also own, manage and invest in a portfolio of healthcare-related properties focused on mid-acuity facilities (i.e., skilled and assisted), with the highest concentration in assisted living facilities.

  •
  The asset management and other activities related to real estate and real estate finance, including managing CDO financing transactions on a fee basis, acting as a special servicer for the Company's owned (and potentially third-party owned) CMBS and sponsoring and advising on a fee basis, non-listed REITs (i.e., NSREIT). The Company has also filed a registration statement on Form S-11 for NorthStar Senior Care Trust, Inc., a non-listed REIT that intends to invest in loans and real estate focused on the healthcare sector.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

        The following summarizes segment reporting for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated(1)	Consolidated Total
Three months ended September 30, 2011:
Revenues and other income
Interest income	$48,425	$50,809	$—	$—	$270	$99,504
Rental and escalation income	6,583	—	20,375	—	38	26,996
Commission income	—	—	—	3,130	1	3,131
Other revenue	60	(11)	—	—	1,340	1,389

	55,068	50,798	20,375	3,130	1,649	131,020
Expenses
Interest expense	9,153	5,374	17,161	—	8,187	39,875
Real estate properties—operating expenses	3,153	—	267	—	7	3,427
Commission expense	—	—	—	2,322	—	2,322
Provision for loan losses	9,340	—	—	—	—	9,340
Depreciation and amortization	4,759	—	7,694	16	293	12,762
Asset management fees	839	174	266	—	—	1,279
General and administrative and other	775	882	1,284	2,552	13,450	18,943

	28,019	6,430	26,672	4,890	21,937	87,948
Equity in earnings (losses) of unconsolidated venture	(823)	—	183	—	36	(604)
Other income (loss)	7,714	—	(19,541)	—	1	(11,826)
Unrealized gain (loss) on investments and other	53,207	(174,333)	—	—	52,680	(68,446)
Realized gain (loss) on investments and other	12,802	991	—	—	—	13,793

Income (loss) from continuing operations	99,949	(128,974)	(25,655)	(1,760)	32,429	(24,011)
Income from discontinued operations	(34)	—	(357)	—	—	(391)
Gain on sale of discontinued operations	3,533	—	—	—	—	3,533

Consolidated net income (loss)	$103,448	$(128,974)	$(26,012)	$(1,760)	$32,429	$(20,869)

Total Assets as of September 30, 2011	$2,510,207	$1,573,749	$877,690	$2,709	$177,946	$5,142,301

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated(1)	Consolidated Total
Three months ended September 30, 2010:
Revenues and other income
Interest income	$39,562	$49,149	$52	$—	$28	$88,791
Rental and escalation income	4	—	31,869	—	39	31,912
Commission income	—	—	—	1,861	—	1,861
Other revenue	1,451	226	21	—	156	1,854

	41,017	49,375	31,942	1,861	223	124,418
Expenses
Interest expense	3,572	7,321	14,473	—	4,192	29,558
Real estate properties—operating expenses	150	—	12,023	—	201	12,374
Commission expense	—	—	—	1,399	—	1,399
Provision for loan losses	42,617	260	—	—	—	42,877
Depreciation and amortization	266	—	7,390	8	316	7,980
Asset management fees	1,638	190	37	—	66	1,931
General and administrative and other	524	880	1,123	1,623	13,578	17,728

	48,767	8,651	35,046	3,030	18,353	113,847
Equity in earnings (losses) of unconsolidated venture	(511)	197	132	—	122	(60)
Unrealized gain (loss) on investments and other	(33,559)	(134,421)	—	—	(31,592)	(199,572)
Realized gain (loss) on investments and other	20,836	20,848	—	—	474	42,158

Income (loss) from continuing operations	(20,984)	(72,652)	(2,972)	(1,169)	(49,126)	(146,903)
Income from discontinued operations	(45)	—	100	—	—	55

Consolidated net income (loss)	$(21,029)	$(72,652)	$(2,872)	$(1,169)	$(49,126)	$(146,848)

Total Assets as of September 30, 2010	$2,337,024	$1,621,412	$1,071,997	$1,231	$127,681	$5,159,345

(1)
Unallocated includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated(1)	Consolidated Total
Nine months ended September 30, 2011:
Revenues and other income
Interest income	$161,755	$145,646	$122	$—	$411	$307,934
Rental and escalation income	12,294	—	73,469	—	116	85,879
Commission income	—	—	—	5,775	—	5,775
Other revenue	442	104	50	—	2,703	3,299

	174,491	145,750	73,641	5,775	3,230	402,887
Expenses
Interest expense	24,598	18,189	45,838	—	18,876	107,501
Real estate properties—operating expenses	5,319	—	13,205	—	13	18,537
Commission expense	—	—	—	4,338	—	4,338
Provision for loan and equity investment losses	52,522	—	—	—	—	52,522
Depreciation and amortization	8,826	—	22,628	46	870	32,370
Asset management fees	3,346	591	486	—	85	4,508
General and administrative and other	1,974	2,683	4,421	7,010	48,846	64,934

	96,585	21,463	86,578	11,394	68,690	284,710
Equity in earnings (losses) of unconsolidated venture	(5,067)	—	499	—	181	(4,387)
Other income (loss)	17,853	—	(19,541)	—	—	(1,688)
Unrealized gain (loss) on investments and other	(117,335)	(266,854)	(18)	—	32,936	(351,271)
Realized gain (loss) on investments and other	59,386	6,015	(1,427)	—	(2,608)	61,366

Income (loss) from continuing operations	32,743	(136,552)	(33,424)	(5,619)	(34,951)	(177,803)
Income from discontinued operations	(273)	—	(756)	—	—	(1,029)
Gain on sale of discontinued operations	3,582	—	14,398	—	—	17,980

Consolidated net income (loss)	$36,052	$(136,552)	$(19,782)	$(5,619)	$(34,951)	$(160,852)

Total Assets as of September 30, 2011	$2,510,207	$1,573,749	$877,690	$2,709	$177,946	$5,142,301

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

15. Segment Reporting (Continued)

	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated(1)	Consolidated Total
Nine months ended September 30, 2010:
Revenues and other income
Interest income	$84,083	$122,775	$195	$—	$34	$207,087
Rental and escalation income	8	—	82,422	—	550	82,980
Commission income	—	—	—	2,233	—	2,233
Other revenue	1,523	2,677	—	—	804	5,004

	85,614	125,452	82,617	2,233	1,388	297,304
Expenses
Interest expense	20,531	19,276	42,245	—	14,161	96,213
Real estate properties—operating expenses	251	—	24,489	—	(79)	24,661
Commission expense	—	—	—	1,677	—	1,677
Provision for loan losses	135,874	260	—	—	—	136,134
Depreciation and amortization	266	—	22,215	12	1,000	23,493
Asset management fees	2,688	431	483	—	649	4,251
General and administrative and other	1,472	2,430	4,545	4,016	47,153	59,616

	161,082	22,397	93,977	5,705	62,884	346,045
Equity in earnings (losses) of unconsolidated venture	(1,323)	8,488	2,408	—	(3,418)	6,155
Unrealized gain (loss) on investments and other	(48,998)	(135,197)	—	—	(22,213)	(206,408)
Realized gain (loss) on investments and other	87,269	37,826	(283)	—	317	125,129

Income (loss) from continuing operations	(38,520)	14,172	(9,235)	(3,472)	(86,810)	(123,865)
Income from discontinued operations	(46)	—	(996)	—	—	(1,042)
Gain on sale of discontinued operations	—	—	2,528	—	—	2,528

Consolidated net income (loss)	$(38,566)	$14,172	$(7,703)	$(3,472)	$(86,810)	$(122,379)

Total Assets as of September 30, 2010	$2,337,024	$1,621,412	$1,071,997	$1,231	$127,681	$5,159,345

(1)
Unallocated includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

16. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the nine months ended September 30, 2011 and 2010 is presented below (amounts in thousands):

	September 30,
	2011	2010
Real estate acquisition(1)	$(247,186)	$(74,389)
Assumption of mortgage(1)	248,252	—
Reduction of real estate debt investments(1)	51,980	—
Increase of restricted cash(1)	(10,666)	—
Foreclosure of timeshare interest(1)	(6,076)	—
Foreclosure of real estate interest(1)	(9,122)	—
Assets of CSE RE 2006-A CDO	—	(480,312)
Liabilities of CSE RE 2006-A CDO	—	464,656
Consolidate assets of N-Star CDO financing transactions	—	(1,143,649)
Consolidate liabilities of N-Star CDO financing transactions	—	798,058
Consolidate non-controlling interest	—	3,511
GP distribution of operating real estate to non-controlling interest	—	9,525
Distribution of mortgage notes payable to non-controlling interest	—	(4,734)
Deconsolidate of non-controlling interest	—	(1,815)
40% participation interest in principal proceeds of debt investment granted to lender in connection with repayment extinguishment of respective secured term loan	—	35,287
Elimination of available for sale securities	—	1,342
Elimination of bonds payable	—	32,286

(1)
Non-cash activity occurred in connection with foreclosure and deed in lieu of foreclosure.

17. Commitments and Contingencies

Chatsworth Property

        One of the Company's net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and was 100% leased to Washington Mutual Bank, FA ("WaMu"). NRFC NNN Holdings, Inc. ("NNN"), which is a subsidiary of the Company, is a defendant in a lawsuit ("Lawsuit") filed by GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender") in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of the Company's subsidiaries ("NRFC Sub IV") that were 100% leased (the "Lease") to WaMu. The Lawsuit alleges, among other things, that the loan provided by the Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

17. Commitments and Contingencies (Continued)

termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of $45 million (the "Judgment") plus fees, expenses and accrued interest currently estimated to be approximately $5 million. NNN intends to vigorously pursue an appeal of the decision.

        Pursuant to the U.S. GAAP ASC 450, Contingencies, an estimated loss from a loss contingency shall be accrued by a charge to income if two conditions are met. First, information available prior to the issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements. It is implicit in this condition that it must be probable that one or more future events will occur confirming the facts of the loss. Second, the amount of the loss can be reasonably estimated. The Company believes it is not probable that the Lawsuit will result in an unfavorable outcome; however, the Company has recently engaged in settlement discussions with the Lender and, accordingly, has recorded a reserve for the period ended September 30, 2011 in the amount of $20 million in other income (loss) in the consolidated statements of operations. If the Company were to settle the Lawsuit for such amount the Company would receive net proceeds of $6.1 million from the settlement through the return of its collateral under the Bond (as defined below). No assurances can be given that a settlement will be reached or the amount of such settlement.

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

18. Subsequent Events

Dividends

        On November 2, 2011, the Company declared a dividend of $0.125 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The common stock dividend will be paid on November 18, 2011 to stockholders of record as of the close of business on November 14, 2011. The Series A and Series B preferred stock dividends will be paid on November 15, 2011, to stockholders of record as of the close of business on November 14, 2011.

Exchangeable Senior Note Repurchases

        In October 2011, the Company repurchased from third parties $21.0 million in principal amount of the 11.50% Notes and $1.5 million principal amount of the 7.25% Notes for $22.9 million plus accrued interest.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except per Share Data

(Unaudited)

18. Subsequent Events (Continued)

CMBS Facility

        In October 2011, the Company entered into a new $100.0 million credit facility with Wells Fargo Bank NA to finance the acquisition of AAA-rated CMBS investments. The facility has an initial term of two years with a one year extension option at the Company's election.

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

  •
  Our real estate debt business is focused on originating, structuring and acquiring senior and subordinate debt and loan investments secured primarily by CRE properties, and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant leases and other loans, including preferred equity investments. We directly underwrote and originated approximately 70% of the debt investments in our current portfolio (excluding debt in the CSE RE 2006-A CDO ("CSE CDO") and CapLease 2005-1 CDO ("CapLease CDO") that we acquired in 2010 and 2011, respectively). Our real estate debt portfolio represents approximately 41.5% of our assets under management as of September 30, 2011.

  •
  Our real estate securities business is focused on investing in a wide range of commercial estate securities, including commercial mortgage backed securities ("CMBS"), unsecured real estate investment trust ("REIT") debt and collateralized debt obligation notes ("CDO") backed primarily by real estate securities and debt. Our real estate securities portfolio represents approximately 45.2% of our assets under management as of September 30, 2011.

  •
  Our net lease properties business is focused on acquiring CRE located throughout the United States that are primarily leased under long-term triple net leases to corporate tenants. Our core net lease business invests primarily in office, industrial and retail properties. We also own, manage and invest in a portfolio of healthcare-related properties focused on mid-acuity facilities (i.e., skilled and assisted), with the highest concentration in assisted living facilities. Our net lease properties portfolio represents approximately 13.3% of our assets under management as of September 30, 2011.

  •
  Our asset management and other activities relate to real estate and real estate finance, including managing our CDO financing transactions on a fee basis, acting as a special servicer for our owned (and potentially third- party owned) CMBS and sponsoring and advising on a fee basis, non-listed REITs (i.e., NorthStar Real Estate Income Trust or "NSREIT"). We have also filed a registration statement on Form S-11 for another non-listed REIT NorthStar Senior Care Trust, Inc., that intends to invest in loans and real estate focused on the healthcare sector.

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

        Liquidity and access to capital was beginning to return to the commercial real estate finance markets in the first half of 2011. During that time, we raised net proceeds of $69 million of equity capital and net proceeds of $163 million of exchangeable senior notes. In terms of new investment-level financing, we continue to seek to pursue a variety of financing arrangements such as credit facilities, securitized arrangements and other term borrowings. The amount of our borrowings will depend upon the nature and credit quality of our assets, the structure of our financings, and where possible, we will seek to limit our reliance on recourse borrowings.

Our Investments

Commercial Real Estate Debt

        As of September 30, 2011, $3.0 billion, or 41.5%, of our assets under management were invested in CRE debt, which include $454 million related to equity investments, joint ventures and certain operating real estate. The $2.6 billion commercial real estate debt portfolio consisted of $1.7 billion, or 65.0%, first mortgage loans, $507 million, or 19.9%, mezzanine loans, $204 million, or 8.0%, subordinate mortgage interests, $145 million, or 5.6%, credit tenant leases and $39 million, or 1.5%, other loans. As of September 30, 2011, our $2.6 billion commercial real estate debt portfolio consisted of 178 investments with an average investment size of $14.3 million, and the portfolio's diversity across property type and geographic location is summarized as follows, based on principal amount.

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Commercial Real Estate Securities

        As of September 30, 2011, $3.3 billion, or 45.2%, of our assets under management were invested in a portfolio of real estate securities. Our real estate securities portfolio consisted of 721 investments with an average investment size of $4.6 million.

        CMBS is $2.8 billion, or 85.1%, of our real estate securities portfolio. The CMBS portfolio had an average credit rating of B-/B3 with weighted average credit support of 10% supporting such investments without consideration of the borrowers' underlying equity in such properties.

        The following summarizes our CMBS assets under management by vintage based on principal amount as of September 30, 2011.

Securities by Type	CMBS by Vintage

Healthcare Net Lease Properties

        As of September 30, 2011, $564 million, or 7.7%, of our assets under management were invested in healthcare investments through NRF Healthcare. The 82 healthcare properties in the NRF Healthcare portfolio were comprised of 42 assisted living facilities (ALF), 31 skilled nursing facilities (SNF), five independent living facilities (ILF), one medical office building (MOB) and three life science buildings (Life Science Campus). All of the senior housing facilities are leased on a triple-net basis to regional, middle market and third-party operators. As of September 30, 2011, 100% of our net lease healthcare portfolio was leased to third-party operators with weighted average lease coverage of 1.4x and a 7.9 year weighted average remaining lease term.

        The following summarizes the healthcare portfolio by property type and geographic location as of September 30, 2011, based on purchase price.

Healthcare by Property Type	Healthcare by Geographic Location

Core Net Lease Properties

        As of September 30, 2011, $406 million, or 5.6%, of our total assets under management were invested in our core net lease business, consisting of a portfolio of office, retail and industrial research facilities totaling 3.2 million square feet. As of September 30, 2011, our core net lease properties had a weighted average lease term of 6.7 years and were 94% leased.

        The following summarizes the core net lease portfolio's diversity across property type and geographic location as of September 30, 2011, based on purchase price.

Core Net Lease by Property Type	Core Net Lease by Geographic Location

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

Outlook and Recent Trends

        Virtually all commercial real estate property types were adversely impacted by the recent credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. During 2011, the U.S. economy has continued to recover at a slow pace with a potential risk of sliding back into another recession, due to various factors beyond our control, including high unemployment, a weak residential housing market and high levels of sovereign debt, which resulted in the recent U.S. credit rating downgrade by Standard & Poor's, and European economic uncertainty. Despite the current difficult economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and in certain asset types such as apartments and hotels. During the remainder of 2011, the degree to which commercial real estate values continue to improve or erode within urban areas, and the local markets in which our real estate collateral is located, will impact the performance of our asset base and the related level of loan losses.

        Many of our real estate debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of September 30, 2011 was 0.24%, well below its 2.01% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers which have partially offset decreasing cash flows caused by the recent economic crisis, and extended the life of interest reserves for those debt investments that require interest reserves to service debt while the collateral properties are being repositioned by our borrowers. As part of our portfolio management process, we evaluate the best alternatives for our loans, including potentially taking control of the underlying collateral as real estate owned ("REO").

        Our real estate securities are also negatively impacted by weaker real estate market and economic conditions. Within the underlying loan pools, slowdown in economic conditions is reducing tenants' ability to make rent payments in accordance with the terms of their leases. To the extent that market rental and occupancy rates are reduced, property-level cash flows are negatively affected as existing leases renew at lower rates and over longer periods of time impact the value of underlying properties and the borrowers' ability to service their outstanding loans.

        Real estate securities values are also influenced by credit ratings assigned to the securities by accredited rating agencies. In 2009, the rating agencies dramatically changed their ratings methodologies for all securitized asset classes, including commercial real estate, in light of questionable ratings previously assigned to residential mortgage portfolios. Combined with poor economic conditions, their reviews have resulted in large amounts of ratings downgrade actions for CMBS in 2009, 2010 and continuing into 2011, negatively impacting market values of CMBS and in many cases negatively impacting the CDO financing structures used by us and others to finance these assets. To some extent, we countered the rating agency downgrades by purchasing $1.2 billion of CMBS in 2009 and 2010 at a weighted average discount to par of approximately 60%.

        Our net lease properties are also adversely impacted by a weaker economy. Corporate space needs contracted resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants, which could result in their inability to meet the terms of their leases. Further, our healthcare-related net lease portfolio is also subject to impact from regulatory changes such as changes to the Medicaid and Medicare programs that could negatively affect property values. Although we cannot make assurances that our cash flow will not be impacted by changes to these programs, a majority of our assets do not derive revenues from these programs and assets dependent on these programs have adequate lease coverage to support our rent.

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

        The relative lack of supply and high demand for capital is allowing investors with capital to make investments with attractive risk/return profiles compared to historical levels. For this reason, in addition to raising capital in the public markets, we are raising equity capital through alternative channels, especially in the non-listed REIT market. Currently we are raising capital in a continuous offering for our debt-oriented vehicle, NSREIT. In addition, we have a healthcare debt and equity investment focused non-listed product in registration, NorthStar Senior Care Trust, Inc.

        Over the last quarter, we have started to see capital raising velocity increase in our non-listed REIT and are focused on originating new investments. During the third quarter 2011, we raised $32 million for NSREIT. Total capital raised for the nine months ended September 30, 2011 is $59 million, with $88 million raised from inception to September 30, 2011. NRF Capital Markets LLC, our wholly owned broker-dealer, has executed selling agreements with broker-dealers covering more than 40,000 registered representatives as of September 30, 2011. We are the advisor to our sponsored non-listed REITs and earn management and other fees which vary based on the amount of assets under management and investment performance. We expect to use our broad commercial real estate investment and management platform to operate these companies and to earn management and other fees in return for our services, and the non-traded REIT efforts reflect our strategy of accessing alternative sources of equity capital and leveraging our existing platform to generate a stable fee stream.

Our Financing Structures

        As of September 30, 2011, $2 billion of our CDO bonds permit reinvestment of capital proceeds, which means when the underlying assets repay or are sold, we are able to reinvest the proceeds in new assets without having to repay the liabilities. $256 million of our debt investments have their initial maturity date during the remainder of 2011; however, many of these CRE debt investments contain extension options of at least one year. We also expect that a majority of the $212 million of debt investments having final maturities during the remainder of 2011 may have their maturities extended beyond 2011 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital available for refinancings. It is therefore difficult to estimate how much capital for reinvestment, if any, will be generated in our CDO financing transactions from debt repayments during the remainder of 2011.

        Our financing strategy is dependent on our ability to obtain the match-funded borrowings to finance our real estate debt and securities at rates that provide a positive funding spread. Match-funded borrowing is currently difficult to obtain and market-demanded yields on all real estate assets have increased. Our current strategy has focused on using our existing CDO structures to fund new investment activity when repayment or sale proceeds are available within the financing, or acquiring investments which generate attractive returns without any financing.

        Our CDO financing transactions do not have corporate financial covenants but require that the underlying assets meet interest coverage ("IC") and collateral value coverage ("OC") (as defined by the indentures) in order for us to receive regular cash flow distributions. Rating downgrades and defaults of CMBS and other securities can reduce the deemed value of the security in measuring collateral coverage, depending on the level of downgrade. Also, defaults in our real estate debt investments can reduce the collateral coverage of the defaulted debt in our CDO financing transactions. While we have devoted a majority of our resources to managing our existing asset base, a poor economic environment and additional credit ratings downgrades will make maintaining compliance with the CDO financing transactions more difficult. For more details related to CDO financing coverage tests see, "Liquidity and Capital Resources."

        In the first half of 2011, liquidity was beginning to return to the commercial real estate finance markets and corporate capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate lenders to originate or purchase new real estate loans. A proxy of the easing of credit and restarting of the capital markets for commercial real estate debt is the approximately $25 billion in multi-borrower CMBS transactions that were completed during the first nine months of 2011. Many industry experts are predicting $30 billion total CMBS issuance in 2011 even though actual issuance could fall below expectations due to more recent volatile market conditions.

        We continue to actively seek match funding for our core business of originating loans and acquiring commercial real estate securities. Toward that end, we recently closed on a credit facility to finance AAA-rated CMBS investments.

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

        At September 30, 2011, we had three debt investments with an aggregate principal amount of $41 million on non-performing status ("NPL") due to maturity defaults, and $39 million of our loan loss reserves were allocated to these loans. There can be no assurance that there will be acceptable outcomes under our non-performing loans and accordingly, we may, in the future, determine that more reserves are required for these loans.

        Many of our debt investments were made to borrowers who had a business plan to improve the collateral property and who therefore needed a flexible balance sheet lender. Property cash flows are generally lower today than when many of our debt investments were originated. As a result, some real estate owners are having trouble refinancing their assets at maturity or selling their properties to recoup their capital. Other owners are having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows.

        To mitigate this risk, we generally required the borrowers, at the time of origination and/or as required by property performance during the loan term, to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also required the investor to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan and some of the borrowers had a recourse obligation to do so. Despite low interest rates, we expect that in the future some of our borrowers may still have difficulty servicing our debt.

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

        Our impairment analyses often require that we make assumptions regarding collateral values and the timing regarding when we will receive debt service payments, including principal recovery. In a difficult environment for commercial real estate, our impairment analyses may lead us to the determination that extending and working out debt, rather than pursuing foreclosure, is the best course of action to maximize total and long-term value. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. Our impairment analysis in each of these situations is based on our assessment of the facts and circumstances currently known to us and because these situations often involve complicated collateral and complex creditor and borrower dynamics, our assessment of recovery value may change more dramatically and quickly and without the visibility that may be available in other situations. These multiple creditor situations tend to be associated with larger debt investments, and we have been and continue to be involved in situations such as these, although we, as one of a group of lenders and often a lender on a subordinated basis, do not independently control the decision making.

        The discussion below summarizes the largest credit situations that currently meet some of the foregoing characteristics.

        We own a $110 million (22%) equity interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC which is secured by a retail/entertainment complex located in East Rutherford, New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. The lender group is in the process of seeking to recapitalize the NJ Property. While the lender group has entered into an agreement with a developer, who is covering the majority of costs of operating the asset, there is no assurance that a recapitalization will be completed or that a recapitalization will be completed on terms acceptable to us, which could have a material adverse effect on our business and operations. As of September 30, 2011, our carrying value in the NJ Property is $64 million.

        We own an $89 million mezzanine loan (the "NV Loan") that is secured by the Hard Rock Hotel and Casino in Las Vegas, Nevada (the "Hard Rock"). We, along with certain of the other lenders, and the borrower and its affiliates under the NV Loan, have completed a long-term restructuring of the NV Loan. As part of the restructuring, Brookfield took ownership of the Hard Rock and entered into a seven-year loan with the existing senior lender, subject to achieving certain tests, and we retained our $89 million mezzanine loan (or its economic equivalent), as well as an equity participation in the Hard Rock. There is no assurance that the restructured NV Loan will be successful over time. Accordingly, we may lose all of our investment, which could have a material adverse effect on our business and operations. As of September 30, 2011, our carrying value in the NV Loan is $45 million.

        We own a €43 million participation in a mezzanine loan that is collateralized by a German retail portfolio that is net leased to a single tenant (the "Tenant") that filed for bankruptcy in Germany (the "German Loan"). The sale of the Tenant by the German bankruptcy administrator to Berrgruen Holdings was finalized on October 8, 2010 allowing for a restructuring of the German Loan effective as of July 20, 2010. Since the restructuring, the loan has been performing, however, there can be no assurance that the German Loan will not default in the future, including at maturity. We are also subject to foreign currency translation gains or losses based upon the effective exchange rates at the end of each reporting period. For the three months ended September 30, 2011, we recognized a foreign currency remeasurement translation loss of $3 million, which is recorded in realized gain (loss) on investments and other in the consolidated statement of operations.

Critical Accounting Policies

Credit Losses and Impairment on Investments

Provision for Loan Losses

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

Real Estate Securities

        Real estate securities for which the fair value option is elected are not evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to the realized gain (loss) on investments and other account as losses occur.

        Real estate securities are periodically evaluated for other-than-temporary impairment. A security where the fair value is less than amortized cost is considered impaired. Impairment of a security is considered to be other-than-temporary when: (a) the holder has the intent to sell the impaired security; (b) it is more likely than not the holder will be required to sell the security; or (c) the holder does not expect to recover the entire amortized cost of the security. When a real estate security has been deemed other-than-temporarily impaired the security is written down to its fair value. The amount of the other-than-temporary impairment is then bifurcated into (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of the other-than-temporary impairment related to expected credit losses is recognized in the consolidated statements of operations. The remaining other-than-temporary impairment related to the valuation adjustment is recognized as a component of accumulated other comprehensive income (loss) in the statements of stockholders' equity. The portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

Operating Real Estate

        Our net lease portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, management considers U.S.

macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

Variable Interest Entities

        Our consolidated financial statements include variable interest entities ("VIEs") where we are the primary beneficiary. A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. We evaluate our investments and financings to determine if they are VIE's based on: (1) the sufficiency of the fair value of the entity's equity investment at risk to absorb losses; (2) whether as a group the holders of the equity investment at risk have (a) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance, (b) the obligation to absorb the expected losses of the legal entity and (c) the right to receive the expected residual returns of the legal entity; and (3) whether the voting rights of these investors are proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of their equity, or both, and whether substantially all of the entity's activities involve or are conducted on behalf of an investor that has disproportionately fewer voting rights. An investment that lacks one or more of the above three characteristics is considered to be a VIE. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

        We are required to consolidate a VIE if we are deemed to be the VIE's primary beneficiary. The primary beneficiary is the party that: (i) has the power to direct the activities that most significantly impact the VIE's economic performance; and (ii) has the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE.

        We determine whether we are the primary beneficiary of a VIE by first performing a qualitative analysis to determine if we hold the power to direct the activities that most significantly impact the VIE's economic performance. This analysis includes: (i) assessing our variable interests (both implicit and explicit) and any other involvement in the VIE, as well as the involvement of other variable interest holders; (ii) consideration of the VIE's purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (iii) identifying the activities that most significantly affect the VIE's economic performance; (iv) determining whether our significant involvement in the design of an entity provided us with the opportunity to establish arrangements that result in us having the power to direct the VIE's most significant activities; and (v) determining whether our level of economic interest in a VIE is indicative of the amount of power we hold in situations where our stated power to direct the VIEs most significant activities is disproportionately less than our economic interest in the entity. We perform a quantitative analysis to determine if we have the obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. For purposes of allocating a VIE's potential residual returns and losses to its variable interest holders, we calculate our share of the VIE's expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or our position in the capital structure of the VIE, under various scenarios. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period.

Other

        Refer to the section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a full discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective in the first quarter of 2012. We are currently evaluating the impact of this accounting update and we do not expect it will have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included on the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of other comprehensive income that must be reported but it eliminates the option to present other comprehensive income in the statement of stockholders' equity. The accounting update is effective for the first quarter of 2012, and should be applied retrospectively to all periods reported after the effective date. Early adoption is permitted. There is no impact on our consolidated financial statements as we currently comply with the update.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010 (amounts in thousands)

	Three Months Ended September 30,		Increase (decrease)
	2011	2010	Amount	%
Revenues and other income
Interest income	$99,504	$88,791	$10,713	12.1%
Rental and escalation income	26,996	31,912	(4,916)	(15.4)%
Commission income	3,131	1,861	1,270	68.2%
Other revenue	1,389	1,854	(465)	(25.1)%

Total revenues	131,020	124,418	6,602	5.3%
Expenses
Interest expense	39,875	29,558	10,317	34.9%
Real estate properties—operating expenses	3,427	12,374	(8,947)	(72.3)%
Asset management expenses	1,279	1,931	(652)	(33.8)%
Commission expense	2,322	1,399	923	66.0%
Provision for loan losses	9,340	42,877	(33,537)	(78.2)%
General and administrative
Salaries and equity-based compensation	11,762	11,863	(101)	(0.9)%
Auditing and professional fees	1,782	2,051	(269)	(13.1)%
Other general and administrative	5,399	3,814	1,585	41.6%

Total general and administrative	18,943	17,728	1,215	6.9%
Depreciation and amortization	12,762	7,980	4,782	59.9%

Total expenses	87,948	113,847	(25,899)	(22.7)%
Income (loss) from operations	43,072	10,571	32,501	307.5%
Equity in earnings (losses) of unconsolidated ventures	(604)	(60)	(544)	906.7%
Other income (loss)	(11,826)	—	(11,826)	NA
Unrealized gain (loss) on investments and other	(68,446)	(199,572)	131,126	(65.7)%
Realized gain on investments and other	13,712	26,795	(13,083)	(48.8)%
Gain from acquisitions	81	15,363	(15,282)	(99.5)%

Loss from continuing operations	(24,011)	(146,903)	122,892	(83.7)%
Income (loss) from discontinued operations	(391)	55	(446)	(810.9)%
Gain on sale from discontinued operations	3,533	—	3,533	NA

Consolidated net income (loss)	$(20,869)	$(146,848)	$125,979	(85.8)%

Revenues and Other Income

Interest Income

        Interest income increased $10.7 million, primarily attributable to additional interest income related to the consolidation of CSE CDO ($11.0 million of which $15.1 million relates to discount accretion on debt investments fully repaid and $0.2 million of discount accretion) offset by decreases of $4.3 million of contractual interest, N-Star IX ($4.9 million) and CapLease CDO ($1.0 million); offset by $5.2 million of lower interest income related to lower average interest rates on loan modifications, non-performing real estate debt investments and lower comparable balances.

Rental and Escalation Income

        Rental and escalation income decreased $4.9 million, primarily attributable to lower income related to our sale of an investment, Midwest Care Holdco TRS I LLC ("Midwest Holdings") ($10.8 million) and a transfer of a property to a lender via deed in lieu of foreclosure ($0.8 million), offset by an increase related to 2011 real estate acquisitions (via foreclosure and deed in lieu of foreclosure) ($6.6 million) and an increase in occupancy on certain properties ($0.1 million).

Commission Income

        Commission income represents income earned by us for selling equity in NSREIT through our broker-dealer subsidiary. The increase of $1.3 million is attributable to increased capital raised in 2011 in the non-listed REIT market.

Other Revenue

        Other revenue decreased $0.5 million. Other revenue primarily consists of advisory and various other fees, such as exit fees, lease termination fees, draw fees and late fees.

Expenses

Interest Expense

        Interest expense increased $10.3 million, primarily attributable to additional interest expense from the consolidation of CapLease CDO ($1.0 million), 2011 real estate acquisitions (via foreclosure and deed in lieu of foreclosure) ($3.1 million), our March 2011 issuance of 7.50% exchangeable senior notes ($3.4 million) and fees on the prepayment of certain borrowings ($3.6 million), offset by lower interest expense due to repurchases of CDO bonds and exchangeable notes ($0.8 million).

Real Estate Properties—Operating Expenses

        Real estate property operating expenses decreased by $8.9 million, primarily attributable to lower costs associated with our sale of Midwest Holdings ($11.0 million) and other real estate properties ($0.5 million), offset by increased costs related to 2011 real estate acquisitions (via foreclosure and deed in lieu of foreclosure) ($2.6 million).

Asset Management Expenses

        Asset management expenses decreased $0.7 million, and consisted of costs related to managing our investment portfolio, such as legal and consulting fees for loan modifications and restructurings, and acquisition costs related to new investments.

Commission Expense

        Commission expense represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-listed REIT market.

Provision for Loan Losses

        Provision for loan losses for the three months ended September 30, 2011 decreased $33.5 million. Provision for loan losses of $9.3 million in 2011 related to three debt investments, and included $9.0 million for subordinated mortgage interests and $0.3 million for first mortgage loans. Provision for loan losses for the three months ended September 30, 2010 totaled $42.9 million for 10 debt investments, and included $31.8 million for mezzanine loans and $11.6 million for subordinated mortgage interests offset by a reversal of provisions on a first mortgage loan of $0.5 million.

General and Administrative

        General and administrative expenses increased by $1.2 million principally related to the following:

          Compensation expense increased $1.6 million related to salaries and accrued cash incentive compensation resulting from higher staffing levels to accommodate our new investment activities and accrued cash compensation related to the long-term incentive compensation plan. This increase was offset by a decrease in equity-based compensation of $1.7 million related to awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested.

          Auditing and professional fees decreased $0.3 million primarily related to legal fees for general corporate work.

          Other general and administrative expenses increased $1.6 million primarily due to investment-related costs and other corporate expenses.

Depreciation and Amortization

        Depreciation and amortization expense increased $4.8 million, primarily related to 2011 real estate acquisitions (via deed in lieu of foreclosure).

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) decreased $0.5 million, primarily attributable to losses on a new equity investment ($0.5 million).

Other Income (Loss)

        Other income (loss) is comprised of a loss reserve of $20.0 million recorded in the third quarter 2011 related to a lawsuit as described in Liquidity and Capital Resources, offset by $8.2 million of other income from the CSE CDO.

Unrealized Gain (Loss) on Investments and Other

        The decrease in unrealized (losses) on investments and other for the three months ended September 30, 2011 is primarily related to the non-cash change in fair value adjustments which represented a net unrealized loss of $68.4 million in 2011 versus an unrealized loss of $199.6 million for the three months ended September 30, 2010. The remaining difference is related net cash payments for interest rate swaps, which do not qualify for hedge accounting.

Realized Gain on Investments and Other

        The realized gain of $13.7 million for the three months ended September 30, 2011 consisted primarily of $17.8 million net realized gains from the sale of certain real estate debt investments and real estate securities; $0.2 million gain on the repurchase of CDO debt; offset by foreign currency loss of $3.5 million and $0.8 million realized losses on certain real estate securities. The realized gain of $26.8 million for the three months ended September 30, 2010 consisted primarily of $13.5 million realized gain on the sale of certain real estate securities; a $7.5 million gain on the sale of our interest in our middle market corporate lending venture; and a foreign currency translation gain of $6.2 million. These gains were offset by $0.4 million of realized losses on certain real estate securities.

Gain from Acquisitions

        Gain from acquisitions for the three months ended September 30, 2011 relates to the CapLease CDO, and the three months ended September 30, 2010 relates to the CSE CDO.

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the three months ended September 30, 2011, the loss from discontinued operations primarily relates to our property in Siesta Key, Florida ($0.4 million).

Gain on Sale from Discontinued Operations

        Gain on sale from discontinued operations is principally comprised of the sale of a multifamily property located in Georgia to a third-party investor for $7.4 million, representing a gain of $2.8 million.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010 (amounts in thousands)

	Nine Months Ended September 30,		Increase (decrease)
	2011	2010	Amount	%
Revenues and other income
Interest income	$307,934	$207,087	$100,847	48.7%
Rental and escalation income	85,879	82,980	2,899	3.5%
Commission income	5,775	2,233	3,542	158.6%
Other revenue	3,299	5,004	(1,705)	(34.1)%

Total revenues	402,887	297,304	105,583	35.5%
Expenses
Interest expense	107,501	96,213	11,288	11.7%
Real estate properties—operating expenses	18,537	24,661	(6,124)	(24.8)%
Asset management expenses	4,508	4,251	257	6.0%
Commission expense	4,338	1,677	2,661	158.7%
Provision for loan losses	48,040	136,134	(88,094)	(64.7)%
Provision for loss on equity investment	4,482	—	4,482	NA
General and administrative
Salaries and equity-based compensation	44,031	40,708	3,323	8.2%
Auditing and professional fees	6,509	6,156	353	5.7%
Other general and administrative	14,394	12,752	1,642	12.9%

Total general and administrative	64,934	59,616	5,318	8.9%
Depreciation and amortization	32,370	23,493	8,877	37.8%

Total expenses	284,710	346,045	(61,335)	(17.7)%
Income (loss) from operations	118,177	(48,741)	166,918	(342.5)%
Equity in earnings (losses) of unconsolidated ventures	(4,387)	6,155	(10,542)	(171.3)%
Other income (loss)	(1,688)	—	(1,688)	NA
Unrealized gain (loss) on investments and other	(351,271)	(206,408)	(144,863)	70.2%
Realized gain on investments and other	61,285	109,766	(48,481)	(44.2)%
Gain from acquisitions	81	15,363	(15,282)	(99.5)%

Loss from continuing operations	(177,803)	(123,865)	(53,938)	43.5%
Income (loss) from discontinued operations	(1,029)	(1,042)	13	(1.2)%
Gain on sale from discontinued operations	17,980	2,528	15,452	611.2%

Consolidated net income (loss)	$(160,852)	$(122,379)	$(38,473)	31.4%

Revenues

Interest Income

        Interest income increased $100.8 million, primarily attributable to additional interest income related to the consolidation of CSE CDO ($90.2 million of which $17.9 million relates to contractual interest, $53.1 million discount accretion on debt investments fully repaid and $19.2 million of discount accretion on remaining debt investments), N-Star IX ($29.7 million) and CapLease CDO ($1.0 million), offset by lower average interest rates on loan modifications and lower comparable asset balances ($20.5 million).

Rental and Escalation Income

        Rental and escalation income increased $2.9 million, primarily attributable to increases related to 2011 acquisitions (via foreclosure and deed in lieu of foreclosure) ($12.3 million) and increased occupancy on certain properties ($0.5 million); offset by decreased rent due to the sale of Midwest Holdings ($7.5 million), the sale of a property ($0.7 million) and the return of a property to a lender ($1.7 million).

Commission Income

        Commission income represents income earned by us for selling equity in NSREIT through our broker-dealer subsidiary. The increase of $3.5 million is attributable to increased capital raised in 2011 in the non-listed REIT market.

Other Revenue

        Other revenue decreased $1.7 million. Other revenue primarily consisted of advisory fees and various other fees, such as exit fees, lease termination fees, draw fees and late fees.

Expenses

Interest Expense

        Interest expense increased $11.3 million, primarily attributable to additional interest expense from the consolidation of N-Star CDO IX ($2.3 million), CSE CDO ($2.2 million) and CapLease CDO ($1.0 million); increased costs from refinancing/modifications of borrowings related to our healthcare portfolio ($3.9 million); 2011 acquisitions (via deed in lieu of foreclosure) ($5.2 million); and our March 2011 issuance of 7.50% exchangeable senior notes ($5.1 million). This increase was partially offset by lower interest expense related to the repayment of certain borrowings ($6.8 million) and bond and note repurchases ($1.6 million).

Real Estate Properties—Operating Expenses

        Real estate property operating expenses decreased $6.1 million, primarily attributable to the sale of Midwest Holdings ($10.5 million) offset by an increase related to 2011 acquisitions (via foreclosure and deed in lieu of foreclosure) ($4.7 million).

Asset Management Expenses

        Asset management expenses increased $0.3 million and consisted of costs related to managing our investment portfolio, such as legal and consulting fees for loan modifications and restructurings, and acquisition costs related to new investments.

Commission Expense

        Commission expense represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-listed REIT market.

Provision for Loan Losses

        Provision for loan losses for the nine months ended September 30, 2011 decreased $88.1 million. Provision for loan losses for the nine months ended September 30, 2011 related to 11 debt investments which included $28.4 million for mezzanine loans, $18.9 million for subordinated mortgage interests and $0.8 million for first mortgage debt investments. Provision for loan losses for the same period in 2010 totaled $136.1 million and related to 18 debt investments which included $25.7 million for first mortgage loans, $42.5 million for subordinated mortgage interests and $67.9 million for mezzanine loans.

Provision for Loss on Equity Investment

        Provision for loss on equity investment represents a permanent impairment on our joint venture investment in the NJ Property. Our investment was permanently impaired as a result of the current recapitalization values.

General and Administrative

        General and administrative expenses increased $5.3 million primarily related to the following:

        Compensation expense increased $9.6 million related to salaries and accrued cash incentive compensation resulting from higher staffing levels to accommodate our new investment activities and accrued cash compensation related to our long-term incentive compensation plan. This amount included a non-recurring expense of $3.6 million relating to the separation and consulting agreement with our former chief operating officer, offset by a reversal of $1.3 million of accrued bonus related to our former chief financial officer. In addition, equity-based compensation decreased $6.3 million related to awards issued under our 2004 Omnibus Stock Incentive Plan becoming fully vested.

        Auditing and professional fees increased $0.4 million primarily attributable to legal fees for general corporate work.

        Other general and administrative expenses increased $1.6 million primarily attributable to overhead costs for our Denver, Colorado and Bethesda, Maryland offices.

Depreciation and Amortization

        Depreciation and amortization expense increased $8.9 million primarily relating to 2011 real estate acquisitions (via deed in lieu of foreclosure).

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) decreased $10.5 million, primarily attributable to non-recurring income in 2010 of related to the gain on sale of the assets in our corporate lending venture ($8.5 million), a gain on the sale of an interest in a real estate portfolio ($2.0 million)and losses from our equity investment in the NJ Property ($4.1 million); partially offset by a decrease in losses from equity investments that were either liquidated or consolidated in 2011 ($4.1 million).

Other Income (Loss)

        Other income (loss) is comprised of a loss reserve of $20.0 million recorded in the third quarter 2011 related to a lawsuit as described in Liquidity and Capital Resources, offset by $18.3 million of other income from the CSE CDO.

Unrealized Gain (Loss) on Investments and Other

        The increase in unrealized (losses) on investments and other for the nine months ended September 30, 2011 is primarily related to the non-cash change in fair value adjustments which represented a net unrealized loss of $351.3 million for the nine months ended September 30, 2011 versus a net unrealized loss of $206.4 million for the nine months ended September 30, 2010. The remaining difference is related to net cash payments for the interest rate swaps, which do not qualify for hedge accounting.

Realized Gain on Investments and Other

        The realized gain of $61.3 million for the nine months ended September 30, 2011 consisted primarily of $96.0 million net realized gains of on the sale of certain real estate securities, real estate debt investments and net lease investments; and a net foreign currency translation gain of $1.5 million; partially offset by $25.2 million net realized losses on debt repurchases, a realized loss of $7.5 million related to realized losses on certain real estate securities and $2.8 million on interest rate swap terminations. The realized gain of $109.8 million for the nine months ended September 30, 2010 consisted primarily of a $60.4 million realized gain from the repayment and extinguishment of our secured term loan; $40.2 million net realized gains on the sale of real estate securities and other investments; a net foreign currency translation gain of $2.8 million; and a gain of $7.5 million on the sale of our interest in our middle market corporate lending venture; offset by $0.8 million related to realized losses on certain real estate securities.

Gain from Acquisitions

        Gain from acquisitions for the nine months ended September 30, 2011 relates to the CapLease CDO, and the nine months ended September 30, 2010 relates to the CSE CDO.

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations primarily represents the operations of properties sold or classified as held for sale during the period. For the nine months ended September 30, 2011, the loss from discontinued operations principally related to the portfolio of 18 healthcare net lease assisted living facilities sold in the second quarter 2011 and the leasehold interest in retail space located in New York City sold in the first quarter 2011.

Gain on Sale from Discontinued Operations

        The gain on sale from discontinued operations primarily includes the sale of a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin in June 2011 for a gain of $9.4 million; the sale of a leasehold interest in retail space located in New York City in March 2011 for a gain of $5.0 million; and the sale of a multifamily property located in Georgia in August 2011 for a gain of $2.8 million.

        In March 2010, we sold a leasehold interest in retail space located in New York City for a gain of $2.5 million.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes and CDO bonds, long-term senior and subordinate corporate capital such as senior term loans, senior notes exchangeable into common stock, trust preferred securities and perpetual preferred and common stock. As we discussed in "Outlook and Recent Trends," such capital is becoming more available in 2011 to stronger sponsors.

        We seek to meet our long-term liquidity requirements, including the repayment of borrowings and our investment funding needs, through existing cash resources, opportunistic issuances of debt or equity capital, including exchangeable notes, our existing CDO financing transactions and the liquidation or refinancing of assets. Nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our Board of Directors determines an appropriate common stock dividend based upon numerous factors, including AFFO, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our Board of Directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Our total available liquidity at September 30, 2011 included $116 million of unrestricted cash and $19 million of uninvested and available funds in our CDO financing transactions, which is available only for reinvestment and future funding commitments within the CDO structures.

        As set forth in our periodic reports filed with the SEC, one of our net lease properties was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and was 100% leased to Washington Mutual Bank FA ("WaMu"). NRFC NNN Holdings, Inc. ("NNN"), which is a subsidiary of ours, is a defendant in a lawsuit ("Lawsuit"), filed by GECCMC 2005-CI Plummer Office Limited Partnership (the "Lender"), in the Superior Court of the State of California, County of Los Angeles, relating to a loan the properties previously owned by one of our subsidiaries, NRFC Sub IV, that were 100% leased (the "Lease") to WaMu. The Lawsuit alleges, among other things, that the loan provided by Lender to NRFC Sub IV became a recourse obligation of NNN due to an alleged termination of the Lease. The judge presiding over the Lawsuit granted the Lender's motion for summary judgment and, accordingly, entered a judgment against NNN in the amount of

$45 million, plus fees, expenses and accrued interest currently estimated to be approximately $5 million. NNN intends to vigorously pursue an appeal of the decision. However, the Company has recently engaged in settlement discussions with the Lender and, accordingly, has recorded a reserve for the period ended September 30, 2011 in the amount of $20 million. If the Company were to settle the Lawsuit for such amount, the Company would receive net proceeds of $6 million from the settlement through the return of its collateral under the Bond (as defined below). No assurances can be given that a settlement will be reached or the amount of such settlement. In connection with such appeal, pursuant to California law NNN was required to post a bond in an amount equal to one and a half times the amount of the Judgment (the "Bond"). Accordingly, we have entered into a standard General Agreement of Indemnity with an issuer of surety bonds (the "Surety Agreement"). On January 7, 2011, as part of the Surety Agreement, in connection with the issuance of the Bond, we posted cash collateral equal to 38% of the amount of the Bond, or $26 million.

        On July 14, 2011, we repaid the $100 million preferred membership interest in NRF Healthcare, LLC to Inland American, which had a 10.5% distribution rate.

        We have committed to purchase up to $10 million of shares of NSREIT's common stock during the two-year period following commencement (July 2012) of its continuous, public offering in the event that its distributions to stockholders exceeds its AFFO. In connection with this commitment, we have purchased 181,633 shares for $1.6 million through September 30, 2011.

CDO Financing Structures

        The following is a summary of our commercial real estate debt CDO financing transactions as of September 30, 2011 (amounts in thousands):

Issue Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CSE Mar-05		CapLease Dec-06		Total
Balance sheet as of September 30, 2011
Assets, principal amount(1)	$439,073	$498,350	$946,899	$1,089,559		$244,908		$3,218,789
CDO bonds, principal amount(2)	284,279	336,850	577,700	900,981		225,085		2,324,895

Net assets	$154,794	$161,500	$369,199	$188,578		$19,823		$893,894
Principal amount of
Original below IG rated CDO bonds	$—	$13,950	$59,400	$47,450		$—		$120,800
Original IG rated CDO bonds	9,750	26,925	77,000	85,929		—		199,604

Total CDO bonds	$9,750	$40,875	$136,400	$133,379		$—		$320,404
Weighted average original credit rating of original IG rated CDO bonds								A+/A1
Weighted average purchase price of original IG rated CDO bonds								30%
CDO quarterly cash distributions and coverage tests(3)
Equity distributions	$2,563	$138	$2,782	$14,039		$475	(4)	$19,997
Collateral management fees	341	496	983	542		121	(4)	2,483
Interest coverage cushion(5)	$3,646	$531	$6,082	$5,878		$53
Overcollateralization cushion(5)	$69,568	$54,366	$118,623	$42,266		$5,987
At offering	19,808	17,412	42,193	(151,595	)(6)	5,987	(7)

(1)
Includes investments in N-Star issued CDO bond payable that are eliminated in consolidation.

(2)
Includes N-Star issued CDO bonds payable that are eliminated in consolidation.

(3)
Interest coverage and overcollateralization coverage to the most constrained class.

(4)
Represents first distributions received which was October 2011.

(5)
Quarterly interest coverage and overcollateralization cushions from remittance report issued on date nearest to September 30, 2011.

(6)
Based on trustee report as of June 24, 2010, closest to the date of acquisition.

(7)
Based on trustee report as of August 31, 2011, closest to the date of acquisition.

        The following is a summary of our commercial real estate security CDO financing transactions as of September 30, 2011 (amounts in thousands):

Issue Date	N-Star I Aug-03	N-Star II Jul-04	N-Star III Mar-05		N-Star V Sep-05	N-Star VII Jun-06	N-Star IX Feb-07	Total
Balance sheet as of September 30, 2011
Assets, principal amount(1)	$223,506	$215,306	$418,174		$555,388	$733,469	$1,042,713	$3,188,556
CDO bonds, principal amount(2)	184,147	177,094	318,678		364,772	428,088	682,980	2,155,759

Net assets	$39,359	$38,212	$99,496		$190,616	$305,381	$359,733	$1,032,797
Principal amount of
Original below IG rated CDO bonds	$14,000	$15,492	$—		$—	$16,200	$13,040	$58,732
Original IG rated CDO bonds	9,000	3,512	16,855		26,129	45,726	75,980	177,202

Total CDO bonds	$23,000	$19,004	$16,855		$26,129	$61,926	$89,020	$235,934
Weighted average original credit rating of original IG rated CDO bonds								AA-/Aa3
Weighted average purchase price of original IG rated CDO bonds								34%
CDO quarterly cash distributions and coverage tests(3)
Equity distributions	$—	$—	$1,677		$—	$1,001	$1,407	$4,085
Collateral management fees	78	76	344		181	508	774	1,961
Interest coverage cushion(4)	$(576)	$(270)	$2,047		$685	$870	$3,790
Overcollateralization cushion(4)	$(20,420)	$(17,331)	$9,141	(5)	$(29,573)	$14,866	$48,192
At offering	8,687	10,944	13,610		12,940	13,966	24,516

(1)
Includes investments in N-Star issued CDO bond payable that are eliminated in consolidation.

(2)
Includes N-Star issued CDO bonds payable that are eliminated in consolidation.

(3)
Interest coverage and overcollateralization coverage to the most constrained class.

(4)
Quarterly interest coverage and overcollateralization cushions from remittance report issued on date nearest to September 30, 2011.

(5)
Amount represents estimated overcollateralization cushion as of October 17, 2011.

        Three of our CDO's (N-Star VIII, IX and CSE) are still within their reinvestment period until February 2012, June 2012 and January 2012, respectively, which allows us to reinvest principal proceeds from the underlying collateral into qualifying replacement collateral, which given the current market conditions should be higher yielding investments. At the end of the reinvestment period, our ability to maintain the OC and IC tests may be negatively impacted since we will not be able to reinvest principal in these CDOs. If the OC and IC tests are not met, periodic cash distributions would be diverted to amortize the senior bonds until the CDO is back in compliance with the tests. In such cases, this could decrease cash available to pay our dividend and effect compliance with REIT requirements.

        Our CDOs are collateralized by commercial real estate debt and securities, with a majority of our equity invested in our real estate debt CDOs. The CRE debt CDOs have larger OC cushions compared to the CRE securities CDOs. Real estate debt investments are not subject to rating agency downgrades in calculating the OC tests, and as these investments were primarily directly originated by us, it provides for more control than a CMBS. However, we may have the ability to become the controlling class of a portion of our CMBS holdings in the future which will allow us to appoint ourselves special servicer of the underlying CMBS trust to earn additional fees and have more control over the outcome.

        Currently, all of the N-Star real estate debt CDOs are in compliance with their OC and IC tests. Three of our N-Star securities CDOs (I, II and V) are out of compliance with their respective OC tests, and we expect that complying with OC and IC tests will continue to be difficult. However, we believe that certain of the CDO's currently out of compliance have the potential to return the original invested equity depending on the ultimate value of the collateral at the time of liquidation.

Exchangeable Senior Notes

        In March 2011, we issued $173 million of 7.50% exchangeable senior notes (the "7.50% Notes"). The 7.50% Notes were offered in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. The 7.50% Notes pay interest semi-annually in arrears on March 15 and September 15, at a rate of 7.50% per annum, and mature on March 15, 2031. The 7.50% Notes have an initial exchange rate representing an exchange price of $6.44 per share of our common stock, subject to adjustment under certain circumstances. The 7.50% Notes are senior unsecured obligations of ours and may be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date for cash or common stock of ours, or a combination of cash and common stock of ours, at the our option. The 7.50% Notes are redeemable, at our option, on and after March 15, 2016. We may be required to repurchase the 7.50% Notes upon the occurrence of certain events. The net proceeds from the offering were $163 million.

Debt Repurchases

        During the three months ended September 30, 2011, we repurchased $16 million principal amount of our N-Star CDO bonds payable for a total of $4 million. We recorded a total net realized loss of $26 million in connection with the repurchase of our notes and bonds for the nine months ended September 30, 2011.

        To qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. Certain "excess non-cash" income is not subject to the 90% distribution requirement. To the extent that we satisfy the distribution requirement, but we distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. Discounted purchases of our CDO bonds will cause us to recognize cancellation of indebtedness ("COD") income, which is "phantom" or "non-cash" income. Any COD income we recognize will generally be subject to the 90% distribution requirement, except to the extent our COD income, when combined with certain other types of non-cash income, exceeds 5% of our gross income. The excess above the 5% threshold will be treated as "excess non-cash" income. COD income recognized as a result of repurchases of our CDO bonds that are treated as "taxable REIT subsidiaries," which are N-Star CDOs I, II, V, VII and IX, will not be eligible to be treated as "excess non-cash" income. Even if we satisfy the 90% distribution requirement, we will be subject to corporate tax on any "excess non-cash" income and any other income that we do not distribute to our stockholders. As a result of the 90% distribution requirement, we may decide to forego purchases of our CDO bonds at a discount. Alternatively, we may make additional distributions to our stockholders in order to comply with the 90% distribution requirement.

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

        During the three and nine months ended September 30, 2011, the Company issued a total of 14,397 and 47,090 common shares, respectively, pursuant to the Plan for a gross sales price of $0.2 million. During the three and nine months ended September 30, 2010, the Company issued a total of 24,053 and 72,534 of common shares, respectively, pursuant to the Plan for a gross sales price of $0.1 million and $0.3 million, respectively.

Cash Flows

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

        Net cash provided by operating activities was $39 million for the nine months ended September 30, 2011 compared to $27 million for the nine months ended September 30, 2010. The increase in net cash provided was primarily due to higher costs in the first quarter 2010 related to separation and consulting payments to our former chief operating officer, higher net cash received from CSE CDO, partially offset by increased overhead related to our newly formed broker-dealer subsidiary.

        Net cash provided by investing activities was $266 million for the nine months ended September 30, 2011 compared to $124 million for the nine months ended September 30, 2010. The primary sources of cash flow were the sale of real estate debt investments and repayments from real estate debt and securities, partially offset by originations and acquisitions of real estate debt investments and the acquisition of the CapLease CDO.

        Net cash (used in) financing activities was $315 million for the nine months ended September 30, 2011 compared to $156 million for the nine months ended September 30, 2010. The primary uses in 2011 were the debt repurchases and repayments of $590 million, the repayment of the $100 million preferred membership interest in NRF Healthcare, swap settlement of $27 million, payment of dividends (common and preferred) of $43 million; offset by sources from the issuance of $173 million of the 7.5% exchangeable senior notes, $73 million from common stock offering, $78 million of borrowings on mortgage notes and CDO bonds payable and $121 million from other sources of financing. The primary source of cash flow (used in) financing activities in 2010 was the repayment of a secured term loan, partially offset by proceeds from the sale of exchangeable notes.

Contractual Obligations and Commitments

        As of September 30, 2011, we had the following contractual obligations and commitments (amounts in thousands):

	Payments Due by Period
	Total	1 year or less	2 - 3 years	4 - 5 years	After 5 years
Contractual Obligations:
CDO bonds payable	$4,286,829	$—	$—	$—	$4,286,829
Mortgage notes payable	768,786	2,031	32,098	168,749	565,908
Exchangeable senior notes(1)	252,665	—	80,165	—	172,500
Junior subordinated notes	280,117	—	—	—	280,117
Secured term loans	14,682	—	—	14,682	—
Operating leases	48,274	1,340	10,598	10,294	26,042
Outstanding unfunded commitments(2)	70,374	35,657	23,889	9,401	1,427
Estimated interest payments(3)	535,688	31,656	250,833	187,107	66,092

Total contractual obligations	$6,257,415	$70,684	$397,583	$390,233	$5,398,915

(1)
$23.4 million of our 7.25% exchangeable senior notes have a final maturity date of June 15, 2027. The above table assumes the holders exercise their repurchase rights which would require us to repurchase the notes on June 15, 2012.

(2)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, of which a minimum of $66 million will be funded within our existing CDOs. Fundings are categorized by estimated funding period. Assuming that all debt investments that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining future funding requirements would be $4 million over the next four years.

(3)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR convention plus the respective spread as of September 30, 2011 was used to estimate payments for our floating-rate debt.

        We are currently in compliance with all covenants of our borrowing arrangements.

Off Balance Sheet Arrangements

        In March 2011, in connection with existing investments of certain CMBS, we became the controlling class of a securitization we did not sponsor. We determined we were the primary beneficiary because we owned more than 50% of the controlling class and the right to appoint the special servicer, which gave us the power to direct the activities that impact the economic performance of the VIE. During the second quarter of 2011, we sold a significant portion of this investment, and as such, we determined that we were no longer the primary beneficiary.

        In June 2011, we acquired the "B-piece" in a new $2 billion CMBS securitization, for $11 million in unrestricted cash and $15 million in restricted cash. The investment acquired with unrestricted cash is expected to generate cash income of $3 million per year and has a weighted average life of approximately 10 years. We are appointed as special servicer for the securitization. We identified the securitization as a VIE. However, we have determined that we do not hold a significant interest and therefore, we are not the primary beneficiary. As such, the VIE will not be consolidated.

        In July 2011, in connection with an existing investment in certain CMBS, we became the controlling class of a securitization that we did not sponsor. We have determined the securitization is a

VIE. However, we have determined that we do not hold a significant interest and therefore are not the primary beneficiary. As such, the VIE is not consolidated.

        In August 2011, we invested $37 million of unrestricted cash in a securitization collateralized by originally investment grade rated N-Star CDO bonds. We have determined the securitization is a VIE. However, we have determined that we do not hold a significant interest and therefore are not the primary beneficiary. As such, the VIE is not consolidated.

Recent Developments

Dividends

        On November 2, 2011, we declared a dividend of $0.125 per share of common stock, $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The common stock dividend will be paid on November 18, 2011 to stockholders of record as of the close of business on November 14, 2011. The Series A and Series B preferred dividends will be paid on November 15, 2011, to the stockholders of record as of the close of business on November 14, 2011.

Exchangeable Senior Note Repurchases

        In October 2011, we repurchased from third parties $21 million principal amount of our 11.50% exchangeable notes and $1.5 million of our 7.25% exchangeable senior notes for $23 million plus accrued interest.

CMBS Facility

        In October 2011, we entered into a new $100 million credit facility with Wells Fargo Bank NA to finance the acquisition of AAA-rated CMBS investments. The facility has an initial term of two years with a one year extension option at our election.

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

        Set forth below is a reconciliation of FFO and AFFO to net income from continuing operations before non-controlling interests for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Funds from Operations:
Income (loss) from continuing operations	$(24,011)	$(146,903)	$(177,803)	$(123,865)
Non-controlling interests(1)	658	(1,853)	(7,737)	(8,780)

Consolidated net income (loss) before non-controlling interest in operating partnership	(23,353)	(148,756)	(185,540)	(132,645)
Adjustments:
Preferred stock dividends	(5,231)	(5,231)	(15,694)	(15,694)
Depreciation and amortization	12,762	7,980	32,370	23,493
Funds from discontinued operations	(391)	709	(237)	984
Real estate depreciation and amortization, unconsolidated ventures	207	237	646	711

Funds from Operations	(16,006)	(145,061)	(168,455)	(123,151)

Adjusted Funds from Operations:
Funds from Operations	(16,006)	(145,061)	(168,455)	(123,151)
Straight-line rental income, net	(678)	(341)	(1,910)	(1,248)
Straight-line rental income and fair value lease revenue, unconsolidated ventures	(32)	(18)	(84)	(63)
Amortization of above/below market leases	(272)	(213)	(656)	(691)
Amortization of equity-based compensation	2,204	3,894	6,851	13,133
Unrealized (gain) loss from fair value adjustments	43,537	169,431	270,001	135,654
Unrealized loss from fair value adjustments, unconsolidated ventures	—	—	—	3,357
Gain from acquisitions	(81)	(15,363)	(81)	(15,363)

Adjusted Funds from Operations	$28,672	$12,329	$105,666	$11,628

(1)
Amount excludes non-controlling limited partner interests in our operating partnership.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are primarily subject to interest rate risk and credit risk. These risks are dependent on various factors beyond our control, including monetary and fiscal policies, domestic and international economic conditions and political considerations. Our market risk sensitive assets, liabilities and related derivative positions are held for investment and not for trading purposes.

Interest Rate Risk

        Changes in interest rates affect our net interest income, which is the difference between the income earned on assets and the interest expense incurred in connection with our borrowings and hedges.

        Our debt and security investments bear interest at either a floating or fixed-rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR, and typically reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to minimize the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either CDO borrowings or long-term mortgages. In addition, we match interest rates on our assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps, and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and therefore our income will increase with increases in interest rates, and decrease with declines in interest rates. As of September 30, 2011, a hypothetical 100 basis point increase in interest rates applied to our variable-rate assets would increase annual interest income by $26 million offset by an increase in interest expense of $18 million on our variable-rate liabilities.

        Changes in interest rates could affect the value of our fixed-rate real estate debt and security investments and our net lease properties. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate assets in order to adjust their yields to current market levels. In addition, the value of our net lease real estate properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flows generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants. Lower risk-free rates generally result in lower discount rates and therefore higher valuations, and vice versa, although the scarcity of financing for net lease properties and investor concerns over commercial real estate generally have recently decreased commercial real estate valuations, including valuations for net lease properties.

        Changes in interest rates and credit spreads may also impact our net book value as almost all of our investments in real estate securities are marked-to-market each quarter with changes in fair value reflected in unrealized gains (losses). Generally, as interest rates increase, the value of fixed-rate securities within our CDO financing transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark our CDO borrowings and related interest rate swaps to market which may cause a partial offset to the income and balance sheet impact of marking the real estate securities to market. Additionally, changes in unrealized gains (losses) do not directly affect our operating cash flows or our ability to pay a dividend to shareholders. Changes in fair value of our real estate securities portfolio could impact our ability to realize gains on such securities.

        We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of September 30, 2011, our counterparties do not hold any cash margin as collateral against our swap contracts.

Credit Spread Risk

        The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed and floating-rate assets decrease and vice versa. The fixed-rate securities, debt investments and net lease properties are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate security and debt investments are valued based on a market credit spread over LIBOR. Excessive supply of these investments combined with reduced demand will generally cause the market to require a higher yield on these investments, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.

        Market credit spreads are currently much wider than existed at the time we originated or acquired a majority of our investments. These market spreads imply that investment for which we did not elect fair value option, primarily our real estate debt and net lease investments, may be worth less than the amounts at which we carry these investments on our consolidated balance sheet. However, we typically financed these investments with borrowings priced in similar credit environment and intend to hold them to maturity, and therefore, we do not believe that intra- and inter-period changes in value caused by changing credit spreads materially impacts the economics associated with our investment.

Credit Risk

        Credit risk in our real estate debt and security investments relates to each individual's borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

        The CMBS we invest in are junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt we invest in reflects comparable c redit risk. The underlying real estate securities to our CDO note investments are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the CDO note investments and the underlying credit quality of their holdings. Our debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include a foreclosure against the collateral. We describe many of the options available to us in this situation in "Risk Management" section of this 10-Q. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our debt amount. To the extent the amount of our debt investments plus all senior debt to our position exceeds the realizable value to our collateral, then we would incur a loss.

        We are subject to the credit risk of the corporate lessee of our net lease properties, including the operators of healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant's business as well as assessment of the strategic importance of the underlying real estate to the tenant's core business operations. Where appropriate, we may seek to augment the tenant's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, a portion of our portfolio derives revenues from government sources, notably Medicaid or Medicare. Recently announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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
3.2
Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
3.3
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)
3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)
3.5
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))
4.2
Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)
4.3
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))
4.4
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)
4.5
Registration Rights Agreement relating to the 7.50% Exchangeable Senior Notes due 2031 of NorthStar Realty Finance Limited Partnership dated as of March 9, 2011, (incorporated by reference to Exhibit 4.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)

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
10.18
Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.19
Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.20
Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.21
Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.22
Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)
10.23
Form of LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan for non-employee directors of NorthStar Realty Finance Corp.'s board of directors (incorporated by reference to Exhibit 10.23 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit Number		Description of Exhibit
10.24		Form of LTIP Unit Vesting Agreement under the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan for employees of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.24 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
10.25
Form of Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
10.26
Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010; (ii) Consolidated Statement of Operations (unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders' Equity as of September 30, 2011 (unaudited) and December 31, 2010; (iv) Consolidated Statements of Comprehensive Income (unaudited) for the three and nine months ended September 30, 2011 and 2010; (v) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements (unaudited)

*
Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR REALTY FINANCE CORP.
Date: November 4, 2011	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ DEBRA A. HESS Debra A. Hess Chief Financial Officer