Form 10-Q
period 2012-03-31
NORTHSTAR REALTY FINANCE CORP.
filed 2012-05-04
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

        The Company has one class of common stock, par value $0.01 per share, 113,357,448 shares outstanding as of May 1, 2012.

NORTHSTAR REALTY FINANCE CORP.

QUARTERLY REPORT

For the Three Months Ended March 31, 2012

FORWARD LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue," "future" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies, loan and securities activities, our ability to manage our collateralized debt obligations, or CDOs, and our ability to raise capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward looking statements. These factors include, but are not limited to:

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

  •
  whether the decision issued by the Court of Appeal of the State of California, Second Appellate District in our favor associated with litigation involving net lease investments formerly leased to Washington Mutual Bank stands and is no longer subject to further appeal;

  •
  compliance with the rules governing REITs; and

  •
  the risk factors described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the heading "Risk Factors."

        The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
VIE Financing Structures
Restricted cash	$284,478	$261,295
Operating real estate, net	316,360	313,227
Real estate securities, available for sale	1,319,297	1,358,282
Real estate debt investments, net	1,597,915	1,631,856
Investments in and advances to unconsolidated ventures	59,930	60,352
Receivables, net of allowance of $1,237 in 2012 and $1,179 in 2011	22,306	22,530
Derivative assets, at fair value	25	61
Deferred costs and intangible assets, net	44,833	47,499
Assets of properties held for sale	897	3,198
Other assets	23,752	23,135

	3,669,793	3,721,435

Non-VIE Financing Structures
Cash and cash equivalents	193,940	144,508
Restricted cash	36,851	37,069
Operating real estate, net	777,483	776,222
Real estate securities, available for sale	157,644	115,023
Real estate debt investments, net	88,316	78,726
Investments in and advances to unconsolidated ventures	33,865	33,205
Receivables	13,330	8,958
Receivables, related parties	5,370	5,979
Unbilled rent receivable	12,406	11,891
Derivative assets, at fair value	4,828	5,674
Deferred costs and intangible assets, net	48,189	50,885
Other assets	10,980	16,862

	1,383,202	1,285,002

Total assets	$5,052,995	$5,006,437

Liabilities
VIE Financing Structures
CDO bonds payable (see Note 9)	$2,266,914	$2,273,907
Mortgage notes payable	228,525	228,525
Secured term loan	14,682	14,682
Accounts payable and accrued expenses	15,423	15,754
Escrow deposits payable	73,383	52,660
Derivative liabilities, at fair value	211,987	226,481
Other liabilities	49,534	55,007

	2,860,448	2,867,016

Non-VIE Financing Structures
Mortgage notes payable	557,064	554,732
Credit facility	69,825	64,259
Exchangeable senior notes	216,546	215,853
Junior subordinated notes, at fair value	176,928	157,168
Accounts payable and accrued expenses	26,300	50,868
Escrow deposits payable	157	196
Derivative liabilities, at fair value	—	8,193
Other liabilities	33,932	48,538

	1,080,752	1,099,807

Total liabilities	3,941,200	3,966,823

Commitments and contingencies (see Note 15)
Equity
NorthStar Realty Finance Corp. Stockholders' Equity
Preferred stock, 8.75% Series A, $0.01 par value, $60,000 liquidation preference as of March 31, 2012 and December 31, 2011	57,867	57,867
Preferred stock, 8.25% Series B, $0.01 par value, $230,000 and $190,000 liquidation preference as of March 31, 2012 and December 31, 2011, respectively	218,703	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 113,357,448 and 96,044,383 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,133	960
Additional paid-in capital	897,827	809,826
Retained earnings (accumulated deficit)	(57,542)	(8,626)
Accumulated other comprehensive income (loss)	(32,287)	(36,160)

Total NorthStar Realty Finance Corp. stockholders' equity	1,085,701	1,007,372
Non-controlling interests	26,094	32,242

Total equity	1,111,795	1,039,614

Total liabilities and equity	$5,052,995	$5,006,437

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues
Interest income	$80,712	$97,640
Rental and escalation income	28,433	32,927
Commission income	7,399	918
Other revenue	725	333

Total revenues	117,269	131,818
Expenses
Interest expense	35,298	33,420
Real estate properties—operating expenses	4,686	12,497
Asset management expenses	1,497	2,171
Commission expense	5,649	717
Other costs, net	192	—
Provision for loan losses	6,840	24,500
Provision for loss on equity investment	—	4,482
General and administrative
Salaries and equity-based compensation(1)	14,130	12,741
Auditing and professional fees	1,782	2,419
Other general and administrative	5,149	3,672

Total general and administrative	21,061	18,832
Depreciation and amortization	12,306	8,082

Total expenses	87,529	104,701

Income (loss) from operations	29,740	27,117
Equity in earnings (losses) of unconsolidated ventures	(501)	(2,228)
Other income (loss)	20,258	10,138
Unrealized gain (loss) on investments and other	(95,406)	(152,218)
Realized gain (loss) on investments and other	15,352	10,734

Income (loss) from continuing operations	(30,557)	(106,457)
Income (loss) from discontinued operations	—	409
Gain (loss) on sale from discontinued operations	—	5,031

Net income (loss)	(30,557)	(101,017)
Less: net (income) loss allocated to non-controlling interests	1,963	5,464
Preferred stock dividends	(5,323)	(5,231)
Contingently redeemable non-controlling interest accretion	—	(3,009)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(33,917)	$(103,793)

Net income (loss) per share from continuing operations (basic/diluted)	$(0.33)	$(1.40)
Income (loss) per share from discontinued operations (basic/diluted)	—	0.01
Gain per share on sale of discontinued operations (basic/diluted)	—	0.06

Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(0.33)	$(1.33)

Weighted average number of shares of common stock:
Basic	102,247,118	78,196,016

Diluted	107,393,827	82,534,563

Dividends declared per share of common stock	$0.15	$0.10

(1)
The quarters ended March 31, 2012 and 2011 include $2.3 million and $2.0 million, respectively, of equity-based compensation expense.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$(30,557)	$(101,017)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	2,195	—
Reclassification adjustment for gains (losses) included in net income (loss)	1,873	1,874

Total other comprehensive income (loss)	4,068	1,874
Comprehensive income (loss)	(26,489)	(99,143)
Less: Comprehensive (income) loss attributable to non-controlling interests	(1,768)	5,365

Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(28,257)	$(93,778)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in Thousands)

	Preferred Stock
	Series A		Series B		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders' Equity
							Additional Paid-in Capital				Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	2,400	$57,867	7,600	$183,505	78,105	$781	$723,102	$293,382	$(36,119)	$1,222,518	$55,173	$1,277,691
Net proceeds from offering of common stock	—	—	—	—	17,250	173	69,132	—	—	69,305	—	69,305
Reclassification of equity compensation to liability	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	—	—	—	144	144
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	(13,202)	(13,202)
Dividend reinvestment and stock purchase plan	—	—	—	—	62	—	264	—	—	264	—	264
Amortization of equity-based compensation	—	—	—	—	—	—	17	—	—	17	11,665	11,682
Contingently redeemable non-controlling interest accretion	—	—	—	—	—	—	—	(5,178)	—	(5,178)	—	(5,178)
Equity component of exchangeable notes	—	—	—	—	—	—	10,971	—	—	10,971	—	10,971
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(41)	(41)	26	(15)
Conversion of LTIP units	—	—	—	—	628	6	6,340	—	—	6,346	(6,346)	—
Dividends on common stock	—	—	—	—	—	—	—	(38,994)	—	(38,994)	(1,809)	(40,803)
Dividends on preferred stock	—	—	—	—	—	—	—	(20,925)	—	(20,925)	—	(20,925)
Net income (loss)	—	—	—	—	—	—	—	(236,911)	—	(236,911)	(11,273)	(248,184)

Balance at December 31, 2011	2,400	$57,867	7,600	$183,505	96,045	$960	$809,826	$(8,626)	$(36,160)	$1,007,372	$32,242	$1,039,614

Net proceeds from offering of common stock	—	$—	—	$—	17,250	$172	$90,140	$—	$—	$90,312	$—	$90,312
Net proceeds from offering of preferred stock	—	—	1,600	35,198	—	—	—	—	—	35,198	—	35,198
Redemptions of non-controlling interests	—	—	—	—	—	—	(2,357)	—	—	(2,357)	2,357	—
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	(6,797)	(6,797)
Dividend reinvestment plan	—	—	—	—	8	—	43	—	—	43	—	43
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	—	—	2,329	2,329
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	3,873	3,873	195	4,068
Conversion of LTIP units	—	—	—	—	54	1	175	—	—	176	(176)	—
Dividends on common stock	—	—	—	—	—	—	—	(14,999)	—	(14,999)	(2,093)	(17,092)
Dividends on preferred stock	—	—	—	—	—	—	—	(5,323)	—	(5,323)	—	(5,323)
Net income (loss)	—	—	—	—	—	—	—	(28,594)	—	(28,594)	(1,963)	(30,557)

Balance at March 31, 2012 (unaudited)	2,400	$57,867	9,200	$218,703	113,357	$1,133	$897,827	$(57,542)	$(32,287)	$1,085,701	$26,094	$1,111,795

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(30,557)	$(101,017)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	501	2,228
Depreciation and amortization	12,306	8,747
Amortization of premium/discount on investments	(19,957)	(30,967)
Interest accretion on investments	(337)	(708)
Amortization of deferred financing costs	860	1,307
Equity-based compensation	2,329	2,034
Unrealized (gain) loss on investments and other	73,864	124,564
Realized gain on sale of investments and other	(15,352)	(15,765)
Reversal of accrued loss and other costs	(22,041)	—
Other income	(258)	—
Distributions from unconsolidated ventures	252	133
Amortization of capitalized above/below market leases	(284)	—
Unbilled rent receivable	(686)	(169)
Provision for loss on equity investment	—	4,482
Provision for loan losses	6,840	24,500
Allowance for uncollectable accounts	118	33
Changes in assets and liabilities:
Restricted cash	(3,002)	(11,846)
Receivables	(5,340)	(5,363)
Other assets	9,982	4,499
Receivables from related parties	2,489	(1,301)
Accounts payable and accrued expenses	(23,794)	(5,953)
Real estate debt investment origination fees	888	2,333
Other liabilities	(216)	(2,471)

Net cash provided by (used in) operating activities	(11,395)	(700)
Cash flows from investing activities:
Acquisitions of operating real estate, net	(7,650)	—
Improvements of operating real estate	(399)	(16)
Deferred costs and intangible assets	(267)	(73)
Net proceeds from disposition of operating real estate	5,068	14,939
Acquisitions of real estate securities, available for sale	(54,871)	(93,070)
Proceeds from sales of real estate securities, available for sale	100,562	91,310
Repayments on real estate securities, available for sale	29,840	7,433
Originations/acquisitions of real estate debt investments	(47,781)	(48,814)
Repayments on real estate debt investments	63,120	53,884
Proceeds from sales of real estate debt investments	5,343	11,941
Other receivables	3,303	—
Investment in and advances to unconsolidated ventures	(1,165)	(392)
Distributions from unconsolidated ventures	169	163

Net cash provided by (used in) investing activities	95,272	37,305
Cash flows from financing activities:
Settlement of derivative instrument	(8,163)	—
Collateral held by derivative counterparties	—	3,000
Borrowings of mortgage notes	4,500	20,920
Repayments of mortgage notes	(2,168)	(21,458)
Borrowings under credit facility	9,607	—
Repayments of credit facility	(4,041)	—
Proceeds from CDO bonds reissuance	7,558	—
Proceeds from CDO bonds	10,000	5,000
Repayments of CDO bonds	(141,295)	(44,480)
Repurchases of CDO bonds	(7,450)	(34,170)
Repayments of secured term loans	—	(22,199)
Payment of deferred financing costs	(88)	(9,692)
Change in restricted cash	754	15,819
Proceeds from exchangeable senior notes	—	172,500
Repurchases of exchangeable senior notes	—	(37,698)
Proceeds from preferred stock offering	35,198	—
Proceeds from common stock offering	90,312	—
Proceeds from dividend reinvestment and stock purchase plan	43	76
Dividends (common and preferred)	(20,322)	(13,039)
Distributions / repayments to non-controlling interests	(8,890)	(3,685)

Net cash provided by (used in) financing activities	(34,445)	30,894
Net increase (decrease) in cash and cash equivalents	49,432	67,499
Cash and cash equivalents—beginning of period	144,508	125,439

Cash and cash equivalents—end of period	$193,940	$192,938

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts in Thousands, Except Per Share Data

1. Formation and Organization

        NorthStar Realty Finance Corp., a real estate finance company and Maryland corporation (the "Company"), is an internally-managed real estate investment trust ("REIT"), which was formed in October 2003 in order to continue and expand the commercial real estate ("CRE") debt, CRE securities and net lease businesses conducted by its predecessor. In addition, the Company engages in asset management and other activities related to real estate and real estate finance. Substantially all of the Company's assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership").

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission ("SEC").

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, and its subsidiaries, which are majority-owned and controlled by the Company or a variable interest entity ("VIE") where the Company is the primary beneficiary. All significant intercompany balances have been eliminated in consolidation.

        A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and its quantitative analysis on the forecasted cash flows of the entity. The Company reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

        A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls such entity's significant decisions. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

2. Summary of Significant Accounting Policies (Continued)

significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE's purpose and design, including the risks the VIE was designed to create and passthrough to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements. Actual results could differ materially from these estimates and assumptions.

Reclassifications

        Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

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

Real Estate Debt Investments

        CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination fees, discounts and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, and represents fair value.

Real Estate Securities

        The Company classifies its CRE securities as available for sale on the acquisition date. Available for sale securities are recorded at fair value. The Company has generally elected to apply the fair value

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

2. Summary of Significant Accounting Policies (Continued)

option of accounting for its CRE securities portfolio. For those CRE securities for which the fair value option of accounting was elected, any unrealized gains (losses) from changes in fair value are recorded in unrealized gains (losses) on investments and other in the Company's consolidated statements of operations.

        The Company may decide to not elect the fair value option for certain CRE securities due to the nature of the particular instrument. For those CRE securities for which the fair value option of accounting was not elected, any unrealized gains (losses) from the change in fair value is reported as a component of accumulated other comprehensive income (loss) in the Company's consolidated statements of equity, to the extent impairment losses are considered temporary.

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

Revenue Recognition

Real Estate Debt Investments

        Interest income is recognized on an accrual basis and any related discount, premium, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The accretion of discount or amortization of a premium is discontinued if such loan is reclassified to held for sale.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        Interest income is recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Changes to expected cash flows may result in a change to the yield which is then used prospectively to recognize interest income.

Operating Real Estate

        Rental income from operating real estate is derived from leasing of space to various types of corporate tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases.

Credit Losses and Impairment on Investments

Provision for Loan Losses

        Loans are considered impaired when based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

        Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment ("OTTI") as changes in fair value are recorded in the Company's consolidated statements of operations. Realized losses on such securities are reclassified to realized

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

2. Summary of Significant Accounting Policies (Continued)

gain (loss) on investments and other as losses occur. CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly.

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

Troubled Debt Restructuring

        CRE debt investments modified in a troubled debt restructuring ("TDR") are modifications granting a concession to a borrower experiencing financial difficulties where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. Management judgment is necessary to determine whether a loan modification is considered a TDR. Troubled debt that is fully satisfied via foreclosure, repossession or other transfers of assets is generally included in the definition of TDR. Loans acquired as a pool with deteriorated credit quality that have been modified are not considered a TDR.

Other

        Refer to the section of the Company's Annual Report on Form 10-K for the year ended December 31, 2011 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a full discussion of the Company's critical accounting policies.

Recently Issued Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective in the first interim or annual period beginning after December 15, 2011. The Company adopted this accounting update in the first quarter

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

2. Summary of Significant Accounting Policies (Continued)

2012 and the required disclosures have been incorporated into Note 4 of the consolidated financial statements. The adoption did not have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of OCI that must be reported but it eliminates the option to present other comprehensive income on the statement of equity. In December 2011, the FASB issued an accounting update to defer the requirement to present the reclassification adjustments to OCI by component and are currently redeliberating this requirement. The remaining requirements of the accounting update are effective for the Company the first quarter of 2012 and should be applied retrospectively to all periods reported after the effective date. There is no impact on the consolidated financial statements as the Company currently complies with the update.

3. Variable Interest Entities

        The Company has evaluated its CRE debt and security investments, investments in unconsolidated ventures, liabilities to subsidiary trusts issuing preferred securities ("junior subordinated notes") and its collateralized debt obligations ("CDOs") to determine whether they are a VIE. The Company monitors these investments and, to the extent it has determined that it potentially owns a majority of the current controlling class, analyzes them for potential consolidation. The Company will continue to analyze future investments and liabilities, as well as reconsideration events, including a modified loan deemed to be a troubled debt restructuring, pursuant to the VIE requirements. These analyses require considerable judgment in determining the primary beneficiary of a VIE. This could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise have been consolidated.

Consolidated VIEs (the Company is the primary beneficiary)

        The Company has sponsored nine CDOs, which are referred to as the N-Star CDOs. In addition, the Company has acquired the equity interests of two CDOs, the CSE RE 2006-A CDO ("CSE CDO") and the CapLease 2005-1 CDO ("CapLease CDO"). The Company collectively refers to subordinate CDO bonds, preferred shares and equity notes as equity interests in a CDO. In the case of the CSE CDO, the Company was delegated the collateral management and special servicing rights, and for the CapLease CDO, the Company acquired the collateral management rights.

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

        The following table displays the classification and carrying value of assets and liabilities of consolidated VIEs as of March 31, 2012 (amounts in thousands):

	Consolidated Variable Interest Entities
	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	N-Star IX	CSE CDO	CapLease CDO	Total
Assets of consolidated VIEs:
Restricted cash(1)	$8,793	$211	$55,658	$12,132	$87	$45,627	$8,589	$48,848	$31,285	$69,040	$4,208	$284,478
Operating real estate, net	—	—	—	68,000	—	—	—	243,010	—	5,350	—	316,360
Real estate securities, available for sale	169,313	149,550	152,911	30,894	168,793	35,625	197,843	9,022	334,125	57,721	13,500	1,319,297
Real estate debt investments, net	—	—	24,882	228,104	—	301,619	—	478,107	37,306	404,245	123,652	1,597,915
Investments in and advances to unconsolidated ventures	—	—	—	—	—	—	—	59,930	—	—	—	59,930
Receivables, net of allowance	1,587	1,312	1,600	1,426	1,687	1,018	2,426	3,148	3,875	3,493	734	22,306
Derivative assets, at fair value	—	—	—	—	—	—	25	—	—	—	—	25
Deferred costs and intangible assets, net	—	—	—	3,577	—	103	—	41,153	—	—	—	44,833
Assets of properties held for sale	—	—	—	—	—	—	—	—	—	897	—	897
Other assets	388	19	7	877	27	2,675	3,351	2,506	153	13,580	169	23,752

Total assets of consolidated VIEs(2)	180,081	151,092	235,058	345,010	170,594	386,667	212,234	885,724	406,744	554,326	142,263	3,669,793
Liabilities of consolidated VIEs:
CDO bonds payable	159,302	109,471	154,927	143,011	127,801	182,930	172,623	361,007	236,712	501,215	117,915	2,266,914
Mortgage notes payable	—	—	—	—	—	—	—	228,525	—	—	—	228,525
Secured term loan	—	—	—	—	—	14,682	—	—	—	—	—	14,682
Accounts payable and accrued expenses	918	81	775	1,507	458	563	341	4,832	1,598	3,151	1,199	15,423
Escrow deposits payable	—	—	—	4,731	—	27,129	—	23,907	339	16,572	705	73,383
Derivative liabilities, at fair value	4,743	9,664	15,910	—	37,620	8,103	49,859	25,011	48,180	12,897	—	211,987
Other liabilities	—	—	—	1,475	—	—	349	20,183	27,510	17	—	49,534

Total liabilities of consolidated VIEs(3)	164,963	119,216	171,612	150,724	165,879	233,407	223,172	663,465	314,339	533,852	119,819	2,860,448

Net assets	$15,118	$31,876	$63,446	$194,286	$4,715	$153,260	$(10,938)	$222,259	$92,405	$20,474	$22,444	$809,345

(1)
Includes $4.5 million available for re-investment in N-Star CDO IX.

(2)
Assets of each of the consolidated VIEs may only be used to settle obligations of the respective VIE.

(3)
Creditors of each of the consolidated VIEs have no recourse to the general credit of the Company.

        The Company did not provide financial support to any of its consolidated VIEs for the three months ended March 31, 2012. As of March 31, 2012, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its consolidated VIEs.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

        Based on management's analysis, the Company is not the primary beneficiary of VIEs it has identified since it does not have both the: (i) power to direct the activities that most significantly

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

3. Variable Interest Entities (Continued)

impact the VIE's economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of March 31, 2012.

Real Estate Securities

        The Company has identified eight CRE securities with a fair value of $83.3 million as a variable interest in a VIE. The Company has determined that it is not the primary beneficiary, and as such, the VIE should not be consolidated in the Company's financial statements.

        In 2011, in connection with three existing CMBS investments, the Company became the controlling class of a securitization the Company did not sponsor. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary. As such, these VIEs are not consolidated.

        In March 2011, in connection with existing investments of certain CMBS, the Company became the controlling class of a securitization that the Company did not sponsor. The Company determined it was the primary beneficiary due to having ownership in more than 50% of the controlling class and the right to appoint the special servicer, which gave the Company the power to direct the activities that impact the economic performance of the VIE. However, the Company sold a significant portion of this investment, and as such, it was determined the Company was no longer the primary beneficiary. Then, in September 2011, the Company was appointed special servicer for a loan in this securitization. The Company does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary. As such, the VIE is not consolidated.

        In June 2011, the Company acquired the "B-piece" in a new $2.1 billion CMBS securitization. The Company was appointed as special servicer for the securitization. The Company has determined that the securitization is a VIE. However, the Company, determined at that time and continues to believe that it does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary. As such, the VIE is not consolidated.

        In August 2011, the Company invested in a securitization collateralized by originally investment grade rated N-Star CDO bonds. The fair value is $22.4 million as of March 31, 2012. The Company has determined that the securitization is a VIE. However, the Company determined at that time and continues to believe that it does not have the power to direct the activities that most significantly impact the economic performance of the VIE and does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary. As such, the VIE is not consolidated.

        In February 2012, in connection with an existing CMBS investment, the Company became the controlling class of a securitization the Company did not sponsor and was appointed as special servicer for a loan in the securitization. The Company determined the securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary. As such, the VIE is not consolidated.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

3. Variable Interest Entities (Continued)

        In March 2012, the Company invested in a securitization collateralized by originally investment grade rated N-Star CDO bonds. The fair value is $23.4 million as of March 31, 2012. The Company has determined that the securitization is a VIE. However, the Company determined at that time and continues to believe that it does not have the power to direct the activities that most significantly impact the economic performance of the VIE and does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary. As such, the VIE is not consolidated.

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

        The following table displays the classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2012 (amounts in thousands):

	Unconsolidated Variable Interest Entities
	Junior Subordinated Notes, at Fair Value	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate securities, available for sale	$—	$83,333	$83,333	$83,333

Total assets		83,333	83,333	83,333
Junior subordinated notes, at fair value	176,928	—	176,928	NA

Total liabilities	176,928	—	176,928	NA

Net asset (liability)	$(176,928)	$83,333	$(93,595)	NA

(1)
The Company's maximum exposure to loss as of March 31, 2012 would not exceed the carrying value of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the three months ended March 31, 2012. As of March 31, 2012, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

4. Fair Value

Fair Value Measurement

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

Real Estate Securities

        CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities are valued based on a single broker quote or an internal price which have less observable pricing, and as such, are classified as Level 3 of the fair value hierarchy.

Derivative Instruments

        Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with market observable inputs such as interest rates and contractual cash flows, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. However, since the majority of the Company's derivatives are held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

4. Fair Value (Continued)

CDO Bonds Payable

        CDO bonds payable are valued using quotations from nationally recognized financial institutions that acted as underwriter for the transactions. These quotations are not adjusted and are generally based on valuation models using market observable inputs for interest rates and other unobservable inputs for assumptions related to the timing and amount of expected future cash flows, the discount rate, estimated prepayments and projected losses. CDO bonds payable are classified as Level 3 of the fair value hierarchy.

Junior Subordinated Notes

        Junior subordinated notes are valued using quotations from nationally recognized financial institutions. These quotations are not adjusted and are generally based on a valuation model using market observable inputs for interest rates and other unobservable inputs for assumptions related to the implied credit spread of the Company's other borrowings and the timing and amount of expected future cash flows. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

Fair Value Measurement

        Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

4. Fair Value (Continued)

        The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy (amounts in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$978,537	$273,014	$1,251,551
Third-party CDO notes	—	—	90,992	90,992
Unsecured REIT debt	—	85,195	338	85,533
Trust preferred securities	—	—	26,600	26,600
Agency debentures	—	22,265	—	22,265

Subtotal real estate securities, available for sale	—	1,085,997	390,944	1,476,941
Derivative assets	—	4,853	—	4,853

Total assets	$—	$1,090,850	$390,944	$1,481,794

Liabilities:
CDO bonds payable(1)	$—	$—	$2,148,999	$2,148,999
Junior subordinated notes	—	—	176,928	176,928
Derivative liabilities	—	211,987	—	211,987

Total liabilities	$—	$211,987	$2,325,927	$2,537,914

(1)
Excludes CapLease CDO bonds payable for which the fair value option was not elected.

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$936,315	$336,421	$1,272,736
Third-party CDO notes	—	—	63,567	63,567
Unsecured REIT debt	—	90,824	3,474	94,298
Trust preferred securities	—	—	19,145	19,145
Agency debentures	—	23,559	—	23,559

Subtotal real estate securities, available for sale	—	1,050,698	422,607	1,473,305
Derivative assets	—	5,735	—	5,735

Total assets	$—	$1,056,433	$422,607	$1,479,040

Liabilities:
CDO bonds payable(1)	$—	$—	$2,145,239	$2,145,239
Junior subordinated notes	—	—	157,168	157,168
Derivative liabilities	—	234,674	—	234,674

Total liabilities	$—	$234,674	$2,302,407	$2,537,081

(1)
Excludes CapLease CDO bonds payable for which the fair value option was not elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

4. Fair Value (Continued)

        The following table presents additional information about the Company's financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, for which the Company has utilized Level 3 inputs to determine fair value (amounts in thousands):

	March 31, 2012			December 31, 2011
	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance	$422,607	$2,145,239	$157,168	$492,576	$2,258,805	$191,250
Transfers into Level 3(1)	40,826	—	—	469,209	—	—
Transfers out of Level 3(1)	(102,874)	—	—	(434,036)	—	—
Purchases / borrowings / amortization	26,531	17,609	—	146,152	65,199	—
Sales	(18,052)	—	—	(111,437)	—	—
Paydowns	(10,236)	(129,537)	—	(23,361)	(325,989)	—
Repurchases	—	(7,450)	—	—	(75,316)	—
Losses (realized or unrealized)
Included in earnings	(12,682)	125,579	19,760	(216,939)	225,186	—
Included in other comprehensive income (loss)	—	—	—	(7,676)	—	—
Gains (realized or unrealized)
Included in earnings	39,752	(2,441)	—	108,109	(2,646)	(34,082)
Included in other comprehensive income (loss)	5,072	—	—	10	—	—

Ending balance	$390,944	$2,148,999	$176,928	$422,607	$2,145,239	$157,168

Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$(7,586)	$(123,138)	$(19,760)	$(121,258)	$(197,053)	$34,082

(1)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or a broker quotation that has become less observable during the period. Transfers are assumed to occur at the beginning of the period.

        The Company relied on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used. The Company believes such broker quotes may be based on market transactions with comparable coupons and credit (such as credit support and delinquency rates). Significant increases (decreases) in any one of the inputs in isolation may result in a significantly different fair value for, financial assets and liabilities utilizing such Level 3 inputs.

        The Company's non-recurring financial measurements include the measurement of provision for loan losses on CRE debt and provision for loss on equity investments in unconsolidated ventures, which are classified as Level 3 of the fair value hierarchy. For the three months ended March 31, 2012, the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

4. Fair Value (Continued)

provision for loan losses are generally based on a discounted cash flow model of a loan's underlying collateral. The key unobservable inputs used to determine the provision for loan loss for the three months ended March 31, 2012, included discount rates ranging from 7.0% to 15.5% and capitalization rates ranging from 5.0% to 23.0%. Refer to Note 7 for a further discussion of impairment on our CRE debt and Note 8 for a discussion of impairment on investments in unconsolidated ventures, if any.

Fair Value Option

        The Company has generally elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities; CDO bonds payable; and junior subordinated notes. The Company may decide not to elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. As of March 31, 2012, the Company had 16 CRE securities with an aggregate carrying value of $137.5 million for which the fair value option was not elected and the CapLease CDO bonds payable with a carrying value of $117.9 million for which the fair value option was not elected.

        The following table sets forth the fair value of the Company's financial instruments for which the fair value option was elected as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012	December 31, 2011
Assets:
Real estate securities, available for sale:(1)
CMBS	$1,172,900	$1,199,660
Third-party CDO notes	32,116	40,231
Unsecured REIT debt	85,533	94,298
Trust preferred securities	26,600	19,145
Agency debentures	22,265	23,559

Total assets	$1,339,414	$1,376,893

Liabilities:
CDO bonds payable(2)	$2,148,999	$2,145,239
Junior subordinated notes	176,928	157,168

Total liabilities	$2,325,927	$2,302,407

(1)
March 31, 2012 excludes 16 CRE securities with an aggregate carrying value of $137.5 million for which the fair value option was not elected. December 31, 2011 excludes ten CRE securities with an aggregate carrying value of $96.4 million for which the fair value option was not elected.

(2)
March 31, 2012 and December 31, 2011 excludes CapLease CDO bonds payable with a carrying value of $117.9 million and $128.7 million for which the fair value option was not elected, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

4. Fair Value (Continued)

        The following table presents the difference between the fair value and the aggregate principal amount of assets and liabilities, for which the fair value option has been elected as of March 31, 2012 (amounts in thousands):

	Fair Value at March 31, 2012	Amount Due Upon Maturity	Difference
Assets:
Real estate securities, available for sale:(1)
CMBS(2)	$1,172,900	$2,559,934	$(1,387,034)
Third-party CDO notes	32,116	213,372	(181,256)
Unsecured REIT debt	85,533	85,613	(80)
Trust preferred securities	26,600	40,000	(13,400)
Agency debentures	22,265	63,000	(40,735)

Total assets	$1,339,414	$2,961,919	$(1,622,505)

Liabilities:
CDO bonds payable(3)	$2,148,999	$3,845,879	$(1,696,880)
Junior subordinated notes	176,928	280,117	(103,189)

Total liabilities	$2,325,927	$4,125,996	$(1,800,069)

(1)
Excludes 16 securities for which the fair value option was not elected.

(2)
Includes interest-only CMBS with an aggregate carrying value of $4.2 million that have no amounts due upon maturity but have notional amounts upon which cash flows are paid and received as interest only.

(3)
Excludes the CapLease CDO bonds payable for which the fair value option was not elected.

        For the three months ended March 31, 2012 and 2011, the Company recognized a net loss of $88.3 million and $143.5 million, respectively, related to financial assets and liabilities for which the fair value option was elected. These amounts are recorded as unrealized gain (loss) on investments and other in the Company's consolidated statements of operations.

        The change in fair value of CDO bonds payable and junior subordinated notes for which the fair value option was elected was a net loss of $142.9 million and $330.9 million, for the three months ended March 31, 2012 and 2011, respectively, and is primarily due to the impact of changes to instrument-specific credit spreads. The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

4. Fair Value (Continued)

Fair Value of Financial Instruments

        In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. Estimated fair value of financial instruments was determined by the Company, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

        The fair value of certain financial assets and liabilities and other financial instruments are shown below as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012			December 31, 2011
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$3,125,325	$1,476,941	$1,476,941	$3,234,145	$1,473,305	$1,473,305
Real estate debt investments, net	2,349,984	1,686,231	1,588,715	2,354,932	1,710,582	1,609,517
Derivative assets(2)(3)	468,500	4,853	4,853	468,500	5,735	5,735
Financial liabilities:(1)
CDO bonds payable(2)	$3,984,714	$2,266,914	$2,265,255	$4,125,769	$2,273,907	$2,273,253
Mortgage notes payable	785,589	785,589	801,520	783,257	783,257	801,710
Credit facility	69,825	69,825	69,825	64,259	64,259	64,259
Secured term loan	14,682	14,682	15,425	14,682	14,682	15,443
Exchangeable senior notes	228,665	216,546	230,001	228,665	215,853	221,948
Junior subordinated notes(2)	280,117	176,928	176,928	280,117	157,168	157,168
Derivative liabilities(2)(3)	1,706,580	211,987	211,987	1,836,972	234,674	234,674

(1)
The fair value of other financial instruments not included in this table is estimated to approximate their carrying amounts.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

(3)
Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $197.3 million.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of the reporting date. Although management is not aware of any factors that would significantly affect fair value, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

4. Fair Value (Continued)

Real Estate Debt Investments, Net

        For CRE debt investments, fair value of the fixed- and floating-rate investments was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Prices were calculated assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. For any CRE debt investments that are deemed impaired, carrying value approximates fair value. These fair value measurements of CRE debt are generally based on unobservable inputs and are, therefore, classified as Level 3 of the fair value hierarchy.

Mortgage Notes Payable

        For fixed-rate mortgage notes payable, the Company uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs and are classified as Level 2 of the fair value hierarchy.

Credit Facility

        The Company has amounts outstanding under a term credit facility entered into in the fourth quarter 2011 that bears floating rate of interest. As of the reporting date, the Company believes the carrying value approximates fair value. This fair value measurement is based on observable inputs and is classified as Level 2 of the fair value hierarchy.

Secured Term Loan

        Secured term loan includes the Company's Term Asset-Backed Securities Loan Facility ("TALF") borrowing. The estimated fair value is based on interest rates available for issuance of debt with similar terms and remaining maturities. This fair value measurement is based on observable inputs and is classified as Level 2 of the fair value hierarchy.

Exchangeable Senior Notes

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs and are classified as Level 2 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

4. Fair Value (Continued)

        The following table summarizes the exchangeable senior notes as of March 31, 2012 (amounts in thousands):

	Principal Amount	Carrying Value	Fair Value
7.25% Notes	$20,455	$20,431	$20,523
11.50% Notes	35,710	35,443	38,013
7.50% Notes(1)	172,500	160,672	171,465

Total	$228,665	$216,546	$230,001

(1)
As of March 31, 2012, the exchange rate adjusted based on the Company's prior two quarterly common stock dividends resulting in an exchange price of $6.36.

5. Operating Real Estate

REO Held for Investment

        In January 2012, the Company acquired a 71-unit independent living facility located in Lancaster, Ohio for $6.5 million. Contemporaneously, the Company entered into a borrowing agreement for $4.5 million.

        In January 2012, in connection with a foreclosure, the Company acquired a healthcare property located in Kenton, Kentucky. The Company's loan had a zero carrying value at the time of foreclosure. Contemporaneous with the foreclosure, the Company purchased the remaining interest in the loan from a third party for $0.8 million implying a total value of $1.0 million and as a result, the Company recorded $0.2 million in other income (loss) in the consolidated statements of operations.

        The Company estimated the fair value of the assets and liabilities for all real estate acquired at the date of acquisition. The final allocation of the purchase price is subject to refinement upon receipt of all information requested related to the properties. The following summarizes our preliminary allocation of purchase price of the assets and liabilities assumed upon acquisition related to 2011 and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

5. Operating Real Estate (Continued)

2012 acquisitions that continue to be subject to refinement upon receipt of all information (amounts in thousands):

Assets:
Restricted cash	$9,175
Operating real estate, net	244,550
Deferred costs and intangible assets	48,345
Other assets	878

Total assets	$302,948

Liabilities:
Mortgage notes payable	$216,500
Accounts payable and accrued expenses	4,167
Other liabilities	22,870

Total liabilities	243,537
Total equity	59,411

Total liabilities and equity	$302,948

Other REO Acquisitions

        For the three months ended March 31, 2012, the Company acquired other REO in connection with a foreclosure of a retail property located in Park City, Utah. The original loan balance on the property was $10.7 million and the initial REO value recorded was $4.0 million, which approximated fair value.

Operating Real Estate Sales

        For the three months ended March 31, 2012, the Company sold land in Aventura, Florida for total sale proceeds of $5.1 million, resulting in a gain of $2.0 million. In addition, for the three months ended March 31, 2012, the Company sold eight timeshare units for total sales proceeds of $3.4 million, including seller financing of $0.1 million, resulting in a realized gain of $3.0 million. The Company also recorded $2.1 million of prior gains no longer deferred related to timeshare units.

Discontinued Operations

        For the three months ended March 31, 2012, assets held for sale relate to land that is not deemed to be a discontinued operation. The following table summarizes income from discontinued operations

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

5. Operating Real Estate (Continued)

and related gain on sale of discontinued operations for the three months ended March 31, 2011 (amounts in thousands):

Three Months Ended March 31, 2011
Revenue:
Rental and escalation income	$2,801
Interest and other income	67

Total revenue	2,868

Expenses:
Real estate properties—operating expenses	507
Interest expense	847
Auditing and professional fees	57
Other general and administrative expenses	394
Depreciation and amortization	654

Total expenses	2,459

Income (loss) from discontinued operations	409
Gain on disposition of discontinued operations	5,031

Total income from discontinued operations	$5,440

        For the three months ended March 31, 2011, the income from discontinued operations principally related to a multifamily property, an office property, a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin and a leasehold interest in retail space located in New York. Gain on sale from discontinued operations for the three months ended March 31, 2011 is primarily related to the sale of a leasehold interest in retail space located in New York.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

6. Real Estate Securities, Available for Sale

        As of March 31, 2012, the Company held the following CRE securities (amounts in thousands):

	Number	Principal Amount	Amortized Cost	Cumulative Unrealized (Loss) Gain on Investments(1)	Fair Value(2)	Allocation by Investment Type(3)	Weighted Average Coupon	Weighted Average Yield(4)
Asset Type:
CMBS	590	$2,637,500	$1,868,986	$(617,435)	$1,251,551	84.4%	4.18%	10.46%
Third-party CDO notes	41	299,212	230,042	(139,050)	90,992	9.6%	0.63%	11.94%
Unsecured REIT debt	17	85,613	80,300	5,233	85,533	2.7%	5.77%	3.82%
Trust preferred securities	5	40,000	35,153	(8,553)	26,600	1.3%	2.45%	9.40%
Agency debentures	4	63,000	16,875	5,390	22,265	2.0%	NA	4.11%

Total	657	$3,125,325	$2,231,356	$(754,415)	$1,476,941	100.0%	3.77%	10.28%

(1)
Includes 16 CRE securities for which the fair value option was not elected, representing $5.3 million net unrealized losses included in other comprehensive income (loss).

(2)
$1,319.3 million in fair value served as collateral for the Company's consolidated CDO financing transactions and $78.7 million served as collateral under the Company's CMBS Facility (refer to Note 9) as of March 31, 2012. The remainder is either financed under other borrowing arrangements or unleveraged.

(3)
Based on principal amount.

(4)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of March 31, 2012.

        The CMBS portfolio as of March 31, 2012 is comprised of 590 assets that are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, the portfolio is typically well-diversified by collateral type and geography. As of March 31, 2012, contractual maturities of the CRE securities portfolio ranged from three months to 44 years with a weighted average expected maturity of 3.8 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

6. Real Estate Securities, Available for Sale (Continued)

        As of December 31, 2011, the Company held the following CRE securities (amounts in thousands):

	Number	Principal Amount	Amortized Cost	Cumulative Unrealized (Loss) Gain on Investment(1)	Fair Value(2)	Allocation by Investment Type(3)	Weighted Average Coupon	Weighted Average Yield(4)
Asset Type:
CMBS	618	$2,767,828	$1,964,843	$(692,107)	$1,272,736	85.6%	4.42%	9.72%
Third-party CDO notes	44	269,081	210,080	(146,513)	63,567	8.3%	0.86%	10.80%
Unsecured REIT debt	22	94,236	88,870	5,428	94,298	2.9%	5.99%	2.75%
Trust preferred securities	5	40,000	35,105	(15,960)	19,145	1.2%	2.47%	10.06%
Agency debentures	4	63,000	16,659	6,900	23,559	2.0%	NA	3.84%

Total	693	$3,234,145	$2,315,557	$(842,252)	$1,473,305	100.0%	4.06%	9.50%

(1)
Includes ten CRE securities for which the fair value option was not elected, representing $7.5 million net unrealized losses included in other comprehensive income (loss).

(2)
$1,358.3 million in fair value served as collateral for the Company's consolidated CDO financing transactions and $73.1 million served as collateral under the Company's CMBS Facility (refer to Note 9) as of December 31, 2011. The remainder is either financed under other borrowing arrangements or unleveraged.

(3)
Based on principal amount.

(4)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2011.

        For the three months ended March 31, 2012, proceeds from the sale of CRE securities were $100.6 million, resulting in a net realized gain of $5.9 million.

        The Company's CRE securities portfolio includes 16 securities for which the fair value option was not elected. As of March 31, 2012, the aggregate carrying value of these securities was $137.5 million, representing a $5.3 million net unrealized loss included in other comprehensive income (loss). For securities with an unrealized loss as of March 31, 2012, such unrealized loss was for a period of less than 12 months. Based on management's quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

7. Real Estate Debt Investments

        As of March 31, 2012, the Company held the following CRE debt investments (amounts in thousands):

					Weighted Average
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)	Floating Rate as % of Principal Amount
Asset Type:
First mortgage loans	75	$1,547,292	$1,088,951	65.8%	4.92%	2.77%	3.29%	7.73%	93.8%
Mezzanine loans	18	472,504	334,053	20.1%	6.42%	1.41%	—	3.33%	65.9%
Subordinate mortgage interests	8	130,782	95,401	5.6%	6.40%	4.19%	—	5.82%	77.4%
Credit tenant loans(6)	52	135,433	128,595	5.8%	6.57%	—	—	7.06%	0.0%
Term loans	5	63,973	39,231	2.7%	7.75%	3.75%	—	7.53%	8.4%

Total/Weighted average	158	$2,349,984	$1,686,231	100.0%	6.33%	2.61%	3.29%	6.70%	79.5%

(1)
$1,597.9 million in carrying value served as collateral for the Company's consolidated CDO financing transactions and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $59.5 million. The Company expects that $57.5 million of these commitments will be funded from the Company's CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $2.0 million.

(2)
Includes 13 loans with an aggregate carrying value of $117.5 million on non-accrual status, which were primarily first mortgage loans. One of these loans is classified as non-performing. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate generally as part of a loan restructure. Non-accrual excludes $137.3 million carrying value of loans where we do not recognize interest income on the accrual rate but do recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$134.6 million principal amount of the Company's CRE debt investments have a weighted average LIBOR floor of 3.79%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of March 31, 2012, and for debt with a LIBOR floor, using such floor.

(6)
Includes 20 corporate credit notes with an aggregate principal amount of $11.9 million and aggregate carrying value of $11.8 million.

        As of December 31, 2011, the Company held the following CRE debt investments (amounts in thousands):

					Weighted Average
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)	Floating Rate as % of Principal Amount
Asset Type:
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

(1)
$1,627.0 million in carrying value served as collateral for the Company's consolidated CDO financing transactions and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $55.7 million. The Company expected that $51.7 million of these commitments would be funded from the Company's CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $4.0 million.

(2)
Includes 12 loans with an aggregate carrying value of $73.8 million on non-accrual status, which were primarily first mortgage loans. Three of these loans are classified as non-performing. Non-accrual excludes $138.2 million carrying value of loans where we do not recognize interest income on the accrual rate but do recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$139.8 million principal amount of the Company's CRE debt investments have a weighted average LIBOR floor of 3.79%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

7. Real Estate Debt Investments (Continued)

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2011, and for debt with a LIBOR floor, using such floor.

(6)
Includes 23 corporate credit notes with an aggregate principal amount of $12.8 million and an aggregate carrying value of $12.7 million.

        For the three months ended March 31, 2012, the Company acquired six loans with a principal amount of $89.7 million for a purchase price of $33.2 million. For the three months ended March 31, 2011, the Company acquired four loans with a principal amount of $50.0 million for a purchase price of $39.3 million.

        For the three months ended March 31, 2012, the Company sold one loan for a realized gain of $0.4 million. For the three months ended March 31, 2011, the Company sold one loan for a realized gain of $1.6 million.

        Maturities of CRE debt investments based on principal amount as of March 31, 2012 are as follows (amounts in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Delinquent(2)	$39,072	$39,072
April 1 - December 31, 2012	290,525	173,558
Years Ending December 31:
2013	299,063	282,909
2014	569,320	208,588
2015	512,040	625,562
2016	226,911	431,481
Thereafter	413,053	588,814

Total	$2,349,984	$2,349,984

(1)
Reflects modifications executed subsequent to March 31, 2012.

(2)
Excludes $88.5 million principal amount of a loan related to the John Hancock Tower ("Hancock Loan") which was in maturity default as of March 31, 2012, but was restructured on May 4, 2012 resulting in a final maturity of October 2013 including two six-month extensions. The Hancock Loan is comprised of the Company's original investment of $44.0 million principal amount with a $37.4 million carrying value and $44.5 million principal amount acquired in connection with the restructure in the first quarter 2012 for $3.6 million. The Company invested an additional $13.35 million in connection with the restructure.

        The aggregate carrying value of delinquent loans, excluding the Hancock Loan, all of which are due to a maturity default, was $28.7 million as of March 31, 2012. The weighted average maturity including extensions of the CRE debt investments is 4.1 years.

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties and the Company may also extend contractual maturities in connection with loan modifications. The contractual amounts differ from the carrying

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

7. Real Estate Debt Investments (Continued)

values due to unamortized origination fees and costs, unamortized premiums and discounts and loan loss reserves being reported as part of the carrying value of the investment. As of March 31, 2012, the Company had $493.1 million of unamortized discounts ($392.6 million related to the CSE CDO) and $4.5 million of unamortized origination fees. Maturity Including Extensions in the table above assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

        In July 2010, in connection with the acquisition of the equity interests in the CSE CDO, the Company consolidated certain CRE debt investments with deteriorated credit quality. As of March 31, 2012, such debt had an aggregate principal amount of $375.4 million and an aggregate carrying value of $71.2 million, of which $51.4 million of the remaining discount will be accreted. The change in the accreted amount for the three months ended March 31, 2012 was due to loan sales and payoffs, foreclosures and changes to estimated recoverable amounts.

        The following table summarizes the status of the Company's loan portfolio (amounts in thousands):

	Carrying Value as of March 31, 2012					Carrying Value as of December 31, 2011
	Loan Count	All Other Loans	Loan Count	Non- Performing Loans	Total(1)	Loan Count	All Other Loans	Loan Count	Non- Performing Loans	Total(1)
Real Estate Debt Investments:
First mortgage loans	74	$1,098,224	1	$12,500	$1,110,724	73	$1,103,839	2	$12,500	$1,116,339
Mezzanine loans	18	431,677	—	—	431,677	17	426,742	—	—	426,742
Subordinate mortgage interests	7	100,179	1	26,572	126,751	7	116,663	2	38,462	155,125
Credit tenant loans	52	128,595	—	—	128,595	55	140,342	—	—	140,342
Term loans	5	54,648	—	—	54,648	6	59,818	—	—	59,818

Total real estate debt investments	156	1,813,323	2	39,072	1,852,395	158	1,847,404	4	50,962	1,898,366
Loan loss reserves	18	(155,841)	1	(10,323)	(166,164)	15	(139,001)	3	(48,783)	(187,784)

Total real estate debt investments, net		$1,657,482		$28,749	$1,686,231		$1,708,403		$2,179	$1,710,582

        The Company's maximum additional exposure to loss related to the non-performing loans as of March 31, 2012 and December 31, 2011 is $28.7 million and $2.2 million, respectively. The March 31, 2012 amount excludes the Hancock Loan.

Provision for Loan Losses

        For the three months ended March 31, 2012, the Company recorded $6.8 million of provision for loan losses related to four loans. For the three months ended March 31, 2011, the Company recorded $24.5 million of provision for loan losses related to eight loans. Activity in loan loss reserves on CRE

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

7. Real Estate Debt Investments (Continued)

debt investments for the three months ended March 31, 2012 and 2011, is as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance	$187,784	$197,200
Provision for loan losses	6,840	24,500
Write-off and sales	(28,460)	(33,136)

Ending balance	$166,164	$188,564

        The Company considers impaired loans to generally include non-performing loans ("NPLs"), loans with a loan loss reserve, loans on non-accrual status and TDRs. As of March 31, 2012 and December 31, 2011, impaired loans are comprised of the following (amounts in thousands):

	March 31, 2012(2)				December 31, 2011(3)
	Number of Loans	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number of Loans	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	11	$240,300	$121,668	$21,773	11	$208,626	$97,655	$21,383
Subordinate mortgage interests	4	58,672	27,322	31,350	4	2,002	2,002	58,560
Mezzanine loans	10	315,482	176,987	97,624	9	270,982	178,530	92,424
Term loans	2	51,613	27,154	15,417	2	51,613	27,154	15,417

Total	27	$666,067	$353,131	$166,164	26	$533,223	$305,341	$187,784

(1)
Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium/discount and loan loss reserves included in the carrying value of the investment.

(2)
Excludes one NPL with a principal amount of $26.6 million, five non-accrual loans with a principal amount of $171.4 million (one of which is included in TDR) and three TDRs with a principal amount of $46.1 million that do not have loan loss reserves. These loans are primarily first mortgage loans.

(3)
Excludes one NPL with a principal amount of $0.9 million and eight non-accrual loans (inclusive of all TDRs) with a principal amount of $137.9 million that do not have loan loss reserves. These loans are all first mortgage loans.

Credit Quality Monitoring

        The Company's CRE debt investments are typically secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its debt investments principally based upon whether the borrower is currently paying contractual debt service and/or whether the Company believes it will be able to do so in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity. Those debt investments for which the Company expects to receive full payment of contractual principal and interest payments are categorized as "loans with no loan loss reserve/non-accrual status." The Company groups weaker credit quality debt investments that are not considered a NPL, for which it believes there is an impairment such that future collection of all or some portion of principal and interest is in doubt, in a category called "other loans with a loan loss reserve." The Company's weakest

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

7. Real Estate Debt Investments (Continued)

credit quality debt investments are NPLs. The Company categorizes a debt investment as an NPL if it is in maturity default and/or is past due at least 90 days on its contractual debt service payments.

        The following table is a summary of the carrying value of the CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (amounts in thousands):

	March 31, 2012	December 31, 2011
Credit Quality Indicator:
Loans with no loan loss reserve:
First mortgage loans	$1,007,222	$1,011,889
Subordinate mortgage interests	68,080	94,564
Mezzanine loans	157,067	155,787
Credit tenant loans	128,593	140,342
Term loans	12,076	17,247

Subtotal	1,373,038	1,419,829
Other loans with a loan loss reserve/non-accrual status:(1)
First mortgage loans	79,553	80,889
Subordinate mortgage interests	750	2,000
Mezzanine loans	176,987	178,531
Term loans	27,154	27,154

Subtotal	284,444	288,574
Non-performing loans:(2)
First mortgage loans	2,177	2,177
Subordinate mortgage interests	26,572	2

Subtotal	28,749	2,179

Total	$1,686,231	$1,710,582

(1)
Includes six loans with a 100% loan loss reserve representing an aggregate principal amount of $45.4 million for both periods.

(2)
Excludes the Hancock Loan.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

7. Real Estate Debt Investments (Continued)

        The following table summarizes the Company's average carrying value of impaired loans by type and the income recorded on such loans subsequent to their impairment for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	March 31, 2012			March 31, 2011
	Number of Loans	Average Carrying Value	For the Quarter Ended Income	Number of Loans	Average Carrying Value	For the Quarter Ended Income
Class of Debt:
First mortgage loans	11	$117,296	$330	14	$95,344	$507
Subordinate mortgage interests	4	27,947	338	4	12,150	227
Mezzanine loans	10	177,818	2,375	12	166,463	2,687
Term loans	2	27,154	1,026	2	27,154	1,015

Total/weighted average	27	$350,215	$4,069	32	$301,111	$4,436

        As of March 31, 2012, the Company's loan portfolio interest aging was $0.5 million for receivables past due 1 to 90 days and an immaterial amount relating to receivables past due greater than 90 days (inclusive of its NPLs).

        As of March 31, 2012, the Company had one subordinated mortgage interest with a principal amount of $26.6 million past due less than 30 days and one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days. As of December 31, 2011, the Company had one subordinated mortgage interest with a principal amount of $10.0 million past due less than 30 days, one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days and one subordinated mortgage interest with a principal amount of $28.5 million past due greater than 90 days. These amounts exclude non-accrual loans discussed in the charts above.

Troubled Debt Restructurings

        The following table summarizes CRE debt investments modified that are considered a TDR for the three months ended March 31, 2012 (amounts in thousands):

	Number of Loans	Principal Amount	Carrying Value	Loan Loss Reserves	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	3	$46,120	$31,220	$—	3.04%	2.62%
Subordinate mortgage interests	1	12,100	—	12,100	3.35%	0.03%
REO(1)	2	NA	3,976	NA	NA	NA

Total/weighted average	6	$58,220	$35,196	$12,100	3.10%	2.08%

(1)
Represents the carrying value of the loans at the time of foreclosure. Refer to Note 5 for more details.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

7. Real Estate Debt Investments (Continued)

        The following table summarizes CRE debt investments modified that are considered a TDR for the three months ended March 31, 2011 (amounts in thousands):

	Number of Loans	Principal Amount	Carrying Value	Loan Loss Reserves	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans(1)	3	$53,717	$32,174	$—	7.10%	2.10%
Mezzanine loans(1)(2)	2	101,156	45,478	55,950	4.04%	0.21%
REO(3)	1	NA	56,552	NA	NA	NA

Total/weighted average	6	$154,873	$134,204	$55,950	5.10%	0.87%

(1)
Includes multiple loans to a single borrower related to mostly contiguous collateral.

(2)
One loan with a principal amount of $88.1 million experienced an interest payment default prior to modification in 2011.

(3)
Represents the carrying value of the loans at the time of foreclosure.

        For the three months ended March 31, 2012 and 2011, all loans modified in a TDR generally provided interest rate concessions and/or deferral of principal repayments.

8. Investment in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are accounted for using the equity method. Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

Meadowlands

        The Company owns a $109.7 million interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is secured by a retail/entertainment complex located in East Rutherford, New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. The Company accounts for its 22% equity interest in the investment under the equity method of accounting. As of March 31, 2012 and December 31, 2011, the carrying value of the Company's investment in the NJ Property was $65.0 million and $65.5 million, respectively. For the three months ended March 31, 2012, the Company recognized equity in losses of $0.5 million. For the three months ended March 31, 2011, the Company recognized a provision for loss on equity investment of $4.5 million and equity in losses of $2.1 million.

LandCap Partners

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall") to form LandCap Partners and LandCap LoanCo.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

8. Investment in and Advances to Unconsolidated Ventures (Continued)

(collectively referred to as "LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of March 31, 2012 and December 31, 2011, the Company's 49% interest in LandCap was $14.3 million and $14.4 million, respectively. As of March 31, 2012 and December 31, 2011, LandCap had investments totaling $33.8 million and $34.0 million, respectively. For the three months ended March 31, 2012 and 2011, the Company recognized equity in losses of $0.1 million and $0.4 million, respectively.

CS Federal Drive, LLC

        In February 2006, the Company, through a joint venture with an institutional investor, CS Federal Drive, LLC ("CS/Federal"), acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, mortgage notes totaling $38.0 million and the remainder in cash. The borrowings mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%, respectively. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment. These costs are amortized over the useful lives of the assets held by the joint venture. As of March 31, 2012 and December 31, 2011, the Company had an investment in CS/Federal of $5.6 million and $5.7 million, respectively. For the three months ended March 31, 2012 and 2011, the Company recognized equity in earnings of $0.2 million and $0.1 million, respectively.

NorthStar Real Estate Income Trust, Inc.

        As of March 31, 2012, the Company owns 2.2% of the common stock in NorthStar Real Estate Income Trust, Inc. ("NorthStar Income"), a CRE debt-oriented REIT sponsored by the Company, with a commitment to purchase up to $10 million of shares of NorthStar Income's common stock during the period through July 12, 2013, in the event that its distributions to stockholders exceed its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, the Company has purchased 117,055 shares for $1.1 million for the three months ended March 31, 2012 resulting in aggregate 370,257 shares acquired for $3.3 million since inception. As of March 31, 2012 and December 31, 2011, the Company had an investment in NorthStar Income of $5.0 million and $4.0 million, respectively. For the three months ended March 31, 2012 and 2011, the Company recognized immaterial amounts in equity in earnings.

NorthStar Real Estate Securities Opportunity Fund

        A subsidiary of the Company, as general partner of NorthStar Real Estate Securities Opportunity Fund ("Securities Fund"), liquidated the Securities Fund in 2011. The Company owned a 34.3% interest in Securities Fund. For the three months ended March 31, 2011, the Company recognized an immaterial amount of equity in losses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

9. Borrowings

        The Company's outstanding borrowings as of March 31, 2012 and December 31, 2011 are as follows (amounts in thousands):

				March 31, 2012		December 31, 2011
	Recourse vs. Non-Recourse	Final Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 2.09%(3)	$170,341	$159,302	$171,178	$154,110
N-Star II	Non-recourse	Jun-39	LIBOR + 1.46%(3)	147,613	109,471	149,438	103,475
N-Star III	Non-recourse	Jun-40	LIBOR + 0.61%(3)	278,618	154,927	274,454	129,537
N-Star IV	Non-recourse	Jul-40	LIBOR + 0.59%(3)	203,375	143,011	232,749	157,862
N-Star V	Non-recourse	Sep-45	LIBOR + 0.64%(3)	314,495	127,801	327,463	126,251
N-Star VI	Non-recourse	Jun-41	LIBOR + 0.50%(3)	273,886	182,930	278,049	184,552
N-Star VII	Non-recourse	Jun-51	LIBOR + 0.36%(3)	373,734	172,623	425,580	180,155
N-Star VIII	Non-recourse	Feb-41	LIBOR + 0.44%(3)	592,813	361,006	583,050	353,684
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%(3)	682,980	236,712	682,980	228,704
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.38%(3)	808,024	501,216	850,235	526,909
CapLease CDO	Non-recourse	Jan-40	4.94%(4)	138,835	117,915	150,593	128,668

Subtotal CDO bonds payable				3,984,714	2,266,914	4,125,769	2,273,907

Mortgage notes payable:(5)
Core net lease
Salt Lake City, UT	Non-recourse	Sep-12	5.16%	14,513	14,513	14,625	14,625
South Portland, ME	Non-recourse	Jun-14	7.34%	4,213	4,213	4,266	4,266
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	3,197	3,197	3,221	3,221
Reading, PA	Non-recourse	Jan-15	5.58%	13,294	13,294	13,366	13,366
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	45,207	45,207	45,416	45,416
Keene, NH	Non-recourse	Feb-16	5.85%	6,449	6,449	6,478	6,478
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,570	16,570	16,635	16,635
Aurora, CO	Non-recourse	Jul-16	6.22%	32,048	32,048	32,159	32,159
DSG Portfolio	Non-recourse	Oct-16	6.17%	32,692	32,692	32,823	32,823
Indianapolis, IN	Non-recourse	Feb-17	6.06%	27,317	27,317	27,416	27,416
Milpitas, CA	Non-recourse	Mar-17	5.95%	21,011	21,011	21,141	21,141
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC	Non-recourse	Apr-17	6.21%	2,078	2,078	2,162	2,162
Columbus, OH	Non-recourse	Dec-17	6.48%	22,857	22,857	22,937	22,937

Subtotal Core net lease				274,146	274,146	275,345	275,345

Healthcare net lease
Hillsboro, OR	Non-recourse	Jan-14	5.94%	31,991	31,991	32,104	32,104
WF Portfolio	Non-recourse	May-15	LIBOR + 5.95%(6)	57,371	57,371	57,589	57,589
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,921	20,921	20,921	20,921
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	157,099	157,099	157,688	157,688
Tuscola/Harrisburg	Non-recourse	Jan-17	7.09%	7,753	7,753	7,781	7,781
East Arlington, TX	Non-recourse	May-17	5.89%	3,292	3,292	3,304	3,304
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%(7)	4,491	4,491	—	—

Subtotal Healthcare net lease				282,918	282,918	279,387	279,387

Real estate owned
Phoenix, AZ	Non-recourse	May-17	4.25%	212,000	212,000	212,000	212,000
San Antonio, TX(8)	Non-recourse	Jan-19	4.44%	16,525	16,525	16,525	16,525

Subtotal Real estate owned				228,525	228,525	228,525	228,525

Subtotal Mortgage notes payable				785,589	785,589	783,257	783,257

Credit facility:
CMBS Facility	Recourse	Oct-14(9)	1.65%	69,825	69,825	64,259	64,259

Subtotal Credit facility				69,825	69,825	64,259	64,259

Secured term loans:
TALF	Non-recourse	Oct-14	2.64%	14,682	14,682	14,682	14,682

Subtotal Secured term loans				14,682	14,682	14,682	14,682

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

9. Borrowings (Continued)

				March 31, 2012		December 31, 2011
	Recourse vs. Non-Recourse	Final Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
Exchangeable senior notes:(10)
7.25% Notes	Recourse	Jun-27(11)	7.25%	20,455	20,431	20,455	20,396
11.50% Notes	Recourse	Jun-13	11.50%	35,710	35,443	35,710	35,389
7.50% Notes	Recourse	Mar-31(12)	7.50%	172,500	160,672	172,500	160,068

Subtotal Exchangeable senior notes				228,665	216,546	228,665	215,853

Junior subordinated notes:(13)
Trust I	Recourse	Mar-35	8.15%	41,240	28,868	41,240	25,569
Trust II	Recourse	Jun-35	7.74%	25,780	18,046	25,780	15,984
Trust III	Recourse	Jan-36	7.81%	41,238	28,454	41,238	25,155
Trust IV	Recourse	Jun-36	7.95%	50,100	34,569	50,100	30,561
Trust V	Recourse	Sep-36	LIBOR + 2.70%	30,100	16,706	30,100	14,749
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	14,307	25,100	12,676
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	16,673	31,459	15,100
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	19,305	35,100	17,374

Subtotal Junior subordinated notes				280,117	176,928	280,117	157,168

Grand Total				$5,363,592	$3,530,484	$5,496,749	$3,509,126

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

(4)
Represents a weighted average coupon.

(5)
Mortgage notes payable are subject to customary non-recourse carveouts.

(6)
Contractual interest rate is based on three-month LIBOR with a 1.0% LIBOR floor.

(7)
Contractual interest rate is based on one-month LIBOR with a 1.0% LIBOR floor.

(8)
In connection with this borrowing, the borrower is a special purpose entity separate from the Company and its affiliates, and as a result, the borrower's assets and credit are not available to satisfy the liabilities and the obligations of the Company or any of its other affiliates.

(9)
The initial maturity date is October 28, 2013, subject to a one-year extension at the option of the Company, which may be exercised upon the satisfaction of certain conditions set forth in the agreement.

(10)
Principal amount differs from carrying value on the consolidated balance sheets due to the equity component of the notes.

(11)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2012.

(12)
The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(13)
Junior subordinate notes Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from three-month LIBOR plus 2.70% to 2.90%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

9. Borrowings (Continued)

        Scheduled principal on the Company's borrowings, based on final stated maturity, is as follows as of March 31, 2012 (amounts in thousands):

	Total	CDO Bonds Payable	Mortgage Notes Payable	Credit Facility	Secured Term Loan	Exchangeable Senior Notes(1)	Junior Subordinated Notes
2012	$41,321	$—	$20,866	$—	$—	$20,455	$—
2013	45,091	—	9,381	—	—	35,710	—
2014	128,753	—	44,246	69,825	14,682	—	—
2015	125,174	—	125,174	—	—	—	—
2016	284,549	—	112,049	—	—	172,500	—
Thereafter	4,738,704	3,984,714	473,873	—	—	—	280,117

Total	$5,363,592	$3,984,714	$785,589	$69,825	$14,682	$228,665	$280,117

(1)
The 7.25% Notes and 7.50% Notes have a final maturity date of June 15, 2027 and March 15, 2031, respectively. The above table reflects the holders' repurchase rights which may require the Company to repurchase the 7.25% Notes and 7.50% Notes on June 15, 2012 and March 15, 2016, respectively.

        As of March 31, 2012, the Company was in compliance, in all material respects, with all covenants under its outstanding borrowings.

Mortgage Note Payable

        On January 27, 2012, the Company acquired a 71-unit independent living facility located in Lancaster, Ohio and contemporaneously entered into a borrowing agreement for $4.5 million. The borrowing bears interest at one-month LIBOR plus 5.0%, with a fixed minimum LIBOR of 1.0% and matures on March 30, 2016.

CMBS Facility

        In October 2011, a subsidiary of the Company entered into a master repurchase and securities contract ("CMBS Facility") with Wells Fargo Bank, N.A. (or "Wells Fargo"). The $100.0 million CMBS Facility finances the acquisition of AAA-rated CMBS investments and has an initial term of two years with a one-year extension option at the Company's election subject to the satisfaction of certain conditions. Borrowings accrue interest at a per annum pricing rate equal to 1.65%, subject to adjustment. The Company paid an upfront fee of 0.5% based on the total commitment and will not incur any unused fees.

        In connection with the CMBS Facility, the Company, together with the Operating Partnership and NRFC Sub-REIT Corp. ("Sub-REIT") (collectively, the "CMBS Guarantors"), provided a guaranty agreement under which the CMBS Guarantors guaranty the obligations under the CMBS Facility.

        As of March 31, 2012, the Company held $77.6 million principal amount of CMBS with a weighted average current yield of 4.0%, financed with $69.8 million at a weighted average cost of 1.9%, resulting in an expected return on invested equity of over 20%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

9. Borrowings (Continued)

CRE Debt Facility

        In November 2011, NRFC WF Loan, LLC ("NRFC WF"), a wholly-owned subsidiary of the Company, entered into a master repurchase and securities contract ("Loan Facility") with Wells Fargo. The $100.0 million Loan Facility will be used to finance the origination of CRE first mortgage loans and has an initial term of two years with two one-year extension options at the Company's election, subject to the satisfaction of certain conditions. Borrowings under the Loan Facility will accrue interest at a range of one-month LIBOR plus 2.25% to 3.00% per annum with advance rates of up to 75%, depending on asset type and characteristics. The Company paid an upfront fee of 0.5% of the total commitment and will not incur any unused fees.

        In connection with the Loan Facility, the Company, together with the Operating Partnership, entered into a guarantee arrangement, under which the Company and the Operating Partnership guaranty certain of the obligations under the Loan Facility. Additionally, in connection with the Loan Facility, the Sub-REIT provided a pledge and security agreement over its interests in NRFC WF. The Company has no outstanding borrowings with respect to the Loan Facility as of March 31, 2012.

        The Loan Facility and CMBS Facility contain liquidity covenants that require maintenance of an aggregate of $45 million of unrestricted cash to provide credit support for the borrowings. As of March 31, 2012, the Company was in compliance with this covenant. In addition, the Loan Facility and CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of March 31, 2012, the Company was not required to post additional collateral or make cash payments to maintain such ratios.

10. Related Party Transactions

Advisory and Other Fees

        The Company has agreements with each of its N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The advisory fee income related to all of the CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the three months ended March 31, 2012, the Company earned $3.9 million in fee income that was eliminated in consolidation.

        The Company has an agreement with NorthStar Income to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income and earns fees for its services. For the three months ended March 31, 2012 and 2011, the Company earned $0.6 million and an immaterial amount of fees on these agreements, respectively. Additionally, the Company incurs costs on behalf of NorthStar Income and NorthStar Healthcare Income Trust, Inc. (formerly known as NorthStar Senior Care Trust, Inc.) ("NorthStar HealthCare") which are reimbursed subsequently to the Company by these managed entities. As of March 31, 2012 and December 31, 2011, the Company had aggregate unreimbursed costs of $5.0 million and $5.8 million, respectively, from NorthStar Income and NorthStar Healthcare. These amounts are recorded as receivables, related parties on the Company's consolidated balance sheets.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

10. Related Party Transactions (Continued)

Legacy Fund

        The Company has two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower. One loan of $15.5 million matures in March 2013 and has two one-year extension options. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23.2 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. The Company earned an aggregate $0.5 million of interest income for the three months ended March 31, 2012 and 2011. One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, the Company leases office space in Colorado with an affiliate of Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 18, 2015. The Company has the option to renew the lease for an additional five years.

Hard Rock Hotel Loan

        The Company owns an $89.3 million principal amount of a mezzanine loan backed by the Hard Rock Hotel and Casino in Las Vegas, Nevada. Prior to a modification of the loan in March 2011, Morgans Hotel Group ("Morgans") was a minority partner in the joint venture owning the hotel. David Hamamoto, the Company's chairman and chief executive officer, is the executive chairman of the board of Morgans. Morgans no longer has any interest in the hotel.

11. Equity-Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (the "Stock Incentive Plan"), which provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted shares and other equity-based awards such as OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers, employees, consultants and advisors of the Company.

        There are currently no shares available for grant under the Stock Incentive Plan and any grants in excess of the amount reserved would currently be settled in cash. As a result, the Company is seeking shareholder approval at its 2012 annual meeting for the Amended and Restated Stock Incentive Plan to, among other things, increase the number of shares of common stock available for issuance. Of the awards issued through March 31, 2012 (as described below) that may currently be settled in shares of common stock, all are vested other than 119,049 LTIP Units that remain subject to time-based vesting.

        An aggregate of 8,933,038 shares of common stock of the Company are currently reserved under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. As of March 31, 2012, the Company issued 581,669 shares of common stock, 4,790,789 LTIP Units which were redeemed for common stock and 6,208,210 LTIP Units of which 2,136,224 LTIP

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

11. Equity-Based Compensation (Continued)

Units remain subject to vesting. LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of grant.

        The status of all of the LTIP Unit grants as of March 31, 2012 and December 31, 2011 is as follows (in thousands except grant prices):

	March 31, 2012		December 31, 2011
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	4,208	$7.53	4,289	$7.92
Granted	2,181	4.83	631	5.03
Converted to common stock	(55)	5.41	(628)	7.41
Forfeited	(9)	5.38	(84)	10.67

Ending Balance/Weighted Average	6,325	$6.73	4,208	$7.53

(1)
Reflects balance at January 1, 2012 and 2011 for the periods ended March 31, 2012 and December 31, 2011, respectively.
(2)
Includes 698,142 LTIP Units issued in connection with the 2004 Long-Term Incentive Plan of which 518,311 LTIP Units have been converted.

        The Company recognized equity-based compensation expense related to these awards of $0.7 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. The related equity-based compensation expense to be recognized over the remaining vesting period is $11.7 million, provided there are no forfeitures.

Incentive Compensation Plan

        On July 21, 2009, the compensation committee of the board of directors (the "Committee") of the Company approved the material terms of an Incentive Compensation Plan for the Company's executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool is expected to be established each calendar year. The size of the incentive pool will be calculated as the sum of: (a) 1.75% of the Company's "adjusted equity capital;" and (b) 25% of the Company's adjusted funds from operations, as adjusted ("AFFO"), above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

        The incentive pool is expected to be divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid after year end at or around completion of the year-end audit ("Annual Bonus"); (b) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date ("Deferred Cash Bonus"); and (c) a long-term incentive in the form of restricted stock units ("RSUs") and/or LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles or target stock prices established by the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

11. Equity-Based Compensation (Continued)

Committee for a three- or four-year period, subject to the participant's continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, inclusive of the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the "Long-Term Amount Value"). The Long-Term Amount Value, if any, will be paid in the form of shares of common stock or LTIP Units to the extent available under the Company's equity compensation plans or, if all or a portion of such shares or LTIP Units are not available, in cash; provided that the amount of cash paid to any executive officer with respect to the Long-Term Amount shall not exceed certain maximum amounts set forth in the Plan (the "Long Term Amount Payout").

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

        The Company issued 3,147,454 RSUs to executive officers in connection with the 2009 Plan, subject to the Company achieving cumulative performance hurdles or target stock prices for the three-year period ended December 31, 2011. The Company determined in 2011 that the performance hurdle established was reached which entitled the recipients to 100% of the RSUs granted. The Company did not have a sufficient amount of common stock or LTIP Units available, as a result 2,609,074 RSU's were settled in cash in February 2012. For the year ended December 31, 2011, the Company recognized cash compensation expense of $13.9 million. The Company recorded compensation expense of $2.9 million for the three months ended March 31, 2011 related to the total award. 538,380 RSUs will not be settled until December 31, 2012, subject to continued employment of certain executive officers through such date. As a result, the Company remeasured compensation expense for such RSUs based upon the March 31, 2012 stock price and recognized compensation expense of $0.4 million for the three months ended March 31, 2012.

        The Company issued 2,209,998 RSUs to executive officers in connection with the 2010 Plan, subject to the Company achieving cumulative performance hurdles or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 that it believed it would meet the performance hurdle entitling the recipients to 100% of the RSUs granted, and accordingly recorded a cumulative catch up adjustment of $3.6 million to compensation expense based on the stock price at the grant date. For three months ended March 31, 2012 and 2011, the Company recognized compensation expense of $1.4 million and $0.2 million, respectively, related to the same awards.

        In February 2012, the Company issued 1,525,798 RSUs to executive officers in connection with the 2011 Plan, subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant will be amortized into equity-based compensation expense over the performance period. For the three months ended March 31, 2012, the Company recognized compensation expense of $0.2 million. At the same time, the Company

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

11. Equity-Based Compensation (Continued)

granted 1,525,798 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending December 31, 2014 and 608,428 LTIP Units to certain non-executive employees, which will vest quarterly over three years beginning April 2012.

12. Stockholders' Equity

Common Stock

        On February 27, 2012, the Company completed the sale of 17.25 million shares of its common stock at a public offering price of $5.55 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $90.3 million.

Preferred Stock

        On March 14, 2012, the Company completed the sale of 1.6 million shares of its Series B preferred stock at a public offering price of $22.92 per share, excluding accrued dividends. The net proceeds to the Company were $35.2 million. The preferred stock is currently redeemable by the Company at a redemption price of $25.00 per share.

Dividend Reinvestment Plan

        In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the "DRP"), pursuant to which it registered with the SEC and reserved for issuance 15,000,000 shares of its common stock. Under the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company's common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the three months ended March 31, 2012, the Company issued 8,031 common shares pursuant to the DRP for gross sales proceeds of $0.1 million.

        Prior to the amendment, a participant could purchase shares directly from the Company in cash in amounts of up to $10,000 per month. The Company terminated the stock purchase component effective January 1, 2012. During the time between establishing the DRP and terminating the stock purchase component of the DRP, certain issuances of shares of the Company's common stock occurred more than three years after the related registration statement for those plans became effective. As a result, certain investors may have a rescission right. If a rescission right exists with respect to these issuances, it would apply to up to 127,500 of shares of the Company's common stock issued for an aggregate consideration of up to $513,500.

Dividends

        On February 15, 2012, the Company declared a dividend of $0.135 per share of common stock. The common stock dividend was paid on March 2, 2012 to stockholders of record as of the close of business on February 27, 2012. On January 30, 2012, the Company declared a dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The Series A and Series B preferred stock dividends were paid on February 15, 2012, to stockholders of record as of the close of business on February 9, 2012.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three months ended March 31, 2012 and 2011 is computed as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(33,917)	$(103,793)
Effect of dilutive securities:
Income (loss) allocated to Operating Partnership non-controlling interest	(1,703)	(5,592)

Dilutive net income (loss) available to stockholders	$(35,620)	$(109,385)

Denominator:
Shares available to common stockholders	102,247	78,196
Effect of dilutive securities(1):
OP/LTIP units	5,147	4,339

Weighted Average Dilutive Shares	107,394	82,535

Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(0.33)	$(1.33)

(1)
Excludes the effect of RSUs, convertible debt and warrants outstanding and exercisable of 3,000,000 as of March 31, 2012 and 2011 that were not dilutive for the respective periods. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company's stock price.

        The EPS calculation takes into account the conversion of LTIP Units into common shares which convert on a one-for-one basis into common shares and share equally in the Company's income (loss).

13. Non-controlling Interests

Operating Partnership

        Non-controlling interests includes the aggregate limited partnership interests ("OP Units") in the Operating Partnership held by limited partners (the "Unit Holders"). Income allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

13. Non-controlling Interests (Continued)

the ownership of the underlying equity in the Operating Partnership. As of March 31, 2012 and December 31 2011, non-controlling interests related to aggregate limited partnership units of 6,325,039 and 4,207,836 OP Units, respectively, or a 5.3% and 4.2% interest in the Operating Partnership, respectively. Income (loss) allocated to the Operating Partnership non-controlling interest for the three months ended March 31, 2012 and 2011 was a loss of $1.7 million and $5.6 million, respectively.

Contingently Redeemable Non-controlling Interest

        On July 14, 2011, the Company repaid the $100.0 million preferred membership interest in NRF Healthcare, LLC to Inland American Real Estate Trust, Inc. ("Inland American"), which had a 10.5% distribution rate. Income allocated to Inland American's non-controlling interest for the three months ended March 31, 2011 was $2.6 million.

Other

        In the first quarter 2012, the Company repurchased non-controlling interests representing 16.7% of the equity notes of N-Star CDO I and 85% in certain bonds of N-Star CDO III. Other third-party interests include two assets in the CSE CDO and one REO with a 22.6% non-controlling interest. Income (loss) allocated to the other non-controlling interests (inclusive of Inland American) for the three months ended March 31, 2012 and 2011 was a loss of $0.3 million and income of $0.1 million, respectively.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

14. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)	Range of Fixed LIBOR	Range of Maturity
As of March 31, 2012:
Interest rate swaps	37	$1,706,580	$(211,987) (2)	4.55% - 5.63%	September 2012 - October 2019
Interest rate caps/floors	5	468,500	4,853	1.64% - 7.00%	May 2012 - October 2014

Total	42	$2,175,080	$(207,134)

As of December 31, 2011:
Interest rate swaps	38	$1,836,972	$(234,616)	4.55% - 5.63%	September 2012 - October 2019
Interest rate caps/floors	5	468,500	5,677	1.64% - 7.00%	May 2012 - October 2014

Total	43	$2,305,472	$(228,939)

(1)
Excludes timing swaps with a notional amount of $197.3 million and $288.8 million as of March 31, 2012 and December 31, 2011, respectively.

(2)
An aggregate of $1.7 billion notional amount of interest rate swaps were liabilities at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO's investments exceeded the fair value of the CDO's derivative liabilities, a credit valuation adjustment is not recorded.

        During the first quarter 2012, the Company terminated $35.0 million notional amount of an interest rate swap. The remaining change from December 31, 2011 relates to contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2012 and December 31, 2011.

        The following table presents the fair value of the Company's derivative instruments, as well as their classification on its consolidated balance sheets, as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012	December 31, 2011
Derivative assets
Interest rate derivatives, not designated as hedges	$4,853	$5,735
Derivative liabilities
Interest rate derivatives, not designated as hedges	$211,987	$234,674

        The following table presents the effect of the Company's derivative instruments in its consolidated statements of operations for the three months ended March 31, 2012 and 2011 (amounts in thousands):

		Three Months Ended March 31,
	Income Statement Location	2012	2011
Non-hedge derivatives
Amount of gain (loss) recognized in earnings	Unrealized gain (loss) on investment and other	$14,456	$18,645
Amount of gain (loss) reclassified from OCI into earnings	Unrealized gain (loss) on investment and other	$(1,873)	$(1,874)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

14. Risk Management and Derivative Activities (Continued)

        The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of March 31, 2012 and 2011.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company's healthcare net lease portfolio generate 12% and 21% of the Company's rental and escalation income for the three months ended March 31, 2012, respectively, which represents 5% and 3% of total revenue, respectively. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

15. Commitments and Contingencies

WaMu Matter

        One of the Company's net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and was 100% leased to Washington Mutual Bank ("WaMu"). The tenant vacated the buildings as of March 23, 2009 and the leases ("WaMu Leases") were disaffirmed by the Federal Deposit Insurance Corporation ("FDIC"). In the third quarter 2009, the lender, GECCMC 2005-CI Plummer Office Limited Partnership ("GECCMC"), foreclosed on the property. On August 10, 2009, GECCMC filed a complaint against NRFC NNN Holdings, LLC ("NNN Holdings") and NRFC Sub Investor IV, LLC ("NRFC Sub Investor IV"), both wholly-owned subsidiaries of the Company, in the Superior Court of the State of California, County of Los Angeles. In the complaint, GECCMC alleged, among other things, that the financing provided by GECCMC to NRFC Sub Investor IV, was a recourse obligation of NNN Holdings due to the FDIC's disaffirmance of the WaMu Leases. The judge presiding over the lawsuit entered a judgment against NNN Holdings in the amount of approximately $46 million plus costs, attorneys' fees, prejudgment interests and accrued interest, estimated to be approximately $6 million.

        On March 29, 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of NNN Holdings, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directs the Superior Court to enter summary judgment in the Company's favor and reverses the award against the Company. Furthermore, the Court of Appeal awarded the Company costs on appeal. As a result of the ruling, for the three months ended March 31, 2012, the Company reversed the $20.0 million loss accrual and $2.0 million previously expensed surety bond costs and recorded such reversals in other income (loss) and other costs, net, respectively, in the consolidated statements of operations. The Company may seek to recover additional costs in connection with the litigation, including legal fees. It is possible that the Company may not ultimately recover costs from GECCMC notwithstanding any court order.

        On April 13, 2012, GECCMC petitioned the Court of Appeal to rehear its decision but that petition was denied. GECCMC may petition the California Supreme Court to review the decision. If

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

15. Commitments and Contingencies (Continued)

the California Supreme Court does not review the decision of the Court of Appeal, the Company will be returned the $26 million of cash posted as collateral in connection with a general agreement of indemnity that the Company was required to maintain with an issuer of surety bonds. If the California Supreme Court does determine to review the decision of the Court of Appeal, the Company will vigorously defend its position.

16. Segment Reporting

        The Company conducts its business through the following segments:

  •
  The CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests. For assets financed in a CDO, the CRE debt segment is based on the CDO financing transactions that are primarily collateralized by CRE debt and may include other types of investments.

  •
  The CRE securities business is focused on investing in and managing a wide range of CRE securities including, CMBS, unsecured REIT debt and CDO notes backed by CRE securities and CRE debt. For assets financed in a CDO, the CRE securities segment is based on the CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

  •
  The net lease properties business is focused on acquiring CRE located throughout the United States that are typically leased under long-term net leases to corporate tenants and healthcare operators. The core net lease business invests primarily in office, industrial and retail properties. The Company also owns, manages and invests in a portfolio of healthcare properties focused on mid-acuity facilities (i.e., skilled and assisted), with the highest concentration in assisted living facilities.

  •
  The asset management and other activities relate to real estate and real estate finance, including managing the N-Star, CSE and CapLease CDOs, sponsoring and advising on a fee basis, non-traded REITs (i.e., NorthStar Income) and acting as a special servicer for the Company's owned (and potentially third-party owned) CMBS. Management fees earned are eliminated as a result of the consolidation of the respective CDO financing transactions. The Company has also filed a Registration Statement on Form S-11 for NorthStar Healthcare, a non-traded REIT that intends to invest in loans and real estate focused on the healthcare sector.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

16. Segment Reporting (Continued)

        The following summarizes selected results of operations by segment for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties	Asset Management/ Other	Unallocated(2)	Eliminations(1)	Consolidated Total
Three months ended March 31, 2012:
Total revenues	$42,045	$46,230	$20,313	$11,259	$1,282	$(3,860)	$117,269
Total expenses	30,590	7,249	17,783	9,293	26,474	(3,860)	87,529

Income (loss) from operations	11,455	38,981	2,530	1,966	(25,192)	—	29,740
Equity in earnings (losses) of unconsolidated ventures	(615)	—	191	73	(150)	—	(501)
Other income (loss)	—	—	20,258	—	—	—	20,258
Unrealized gain (loss) on investments and other	(15,641)	(59,737)	—	—	(20,028)	—	(95,406)
Realized gain (loss) on investments and other	8,709	6,612	—	—	31	—	15,352

Net income (loss)	$3,908	$(14,144)	$22,979	$2,039	$(45,339)	$—	$(30,557)

	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties	Asset Management/ Other	Unallocated(2)	Eliminations(1)	Consolidated Total
Three months ended March 31, 2011:
Total revenues	$51,841	$46,472	$32,394	$918	$5,052	$(4,859)	$131,818
Total expenses	42,311	10,576	37,166	2,691	16,816	(4,859)	104,701

Income (loss) from operations	9,530	35,896	(4,772)	(1,773)	(11,764)	—	27,117
Equity in earnings (losses) of unconsolidated ventures	(2,429)	—	133	(11)	79	—	(2,228)
Other income (loss)	10,138	—	—	—	—	—	10,138
Unrealized gain (loss) on investments and other	(163,617)	40,001	(16)	—	(28,586)	—	(152,218)
Realized gain (loss) on investments and other	5,136	6,735	(535)	—	(602)	—	10,734

Income (loss) from continuing operations	(141,242)	82,632	(5,190)	(1,784)	(40,873)	—	(106,457)

Income from discontinued operations	(218)	—	627	—	—	—	409
Gain on sale of discontinued operations	50	—	4,981	—	—	—	5,031

Net income (loss)	$(141,410)	$82,632	$418	$(1,784)	$(40,873)	$—	$(101,017)

(1)
Includes $3.9 million and $4.9 million of management fees related to the Company's CDO financing transactions for the three months ended March 31, 2012 and 2011, respectively, that are eliminated in consolidation. These amounts are recorded as expense in the real estate debt and real estate securities segments and recorded as revenue in the asset management/other segment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

16. Segment Reporting (Continued)

(2)
Unallocated includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

        The following summarizes total assets by segment as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Unallocated	Consolidated Total
Total Assets as of March 31, 2012	$2,418,319	$1,554,031	$863,042	$10,499	$207,104	$5,052,995

Total Assets as of December 31, 2011	$2,449,323	$1,520,650	$862,411	$6,458	$167,595	$5,006,437

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the three months ended March 31, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Real estate acquisition(1)	$(3,976)	$(56,770)
Assumption of mortgage(1)	—	36,252
Reduction of real estate debt investments(1)	3,976	20,742
Increase of restricted cash(1)	—	(2,075)
Dividends payable related to RSUs	1,238	—
Redemptions of non-controlling interests	2,357	—
Repayments on real estate debt investment due from servicer	2,788	—
Escrow deposit payable related to real estate debt investments	20,684	(18,201)

(1)
Non-cash activity occurred in connection with foreclosure.

18. Subsequent Events

Dividends

        On May 2, 2012, the Company declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on May 18, 2012 to stockholders of record as of the close of business on May 14, 2012. On May 2, 2012, the Company declared a dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The Series A and Series B preferred stock dividends will be paid on May 15, 2012, to stockholders of record as of the close of business on May 14, 2012.

        On May 3, 2012, the Company priced an underwritten public offering of 20.0 million shares of its common stock at a public offering price of $5.70 per share. The Company granted the underwriter a 30-day option to purchase an additional 3.0 million shares. The offering is expected to close on May 9, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included in this report. References to "N-Star," "we," "us" or "our" refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.

Introduction

        NorthStar Realty Finance Corp. is a real estate finance company that originates, acquires and manages portfolios of commercial real estate, or CRE, debt, CRE securities and net lease properties. In addition, we engage in asset management and other activities related to real estate and real estate finance. We are organized as a real estate investment trust, or REIT, for federal income tax purposes and were formed in October 2003 to continue and expand the CRE debt, CRE securities and net lease business of our predecessor. We conduct substantially all of our operations and make our investments through our operating partnership, NorthStar Realty Finance Limited Partnership, or our Operating Partnership, including its subsidiaries. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests. We directly underwrote and originated approximately 67% of the debt investments in our current portfolio (excluding debt originally owned in the CSE RE 2006-A CDO, or CSE CDO, and CapLease 2005-1 CDO, or CapLease CDO, that we consolidate as a result of acquiring the equity interests in 2010 and 2011, respectively, see also "—Sources of Operating Revenues and Cash Flows"). Our CRE debt portfolio represents approximately 38.0% of our assets under management as of March 31, 2012.

  •
  Commercial Real Estate Securities—Our CRE securities business is focused on investing in and managing a wide range of CRE securities, including commercial mortgage backed securities, or CMBS, unsecured REIT debt and collateralized debt obligation, or CDO, notes backed primarily by CRE securities and CRE debt. Our CRE securities portfolio represents approximately 44.8% of our assets under management as of March 31, 2012.

  •
  Net Lease Properties—Our net lease properties business is focused on acquiring CRE located throughout the United States that are typically leased under net leases to corporate tenants and healthcare operators. Our core net lease business invests primarily in office, industrial and retail properties. We also own, manage and invest in a portfolio of healthcare properties focused on mid-acuity facilities (i.e., skilled and assisted), with the highest concentration in assisted living facilities. Our net lease properties portfolio represents approximately 13.8% of our assets under management as of March 31, 2012.

  •
  Asset Management and Other—Our asset management and other activities relate to real estate and real estate finance, including managing our CDO financing transactions on a fee basis, sponsoring and advising on a fee basis, non-traded REITs, or Sponsored REITs (i.e., NorthStar Real Estate Income Trust, Inc., or NorthStar Income, and NorthStar Healthcare Income Trust, Inc., or NorthStar Healthcare) and acting as a special servicer for our owned (and potentially third-party owned) CMBS.

        We believe that these businesses are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize secured borrowings to finance assets and enhance returns. We seek to match-fund our CRE debt and security investments primarily by issuing term financing and other forms of secured term financing.

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

        Liquidity and access to capital returned to the commercial real estate finance markets in the first quarter of 2012. During the first quarter 2012, we raised net proceeds of $90 million from the issuance of common equity and net proceeds of $35 million from the issuance of preferred stock. In terms of new investment-level financing, we continue to pursue a variety of financing arrangements such as credit facilities, securitized arrangements and other term borrowings. The amount of our borrowings will depend upon the nature and credit quality of our assets, the structure of our financings and where possible, we will seek to limit our reliance on recourse borrowings. In the fourth quarter of 2011, we, through two wholly-owned subsidiaries, entered into two new $100 million term credit facilities to finance loan originations and make investments in CMBS, respectively.

        We are also focused on raising capital in alternate channels. Beginning in the second half of 2011, we started to see capital raising velocity increase in NorthStar Income. Total capital raised for the three months ended March 31, 2012 was $77 million, with $233 million raised from inception through March 31, 2012. NorthStar Realty Securities, LLC, or NorthStar Realty Securities, our wholly-owned broker-dealer subsidiary, has executed selling agreements with broker-dealers covering more than 45,000 registered representatives as of March 31, 2012.

Our Investments

        The following describes the major CRE asset classes in which we invest and continue to actively manage to maximize stockholder value and to preserve our capital. The following table represents our assets under management as of March 31, 2012 based on principal amount of CRE debt and security investments and the cost basis of net lease properties (amounts in thousands):

	Amount	Percentage
CRE Debt
First mortgage loans	$1,547,292	22.2%
Mezzanine loans	472,504	6.8%
Credit tenant and term loans	199,406	2.9%
Subordinate mortgage interests	130,782	1.9%
Other(1)	296,344	4.2%

Total CRE debt	2,646,328	38.0%
CRE Securities
CMBS	2,637,500	37.8%
Third-party CDO notes	299,212	4.3%
Other securities	188,613	2.7%

Total CRE securities	3,125,325	44.8%
Net Lease
Core net lease	404,427	5.8%
Healthcare net lease	559,057	8.0%

Total net lease	963,484	13.8%

Subtotal NorthStar	6,735,137	96.6%

Sponsored REITs
NorthStar Income(2)	246,654	3.4%

Grand total	$6,981,791	100.0%

(1)
Relates to real estate owned (either directly or through a joint venture) as a result of foreclosure, presented at the principal amount of such loan at time of foreclosure.

(2)
Based on consolidated total assets.

Commercial Real Estate Debt

Our Portfolio

        As of March 31, 2012, $2.6 billion, or 38.0%, of our assets under management were invested in CRE debt, which includes $0.3 million principal amount of loans related to certain investments accounted for as joint ventures and real estate owned. As of March 31, 2012, our $2.3 billion CRE debt portfolio consisted of 158 investments with an average investment size of $15 million.

        The portfolio's diversity across property type and geographic location is summarized as follows, based on outstanding principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Commercial Real Estate Securities

Our Portfolio

        As of March 31, 2012, $3.1 billion, or 44.8%, of our assets under management were invested in a portfolio of CRE securities. Our CRE securities portfolio consisted of 657 investments with an average investment size of $5 million. CMBS represents $2.6 billion, or 84.4%, of our CRE securities portfolio. The CMBS portfolio had an average credit rating of B-/B3. The following summarizes our CRE securities by type and CMBS by vintage, based on outstanding principal amount:

Securities by Type	CMBS by Vintage

Net Lease Properties

Core Net Lease Properties

        As of March 31, 2012, $404 million, or 5.8%, of our total assets under management were invested in our core net lease properties, consisting of a portfolio of office, retail and industrial facilities totaling 3.2 million square feet. As of March 31, 2012, our core net lease properties had a weighted average remaining lease term of 6.2 years and were 94% leased.

        The following summarizes our core net lease portfolio's diversity across property type and geographic location as of March 31, 2012, based on purchase price, or cost.

Core Net Lease by Property Type	Core Net Lease by Geographic Location

Healthcare Net Lease Properties

        As of March 31, 2012, $559 million, or 8.0%, of our assets under management were invested in our healthcare net lease properties, with a focus on the senior housing sector which includes assisted living, skilled nursing and independent living facilities. Our portfolio was comprised of 42 assisted living facilities (ALF), 31 skilled nursing facilities (SNF), three life science buildings (LSB), six independent living facilities (ILF) and one medical office building (MOB). As of March 31, 2012, 100% of our net lease healthcare portfolio was leased to third-party operators with weighted average lease coverage of 1.4x and a 7.6 year weighted average remaining lease term.

        The following summarizes our healthcare portfolio by property type and geographic location as of March 31, 2012, based on purchase price.

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

    We consolidate these CDO financing transactions under accounting principles generally accepted in the United States, or U.S. GAAP. As a result, the collateral management fees we earn and receive in cash are eliminated in consolidation in the statements of operations.

  •
  Sponsoring and advising on a fee basis, our Sponsored REITs.

    In connection with our current public Sponsored REIT, NorthStar Income, we manage the day-to-day affairs including identifying, originating, acquiring and managing investments on its behalf, and we earn advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance.

    In addition, NorthStar Realty Securities distributes equity for our Sponsored REITs. NorthStar Realty Securities is currently raising equity capital for NorthStar Income and we expect that NorthStar Realty Securities will assist us in the future in accessing diverse sources of capital for other companies that may be sponsored and managed by us, such as NorthStar Healthcare.

  •
  Acting as special servicer for our owned (and potentially third-party owned) CMBS.

    We are a rated special servicer by Standard & Poor's and Fitch Ratings and have been approved by Moody's Investor Services in connection with a recent transaction. We currently own 590 CMBS investments. To the extent we become the controlling classholder in the future for our CMBS investments, we may appoint ourselves special servicer, which would, among other things, provide us more control over restructurings and special servicing fees.

Other Opportunistic Investments

        We also pursue other opportunistic investments that we expect will generate attractive risk-adjusted returns, such as repurchasing our CDO bonds at a significant discount to principal amount. These CDO bonds typically have significant credit support and, when we repurchase a CDO bond, we generally expect the CDO bonds will be repaid at par.

        As of May 3, 2012, the principal proceeds we could receive from CDO bonds we owned was $706 million, of which $527 million was repurchased at an average price of 36% in the secondary market and had a weighted average original credit rating of AA-/Aa3. Because our CDO financing transactions are consolidated under U.S. GAAP, these CDO bonds are generally not presented as an investment but rather are eliminated in our consolidated financial statements. We will generate cash flows in future periods through the interest payable on these bonds, as well as realizing (in cash) the discount as the bonds repay. If realized, this $339 million discount will generally not be reported as a gain and the interest will not be recorded as income under U.S. GAAP.

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

        Our CRE debt and security investments are predominantly financed in CDOs. We consolidate the CDO financing transactions under U.S. GAAP regardless of whether we retain the equity interests for our sponsored CDOs or acquire the equity interests of other CDOs. However, we generate cash flows based on the equity interests that we retain/acquire. As a result, the cash flows may be different from the income (loss) generated for U.S. GAAP purposes.

        In this Quarterly Report on Form 10-Q, we refer to certain CDOs that we consolidate on our balance sheet as "our CDOs." Our CDOs are financing transactions that we consolidate on our balance sheet in accordance with U.S. GAAP, as we own the equity interests in such CDOs. We do not, however, own undivided interests in any of the assets within our CDOs and all senior and junior bondholders of the CDOs have economic interests that are senior to our equity interests. A more detailed discussion of our CDO Financing Transactions is provided in this section under "—Liquidity and Capital Resources."

Profitability and Performance Metrics

        We calculate several metrics to evaluate the profitability and performance of our business.

  •
  Adjusted funds from operations, or AFFO (see "—Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations" for a description of this metric).

  •
  Credit losses are a measure of performance and can be used to compare the credit performance of our assets to our competitors and other finance companies.

  •
  Assets under management, or AUM, growth is a driver of our ability to grow our income especially related to our Sponsored REITs, but we believe it is of lesser importance than other metrics such as AFFO.

  •
  Cash from our investments is a driver of our ability to maintain and/or grow our distributions to our stockholders.

Outlook and Recent Trends

        In the first half of 2011, liquidity began to return to the commercial real estate finance markets and corporate capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30 billion in multi-borrower CMBS transactions that were completed during 2011. Credit started to contract in mid-2011 as the European debt woes began to unfold resulting in severe market volatility.

        Strains in the global financial markets started to ease in early 2012, however, we expect that the commercial real estate finance markets will continue to be volatile in 2012 due to the moderate U.S. economic growth, improving but continued high levels of unemployment and global market risk, along with the risk of maturing CRE debt that will have difficulties being refinanced. It is currently estimated that $1.2 trillion of CRE debt will mature in the next three years and $2.0 trillion will mature through 2017. Many of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. With that, capital markets continue to make slow gains and as a result, many industry experts are predicting approximately $35 billion total CMBS issuance in 2012 even though actual issuance could fall significantly below expectations.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. During 2011, the U.S. economy was recovering but at a slow pace and continued to be challenged by various factors beyond our control, including high unemployment, a weak residential housing market, political atrophy and the euro-zone debt crisis. Despite the difficult U.S. and global economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate, and especially in certain asset types such as apartments. The degree to which commercial real estate values improve or erode in 2012 in the markets in which our real estate collateral is located, will impact the performance of our asset base and the related level of loan losses.

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

        Many of our CRE debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of March 31, 2012 was 0.24%, well below its 1.50% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers. This dynamic has partially offset decreasing cash flows caused by the challenging economic conditions and may also result in extending the life of interest reserves for those debt investments that require interest reserves to service debt. The degree in which rates will remain low is driven in a significant part by the actions of the Federal Reserve to enter into programs to support the U.S. economy and keep rates low. Our current expectation is that rates will remain low into 2014.

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

Our Strategy

        Our primary business objectives are to make commercial real estate-related investments in order to produce attractive risk-adjusted returns, generate stable cash flows for distribution to our stockholders and build long-term franchise value. When we observed deteriorating market conditions, we responded by decreasing investment activity and preserving capital. At the same time, we focused on raising capital in alternative channels, such as the non-traded REIT market.

        As liquidity was becoming more available and commercial real estate fundamentals were beginning to stabilize in 2011 and 2012, we took advantage of this dynamic in terms of both capital raising and investment activity. We raised $232 million of capital in the first half of 2011 and $125 million of capital in the first quarter 2012. In addition, we entered into two new term credit facilities in the fourth quarter 2011 with Wells Fargo Bank, N.A, or Wells Fargo.

        We currently anticipate that most of our investment activity and uses of available unrestricted cash liquidity will be focused on our businesses of originating new loans and investing in securities, as well as opportunistic investments, including discounted repurchases of our previously-issued CDO bonds. Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of this growth. As a result, we also remain focused on the growth of our asset management business and in particular, our Sponsored REITs.

        We believe the supply/demand imbalance driven by the large amount of maturing CRE loans creates an opportunity for us. The relative lack of supply and high demand for capital is allowing investors with capital, such as us, to make investments with attractive risk/return profiles compared to historical levels.

Financing Strategy

        We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our IPO in 2004, we have completed preferred and common equity offerings raising approximately $1.1 billion of aggregate net proceeds including raising $90 million from the issuance of common equity and $35 million from the issuance of preferred equity in the first quarter 2012. We have also raised $286 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term (at the time of issuance) and relatively few covenants. In addition, we have raised $425 million of unsecured exchangeable senior notes, of which $229 million was outstanding as of March 31, 2012.

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

        In our N-Star CDOs, rated CDO bonds are issued and backed by pools of collateral originated or acquired by us. The CDO bonds are non-recourse and the collateral is used to service the interest payments on the rated CDO bonds. After a reinvestment period, which is typically five years, principal from collateral payoffs is used to amortize the CDO bonds, so there is no maturity risk. We typically have sold all of the investment-grade rated CDO bonds and retained the non-investment grade subordinate classes and equity notes, which we refer to as our retained equity interest in the CDO.

CDO financings provided low-cost borrowing because the majority of the liabilities we issued were the most senior bond classes which were rated "AAA/Aaa" by the rating agencies, and, therefore, had the lowest cost of funds.

        Our net lease properties and certain real estate owned, or REO, are typically financed with non-recourse mortgages. We seek to match the term of the financing with the remaining lease term of the properties.

        Given the nature of our financing arrangements, we expect to maintain our borrowings at or near our current levels for our existing investments. Borrowing levels may change for new investments depending upon the nature of the assets and the related financing. Our financing strategy for current or future investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net funding spread. Match-funded borrowing was difficult to obtain during the credit crisis. During that time, we focused on using our existing CDO structures to fund future investment activity when repayment or sale proceeds became available within the CDOs or we acquired investments that generated attractive returns without leverage.

        We actively seek financing for our businesses of originating loans and acquiring CRE securities. As a result, in the fourth quarter of 2011, we, through two wholly-owned subsidiaries, entered into two new credit facilities with Wells Fargo including a $100 million credit facility to finance the origination of CRE loans and a $100 million credit facility to finance the acquisition of AAA-rated CMBS.

Risk Management

        Credit risk management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income. We use many methods to actively manage our asset base to preserve our income and capital. For CRE debt and net lease assets, frequent dialogue with borrowers/tenants and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. For our healthcare net lease assets, we also consider the impact of regulatory changes on operator performance and property values. Many of our debt investments also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property. We also may negotiate a modification to debt terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. When we make a concession, such as reducing an interest rate or extending a maturity date, we may seek to obtain additional collateral, fees and/or upside participation in any value creation of the property in return for the modification, although in a challenging real estate market obtaining additional collateral from struggling borrowers is difficult. As part of our risk management process, we evaluate the best alternatives for our loans which in some cases, may result in us issuing default notices and beginning foreclosure proceedings when the borrower is not complying with the debt terms where we believe taking control of the collateral as REO is the best course of action to protect our capital.

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

        Securities generally have a more liquid market than debt and net lease properties, but we typically have very little control over restructuring decisions when there are problems with the underlying collateral. We are a rated special servicer by Standard & Poor's and Fitch Ratings and were approved by Moody's Investor Services in connection with an acquisition of a "B-piece" in a new $2.1 billion securitization in 2011. We may appoint ourselves as special servicer in CMBS transactions where we become the controlling class holder, which will, among other things, provide us more control over restructurings. We manage risk in the securities portfolio by selling assets when we can obtain a price that is attractive relative to its risk. In certain situations, we may sell an asset because there is an opportunity to reinvest the capital into a new asset with a more attractive risk/return profile.

        We maintain a comprehensive risk management process that generally includes day-to-day oversight by the portfolio management team, weekly management meetings and a quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by our credit reviews. During the quarterly reviews, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserve based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment.

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

        Our risk management process may lead us to the determination that extending and working out debt, rather than pursuing foreclosure, is the best course of action to maximize total and long-term value. Our provision for loan loss analysis often requires that we make assumptions regarding collateral value and the timing with regards to when we receive debt service payments, including principal recovery, and as a result, our analysis can be highly subjective and uncertain.

        Our CRE debt and security investments are predominantly financed in CDOs. We consolidate the CDO financing transactions under U.S. GAAP regardless of whether we retained the equity interests for our sponsored CDOs or acquired the equity interests of other CDOs. The CDOs require that we meet tests in order to receive regular cash flow distributions on our subordinate CDO bonds, preferred shares and equity notes. Our risk management process is also focused on actively monitoring and managing our CDO financing transactions.

Critical Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of NorthStar Realty Finance Corp. and our subsidiaries, which are majority-owned and controlled by us or a variable interest entity, or VIE, where we are the primary beneficiary. All significant intercompany balances are eliminated in consolidation.

        A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flows of the entity. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

        A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls such entity's significant decisions. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE's purpose and design, including the risks the VIE was designed to create and passthrough to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

Fair Value Option

        The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur.

Fair Value Measurement

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

Credit Losses and Impairment on Investments

Provision for Loan Losses

        Loans are considered impaired when based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. Management considers the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

        Income recognition is suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as changes in fair value are recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur. CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly.

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

Other

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2011 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a full discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board, or the FASB, issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective for the first interim or annual period beginning after December 15, 2011. We adopted this accounting update in the first quarter 2012 and the required disclosures have been incorporated into Note 4 of the consolidated financial statements. The adoption did not have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of other comprehensive income that must be reported but it eliminates the option to present other comprehensive income on the statement of equity. In December 2011, the FASB issued an accounting update to defer the requirement to present the reclassification adjustments to other comprehensive income by component and are currently redeliberating this requirement. The remaining requirements of the accounting update are effective for the first quarter 2012, and should be applied retrospectively to all periods reported after the effective date. Early adoption is permitted. There is no impact on our consolidated financial statements as we currently comply with the update.

Results of Operations

        Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011 (amounts in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2012	2011	Amount	%
Revenues
Interest income	$80,712	$97,640	$(16,928)	(17.3)%
Rental and escalation income	28,433	32,927	(4,494)	(13.6)%
Commission income	7,399	918	6,481	706.0%
Other revenue	725	333	392	117.7%

Total revenues	117,269	131,818	(14,549)	(11.0)%
Expenses
Interest expense	35,298	33,420	1,878	5.6%
Real estate properties—operating expenses	4,686	12,497	(7,811)	(62.5)%
Asset management expenses	1,497	2,171	(674)	(31.0)%
Commission expense	5,649	717	4,932	687.9%
Other costs, net	192	—	192	NM
Provision for loan losses	6,840	24,500	(17,660)	(72.1)%
Provision for loss on equity investment	—	4,482	(4,482)	NM
General and administrative
Salaries and equity-based compensation	14,130	12,741	1,389	10.9%
Auditing and professional fees	1,782	2,419	(637)	(26.3)%
Other general and administrative	5,149	3,672	1,477	40.2%

Total general and administrative	21,061	18,832	2,229	11.8%
Depreciation and amortization	12,306	8,082	4,224	52.3%

Total expenses	87,529	104,701	(17,172)	(16.4)%

Income (loss) from operations	29,740	27,117	2,623	9.7%
Equity in earnings (losses) of unconsolidated ventures	(501)	(2,228)	1,727	77.5%
Other income (loss)	20,258	10,138	10,120	99.8%
Unrealized gain (loss) on investments and other	(95,406)	(152,218)	56,812	37.3%
Realized gain on investments and other	15,352	10,734	4,618	43.0%

Income (loss) from continuing operations	(30,557)	(106,457)	75,900	(71.3)%
Income (loss) from discontinued operations	—	409	(409)	NM
Gain (loss) on sale from discontinued operations	—	5,031	(5,031)	NM

Net income (loss)	$(30,557)	$(101,017)	$70,460	69.8%

Revenues

Interest Income

        Interest income decreased $16.9 million, primarily attributable to decreased interest income related to the CSE CDO ($16.0 million, of which $10.6 million relates to discount accretion on debt investments fully repaid, $3.3 million of discount accretion and $2.0 million of contractual interest) and $4.1 million of lower interest income on investments, net; offset by increased interest income related to the consolidation of the CapLease CDO ($3.2 million).

Rental and Escalation Income

        Rental and escalation income decreased $4.5 million, primarily attributable to lower income related to the deconsolidation of Midwest Care Holdco TRS I LLC, or Midwest Holdings, ($10.9 million) and a transfer of a property to a lender via foreclosure ($1.0 million), offset by an increase related to real estate acquisitions in connection with foreclosure ($7.5 million).

Commission Income

        Commission income represents income earned by us for selling equity in NorthStar Income through our broker-dealer subsidiary. The increase of $6.5 million is attributable to the increased capital raising velocity in 2012 in the non-traded REIT market.

Other Revenue

        Other revenue increased $0.4 million primarily due to increased fees from managing NorthStar Income.

Expenses

Interest Expense

        Interest expense increased $1.9 million, primarily attributable to additional interest expense related to the CapLease CDO ($2.8 million), real estate acquisitions in connection with foreclosure ($2.4 million), new borrowings under our CMBS Facility ($0.5 million) and our March 2011 issuance of 7.50% exchangeable senior notes ($2.5 million), offset by lower interest expense due to a property transferred to a lender ($0.8 million), repurchases and principal paydowns of CDO bonds payable ($0.9 million) and debt repurchases ($4.6 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses decreased $7.8 million, primarily attributable to lower costs associated with our deconsolidation of Midwest Holdings ($10.8 million) and return of property to a lender ($0.7 million), offset by increased costs related to 2011 real estate acquisitions in connection with foreclosure ($3.6 million).

Asset Management Expenses

        Asset management expenses decreased $0.7 million and consisted of costs related to managing our investment portfolio, such as legal and consulting fees for loan modifications and restructurings, and acquisition costs related to new investments.

Commission Expense

        Commission expense represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market. The increase of $4.9 million is the result of the increased capital raising velocity of NorthStar Income in 2012.

Other Costs, Net

        Other costs, net relate to dead deal costs incurred in the first quarter 2012 ($2.2 million) offset by a reversal of previously recorded surety bond costs expensed related to the Washington Mutual Bank, or WaMu, litigation ($2.0 million).

Provision for Loan Losses

        Provision for loan losses for the three months ended March 31, 2012 decreased $17.7 million. Provision for loan losses of $6.8 million for the three months ended March 31, 2012 related to four debt investments and included $0.6 million for first mortgage loans, $1.0 million for subordinated mortgage interests and $5.2 million for mezzanine loans. Provision for loan losses for the three months ended March 31, 2011 totaled $24.5 million for eight debt investments and included $0.4 million for first mortgage loans, $5.0 million for subordinated mortgage interests and $19.1 million for mezzanine loans.

Provision for Loss on Equity Investment

        There was no provision for loss on equity investment in 2012. Provision for loss on equity investment for the three months ended March 31, 2011 represented an impairment on our joint venture in a retail/entertainment complex located in East Rutherford, New Jersey, or NJ Property.

General and Administrative

        General and administrative expenses increased by $2.2 million principally related to the following:

        Compensation expense increased $1.4 million comprised of increases resulting from higher staffing levels to accommodate our new investment activities ($2.2 million), of which $1.1 million related to our broker-dealer, reversal in 2011 of compensation expense related to the departure of the prior chief financial officer ($1.3 million), equity compensation for the 2010 long-term incentive plan ($1.2 million) and the 2011 long-term incentive plan ($0.2 million); offset by decreases related to the 2009 long-term incentive plan ($2.5 million) and amortization of equity compensation in the form of LTIP units ($1.1 million).

        Auditing and professional fees decreased $0.6 million primarily related to legal fees for general corporate work.

        Other general and administrative expenses increased $1.5 million primarily due to higher corporate expenses.

Depreciation and Amortization

        Depreciation and amortization expense increased $4.2 million, primarily related to real estate acquisitions in connection with foreclosure ($4.6 million) offset by a property returned to a lender ($0.5 million).

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) decreased $1.7 million, primarily related to a decrease in losses from our investment in the NJ Property ($1.6 million).

Other Income (Loss)

        Other income (loss) increased $10.1 million, primarily comprised of a reversal of a loss accrual previously recorded related to the WaMu litigation ($20.0 million) (see discussion below); offset by a tax refund received in the CSE CDO in the first quarter 2011 ($10.1 million).

Unrealized Gain (Loss) on Investments and Other

        The decrease in unrealized (losses) on investments and other for the three months ended March 31, 2012 is primarily related to the non-cash change in fair value adjustments which represented a net unrealized loss of $73.9 million for the three months ended March 31, 2012 versus a net unrealized loss of $122.3 million for the three months ended March 31, 2011. The remaining difference is related to net cash payments for interest rate swaps, which do not qualify for hedge accounting.

Realized Gain on Investments and Other

        The realized gain of $15.4 million for the three months ended March 31, 2012 consisted primarily of $6.8 million net realized gains from the sale of CRE debt and security investments, gain from the sale of timeshare units of $5.1 million; gain from the sale of land in Aventura, Florida of $2.0 million and a foreign currency remeasurement gain of $1.7 million; offset by $0.2 million loss on the repurchase of CDO debt. The realized gain of $10.7 million for the three months ended March 31, 2011 consisted primarily of $22.3 million net realized gain from the sale of CRE debt and security investments and a foreign currency remeasurement gain of $3.7 million; offset by realized losses of $6.3 million related to realized losses or write downs on certain CRE securities; $8.4 million net realized losses on debt repurchases and $0.5 million loss on the deconsolidation of Midwest Holdings

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period for which the majority generated net operating losses. For the three months ended March 31, 2012, there were no discontinued operations from operating properties held for sale. For the three months ended March 31, 2011, the loss from discontinued operations principally related to a multifamily property, an office property, a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin and a leasehold interest in retail space located in New York.

Gain (Loss) on Sale from Discontinued Operations

        There was no gain (loss) on sale from discontinued operations for the three months ended March 31, 2012. Gain (loss) on sale from discontinued operations for the three months ended March 31, 2011 is primarily related to the sale of a leasehold interest in retail space located in New York.

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

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. As of March 31, 2012, we had $194 million of unrestricted cash. In addition, we had $5 million of uninvested and available funds in our CDO financing transactions, which is available only for reinvestment.

        The reinvestment period for two of our CDOs (CSE CDO and N-Star CDO VIII) just ended in January 2012 and February 2012, respectively, while the reinvestment period for N-Star CDO IX ends in June 2012. During the reinvestment period, we are allowed to reinvest principal proceeds from the underlying collateral into qualifying replacement collateral without having to repay the liabilities. $291 million of our debt investments have their initial maturity date during the remainder of 2012; however, many of these CRE debt investments contain extension options of at least one year. We also expect that a majority of the debt investments having final maturities during 2012 may have their maturities extended beyond 2012 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital available for refinancings. It is therefore difficult to estimate how much capital, if any, will be generated in our CDO financing transactions from debt repayments in 2012. To the extent we receive principal proceeds from the underlying collateral after the completion of the reinvestment period, such amounts is used to amortize the senior CDO bonds.

        Our CDO financing transactions require that the underlying assets meet a collateral value coverage test, or OC test (as defined by each applicable indenture) in order for us to receive regular cash flow distributions. Rating downgrades and defaults of CMBS and other securities can reduce the deemed value of the security in measuring the OC test, depending upon the level of downgrade. Also, defaults in our CRE debt investments can reduce the OC test. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the senior CDO bonds until the tests are back in compliance. While we have devoted a significant amount of resources to managing our existing investments, a poor economic environment and additional credit rating downgrades will make maintaining compliance with the CDO financing transactions more difficult. For more details related to our CDO financing OC tests, see "CDO Financing Structures" below.

        Principal proceeds received after the reinvestment period and diversion of cash flows from failing OC tests results in delevering of the CDO financing transactions and increasing the weighted average cost of borrowings.

        As set forth in periodic reports filed with the SEC, one of our net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and was 100% leased to WaMu. The tenant vacated the buildings as of March 23, 2009 and the leases, or the WaMu Leases, were disaffirmed by the Federal Deposit Insurance Corporation, or FDIC. In the third quarter 2009, the lender, GECCMC 2005-CI Plummer Office Limited Partnership, or GECCMC, foreclosed on the property. On August 10, 2009, GECCMC filed a complaint against NRFC NNN Holdings, LLC, or NNN Holdings, and NRFC Sub Investor IV LLC, or NRFC Sub Investor IV, both wholly-owned subsidiaries in the Superior Court of the State of California, County of Los Angeles. In the complaint, GECCMC alleged, among other things, that the financing provided by GECCMC to NRFC Sub Investor IV, was a recourse obligation of NNN Holdings due to the FDIC's disaffirmance of the WaMu Leases. The judge presiding over the lawsuit entered a judgment against NNN Holdings in the amount of approximately $46 million plus costs, attorneys' fees, prejudgment interests and accrued interest, estimated to be approximately $6 million.

        On March 29, 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of NNN Holdings, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directs the Superior Court to enter summary judgment in our favor and reverses the award against us. Furthermore, the Court of Appeal awarded us costs on appeal. As a result of the ruling, for the three months ended March 31, 2012, we reversed the $20 million loss accrual and $2 million previously expensed surety bond costs and recorded such amounts in other income (loss) and other costs, net, respectively, in the consolidated statements of operations. We may seek to recover additional costs in connection with the litigation including legal fees. It is possible that we may not ultimately recover costs from GECCMC notwithstanding any court order.

        On April 13, 2012, GECCMC petitioned the Court of Appeal to rehear its decision but that petition was denied. GECCMC may petition the California Supreme Court to review the decision. If the California Supreme Court does not review the decision of the Court of Appeal we will be returned the $26 million of cash we posted as collateral in connection with a general agreement of indemnity that we were required to maintain with an issuer of surety bonds. If the California Supreme Court does determine to review the decision of the Court of Appeal, we will vigorously defend our position.

        On July 14, 2011, we repaid the $100 million preferred membership interest in NRF Healthcare, LLC to Inland American Real Estate Trust, Inc. which had a 10.5% distribution rate. Such amount was funded using $25 million of proceeds generated from the sale of a healthcare net lease portfolio and $75 million of restricted cash from one of our CDOs.

        We have committed to purchase up to $10 million of shares of NorthStar Income's common stock during the period through July 12, 2013, in the event that its distributions to stockholders exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, we have purchased 117,055 shares for $1 million for the three months ended March 31, 2012 resulting in 370,257 aggregate shares acquired for $3 million since inception.

CDO Financing Structures

        The following is a summary of our CDO bonds payable owned as of May 3, 2012 (amounts in thousands):

Principal Amount(1)
Based on original credit rating:
AAA	$206,040
AA through BBB	320,864
Below investment grade	179,040

Total(2)	$705,944

Weighted average original credit rating of original investment grade rated CDO bonds	AA- / Aa3
Weighted average purchase price of original investment grade rated CDO bonds	36%

(1)
Represents the maximum amount of principal proceeds that could be received.

(2)
Unencumbered CDO bonds are owned by us. The majority of CDO bonds owned are eliminated with the liability of the respective CDO transaction on our consolidated financial statements.

        The following is a summary of our CRE debt CDO financing transactions as of March 31, 2012 (amounts in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CSE Jul-10		CapLease Aug-11	Total
Balance sheet as of March 31, 2012(1)
Assets, principal amount	$390,074	$484,539	$985,273	$1,085,052		$172,419	$3,117,357
CDO bonds, principal amount(2)	263,427	364,349	731,863	1,010,286		153,150	2,523,075

Net assets	$126,647	$120,190	$253,410	$74,766		$19,269	$594,282
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$1,630	$312	$4,617	$8,980		$694	$16,233
Collateral management fees	323	490	982	547		91	2,433
Interest coverage cushion(1)	2,186	544	3,834	9,382		405
Overcollateralization cushion (shortfall)(1)	52,275	55,816	139,341	69,745		8,607
At offering	19,808	17,412	42,193	(151,595)	(4)	5,987

(1)
Based on remittance report issued on date nearest to March 31, 2012.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
Interest coverage, or IC, and OC coverage to the most constrained class.

(4)
Based on trustee report as of June 24, 2010, closest to the date of acquisition.

        The following is a summary of our CRE security CDO financing transactions as of March 31, 2012 (amounts in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star II Jul-04	N-Star III Mar-05	N-Star V Sep-05	N-Star VII Jun-06	N-Star IX Feb-07	Total
Balance sheet as of March 31, 2012(1)
Assets, principal amount	$208,036	$199,522	$391,054	$473,995	$593,766	$1,033,367	$2,899,740
CDO bonds, principal amount(2)	194,294	184,571	302,093	349,219	412,561	748,020	2,190,758

Net assets	$13,742	$14,951	$88,961	$124,776	$181,205	$285,347	$708,982
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$—	$—	$1,292	$—	$—	$1,778	$3,070
Collateral management fees	72	64	255	117	168	751	1,427
Interest coverage cushion (shortfall)(1)	(276)	(445)	1,845	(1,941)	(1,137)	1,323
Overcollateralization cushion (shortfall)(1)	(16,761)	(26,889)	(7,787)	(71,451)	(50,101)	24,401
At offering	8,687	10,944	13,610	12,940	13,966	24,516

(1)
Based on remittance report issued on date nearest to March 31, 2012.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

        Currently, the reinvestment period for N-Star CDO IX remains open until June 2012. At the end of the reinvestment period, our ability to maintain the OC and IC tests may be negatively impacted since we will not be able to reinvest principal in these CDOs. If the OC and IC tests are not met with respect to any of our CDOs, periodic cash distributions would be diverted to amortize the senior bonds until the CDO is back in compliance with the tests. In such cases, this could decrease cash available to pay our dividend and affect compliance with REIT requirements.

        Our CDOs are collateralized by CRE debt and securities, with a majority of our equity invested in our CRE debt CDOs. The CRE debt CDOs currently have larger OC cushions compared to the CRE securities CDOs. CRE debt investments are not subject to rating agency downgrades in calculating the OC tests, and as these investments were primarily directly originated by us, it provides for more control than a CMBS. However, we may have the ability to become the controlling class of a portion of our CMBS holdings in the future which will allow us to appoint ourselves special servicer of the underlying CMBS trust to earn additional fees and have more control over the outcome of troubled assets.

        Currently, all of the N-Star CRE debt CDOs are in compliance with their OC and IC tests. Five of our N-Star securities CDOs (I, II, III, V and VII) are out of compliance with their respective OC tests and we expect that complying with OC and IC tests will continue to be difficult.

Capital Raise

        In the first quarter 2012, we raised net proceeds of $90 million from the issuance of common equity and net proceeds from the issuance of $35 million of our Class B preferred stock.

CMBS Facility

        In October 2011, we, through one of our wholly-owned subsidiaries, entered into a master repurchase and securities contract, or the CMBS Facility, with Wells Fargo. The $100 million CMBS

Facility finances the acquisition of AAA-rated CMBS and has an initial term of two years with a one-year extension option at our election subject to the satisfaction of certain conditions. Borrowings accrue interest at a per annum pricing rate equal to 1.65%, subject to adjustment. We paid an upfront fee of 0.5% based on the total commitment and will not incur any unused fees.

        As of March 31, 2012, we held $78 million principal amount of CMBS with a weighted average current yield of 4.0% financed with $70 million at a weighted average financing cost over the expected life of 1.9%, resulting in an expected return on invested equity of over 20%.

CRE Debt Facility

        In November 2011, we, through one of our wholly-owned subsidiaries, entered into a master repurchase and securities contract, or Loan Facility, with Wells Fargo. The $100 million Loan Facility will be used to finance the origination of CRE first mortgage loans and has an initial term of two years with two one-year extension options at our election subject to the satisfaction of certain conditions. Borrowings will accrue interest at a range of one-month LIBOR plus 2.25% to 3.00% per annum with advance rates of up to 75%, depending on asset type and characteristics. We paid an upfront fee of 0.5% of the total commitment and will not incur any unused fees. We have no outstanding borrowings with respect to the Loan Facility as of March 31, 2012.

        The Loan Facility and CMBS Facility contain a liquidity covenant that requires the maintenance of an aggregate of $45 million of unrestricted cash to provide credit support for the borrowings. In addition, the Loan Facility and CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require us to provide additional collateral or make cash payments to maintain the borrowing-to-collateral value ratios. As of March 31, 2012, we were not required to post additional collateral or make cash payments to maintain such ratios.

        We are currently in compliance, in all material respects, with all covenants of our borrowing arrangements.

Cash Flows

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

        Net cash used in operating activities was $11 million for the three months ended March 31, 2012 compared to $1 million for the three months ended March 31, 2011. The increase in net cash used was primarily due to less interest income from the CSE CDO and the payment of certain equity-based compensation in cash.

        Net cash provided by investing activities was $95 million for the three months ended March 31, 2012 compared to $37 million for the three months ended March 31, 2011. The increase in net cash provided was primarily due to proceeds from the sale/repayment of CRE debt and security investments offset by new originations/acquisitions.

        Net cash used in financing activities was $34 million for the three months ended March 31, 2012 compared to net cash provided by financing activities of $31 million for the three months ended March 31, 2011. The primary sources of cash used for the three months ended March 31, 2012 was $141 million for CDO bond repayments, $8 million for swap settlement and $20 million for payment of dividends (common and preferred) offset by $125 million capital raised and $15 million from new borrowings. The primary sources of cash provided for the three months ended March 31, 2011 was $173 million from the issuance of exchangeable notes and $26 million from new borrowings offset by $159 million for repurchases/repayments of CDO bonds, exchangeable notes, mortgage notes and term loans and $13 million for payment of dividends (common and preferred).

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

Related Party Transactions

Advisory and Other Fees

        We have agreements with each of our N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The advisory fee related to all of the CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the three months ended March 31, 2012, we earned $4 million in advisory fee income that was eliminated in consolidation.

        We have an agreement with NorthStar Income to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income and we earn fees for our services. For the three months ended March 31, 2012 and 2011, we earned $0.6 million and an immaterial amount of fees on these agreements, respectively. Additionally, we incur costs on behalf of NorthStar Income and NorthStar Healthcare (formerly known as NorthStar Senior Care Trust, Inc.) which are reimbursed subsequently to us by these managed entities. As of March 31, 2012, we had aggregate unreimbursed costs of $5 million from NorthStar Income and NorthStar Healthcare.

Legacy Fund

        We have two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One loan of $15 million matures in March 2013 and has two one-year extension options. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23 million has a maturity in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. We earned an aggregate $0.5 million of interest income for the three months ended March 31, 2012 and 2011. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, we lease office space in Colorado with an affiliate of Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 18, 2015. We have the option to renew the lease for an additional five years.

Hard Rock Hotel Loan

        We own an $89 million principal amount of a mezzanine loan backed by the Hard Rock Hotel and Casino in Las Vegas, Nevada. Prior to a modification of the loan in March 2011, Morgans Hotel Group, or Morgans, was a minority partner in the joint venture owning the hotel. David Hamamoto, our chairman and chief executive officer, is the executive chairman of the board of Morgans. Morgans no longer has any interest in the hotel.

Recent Developments

Dividends

        On May 2, 2012, we declared a dividend of $0.15 per share of common stock. The common stock dividend will be paid on May 18, 2012 to stockholders of record as of the close of business on May 14, 2012. On May 2, 2012, we declared a dividend of $0.54688 per share of Series A preferred stock and

$0.51563 per share of Series B preferred stock. The Series A and Series B preferred dividends will be paid on May 15, 2012, to the stockholders of record as of the close of business on May 14, 2012.

Common Stock Offering

        On May 3, 2012, we priced an underwritten public offering of 20 million shares of our common stock at a public offering price of $5.70 per share. We granted the underwriter a 30-day option to purchase an additional 3 million shares. The offering is expected to close on May 9, 2012.

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

        We believe that the risk associated with an increase in market interest rates on the floating-rate debt used to finance our assets in our CDO financing transactions and our direct investments in CRE debt will be largely offset by our strategy of matching the terms of our assets with the terms of our liabilities and through our use of hedging instruments.

        Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

        Management believes that funds from operations, or FFO, and AFFO, each of which is a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with generally accepted accounting principles), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company's cash flow generated by operations.

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

        Set forth below is a reconciliation of FFO and AFFO to income (loss) from continuing operations before non-controlling interest in our Operating Partnership for three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Funds from Operations:
Income (loss) from continuing operations	$(30,557)	$(106,457)
Non-controlling interests(1)	260	(128)

Net income (loss) before non-controlling interest in Operating Partnership	(30,297)	(106,585)
Adjustments:
Preferred stock dividends	(5,323)	(5,231)
Depreciation and amortization	10,920	8,082
Funds from discontinued operations	—	1,074
Real estate depreciation and amortization, unconsolidated ventures	207	232

Funds from Operations	(24,493)	(102,428)

Adjusted Funds from Operations:
Funds from Operations	(24,493)	(102,428)
Straight-line rental income, net	(670)	(223)
Straight-line rental income/expense and fair value lease revenue, unconsolidated ventures	234	(21)
Amortization of above/below market leases	(258)	(214)
Amortization of equity-based compensation	2,329	2,034
Unrealized (gain) loss from fair value adjustments	73,863	122,288

Adjusted Funds from Operations	$51,005	$21,436

(1)
Amount excludes non-controlling limited partner interest in our Operating Partnership.

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

        Our debt and security investments bear interest at either a floating or fixed rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR and typically reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from our investments.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse CDO borrowings or non-recourse mortgage notes. In addition, we match interest rates on our assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We are subject to interest rate risk because on certain investments, we maintain a net floating-rate asset position, and, therefore, our income will increase with increases in interest rates and decrease with declines in interest rates. As of March 31, 2012, a hypothetical 100 basis point increase in interest rates applied to our variable-rate assets would increase annual interest income by $26 million offset by an increase in interest expense of $26 million on our variable-rate liabilities.

        Changes in interest rates could affect the value of our fixed-rate CRE debt and security investments and our net lease properties. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate assets in order to adjust their yields to current market levels. In addition, the value of our net lease properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flows generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants. Lower risk-free rates generally result in lower discount rates and, therefore, higher valuations, and vice versa, although the scarcity of financing for net lease properties and investor concerns over commercial real estate generally have recently decreased commercial real estate valuations, including valuations for net lease properties.

        Changes in interest rates and credit spreads may also impact our net book value as almost all of our investments in CRE securities are marked-to-market each quarter with changes in fair value reflected in unrealized gains (losses). Generally, as interest rates increase, the value of fixed-rate securities within our CDO financing transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark almost all of our CDO notes payable and all related interest rate swaps to market which may cause a partial offset to the income and balance sheet impact of marking the CRE securities to market. Additionally, changes in unrealized gains (losses) do not directly affect our operating cash flows or our ability to pay a dividend to stockholders. Changes in fair value of our CRE securities portfolio could impact our ability to realize gains on such securities.

        We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of March 31, 2012, our counterparties do not hold any cash margin as collateral against our swap contracts. As of March 31, 2012, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. During the three months ended March 31, 2012, we recognized $14 million of unrealized gains from derivatives.

Credit Spread Risk

        The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed- and floating-rate assets decrease and vice versa. The fixed-rate securities, debt investments and net lease properties are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and security investments are valued based on a market credit spread over the applicable LIBOR. Excessive supply of these investments combined with reduced demand will generally cause the market to require a higher yield on these investments, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.

        Market credit spreads are currently much wider than existed at the time we originated or acquired a majority of our investments. These market spreads imply that investment for which we did not elect fair value option, primarily our CRE debt and net lease investments, may be worth less than the amounts at which we carry these investments on our consolidated balance sheet. However, we typically financed these investments with borrowings priced in similar credit environment and intend to hold them to maturity, and, therefore, we do not believe that intra- and inter-period changes in value caused by changing credit spreads materially impacts the economics associated with our investment.

Credit Risk

        Credit risk in our CRE debt and security investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

        CMBS investments financed with our CMBS Facility are AAA-rated while most of our other CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. Further, to the extent we become the controlling classholder in the future for a CMBS investment, we expect that we would appoint ourselves special servicer which would enable us more control over restructuring of underlying collateral within a securitization. The senior unsecured REIT debt we invest in reflects comparable credit risk. The underlying CRE securities to our CDO note investments are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the CDO note investments and the underlying credit quality of their holdings. Our debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include a foreclosure against the collateral. We describe many of the options available to us in this situation in the "Risk Management" section of this Quarterly Report on Form 10-Q. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our debt amount. To the extent the amount of our debt investments plus all senior debt to our position exceeds the realizable value to our collateral, then we would incur a loss.

        We are subject to the credit risk of the corporate lessee of our net lease properties including the operators of healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant/operator's business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator's core business operations. Where appropriate, we may seek to augment the tenant/operator's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, a portion of our portfolio derives revenues from government sources, notably Medicaid or Medicare. Recently announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.

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

Internal Control over Financial Reporting

Changes in internal control over financial reporting

        There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. Other Information

Item 1.    Legal Proceedings

WaMu Matter

        One of the our net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and was 100% leased to Washington Mutual Bank, or WaMu. The tenant vacated the buildings as of March 23, 2009 and the leases, or WaMu Lease, were disaffirmed by the Federal Deposit Insurance Corporation, or FDIC. In the third quarter 2009, the lender, GECCMC 2005-CI Plummer Office Limited Partnership, or GECCMC, foreclosed on the property. On August 10, 2009, GECCMC filed a complaint against NRFC NNN Holdings, LLC, or NNN Holdings, and NRFC Sub Investor IV, LLC, or NRFC Sub Investor IV, both wholly-owned subsidiaries of ours, in the Superior Court of the State of California, County of Los Angeles. In the complaint, GECCMC alleged, among other things, that the financing provided by GECCMC to NRFC Sub Investor IV, was a recourse obligation of NNN Holdings due to the FDIC's disaffirmance of the WaMu Leases. The judge presiding over the lawsuit entered a judgment against NNN Holdings in the amount of approximately $46 million plus costs, attorneys' fees, prejudgment interests and accrued interest, estimated to be approximately $6 million.

        On March 29, 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of NNN Holdings, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directs the Superior Court to enter summary judgment in the Company's favor and reverses the award against the Company. Furthermore, the Court of Appeal awarded us costs on appeal.

        On April 13, 2012, GECCMC petitioned the Court of Appeal to rehear its decision but that petition was denied. GECCMC may petition the California Supreme Court to review the decision. If the California Supreme Court does not review the decision of the Court of Appeal, the Company will be returned the $26 million of cash posted as collateral in connection with a general agreement of indemnity that the Company was required to maintain with an issuer of surety bonds. If the California Supreme Court does determine to review the decision of the Court of Appeal, the Company will vigorously defend its position.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Up to 127,500 shares of our common stock were issued under our Dividend Reinvestment Plan and Stock Purchase Plan, or DRPSPP, for aggregate consideration of up to $513,500 more than three years after the related registration statement for those plans became effective. The proceeds were used for general corporate purposes.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp. Registration Statement on Form S-11 (File No. 333-114675))

3.2	Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit Number	Description of Exhibit
3.3	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)

3.4	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)

3.5	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.6	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on March 19, 2012)

4.1	Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-146679))

4.2	Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on June 22, 2007)

4.3	Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp. Registration Statement on Form S-3 (File No. 333-152545))

4.4	Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed on May 28, 2008)

4.5	Registration Rights Agreement relating to the 7.50% Exchangeable Senior Notes due 2031 of NorthStar Realty Finance Limited Partnership dated as of March 9, 2011, (incorporated by reference to Exhibit 4.4 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)

4.6	Indenture dated as of March 9, 2011, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed March 9, 2011)

Exhibit Number		Description of Exhibit
10.1		Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2		NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3		NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.4		Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)

10.5		Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed September 14, 2006)

10.6		Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed February 9, 2007)

10.7	+	Amendment No. 1 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 2 to Form S-8 filed on April 13, 2007)

10.8	+	Amendment No. 2 to NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Post-Effective Amendment No. 3 to Form S-8 filed on June 6, 2007)

10.9		Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed May 29, 2007)

10.10	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)

10.11	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed October 5, 2007)

Exhibit Number		Description of Exhibit
10.12	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Albert Tylis (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp. Current Report on Form 8-K filed July 27, 2009)

10.13		Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.14	+	NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.15		Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.16		Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.17		Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.18		Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.19	+	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.20	+	Form of Amended and Restated Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.21	+	Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.22		Master Repurchase and Securities Contract, dated as of October 28, 2011, by and between NRFC WF CMBS, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit Number		Description of Exhibit
10.23		Guaranty Agreement, made as of October 28, 2011, by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2011)

10.24		Master Repurchase and Securities Contract, dated as of November 22, 2011, by and between NRFC WF Loan, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2011)

10.25		Limited Guaranty, made as of November 22, 2011, by NorthStar Realty Finance Corp. and NorthStar Realty Finance Limited Partnership for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2011)

10.26	*	Sixth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, Dated as of March 21, 2012

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2010; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Equity as of March 31, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements

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

NORTHSTAR REALTY FINANCE CORP.
Date: May 4, 2012	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ DEBRA A. HESS Debra A. Hess Chief Financial Officer