Form 10-Q
period 2012-06-30
NORTHSTAR REALTY FINANCE CORP.
filed 2012-08-07
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

        The Company has one class of common stock, par value $0.01 per share, 134,675,417 shares outstanding as of August 6, 2012.

NORTHSTAR REALTY FINANCE CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

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

  •
  our ability to source and close on attractive investment opportunities;

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

  •
  compliance with the rules governing REITs; and

  •
  performance of our investments relative to our expectations and the impact on our actual return on equity.

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

PART I. Financial Information

Item 1.    Financial Statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
VIE Financing Structures
Restricted cash	$233,778	$261,295
Operating real estate, net	341,997	313,227
Real estate securities, available for sale	1,199,412	1,358,282
Real estate debt investments, net	1,554,868	1,631,856
Investments in and advances to unconsolidated ventures	62,152	60,352
Receivables, net of allowance of $1,210 in 2012 and $1,179 in 2011	19,359	22,530
Derivative assets, at fair value	28	61
Deferred costs and intangible assets, net	42,377	47,499
Assets of properties held for sale	1,597	3,198
Other assets	18,046	23,135

	3,473,614	3,721,435

Non-VIE Financing Structures
Cash and cash equivalents	195,759	144,508
Restricted cash	48,983	37,069
Operating real estate, net	772,892	776,222
Real estate securities, available for sale	147,074	115,023
Real estate debt investments, net	225,212	78,726
Investments in and advances to unconsolidated ventures	40,077	33,205
Receivables	14,910	8,958
Receivables, related parties	7,275	5,979
Unbilled rent receivable	12,907	11,891
Derivative assets, at fair value	11,822	5,674
Deferred costs and intangible assets, net	49,036	50,885
Other assets	10,516	16,862

	1,536,463	1,285,002

Total assets	$5,010,077	$5,006,437

Liabilities
VIE Financing Structures
CDO bonds payable (see Note 9)	$2,062,304	$2,273,907
Mortgage notes payable	228,446	228,525
Secured term loan	14,682	14,682
Accounts payable and accrued expenses	14,346	15,754
Escrow deposits payable	70,064	52,660
Derivative liabilities, at fair value	206,152	226,481
Other liabilities	48,733	55,007

	2,644,727	2,867,016

Non-VIE Financing Structures
Mortgage notes payable	554,840	554,732
Credit facilities	132,318	64,259
Exchangeable senior notes	282,694	215,853
Junior subordinated notes, at fair value	161,374	157,168
Accounts payable and accrued expenses	37,486	50,868
Escrow deposits payable	12,345	196
Derivative liabilities, at fair value	—	8,193
Other liabilities	50,324	48,538

	1,231,381	1,099,807

Total liabilities	3,876,108	3,966,823

Commitments and contingencies (see Note 15)
Equity
NorthStar Realty Finance Corp. Stockholders' Equity
Preferred stock, 8.75% Series A, $0.01 par value, $60,525 and $60,000 liquidation preference as of June 30, 2012 and December 31, 2011, respectively	58,357	57,867
Preferred stock, 8.25% Series B, $0.01 par value, $233,350 and $190,000 liquidation preference as of June 30, 2012 and December 31, 2011, respectively	221,643	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 133,425,417 and 96,044,383 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,334	960
Additional paid-in capital	1,008,913	809,826
Retained earnings (accumulated deficit)	(155,057)	(8,626)
Accumulated other comprehensive income (loss)	(26,229)	(36,160)

Total NorthStar Realty Finance Corp. stockholders' equity	1,108,961	1,007,372
Non-controlling interests	25,008	32,242

Total equity	1,133,969	1,039,614

Total liabilities and equity	$5,010,077	$5,006,437

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in Thousands, Except Share and Per Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Interest income	$79,988	$110,790	$160,700	$208,430
Rental and escalation income	29,226	25,956	57,659	58,883
Commission income	8,679	1,726	16,078	2,644
Advisory and other fee income	2,742	212	3,259	295
Other revenue	1,531	1,365	1,739	1,615

Total revenues	122,166	140,049	239,435	271,867
Expenses
Interest expense	34,665	34,206	69,963	67,626
Real estate properties—operating expenses	5,025	2,613	9,689	15,110
Asset management expenses	304	1,328	1,801	2,889
Commission expense	6,748	1,299	12,397	2,016
Other costs, net	200	—	392	—
Provision for loan losses	6,537	14,200	13,377	38,700
Provision for loss on equity investment	—	—	—	4,482
General and administrative
Salaries and equity-based compensation(1)	16,014	19,528	30,144	32,269
Other general and administrative	5,570	7,361	12,501	14,062

Total general and administrative	21,584	26,889	42,645	46,331
Depreciation and amortization	12,677	11,526	24,983	19,608

Total expenses	87,740	92,061	175,247	196,762

Income (loss) from operations	34,426	47,988	64,188	75,105
Equity in earnings (losses) of unconsolidated ventures	(336)	(1,555)	(837)	(3,783)
Other income (loss)	—	—	20,258	10,138
Unrealized gain (loss) on investments and other	(115,648)	(130,607)	(211,054)	(282,825)
Realized gain (loss) on investments and other	5,195	36,839	20,547	47,573

Income (loss) from continuing operations	(76,363)	(47,335)	(106,898)	(153,792)
Income (loss) from discontinued operations	(43)	(1,047)	(65)	(638)
Gain (loss) on sale from discontinued operations	285	9,416	285	14,447

Net income (loss)	(76,121)	(38,966)	(106,678)	(139,983)
Less: net (income) loss allocated to non-controlling interests	4,244	(5,813)	6,207	(349)
Preferred stock dividends	(5,635)	(5,231)	(10,958)	(10,463)
Contingently redeemable non-controlling interest accretion	—	(1,973)	—	(4,982)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(77,512)	$(51,983)	$(111,429)	$(155,777)

Net income (loss) per share from continuing operations (basic/diluted)	$(0.62)	$(0.69)	$(0.98)	$(2.05)
Income (loss) per share from discontinued operations (basic/diluted)	—	(0.01)	—	(0.01)
Gain per share on sale of discontinued operations (basic/diluted)	—	0.10	—	0.17

Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(0.62)	$(0.60)	$(0.98)	$(1.89)

Weighted average number of shares of common stock:
Basic	124,802,710	86,966,645	113,524,914	82,605,559

Diluted	131,178,131	91,233,904	119,285,979	86,908,265

Dividends declared per share of common stock	$0.16	$0.10	$0.31	$0.20

(1)
The three months ended June 30, 2012 and 2011 include $4.8 million and $2.6 million, respectively, of equity-based compensation expense. The six months ended June 30, 2012 and 2011 include $7.2 million and $4.6 million, respectively, of equity-based compensation expense.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(76,121)	$(38,966)	$(106,678)	$(139,983)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	4,495	—	6,689	—
Reclassification adjustment for gains (losses) included in net income (loss)	1,873	1,873	3,746	3,746

Total other comprehensive income (loss)	6,368	1,873	10,435	3,746
Comprehensive income (loss)	(69,753)	(37,093)	(96,243)	(136,237)
Less: Comprehensive (income) loss attributable to non-controlling interests	3,935	(5,999)	5,703	(633)

Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(65,818)	$(43,092)	$(90,540)	$(136,870)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in Thousands)

	Preferred Stock
	Series A		Series B		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders' Equity
							Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	2,400	$57,867	7,600	$183,505	78,105	$781	$723,102	$293,382	$(36,119)	$1,222,518	$55,173	$1,277,691
Net proceeds from offering of common stock	—	—	—	—	17,250	173	69,132	—	—	69,305	—	69,305
Reclassification of equity compensation to liability	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	—	—	—	144	144
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	(13,202)	(13,202)
Dividend reinvestment and stock purchase plan	—	—	—	—	62	—	264	—	—	264	—	264
Amortization of equity-based compensation	—	—	—	—	—	—	17	—	—	17	11,665	11,682
Contingently redeemable non-controlling interest accretion	—	—	—	—	—	—	—	(5,178)	—	(5,178)	—	(5,178)
Equity component of exchangeable notes	—	—	—	—	—	—	10,971	—	—	10,971	—	10,971
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(41)	(41)	26	(15)
Conversion of LTIP units	—	—	—	—	628	6	6,340	—	—	6,346	(6,346)	—
Dividends on common stock and LTIP Units	—	—	—	—	—	—	—	(38,994)	—	(38,994)	(1,809)	(40,803)
Dividends on preferred stock	—	—	—	—	—	—	—	(20,925)	—	(20,925)	—	(20,925)
Net income (loss)	—	—	—	—	—	—	—	(236,911)	—	(236,911)	(11,273)	(248,184)

Balance at December 31, 2011	2,400	$57,867	7,600	$183,505	96,045	$960	$809,826	$(8,626)	$(36,160)	$1,007,372	$32,242	$1,039,614

Net proceeds from offering of common stock	—	$—	—	$—	37,250	$372	$198,751	$—	$—	$199,123	$—	$199,123
Net proceeds from offering of preferred stock	21	490	1,734	38,138	—	—	—	—	—	38,628	—	38,628
Redemptions of non-controlling interests	—	—	—	—	—	—	(2,358)	—	—	(2,358)	2,358	—
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	(7,051)	(7,051)
Dividend reinvestment plan	—	—	—	—	17	1	93	—	—	94	—	94
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	—	—	7,158	7,158
Equity component of exchangeable notes	—	—	—	—	—	—	1,986	—	—	1,986	—	1,986
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	9,931	9,931	504	10,435
Conversion of LTIP units	—	—	—	—	113	1	615	—	—	616	(616)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	—	—	(35,002)	—	(35,002)	(3,380)	(38,382)
Dividends on preferred stock	—	—	—	—	—	—	—	(10,958)	—	(10,958)	—	(10,958)
Net income (loss)	—	—	—	—	—	—	—	(100,471)	—	(100,471)	(6,207)	(106,678)

Balance at June 30, 2012 (unaudited)	2,421	$58,357	9,334	$221,643	133,425	$1,334	$1,008,913	$(155,057)	$(26,229)	$1,108,961	$25,008	$1,133,969

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(106,678)	$(139,983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	837	3,783
Depreciation and amortization	24,987	20,400
Amortization of premium/discount on investments	(38,841)	(78,904)
Interest accretion on investments	(277)	(7,571)
Amortization of deferred financing costs	1,660	2,897
Equity-based compensation	7,158	4,647
Unrealized (gain) loss on investments and other	168,441	227,869
Realized gain on sale of investments and other / other income	(20,805)	(62,022)
Reversal of accrued loss and other costs	(22,041)	—
Distributions from unconsolidated ventures	802	325
Amortization of capitalized above/below market leases	(565)	(384)
Unbilled rent receivable	(1,501)	(1,194)
Provision for loss on equity investment	—	4,482
Provision for loan losses	13,377	38,700
Allowance for uncollectable accounts	225	55
Discount and loan fees received	13,158	2,772
Loan acquisition costs	(835)	—
Changes in assets and liabilities:
Restricted cash	(7,664)	(13,899)
Receivables	(4,232)	(1,636)
Other assets	6,729	11,821
Receivables from related parties	(1,254)	(1,301)
Accounts payable and accrued expenses	(16,628)	5,635
Other liabilities	17,680	(3,646)

Net cash provided by (used in) operating activities	33,733	12,846
Cash flows from investing activities:
Acquisitions of operating real estate, net	(6,858)	—
Improvements of operating real estate	(1,614)	(381)
Deferred costs and intangible assets	(732)	(134)
Net proceeds from disposition of operating real estate	8,542	114,507
Acquisitions of real estate securities, available for sale	(82,865)	(166,423)
Proceeds from sales of real estate securities, available for sale	200,285	126,381
Repayments on real estate securities, available for sale	77,974	71,534
Originations/acquisitions of real estate debt investments	(210,487)	(174,852)
Repayments on real estate debt investments	94,651	163,966
Proceeds from sales of real estate debt investments	10,845	60,885
Restricted cash provided by (used in) investment activities	(5,417)	(1,659)
Other receivables	10,776	—
Investment in and advances to unconsolidated ventures	(7,939)	(1,218)
Distributions from unconsolidated ventures	175	676

Net cash provided by (used in) investing activities	87,336	193,282
Cash flows from financing activities:
Purchase of derivative instruments	(8,920)	—
Settlement of derivative instrument	(8,163)	(27,097)
Collateral held by derivative counterparties	—	23,280
Borrowings of mortgage notes	4,500	20,920
Repayments of mortgage notes	(4,471)	(101,043)
Borrowings under credit facilies	84,161	—
Repayments of credit facilities	(16,102)	—
Proceeds from CDO bonds reissuance	10,360	—
Proceeds from CDO bonds	10,000	23,000
Repayments of CDO bonds	(387,885)	(97,962)
Repurchases of CDO bonds	(59,161)	(70,687)
Repayments of secured term loans	—	(22,199)
Payment of deferred financing costs	(3,072)	(9,748)
Change in restricted cash	58,415	(23,849)
Proceeds from exchangeable senior notes	75,000	172,500
Repurchases and repayment of exchangeable senior notes	(7,500)	(50,787)
Net proceeds from preferred stock offering	38,628	—
Net proceeds from common stock offering	199,123	69,341
Proceeds from dividend reinvestment and stock purchase plan	94	153
Dividends (common and preferred)	(45,961)	(27,860)
Distributions / repayments to non-controlling interests	(8,864)	(18,336)

Net cash provided by (used in) financing activities	(69,818)	(140,374)
Net increase (decrease) in cash and cash equivalents	51,251	65,754
Cash and cash equivalents—beginning of period	144,508	125,439

Cash and cash equivalents—end of period	$195,759	$191,193

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

Comprehensive Income

        The Company reports consolidated comprehensive income in separate statements following its consolidated statements of operations. Comprehensive income is defined as the change in equity resulting from net income (loss) and other comprehensive income (loss) ("OCI"). The Company's components of OCI principally include: (i) unrealized gain (loss) of securities available for sale for which the fair value option is not elected; and (ii) the reclassification of unrealized gain (loss) on derivative instruments that are or were deemed to be effective hedges.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        The Company classifies its CRE securities as available for sale on the acquisition date. Available for sale securities are recorded at fair value. The Company has generally elected to apply the fair value option of accounting for its CRE securities portfolio. For those CRE securities for which the fair value option of accounting was elected, any unrealized gains (losses) from changes in fair value are recorded in unrealized gains (losses) on investments and other in the Company's consolidated statements of operations.

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

Operating Real Estate

        Operating real estate is carried at historical cost less accumulated depreciation. The Company follows the purchase method of accounting for acquisitions of operating real estate held for investment, where the purchase price of operating real estate is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles. The Company evaluates whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to a property) ("REO") constitutes a business and whether business combination accounting is relevant. Any excess upon taking title to a property between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Troubled Debt Restructuring

        CRE debt investments modified in a troubled debt restructuring ("TDR") are modifications granting a concession to a borrower experiencing financial difficulties where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. Management judgment is necessary to determine whether a loan modification is considered a TDR. Troubled debt that is fully satisfied via taking title to a property, repossession or other transfers of assets is generally included in the definition of TDR. Loans acquired as a pool with deteriorated credit quality that have been modified are not considered a TDR.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective in the first interim or annual period beginning after December 15, 2011. The Company adopted this accounting update in the first quarter 2012 and the required disclosures have been incorporated into Note 4 of the consolidated financial statements. The adoption did not have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of OCI that must be reported but it eliminates the option to present OCI on the statement of equity. In December 2011, the FASB issued an accounting update to defer the requirement to present the reclassification adjustments to OCI by component and are currently redeliberating this requirement. The remaining requirements of the accounting update were effective for the Company in the first quarter 2012 and were applied retrospectively to all periods reported after the effective date. There was no impact on the consolidated financial statements as the Company currently complies with the update.

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

        The CRE debt investments that serve as collateral for the CDO financing transactions include first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans.

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

        The following table displays the classification and carrying value of assets and liabilities of consolidated VIEs as of June 30, 2012 (amounts in thousands):

	Consolidated Variable Interest Entities
	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	N-Star IX	CSE CDO	CapLease CDO	Total
Assets of consolidated VIEs:
Restricted cash	$2,397	$1,464	$2,327	$14,766	$270	$44,263	$718	$45,926	$28,043	$89,745	$3,859	$233,778
Operating real estate, net	—	—	—	71,648	—	—	—	266,055	—	4,294	—	341,997
Real estate securities, available for sale	156,498	145,157	135,826	29,938	145,329	35,459	143,647	10,794	331,377	51,425	13,962	1,199,412
Real estate debt investments, net	—	—	16,666	215,355	—	302,244	—	481,095	50,553	367,129	121,826	1,554,868
Investments in and advances to unconsolidated ventures	—	—	—	—	—	2,586	—	59,566	—	—	—	62,152
Receivables, net of allowance	1,521	987	1,168	1,181	1,500	876	1,583	2,849	3,658	3,208	828	19,359
Derivative assets, at fair value	—	—	—	—	—	—	28	—	—	—	—	28
Deferred costs and intangible assets, net	—	—	—	3,155	—	93	—	39,129	—	—	—	42,377
Assets of properties held for sale	—	—	—	—	—	—	—	—	—	1,597	—	1,597
Other assets	13	16	50	746	11	92	3,159	2,367	307	11,265	20	18,046

Total assets of consolidated VIEs(1)	160,429	147,624	156,037	336,789	147,110	385,613	149,135	907,781	413,938	528,663	140,495	3,473,614
Liabilities of consolidated VIEs:
CDO bonds payable	143,028	92,979	95,126	139,686	112,832	178,226	115,085	352,371	236,333	480,487	116,151	2,062,304
Mortgage notes payable	—	—	—	—	—	—	—	228,446	—	—	—	228,446
Secured term loan	—	—	—	—	—	14,682	—	—	—	—	—	14,682
Accounts payable and accrued expenses	868	72	681	1,564	446	389	359	4,719	1,432	2,646	1,170	14,346
Escrow deposits payable	—	—	—	5,236	—	26,755	—	20,636	339	16,544	554	70,064
Derivative liabilities, at fair value	3,322	8,254	14,691	—	36,057	7,651	48,911	25,543	48,173	13,550	—	206,152
Other liabilities	—	—	—	1,306	—	—	255	19,700	27,407	17	48	48,733

Total liabilities of consolidated VIEs(2)	147,218	101,305	110,498	147,792	149,335	227,703	164,610	651,415	313,684	513,244	117,923	2,644,727

Net assets	$13,211	$46,319	$45,539	$188,997	$(2,225)	$157,910	$(15,475)	$256,366	$100,254	$15,419	$22,572	$828,887

(1)
Assets of each of the consolidated VIEs may only be used to settle obligations of the respective VIE.

(2)
Creditors of each of the consolidated VIEs have no recourse to the general credit of the Company.

        The Company is not contractually required to provide financial support to any of its consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support for the six months ended June 30, 2012 and 2011.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

        Based on management's analysis, the Company is not the primary beneficiary of VIEs it has identified since it does not have both the: (i) power to direct the activities that most significantly impact the VIE's economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of June 30, 2012.

Real Estate Debt Investments

        The Company identified two real estate debt investments in the second quarter 2012 to one borrower with a total carrying value of $54.9 million as variable interests in a VIE. The Company has determined that it is not the primary beneficiary of this VIE, and as such, the VIE should not be consolidated in the Company's financial statements. For all other real estate debt investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

Real Estate Securities

        The Company has identified nine CRE securities with a fair value of $60.9 million as variable interests in VIEs. The Company has determined that it is not the primary beneficiary, and as such, these VIEs are not consolidated in the Company's financial statements.

        In prior years, in connection with three existing CMBS investments, the Company became the controlling class of a securitization the Company did not sponsor. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary. As such, these VIEs are not consolidated.

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

        In April 2012, in connection with an existing CMBS investment, the Company became the controlling class of a securitization the Company did not sponsor. The Company determined the securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in this securitization and, therefore, is not the primary beneficiary. As such, the VIE is not consolidated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

3. Variable Interest Entities (Continued)

        The following table displays the classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2012 (amounts in thousands):

	Unconsolidated Variable Interest Entities
	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments	$—	$54,916	$—	$54,916	$54,916
Real estate securities, available for sale	—	—	60,879	60,879	60,879

Total assets	—	54,916	60,879	115,795	115,795
Junior subordinated notes, at fair value	161,374	—	—	161,374	NA

Total liabilities	161,374	—	—	161,374	NA

Net asset (liability)	$(161,374)	$54,916	$60,879	$(45,579)	NA

(1)
The Company's maximum exposure to loss as of June 30, 2012 would not exceed the carrying value of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the six months ended June 30, 2012 and 2011. As of June 30, 2012, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

4. Fair Value (Continued)

CDO Bonds Payable

        CDO bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on valuation models using market observable inputs for interest rates and other unobservable inputs for assumptions related to the timing and amount of expected future cash flows, the discount rate, estimated prepayments and projected losses. CDO bonds payable are classified as Level 3 of the fair value hierarchy.

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

Fair Value Measurement

        Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy (amounts in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$932,099	$226,747	$1,158,846
Third-party CDO notes	—	—	70,936	70,936
Unsecured REIT debt	—	82,868	136	83,004
Trust preferred securities	—	—	7,584	7,584
Agency debentures	—	26,116	—	26,116

Subtotal real estate securities, available for sale	—	1,041,083	305,403	1,346,486
Derivative assets	—	11,850	—	11,850

Total assets	$—	$1,052,933	$305,403	$1,358,336

Liabilities:
CDO bonds payable(1)	$—	$—	$1,946,153	$1,946,153
Junior subordinated notes	—	—	161,374	161,374
Derivative liabilities	—	206,152	—	206,152

Total liabilities	$—	$206,152	$2,107,527	$2,313,679

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

4. Fair Value (Continued)

        The following table presents additional information about the Company's financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, for which the Company has utilized Level 3 inputs to determine fair value (amounts in thousands):

	June 30, 2012			December 31, 2011
	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(1)	$422,607	$2,145,239	$157,168	$492,576	$2,258,805	$191,250
Transfers into Level 3(2)	58,288	—	—	469,209	—	—
Transfers out of Level 3(2)	(137,473)	—	—	(434,036)	—	—
Purchases / borrowings / amortization	38,286	20,444		146,152	65,199	—
Sales	(77,939)	—	—	(111,437)	—	—
Paydowns	(40,989)	(373,708)	—	(23,361)	(325,989)	—
Repurchases	—	(59,161)	—	—	(75,316)	—
Losses (realized or unrealized)
Included in earnings	(32,220)	213,339	4,206	(216,939)	225,972	—
Included in other comprehensive income (loss)	—	—	—	(7,676)	—	—
Gains (realized or unrealized)
Included in earnings	68,024	—	—	108,109	(3,432)	(34,082)
Included in other comprehensive income (loss)	6,819	—	—	10	—	—

Ending balance	$305,403	$1,946,153	$161,374	$422,607	$2,145,239	$157,168

Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$29,676	$(209,471)	$(4,206)	$(113,592)	$(202,276)	$34,082

(1)
Reflects the balance at January 1, 2012 and 2011 for the periods ended June 30, 2012 and December 31, 2011, respectively.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or a broker quotation that has become less observable during the period. Transfers are assumed to occur at the beginning of the quarter.

        The Company relied on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used. The Company believes such pricing service or broker quotes may be based on market transactions with comparable coupons and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

4. Fair Value (Continued)

credit (such as credit support and delinquency rates). Significant increases (decreases) in any one of the inputs in isolation may result in a significantly different fair value for the financial assets and liabilities utilizing such Level 3 inputs.

        The Company's non-recurring financial measurements include the measurement of provision for loan losses on CRE debt and provision for loss on equity investments in unconsolidated ventures, which are classified as Level 3 of the fair value hierarchy. The provision for loan losses are generally based on a discounted cash flow model of a loan's underlying collateral. The key unobservable inputs used to determine the provision for loan losses for the three and six months ended June 30, 2012 included discount rates ranging from 7.0% to 15.5% and capitalization rates ranging from 5.0% to 23.0%. Refer to Note 7 for a further discussion of impairment on our CRE debt and Note 8 for a discussion of impairment on investments in unconsolidated ventures, if any.

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

        The following table sets forth the fair value of the Company's financial instruments for which the fair value option was elected as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011
Assets:
Real estate securities, available for sale:(1)
CMBS	$1,063,592	$1,199,660
Third-party CDO notes	40,664	40,231
Unsecured REIT debt	83,004	94,298
Trust preferred securities	7,584	19,145
Agency debentures	26,116	23,559

Total assets	$1,220,960	$1,376,893

Liabilities:
CDO bonds payable(2)	$1,946,153	$2,145,239
Junior subordinated notes	161,374	157,168

Total liabilities	$2,107,527	$2,302,407

(1)
June 30, 2012 excludes 22 CRE securities with an aggregate carrying value of $125.5 million for which the fair value option was not elected. December 31, 2011 excludes ten CRE securities with an aggregate carrying value of $96.4 million for which the fair value option was not elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

4. Fair Value (Continued)

(2)
June 30, 2012 and December 31, 2011 excludes CapLease CDO bonds payable with a carrying value of $116.2 million and $128.7 million for which the fair value option was not elected, respectively.

        The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of June 30, 2012 (amounts in thousands):

	Fair Value at June 30, 2012	Amount Due Upon Maturity	Difference
CDO bonds payable(1)	$1,946,153	$3,508,705	$(1,562,552)
Junior subordinated notes	161,374	280,117	(118,743)

Total liabilities	$2,107,527	$3,788,822	$(1,681,295)

(1)
Excludes the CapLease CDO bonds payable for which the fair value option was not elected.

        The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.

Changes in Fair Value Recorded in the Statements of Operations

        For the three and six months ended June 30, 2012 and 2011, the Company recognized the following unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Assets:
Real estate securities, available for sale	$(29,639)	$(79,885)	$24,939	$107,490
Liabilities:
CDO bonds payable	(86,338)	(22,690)	(209,475)	(324,802)
Junior subordinated notes	15,554	13,054	(4,206)	(15,716)

Subtotal(1)	(100,423)	(89,521)	(188,742)	(233,028)
Derivatives	5,838	(13,486)	20,295	5,159

Total	$(94,585)	$(103,007)	$(168,447)	$(227,869)

(1)
Represents financial assets and liabilities for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

4. Fair Value (Continued)

        The remaining amount of unrealized gains (losses) on investments and other on the Company's consolidated statements of operations relates to net cash payments for interest rate swaps.

        The unrealized losses for CDO bonds payable attributable to paydowns at par were $80.5 million and $121.9 million for the three and six months ended June 30, 2012, respectively. The remaining amount relates to the changes in fair value.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

4. Fair Value (Continued)

        The fair value of certain financial assets and liabilities and other financial instruments are shown below as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012			December 31, 2011
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$2,949,701	$1,346,486	$1,346,486	$3,234,145	$1,473,305	$1,473,305
Real estate debt investments, net	2,409,660	1,780,080	1,693,175	2,354,932	1,710,582	1,609,517
Derivative assets(2)(3)	815,500	11,850	11,850	468,500	5,735	5,735
Financial liabilities:(1)
CDO bonds payable(2)	$3,645,120	$2,062,304	$2,059,989	$4,125,769	$2,273,907	$2,273,253
Mortgage notes payable	783,286	783,286	803,412	783,257	783,257	801,710
Credit facilities	132,318	132,318	132,318	64,259	64,259	64,259
Secured term loan	14,682	14,682	15,472	14,682	14,682	15,443
Exchangeable senior notes	296,165	282,694	298,874	228,665	215,853	221,948
Junior subordinated notes(2)	280,117	161,374	161,374	280,117	157,168	157,168
Derivative liabilities(2)(3)	1,687,212	206,152	206,152	1,836,972	234,674	234,674

(1)
The fair value of other financial instruments not included in this table is estimated to approximate their carrying amounts.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

(3)
Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $75.3 million and $288.8 million as of June 30, 2012 and December 31, 2011, respectively.

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

Credit Facilities

        The Company has amounts outstanding under two term credit facilities entered into in the fourth quarter 2011, both of which bear floating rate of interest. As of the reporting date, the Company believes the carrying value approximates fair value. This fair value measurement is based on observable inputs and is classified as Level 2 of the fair value hierarchy.

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

        The following table summarizes the exchangeable senior notes as of June 30, 2012 (amounts in thousands):

	Principal Amount	Carrying Value	Fair Value
11.50% Notes	$35,710	$35,497	$38,063
7.25% Notes	12,955	12,955	12,842
7.50% Notes(1)	172,500	161,298	173,466
8.875% Notes	75,000	72,944	74,503

Total	$296,165	$282,694	$298,874

(1)
As of June 30, 2012, the exchange price was $6.36.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

5. Operating Real Estate

Operating Real Estate and REO Held for Investment

        In January 2012, the Company acquired a 71-unit independent living facility located in Lancaster, Ohio for $6.5 million. Contemporaneously, the Company entered into a borrowing agreement for $4.5 million.

        In April 2012, in connection with a debt investment, the Company took title to a student housing property located in Los Angeles, California. The Company's loan had a $25.2 million carrying value at such time, which approximates fair value.

        The Company estimated the fair value of the assets and liabilities for all real estate acquired (including taking title to a property) at the date of acquisition. The final allocation of the purchase price is subject to refinement upon receipt of all information requested related to the properties.

        The following summarizes our preliminary allocation of purchase price of the assets and liabilities assumed upon acquisition related to 2011 and 2012 acquisitions that continue to be subject to refinement upon receipt of all information (amounts in thousands):

Assets:
Restricted cash	$2,015
Operating real estate, net	72,499
Deferred costs and intangible assets	666
Other assets	45

Total assets	$75,225

Liabilities:
Mortgage notes payable	$4,500
Accounts payable and accrued expenses	410
Other liabilities	104

Total liabilities	5,014
Total equity	70,211

Total liabilities and equity	$75,225

Other REO

        For the six months ended June 30, 2012, in connection with a debt investment, the Company acquired other REO by taking title to a retail property located in Park City, Utah and a hotel located in Arlington, Texas. The original loan balance of the retail property was $10.7 million and the initial REO value recorded was $4.0 million and the original loan balance of the hotel property and the initial REO value recorded was $6.1 million. Both initial REO values approximated fair value.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

Operating Real Estate Sales

        The Company completed the following sales of operating real estate for the six months ended June 30, 2012 (amounts in thousands):

Date	Type	Location	Sales Proceeds	Realized Gain (Loss)
January 2012	Land	Aventura, FL	$5,068	$2,011
June 2012	Land	Florence, AZ	1,356	1,001

			6,424	3,012	(1)
April 2012	Office	Indianapolis, IN	2,118	285	(2)

Total			$8,542	$3,297

(1)
Included in realized gains (losses) on investments and other.

(2)
Included in gain (loss) from discontinued operations.

        In addition, for the three months ended June 30, 2012, the Company sold 14 timeshare units for total sales proceeds of $7.3 million, including seller financing of $0.1 million, resulting in a realized gain of $6.2 million. For the six months ended June 30, 2012, the Company sold 22 timeshare units for total sales proceeds of $10.7 million, including seller financing of $0.2 million, resulting in a realized gain of $11.2 million ($2.1 million related to prior gains no longer deferred).

Discontinued Operations

        In January 2012, in connection with a partial interest in a debt investment, the Company took title to a healthcare property located in Lexington, Kentucky. The loan had a zero carrying value at such time. Contemporaneous with taking title, the Company purchased the remaining interest in the loan from a third party for $0.8 million implying a total value of $1.0 million and as a result, the Company recorded $0.3 million in other income (loss) in the consolidated statements of operations. For the six months ended June 30, 2012, assets held for sale relate to this healthcare property. The remaining asset held for sale is land which is not deemed to be a discontinued operation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

5. Operating Real Estate (Continued)

        The following table summarizes income (loss) from discontinued operations and related gain (loss) on sale from discontinued operations for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Revenue:
Rental and escalation income	$—		$932		$—		$3,732
Interest and other income	—		55		—		123

Total revenue	—		987		—		3,855

Expenses:
Real estate properties—operating expenses	31		163		46		670
Interest expense	—		1,330		—		2,177
Auditing and professional fees	—		3		—		61
Other general and administrative expenses	9		399		15		793
Depreciation and amortization	3		139		4		792

Total expenses	43		2,034		65		4,493

Income (loss) from discontinued operations	(43)		(1,047)		(65)		(638)
Gain (loss) on sale from discontinued operations	285	(1)	9,416	(2)	285	(1)	14,447	(3)

Total income from discontinued operations	$242		$8,369		$220		$13,809

(1)
Relates to the sale of an office property located in Indianapolis, Indiana.

(2)
Represents the sale of 18 healthcare assisted living facilities.

(3)
Represents the sale of 18 healthcare assisted living facilities, an office property and a leasehold interest in retail space.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

6. Real Estate Securities, Available for Sale

        As of June 30, 2012, the Company held the following CRE securities (amounts in thousands):

	Number(1)	Principal Amount	Amortized Cost	Cumulative Unrealized (Loss) Gain on Investments(2)	Fair Value(3)	Allocation by Investment Type(4)	Weighted Average Coupon	Weighted Average Yield(5)
Asset Type:
CMBS	559	$2,527,232	$1,793,777	$(634,931)	$1,158,846	85.7%	4.12%	11.17%
Third-party CDO notes	40	261,131	199,457	(128,521)	70,936	8.9%	0.57%	3.86%
Unsecured REIT debt	16	83,613	79,064	3,940	83,004	2.8%	5.73%	5.28%
Trust preferred securities	3	14,725	10,843	(3,259)	7,584	0.5%	2.41%	6.21%
Agency debentures	4	63,000	17,093	9,023	26,116	2.1%	NA	4.11%

Total	622	$2,949,701	$2,100,234	$(753,748)	$1,346,486	100.0%	3.75%	10.11%

(1)
Investments in the same securitization tranche held in separate Company CDOs are reported as separate investments in the table above.

(2)
Includes 22 CRE securities for which the fair value option was not elected, representing $0.8 million net unrealized losses included in other comprehensive income (loss).

(3)
$1,199.4 million in carrying value served as collateral for the Company's consolidated CDO financing transactions and $65.2 million in carrying value served as collateral under the Company's CMBS Facility (refer to Note 9) as of June 30, 2012. The remainder is either financed under other borrowing arrangements or unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of June 30, 2012.

        The CMBS portfolio as of June 30, 2012 is comprised of 559 investments that are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, the portfolio is typically well-diversified by collateral type and geography. As of June 30, 2012, contractual maturities of the CRE securities portfolio ranged from one month to 44 years, with a weighted average expected maturity of 3.1 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

6. Real Estate Securities, Available for Sale (Continued)

        As of December 31, 2011, the Company held the following CRE securities (amounts in thousands):

	Number(1)	Principal Amount	Amortized Cost	Cumulative Unrealized (Loss) Gain on Investment(2)	Fair Value(3)	Allocation by Investment Type(4)	Weighted Average Coupon	Weighted Average Yield(5)
Asset Type:
CMBS	618	$2,767,828	$1,964,843	$(692,107)	$1,272,736	85.6%	4.42%	9.72%
Third-party CDO notes	44	269,081	210,080	(146,513)	63,567	8.3%	0.86%	10.80%
Unsecured REIT debt	22	94,236	88,870	5,428	94,298	2.9%	5.99%	2.75%
Trust preferred securities	5	40,000	35,105	(15,960)	19,145	1.2%	2.47%	10.06%
Agency debentures	4	63,000	16,659	6,900	23,559	2.0%	NA	3.84%

Total	693	$3,234,145	$2,315,557	$(842,252)	$1,473,305	100.0%	4.06%	9.50%

(1)
Investments in the same securitization tranche held in separate Company CDOs are reported as separate investments in the table above.

(2)
Includes ten CRE securities for which the fair value option was not elected, representing $7.5 million net unrealized losses included in other comprehensive income (loss).

(3)
$1,358.3 million in carrying value served as collateral for the Company's consolidated CDO financing transactions and $73.1 million in carrying value served as collateral under the Company's CMBS Facility (refer to Note 9) as of December 31, 2011. The remainder is either financed under other borrowing arrangements or unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2011.

        For the three months ended June 30, 2012, proceeds from the sale of CRE securities were $99.7 million, resulting in a net realized gain of $9.9 million. For the three months ended June 30, 2011, proceeds from the sale of CRE securities were $39.6 million, resulting in a net realized gain of $3.4 million. For the six months ended June 30, 2012, proceeds from the sale of CRE securities were $200.3 million, resulting in a net realized gain of $15.8 million. For the six months ended June 30, 2011, proceeds from the sale of CRE securities were $126.4 million, resulting in a net realized gain of $24.1 million.

        The Company's CRE securities portfolio includes 22 securities for which the fair value option was not elected. As of June 30, 2012, the aggregate carrying value of these securities was $125.5 million, representing a $0.8 million net unrealized loss included in other comprehensive income (loss). The Company held nine securities with an unrealized loss of $1.9 million as of June 30, 2012 and such securities were in an unrealized loss position for a period of less than 12 months. Based on management's quarterly evaluation, no OTTI was identified related to these securities. The Company

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

6. Real Estate Securities, Available for Sale (Continued)

does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

7. Real Estate Debt Investments

        As of June 30, 2012, the Company held the following CRE debt investments (amounts in thousands):

					Weighted Average
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)	Floating Rate as % of Principal Amount
Asset Type:
First mortgage loans	77	$1,640,343	$1,179,938	68.1%	5.18%	3.45%	6.82%	7.59%	93.9%
Mezzanine loans	18	447,559	343,999	18.6%	8.16%	1.86%	—	4.53%	58.2%
Subordinate mortgage interests	8	130,737	95,867	5.4%	6.40%	3.68%	—	5.34%	77.4%
Credit tenant loans(6)	52	133,289	126,608	5.5%	6.58%	—	—	6.99%	0.0%
Term loans	4	57,732	33,668	2.4%	7.73%	5.00%	—	9.05%	9.2%

Total/Weighted average	159	$2,409,660	$1,780,080	100.0%	7.00%	3.24%	6.82%	6.74%	79.1%

(1)
$1,554.9 million in carrying value served as collateral for the Company's consolidated CDO financing transactions, $128.3 million in carrying value served as collateral under the Loan Facility (refer to Note 9) and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $56.1 million. The Company expects that $54.1 million of these commitments will be funded from the Company's CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $2.0 million.

(2)
Includes 12 loans with an aggregate carrying value of $135.7 million on non-accrual status, which were primarily first mortgage loans. Two of these loans are classified as non-performing. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Non-accrual excludes $107.3 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$209.1 million principal amount of the Company's CRE debt investments have a weighted average LIBOR floor of 3.23%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of June 30, 2012, and for debt with a LIBOR floor, using such floor.

(6)
Includes 20 corporate credit notes with an aggregate principal and carrying value of $10.9 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        As of December 31, 2011, the Company held the following CRE debt investments (amounts in thousands):

					Weighted Average
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)	Floating Rate as % of Principal Amount
Asset Type:
First mortgage loans	75	$1,552,066	$1,094,957	65.9%	4.77%	3.06%	6.94%	5.23%	92.4%
Mezzanine loans	17	426,709	334,317	18.1%	6.43%	2.21%	—	3.97%	62.6%
Subordinate mortgage interests	9	159,289	96,565	6.8%	6.40%	3.51%	—	4.61%	81.4%
Credit tenant loans(6)	55	147,426	140,342	6.3%	6.49%	—	—	6.87%	0.0%
Term loans	6	69,442	44,401	2.9%	7.75%	5.00%	—	8.80%	15.4%

Total/Weighted average	162	$2,354,932	$1,710,582	100.0%	6.21%	2.97%	6.94%	5.11%	78.2%

(1)
$1,627.0 million in carrying value served as collateral for the Company's consolidated CDO financing transactions and the remainder is unleveraged.

(2)
Includes ten loans with an aggregate carrying value of $67.8 million on non-accrual status, which were primarily first mortgage loans. Three of these loans are classified as non-performing. Non-accrual excludes $138.2 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

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

        For the six months ended June 30, 2012, the Company originated five loans and acquired two loans with an aggregate principal amount of $171.3 million (including an interest owned through a joint venture) with a weighted average expected return on invested equity of approximately 17%. There is no assurance the Company will realize this expected return on equity over the term of these investments. The Company's actual return on equity could vary significantly from its expectations.

        For the three months ended June 30, 2012 and 2011, the Company sold one loan for a realized gain of $0.3 million and four loans for a realized gain of $51.6 million, respectively. For the six months ended June 30, 2012 and 2011, the Company sold two loans for a realized gain of $0.7 million and five loans for a realized gain of $53.1 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        Maturities of CRE debt investments based on principal amount as of June 30, 2012 are as follows (amounts in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Delinquent	$12,500	$12,500
July 1 - December 31, 2012	270,783	133,104
Years Ending December 31:
2013	249,085	253,797
2014	663,260	295,394
2015	573,273	597,005
2016	232,302	433,636
Thereafter	408,457	684,224

Total	$2,409,660	$2,409,660

(1)
Reflects a modification executed subsequent to June 30, 2012.

        The aggregate carrying value of the delinquent loan due to a maturity default was $2.2 million as of June 30, 2012. The weighted average maturity including extensions of the CRE debt investments is 4.0 years.

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties and the Company may also extend contractual maturities in connection with loan modifications. The contractual amounts differ from the carrying values due to unamortized origination fees and costs, unamortized premiums and discounts and loan loss reserves being reported as part of the carrying value of the investment. As of June 30, 2012, the Company had $452.9 million of unamortized discounts ($386.2 million related to the CSE CDO) and $4.6 million of unamortized origination fees and costs. Maturity Including Extensions in the table above assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

        In July 2010, in connection with the acquisition of the equity interests in the CSE CDO, the Company consolidated certain CRE debt investments with deteriorated credit quality. As of June 30, 2012, such debt had an aggregate principal amount of $351.6 million and an aggregate carrying value of $51.7 million, of which $105.6 million of the remaining discount will be accreted. The change in the accreted amount for the six months ended June 30, 2012 was primarily due to payoffs and changes to estimated recoverable amounts.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table summarizes the status of the Company's loan portfolio (amounts in thousands):

	Carrying Value as of June 30, 2012					Carrying Value as of December 31, 2011
	Loan Count	All Other Loans	Loan Count	Non- Performing Loans	Total	Loan Count	All Other Loans	Loan Count	Non- Performing Loans	Total
Real Estate Debt Investments:
First mortgage loans	75	$1,186,856	2	$15,034	$1,201,890	73	$1,103,839	2	$12,500	$1,116,339
Mezzanine loans	18	447,981	—	—	447,981	17	426,742	—	—	426,742
Subordinate mortgage interests	8	127,217	—	—	127,217	7	116,663	2	38,462	155,125
Credit tenant loans	52	126,608	—	—	126,608	55	140,342	—	—	140,342
Term loans	4	48,418	—	—	48,418	6	59,818	—	—	59,818

Total real estate debt investments	157	1,937,080	2	15,034	1,952,114	158	1,847,404	4	50,962	1,898,366
Loan loss reserves	16	(160,711)	2	(11,323)	(172,034)	15	(139,001)	3	(48,783)	(187,784)

Total real estate debt investments, net		$1,776,369		$3,711	$1,780,080		$1,708,403		$2,179	$1,710,582

        The Company's maximum additional exposure to loss related to the non-performing loans as of June 30, 2012 and December 31, 2011 is $3.7 million and $2.2 million, respectively.

Provision for Loan Losses

        For the three and six months ended June 30, 2012, the Company recorded $6.5 million and $13.4 million of provision for loan losses related to two and five loans, respectively. For the three and six months ended June 30, 2011, the Company recorded $14.2 million and $38.7 million of provision for loan losses related to four and nine loans, respectively. Activity in loan loss reserves on CRE debt investments for the three and six months ended June 30, 2012 and 2011 is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$166,164	$188,564	$187,784	$197,200
Provision for loan losses	6,537	14,200	13,377	38,700
Transfers to REO	—	(20,920)	—	(20,920)
Sales	(667)	—	(667)	—
Write-offs	—	—	(28,460)	(33,136)

Ending balance	$172,034	$181,844	$172,034	$181,844

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

Credit Quality Monitoring

        The Company's CRE debt investments are typically secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company differentiates the relative credit quality of its debt investments principally based upon whether the borrower is currently paying contractual debt service and/or whether the Company believes it will be able to do so in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity and updates this information quarterly. Those debt investments for which the Company expects to receive full payment of contractual principal and interest payments are categorized as "loans with no loan loss reserve." The Company groups weaker credit quality debt investments that are not considered a NPL, for which it believes there is an impairment such that future collection of all or some portion of principal and interest is in doubt, in a category called "other loans with a loan loss reserve/non-accrual status." The Company categorizes a debt investment as an NPL if it is in maturity default and/or is past due at least 90 days on its contractual debt service payments. The Company's definition of an NPL may differ from that of other companies that track NPLs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table is a summary of the carrying value of the CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (amounts in thousands):

	June 30, 2012	December 31, 2011
Credit Quality Indicator:
Loans with no loan loss reserve:
First mortgage loans	$1,092,980	$1,021,841
Subordinate mortgage interests	95,117	94,564
Mezzanine loans	176,942	155,787
Credit tenant loans	126,608	140,342
Term loans	11,910	17,247

Subtotal	1,503,557	1,429,781
Other loans with a loan loss reserve/non-accrual status:(1)
First mortgage loans	83,246	70,938
Subordinate mortgage interests	750	2,000
Mezzanine loans	167,058	178,530
Term loans	21,758	27,154

Subtotal	272,812	278,622
Non-performing loans:
First mortgage loans	3,711	2,177
Subordinate mortgage interests	—	2

Subtotal	3,711	2,179

Total	$1,780,080	$1,710,582

(1)
Includes six loans with a 100% loan loss reserve representing an aggregate principal amount of $45.4 million for both periods.

Impaired Loans

        The Company considers impaired loans to generally include non-performing loans ("NPLs"), loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

quality) and TDRs. As of June 30, 2012 and December 31, 2011, impaired loans are comprised of the following (amounts in thousands):

	June 30, 2012(2)				December 31, 2011(3)
	Number of Loans	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number of Loans	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	9	$149,254	$112,202	$21,953	6	$94,697	$73,116	$21,383
Subordinate mortgage interests	3	32,100	750	31,350	4	60,562	2,001	58,560
Mezzanine loans	9	271,059	167,058	103,981	9	270,982	178,530	92,424
Term loans	1	45,550	21,758	14,750	2	51,613	27,154	15,417

Total	22	$497,963	$301,768	$172,034	21	$477,854	$280,801	$187,784

(1)
Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium/discount and loan loss reserves included in the carrying value of the investment.

(2)
Includes two non-accrual loans with an aggregate carrying value of $24.1 million and two loans considered TDRs with an aggregate carrying value of $25.2 million, all of which do not have loan loss reserves. Excludes one loan acquired with deteriorated credit quality with a carrying value of $14.3 million that is on non-accrual status and does not have a loan loss reserve. These are all first mortgage loans.

(3)
Includes three non-accrual loans with an aggregate carrying value of $24.0 million that do not have loan loss reserves. Excludes two loans acquired with deteriorated credit quality with an aggregate carrying value of $18.6 million that are on non-accrual status and do not have loan loss reserves. These are all first mortgage loans.

        The following table summarizes the Company's average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended June 30, 2012 and 2011 (amounts in thousands):

	June 30, 2012			June 30, 2011
	Number of Loans	Average Carrying Value	Quarter Ended Income	Number of Loans	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	9	$109,589	$340	5	$69,434	$104
Subordinate mortgage interests	3	14,036	383	3	7,290	153
Mezzanine loans	9	172,022	2,049	12	177,992	2,815
Term loans	1	24,456	1,005	2	27,154	1,026

Total/weighted average	22	$320,103	$3,777	22	$281,870	$4,098

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table summarizes the Company's average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	June 30, 2012			June 30, 2011
	Number of Loans	Average Carrying Value	Six Months Ended Income	Number of Loans	Average Carrying Value	Six Months Ended Income
Class of Debt:
First mortgage loans	9	$92,659	$667	5	$58,497	$208
Subordinate mortgage interests	3	1,376	734	3	11,629	274
Mezzanine loans	9	172,793	4,174	12	139,191	5,647
Term loans	1	24,456	2,031	2	27,154	2,041

Total/weighted average	22	$291,284	$7,606	22	$236,471	$8,170

        As of June 30, 2012, the Company had one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days. As of December 31, 2011, the Company had one subordinated mortgage interest with a principal amount of $10.0 million past due less than 30 days and one first mortgage loan with a principal amount of $12.5 million and one subordinated mortgage interest with a principal amount of $28.5 million past due greater than 90 days. These amounts exclude non-accrual loans discussed in the charts above.

Troubled Debt Restructurings

        The following table summarizes CRE debt investments that were modified during the six months ended June 30, 2012 and 2011 and considered a TDR (amounts in thousands):

	June 30, 2012					June 30, 2011
	Number of Loans(1)	Carrying Value		Original WA Interest Rate	Modified WA Interest Rate	Number of Loans	Carrying Value		Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	4	$31,410	(1)	2.68%	2.60%	2	$62,794	(2)	4.93%	0.33%
Mezzanine loans	—	—		—	—	2	45,847		2.60%	0.24%

Total/weighted average	4	$31,410		2.68%	2.60%	4	$108,641		3.95%	0.29%

(1)
In the second quarter 2012, the Company took title to a property associated with a loan with a carrying value of $6.1 million that was considered a TDR in the first quarter 2012.

(2)
One loan with a carrying value of $44.7 million experienced an interest payment default prior to modification in 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The Company did not have any CRE debt investments modified that were considered TDRs during the three months ended June 30, 2012. For the three months ended June 30, 2011, the Company had one loan modification considered a TDR with a carrying value of $41.6 million that reduced the interest rate from 2.35% to 0.50%.

        For the three and six months ended June 30, 2011, the Company had one CRE debt investment where the Company took title to the property and was considered to be a TDR. The carrying value of such loan at the time of taking title was $13.4 million.

        All loans modified in a TDR generally provided interest rate concessions and/or deferral of principal repayments. Any loan modification is intended to maximize the collection of the principal and interest related to such loan.

8. Investment in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method. Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements. The Company may account for such investments using the cost method if the Company does not maintain significant influence over the unconsolidated entity.

Meadowlands

        The Company owns a $109.7 million interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is secured by a retail/entertainment complex located in East Rutherford, New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. The Company accounts for its 22% equity interest in the investment under the equity method of accounting. As of June 30, 2012 and December 31, 2011, the carrying value of the Company's investment in the NJ Property was $64.6 million and $65.5 million, respectively. For the three months ended June 30, 2012 and 2011, the Company recognized equity in losses of $0.5 million and $1.5 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized equity in losses of $0.9 million and $8.2 million including a provision for loss on equity investment of $4.5 million in the first quarter 2011.

LandCap Partners

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall") to form LandCap Partners and LandCap LoanCo. (collectively referred to as "LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of June 30, 2012 and December 31, 2011, the Company's 49%

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

interest in LandCap was $14.0 million and $14.4 million, respectively. As of June 30, 2012 and December 31, 2011, LandCap had investments totaling $33.1 million and $34.0 million, respectively. For the three months ended June 30, 2012 and 2011, the Company recognized equity in losses of $0.6 million and $0.3 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized equity in losses of $0.7 million and $0.7 million, respectively.

CS Federal Drive, LLC

        In February 2006, the Company, through a joint venture with an institutional investor, CS Federal Drive, LLC ("CS/Federal"), acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, mortgage notes totaling $38.0 million and the remainder in cash. The borrowings mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%, respectively. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment. These costs are amortized over the useful lives of the assets held by the joint venture. As of June 30, 2012 and December 31, 2011, the Company had an investment in CS/Federal of $5.5 million and $5.7 million, respectively. For the three months ended June 30, 2012 and 2011, the Company recognized equity in earnings of $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized equity in earnings of $0.4 million and $0.3 million, respectively.

NorthStar Real Estate Income Trust, Inc.

        As of June 30, 2012, the Company owns 1.8% of the common stock in NorthStar Real Estate Income Trust, Inc. ("NorthStar Income"), a CRE debt-oriented REIT sponsored by the Company, with a commitment to purchase up to $10 million of shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that its distributions to stockholders exceed its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, the Company purchased 212,822 shares for $1.9 million for the six months ended June 30, 2012 resulting in 466,024 aggregate shares acquired for $4.2 million since inception. As of June 30, 2012 and December 31, 2011, the Company had an investment in NorthStar Income of $5.8 million and $4.0 million, respectively. For the three months ended June 30, 2012 and 2011, the Company recognized $0.1 million and an immaterial amount in equity in earnings, respectively. For the six months ended June 30, 2012 and 2011, the Company recognized $0.2 million and an immaterial amount in equity in earnings, respectively.

NorthStar Real Estate Securities Opportunity Fund

        A subsidiary of the Company, as general partner of NorthStar Real Estate Securities Opportunity Fund ("Securities Fund"), liquidated the Securities Fund in 2011. The Company owned a 34.3% interest in Securities Fund. For the three and six months ended June 30, 2011, the Company recognized an immaterial amount of equity in losses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

Other

        In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. The Company owns an additional interest in the same loan through the CSE CDO with a carrying value of $16.1 million as of June 30, 2012. As of June 30, 2012, the Company had an investment of $5.8 million in this joint venture. For the three months ended June 30, 2012, the Company recognized $0.3 million of in equity in earnings related to this investment.

9. Borrowings

        The Company's outstanding borrowings as of June 30, 2012 and December 31, 2011 are as follows (amounts in thousands):

				June 30, 2012		December 31, 2011
	Recourse vs. Non- Recourse	Final Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
VIE Financing Structures:
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 2.27%(3)	$153,822	$143,028	$171,178	$154,110
N-Star II	Non-recourse	Jun-39	LIBOR + 1.51%(3)	112,562	92,979	149,438	103,475
N-Star III	Non-recourse	Jun-40	LIBOR + 0.74%(3)	194,798	95,126	274,454	129,537
N-Star IV	Non-recourse	Jul-40	LIBOR + 0.59%(3)	195,988	139,686	232,749	157,862
N-Star V	Non-recourse	Sep-45	LIBOR + 0.67%(3)	286,598	112,832	327,463	126,251
N-Star VI	Non-recourse	Jun-41	LIBOR + 0.51%(3)	266,442	178,226	278,049	184,552
N-Star VII	Non-recourse	Jun-51	LIBOR + 0.39%(3)	285,023	115,085	425,580	180,155
N-Star VIII	Non-recourse	Feb-41	LIBOR + 0.43%(3)	561,390	352,371	583,050	353,684
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%(3)	682,980	236,333	682,980	228,704
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.39%(3)	769,102	480,487	850,235	526,909
CapLease CDO	Non-recourse	Jan-40	4.94%(4)	136,415	116,151	150,593	128,668

Subtotal CDO bonds payable				3,645,120	2,062,304	4,125,769	2,273,907

Mortgage notes payable:(5)
Phoenix, AZ	Non-recourse	May-17	4.25%	211,921	211,921	212,000	212,000
San Antonio, TX(6)	Non-recourse	Jan-19	4.44%	16,525	16,525	16,525	16,525

Subtotal Mortgage notes payable				228,446	228,446	228,525	228,525

Secured term loans:
TALF	Non-recourse	Oct-14	2.64%	14,682	14,682	14,682	14,682

Subtotal Secured term loans				14,682	14,682	14,682	14,682

Total VIE financing structures				3,888,248	2,305,432	4,368,976	2,517,114

Non-VIE Financing Structures:
Mortgage notes payable:(5)
Core net lease
Salt Lake City, UT	Non-recourse	Sep-12	5.16%	14,401	14,401	14,625	14,625
South Portland, ME	Non-recourse	Jun-14	7.34%	4,160	4,160	4,266	4,266
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	3,173	3,173	3,221	3,221
Reading, PA	Non-recourse	Jan-15	5.58%	13,221	13,221	13,366	13,366
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	45,002	45,002	45,416	45,416
Keene, NH	Non-recourse	Feb-16	5.85%	6,420	6,420	6,478	6,478
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,506	16,506	16,635	16,635

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

9. Borrowings (Continued)

				June 30, 2012		December 31, 2011
	Recourse vs. Non- Recourse	Final Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
Aurora, CO	Non-recourse	Jul-16	6.22%	31,940	31,940	32,159	32,159
DSG Portfolio	Non-recourse	Oct-16	6.17%	32,564	32,564	32,823	32,823
Indianapolis, IN	Non-recourse	Feb-17	6.06%	27,222	27,222	27,416	27,416
Milpitas, CA	Non-recourse	Mar-17	5.95%	20,882	20,882	21,141	21,141
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC	Non-recourse	Apr-17	6.21%	1,998	1,998	2,162	2,162
Columbus, OH	Non-recourse	Dec-17	6.48%	22,776	22,776	22,937	22,937

Subtotal Core net lease				272,965	272,965	275,345	275,345

Healthcare net lease
Hillsboro, OR	Non-recourse	Jan-14	5.94%	31,881	31,881	32,104	32,104
WF Portfolio	Non-recourse	May-15	LIBOR + 5.95%(7)	57,149	57,149	57,589	57,589
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,861	20,861	20,921	20,921
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	156,500	156,500	157,688	157,688
Tuscola/Harrisburg	Non-recourse	Jan-17	7.09%	7,724	7,724	7,781	7,781
East Arlington, TX	Non-recourse	May-17	5.89%	3,282	3,282	3,304	3,304
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%(8)	4,478	4,478	—	—

Subtotal Healthcare net lease				281,875	281,875	279,387	279,387

Subtotal Mortgage notes payable				554,840	554,840	554,732	554,732

Credit facilities:
CMBS Facility	Recourse	Oct-14(9)	1.65%	58,134	58,134	64,259	64,259
Loan Facility	Partial Recourse(10)	Nov-15(11)	LIBOR + 2.55%(3)	74,184	74,184	—	—

Subtotal Credit facilities				132,318	132,318	64,259	64,259

Exchangeable senior notes:(12)
11.50% Notes	Recourse	Jun-13	11.50%	35,710	35,497	35,710	35,389
7.25% Notes	Recourse	Jun-27(13)	7.25%	12,955	12,955	20,455	20,396
7.50% Notes	Recourse	Mar-31(14)	7.50%	172,500	161,298	172,500	160,068
8.875% Notes	Recourse	Jun-32(15)	8.875%	75,000	72,944	—	—

Subtotal Exchangeable senior notes				296,165	282,694	228,665	215,853

Junior subordinated notes:(16)
Trust I	Recourse	Mar-35	8.15%	41,240	26,394	41,240	25,569
Trust II	Recourse	Jun-35	7.74%	25,780	16,499	25,780	15,984
Trust III	Recourse	Jan-36	7.81%	41,238	26,392	41,238	25,155
Trust IV	Recourse	Jun-36	7.95%	50,100	32,064	50,100	30,561
Trust V	Recourse	Sep-36	LIBOR + 2.70%	30,100	14,749	30,100	14,749
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	12,801	25,100	12,676
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	15,100	31,459	15,100
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	17,375	35,100	17,374

Subtotal Junior subordinated notes				280,117	161,374	280,117	157,168

Total Non-VIE financing structures				1,263,440	1,131,226	1,127,773	992,012

Grand Total				$5,151,688	$3,436,658	$5,496,749	$3,509,126

(1)
Refer to Note 14 regarding the Company's derivative instruments which are used to manage interest rate exposure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

9. Borrowings (Continued)

(2)
Carrying value represents fair value with respect to CDO bonds payable (excluding CapLease CDO bonds payable for which the fair value option was not elected) and junior subordinated notes due to the election of the fair value option (see Note 4) and amortized cost with regards to the other borrowings.

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

(7)
Contractual interest rate is based on three-month LIBOR with a 1.0% LIBOR floor.

(8)
Contractual interest rate is based on one-month LIBOR with a 1.0% LIBOR floor.

(9)
The initial maturity date is October 28, 2013, subject to a one-year extension at the option of the Company, which may be exercised upon the satisfaction of certain conditions set forth in the agreement.

(10)
This facility is recourse solely with respect to 25% of "core" assets and 100% of "flex" assets, which may only represent 25% of the total credit facility, as such terms are defined in the governing documents.

(11)
The initial maturity date is November 22, 2013, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain conditions set forth in the agreement.

(12)
Principal amount differs from carrying value on the consolidated balance sheets due to the equity component of the notes.

(13)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2014.

(14)
The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(15)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2019.

(16)
Junior subordinate notes Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from three-month LIBOR plus 2.50% to 2.90%.

        Scheduled principal on the Company's borrowings, based on final stated maturity, is as follows as of June 30, 2012 (amounts in thousands):

	Total	CDO Bonds Payable	Mortgage Notes Payable	Credit Facilities	Secured Term Loan	Exchangeable Senior Notes(1)	Junior Subordinated Notes
July 1 - December 31, 2012	$18,638	$—	$18,638	$—	$—	$—	$—
2013	45,091	—	9,381	—	—	35,710	—
2014	130,018	—	44,247	58,134	14,682	12,955	—
2015	199,358	—	125,174	74,184	—	—	—
2016	284,549	—	112,049	—	—	172,500	—
Thereafter	4,474,034	3,645,120	473,797	—	—	75,000	280,117

Total	$5,151,688	$3,645,120	$783,286	$132,318	$14,682	$296,165	$280,117

(1)
The 7.25% Notes, 7.50% Notes and 8.875% Notes have a final maturity date of June 15, 2027, March 15, 2031 and June 15, 2032, respectively. The above table reflects the holders' repurchase rights which may require the Company to repurchase the 7.25% Notes, 7.50% Notes and 8.875% Notes on June 15, 2014, March 15, 2016 and June 15, 2019, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

9. Borrowings (Continued)

        As of June 30, 2012, the Company was in compliance, in all material respects, with all covenants under its outstanding borrowings.

Exchangeable Senior Notes

        In June 2012, the Operating Partnership issued $75.0 million of 8.875% exchangeable senior notes ("8.875% Notes") which were offered in accordance with Rule 144A under the Securities Act of 1933, as amended, for net proceeds of $72.0 million. The 8.875% Notes are senior unsecured obligations of the Operating Partnership. The 8.875% Notes have an initial exchange rate representing an exchange price of $6.00 per share of the Company's common stock, subject to adjustment under certain circumstances, and may be exchangeable upon the occurrence of specified events, and at any time on or after June 15, 2019, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company's option.

        On June 15, 2012, $7.5 million principal amount of the 7.25% Notes were redeemed by the Company at par. The next redemption date for the remaining 7.25% Notes will be June 15, 2014.

Mortgage Note Payable

        On January 27, 2012, the Company acquired a 71-unit independent living facility located in Lancaster, Ohio and contemporaneously entered into a borrowing agreement for $4.5 million. The borrowing bears interest at one-month LIBOR plus 5.0%, with a fixed minimum LIBOR of 1.0% and matures on March 30, 2016.

CMBS Facility

        In October 2011, a subsidiary of the Company entered into a master repurchase and securities contract ("CMBS Facility") with Wells Fargo Bank, N.A. (or "Wells Fargo"). The $100.0 million CMBS Facility finances the acquisition of AAA-rated CMBS investments and has an initial term of two years with a one-year extension option at the Company's election subject to the satisfaction of certain conditions. During the initial term, the CMBS Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments. Borrowings accrue interest at a per annum pricing rate equal to 1.65%, subject to adjustment. The Company paid an upfront fee of 0.5% based on the total commitment and will not incur any non-utilization fees.

        In connection with the CMBS Facility, the Company, together with the Operating Partnership and NRFC Sub-REIT Corp. ("Sub-REIT") (collectively, the "CMBS Guarantors"), provided a guaranty agreement under which the CMBS Guarantors guarantee the obligations under the CMBS Facility. The CMBS Facility and related agreement contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.

        As of June 30, 2012, the Company held $64.6 million principal amount of CMBS with a weighted average current yield of 3.9%, financed with $58.1 million at a weighted average financing cost over the expected life of 1.9%, resulting in an expected return on invested equity of approximately 20%. There

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

9. Borrowings (Continued)

is no assurance the Company will realize this expected return on equity over the term of these investments. The Company's actual return on equity could vary significantly from its expectations.

CRE Debt Facility

        In November 2011, NRFC WF Loan, LLC ("NRFC WF"), a wholly-owned subsidiary of the Company, entered into a master repurchase and securities contract ("Loan Facility") with Wells Fargo. The $100.0 million Loan Facility is used to finance the origination of CRE first mortgage loans and has an initial term of two years with two one-year extension options at the Company's election, subject to the satisfaction of certain conditions. During the initial term, the Loan Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments. Borrowings under the Loan Facility accrue interest at a range of one-month LIBOR plus 2.25% to 3.00% per annum with advance rates of up to 75%, depending on asset type and characteristics. For the three and six months ended June 30, 2012, the Company incurred an immaterial amount of non-utilization fees related to the Loan Facility.

        As of June 30, 2012, the Company held $116.6 million principal amount of loans financed with $74.2 million on the Loan Facility, resulting in an expected return on invested equity of approximately 20%. There is no assurance the Company will realize this expected return on equity over the term of these investments. The Company's actual return on equity could vary significantly from its expectations.

        In connection with the Loan Facility, the Company, together with the Operating Partnership, entered into a guaranty agreement, under which the Company and the Operating Partnership guarantee certain of the obligations under the Loan Facility. Additionally, in connection with the Loan Facility, the Sub-REIT provided a pledge and security agreement over its interests in NRFC WF. The Loan Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Company has agreed to guarantee certain obligations under the Loan Facility if the Company or an affiliate of the Company engage in certain customary bad acts.

        The Loan Facility and CMBS Facility contain liquidity covenants that require maintenance of an aggregate of $45 million of unrestricted cash to provide credit support for the borrowings. As of June 30, 2012, the Company was in compliance with this covenant. In addition, the Loan Facility and CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of June 30, 2012, the Company was not required to post additional collateral or make cash payments to maintain such ratios.

10. Related Party Transactions

Advisory and Other Fees

        The Company has agreements with each of its N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The fee income related to all of the CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the three

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

10. Related Party Transactions (Continued)

and six months ended June 30, 2012, the Company earned $3.6 million and $7.5 million in fee income, respectively, that was eliminated in consolidation.

        The Company has an agreement with NorthStar Income to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income and earns fees for its services. For the three months ended June 30, 2012 and 2011, the Company earned $2.7 million and $0.2 million of fees on these agreements, respectively. For the six months ended June 30, 2012 and 2011, the Company earned $3.3 million and $0.3 million, respectively. Additionally, the Company incurs direct and indirect costs on behalf of NorthStar Income and NorthStar Healthcare Income, Inc. ("NorthStar HealthCare") which are reimbursed subsequently to the Company by these managed entities. As of June 30, 2012 and December 31, 2011, the Company had aggregate unreimbursed costs of $6.8 million and $5.8 million, respectively, from NorthStar Income and NorthStar Healthcare. These amounts are recorded as receivables, related parties on the Company's consolidated balance sheets.

Legacy Fund

        The Company has two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower. One loan of $15.6 million matures in March 2013 and has two one-year extension options. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23.2 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. The Company earned an aggregate of $0.5 million and $1.1 million of interest income for the three and six months ended June 30, 2012, respectively. The Company earned an aggregate of $0.5 million and $0.9 million of interest income for the three and six months ended June 30, 2011, respectively. One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, the Company leases office space in Colorado with an affiliate of Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 18, 2015. The Company has the option to renew the lease for an additional five years.

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

11. Equity-Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan and such plan, as amended and restated, was further

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

11. Equity-Based Compensation (Continued)

adopted by the board of directors of the Company on April 18, 2012 and approved by the stockholders on May 24, 2012 (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted shares and other equity-based awards such as OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers, employees, consultants and advisors of the Company.

        An aggregate of 9,002,296 shares of common stock of the Company are currently reserved under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. 6,272,259 LTIP Units have been issued, of which 2,076,922 LTIP Units remain subject to vesting. LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of grant.

        The status of all of the LTIP Unit grants as of June 30, 2012 and December 31, 2011 is as follows (in thousands except grant prices):

	June 30, 2012		December 31, 2011
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	4,208	$7.53	4,289	$7.92
Granted	2,303	4.86	631	5.03
Converted to common stock	(113)	6.87	(628)	7.41
Forfeited	(9)	5.38	(84)	10.67

Ending Balance/Weighted Average	6,389	$6.84	4,208	$7.53

(1)
Reflects the balance at January 1, 2012 and 2011 for the periods ended June 30, 2012 and December 31, 2011, respectively.

(2)
Includes 698,142 LTIP Units issued in connection with the 2004 Long-Term Incentive Plan of which 581,311 LTIP Units have been converted.

        The Company recognized equity-based compensation expense related to these awards of $3.0 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, and $3.8 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the related equity-based compensation expense to be recognized over the remaining vesting period is $9.4 million, provided there are no forfeitures.

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

        The incentive pool is expected to be divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid after year end at or around completion of the year-end audit ("Annual Bonus"); (b) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date ("Deferred Cash Bonus"); and (c) a long-term incentive in the form of restricted stock units ("RSUs") and/or LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles or target stock prices established by the Committee for a three- or four-year period, subject to the participant's continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the "Long-Term Amount Value"). The Long-Term Amount Value, if any, will be paid in the form of shares of common stock or LTIP Units to the extent available under the Company's equity compensation plans or, if all or a portion of such shares or LTIP Units are not available, in cash; provided that the amount of cash paid to any executive officer with respect to the Long-Term Amount shall not exceed certain maximum amounts set forth in the Plan (the "Long Term Amount Payout").

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

        The Company issued 3,147,454 RSUs to executive officers in connection with the 2009 Plan, subject to the Company achieving cumulative performance hurdles or target stock prices for the three-year period ended December 31, 2011. The Company determined in 2011 that the performance hurdle established was reached which entitled the recipients to 100% of the RSUs granted. The Company did not have a sufficient amount of common stock or LTIP Units available, as a result 2,609,074 RSU's were settled in cash in February 2012. For the year ended December 31, 2011, the Company recognized cash compensation expense of $13.9 million. The Company recorded compensation expense of $1.6 million and $3.2 million for the three and six months ended June 30, 2011, respectively, related to the total award. 538,380 RSUs will not be settled until December 31, 2012, subject to continued employment of certain executive officers through such date. As a result, the Company remeasured compensation expense for such RSUs based upon the June 30, 2012 stock price and recognized compensation expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2012, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

11. Equity-Based Compensation (Continued)

        The Company issued 2,209,998 RSUs to executive officers in connection with the 2010 Plan, subject to the Company achieving cumulative performance hurdles or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 that it believed it would meet the performance hurdle entitling the recipients to 100% of the RSUs granted, and accordingly recorded a cumulative catch up adjustment of $3.6 million to compensation expense based on the stock price at the grant date. For three months ended June 30, 2012 and 2011, the Company recognized compensation expense of $1.4 million and $0.6 million, respectively. For six months ended June 30, 2012 and 2011, the Company recognized compensation expense of $2.9 million and $0.8 million, respectively.

        In February 2012, the Company issued 1,525,797 RSUs to executive officers in connection with the 2011 Plan, subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three and six months ended June 30, 2012, the Company recognized compensation expense of $0.4 million and $0.5 million, respectively. At the same time, the Company granted 1,525,797 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2015 and 608,426 LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2012.

12. Stockholders' Equity

Common Stock

        On February 27, 2012, the Company completed the sale of 17.25 million shares of its common stock at a public offering price of $5.55 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $90.3 million.

        On May 3, 2012, the Company completed the sale of 20.0 million shares of its common stock at a public offering price of $5.70 per share. The net proceeds to the Company were $108.9 million.

Preferred Stock

        On March 14, 2012, the Company completed the sale of 1.6 million shares of its 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") at a public offering price of $22.92 per share, excluding accrued dividends. The net proceeds were $35.2 million. The preferred stock is currently redeemable by the Company at a redemption price of $25.00 per share.

        On June 12, 2012, the Company and its Operating Partnership entered into an "at-the-market" equity offering program (the "ATM Program") pursuant to which the Company may issue and sell over time and from time-to-time up to 500,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and up to 2,500,000 shares of its Series B Preferred Stock. Through June 30, 2012, the Company completed the sale of 20,923 shares of its Series A Preferred Stock and 133,755 shares of its Series B Preferred Stock for aggregate net proceeds of $3.5 million through the ATM Program.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Dividend Reinvestment Plan

        In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the "DRP"), pursuant to which it registered with the SEC and reserved for issuance 14,279,846 shares of its common stock. Under the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company's common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the six months ended June 30, 2012, the Company issued 17,716 common shares pursuant to the DRP for gross sales proceeds of $0.1 million.

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

Dividends

        The Company declared the following dividends (on a per share basis) for the six months ended June 30, 2012:

Common Stock		Preferred Stock
			Dividend
Declaration Date		Declaration Date
	Dividend		Series A	Series B
February 15, 2012	$0.135	January 30, 2012	$0.54688	$0.51563
May 2, 2012	$0.150	May 2, 2012	$0.54688	$0.51563

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three and six months ended June 30, 2012 and 2011 is computed as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(77,512)	$(51,983)	$(111,429)	$(155,777)
Effect of dilutive securities:
Income (loss) allocated to Operating Partnership non-controlling interest	(3,964)	(2,454)	(5,667)	(8,046)

Dilutive net income (loss) available to stockholders	$(81,476)	$(54,437)	$(117,096)	$(163,823)

Denominator:
Weighted average shares available to common stockholders	124,803	86,967	113,525	82,606
Effect of dilutive securities(1):
Weighted average OP/LTIP units	6,375	4,267	5,761	4,302

Weighted average dilutive shares	131,178	91,234	119,286	86,908

Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(0.62)	$(0.60)	$(0.98)	$(1.89)

(1)
Excludes the effect of RSUs, convertible debt and warrants outstanding and exercisable of 3,000,000 as of June 30, 2012 and 2011 that were not dilutive for the respective periods. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company's stock price and other factors.

        The EPS calculation takes into account the conversion of LTIP Units into common shares which convert on a one-for-one basis into common shares and share equally in the Company's net income (loss).

13. Non-controlling Interests

Operating Partnership

        Non-controlling interests includes the aggregate limited partnership interests ("OP Units") in the Operating Partnership held by limited partners (the "Unit Holders"). Net income (loss) allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

13. Non-controlling Interests (Continued)

Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2012 and December 31 2011, non-controlling interests related to aggregate limited partnership units of 6,389,088 and 4,207,836 OP Units, respectively, or a 4.6% and 4.2% interest in the Operating Partnership, respectively. Net income (loss) allocated to the Operating Partnership non-controlling interest for the three months ended June 30, 2012 and 2011 was a loss of $4.0 million and $2.5 million, respectively. Net income (loss) allocated to the Operating Partnership non-controlling interest for the six months ended June 30, 2012 and 2011 was a loss of $5.7 million and $8.0 million, respectively.

Contingently Redeemable Non-controlling Interest

        On July 14, 2011, the Company repaid the $100.0 million preferred membership interest in NRF Healthcare, LLC to Inland American Real Estate Trust, Inc. ("Inland American"), which had a 10.5% distribution rate. Net income (loss) allocated to Inland American's non-controlling interest for the three and six months ended June 30, 2011 was $2.6 million and $5.3 million, respectively.

Other

        In the first quarter 2012, the Company repurchased non-controlling interests representing 16.7% of the equity notes of N-Star CDO I and 85% in certain bonds of N-Star CDO III. Other third-party interests include two assets in the CSE CDO and one REO with a 22.6% non-controlling interest. Net income (loss) allocated to the other non-controlling interests (including Inland American) for the three months ended June 30, 2012 and 2011 was a loss of $0.3 million and income of $8.3 million, respectively. Net income (loss) allocated to the other non-controlling interests (including Inland American) for the six months ended June 30, 2012 and 2011 was a loss of $0.5 million and income of $8.4 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following tables summarize the Company's derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR	Range of Maturity
As of June 30, 2012:
Interest rate swaps	37	$1,687,212	$(206,124	)(2)	4.55% - 5.63%	September 2012 - October 2019
Interest rate caps/floors	5	815,500	11,823		1.64% - 7.00%	January 2013 - October 2014

Total	42	$2,502,712	$(194,301)

As of December 31, 2011:
Interest rate swaps	38	$1,836,972	$(234,616)		4.55% - 5.63%	September 2012 - October 2019
Interest rate caps/floors	5	468,500	5,677		1.64% - 7.00%	May 2012 - October 2014

Total	43	$2,305,472	$(228,939)

(1)
Excludes timing swaps with a notional amount of $75.3 million and $288.8 million as of June 30, 2012 and December 31, 2011, respectively.

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

        During the first quarter 2012, the Company terminated a $35.0 million notional amount of an interest rate swap. In June 2012, the Company purchased an interest rate floor with a $350.0 million notional amount. The remaining change from December 31, 2011 relates to contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2012 and December 31, 2011.

        The following table presents the fair value of the Company's derivative instruments, as well as their classification on its consolidated balance sheets, as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011
Derivative assets
Interest rate derivatives, not designated as hedges	$11,850	$5,735
Derivative liabilities
Interest rate derivatives, not designated as hedges	$206,152	$234,674

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the effect of the Company's derivative instruments in its consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location
		2012	2011	2012	2011
Non-hedge derivatives
Amount of gain (loss) recognized in earnings:
Adjustments to fair value	Unrealized gain (loss) on investment and other	$5,838	$(13,486)	$20,295	$5,159
Swap net cash payment	Unrealized gain (loss) on investment and other	$(21,063)	$(27,600)	$(42,607)	$(54,956)
Amount of gain (loss) reclassified from OCI into earnings	Interest expense	$(1,873)	$(1,873)	$(3,746)	$(3,746)

        The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of June 30, 2012 and 2011.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company's healthcare net lease portfolio generate 13% and 20% of the Company's rental and escalation income for the six months ended June 30, 2012, respectively, which represents 3% and 5% of total revenue, respectively. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

15. Commitments and Contingencies

WaMu Matter

        One of the Company's net lease investments was comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and was 100% leased to Washington Mutual Bank ("WaMu"). The tenant vacated the buildings as of March 23, 2009 and the leases ("WaMu Leases") were disaffirmed by the Federal Deposit Insurance Corporation ("FDIC"). In the third quarter 2009, the lender, GECCMC 2005-CI Plummer Office Limited Partnership ("GECCMC"), foreclosed on the property. On August 10, 2009, GECCMC filed a complaint against NRFC NNN Holdings, LLC ("NNN Holdings") and NRFC Sub Investor IV, LLC ("NRFC Sub Investor IV"), both wholly-owned subsidiaries of the Company, in the Superior Court of the State of California, County of Los Angeles. In the complaint, GECCMC alleged, among other things, that the financing provided by GECCMC to NRFC Sub Investor IV, was a recourse obligation of NNN Holdings due to the FDIC's disaffirmance of the WaMu Leases. The judge presiding over the lawsuit entered a judgment against

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

15. Commitments and Contingencies (Continued)

NNN Holdings in the amount of approximately $46 million plus costs, attorneys' fees, prejudgment interests and accrued interest, estimated to be approximately $6 million.

        On March 29, 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of NNN Holdings, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directs the Superior Court to enter summary judgment in the Company's favor and reverses the award against the Company. Furthermore, the Court of Appeal awarded the Company costs on appeal. As a result of the ruling, in the first quarter 2012 the Company reversed the $20.0 million loss accrual and $2.0 million previously expensed surety bond costs and recorded such reversals in other income (loss) and other costs, net, respectively, in the consolidated statements of operations. It is possible that the Company may not ultimately recover costs from GECCMC notwithstanding any court order.

        On April 13, 2012, GECCMC petitioned the Court of Appeal to rehear its decision but that petition was denied. On May 8, 2012, GECCMC petitioned the California Supreme Court to review the decision and that petition was denied on July 11, 2012. The Company is in the process of obtaining the return of $29 million of cash posted as collateral (including the premiums paid for the surety bond) in connection with a general agreement of indemnity that the Company was required to maintain with an issuer of surety bonds. The Company is also pursuing enforcement of awarded costs and plans to further seek reimbursement of its legal fees incurred in connection with the litigation.

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

  •
  The CRE securities business is focused on investing in and managing a wide range of CRE securities including, CMBS, unsecured REIT debt and CDO notes backed primarily by CRE securities and CRE debt. For assets financed in a CDO, the CRE securities segment is based on the CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

16. Segment Reporting (Continued)

  •
  The asset management and other activities relate to real estate and real estate finance, including managing the N-Star, CSE and CapLease CDOs and sponsoring and advising on a fee basis, non-traded REITs (i.e., NorthStar Income). Management fees earned from CDO financing transactions are eliminated as a result of the consolidation of the respective CDO. The Company has also filed a Registration Statement on Form S-11 for NorthStar Healthcare, a non-traded REIT that intends to invest in loans and real estate focused on the healthcare sector.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

16. Segment Reporting (Continued)

        The following summarizes selected results of operations by segment for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

Three months ended June 30, 2012:	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties		Asset Management/ Other	Corporate(2)	Eliminations(1)	Consolidated Total
Total revenues	$43,065	$46,720	$20,964		$15,129	$(92)	$(3,620)	$122,166
Total expenses	29,793	5,997	19,233	(3)	10,479	25,858	(3,620)	87,740

Income (loss) from operations	13,272	40,723	1,731		4,650	(25,950)	—	34,426
Equity in earnings (losses) of unconsolidated ventures	(732)	—	193		—	203	—	(336)
Unrealized gain (loss) on investments and other	(15,546)	(115,656)	—		—	15,554	—	(115,648)
Realized gain (loss) on investments and other	(901)	6,092	4		—	—	—	5,195

Income (loss) from continuing operations	(3,907)	(68,841)	1,928		4,650	(10,193)	—	(76,363)

Income (loss) from discontinued operations	(43)	—	—		—	—	—	(43)
Gain (loss) on sale from discontinued operations	285	—	—		—	—	—	285

Net income (loss)	$(3,665)	$(68,841)	$1,928		$4,650	$(10,193)	$—	$(76,121)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

16. Segment Reporting (Continued)

Three months ended June 30, 2011:	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties	Asset Management/ Other	Corporate(2)	Eliminations(1)	Consolidated Total
Total revenues	$67,584	$48,480	$20,952	$6,335	$1,093	$(4,395)	$140,049
Total expenses	31,021	9,064	22,066 (3)	3,814	30,491	(4,395)	92,061

Income (loss) from operations	36,563	39,416	(1,114)	2,521	(29,398)	—	47,988
Equity in earnings (losses) of unconsolidated ventures	(1,816)	—	184	(11)	88	—	(1,555)
Unrealized gain (loss) on investments and other	(6,923)	(132,523)	(2)	—	8,841	—	(130,607)
Realized gain (loss) on investments and other	41,450	(1,711)	(892)	—	(2,008)	—	36,839

Income (loss) from continuing operations	69,274	(94,818)	(1,824)	2,510	(22,477)	—	(47,335)

Income (loss) from discontinued operations	(21)	—	(1,026)	—	—	—	(1,047)
Gain (loss) on sale from discontinued operations	—	—	9,416	—	—	—	9,416

Net income (loss)	$69,253	$(94,818)	$6,566	$2,510	$(22,477)	$—	$(38,966)

(1)
Includes $3.6 million and $4.4 million of management fees related to the Company's CDO financing transactions for the three months ended June 30, 2012 and 2011, respectively, that are eliminated in consolidation. These amounts are recorded as expense in the real estate debt and real estate securities segments and recorded as revenue in the asset management/other segment.

(2)
Includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

(3)
Includes depreciation and amortization of $6.9 million and $7.6 million for the three months ended June 30, 2012 and 2011, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

16. Segment Reporting (Continued)

Six months ended June 30, 2012:	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties		Asset Management/ Other	Corporate(2)	Eliminations(1)	Consolidated Total
Total revenues	$85,107	$92,950	$41,278		$26,933	$658	$(7,491)	$239,435
Total expenses	60,368	13,249	38,725	(3)	19,769	50,627	(7,491)	175,247

Income (loss) from operations	24,739	79,701	2,553		7,164	(49,969)	—	64,188
Equity in earnings (losses) of unconsolidated ventures	(1,347)	—	384		—	126	—	(837)
Other income (loss)	258	—	20,000		—	—	—	20,258
Unrealized gain (loss) on investments and other	(31,187)	(175,393)	—		—	(4,474)	—	(211,054)
Realized gain (loss) on investments and other	7,811	12,705	—		—	31	—	20,547

Income (loss) from continuing operations	274	(82,987)	22,937		7,164	(54,286)	—	(106,898)

Income (loss) from discontinued operations	(65)	—	—		—	—	—	(65)
Gain (loss) on sale from discontinued operations	285	—	—		—	—	—	285

Net income (loss)	$494	$(82,987)	$22,937		$7,164	$(54,286)	$—	$(106,678)

Six months ended June 30, 2011:	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties	Asset Management/ Other	Corporate(2)	Eliminations(1)	Consolidated Total
Total revenues	$119,424	$94,953	$53,267	$12,093	$1,300	$(9,170)	$271,867
Total expenses	73,261	19,504	58,728 (3)	6,506	47,933	(9,170)	196,762

Income (loss) from operations	46,163	75,449	(5,461)	5,587	(46,633)	—	75,105
Equity in earnings (losses) of unconsolidated ventures	(4,245)	—	317	—	145	—	(3,783)
Other income (loss)	10,138	—	—	—	—	—	10,138
Unrealized gain (loss) on investments and other	(170,542)	(92,522)	(17)	—	(19,744)	—	(282,825)
Realized gain (loss) on investments and other	46,584	5,024	(1,427)	—	(2,608)	—	47,573

Income (loss) from continuing operations	(71,902)	(12,049)	(6,588)	5,587	(68,840)	—	(153,792)

Income (loss) from discontinued operations	(239)	—	(399)	—	—	—	(638)
Gain (loss) on sale from discontinued operations	50	—	14,397	—	—	—	14,447

Net income (loss)	$(72,091)	$(12,049)	$7,410	$5,587	$(68,840)	$—	$(139,983)

(1)
Includes $7.5 million and $9.2 million of management fees related to the Company's CDO financing transactions for the six months ended June 30, 2012 and 2011, respectively, that are eliminated in consolidation. These amounts are

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

16. Segment Reporting (Continued)

  recorded as expense in the real estate debt and real estate securities segments and recorded as revenue in the asset management/other segment.

(2)
Includes corporate level investments, corporate level interest income, interest expense and unallocated general and administrative expenses.

(3)
Includes depreciation and amortization of $13.8 million and $14.9 million for the six months ended June 30, 2012 and 2011, respectively.

        The following summarizes total assets by segment as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Corporate(2)	Consolidated Total
Total Assets as of June 30, 2012	$2,574,145	$1,351,744	$857,308	$4,243	$222,637	$5,010,077

Total Assets as of December 31, 2011	$2,449,323	$1,520,650	$862,411	$6,458	$167,595	$5,006,437

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of non-cash investing and financing activities for the six months ended June 30, 2012 and 2011 is as follows (amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Real estate acquisition(1)	$(35,631)	$(247,186)
Assumption of mortgage(1)	—	248,252
Reduction of real estate debt investments(1)	35,631	42,654
Increase of restricted cash(1)	—	(10,462)
Foreclosure of timeshare interest(1)	—	(6,076)
Dividends payable on RSUs	1,569	—
Redemptions of non-controlling interests	2,358	—
Escrow deposit payable related to real estate debt investments	29,553	11,464
Equity component of 8.875% Notes	1,986	—
Reclassification of operating real estate to asset held for sale	1,046	—

(1)
Non-cash activity occurred in connection with taking title to a property.

18. Subsequent Events

Dividends

        On August 1, 2012, the Company declared a dividend of $0.16 per share of common stock. The common stock dividend will be paid on August 17, 2012 to stockholders of record as of the close of business on August 13, 2012. On August 1, 2012, the Company declared a dividend of $0.54688 per share of Series A Preferred Stock and $0.51563 per share of Series B Preferred Stock. The preferred

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts in Thousands, Except Per Share Data

(Unaudited)

18. Subsequent Events (Continued)

stock dividends will be paid on August 15, 2012, to stockholders of record as of the close of business on August 13, 2012.

Exchangeable Senior Notes

        On July 6, 2012, the underwriters exercised their over-allotment option resulting in the issuance of an additional $7.0 million of the 8.875% Notes for net proceeds of $6.8 million.

Preferred Stock Issuance

        In July 2012, the Company sold an additional 3,220,000 shares of its Series B Preferred Stock, including the over-allotment option, at a public offering price of $22.60 per share (excluding accrued dividends) resulting in $70.0 million in net proceeds.

New Investment

        The Company completed a $50 million loan investment to a diversified commercial real estate services company (the "Borrower"). This investment provides for a five year term, bears interest at a fixed rate of 14% per annum and includes certain financial covenants. In connection with this investment: (i) the Borrower granted the Company a four-year option, exercisable for $25 million, to purchase an equity interest in the Borrower; (ii) the Company and the Borrower have entered into a strategic relationship agreement regarding commercial real estate loan servicing; and (iii) the Company issued 1.25 million shares of its common stock in a private offering to the Borrower at a price of $6.00 per share, resulting in proceeds to the Company of $7.5 million.

Credit Facility

        On July 31, 2012, NRFC DOR Loan, LLC ("NRFC DOR"), a wholly-owned subsidiary of the Company, entered into a Credit and Security Agreement with Doral Bank (the "Doral Facility"). The Doral Facility provides up to $40 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate.

        Interest rates and advance rates will depend upon asset type and characteristics. The initial maturity date of the Doral Facility is July 30, 2015, with three, one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain customary conditions. During the initial term, the Doral Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.

        In connection with the Doral Facility, the Operating Partnership agreed to guarantee interest payments and the obligations under the Doral Facility if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in NRFC DOR as collateral. The Doral Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of the Doral Facility.

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

Introduction

        NorthStar Realty Finance Corp. is a real estate finance company that originates, acquires and manages portfolios of commercial real estate, or CRE, debt, CRE securities and net lease properties. In addition, we engage in asset management and other activities related to real estate and real estate finance. We are organized as a real estate investment trust, or REIT, for federal income tax purposes and were formed in October 2003 to continue and expand the CRE debt, CRE securities and net lease business of our predecessor. We conduct substantially all of our operations and make our investments through our operating partnership, NorthStar Realty Finance Limited Partnership, or our Operating Partnership, including its subsidiaries. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests. We directly underwrote and originated approximately 72% of the debt investments in our current portfolio (excluding debt originally owned in the CSE RE 2006-A CDO, or CSE CDO, and CapLease 2005-1 CDO, or CapLease CDO, that we consolidate as a result of acquiring the equity interests in 2010 and 2011, respectively, see also "—Sources of Operating Revenues and Cash Flows"). Our CRE debt portfolio represents approximately 38.5% of our assets under management as of June 30, 2012.

  •
  Commercial Real Estate Securities—Our CRE securities business is focused on investing in and managing a wide range of CRE securities, including commercial mortgage backed securities, or CMBS, unsecured REIT debt and collateralized debt obligation, or CDO, notes backed primarily by CRE securities and CRE debt. Our CRE securities portfolio represents approximately 41.7% of our assets under management as of June 30, 2012.

  •
  Net Lease Properties—Our net lease properties business is focused on acquiring CRE located throughout the United States that are typically leased under net leases to corporate tenants and healthcare operators. Our core net lease business invests primarily in office, industrial and retail properties. We also own, manage and invest in a portfolio of healthcare properties focused on mid-acuity facilities (i.e., skilled and assisted), with the highest concentration in assisted living facilities. Our net lease properties portfolio represents approximately 13.6% of our assets under management as of June 30, 2012.

  •
  Asset Management and Other—Our asset management and other activities relate to real estate and real estate finance, including managing our CDO financing transactions on a fee basis and sponsoring and advising on a fee basis, non-traded REITs, or Sponsored REITs (i.e., NorthStar Real Estate Income Trust, Inc., or NorthStar Income, and NorthStar Healthcare Income, Inc., or NorthStar Healthcare).

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

        Our financing strategy focuses on match-funding our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our legacy CRE debt and security portfolios are predominantly financed through long-term, non-recourse CDOs. Our net lease properties are predominantly financed with non-recourse mortgage notes. Given the nature of our current financing arrangements, we expect to maintain our borrowing at or near our current levels for our existing investments. Borrowing levels may change for new investments depending upon the nature of the assets and the related financing.

        Liquidity and access to capital returned to the commercial real estate finance markets in the first quarter of 2012. During the first half of 2012, we raised net proceeds of $199 million from the issuance of common equity, $39 million from the issuance of preferred stock (including pursuant to our at-the-market equity offering program) and $72 million from the issuance of exchangeable senior notes. Subsequent to quarter end, we raised an additional $70 million from the issuance of preferred stock, $7 million from the issuance of exchangeable senior notes and $8 million from the issuance of common stock in a private offering. Total capital raised year to date is $395 million.

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

        We are also focused on raising capital in alternate channels. Beginning in the second half of 2011, we started to see capital raising velocity increase in NorthStar Income. Total capital raised for the six months ended June 30, 2012 was $169 million, with $325 million raised from inception through June 30, 2012. NorthStar Realty Securities, LLC, or NorthStar Realty Securities, our wholly-owned broker-dealer subsidiary, has executed selling agreements with broker-dealers covering more than 45,000 registered representatives as of June 30, 2012.

Our Investments

        The following describes the major CRE asset classes in which we invest and continue to actively manage to maximize stockholder value and to preserve our capital. The following table represents our assets under management as of June 30, 2012 based on principal amount of CRE debt and security investments and the cost basis of net lease properties (amounts in thousands):

	Amount	Percentage
CRE Debt
First mortgage loans	$1,640,343	23.2%
Mezzanine loans	447,559	6.3%
Credit tenant and term loans	191,021	2.7%
Subordinate mortgage interests	130,737	1.8%
Other(1)	324,012	4.5%

Total CRE debt	2,733,672	38.5%
CRE Securities
CMBS	2,527,232	35.7%
Third-party CDO notes	261,131	3.7%
Other securities	161,338	2.3%

Total CRE securities	2,949,701	41.7%
Net Lease
Core net lease	404,459	5.7%
Healthcare net lease	561,641	7.9%

Total net lease	966,100	13.6%

Subtotal NorthStar	6,649,473	93.8%

Sponsored REITs
NorthStar Income(2)	435,826	6.2%

Grand total	$7,085,299	100.0%

(1)
Relates to real estate owned (either directly or through a joint venture) as a result of taking title to a property through foreclosure, deed in lieu or otherwise ("taking title to a property"), presented at the principal amount of such loan at time of taking title.

(2)
Based on consolidated total assets.

Commercial Real Estate Debt

Our Portfolio

        As of June 30, 2012, $2.7 billion, or 38.5%, of our assets under management were invested in CRE debt, which includes $0.3 million principal amount of loans related to certain investments accounted for as joint ventures and real estate owned. As of June 30, 2012, our $2.4 billion CRE debt portfolio consisted of 159 investments with an average investment size of $15 million.

        The portfolio's diversity across property type and geographic location is summarized as follows, based on outstanding principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Commercial Real Estate Securities

Our Portfolio

        As of June 30, 2012, $2.9 billion, or 41.7%, of our assets under management were invested in a portfolio of CRE securities. Our CRE securities portfolio consisted of 622 investments with an average investment size of $5 million. CMBS represents $2.5 billion, or 85.7%, of our CRE securities portfolio. The CMBS portfolio had an average credit rating of CCC+/Caa1. The following summarizes our CRE securities by type and CMBS by vintage, based on outstanding principal amount:

Securities by Type	CMBS by Vintage(1)

(1)
2006 and 2007 vintages were purchased at a weighted average discount of approximately 58%.

Net Lease Properties

Core Net Lease Properties

        As of June 30, 2012, $404 million, or 5.7%, of our total assets under management were invested in our 24 core net lease properties, consisting of a portfolio of office, retail and industrial facilities totaling 3.2 million square feet. As of June 30, 2012, our core net lease properties had a weighted average remaining lease term of 6.2 years and were 96% leased.

        The following summarizes our core net lease portfolio's diversity across property type and geographic location as of June 30, 2012, based on purchase price, or cost.

Core Net Lease by Property Type	Core Net Lease by Geographic Location

Healthcare Net Lease Properties

        As of June 30, 2012, $562 million, or 7.9%, of our assets under management were invested in our healthcare net lease properties, with a focus on the senior housing sector which includes assisted living, skilled nursing and independent living facilities. Our portfolio was comprised of 42 assisted living facilities (ALF), 31 skilled nursing facilities (SNF), three life science buildings (LSB), six independent living facilities (ILF) and one medical office building (MOB). As of June 30, 2012, 100% of our net lease healthcare portfolio was leased to third-party operators with weighted average lease coverage of 1.4x and a 7.4 year weighted average remaining lease term.

        The following summarizes our healthcare portfolio by property type and geographic location as of June 30, 2012, based on purchase price.

Healthcare Net Lease by Property Type	Healthcare Net Lease by Geographic Location

Asset Management and Other

        Our asset management and other activities are focused on:

  •
  Managing CDO financing transactions on a fee basis.

    We manage eleven CDOs representing $5.7 billion of assets based on principal amount, nine of which were sponsored by us, or the N-Star CDOs. In addition, we have acquired the equity interests of two CDOs that have been integrated into our platform, the CSE CDO and the CapLease CDO, which we herein collectively refer to as our acquired CDOs. In the case of the CSE CDO, we were delegated the collateral management and special servicing rights and for the CapLease CDO, we acquired the collateral management rights. Five of the CDOs are primarily collateralized by CRE debt and six are primarily collateralized by CRE securities.

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

Other Opportunistic Investments

        We also pursue other opportunistic investments that we expect will generate attractive risk-adjusted returns, such as repurchasing our CDO bonds at a significant discount to principal amount as well as other real estate-related investments. These CDO bonds typically have significant credit support and, when we repurchase a CDO bond, we generally expect the CDO bonds will be repaid at par.

        As of August 2, 2012, the principal proceeds we could receive from CDO bonds we owned was $800 million, of which $650 million was repurchased at an average price of 36% in the secondary market and had a weighted average original credit rating of A+/A1. Because our CDO financing transactions are consolidated under U.S. GAAP, these CDO bonds are generally not presented as an investment but rather are eliminated in our consolidated financial statements. We will generate cash flows in future periods through the interest payable on these bonds, as well as realizing (in cash) the discount as the bonds repay. If realized, this $417 million discount will generally not be reported as a gain and the interest will not be recorded as income under U.S. GAAP.

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

        Our legacy CRE debt and security investments are predominantly financed in CDOs. We consolidate the CDO financing transactions under U.S. GAAP regardless of whether we retain the equity interests for our sponsored CDOs or acquire the equity interests of other CDOs. However, we generate cash flows based on the equity interests that we retain/acquire. As a result, the cash flows may be different from the income (loss) generated for U.S. GAAP purposes.

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

  •
  Assets under management growth is a driver of our ability to grow our income especially related to our Sponsored REITs, but we believe it is of lesser importance than other metrics such as AFFO.

  •
  Cash from our investments is a driver of our ability to maintain and/or grow our distributions to our stockholders.

Outlook and Recent Trends

        In the first half of 2011, liquidity began to return to the commercial real estate finance markets and capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30 billion in non-agency CMBS issuance that were completed during 2011. Credit started to contract in mid-2011 as the European debt woes began to unfold resulting in severe market volatility.

        Global financial markets continue to be strained in 2012 and we expect that the commercial real estate finance markets will continue to be volatile in the near term due to anemic U.S. economic growth, continued high levels of unemployment and global market instability, along with the risk of maturing CRE debt that will have difficulties being refinanced. It is currently estimated that $1.3 trillion of CRE debt will mature in the next three years and $2.1 trillion will mature through 2017. Many of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. With that, capital markets continue to make slow gains toward recovery. Through June 30, 2012, there has been $18 billion in non-agency CMBS issuance and many industry experts are predicting approximately $35 billion of total non-agency CMBS issuance for 2012.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Despite the difficult U.S. and global economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate and especially in certain asset types such as apartments. The degree to which commercial real estate values improve or erode in 2012 in the markets in which our real estate collateral is located, will impact the performance of our asset base and the related level of loan losses.

        Our CRE debt and securities investments are negatively impacted by weaker real estate market and economic conditions. Slow economic conditions reduce a tenant's ability to make rent payments in accordance with the terms of their leases and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flows are negatively affected as existing leases renew at lower rates and over longer periods of time impact the value of underlying properties and the borrowers' ability to service their outstanding loans.

        Many of our legacy CRE debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of

June 30, 2012 was 0.25%, well below its 1.26% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers. This dynamic has partially offset decreasing cash flows caused by the challenging economic conditions and may also result in extending the life of interest reserves for those debt investments that require interest reserves to service debt. However, many of our new CRE loan originations have a LIBOR floor that is in excess of current LIBOR. The degree in which rates will remain low is driven in a significant part by the actions of the Federal Reserve to enter into programs to support the U.S. economy and keep rates low. Our current expectation is that rates will remain low into 2014.

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

        We currently anticipate that most of our investment activity and uses of available unrestricted cash liquidity will be focused on our businesses of originating new loans and investing in securities, as well as opportunistic investments, including discounted repurchases of our previously-issued CDO bonds and other real estate-related investments. Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of this growth. As a result, we also remain focused on the growth of our asset management business and in particular, our Sponsored REITs.

        As liquidity was becoming more available and commercial real estate fundamentals were beginning to stabilize in 2011 and 2012, we took advantage of this dynamic in terms of both capital raising and investment activity. We raised $232 million of capital in the first half of 2011 and $387 million of capital through July 2012. In addition, we entered into two $100 million term credit facilities in the fourth quarter 2011 with Wells Fargo Bank, N.A, or Wells Fargo to finance the origination of CRE first mortgage loans and the purchase of AAA-rated CMBS investments. In July 2012, we entered into a credit facility with Doral Bank that provides up to $40 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate.

        Throughout 2012, we have been actively investing across our businesses. Through July 2012, we originated six loans and acquired two loans with an aggregate principal amount of $186 million (including an interest owned through a joint venture) with a weighted average expected return on invested equity of approximately 17%. Also, as the advisor of NorthStar Income, we originated ten loans with a principal amount of $265 million during the same period. The principal proceeds we could receive from CDO bonds acquired during the first half of 2012 is $285 million, which were purchased for $132 million and have an expected yield-to-maturity of over 20%. We invested $77 million of equity in other real estate-related investments with an expected return on equity of over 16%. There is no assurance we will realize this expected return on equity over the term of these investments. Our actual return on equity could vary significantly from our expectations.

        We believe the supply/demand imbalance driven by the large amount of maturing CRE loans creates an opportunity for us. The relative lack of supply and high demand for capital is allowing investors with capital, such as us, to make investments with attractive risk/return profiles compared to historical levels.

Financing Strategy

        We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our IPO in 2004, we have completed preferred and common equity offerings raising approximately $1.2 billion of aggregate net proceeds including raising $199 million from the issuance of common equity and $39 million from the issuance of preferred equity in the first half of 2012. We have also raised $286 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term (at the time of issuance) and relatively few covenants. In addition, we have raised $500 million of unsecured exchangeable senior notes, of which $296 million was outstanding as of June 30, 2012.

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

        Our legacy CRE debt and security portfolios are predominantly financed through long-term, non-recourse CDOs. We currently use secured term credit facilities provided by major financial institutions to fund new investments until permanent financing is available. However, we believe the terms of these facilities are flexible enough to provide sufficient term financing to match the underlying assets to the extent the securitization market remains inaccessible.

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

        We actively seek financing for our businesses of originating loans and acquiring CRE securities. As a result, in the fourth quarter of 2011, we, through two wholly-owned subsidiaries, entered into two credit facilities with Wells Fargo including a $100 million credit facility to finance the origination of CRE loans and a $100 million credit facility to finance the acquisition of AAA-rated CMBS and in July 2012 entered into a credit facility with Doral Bank that provides up to $40 million to finance first mortgage loans and senior loan participations secured by commercial real estate.

Risk Management

        Credit risk management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income. We use many methods to actively manage our asset base to preserve our income and capital. For CRE debt and net lease assets, frequent dialogue with borrowers/tenants and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. For our healthcare net lease assets, we also consider the impact of regulatory changes on operator performance and property values. Many of our debt investments also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property. We also may negotiate a modification to debt terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. When we make a concession, generally through a reduction of an interest rate, we may seek to obtain additional collateral, fees and/or upside participation in any value creation of the property in return for the modification, although in a challenging real estate market obtaining additional collateral from struggling borrowers is difficult. As part of our risk management process, we evaluate the best alternatives for our loans which in some cases, may result in us issuing default notices and beginning proceedings to take title to a property when the borrower is not complying with the debt terms where we believe taking control of the collateral as REO is the best course of action to protect our capital.

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

        Our risk management process may lead us to the determination that extending and working out debt, rather than pursuing taking title to a property, is the best course of action to maximize total and long-term value. Our provision for loan loss analysis often requires that we make assumptions regarding collateral value and the timing with regards to when we receive debt service payments, including principal recovery, and as a result, our analysis can be highly subjective and uncertain.

        Our legacy CRE debt and security investments are predominantly financed in CDOs. We consolidate the CDO financing transactions under U.S. GAAP regardless of whether we retained the equity interests for our sponsored CDOs or acquired the equity interests of other CDOs. The CDOs require that we meet tests in order to receive regular cash flow distributions on our subordinate CDO bonds, preferred shares and equity notes. Our risk management process is also focused on actively monitoring and managing our CDO financing transactions.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of other comprehensive income that must be reported but it eliminates the option to present other comprehensive income on the statement of equity. In December 2011, the FASB issued an accounting update to defer the requirement to present the reclassification adjustments to other comprehensive income by component and are currently redeliberating this requirement. The remaining requirements of the accounting update were effective for us in the first quarter 2012 and were applied retrospectively to all periods reported after the effective date. Early adoption is permitted. There was no impact on our consolidated financial statements as we currently comply with the update.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 to June 30, 2011 (amounts in thousands):

	Three Months Ended June 30,		Increase (decrease)
	2012	2011	Amount	%
Revenues
Interest income	$79,988	$110,790	$(30,802)	(27.8)%
Rental and escalation income	29,226	25,956	3,270	12.6%
Commission income	8,679	1,726	6,953	402.8%
Advisory and other fee income	2,742	212	2,530	1,193.4%
Other revenue	1,531	1,365	166	12.2%

Total revenues	122,166	140,049	(17,883)	(12.8)%
Expenses
Interest expense	34,665	34,206	459	1.3%
Real estate properties—operating expenses	5,025	2,613	2,412	92.3%
Asset management expenses	304	1,328	(1,024)	(77.1)%
Commission expense	6,748	1,299	5,449	419.5%
Other costs, net	200	—	200	NM
Provision for loan losses	6,537	14,200	(7,663)	(54.0)%
General and administrative
Salaries and equity-based compensation	16,014	19,528	(3,514)	(18.0)%
Other general and administrative	5,570	7,361	(1,791)	(24.3)%

Total general and administrative	21,584	26,889	(5,305)	(19.7)%
Depreciation and amortization	12,677	11,526	1,151	10.0%

Total expenses	87,740	92,061	(4,321)	(4.7)%

Income (loss) from operations	34,426	47,988	(13,562)	(28.3)%
Equity in earnings (losses) of unconsolidated ventures	(336)	(1,555)	1,219	(78.4)%
Unrealized gain (loss) on investments and other	(115,648)	(130,607)	14,959	(11.5)%
Realized gain on investments and other	5,195	36,839	(31,644)	(85.9)%

Income (loss) from continuing operations	(76,363)	(47,335)	(29,028)	61.3%
Income (loss) from discontinued operations	(43)	(1,047)	1,004	(95.9)%
Gain (loss) on sale from discontinued operations	285	9,416	(9,131)	(97.0)%

Net income (loss)	$(76,121)	$(38,966)	$(37,155)	95.4%

Revenues

Interest Income

        Interest income decreased $30.8 million, primarily attributable to decreased interest income related to the CSE CDO ($30.0 million, of which $26.3 million relates to discount accretion on debt investments fully repaid, $3.0 million of discount accretion and $0.7 million of contractual interest) and $10.9 million of lower interest income on legacy investments; offset by increased interest income related to the consolidation of the CapLease CDO ($3.0 million) and new investments ($7.1 million).

Rental and Escalation Income

        Rental and escalation income increased $3.3 million, primarily attributable to higher income related to new REO ($2.8 million) and a net increase in rent and occupancy ($0.5 million).

Commission Income

        Commission income represents income earned by us for selling equity in NorthStar Income through our broker-dealer subsidiary. The increase of $7.0 million is attributable to our increased capital raising velocity in 2012.

Advisory and Other Fee Income

        Advisory and other fee income increased $2.5 million due to increased fees from managing NorthStar Income.

Expenses

Interest Expense

        Interest expense increased $0.5 million, primarily attributable to additional interest expense related to the CapLease CDO ($2.3 million), new REO ($2.6 million) and borrowings under our CMBS Facility and Loan Facility ($0.6 million); offset by lower interest expense related to repurchases and principal paydowns of CDO bonds payable ($1.4 million), debt repurchases ($3.1 million) and corporate borrowings ($0.4 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses increased $2.4 million, primarily attributable to increased costs related to new REO.

Asset Management Expenses

        Asset management expenses decreased $1.0 million and consisted of costs related to managing our investment portfolio, such as legal and consulting fees for loan modifications and restructurings and acquisition costs related to new investments.

Commission Expense

        Commission expense represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market. The change corresponds with the increased commission income.

Other Costs, Net

        Other costs, net relate to dead deal costs.

Provision for Loan Losses

        Provision for loan losses decreased $7.7 million. Provision for loan losses of $6.5 million for the three months ended June 30, 2012 relate to two debt investments and included $0.2 million for a first mortgage loan and $6.3 million for a mezzanine loan. Provision for loan losses for the three months ended June 30, 2011 totaled $14.2 million for four debt investments and included $4.9 million for subordinated mortgage interests and $9.3 million for mezzanine loans.

General and Administrative

        General and administrative expenses decreased by $5.3 million principally related to the following:

        Compensation expense decreased $3.5 million due to decreases related to the 2009 long-term incentive plan ($5.4 million) and the allocation of costs to our advised non-traded REIT ($1.6 million);

offset by a net increase from higher staffing levels to accommodate our new investment activities ($1.2 million), of which $1.1 million related to our broker-dealer, equity compensation for the 2010 long-term incentive plan ($0.8 million), the 2011 long-term incentive plan ($0.4 million) and the amortization of equity compensation in the form of Operating Partnership units structured as profits interests ($1.0 million).

        Other general and administrative expenses decreased $1.8 million primarily due to decreased legal fees related to general corporate work and the allocation of costs to our advised non-traded REIT.

Depreciation and Amortization

        Depreciation and amortization expense increased $1.2 million, primarily related to new REO ($1.8 million) offset by the return of a property to the lender ($0.7 million).

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) increased $1.2 million, primarily attributable to income from a new investment ($0.3 million) and decreased losses from our equity investment in the NJ Property ($1.0 million).

Unrealized Gain (Loss) on Investments and Other

        Unrealized (loss) on investments and other is primarily related to the non-cash change in fair value adjustments, which represented a net unrealized loss of $94.6 million and $103.0 million for the three months ended June 30, 2012 and 2011, respectively. The remaining amount is related to net cash payments for interest rate swaps of $21.1 million and $27.6 million for the three months ended June 30, 2012 and 2011, respectively.

Realized Gain (Loss) on Investments and Other

        Realized gains of $5.2 million for the three months ended June 30, 2012 consisted primarily of net realized gains from the sale of CRE debt and security investments ($9.4 million), gains from the sale of timeshare units ($6.2 million) and gain from the sale of a land parcel ($1.0 million); offset by net losses on repurchases of CDO bonds ($7.9 million), losses related to certain CRE securities ($0.2 million) and a foreign currency translation loss ($3.3 million). Realized gains of $36.8 million for the three months ended June 30, 2011 consisted primarily of net realized gains from the sale of CRE bonds and security investments ($57.1 million) and a foreign currency translation gain ($1.3 million); partially offset by losses on bond and note repurchases ($18.1 million), a loss on an interest rate swap termination ($2.8 million) and other realized losses ($0.7 million).

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the three months ended June 30, 2012, there was one healthcare property located in Kentucky classified as held for sale. For the three months ended June 30, 2011, properties held for sale included a multifamily property, an office property, a portfolio of 18 healthcare assisted living facilities located in Wisconsin and a leasehold interest in retail space located in New York.

Gain (Loss) on Sale from Discontinued Operations

        Gain on sale from discontinued operations for the three months ended June 30, 2012 is related to the sale of an office property in Indiana. Gain on sale from discontinued operations for the three months ended June 30, 2011 is primarily related to the sale of a portfolio of 18 healthcare assisted living facilities located in Wisconsin.

Comparison of the Six Months Ended June 30, 2012 to June 30, 2011 (amounts in thousands):

	Six Months Ended June 30,		Increase (decrease)
	2012	2011	Amount	%
Revenues
Interest income	$160,700	$208,430	$(47,730)	(22.9)%
Rental and escalation income	57,659	58,883	(1,224)	(2.1)%
Commission income	16,078	2,644	13,434	508.1%
Advisory and other fee income	3,259	295	2,964	1,004.7%
Other revenue	1,739	1,615	124	7.7%

Total revenues	239,435	271,867	(32,432)	(11.9)%
Expenses
Interest expense	69,963	67,626	2,337	3.5%
Real estate properties—operating expenses	9,689	15,110	(5,421)	(35.9)%
Asset management expenses	1,801	2,889	(1,088)	(37.7)%
Commission expense	12,397	2,016	10,381	514.9%
Other costs, net	392	—	392	NM
Provision for loan losses	13,377	38,700	(25,323)	(65.4)%
Provision for loss on equity investment	—	4,482	(4,482)	(100.0)%
General and administrative
Salaries and equity-based compensation	30,144	32,269	(2,125)	(6.6)%
Other general and administrative	12,501	14,062	(1,561)	(11.1)%

Total general and administrative	42,645	46,331	(3,686)	(8.0)%
Depreciation and amortization	24,983	19,608	5,375	27.4%

Total expenses	175,247	196,762	(21,515)	(10.9)%

Income (loss) from operations	64,188	75,105	(10,917)	(14.5)%
Equity in earnings (losses) of unconsolidated ventures	(837)	(3,783)	2,946	(77.9)%
Other income (loss)	20,258	10,138	10,120	99.8%
Unrealized gain (loss) on investments and other	(211,054)	(282,825)	71,771	(25.4)%
Realized gain on investments and other	20,547	47,573	(27,026)	(56.8)%

Income (loss) from continuing operations	(106,898)	(153,792)	46,894	(30.5)%
Income (loss) from discontinued operations	(65)	(638)	573	(89.8)%
Gain (loss) on sale from discontinued operations	285	14,447	(14,162)	(98.0)%

Net income (loss)	$(106,678)	$(139,983)	$33,305	(23.8)%

Revenues

Interest Income

        Interest income decreased $47.7 million, primarily attributable to decreased interest income related to the CSE CDO ($46.1 million of which $37.0 million related to discount accretion on debt investments fully repaid, $6.3 million of discount accretion and $2.8 million of contractual interest) and lower interest income on legacy investments ($18.6 million); offset by increased interest income related to the consolidation of the CapLease CDO ($6.3 million) and new investments ($10.6 million).

Rental and Escalation Income

        Rental and escalation income decreased $1.2 million, primarily attributable to the deconsolidation of Midwest Care Holdco TRS I LLC ("Midwest Holdings") ($13.0 million) and the return of a property to the lender ($1.0 million); offset by increases from new REO ($10.2 million) and a net increase in rent and occupancy ($2.7 million).

Commission Income

        Commission income represents income earned by us for selling equity in NorthStar Income through our broker-dealer subsidiary. The increase of $13.4 million is attributable to our increased capital raising velocity in 2012.

Advisory and Other Fee Income

        Advisory and other fee income increased $3.0 million due to increased fees from managing NorthStar Income.

Expenses

Interest Expense

        Interest expense increased $2.3 million, primarily attributable to additional interest expense related to the CapLease CDO ($5.1 million), new borrowings under our CMBS Facility and Loan Facility ($1.0 million), borrowings associated with new REO ($4.9 million) and corporate borrowings ($1.1 million); offset by lower interest expense related to repurchases and principal paydowns of CDO bonds payable and other borrowings ($9.0 million) and the return of a property to the lender ($0.9 million).

Real Estate Properties—Operating Expenses

        Real estate property operating expenses decreased $5.4 million, primarily attributable to lower costs associated with the deconsolidation of Midwest Holdings ($10.8 million) and the return of a property to the lender ($0.8 million); offset by new REO ($6.0 million).

Asset Management Expenses

        Asset management expenses decreased $1.1 million and consisted of costs related to managing our investment portfolio, such as legal and consulting fees for loan modifications and restructurings, and acquisition costs related to new investments.

Commission Expense

        Commission expense represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-listed REIT market. The change corresponds with the increased commission income.

Other Costs, Net

        Other costs, net relate to dead deal costs incurred ($2.4 million) offset by a reversal of previously recorded surety bond costs expensed related to the Washington Mutual Bank, or WaMu, litigation ($2.0 million).

Provision for Loan Losses

        Provision for loan losses decreased $25.3 million. Provision for loan losses for the six months ended June 30, 2012 related to five debt investments which includes $11.6 million for mezzanine loans, $1.2 million for subordinated mortgage interests and $0.6 million for first mortgage debt investments. Provision for loan losses for the six months ended June 30, 2011 related to nine debt investments which includes $28.4 million for mezzanine loans, $9.9 million for subordinated mortgage interests and $0.4 million for first mortgage debt investments.

Provision for Loss on Equity Investment

        Provision for loss on equity investment represents an impairment on our joint venture investment in the NJ Property. Our investment was impaired as a result of an expected recapitalization value.

General and Administrative

        General and administrative expenses decreased $3.7 million primarily related to the following:

        Salaries and equity-based compensation decreased $2.1 million due to decreases related to the 2009 long-term incentive plan ($7.8 million) and the allocation of costs to our advised non-traded REIT ($1.6 million); offset by a net increase in salaries to accommodate our new investment activities ($4.9 million), of which $2.1 million related to our broker-dealer, equity compensation for the 2010 long-term incentive plan ($2.0 million) and the 2011 long-term incentive plan ($0.5 million).

        Other general and administrative expenses decreased $1.6 million primarily due to decreased legal fees for general corporate work and the allocation of costs to our advised non-traded REIT.

Depreciation and Amortization

        Depreciation and amortization expense increased $5.4 million primarily relating to new REO ($6.4 million) offset by a decrease from the return of a property to the lender ($1.0 million).

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) increased $2.9 million, primarily attributable to income from a new investment ($0.3 million) and decreased losses arising from our equity investment in the NJ Property ($2.7 million).

Other Income (Loss)

        Other income (loss) of $20.3 million for the six months ended June 30, 2012 is primarily comprised of a reversal of a loss accrual previously recorded related to the WaMu litigation. Other income (loss) of $10.1 million for the six months ended June 30, 2011 is related to a tax refund received in the CSE CDO in the first quarter 2011.

Unrealized Gain (Loss) on Investments and Other

        Unrealized (loss) on investments and other is primarily related to the non-cash change in fair value adjustments, which represented a net unrealized loss of $168.4 million and $227.9 million for the six months ended June 30, 2012 and 2011, respectively. The remaining amount is the net cash payments for the interest rate swaps of $42.6 million and $55.0 million for the six months ended June 30, 2012 and 2011, respectively.

Realized Gain (Loss) on Investments and Other

        Realized gains of $20.5 million for the six months ended June 30, 2012 consisted primarily of net realized gains from the sale of CRE debt and security investments ($16.3 million), gains from the sale of timeshare units ($11.2 million) and gains from the sale of two land parcels ($3.0 million); offset by losses on the repurchases of CDO bonds ($8.2 million), losses related to certain CRE securities ($0.2 million) and foreign currency translation loss ($1.6 million). Realized gains of $47.6 million for the six months ended June 30, 2011 consisted primarily of net realized gains of on the sale of certain real estate securities, real estate debt investments and net lease investments ($78.7 million) and a foreign currency translation gain ($5.0 million); partially offset by net realized losses on debt repurchases ($26.5 million), losses related to certain CRE securities ($6.7 million) and a loss on an interest rate swap termination ($2.8 million).

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the six months ended June 30, 2012, there was one healthcare property located in Kentucky classified as held for sale. For the six months ended June 30, 2011, the (loss) from discontinued operations principally related to the portfolio of 18 healthcare net lease assisted living facilities in Wisconsin sold in the second quarter 2011 and the leasehold interest in retail space located in New York sold in the first quarter 2011.

Gain (Loss) on Sale from Discontinued Operations

        Gain on sale from discontinued operations for the six months ended June 30, 2012 is related to the sale of an office property in Indiana. Gain on sale from discontinued operations in 2011 primarily relates to the sale of a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin in June 2011 ($9.4 million) and the sale of a leasehold interest in retail space located in New York in March 2011 ($5.0 million).

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

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. As of June 30, 2012, we had $196 million of unrestricted cash. Additionally, we are in the process of obtaining the return of $29 million of cash posted as collateral (including the premiums paid for the surety bond) in connection with the WaMu litigation. We expect this amount to be returned to us in the third quarter of 2012. We are also pursuing enforcement of awarded costs and plan to further seek reimbursement of our legal fees incurred in connection with the litigation.

        The reinvestment period for our last CDO ended in June 2012. During the reinvestment period, we were allowed to reinvest principal proceeds from the underlying collateral into qualifying replacement collateral without having to repay the liabilities. $271 million of our debt investments have their initial maturity date during the remainder of 2012; however, many of these CRE debt investments contain extension options of at least one year. We also expect that a majority of the debt investments having final maturities for the rest of 2012 may have their maturities extended beyond 2012 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital available for refinancings. It is therefore difficult to estimate the amount of proceeds we will recover from the underlying collateral and since we are past the reinvestment period, such amounts will be used to amortize the senior CDO bonds.

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

        We have committed to purchase up to $10 million of shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that its distributions to stockholders exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, we have purchased 212,822 shares for $2 million for the six months ended June 30, 2012 resulting in 466,024 aggregate shares acquired for $4 million since inception. We have also committed to purchase up to $10 million of shares of NorthStar Healthcare's common stock on similar terms to NorthStar Income once the registration statement for NorthStar Healthcare is declared effective which is expected in the near term.

CDO Financing Structures

        The following is a summary of our CDO bonds payable owned as of August 2, 2012 (amounts in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$213,503
AA through BBB	394,417
Below investment grade	191,790	(3)

Total(2)	$799,710

Weighted average original credit rating of repurchased CDO bonds	A+ / A1
Weighted average purchase price of repurchased CDO bonds(3)	36%

(1)
Represents the maximum amount of principal proceeds that could be received.

(2)
Unencumbered CDO bonds are owned by us, of which $650 million were repurchased at a discount to par. The majority of CDO bonds owned are eliminated with the liability of the respective CDO on our consolidated financial statements.

(3)
$42 million was repurchased at a discount and is included in the weighted average purchase price.

        The following is a summary of our CRE debt CDO financing transactions as of June 30, 2012 (amounts in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CSE Jul-10		CapLease Aug-11		Total
Balance sheet as of June 30, 2012(1)
Assets, principal amount	$381,796	$470,522	$965,940	$1,067,565		$170,094		$3,055,917
CDO bonds, principal amount(2)	261,238	362,650	727,702	992,642		150,730		2,494,962

Net assets	$120,558	$107,872	$238,238	$74,923		$19,364		$560,955
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$1,412	$322	$5,109	$8,423		$679		$15,945
Collateral management fees	296	478	1,003	541		88		2,406
Interest coverage cushion(1)	1,574	1,078	6,976	9,902		405
Overcollateralization cushion (shortfall)(1)	54,972	56,641	139,942	70,784		8,788
At offering	19,808	17,412	42,193	(151,595	)(4)	5,987	(5)

(1)
Based on remittance report issued on date nearest to June 30, 2012.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
Interest coverage, or IC, and OC coverage to the most constrained class.

(4)
Based on trustee report as of June 24, 2010, closest to the date of acquisition.

(5)
Based on trustee report as of August 31, 2011, closest to the date of acquisition.

        The following is a summary of our CRE security CDO financing transactions as of June 30, 2012 (amounts in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star II Jul-04	N-Star III Mar-05	N-Star V Sep-05	N-Star VII Jun-06	N-Star IX Feb-07	Total
Balance sheet as of June 30, 2012(1)
Assets, principal amount	$189,181	$197,639	$303,816	$444,267	$454,050	$1,072,576	$2,661,529
CDO bonds, principal amount(2)	177,923	182,531	217,065	322,118	324,335	747,051	1,971,023

Net assets	$11,258	$15,108	$86,751	$122,149	$129,715	$325,525	$690,506
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$—	$—	$—	$—	$—	$2,033	$2,033
Collateral management fees	66	64	117	105	120	742	1,214
Interest coverage cushion (shortfall)(1)	NEG	NEG	1,047	NEG	NEG	2,355
Overcollateralization cushion (shortfall)(1)	NEG	NEG	NEG	NEG	NEG	75,852
At offering	8,687	10,944	13,610	12,940	13,966	24,516

(1)
Based on remittance report issued on date nearest to June 30, 2012.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

        The reinvestment period for our last CDO just ended in June 2012. At the end of the reinvestment period, our ability to maintain the OC and IC tests may be negatively impacted since we will not be able to reinvest principal in these CDOs. If the OC and IC tests are not met with respect to any of our CDOs, periodic cash distributions would be diverted to amortize the senior bonds until the CDO is back in compliance with the tests. In such cases, this could decrease cash available to pay our dividend and affect compliance with REIT requirements.

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

Capital Raise

        In the first quarter 2012, we raised net proceeds of $90 million from the issuance of common equity and $35 million from the issuance of preferred stock. In the second quarter 2012, we raised net proceeds of $109 million from the issuance of common equity, $4 million from the issuance of preferred stock and $72 million from the issuance of exchangeable senior notes. Subsequent to quarter end, we raised additional net proceeds of $70 million from the issuance of preferred stock, $7 million from the issuance of exchangeable senior notes and $8 million from the issuance of common stock in a private offering. Total capital raised year to date is $395 million.

CMBS Facility

        In October 2011, we, through one of our wholly-owned subsidiaries, entered into a master repurchase and securities contract, or the CMBS Facility, with Wells Fargo. The $100 million CMBS Facility finances the acquisition of AAA-rated CMBS and has an initial term of two years with a one-year extension option at our election subject to the satisfaction of certain conditions. During the initial term, the CMBS Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments. Borrowings accrue interest at a per annum pricing rate equal to 1.65%, subject to adjustment. We paid an upfront fee of 0.5% based on the total commitment and will not incur any non-utilization fees.

        In connection with the CMBS Facility, we, together with the Operating Partnership and NRFC Sub-REIT Corp., or Sub-REIT, collectively, the CMBS Guarantors, provided a guaranty agreement under which the CMBS Guarantors guarantee the obligations under the CMBS Facility. The CMBS Facility and related agreement contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.

        As of June 30, 2012, we held $65 million principal amount of CMBS with a weighted average current yield of 3.9% financed with $58 million at a weighted average financing cost over the expected life of 1.9%, resulting in an expected return on invested equity of approximately 20%. There is no assurance we will realize this expected return on equity over the term of these investments. Our actual return on equity could vary significantly from our expectations.

CRE Debt Facility

        In November 2011, we, through one of our wholly-owned subsidiaries, NRFC WF Loan, LLC, or NRFC WF, entered into a master repurchase and securities contract, or Loan Facility, with Wells Fargo. The $100 million Loan Facility is used to finance the origination of CRE first mortgage loans and has an initial term of two years with two one-year extension options at our election subject to the satisfaction of certain conditions. During the initial term, the Loan Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments. Borrowings accrue interest at a range of one-month LIBOR plus 2.25% to 3.00% per annum with advance rates of up to 75%, depending on asset type and characteristics. For the three and six months ended June 30, 2012, we have incurred an immaterial amount of non-utilization fees related to the Loan Facility.

        As of June 30, 2012, we held $117 million principal amount of CRE debt investments financed with $74 million of the Loan Facility, resulting in an expected return on invested equity of approximately 20%. There is no assurance we will realize this expected return on equity over the term of these investments. Our actual return on equity could vary significantly from our expectations.

        The Loan Facility and CMBS Facility contain a liquidity covenant that requires the maintenance of an aggregate of $45 million of unrestricted cash to provide credit support for the borrowings. In addition, the Loan Facility and CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require us to provide additional collateral or make cash payments. As of June 30, 2012, we were not required to post additional collateral or make cash payments to maintain such ratios. In connection with the Loan Facility, we, together with the Operating Partnership, entered into a guaranty agreement, under which we and the Operating Partnership guarantee certain of the obligations under the Loan Facility. Additionally, in connection with the Loan Facility, the Sub-REIT provided a pledge and security agreement over its interests in NRFC WF. The Loan Facility and related agreements contain representations, warranties, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types.

        In addition, we have agreed to guarantee certain obligations under the Loan Facility if we or an affiliate of ours engage in certain customary bad acts.

        We are currently in compliance, in all material respects, with all covenants of our borrowing arrangements.

Cash Flows

Six Months Ended June 30, 2012 Compared to June 30, 2011

        Net cash provided by operating activities was $34 million for the six months ended June 30, 2012 compared to $13 million for the six months ended June 30, 2011. The increase in net cash used was primarily due to the discount and unearned revenue related to certain investments and the payment of certain equity-based compensation in cash.

        Net cash provided by investing activities was $87 million for the six months ended June 30, 2012 compared to $193 million for the six months ended June 30, 2011. The decrease in net cash provided was primarily due to lower proceeds from the sale/repayment of operating real estate and CRE debt investments offset by a net increase in proceeds from the sale/repayment/acquisition of CRE security investments.

        Net cash used in financing activities was $70 million for the six months ended June 30, 2012 compared to $140 million for the six months ended June 30, 2011. The primary outflows of cash for the six months ended June 30, 2012 was $427 million for net repurchase/repayments of CDO bonds, $17 million for net swap activities and $46 million for payment of dividends (common and preferred) offset by $305 million from net new capital and $68 million of net new borrowings. The primary outflows of cash for the six months ended June 30, 2011 was $248 million for net repurchases/repayments of CDO bonds, mortgage notes and term loans, $26 million from the issuance of a surety bond related to the WaMu litigation and $28 million for payment of dividends (common and preferred) offset by $191 million from net new capital.

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

Related Party Transactions

Advisory and Other Fees

        We have agreements with each of our N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The advisory fee related to all of the CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the three months ended June 30, 2012, we earned $4 million in advisory fee income that was eliminated in consolidation.

        We have an agreement with NorthStar Income to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income and we earn fees for our services. For the six months ended June 30, 2012 and 2011, we earned $3.3 million and $0.3 million of fees on these agreements, respectively. Additionally, we incur direct and indirect costs on behalf of NorthStar Income and NorthStar Healthcare which are reimbursed subsequently to us by these managed entities. As of June 30, 2012, we had aggregate unreimbursed costs of $7 million from NorthStar Income and NorthStar Healthcare.

Legacy Fund

        We have two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One loan of $16 million matures in March 2013 and has two one-year extension options. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23 million has a maturity in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. We earned an aggregate $1 million of interest income for the six months ended June 30, 2012 and 2011. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, we lease office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 18, 2015. We have the option to renew the lease for an additional five years.

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

Recent Developments

Dividends

        On August 1, 2012, we declared a dividend of $0.16 per share of common stock. The common stock dividend will be paid on August 17, 2012 to stockholders of record as of the close of business on August 13, 2012. On August 1, 2012, we declared a dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The Series A and Series B preferred dividends will be paid on August 15, 2012, to the stockholders of record as of the close of business on August 13, 2012.

Exchangeable Senior Notes

        On July 6, 2012, the underwriters exercised their over-allotment option resulting in the issuance of an additional $7 million of our 8.875% exchangeable senior notes for net proceeds of $7 million.

Preferred Stock Issuance

        On July 9, 2012, we sold an additional 3,220,000 shares of our 8.25% Series B preferred stock, including the over-allotment option, at a public offering price of $22.60 per share (excluding accrued dividends) resulting in $70 million in net proceeds.

New Transaction

        We completed a $50 million loan investment to a diversified commercial real estate services company (the "Borrower"). This investment provides for a five year term, bears interest at a fixed rate of 14% per annum and includes certain financial covenants. In connection with this investment: (i) the Borrower granted us a four-year option, exercisable for $25 million, to purchase an equity interest in the Borrower; (ii) we and the Borrower have entered into a strategic relationship agreement regarding commercial real estate loan servicing; and (iii) we issued 1.25 million shares of our common stock in a private offering to the Borrower at a price of $6.00 per share, resulting in proceeds to us of $7.5 million.

Credit Facility

        On July 31, 2012, NRFC DOR Loan, LLC ("NRFC DOR"), a wholly-owned subsidiary of ours, entered into a Credit and Security Agreement with Doral Bank (the "Doral Facility"). The Doral Facility provides up to $40 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate.

        Interest rates and advance rates will depend upon asset type and characteristics. The initial maturity date of the Doral Facility is July 30, 2015, with three, one-year extensions at our option, which may be exercised upon the satisfaction of certain customary conditions. During the initial term, the Doral Facility acts as a revolving credit facility that can be paid down as assets payoff and re-drawn upon for new investments.

        In connection with the Doral Facility, the Operating Partnership agreed to guarantee interest payments and the obligations under the Doral Facility if either us or our affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in NRFC DOR as collateral. The Doral Facility and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of the Doral Facility.

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

        Set forth below is a reconciliation of FFO and AFFO to income (loss) from continuing operations before non-controlling interest in our Operating Partnership for three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Funds from Operations:
Income (loss) from continuing operations	$(76,363)	$(47,335)	$(106,898)	$(153,792)
Non-controlling interests(1)	280	(8,267)	540	(8,395)

Net income (loss) before non-controlling interest in Operating Partnership	(76,083)	(55,602)	(106,358)	(162,187)
Adjustments:
Preferred stock dividends	(5,635)	(5,231)	(10,958)	(10,463)
Depreciation and amortization	11,238	11,526	22,158	19,608
Funds from discontinued operations	(40)	(909)	(61)	154
Real estate depreciation and amortization, unconsolidated ventures	207	207	414	439

Funds from Operations	(70,313)	(50,009)	(94,805)	(152,449)

Adjusted Funds from Operations:
Funds from Operations	(70,313)	(50,009)	(94,805)	(152,449)
Straight-line rental income, net	(687)	(1,009)	(1,357)	(1,232)
Straight-line rental income/expense and fair value lease revenue, unconsolidated ventures	234	(31)	468	(52)
Amortization of above/below market leases	(260)	(170)	(518)	(384)
Amortization of equity-based compensation	4,829	2,613	7,158	4,647
Unrealized (gain) loss from fair value adjustments	94,479	104,176	168,342	226,464

Adjusted Funds from Operations	$28,282	$55,570	$79,288	$76,994

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

        Our debt and security investments bear interest at either a floating or fixed rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR and typically reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from these investments. Many of our new loan originations have a LIBOR floor which is in excess of current LIBOR.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse CDO borrowings or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of June 30, 2012, a hypothetical 100 basis point increase in interest rates applied to our variable-rate assets would increase annual interest income by $23 million offset by an increase in interest expense of $26 million on our variable-rate liabilities. A hypothetical 100 basis point decrease in interest rates applied to our variable-rate assets would decrease annual interest income by $23 million offset by an decrease in interest expense of $22 million on our variable-rate liabilities.

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

        Changes in interest rates and credit spreads may also impact our net book value as almost all of our investments in CRE securities are marked-to-market each quarter with changes in fair value reflected in unrealized gains (losses). Generally, as interest rates increase, the value of fixed-rate securities within our CDO financing transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark almost all of our CDO bonds payable and all related interest rate swaps to market which may cause a partial offset to the income and balance sheet impact of marking the CRE securities to market. Additionally, changes in unrealized gains (losses) do not directly affect our operating cash flows or our ability to pay a dividend to stockholders. Changes in fair value of our CRE securities portfolio could impact our ability to realize gains on such securities.

        We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of June 30, 2012, our counterparties do not hold any cash margin as collateral against our swap contracts. As of June 30, 2012, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. During the six months ended June 30, 2012, we recognized $20 million of unrealized gains from derivatives from fair value adjustments.

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

        CMBS investments financed with our CMBS Facility are AAA-rated while most of our other CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt we invest in reflects comparable credit risk. The underlying CRE securities to our CDO note investments are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the CDO note investments and the underlying credit quality of their holdings. Our debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include taking title to the collateral. We describe many of the options available to us in this situation in the "Risk Management" section of this Quarterly Report on Form 10-Q. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our debt amount. To the extent the amount of our debt investments plus all senior debt to our position exceeds the realizable value to our collateral, then we would incur a loss.

        We are subject to the credit risk of the corporate lessee of our net lease properties including the operators of healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant/operator's business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator's core business operations. Where appropriate, we may seek to augment the tenant/operator's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guaranties from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, a portion of our portfolio derives revenues from government sources, notably Medicaid or Medicare. Recently announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.

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

        On April 13, 2012, GECCMC petitioned the Court of Appeal to rehear its decision but that petition was denied. On May 8, 2012, GECCMC petitioned the California Supreme Court to review the decision and that petition was denied on July 11, 2012. We are in the process of obtaining the return of $29 million of cash posted as collateral (including the premiums paid for the surety bond) in connection with a general agreement of indemnity that the Company was required to maintain with an issuer of surety bonds. We are also pursuing enforcement of awarded costs and plan to further seek reimbursement of our legal fees incurred in connection with the litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On August 3, 2012, we issued 1.25 million shares of our common stock to a diversified commercial real estate services company in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. The common stock was sold at a price of $6.00 per share, resulting in proceeds to us of $7.5 million. We intend to use the proceeds to make investments related to our business, repurchase or pay our liabilities and for general corporate purposes.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-11 (File No. 333-114675))

3.2	Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

3.3	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)

3.4	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)

3.5	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.6	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on March 19, 2012)

Exhibit Number	Description of Exhibit
3.7	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share and 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 13, 2012)

3.8	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on July 13, 2012)

4.1	Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-146679))

4.2	Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 22, 2007)

4.3	Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-152545))

4.4	Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on May 28, 2008)

4.5	Registration Rights Agreement relating to the 7.50% Exchangeable Senior Notes due 2031 of NorthStar Realty Finance Limited Partnership dated as of March 9, 2011, (incorporated by reference to Exhibit 4.4 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 9, 2011)

4.6	Indenture dated as of March 9, 2011, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 9, 2011)

4.7	Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 12, 2012)

4.8	Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 12, 2012)

Exhibit Number		Description of Exhibit
10.1		Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2		NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3		Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)

10.4		Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed September 14, 2006)

10.5		Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed February 9, 2007)

10.6		Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed May 29, 2007)

10.7	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed October 5, 2007)

10.8	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed October 5, 2007)

10.9	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Albert Tylis (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed July 27, 2009)

10.10		Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.11	+	NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

Exhibit Number		Description of Exhibit
10.12		Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.13		Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.14		Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.15		Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.16	+	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.17	+	Form of Amended and Restated Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.18	+	Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.19		Master Repurchase and Securities Contract, dated as of October 28, 2011, by and between NRFC WF CMBS, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.20		Guaranty Agreement, made as of October 28, 2011, by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.21		Master Repurchase and Securities Contract, dated as of November 22, 2011, by and between NRFC WF Loan, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.22		Limited Guaranty, made as of November 22, 2011, by NorthStar Realty Finance Corp. and NorthStar Realty Finance Limited Partnership for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit Number		Description of Exhibit
10.23	+	Sixth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, Dated as of March 21, 2012 (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.24		Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.'s Definitive Proxy Statement on Schedule 14A filed April 20, 2012)

10.25		Seventh Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 13, 2012)

10.26	+*	Executive Employment Agreement, dated as of April 18, 2012, between NorthStar Realty Finance Corp. and Ronald J. Lieberman

10.27	*	Omnibus Amendment to Repurchase Documents by and between NRFC WF Loan, LLC, as Seller, and Wells Fargo, National Association, as Buyer, Custodian, Servicer, Guarantor and Pledgor, dated as of April 13, 2012

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Equity (unaudited) as of June 30, 2012 and December 31, 2011; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements (unaudited)

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

NORTHSTAR REALTY FINANCE CORP.
Date: August 7, 2012	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ DEBRA A. HESS Debra A. Hess Chief Financial Officer