Form 10-Q
period 2012-09-30
NORTHSTAR REALTY FINANCE CORP.
filed 2012-11-08
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

        The Company has one class of common stock, par value $0.01 per share, 134,837,497 shares outstanding as of November 7, 2012.

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

  •
  our ability to realize the value of the bonds we have purchased and retained in our CDO financing transactions and other securitization transactions and our ability to complete securitization transactions on terms that are acceptable to us, or at all, including the transaction that was priced on October 26, 2012;

  •
  any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

  •
  credit rating downgrades;

  •
  tenant/operator or borrower defaults or bankruptcy;

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

  •
  the ability to raise capital for the non-traded real estate investment trusts, or REITs, we sponsor;

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

  •
  compliance with the rules governing REITs; and

  •
  performance of our investments relative to our expectations and the impact on our actual return on invested equity.

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

PART I. Financial Information

Item 1.    Financial Statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
VIE Financing Structures
Restricted cash	$243,731	$261,295
Operating real estate, net	340,164	313,227
Real estate securities, available for sale	1,125,875	1,358,282
Real estate debt investments, net	1,513,131	1,631,856
Investments in and advances to unconsolidated ventures	62,831	62,938
Receivables, net of allowance of $1,158 in 2012 and $1,179 in 2011	18,575	22,530
Derivative assets, at fair value	—	61
Deferred costs and intangible assets, net	40,120	47,499
Assets of properties held for sale	1,595	3,198
Other assets	14,063	20,549

	3,360,085	3,721,435

Non-VIE Financing Structures
Cash and cash equivalents	252,427	144,508
Restricted cash	24,996	37,069
Operating real estate, net	768,129	776,222
Real estate securities, available for sale	128,065	115,023
Real estate debt investments, net	316,917	78,726
Investments in and advances to unconsolidated ventures	51,239	33,205
Receivables	15,808	8,958
Receivables, related parties	8,561	5,979
Unbilled rent receivable	13,459	11,891
Derivative assets, at fair value	9,425	5,674
Deferred costs and intangible assets, net	48,095	50,885
Other assets	14,554	16,862

	1,651,675	1,285,002

Total assets	$5,011,760	$5,006,437

Liabilities
VIE Financing Structures
CDO bonds payable (see Note 9)	$2,104,782	$2,273,907
Mortgage notes payable	228,446	228,525
Secured term loan	14,682	14,682
Accounts payable and accrued expenses	15,123	15,754
Escrow deposits payable	75,917	52,660
Derivative liabilities, at fair value	188,412	226,481
Other liabilities	25,540	55,007

	2,652,902	2,867,016

Non-VIE Financing Structures
Mortgage notes payable	552,661	554,732
Credit facilities	150,146	64,259
Exchangeable senior notes	290,256	215,853
Junior subordinated notes, at fair value	182,100	157,168
Accounts payable and accrued expenses	46,375	50,868
Escrow deposits payable	14,973	196
Derivative liabilities, at fair value	—	8,193
Other liabilities	53,693	48,538

	1,290,204	1,099,807

Total liabilities	3,943,106	3,966,823

Commitments and contingencies (see Note 15)
Equity
NorthStar Realty Finance Corp. Stockholders' Equity
Preferred stock, 8.75% Series A, $0.01 par value, $61,675 and $60,000 liquidation preference as of September 30, 2012 and December 31, 2011, respectively	59,453	57,867
Preferred stock, 8.25% Series B, $0.01 par value, $349,975 and $190,000 liquidation preference as of September 30, 2012 and December 31, 2011, respectively	323,769	183,505
Common stock, $0.01 par value, 500,000,000 shares authorized, 134,837,497 and 96,044,383 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,348	960
Additional paid-in capital	1,018,610	809,826
Retained earnings (accumulated deficit)	(326,183)	(8,626)
Accumulated other comprehensive income (loss)	(24,563)	(36,160)

Total NorthStar Realty Finance Corp. stockholders' equity	1,052,434	1,007,372
Non-controlling interests	16,220	32,242

Total equity	1,068,654	1,039,614

Total liabilities and equity	$5,011,760	$5,006,437

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share and Dividends Declared Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net interest income
Interest income	$82,558	$100,682	$243,367	$310,484
Interest expense on debt and securities	12,304	10,715	38,569	32,244

Net interest income on debt and securities	70,254	89,967	204,798	278,240
Other revenues
Rental and escalation income	29,960	26,996	87,619	85,879
Commission income	12,213	3,131	28,291	5,775
Advisory and other fees	1,507	130	4,766	425
Other revenue	366	86	1,996	329

Total other revenues	44,046	30,343	122,672	92,408
Expenses
Other interest expense	23,618	29,160	67,316	75,257
Real estate properties—operating expenses	5,145	3,539	14,834	18,649
Asset management expenses	751	1,302	2,552	4,531
Commission expense	11,070	2,698	25,538	5,117
Other costs, net	—	—	392	—
Provision for loan losses	6,360	9,340	19,737	48,040
Provision for loss on equity investment	—	—	—	4,482
General and administrative
Salaries and equity-based compensation(1)	13,691	11,386	41,764	43,252
Other general and administrative	6,170	7,426	18,671	21,148

Total general and administrative	19,861	18,812	60,435	64,400
Depreciation and amortization	11,735	12,762	36,718	32,370

Total expenses	78,540	77,613	227,522	252,846

Income (loss) from operations	35,760	42,697	99,948	117,802
Equity in earnings (losses) of unconsolidated ventures	421	(604)	(416)	(4,387)
Other income (loss)	—	(11,826)	20,258	(1,688)
Unrealized gain (loss) on investments and other	(202,019)	(68,446)	(413,073)	(351,271)
Realized gain (loss) on investments and other	15,221	14,364	35,768	61,937
Gain from acquisitions	—	81	—	81

Income (loss) from continuing operations	(150,617)	(23,734)	(257,515)	(177,526)
Income (loss) from discontinued operations	(23)	(16)	(88)	(654)
Gain (loss) on sale from discontinued operations	29	2,881	314	17,328

Net income (loss)	(150,611)	(20,869)	(257,289)	(160,852)
Less: net (income) loss allocated to non-controlling interests	7,704	1,743	13,911	1,393
Preferred stock dividends	(6,671)	(5,231)	(17,629)	(15,694)
Contingently redeemable non-controlling interest accretion	—	(196)	—	(5,178)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(149,578)	$(24,553)	$(261,007)	$(180,331)

Net income (loss) per share from continuing operations (basic/diluted)	$(1.11)	$(0.29)	$(2.17)	$(2.26)
Income (loss) per share from discontinued operations (basic/diluted)	—	(0.01)	—	(0.01)
Gain per share on sale of discontinued operations (basic/diluted)	—	0.04	—	0.21

Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(1.11)	$(0.26)	$(2.17)	$(2.06)

Weighted average number of shares of common stock:
Basic	134,272,289	95,957,333	120,491,186	87,105,058

Diluted	140,609,372	100,229,735	126,445,659	91,397,552

Dividends declared per share of common stock	$0.17	$0.125	$0.48	$0.325

(1)
The three months ended September 30, 2012 and 2011 include $2.9 million and $2.2 million, respectively, of equity-based compensation expense. The nine months ended September 30, 2012 and 2011 include $10.0 million and $6.9 million, respectively, of equity-based compensation expense.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(150,611)	$(20,869)	$(257,289)	$(160,852)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(101)	(5,845)	6,589	(5,845)
Reclassification of (gain) loss into earnings	1,845	1,873	5,591	5,618

Total other comprehensive income (loss)	1,744	(3,972)	12,180	(227)
Comprehensive income (loss)	(148,867)	(24,841)	(245,109)	(161,079)
Less: Comprehensive (income) loss attributable to non-controlling interests	7,625	1,912	13,328	1,377

Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(141,242)	$(22,929)	$(231,781)	$(159,702)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock
	Series A		Series B		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders' Equity
							Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	2,400	$57,867	7,600	$183,505	78,105	$781	$723,102	$293,382	$(36,119)	$1,222,518	$55,173	$1,277,691
Net proceeds from offering of common stock	—	—	—	—	17,250	173	69,132	—	—	69,305	—	69,305
Reclassification of equity compensation to liability	—	—	—	—	—	—	—	—	—	—	(2,136)	(2,136)
Non-controlling interest contribution to joint venture	—	—	—	—	—	—	—	—	—	—	144	144
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	(13,202)	(13,202)
Dividend reinvestment and stock purchase plan	—	—	—	—	62	—	264	—	—	264	—	264
Amortization of equity-based compensation	—	—	—	—	—	—	17	—	—	17	11,665	11,682
Contingently redeemable non-controlling interest accretion	—	—	—	—	—	—	—	(5,178)	—	(5,178)	—	(5,178)
Equity component of exchangeable notes	—	—	—	—	—	—	10,971	—	—	10,971	—	10,971
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(41)	(41)	26	(15)
Conversion of LTIP units	—	—	—	—	628	6	6,340	—	—	6,346	(6,346)	—
Dividends on common stock and LTIP Units	—	—	—	—	—	—	—	(38,994)	—	(38,994)	(1,809)	(40,803)
Dividends on preferred stock	—	—	—	—	—	—	—	(20,925)	—	(20,925)	—	(20,925)
Net income (loss)	—	—	—	—	—	—	—	(236,911)	—	(236,911)	(11,273)	(248,184)

Balance at December 31, 2011	2,400	$57,867	7,600	$183,505	96,045	$960	$809,826	$(8,626)	$(36,160)	$1,007,372	$32,242	$1,039,614

Net proceeds from offering of common stock	—	$—	—	$—	38,500	$384	$205,524	$—	$—	$205,908	$—	$205,908
Net proceeds from offering of preferred stock	67	1,586	6,399	140,264	—	—	—	—	—	141,850	—	141,850
Redemptions of non-controlling interests	—	—	—	—	—	—	(2,358)	—	—	(2,358)	2,358	—
Non-controlling interest distributions	—	—	—	—	—	—	—	—	—	—	(7,051)	(7,051)
Dividend reinvestment plan	—	—	—	—	27	1	147	—	—	148	—	148
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	—	—	10,049	10,049
Equity component of exchangeable notes	—	—	—	—	—	—	2,179	—	—	2,179	—	2,179
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	11,597	11,597	583	12,180
Conversion of LTIP units	—	—	—	—	265	3	3,292	—	—	3,295	(3,295)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	—	—	(56,550)	—	(56,550)	(4,755)	(61,305)
Dividends on preferred stock	—	—	—	—	—	—	—	(17,629)	—	(17,629)	—	(17,629)
Net income (loss)	—	—	—	—	—	—	—	(243,378)	—	(243,378)	(13,911)	(257,289)

Balance at September 30, 2012 (unaudited)	2,467	$59,453	13,999	$323,769	134,837	$1,348	$1,018,610	$(326,183)	$(24,563)	$1,052,434	$16,220	$1,068,654

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(257,289)	$(160,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	416	4,387
Depreciation and amortization	36,718	33,162
Amortization of premium/discount on investments	(57,860)	(112,026)
Interest accretion on investments	(1,182)	(7,904)
Amortization of deferred financing costs	2,196	4,153
Equity-based compensation	10,049	6,851
Unrealized (gain) loss on investments and other	351,914	271,741
Realized gain (loss) on investments and other / other income	(36,026)	(61,937)
Gain on sale from of discontinued operations / gain from acquisitions	(314)	(17,409)
Reversal of accrued loss and other costs	(22,041)	—
Distributions from unconsolidated ventures	1,420	513
Amortization of capitalized above/below market leases	(948)	(656)
Unbilled rent receivable	(2,220)	(1,845)
Provision for loss on equity investment	—	4,482
Provision for loan losses	19,737	48,040
Allowance for uncollectable accounts	301	182
Discount and loan fees received	16,632	4,038
Loan acquisition costs	(816)	—
Changes in assets and liabilities:
Restricted cash	(8,344)	(7,001)
Receivables	(1,775)	(531)
Other assets	8,509	15,206
Receivables, related parties	(2,502)	(4,634)
Accounts payable and accrued expenses	(8,055)	(117)
Other liabilities	16,658	21,253

Net cash provided by (used in) operating activities	65,178	39,096
Cash flows from investing activities:
Acquisitions of operating real estate, net	(6,858)	—
Improvements of operating real estate	(3,050)	(2,929)
Deferred costs and intangible assets	(799)	(2,477)
Net proceeds from disposition of operating real estate	8,542	121,860
Acquisitions of real estate securities, available for sale	(89,041)	(239,787)
Proceeds from sales of real estate securities, available for sale	258,748	256,304
Repayments on real estate securities, available for sale	162,364	90,121
Originations/acquisitions of real estate debt investments	(306,258)	(235,880)
Repayments on real estate debt investments	135,941	268,792
Proceeds from sales of real estate debt investments	17,072	108,356
Change in restricted cash	(5,277)	(1,754)
Purchase of equity interest	—	(10,715)
Other receivables	17,349	924
Investment in and advances to unconsolidated ventures	(20,294)	(1,935)
Distributions from unconsolidated ventures	450	835

Net cash provided by (used in) investing activities	168,889	351,715
Cash flows from financing activities:
Purchase of derivative instruments	(8,920)	(8,500)
Settlement of derivative instruments	(11,175)	(27,097)
Collateral held by derivative counterparties	—	23,280
Borrowings from mortgage notes	4,500	20,920
Repayments of mortgage notes	(6,650)	(219,877)
Borrowings under credit facilities	119,775	—
Repayments of credit facilities	(33,888)	—
Proceeds from CDO bonds reissuance	10,360	—
Proceeds from CDO bonds	10,000	56,744
Repayments of CDO bonds	(532,403)	(222,254)
Repurchases of CDO bonds	(72,356)	(74,745)
Repayments of secured term loans	—	(22,199)
Payment of deferred financing costs	(3,727)	(9,973)
Change in restricted cash	59,996	54,244
Proceeds from exchangeable senior notes	82,000	172,500
Repurchases and repayment of exchangeable senior notes	(7,500)	(50,787)
Net proceeds from preferred stock offering	141,850	—
Net proceeds from common stock offering	205,908	69,305
Proceeds from dividend reinvestment and stock purchase plan	148	204
Dividends (common and preferred)	(74,179)	(42,686)
Distributions / repayments to non-controlling interests	(9,887)	(119,508)

Net cash provided by (used in) financing activities	(126,148)	(400,429)
Net increase (decrease) in cash and cash equivalents	107,919	(9,618)
Cash and cash equivalents—beginning of period	144,508	125,439

Cash and cash equivalents—end of period	$252,427	$115,821

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation and Organization

        NorthStar Realty Finance Corp. is a diversified commercial real estate ("CRE") investment and asset management company (the "Company"). The Company is a Maryland corporation and is an internally-managed real estate investment trust ("REIT") formed in October 2003. Substantially all of the Company's assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the "Operating Partnership").

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying unaudited consolidated interim financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission ("SEC").

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

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

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

Operating Real Estate

        Operating real estate is carried at historical cost less accumulated depreciation. The Company follows the purchase method of accounting for acquisitions of operating real estate held for investment, where the purchase price of operating real estate is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles. The Company evaluates whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to a property) ("REO") constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to a property between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.

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

(Unaudited)

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

Operating Real Estate

        Rental and escalation income from operating real estate is derived from leasing of space to various types of corporate tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. Escalation income represents revenue from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

Commission Income

        Commission income represents income earned from selling equity in NorthStar Real Estate Income Trust, Inc. ("NorthStar Income") through the Company's broker-dealer subsidiary. Commission income is accrued on a trade date basis.

Advisory and Other Fees

        Advisory and other fees include fees earned from the management of the Company's non-traded REITs and are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Operating Real Estate

        The Company's real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers United States macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

        Allowances for doubtful accounts for tenant/operator receivables are established based on periodic review of aged receivables resulting from estimated losses due to the inability of tenants/operators to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Other

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of the Company's significant accounting policies.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Variable Interest Entities (Continued)

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Variable Interest Entities (Continued)

        The following table presents the classification and carrying value of assets and liabilities of consolidated VIEs as of September 30, 2012 (dollars in thousands):

	N-Star I	N-Star II	N-Star III	N-Star IV	N-Star V	N-Star VI	N-Star VII	N-Star VIII	N-Star IX	CSE CDO	CapLease CDO	Total
Assets of consolidated VIEs:
Restricted cash	$3,908	$446	$14,469	$20,701	$1,132	$53,105	$1,315	$43,670	$5,602	$95,764	$3,619	$243,731
Operating real estate, net	—	—	—	71,503	—	—	—	264,358	—	4,303	—	340,164
Real estate securities, available for sale	130,558	134,200	114,168	31,630	140,708	36,371	131,662	11,198	341,976	39,518	13,886	1,125,875
Real estate debt investments, net	—	—	10,455	209,059	—	294,887	—	481,697	50,123	346,947	119,963	1,513,131
Investments in and advances to unconsolidated ventures	—	—	—	—	—	2,586	—	60,245	—	—	—	62,831
Receivables, net of allowance	1,108	1,211	1,226	1,197	1,326	872	1,671	2,897	3,532	2,839	696	18,575
Deferred costs and intangible assets, net	—	—	—	2,976	—	83	—	37,061	—	—	—	40,120
Assets of properties held for sale	—	—	—	—	—	—	—	—	—	1,595	—	1,595
Other assets	27	8	39	986	27	68	2,912	2,724	561	6,605	106	14,063

Total assets of consolidated VIEs(1)	135,601	135,865	140,357	338,052	143,193	387,972	137,560	903,850	401,794	497,571	138,270	3,360,085
Liabilities of consolidated VIEs:	—	—	—	—	—	—	—	—	—	—	—
CDO bonds payable	121,294	82,573	72,480	140,060	112,105	201,182	105,888	376,704	241,373	536,570	114,553	2,104,782
Mortgage notes payable	—	—	—	—	—	—	—	228,446	—	—	—	228,446
Secured term loan	—	—	—	—	—	14,682	—	—	—	—	—	14,682
Accounts payable and accrued expenses	792	19	647	1,916	412	405	346	5,287	1,537	2,627	1,135	15,123
Escrow deposits payable	—	—	—	5,582	—	34,437	—	19,942	339	15,265	352	75,917
Derivative liabilities, at fair value	2,036	—	13,374	—	33,927	7,116	46,726	25,131	46,536	13,566	—	188,412
Other liabilities	—	—	—	1,207	—	—	349	19,331	4,636	17	—	25,540

Total liabilities of consolidated VIEs(2)	124,122	82,592	86,501	148,765	146,444	257,822	153,309	674,841	294,421	568,045	116,040	2,652,902

Net	$11,479	$53,273	$53,856	$189,287	$(3,251)	$130,150	$(15,749)	$229,009	$107,373	$(70,474)	$22,230	$707,183

(1)
Assets of each of the consolidated VIEs may only be used to settle obligations of the respective VIE.

(2)
Creditors of each of the consolidated VIEs have no recourse to the general credit of the Company.

        The Company is not contractually required to provide financial support to any of its consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support for the nine months ended September 30, 2012 and 2011.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

        Based on management's analysis, the Company is not the primary beneficiary of VIEs it has identified since it does not have both the: (i) power to direct the activities that most significantly impact the VIE's economic performance; and (ii) obligation to absorb the losses of the VIE or the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Variable Interest Entities (Continued)

right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of September 30, 2012.

Real Estate Debt Investments

        The Company identified two real estate debt investments in the second quarter 2012 to one borrower with a total carrying value of $49.1 million as variable interests in a VIE. The Company has determined that it is not the primary beneficiary of this VIE, and as such, the VIE should not be consolidated in the Company's financial statements. For all other real estate debt investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all real estate debt investments as loans.

Real Estate Securities

        The Company has identified 12 CRE securities with a fair value of $60.6 million as variable interests in VIEs. The Company has determined that it is not the primary beneficiary, and as such, these VIEs are not consolidated in the Company's financial statements.

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

        In March 2011, in connection with existing investments of certain CMBS, the Company became the controlling class of a securitization the Company did not sponsor. The Company determined it was the primary beneficiary due to having ownership in more than 50% of the controlling class and the right to appoint the special servicer, which gave the Company the power to direct the activities that impact the economic performance of the VIE. However, the Company sold a significant portion of this investment, and as such, it was determined the Company was no longer the primary beneficiary. In September 2011, the Company was appointed special servicer for a loan in this securitization. The Company does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        For the nine months ended September 30, 2012, in connection with five existing CMBS investments, the Company became the controlling class of a securitization the Company did not sponsor. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.

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

        The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2012 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments	$—	$49,082	$—	$49,082	$49,082
Real estate securities, available for sale	—	—	60,583	60,583	60,583

Total assets	—	49,082	60,583	109,665	109,665
Junior subordinated notes, at fair value	182,100	—	—	182,100	NA

Total liabilities	182,100	—	—	182,100	NA

Net	$(182,100)	$49,082	$60,583	$(72,435)	NA

(1)
The Company's maximum exposure to loss as of September 30, 2012 would not exceed the carrying value of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

(Unaudited)

4. Fair Value (Continued)

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

        The following tables present the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$796,287	$283,402	$1,079,689
Third-party CDO notes	—	—	68,334	68,334
Unsecured REIT debt	—	71,210	135	71,345
Trust preferred securities	—	—	8,614	8,614
Agency debentures	—	25,958	—	25,958

Subtotal real estate securities, available for sale	—	893,455	360,485	1,253,940
Derivative assets	—	9,425	—	9,425

Total assets	$—	$902,880	$360,485	$1,263,365

Liabilities:
CDO bonds payable(1)	$—	$—	$1,990,229	$1,990,229
Junior subordinated notes	—	—	182,100	182,100
Derivative liabilities	—	188,412	—	188,412

Total liabilities	$—	$188,412	$2,172,329	$2,360,741

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

        The following table presents additional information about the Company's financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2012 and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

December 31, 2011, for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	September 30, 2012			December 31, 2011
	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(1)	$422,607	$2,145,239	$157,168	$492,576	$2,258,805	$191,250
Transfers into Level 3(2)	75,317	—	—	178,098	—	—
Transfers out of Level 3(2)	(97,502)	—	—	(112,601)	—	—
Purchases / borrowings / amortization	49,154	20,498		163,028	65,200	—
Sales	(59,891)	—	—	(123,757)	—	—
Paydowns	(64,979)	(515,972)	—	(50,389)	(325,989)	—
Repurchases	—	(76,655)	—	—	(75,316)	—
Losses:
Realized losses included in earnings	(2,749)	13,923	—	(12,252)	25,521	—
Unrealized losses included in earnings	(30,428)	403,196	24,932	(140,725)	199,665	—
Included in other comprehensive income (loss)	(563)	—	—	(7,676)	—	—
Gains:
Realized gains included in earnings	11,710	—	—	17,495	(35)	—
Unrealized gains included in earnings	51,410	—	—	18,800	(2,612)	(34,082)
Included in other comprehensive income (loss)	6,399	—	—	10	—	—

Ending balance	$360,485	$1,990,229	$182,100	$422,607	$2,145,239	$157,168

Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$15,892	$(248,892)	$(24,932)	$(127,330)	$(119,799)	$34,082

(1)
Reflects the balance as of January 1, 2012 and 2011 for the periods ended September 30, 2012 and December 31, 2011, respectively.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become less observable during the period. Transfers are assumed to occur at the beginning of the year.

        The Company relies on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used. The Company believes such pricing service or broker quotations may be based on market transactions with comparable coupons and credit (such as credit support and delinquency rates). Significant increases (decreases) in any one of the inputs in isolation may result in a significantly different fair value for the financial assets and liabilities utilizing such Level 3 inputs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

        The Company's non-recurring financial measurements include the measurement of provision for loan losses on CRE debt and provision for loss on equity investments in unconsolidated ventures, which are classified as Level 3 of the fair value hierarchy. The provision for loan losses are generally based on a discounted cash flow model of a loan's underlying collateral. The key unobservable inputs used to determine the provision for loan losses for the nine months ended September 30, 2012 included discount rates ranging from 7.0% to 15.5%, with a weighted average discount rate of 9.1% and capitalization rates ranging from 5.0% to 23.0%, with a weighted average capitalization rate of 8.0%. Refer to Note 7 for a further discussion of impairment on the Company's CRE debt and Note 8 for a discussion of impairment on investments in unconsolidated ventures, if any.

Fair Value Option

        The Company has generally elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities; CDO bonds payable; and junior subordinated notes. Given recent market volatility, the Company has observed that the impact of electing the fair value option would result in additional variability to the Company's statement of operations which management believes is not a useful presentation. Therefore, the Company more recently has not elected the fair value option. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument.

        The following table presents the fair value of the Company's financial instruments for which the fair value option was elected as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Assets:
Real estate securities, available for sale:(1)
CMBS	$997,696	$1,199,660
Third-party CDO notes	42,555	40,231
Unsecured REIT debt	71,345	94,298
Trust preferred securities	8,614	19,145
Agency debentures	25,958	23,559

Total assets	$1,146,168	$1,376,893

Liabilities:
CDO bonds payable(2)	$1,990,229	$2,145,239
Junior subordinated notes	182,100	157,168

Total liabilities	$2,172,329	$2,302,407

(1)
September 30, 2012 excludes 23 CRE securities with an aggregate carrying value of $107.8 million for which the fair value option was not elected. December 31, 2011 excludes ten CRE securities with an aggregate carrying value of $96.4 million for which the fair value option was not elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

(2)
September 30, 2012 and December 31, 2011 excludes CapLease CDO bonds payable with a carrying value of $114.6 million and $128.7 million for which the fair value option was not elected, respectively.

        The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of September 30, 2012 (dollars in thousands):

	Fair Value at September 30, 2012	Amount Due Upon Maturity	Difference
CDO bonds payable(1)	$1,990,229	$3,328,794	$(1,338,565)
Junior subordinated notes	182,100	280,117	(98,017)

Total liabilities	$2,172,329	$3,608,911	$(1,436,582)

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

Changes in Fair Value Recorded in the Statements of Operations

        For the three and nine months ended September 30, 2012 and 2011, the Company recognized the following unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Assets:
Real estate securities, available for sale	$24,109	$(201,117)	$49,048	$(93,627)
Liabilities:
CDO bonds payable	(193,721)	162,271	(403,196)	(162,531)
Junior subordinated notes	(20,726)	55,686	(24,932)	39,970

Subtotal(1)	(190,338)	16,840	(379,080)	(216,188)
Derivatives	6,871	(60,712)	27,166	(55,553)

Total	$(183,467)	$(43,872)	$(351,914)	$(271,741)

(1)
Represents financial assets and liabilities for which the fair value option was elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

        The remaining amount of unrealized gains (losses) on investments and other on the Company's consolidated statements of operations relates to net cash payments for interest rate swaps. Refer to Note 14 for a discussion of the Company's derivative instruments.

        The unrealized losses for CDO bonds payable attributable to paydowns at par and repurchases were $35.7 million and $154.3 million for the three and nine months ended September 30, 2012, respectively. The remaining amount relates to the changes in fair value.

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

        The fair value of certain financial assets and liabilities and other financial instruments are presented below as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$2,748,360	$1,253,940	$1,253,940	$3,234,145	$1,473,305	$1,473,305
Real estate debt investments, net	2,450,610	1,830,048	1,748,777	2,354,932	1,710,582	1,609,517
Derivative assets(2)(3)	815,500	9,425	9,425	468,500	5,735	5,735
Financial liabilities:(1)
CDO bonds payable(2)	$3,462,955	$2,104,782	$2,101,812	$4,125,769	$2,273,907	$2,273,253
Mortgage notes payable	781,107	781,107	801,461	783,257	783,257	801,710
Credit facilities	150,146	150,146	150,146	64,259	64,259	64,259
Secured term loan	14,682	14,682	15,376	14,682	14,682	15,443
Exchangeable senior notes	303,165	290,256	339,889	228,665	215,853	221,948
Junior subordinated notes(2)	280,117	182,100	182,100	280,117	157,168	157,168
Derivative liabilities(2)(3)	1,462,145	188,412	188,412	1,836,972	234,674	234,674

(1)
The fair value of other financial instruments not included in this table is estimated to approximate their carrying amounts.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

(3)
Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $63.5 million and $288.8 million as of September 30, 2012 and December 31, 2011, respectively.

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

Mortgage Notes Payable

        For mortgage notes payable, the Company uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs and are classified as Level 2 of the fair value hierarchy.

Credit Facilities

        The Company has amounts outstanding under three term credit facilities all of which bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximated fair value. These fair value measurements are based on observable inputs and are classified as Level 2 of the fair value hierarchy.

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

(Unaudited)

4. Fair Value (Continued)

Exchangeable Senior Notes

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs and are classified as Level 2 of the fair value hierarchy.

        The following table presents the exchangeable senior notes as of September 30, 2012 (dollars in thousands):

	Principal Amount	Carrying Value	Fair Value
11.50% Notes	$35,710	$35,553	$37,710
7.25% Notes	12,955	12,955	13,231
7.50% Notes(1)	172,500	161,939	196,788
8.875% Notes	82,000	79,809	92,160

Total	$303,165	$290,256	$339,889

(1)
As of September 30, 2012, the exchange price was $6.24.

5. Operating Real Estate

Operating Real Estate and REO Held for Investment

        In January 2012, the Company acquired a 71-unit independent living facility located in Lancaster, Ohio for $6.5 million. Contemporaneously, the Company entered into a borrowing agreement for $4.5 million.

        In April 2012, in connection with a debt investment, the Company took title to a student housing property located in Los Angeles, California. The Company's loan had a $25.2 million carrying value at such time, which approximated fair value.

        The Company estimated the fair value of the assets and liabilities for all real estate acquired (including taking title to a property) at the date of acquisition. The final allocation of the purchase price is subject to refinement upon receipt of all information requested related to the properties.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Operating Real Estate (Continued)

        The following table presents the Company's preliminary allocation of purchase price of the assets and liabilities assumed upon acquisition related to 2011 and 2012 acquisitions that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Restricted cash	$2,015
Operating real estate, net	72,499
Deferred costs and intangible assets	666
Other assets	45

Total assets	$75,225

Liabilities:
Mortgage notes payable	$4,500
Accounts payable and accrued expenses	410
Other liabilities	104

Total liabilities	5,014
Total equity	70,211

Total liabilities and equity	$75,225

Other REO

        For the nine months ended September 30, 2012, in connection with a debt investment, the Company acquired other REO by taking title to a retail property located in Park City, Utah and a hotel located in Arlington, Texas. The original loan balance of the retail property was $10.7 million and the initial REO value recorded was $4.0 million. The original loan balance of the hotel property and the initial REO value recorded was $6.1 million. Both initial REO values approximated fair value.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Operating Real Estate (Continued)

Operating Real Estate Sales

        The Company completed the following sales of operating real estate for the nine months ended September 30, 2012 and 2011, respectively (dollars in thousands):

Date	Type	Location	Sales Proceeds	Realized Gain (Loss)
2012
January 2012	Land	Aventura, FL	$5,068	$2,011
June 2012	Land	Florence, AZ	1,356	1,001

			6,424	3,012	(1)
April 2012	Office	Indianapolis, IN	2,118	314	(2)

Total			$8,542	$3,326

2011
March 2011	Retail	New York, NY	$6,889	$4,981
March 2011	Office	Philadelphia, PA	8,280	50
May 2011	Healthcare	Various Wisconsin	99,569	9,416
August 2011	Multifamily	Norcross, GA	7,122	2,881

Total			$121,860	$17,328	(2)

(1)
Included in realized gains (losses) on investments and other.

(2)
Included in gain (loss) from discontinued operations.

        In addition, for the three months ended September 30, 2012, the Company sold nine timeshare units for total sales proceeds of $5.8 million resulting in a realized gain of $4.9 million. For the nine months ended September 30, 2012, the Company sold 31 timeshare units for total sales proceeds of $16.8 million, including seller financing of $0.2 million, resulting in a realized gain of $16.1 million ($2.1 million related to prior gains no longer deferred). For the three and nine months ended September 30, 2011, the Company sold seven timeshare units for total sales proceeds of $0.9 million, including seller financing of $0.1 million, resulting in a realized gain of $0.7 million.

Discontinued Operations

        In January 2012, in connection with a partial interest in a debt investment, the Company took title to a healthcare property located in Lexington, Kentucky. The loan had a zero carrying value at such time. Contemporaneous with taking title, the Company purchased the remaining interest in the loan from a third party for $0.8 million implying a total value of $1.0 million and as a result, the Company recorded $0.3 million in other income (loss) in the consolidated statements of operations. For the nine months ended September 30, 2012, assets held for sale relate to this healthcare property. The remaining asset held for sale is land which is not deemed to be a discontinued operation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Operating Real Estate (Continued)

        The following table presents income (loss) from discontinued operations and related gain (loss) on sale from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenue:
Rental and escalation income	$—		$1,175		$—		$4,909
Other revenue	—		96		—		218

Total revenue	—		1,271		—		5,127

Expenses:
Real estate properties—operating expenses	18		617		77		1,286
Other interest expense	—		—		—		2,177
General and administrative expenses	5		670		5		1,526
Depreciation and amortization	—		—		6		792

Total expenses	23		1,287		88		5,781

Income (loss) from discontinued operations	(23)		(16)		(88)		(654)
Gain (loss) on sale from discontinued operations	29	(1)	2,881	(2)	314	(1)	17,328	(3)

Total income from discontinued operations	$6		$2,865		$226		$16,674

(1)
Relates to the sale of an office property.

(2)
Relates to the sale of a multifamily property.

(3)
Relates to the sale of 18 healthcare assisted living facilities, an office property, a leasehold interest in retail space and a multifamily property.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Real Estate Securities, Available for Sale

        As of September 30, 2012, the Company held the following CRE securities (dollars in thousands):

Asset Type:	Number(1)	Principal Amount	Amortized Cost	Cumulative Unrealized Gain (Loss) on Investments(2)	Fair Value(3)	Allocation by Investment Type(4)	Weighted Average Coupon	Weighted Average Yield(5)
CMBS	526	$2,373,496	$1,674,434	$(594,745)	$1,079,689	86.4%	3.94%	11.26%
Third-party CDO notes	37	225,959	175,216	(106,882)	68,334	8.2%	0.63%	5.20%
Unsecured REIT debt	14	71,180	66,632	4,713	71,345	2.6%	5.61%	2.74%
Trust preferred securities	3	14,725	10,879	(2,265)	8,614	0.5%	2.37%	8.28%
Agency debentures	4	63,000	17,314	8,644	25,958	2.3%	NA	3.63%

Total	584	$2,748,360	$1,944,475	$(690,535)	$1,253,940	100.0%	3.61%	10.34%

(1)
Investments in the same securitization tranche held in separate Company CDOs are reported as separate investments in the table above.

(2)
Includes 23 CRE securities for which the fair value option was not elected, representing $0.9 million of net unrealized losses included in other comprehensive income (loss).

(3)
$1,125.9 million in carrying value served as collateral for the Company's consolidated CDO financing transactions and $45.7 million in carrying value served as collateral under the Company's CMBS Facility (refer to Note 9) as of September 30, 2012. The remainder is either financed under other borrowing arrangements or unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of September 30, 2012.

        The CMBS portfolio as of September 30, 2012 is comprised of 526 investments that are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, the portfolio is typically well-diversified by collateral type and geography. As of September 30, 2012, contractual maturities of the CRE securities portfolio ranged from one month to 44 years, with a weighted average expected maturity of 3.0 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Real Estate Securities, Available for Sale (Continued)

        As of December 31, 2011, the Company held the following CRE securities (dollars in thousands):

Asset Type:	Number(1)	Principal Amount	Amortized Cost	Cumulative Unrealized Gain (Loss) on Investment(2)	Fair Value(3)	Allocation by Investment Type(4)	Weighted Average Coupon	Weighted Average Yield(5)
CMBS	618	$2,767,828	$1,964,843	$(692,107)	$1,272,736	85.6%	4.42%	9.72%
Third-party CDO notes	44	269,081	210,080	(146,513)	63,567	8.3%	0.86%	10.80%
Unsecured REIT debt	22	94,236	88,870	5,428	94,298	2.9%	5.99%	2.75%
Trust preferred securities	5	40,000	35,105	(15,960)	19,145	1.2%	2.47%	10.06%
Agency debentures	4	63,000	16,659	6,900	23,559	2.0%	NA	3.84%

Total	693	$3,234,145	$2,315,557	$(842,252)	$1,473,305	100.0%	4.06%	9.50%

(1)
Investments in the same securitization tranche held in separate Company CDOs are reported as separate investments in the table above.

(2)
Includes ten CRE securities for which the fair value option was not elected, representing $7.5 million of net unrealized losses included in other comprehensive income (loss).

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

        For the three months ended September 30, 2012, proceeds from the sale of CRE securities were $58.5 million, resulting in a net realized gain of $10.1 million. For the three months ended September 30, 2011, proceeds from the sale of CRE securities were $129.8 million, resulting in a net realized loss of $0.6 million. For the nine months ended September 30, 2012, proceeds from the sale of CRE securities were $258.7 million, resulting in a net realized gain of $26.0 million. For the nine months ended September 30, 2011, proceeds from the sale of CRE securities were $256.3 million, resulting in a net realized gain of $23.5 million.

        The Company's CRE securities portfolio includes 23 securities for which the fair value option was not elected. As of September 30, 2012, the aggregate carrying value of these securities was $107.8 million, representing $0.9 million of net unrealized losses included in other comprehensive income (loss). The Company held four securities with an aggregate carrying value of $34.8 million with an unrealized loss of $1.9 million as of September 30, 2012 and all but one of these securities were in an unrealized loss position for a period of less than 12 months. Based on management's quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments

        As of September 30, 2012, the Company held the following CRE debt investments (dollars in thousands):

					Weighted Average
Asset Type:	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)	Floating Rate as % of Principal Amount
First mortgage loans	77	$1,644,207	$1,191,780	67.1%	4.24%	3.25%	6.74%	7.38%	94.1%
Mezzanine loans	18	442,850	343,025	18.1%	8.53%	1.59%	—	4.34%	59.7%
Subordinate mortgage interests	8	131,062	95,691	5.4%	6.40%	3.58%	—	5.40%	77.5%
Credit tenant loans and other notes	51	131,102	124,576	5.3%	6.58%	—	—	7.36%	0.0%
Term loans	4	101,389	74,976	4.1%	11.05%	3.50%	—	12.32%	5.1%

Total/Weighted average	158	$2,450,610	$1,830,048	100.0%	7.61%	3.03%	6.74%	6.81%	78.3%

(1)
$1,513.1 million in carrying value served as collateral for the Company's consolidated CDO financing transactions, $171.4 million in carrying value served as collateral under the Company's credit facilities (refer to Note 9) and the remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $64.4 million. The Company expects that $62.4 million of these commitments will be funded from the Company's CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $2.0 million.

(2)
Includes 11 loans with an aggregate carrying value of $131.3 million on non-accrual status, which were primarily first mortgage loans. Three of these loans are classified as non-performing. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Non-accrual excludes $106.4 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$253.9 million principal amount of the Company's CRE debt investments have a weighted average LIBOR floor of 3.10%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of September 30, 2012, and for debt with a LIBOR floor, using such floor.

        As of December 31, 2011, the Company held the following CRE debt investments (dollars in thousands):

					Weighted Average
Asset Type:	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)	Floating Rate as % of Principal Amount
First mortgage loans	75	$1,552,066	$1,094,957	65.9%	4.77%	3.06%	6.94%	5.23%	92.4%
Mezzanine loans	17	426,709	334,317	18.1%	6.43%	2.21%	—	3.97%	62.6%
Subordinate mortgage interests	9	159,289	96,565	6.8%	6.40%	3.51%	—	4.61%	81.4%
Credit tenant loans and other notes	55	147,426	140,342	6.3%	6.49%	—	—	6.87%	0.0%
Term loans	6	69,442	44,401	2.9%	7.75%	5.00%	—	8.80%	15.4%

Total/Weighted average	162	$2,354,932	$1,710,582	100.0%	6.21%	2.97%	6.94%	5.11%	78.2%

(1)
$1,627.0 million in carrying value served as collateral for the Company's consolidated CDO financing transactions and the remainder is unleveraged.

(2)
Includes ten loans with an aggregate carrying value of $67.8 million on non-accrual status, which were primarily first mortgage loans. Three of these loans are classified as non-performing. Non-accrual excludes $94.5 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

(3)
Based on principal amount.

(4)
$139.8 million principal amount of the Company's CRE debt investments have a weighted average LIBOR floor of 3.79%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2011, and for debt with a LIBOR floor, using such floor.

        For the nine months ended September 30, 2012, the Company originated seven loans and acquired three loans with an aggregate principal amount of $227.4 million (including two interests owned through joint ventures). The weighted average expected return on invested equity of these debt investments is approximately 18%, including the impact of the Company's CMBS financing transaction which priced in October 2012 (refer to Note 18). In addition, the Company opportunistically made two additional loan originations with an aggregate principal amount of $67.0 million with a weighted average expected return on invested equity of approximately 16%. There is no assurance the Company will realize these expected returns on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

        For the three months ended September 30, 2012 and 2011, the Company sold one loan for a realized gain of $0.2 million and three loans for a realized gain of $18.4 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company sold three loans for a realized gain of $0.8 million and eight loans for a realized gain of $71.5 million, respectively.

        Maturities of CRE debt investments based on principal amount as of September 30, 2012 are as follows (dollars in thousands):

	Initial Maturity	Maturity Including Extensions
Delinquent	$22,500	$22,500
October 1 - December 31, 2012	190,302	119,302
Years Ending December 31:
2013	293,063	253,113
2014	678,039	296,423
2015	594,265	574,628
2016	233,829	435,564
Thereafter	438,612	749,080

Total	$2,450,610	$2,450,610

        The aggregate carrying value of delinquent loans due to a maturity default was $2.2 million as of September 30, 2012. The weighted average maturity including extensions of the CRE debt investments is 3.8 years.

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties and the Company may also extend contractual maturities in connection with loan modifications. The contractual amounts differ from the carrying values due to unamortized origination fees and costs, unamortized premiums and discounts and loan loss reserves being reported as part of the carrying value of the investment. As of September 30, 2012, the Company had $447.0 million of unamortized discounts ($378.9 million related to the CSE CDO)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

and $4.9 million of unamortized origination fees and costs. Maturity Including Extensions in the table above assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

        In July 2010, in connection with the acquisition of the equity interests in the CSE CDO, the Company consolidated certain CRE debt investments with deteriorated credit quality. As of September 30, 2012, such debt had an aggregate principal amount of $168.6 million and an aggregate carrying value of $47.0 million, of which $51.8 million of the remaining discount will be accreted. The change in the carrying value for the nine months ended September 30, 2012 was primarily due to payoffs and changes to estimated recoverable amounts.

        The following table presents the status of the Company's loan portfolio (dollars in thousands):

	Carrying Value as of September 30, 2012					Carrying Value as of December 31, 2011
	Number	All Other Loans	Number	Non- Performing Loans	Total(1)	Number	All Other Loans	Number	Non- Performing Loans	Total(1)
Class of Debt:
First mortgage loans	75	$1,198,519	2	$15,034	$1,213,553	73	$1,103,839	2	$12,500	$1,116,339
Mezzanine loans	18	443,062	—	—	443,062	17	426,742	—	—	426,742
Subordinate mortgage interests	7	117,790	1	10,000	127,790	7	116,663	2	38,462	155,125
Credit tenant loans and other notes	51	124,576	—	—	124,576	55	140,342	—	—	140,342
Term loans	4	89,726	—	—	89,726	6	59,818	—	—	59,818

Total real estate debt investments	155	1,973,673	3	25,034	1,998,707	158	1,847,404	4	50,962	1,898,366
Loan loss reserves	12	(147,336)	3	(21,323)	(168,659)	15	(139,001)	3	(48,783)	(187,784)

Total real estate debt investments, net		$1,826,337		$3,711	$1,830,048		$1,708,403		$2,179	$1,710,582

        The Company's maximum exposure to loss related to the non-performing loans as of September 30, 2012 and December 31, 2011 is $3.7 million and $2.2 million, respectively.

Provision for Loan Losses

        For the three and nine months ended September 30, 2012, the Company recorded $6.4 million and $19.7 million of provision for loan losses related to two and six loans, respectively. For the three and nine months ended September 30, 2011, the Company recorded $9.3 million and $48.0 million of provision for loan losses related to three and 11 loans, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

        Activity in loan loss reserves on CRE debt investments for the three and nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$172,034	$181,844	$187,784	$197,200
Provision for loan losses	6,360	9,340	19,737	48,040
Transfers to REO	—	—	—	(20,920)
Sales	—	—	(667)	—
Write-offs	(9,735)	—	(38,195)	(33,136)

Ending balance	$168,659	$191,184	$168,659	$191,184

Credit Quality Monitoring

        The Company's CRE debt investments are typically secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based upon: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity.

        The Company categorizes debt investments for which it expects to receive full payment of contractual principal and interest payments as a "loan with no loan loss reserve." The Company categorizes a debt investment as a non-performing loan ("NPL") if it is in maturity default and/or past due at least 90 days on its contractual debt service payments. The Company considers the remaining debt investments to be of weaker credit quality and categorizes such loans as "other loans with a loan loss reserve/non-accrual status." These loans are not considered a NPL because such loans are performing in accordance with contractual terms but the loans have a loan loss reserve and/or are on non-accrual status. Even if a borrower is currently paying contractual debt service or debt service is not due in accordance with its contractual terms, the Company may still determine that the borrower may not be able to perform under its contractual terms in the future and make full payment upon maturity. The Company's definition of an NPL may differ from that of other companies that track NPLs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table presents the carrying value of the CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

Credit Quality Indicator:	September 30, 2012	December 31, 2011
Loans with no loan loss reserve:
First mortgage loans	$1,113,402	$1,021,841
Mezzanine loans	188,078	155,787
Subordinate mortgage interests	95,691	94,564
Credit tenant loans and other notes	124,576	140,342
Term loans	53,218	17,247

Subtotal	1,574,965	1,429,781
Other loans with a loan loss reserve/non-accrual status:(1)
First mortgage loans	74,667	70,938
Mezzanine loans	154,947	178,530
Subordinate mortgage interests	—	2,000
Term loans	21,758	27,154

Subtotal	251,372	278,622
Non-performing loans:
First mortgage loans	3,711	2,177
Subordinate mortgage interests	—	2

Subtotal	3,711	2,179

Total	$1,830,048	$1,710,582

(1)
Includes five loans with a 100% loan loss reserve representing an aggregate principal amount of $46.0 million for both periods. These loans are not considered NPLs as debt service is currently being received or debt service is not contractually due until maturity.

Impaired Loans

        The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

        As of September 30, 2012 and December 31, 2011, impaired loans are comprised of the following (dollars in thousands):

	September 30, 2012(2)				December 31, 2011(3)
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	9	$146,590	$109,719	$21,773	6	$94,697	$73,116	$21,383
Mezzanine loans	9	265,241	165,193	100,036	9	270,982	178,530	92,424
Subordinate mortgage interests	3	32,100	—	32,100	4	60,562	2,001	58,560
Term loans	1	45,550	21,758	14,750	2	51,613	27,154	15,417

Total	22	$489,481	$296,670	$168,659	21	$477,854	$280,801	$187,784

(1)
Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium/discount and loan loss reserves included in the carrying value of the investment.

(2)
Includes two non-accrual loans (also considered TDRs) with an aggregate carrying value of $23.9 million and five loans considered TDRs with an aggregate carrying value of $41.5 million, all of which do not have loan loss reserves. Excludes one loan acquired with deteriorated credit quality with a carrying value of $14.0 million that is on non-accrual status and does not have a loan loss reserve. These are primarily first mortgage loans.

(3)
Includes three non-accrual loans with an aggregate carrying value of $24.0 million that do not have loan loss reserves. Excludes two loans acquired with deteriorated credit quality with an aggregate carrying value of $18.6 million that are on non-accrual status and do not have loan loss reserves. These are all first mortgage loans.

        The following table presents the Company's average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	September 30, 2012			September 30, 2011
	Number	Average Carrying Value	Three Months Ended Income	Number	Average Carrying Value	Three Months Ended Income
Class of Debt:
First mortgage loans	9	$110,961	$275	5	$69,884	$109
Mezzanine loans	9	166,125	1,894	12	199,085	2,863
Subordinate mortgage interests	3	375	3	4	5,426	184
Term loans	1	21,758	914	2	27,154	1,037

Total/weighted average	22	$299,219	$3,086	23	$301,549	$4,193

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table presents the Company's average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	September 30, 2012			September 30, 2011
	Number	Average Carrying Value	Nine Months Ended Income	Number	Average Carrying Value	Nine Months Ended Income
Class of Debt:
First mortgage loans	9	$100,503	$942	5	$63,993	$180
Mezzanine loans	9	171,942	5,909	12	158,599	8,509
Subordinate mortgage interests	3	7,518	47	4	9,724	521
Term loans	1	24,456	2,721	2	27,154	3,078

Total/weighted average	22	$304,419	$9,619	23	$259,470	$12,288

        As of September 30, 2012, the Company had one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days and one subordinate mortgage interest with a principal amount of $10.0 million past due between 30 and 60 days. As of December 31, 2011, the Company had one subordinated mortgage interest with a principal amount of $10.0 million past due less than 30 days and one first mortgage loan with a principal amount of $12.5 million and one subordinated mortgage interest with a principal amount of $28.5 million past due greater than 90 days. These amounts exclude non-accrual loans discussed in the charts above.

Troubled Debt Restructurings

        The following table presents CRE debt investments that were modified during the three months ended September 30, 2012 and 2011 and considered a TDR (dollars in thousands):

	September 30, 2012						September 30, 2011
	Number	Carrying Value		Original WA Interest Rate	Modified WA Interest Rate		Number	Carrying Value	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	1	$9,996	(1)	3.42%	0.99	%(1)	—	$—	—	—
Mezzanine loans	1	6,345	(2)	2.50%	0.00%	(2)	—	—	—	—
Subordinate mortgage interests	—	—		—	—		1	5,000	3.00%	1.00%

Total/weighted average	2	$16,341		3.06%	0.61%		1	$5,000	3.00%	1.00%

(1)
The loan was modified into a senior and subordinate note with a modified rate of LIBOR plus 2.50% and LIBOR plus 0.25%, respectively.

(2)
The loan was modified into a mezzanine loan and preferred equity interest with a modified rate of LIBOR plus 10% and 7%, respectively, however, interest will be deferred until certain hurdles are met.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table presents CRE debt investments that were modified during the nine months ended September 30, 2012 and 2011 and considered a TDR (dollars in thousands):

	September 30, 2012					September 30, 2011
	Number(1)	Carrying Value		Original WA Interest Rate	Modified WA Interest Rate	Number		Carrying Value		Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	4	$31,410	(1)	2.68%	2.60%	2	(2)	$62,871	(2)	4.93%	0.33%
Mezzanine loans	1	6,345		2.50%	0.00% (3)	2		45,847		2.60%	0.24%
Subordinate mortgage interests	—	—		—	—	1		5,000		3.00%	1.00%

Total/weighted average	5	$37,755		2.65%	2.17%	5		$113,718		3.90%	0.32%

(1)
In the second quarter 2012, the Company took title to a property associated with a loan with a carrying value of $6.1 million that was considered a TDR in the first quarter 2012.

(2)
One loan with a carrying value of $44.7 million experienced an interest payment default prior to modification in 2011.

(3)
The loan was modified into a mezzanine loan and preferred equity interest with a modified rate of LIBOR plus 10% and 7%, respectively, however, interest will be deferred until certain hurdles are met.

        For the nine months ended September 30, 2011, the Company had one CRE debt investment where the Company took title to the property and was considered to be a TDR. The carrying value of such loan at the time of taking title was $13.4 million. This REO is not included in the table above.

        All loans modified in a TDR generally provided interest rate concessions and/or deferral of principal repayments. Any loan modification is intended to maximize the collection of the principal and interest related to such loan.

8. Investment in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method. Capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements. The Company may account for such investments using the cost method if the Company does not maintain significant influence over the unconsolidated entity. All of the below investments are accounted for under the equity method.

Meadowlands

        The Company owns a $109.7 million interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is secured by a retail/entertainment complex located in East Rutherford, New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. As of September 30, 2012 and December 31, 2011, the carrying

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

value of the Company's 22% investment in the NJ Property was $65.2 million and $65.5 million, respectively. For the three months ended September 30, 2012 and 2011, the Company recognized equity in losses of $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized equity in losses of $1.2 million and $8.6 million including a provision for loss on equity investment of $4.5 million in the first quarter 2011.

LandCap Partners

        On October 5, 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall") to form LandCap Partners and LandCap LoanCo. (collectively referred to as "LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of September 30, 2012 and December 31, 2011, the Company's 49% interest in LandCap was $14.1 million and $14.4 million, respectively. As of September 30, 2012 and December 31, 2011, LandCap had investments totaling $32.4 million and $34.0 million, respectively. For the three months ended September 30, 2012 and 2011, the Company recognized equity in earnings of $0.1 million and equity in losses of $0.3 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized equity in losses of $0.6 million and $1.0 million, respectively.

CS Federal Drive, LLC

        In February 2006, the Company, through a joint venture with an institutional investor, CS Federal Drive, LLC ("CS/Federal"), acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, mortgage notes totaling $38.0 million and the remainder in cash. The borrowings mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%, respectively. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment. These costs are amortized over the useful lives of the assets held by the joint venture. As of September 30, 2012 and December 31, 2011, the Company had an investment in CS/Federal of $5.4 million and $5.7 million, respectively. For the three months ended September 30, 2012 and 2011, the Company recognized equity in earnings of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized equity in earnings of $0.6 million and $0.5 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

NorthStar Real Estate Income Trust, Inc.

        The Company sponsors NorthStar Income, a CRE debt-oriented REIT. As of September 30, 2012 and December 31, 2011, the Company had an investment of $6.2 million and $4.0 million, respectively, in NorthStar Income representing an interest of 1.4% and 2.5%, respectively. For the three months ended September 30, 2012 and 2011, the Company recognized $0.1 million and an immaterial amount in equity in earnings, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized $0.2 million and an immaterial amount in equity in earnings, respectively.

NorthStar Real Estate Securities Opportunity Fund

        A subsidiary of the Company, as general partner of NorthStar Real Estate Securities Opportunity Fund ("Securities Fund"), liquidated the Securities Fund in 2011. The Company owned a 34.3% interest in Securities Fund. For the three and nine months ended September 30, 2011, the Company recognized an immaterial amount of equity in losses.

Other

        In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. The Company owns an additional interest in the same loan through the CSE CDO with a carrying value of $11.6 million as of September 30, 2012. As of September 30, 2012, the Company had an investment of $5.5 million in this joint venture. For the three and nine months ended September 30, 2012, the Company recognized $0.1 million and $0.4 million in equity in earnings, respectively.

        In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in Brooklyn, New York. As of September 30, 2012, the Company had an investment of $11.0 million in this joint venture. For the three months ended September 30, 2012, the Company recognized $0.2 million in equity in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings

        The Company's outstanding borrowings as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

				September 30, 2012		December 31, 2011
	Recourse vs. Non-Recourse	Final Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
VIE Financing Structures:
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 2.63%(3)	$128,588	$121,294	$171,178	$154,110
N-Star II	Non-recourse	Jun-39	LIBOR + 1.69%(3)	97,348	82,573	149,438	103,475
N-Star III	Non-recourse	Jun-40	LIBOR + 0.81%(3)	169,521	72,480	274,454	129,537
N-Star IV	Non-recourse	Jul-40	LIBOR + 0.59%(3)	195,643	140,060	232,749	157,862
N-Star V	Non-recourse	Sep-45	LIBOR + 0.69%(3)	276,247	112,105	327,463	126,251
N-Star VI	Non-recourse	Jun-41	LIBOR + 0.50%(3)	262,253	201,182	278,049	184,552
N-Star VII	Non-recourse	Jun-51	LIBOR + 0.38%(3)	263,444	105,888	425,580	180,155
N-Star VIII	Non-recourse	Feb-41	LIBOR + 0.42%(3)	542,452	376,704	583,050	353,684
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%(3)	679,068	241,373	682,980	228,704
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.38%(3)	714,230	536,570	850,235	526,909
CapLease CDO	Non-recourse	Jan-40	4.94%(4)	134,161	114,553	150,593	128,668

Subtotal CDO bonds payable				3,462,955	2,104,782	4,125,769	2,273,907

Mortgage notes payable:(5)
Phoenix, AZ	Non-recourse	May-17	4.25%	211,921	211,921	212,000	212,000
San Antonio, TX(6)	Non-recourse	Jan-19	4.44%	16,525	16,525	16,525	16,525

Subtotal Mortgage notes payable				228,446	228,446	228,525	228,525

Secured term loan:
TALF	Non-recourse	Oct-14	3.64%	14,682	14,682	14,682	14,682

Subtotal Secured term loan				14,682	14,682	14,682	14,682

Total VIE financing structures				3,706,083	2,347,910	4,368,976	2,517,114

Non-VIE Financing Structures:
Mortgage notes payable:(5)
Core net lease
South Portland, ME	Non-recourse	Jun-14	7.34%	4,107	4,107	4,266	4,266
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	3,149	3,149	3,221	3,221
Reading, PA	Non-recourse	Jan-15	5.58%	13,148	13,148	13,366	13,366
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	44,793	44,793	45,416	45,416
Keene, NH	Non-recourse	Feb-16	5.85%	6,392	6,392	6,478	6,478
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,442	16,442	16,635	16,635
Aurora, CO	Non-recourse	Jul-16	6.22%	31,830	31,830	32,159	32,159
DSG Portfolio	Non-recourse	Oct-16	6.17%	32,434	32,434	32,823	32,823
Indianapolis, IN	Non-recourse	Feb-17	6.06%	27,125	27,125	27,416	27,416
Milpitas, CA	Non-recourse	Mar-17	5.95%	20,752	20,752	21,141	21,141
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC	Non-recourse	Apr-17	6.21%	1,914	1,914	2,162	2,162
Salt Lake City, UT	Non-recourse	Sep-17(7)	5.16%	14,287	14,287	14,625	14,625
Columbus, OH	Non-recourse	Dec-17	6.48%	22,726	22,726	22,937	22,937

Subtotal Core net lease				271,799	271,799	275,345	275,345

Healthcare net lease
Hillsboro, OR	Non-recourse	Jan-14	5.94%	31,769	31,769	32,104	32,104
Wakefield Portfolio	Non-recourse	May-15	LIBOR + 5.95%(8)	56,935	56,935	57,589	57,589
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,804	20,804	20,921	20,921
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%(9)	4,466	4,466	—	—
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	155,921	155,921	157,688	157,688
Tuscola/Harrisburg	Non-recourse	Jan-17	7.09%	7,696	7,696	7,781	7,781
East Arlington, TX	Non-recourse	May-17	5.89%	3,271	3,271	3,304	3,304

Subtotal Healthcare net lease				280,862	280,862	279,387	279,387

Subtotal Mortgage notes payable				552,661	552,661	554,732	554,732

Credit facilities:
CMBS Facility	Recourse	Oct-14(10)	1.65%(11)	40,348	40,348	64,259	64,259
Loan Facility 1	Partial Recourse(12)	Nov-15(13)	2.57%(14)	84,948	84,948	—	—
Loan Facility 2	Non-recourse	Jul-18(15)	4.58%(16)	24,850	24,850	—	—

Subtotal Credit facilities				150,146	150,146	64,259	64,259

Exchangeable senior notes:(17)
11.50% Notes	Recourse	Jun-13	11.50%	35,710	35,553	35,710	35,389

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings (Continued)

				September 30, 2012		December 31, 2011
	Recourse vs. Non-Recourse	Final Stated Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
7.25% Notes	Recourse	Jun-27(18)	7.25%	12,955	12,955	20,455	20,396
7.50% Notes	Recourse	Mar-31(19)	7.50%	172,500	161,939	172,500	160,068
8.875% Notes	Recourse	Jun-32(20)	8.875%	82,000	79,809	—	—

Subtotal Exchangeable senior notes				303,165	290,256	228,665	215,853

Junior subordinated notes:(21)
Trust I	Recourse	Mar-35	8.15%	41,240	29,487	41,240	25,569
Trust II	Recourse	Jun-35	7.74%	25,780	18,433	25,780	15,984
Trust III	Recourse	Jan-36	7.81%	41,238	29,485	41,238	25,155
Trust IV	Recourse	Jun-36	7.95%	50,100	35,821	50,100	30,561
Trust V	Recourse	Sep-36	LIBOR + 2.70%	30,100	17,007	30,100	14,749
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	14,558	25,100	12,676
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	17,302	31,459	15,100
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	20,007	35,100	17,374

Subtotal Junior subordinated notes				280,117	182,100	280,117	157,168

Total Non-VIE financing structures				1,286,089	1,175,163	1,127,773	992,012

Grand Total				$4,992,172	$3,523,073	$5,496,749	$3,509,126

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

(7)
Maturity expected to be extended subsequent to quarter end.

(8)
Contractual interest rate is based on three-month LIBOR with a 1.0% LIBOR floor.

(9)
Contractual interest rate is based on one-month LIBOR with a 1.0% LIBOR floor.

(10)
The initial maturity date is October 28, 2013, subject to a one-year extension at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(11)
Contractual interest rate equals a per annum pricing rate of 1.65%, subject to adjustment. The Company paid an upfront fee of 0.5% based on the total commitment and will not incur any non-utilization fees.

(12)
This facility is recourse solely with respect to 25% of "core" assets and 100% of "flex" assets, which may only represent 25% of the total credit facility, as such terms are defined in the governing documents.

(13)
The initial maturity date is November 22, 2013, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(14)
Represents the weighted average contractual interest rate as of September 30, 2012. Contractual interest rate varies based on collateral type and ranges from three-month LIBOR plus 2.25% to 3.00%. The Company has also incurred an immaterial amount of non-utilization fees.

(15)
The initial maturity date is July 30, 2015, with three, one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(16)
Represents the weighted average contractual interest rate as of September 30, 2012. Contractual interest rate varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

(17)
Principal amount differs from carrying value on the consolidated balance sheets due to the equity component of the notes.

(18)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2014.

(19)
The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(20)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2019.

(21)
Junior subordinate notes Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from three-month LIBOR plus 2.50% to 2.90%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings (Continued)

        Scheduled principal on the Company's borrowings, based on final stated maturity, is as follows as of September 30, 2012 (dollars in thousands):

	Total	CDO Bonds Payable	Mortgage Notes Payable	Credit Facilities	Secured Term Loan	Exchangeable Senior Notes(1)	Junior Subordinated Notes
October 1 - December 31, 2012	$2,291	$—	$2,291	$—	$—	$—	$—
2013	45,573	—	9,863	—	—	35,710	—
2014	112,739	—	44,754	40,348	14,682	12,955	—
2015	210,658	—	125,710	84,948	—	—	—
2016	285,111	—	112,611	—	—	172,500	—
Thereafter	4,335,800	3,462,955	485,878	24,850	—	82,000	280,117

Total	$4,992,172	$3,462,955	$781,107	$150,146	$14,682	$303,165	$280,117

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

CMBS Facility

        In October 2011, a subsidiary of the Company entered into a master repurchase and securities contract ("CMBS Facility") of $100.0 million to finance the acquisition of AAA-rated CMBS

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings (Continued)

investments. In connection with the CMBS Facility, the Company, together with the Operating Partnership and NRFC Sub-REIT Corp. ("Sub-REIT") (collectively, the "CMBS Guarantors"), provided a guaranty agreement under which the CMBS Guarantors guarantee the obligations under the CMBS Facility. The CMBS Facility and related agreement contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.

        As of September 30, 2012, the Company held $44.9 million principal amount of CMBS with a weighted average current yield of 3.9%, financed with $40.3 million at a weighted average financing cost over the expected life of 1.8%, resulting in an expected return on invested equity of approximately 19%. There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

Loan Facilities

        In November 2011, a wholly-owned subsidiary of the Company entered into a master repurchase and securities contract ("Loan Facility 1") of $100.0 million to finance the origination of CRE first mortgage loans. In connection with Loan Facility 1, the Company, together with the Operating Partnership, entered into a guaranty agreement, under which the Company and the Operating Partnership guarantee certain of the obligations under Loan Facility 1. Additionally, in connection with Loan Facility 1, the Sub-REIT provided a pledge and security agreement over its interests in the borrowing subsidiary of the Company. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. In addition, the Company has agreed to guarantee certain obligations under Loan Facility 1 if the Company or an affiliate of the Company engage in certain customary bad acts.

        Loan Facility 1 and the CMBS Facility contain liquidity covenants that require maintenance of an aggregate of $45 million of unrestricted cash to provide credit support for the borrowings. In addition, Loan Facility 1 and the CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of September 30, 2012, the Company was not required to post additional collateral or make cash payments to maintain such ratios.

        In July 2012, a wholly-owned subsidiary of the Company, entered into a Credit and Security Agreement (the "Loan Facility 2") of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 2, the Operating Partnership agreed to guarantee interest payments and the obligations under Loan Facility 2 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in in the Company's borrowing subsidiary as collateral. Loan Facility 2 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of Loan Facility 2.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings (Continued)

        As of September 30, 2012, the Company held $179.2 million principal amount of loans financed with $109.8 million on the Company's loan facilities, resulting in an expected return on invested equity of approximately 18%. There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

Summary of Credit Facilities

        During the initial term, all of the credit facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of September 30, 2012, the Company was in compliance with all of its financial covenants.

10. Related Party Transactions

Advisory and Other Fees

        The Company has agreements with each of its N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The fee income related to all of the CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the three and nine months ended September 30, 2012, the Company earned $3.5 million and $11.0 million in fee income, respectively, that was eliminated in consolidation.

        The Company has an agreement with NorthStar Income to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income and earns fees for its services. For the three months ended September 30, 2012 and 2011, the Company earned $1.5 million and $0.1 million of fees on this agreement, respectively. For the nine months ended September 30, 2012 and 2011, the Company earned $4.8 million and $0.4 million, respectively. Additionally, the Company incurs direct and indirect costs on behalf of NorthStar Income and NorthStar Healthcare Income, Inc. ("NorthStar HealthCare") which are reimbursed subsequently to the Company by these managed entities. As of September 30, 2012 and December 31, 2011, the Company had aggregate unreimbursed costs of $8.3 million and $5.8 million, respectively, from NorthStar Income and NorthStar Healthcare. These amounts are recorded as receivables, related parties on the Company's consolidated balance sheets.

Purchase of Non-traded REIT Common Stock

        The Company has committed to purchase up to $10 million of shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that NorthStar Income's distributions to stockholders exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, the Company purchased 254,778 shares for $2.3 million for the nine months ended September 30, 2012 resulting in 507,980 aggregate shares acquired for $4.6 million since inception. The Company has also committed to purchase up to $10 million of shares of NorthStar Healthcare's common stock on similar terms to NorthStar Income. As of September 30, 2012, the Company has not purchased shares of NorthStar Healthcare common stock related to this commitment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Related Party Transactions (Continued)

Legacy Fund

        The Company has two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower. One loan of $15.8 million matures in March 2013 and has two one-year extension options. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23.2 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. The Company earned an aggregate of $0.5 million and $1.6 million of interest income for the three and nine months ended September 30, 2012, respectively. The Company earned an aggregate of $0.5 million and $1.4 million of interest income for the three and nine months ended September 30, 2011, respectively. One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, the Company leases office space in Colorado with an affiliate of Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 31, 2015. The Company has the option to renew the lease for an additional five years.

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

11. Equity-Based Compensation

Omnibus Stock Incentive Plan

        On September 14, 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan and such plan, as amended and restated, was further adopted by the board of directors of the Company on April 18, 2012 and approved by the stockholders on May 24, 2012 (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted shares and other equity-based awards such as OP Units which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers, employees, consultants and advisors of the Company.

        An aggregate of 8,849,766 shares of common stock of the Company are currently reserved under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. 6,122,552 LTIP Units have been issued, of which 1,982,083 LTIP Units remain subject to vesting. LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of grant.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Equity-Based Compensation (Continued)

        The following table presents the status of all of the LTIP Unit grants as of September 30, 2012 and December 31, 2011 (units in thousands):

	September 30, 2012		December 31, 2011
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	4,208	$7.53	4,289	$7.92
Granted	2,306	4.86	631	5.03
Converted to common stock	(266)	11.10	(628)	7.41
Forfeited	(9)	5.38	(84)	10.67

Ending Balance/Weighted Average	6,239	$7.36	4,208	$7.53

(1)
Reflects the balance as of January 1, 2012 and 2011 for the periods ended September 30, 2012 and December 31, 2011, respectively.

(2)
Includes 698,142 LTIP Units issued in connection with the 2004 Long-Term Incentive Bonus Plan of which 581,311 LTIP Units have been converted.

        The Company recognized equity-based compensation expense related to these awards of $1.1 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $4.9 million and $5.4 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the related equity-based compensation expense to be recognized over the remaining vesting period is $8.3 million, provided there are no forfeitures.

Incentive Compensation Plan

        On July 21, 2009, the compensation committee of the board of directors (the "Committee") of the Company approved the material terms of an Incentive Compensation Plan for the Company's executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool is expected to be established each calendar year. The size of the incentive pool will be calculated as the sum of: (a) 1.75% of the Company's "adjusted equity capital;" and (b) 25% of the Company's adjusted funds from operations, as adjusted, above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Equity-Based Compensation (Continued)

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

        The Company issued 3,147,454 RSUs to executive officers in connection with the 2009 Plan, subject to the Company achieving cumulative performance hurdles or target stock prices for the three-year period ended December 31, 2011. The Company determined in 2011 that the performance hurdle established was reached which entitled the recipients to 100% of the RSUs granted. The Company did not have a sufficient amount of common stock or LTIP Units available, as a result 2,609,074 RSUs were settled in cash in February 2012. For the year ended December 31, 2011, the Company recognized cash compensation expense of $13.9 million. The Company recorded a reversal of compensation expense of $0.3 million and compensation expense of $8.3 million for the three and nine months ended September 30, 2011, respectively, related to the total award. 538,380 RSUs will not be settled until December 31, 2012, subject to continued employment of certain executive officers through such date. As a result, the Company recognized compensation expense of $0.1 million and $0.9 million for the three and nine months ended September 30, 2012, respectively.

        The Company issued 2,209,998 RSUs to executive officers in connection with the 2010 Plan, subject to the Company achieving cumulative performance hurdles or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 that it believed it would meet the performance hurdle entitling the recipients to 100% of the RSUs granted, and accordingly recorded a cumulative catch up adjustment of $3.6 million to compensation expense based on the stock price at the grant date. For three months ended September 30, 2012 and 2011, the Company recognized compensation expense of $1.4 million and $0.6 million, respectively. For nine months ended September 30, 2012 and 2011, the Company recognized compensation expense of $4.3 million and $1.4 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Equity-Based Compensation (Continued)

        In February 2012, the Company issued 1,525,797 RSUs to executive officers in connection with the 2011 Plan, subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three and nine months ended September 30, 2012, the Company recognized compensation expense of $0.4 million and $0.9 million, respectively. At the same time, the Company granted 1,525,797 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2015 and 608,426 LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2012.

12. Stockholders' Equity

Common Stock

        On February 27, 2012, the Company completed the sale of 17.25 million shares of its common stock at a public offering price of $5.55 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $90.3 million.

        On May 3, 2012, the Company completed the sale of 20.0 million shares of its common stock at a public offering price of $5.70 per share. The net proceeds to the Company were $108.8 million.

        On August 3, 2012, in connection with a new debt investment, the Company issued 1.25 million shares of its common stock in a private offering to the borrower at a price of $6.00 per share, resulting in net proceeds to the Company of $6.8 million.

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

        On July 9, 2012, the Company sold an additional 3.2 million shares of its Series B Preferred Stock, including the over-allotment option, at a public offering price of $22.95 per share generating $70.0 million in net proceeds excluding accrued dividends.

        On June 12, 2012, the Company and its Operating Partnership entered into an "at-the-market" preferred stock offering program (the "Preferred ATM Program") pursuant to which the Company may issue and sell over time and from time-to-time up to 500,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and up to 2,500,000 shares of its Series B Preferred Stock. Through September 30, 2012, the Company completed the sale of 66,689 shares of its Series A Preferred Stock and 1,578,905 shares of its Series B Preferred Stock for aggregate net proceeds of $36.7 million through the Preferred ATM Program.

Dividend Reinvestment Plan

        In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the "DRP"), pursuant to which it registered with the SEC and reserved for

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Stockholders' Equity (Continued)

issuance 14,279,846 shares of its common stock. Under the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company's common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the nine months ended September 30, 2012, the Company issued 27,266 common shares pursuant to the DRP for gross sales proceeds of $0.1 million.

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

Dividends

        The Company declared the following dividends (on a per share basis) for the nine months ended September 30, 2012:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series A	Series B
February 15, 2012	$0.135	January 30, 2012	$0.54688	$0.51563
May 2, 2012	$0.150	May 2, 2012	$0.54688	$0.51563
August 2, 2012	$0.160	August 2, 2012	$0.54688	$0.51563

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the three and nine months ended September 30, 2012 and 2011 is computed as follows (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(149,578)	$(24,553)	$(261,007)	$(180,331)
Effect of dilutive securities:
Income (loss) allocated to Operating Partnership non-controlling interest	(7,059)	(1,084)	(12,726)	(9,130)

Dilutive net income (loss) available to stockholders	$(156,637)	$(25,637)	$(273,733)	$(189,461)

Denominator:
Weighted average number of shares of common stock	134,272	95,957	120,491	87,105
Effect of dilutive securities(1):
Weighted average OP/LTIP units	6,337	4,273	5,955	4,293

Weighted average dilutive shares	140,609	100,230	126,446	91,398

Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(1.11)	$(0.26)	$(2.17)	$(2.06)

(1)
Excludes the effect of RSUs, convertible debt and warrants outstanding and exercisable of 3,000,000 as of September 30, 2012 and 2011 that were not dilutive for the respective periods. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company's stock price and other factors.

        The EPS calculation takes into account the conversion of LTIP Units into common shares which convert on a one-for-one basis into common shares and share equally in the Company's net income (loss).

13. Non-controlling Interests

Operating Partnership

        Non-controlling interests includes the aggregate limited partnership interests ("OP Units") in the Operating Partnership held by limited partners (the "Unit Holders"). Net income (loss) allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Shares") or OP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Non-controlling Interests (Continued)

treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2012 and December 31, 2011, non-controlling interests related to aggregate limited partnership units of 6,239,383 and 4,207,836 OP Units, respectively, or a 4.4% and 4.2% interest in the Operating Partnership, respectively. Net income (loss) allocated to the Operating Partnership non-controlling interest for the three months ended September 30, 2012 and 2011 was a loss of $7.1 million and $1.1 million, respectively. Net income (loss) allocated to the Operating Partnership non-controlling interest for the nine months ended September 30, 2012 and 2011 was a loss of $12.7 million and $9.1 million, respectively.

Contingently Redeemable Non-controlling Interest

        On July 14, 2011, the Company repaid the $100.0 million preferred membership interest in NRF Healthcare, LLC to Inland American Real Estate Trust, Inc. ("Inland American"), which had a 10.5% distribution rate. Net income (loss) allocated to Inland American's non-controlling interest for the three and nine months ended September 30, 2011 was income of $0.4 million and $5.7 million, respectively.

Other

        In the first quarter 2012, the Company repurchased non-controlling interests representing 16.7% of the equity notes of N-Star CDO I and 85% in certain bonds of N-Star CDO III. Other third-party interests include two assets in the CSE CDO and one REO with a 22.6% non-controlling interest. Net income (loss) allocated to the other non-controlling interests (including Inland American) for the three months ended September 30, 2012 and 2011 was a loss of $0.6 million and $0.7 million, respectively. Net income (loss) allocated to the other non-controlling interests (including Inland American) for the nine months ended September 30, 2012 and 2011 was a loss of $1.2 million and income of $7.7 million, respectively.

        The following table presents net income (loss) attributable to the Company's common stockholders (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from continuing operations	$(149,583)	$(27,159)	$(261,221)	$(196,076)
Income (loss) from discontinued operations	(23)	(14)	(85)	(617)
Gain (loss) on sale from discontinued operations	28	2,620	299	16,362

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(149,578)	$(24,553)	$(261,007)	$(180,331)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        The following tables present the Company's derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR	Range of Maturity
As of September 30, 2012:
Interest rate swaps	35	$1,462,145	$(188,412	)(2)	4.55% - 5.63%	December 2012 - October 2019
Interest rate caps/floors	5	815,500	9,425		1.64% - 7.00%	January 2013 - October 2014

Total	40	$2,277,645	$(178,987)

As of December 31, 2011:
Interest rate swaps	38	$1,836,972	$(234,616)		4.55% - 5.63%	September 2012 - October 2019
Interest rate caps/floors	5	468,500	5,677		1.64% - 7.00%	May 2012 - October 2014

Total	43	$2,305,472	$(228,939)

(1)
Excludes timing swaps with a notional amount of $63.5 million and $288.8 million as of September 30, 2012 and December 31, 2011, respectively.

(2)
An aggregate of $1.5 billion notional amount of interest rate swaps were liabilities at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO's investments exceeded the fair value of the CDO's derivative liabilities, a credit valuation adjustment is not recorded.

        In the first quarter 2012, the Company terminated $35.0 million notional amount of an interest rate swap. In the third quarter 2012, the Company terminated $148.6 million notional amount of an interest rate swap in a N-Star CDO and agreed to a discounted payoff, resulting in a realized gain of $7.9 million related to the transaction.

        In June 2012, the Company purchased an interest rate floor with a $350.0 million notional amount. The remaining change in the notional amount from December 31, 2011 relates to contractual notional amortization and maturities. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2012 and December 31, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the fair value of the Company's derivative instruments, as well as their classification on its consolidated balance sheets, as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate caps/floors, not designated as hedges	Derivative assets	$9,425	$5,735
Interest rate swaps, not designated as hedges	Derivative liabilities	$188,412	$234,674

        The following table presents the effect of the Company's derivative instruments in its consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Operations Location
Non-hedge derivatives		2012	2011	2012	2011
Amount of gain (loss) recognized in earnings:
Adjustments to fair value	Unrealized gain (loss) on investment and other	$6,871	$(60,712)	$27,166	$(55,553)
Swap net cash payment	Unrealized gain (loss) on investment and other	$(18,552)	$(24,574)	$(61,159)	$(79,530)
Amount of gain (loss) reclassified from OCI into earnings	Interest expense	$(1,845)	$(1,873)	$(5,591)	$(5,618)

        The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of September 30, 2012 and 2011.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company's healthcare net lease portfolio generate 12% and 20% of the Company's rental and escalation income for the nine months ended September 30, 2012, respectively, which represents 3% and 5% of total revenue, respectively. The Company believes the remainder of its net lease portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

15. Commitments and Contingencies

WaMu Matter

        In 2009, one of the Company's net lease investments comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and 100% leased to Washington Mutual Bank ("WaMu") was foreclosed on by the lender. The lender subsequently filed a complaint against

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

15. Commitments and Contingencies (Continued)

subsidiaries of the Company in the Superior Court of the State of California, County of Los Angeles. In March 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of the Company's subsidiary, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directed the Superior Court to enter summary judgment in the Company's favor and reverses the award against the Company. Furthermore, the Court of Appeal awarded the Company costs on appeal. As a result of the ruling, in the first quarter 2012 the Company reversed the $20.0 million loss accrual and $2.0 million previously expensed surety bond costs and recorded such reversals in other income (loss) and other costs, net, respectively, in the consolidated statements of operations.

        In August 2012, the Company received $26.0 million of cash posted as collateral in connection with a general agreement of indemnity that the Company was required to maintain with an issuer of surety bonds. In October 2012, the Company received the $3.3 million of premiums paid for the surety bond. The Company plans to seek reimbursement of its legal fees incurred in connection with the litigation.

        The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

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

  •
  The net lease properties business is focused on acquiring commercial real estate located throughout the United States that are typically leased under long-term net leases to corporate tenants and healthcare operators. The core net lease business invests primarily in office, industrial and retail properties. The Company also owns, manages and invests in a portfolio of healthcare properties focused on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in assisted living facilities.

  •
  The asset management and other activities relate to real estate and real estate finance, including managing the N-Star, CSE and CapLease CDOs and sponsoring and advising on a fee basis, non-traded REITs (i.e., NorthStar Income). Management fees earned from CDO financing

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

    transactions are eliminated as a result of the consolidation of the respective CDO. The Company has also filed a registration statement on Form S-11 for NorthStar Healthcare, a non-traded REIT that intends to invest in CRE debt and equity investments focused on the healthcare sector. The SEC declared this registration statement effective in the third quarter 2012.

        The Company primarily generates revenue from net interest income on the CRE debt and security portfolios, rental income from the net lease properties and fee income from the asset management and other related activities. The Company's income is primarily derived through the difference between revenues and the cost at which the Company is able to finance its assets. The Company may also invest in assets that generate attractive returns without any leverage. The following tables present selected results of operations by segment for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

Three months ended September 30, 2012:	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties		Asset Management/ Other	Corporate(2)	Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$34,647	$34,814	$—		$—	$793	$—	$70,254
Other revenues	8,327	—	21,816		17,399	49	(3,545)	44,046
Expenses	21,961	602	18,655	(3)	13,872	26,995	(3,545)	78,540

Income (loss) from operations	21,013	34,212	3,161		3,527	(26,153)	—	35,760
Equity in earnings (losses) of unconsolidated ventures	160	—	194		67	—	—	421
Unrealized gain (loss) on investments and other	(154,255)	(27,038)	—		—	(20,726)	—	(202,019)
Realized gain (loss) on investments and other	364	14,857	—		—	—	—	15,221

Income (loss) from continuing operations	(132,718)	22,031	3,355		3,594	(46,879)	—	(150,617)

Income (loss) from discontinued operations	(23)	—	—		—	—	—	(23)
Gain (loss) on sale from discontinued operations	29	—	—		—	—	—	29

Net income (loss)	$(132,712)	$22,031	$3,355		$3,594	$(46,879)	$—	$(150,611)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

Three months ended September 30, 2011:	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties	Asset Management/ Other	Corporate(2)	Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$44,123	$45,572	$—	$—	$272	$—	$89,967
Other revenues	6,621	—	20,375	7,753	38	(4,444)	30,343
Expenses	25,438	3,156	26,637 (3)	4,889	21,937	(4,444)	77,613

Income (loss) from operations	25,306	42,416	(6,262)	2,864	(21,627)	—	42,697
Equity in earnings (losses) of unconsolidated ventures	(782)	—	183	(5)	—	—	(604)
Other income (loss)	7,715	—	(19,541)	—	—	—	(11,826)
Unrealized gain (loss) on investments and other	53,207	(174,333)	—	—	52,680	—	(68,446)
Realized gain (loss) on investments and other	13,373	991	—	—	—	—	14,364
Gain from acquisitions	81	—	—	—	—		81

Income (loss) from continuing operations	98,900	(130,926)	(25,620)	2,859	31,053	—	(23,734)

Income (loss) from discontinued operations	377	—	(393)	—	—	—	(16)
Gain (loss) on sale from discontinued operations	2,881	—	—	—	—	—	2,881

Net income (loss)	$102,158	$(130,926)	$(26,013)	$2,859	$31,053	$—	$(20,869)

(1)
Includes $3.5 million and $4.4 million of management fees related to the Company's CDO financing transactions for the three months ended September 30, 2012 and 2011, respectively, that are eliminated in consolidation. These amounts are recorded as expense in the real estate debt and real estate securities segments and recorded as revenue in the asset management/other segment.

(2)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(3)
Includes depreciation and amortization of $6.8 million and $7.7 million for the three months ended September 30, 2012 and 2011, respectively.

Nine months ended September 30, 2012:	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties		Asset Management/ Other	Corporate(2)	Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$86,180	$117,218	$—		$—	$1,400	$—	$204,798
Other revenues	26,180	7	63,091		44,333	98	(11,037)	122,672
Expenses	66,600	3,310	56,528	(3)	33,640	78,481	(11,037)	227,522

Income (loss) from operations	45,760	113,915	6,563		10,693	(76,983)	—	99,948
Equity in earnings (losses) of unconsolidated ventures	(1,386)	—	578		392	—	—	(416)
Other income (loss)	258	—	20,000		—	—	—	20,258
Unrealized gain (loss) on investments and other	(185,442)	(202,431)	—		—	(25,200)	—	(413,073)
Realized gain (loss) on investments and other	8,172	27,565	—		—	31	—	35,768

Income (loss) from continuing operations	(132,638)	(60,951)	27,141		11,085	(102,152)	—	(257,515)

Income (loss) from discontinued operations	(88)	—	—		—	—	—	(88)
Gain (loss) on sale from discontinued operations	314	—	—		—	—	—	314

Net income (loss)	$(132,412)	$(60,951)	$27,141		$11,085	$(102,152)	$—	$(257,289)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

Nine months ended September 30, 2011:	Real Estate Debt(1)	Real Estate Securities(1)	Net Lease Properties	Asset Management/ Other	Corporate(2)	Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$149,270	$128,437	$122	$—	$411	$—	$278,240
Other revenues	12,429	104	73,519	19,855	116	(13,615)	92,408
Expenses	89,148	10,687	84,264 (3)	11,395	70,967	(13,615)	252,846

Income (loss) from operations	72,551	117,854	(10,623)	8,460	(70,440)	—	117,802
Equity in earnings (losses) of unconsolidated ventures	(4,905)	—	499	19	—	—	(4,387)
Other income (loss)	17,853	—	(19,541)	—	—	—	(1,688)
Unrealized gain (loss) on investments and other	(117,336)	(266,854)	(18)	—	32,937	—	(351,271)
Realized gain (loss) on investments and other	59,957	6,015	(1,427)	—	(2,608)	—	61,937
Gain from acquisitions	81	—	—	—	—	—	81

Income (loss) from continuing operations	28,201	(142,985)	(31,110)	8,479	(40,111)	—	(177,526)

Income (loss) from discontinued operations	138	—	(792)	—	—	—	(654)
Gain (loss) on sale from discontinued operations	2,930	—	14,398	—	—	—	17,328

Net income (loss)	$31,269	$(142,985)	$(17,504)	$8,479	$(40,111)	$—	$(160,852)

(1)
Includes $11.0 million and $13.6 million of management fees related to the Company's CDO financing transactions for the nine months ended September 30, 2012 and 2011, respectively, that are eliminated in consolidation. These amounts are recorded as expense in the real estate debt and real estate securities segments and recorded as revenue in the asset management/other segment.

(2)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(3)
Includes depreciation and amortization of $20.7 million and $22.6 million for the nine months ended September 30, 2012 and 2011, respectively.

        The following table presents total assets by segment as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Real Estate Debt	Real Estate Securities	Net Lease Properties	Asset Management/ Other	Corporate	Consolidated Total
Total Assets as of September 30, 2012	$2,629,474	$1,257,676	$855,556	$14,957	$254,098	$5,011,760

Total Assets as of December 31, 2011	$2,449,323	$1,520,650	$862,411	$8,583	$165,470	$5,006,437

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table presents non-cash investing and financing activities for the nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Real estate acquisition(1)	$(35,304)	$(247,186)
Assumption of mortgage(1)	—	248,252
Reduction of real estate debt investments(1)	35,304	51,980
Increase of restricted cash(1)	—	(10,666)
Foreclosure of timeshare interest(1)	—	(6,076)
Dividend payable related to RSUs	1,923	—
Redemption of non-controlling interests	2,358	—
Escrow deposit payable related to real estate debt investments	38,034	(5,995)
Equity component of 8.875% Notes	2,179	—
Reclassification of operating real estate to asset held for sale	1,046	9,122
Decrease of restricted cash in connection with swap collateral	(22,037)	—
Discount on debt investment	2,516	—
Servicer advances	(3,589)	606

(1)
Non-cash activity occurred in connection with taking title to a property.

18. Subsequent Events

Dividends

        On November 1, 2012, the Company declared a dividend of $0.17 per share of common stock. The common stock dividend will be paid on November 16, 2012 to stockholders of record as of the close of business on November 12, 2012. On November 1, 2012, the Company declared a dividend of $0.54688 per share of Series A Preferred Stock and $0.51563 per share of Series B Preferred Stock. The preferred stock dividends will be paid on November 15, 2012, to stockholders of record as of the close of business on November 12, 2012.

Preferred Stock Issuance

        In October 2012, the Company completed the sale of 5.0 million shares of its new 8.875% Series C Cumulative Redeemable Preferred Stock for net proceeds of $121.0 million. The preferred stock is currently redeemable by the Company at a redemption price of $25.00 per share.

NorthStar CMBS Financing Transaction

        On October 26, 2012, the Company priced a $351 million CMBS financing transaction collateralized by CRE debt investments originated by the Company and on behalf of NorthStar Income that is expected to be closed in November 2012. A total of $228 million of bonds will be issued, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. The Company will contribute five real estate debt investments with a $152 million aggregate principal

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18. Subsequent Events (Continued)

amount and retain an equity interest of $54 million. The Company expects to generate an approximate 20% yield on its invested equity, inclusive of fees and estimated transaction expenses. There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations. The Company plans to use the proceeds to repay $95 million of borrowings on its credit facilities.

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

Introduction

        NorthStar Realty Finance Corp. is a diversified commercial real estate, or CRE, investment and asset management company. We are an internally-managed real estate investment trust, or REIT, and were formed in October 2003. We conduct substantially all of our operations and make our investments through NorthStar Realty Finance Limited Partnership, or our Operating Partnership, including its subsidiaries. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests. We directly underwrote and originated approximately 74% of the debt investments in our current portfolio (excluding debt originally owned in the CSE RE 2006-A CDO, or CSE CDO, and CapLease 2005-1 CDO, or CapLease CDO, that we consolidate as a result of acquiring the equity interests in 2010 and 2011, respectively, see also "—Sources of Operating Revenues and Cash Flows"). Our CRE debt portfolio represents approximately 39.1% of our assets under management as of September 30, 2012.

  •
  Commercial Real Estate Securities—Our CRE securities business is focused on investing in and managing a wide range of CRE securities, including commercial mortgage backed securities, or CMBS, unsecured REIT debt and collateralized debt obligation, or CDO, notes backed primarily by CRE securities and CRE debt. Our CRE securities portfolio represents approximately 38.7% of our assets under management as of September 30, 2012.

  •
  Net Lease Properties—Our net lease properties business is focused on acquiring commercial real estate located throughout the United States that are typically leased under net leases to corporate tenants and healthcare operators. Our core net lease business invests primarily in office, industrial and retail properties. We also own, manage and invest in a portfolio of healthcare properties focused on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in assisted living facilities. Our net lease properties portfolio represents approximately 13.6% of our assets under management as of September 30, 2012.

  •
  Asset Management and Other—Our asset management and other activities relate to real estate and real estate finance, including managing our CDO financing transactions on a fee basis and sponsoring and advising on a fee basis, non-traded REITs, or Sponsored REITs (i.e., NorthStar Real Estate Income Trust, Inc., or NorthStar Income, and NorthStar Healthcare Income, Inc., or NorthStar Healthcare). Our asset management segment represents approximately 8.6% of our assets under management as of September 30, 2012.

        We believe that these businesses are complementary to each other due to their overlapping sources of investment opportunities, common reliance on real estate fundamentals and ability to utilize secured borrowings to finance assets and enhance returns. We seek to match fund our CRE debt and security investments primarily by issuing term financing and other forms of secured term financing.

        Liquidity and access to capital returned to the commercial real estate finance markets in the first quarter of 2012. During the nine months ended September 30, 2012, we raised net proceeds of $206 million from the issuance of common equity, $142 million from the issuance of preferred stock (including pursuant to our at-the-market equity offering program) and $79 million from the issuance of exchangeable senior notes. Subsequent to quarter end, we raised an additional $121 million from the issuance of preferred stock. Total capital raised year to date is $548 million.

        Our financing strategy focuses on match funding our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our legacy CRE debt and security portfolios are predominantly financed through long-term, non-recourse CDOs. Our net lease properties are predominantly financed with non-recourse mortgage notes. Given the nature of our current financing arrangements, we expect to maintain our borrowing at or near our current levels for our existing investments. Borrowing levels may change for new investments depending upon the nature of the assets and the related financing.

        In terms of new investment-level financing, we pursue a variety of financing arrangements such as credit facilities, securitized arrangements and other term borrowings. The amount of our borrowings will depend upon the nature and credit quality of our assets, the structure of our financings and where possible, we will seek to limit our reliance on recourse borrowings. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance new investments. The credit facilities provide up to an aggregate of $140 million to finance loan originations and $100 million to make investments in CMBS. In October 2012, we priced a CMBS financing transaction, or the NorthStar CMBS Financing Transaction, that provides long-term, non-recourse, non-mark-to-market financing for the debt investments we will contribute to the transaction. The debt investments that will be contributed to the NorthStar CMBS Financing Transaction are currently financed on our credit facilities.

        We are also focused on raising capital in alternate channels. Beginning in the second half of 2011, we started to see capital raising velocity increase in NorthStar Income. Total capital raised for the nine months ended September 30, 2012 was $297 million, with $452 million raised from inception through September 30, 2012. NorthStar Realty Securities, LLC, or NorthStar Realty Securities, our wholly-owned broker-dealer subsidiary, has executed selling agreements with broker-dealers covering more than 60,000 registered representatives as of September 30, 2012. Additionally, NorthStar Healthcare's registration statement on Form S-11 was declared effective by the Securities and Exchange Commission, or SEC, in the third quarter 2012 and subsequently retained NorthStar Realty Securities to serve as its dealer manager.

Our Investments

        The following describes the major CRE asset classes in which we invest and continue to actively manage to maximize stockholder value and to preserve our capital. The following table presents our assets under management as of September 30, 2012 based on principal amount of CRE debt and security investments and the cost basis of net lease properties (dollars in thousands):

	Amount	Percentage
CRE Debt
First mortgage loans	$1,644,207	23.2%
Mezzanine loans	442,850	6.2%
Credit tenant and other loans	232,491	3.3%
Subordinate mortgage interests	131,062	1.8%
Other(1)	324,012	4.6%

Total CRE debt	2,774,622	39.1%
CRE Securities
CMBS	2,373,496	33.4%
Third-party CDO notes	225,959	3.2%
Other securities	148,905	2.1%

Total CRE securities	2,748,360	38.7%
Net Lease
Core net lease	404,532	5.7%
Healthcare net lease	562,476	7.9%

Total net lease	967,008	13.6%
Subtotal NorthStar	6,489,990	91.4%

Sponsored REIT
NorthStar Income(2)	607,971	8.6%

Grand total	$7,097,961	100.0%

(1)
Relates to real estate owned (either directly or through a joint venture) as a result of taking title to a property through foreclosure, deed in lieu or otherwise ("taking title to a property"), presented at the principal amount of such loan at time of taking title.

(2)
Based on consolidated total assets.

Commercial Real Estate Debt

Our Portfolio

        As of September 30, 2012, $2.8 billion, or 39.1%, of our assets under management were invested in CRE debt, which includes $0.3 million principal amount of loans related to certain investments accounted for as joint ventures and real estate owned. As of September 30, 2012, our $2.5 billion CRE debt portfolio consisted of 158 investments with an average investment size of $16 million.

        The portfolio's diversity across property type and geographic location is summarized as follows, based on outstanding principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Commercial Real Estate Securities

Our Portfolio

        As of September 30, 2012, $2.7 billion, or 38.7%, of our assets under management were invested in a portfolio of CRE securities. Our CRE securities portfolio consisted of 584 investments with an average investment size of $5 million. CMBS represents $2.4 billion, or 86.4%, of our CRE securities portfolio. The CMBS portfolio had an average credit rating of CCC+/Caa1. The following summarizes our CRE securities by type and CMBS by vintage, based on outstanding principal amount:

Securities by Type	CMBS by Vintage(1)

(1)
2006 and 2007 vintages were purchased at a weighted average discount of approximately 58%.

Net Lease Properties

Core Net Lease Properties

        As of September 30, 2012, $405 million, or 5.7%, of our total assets under management were invested in our 24 core net lease properties, consisting of a portfolio of office, retail and industrial facilities totaling 3.2 million square feet. As of September 30, 2012, our core net lease properties had a weighted average remaining lease term of 5.9 years and were 96% leased.

        The following summarizes our core net lease portfolio's diversity across property type and geographic location as of September 30, 2012, based on purchase price, or cost.

Core Net Lease by Property Type	Core Net Lease by Geographic Location

Healthcare Net Lease Properties

        As of September 30, 2012, $562 million, or 7.9%, of our assets under management were invested in our healthcare net lease properties, with a focus on the senior housing sector which includes assisted living, skilled nursing and independent living facilities. Our portfolio was comprised of 42 assisted living facilities (ALF), 31 skilled nursing facilities (SNF), three life science buildings (LSB), six independent living facilities (ILF) and one medical office building (MOB). As of September 30, 2012, 100% of our net lease healthcare portfolio was leased to third-party operators with weighted average lease coverage of 1.3x and a 7.2 year weighted average remaining lease term.

        The following summarizes our healthcare portfolio by property type and geographic location as of September 30, 2012, based on purchase price:

Healthcare Net Lease by Property Type	Healthcare Net Lease by Property Type

Asset Management and Other

        Our asset management and other activities are focused on:

  •
  Managing CDO financing transactions on a fee basis.

    We manage eleven CDOs representing $5.5 billion of assets based on principal amount, nine of which were sponsored by us, or the N-Star CDOs. In addition, we acquired the equity interests of two CDOs that have been integrated into our platform, the CSE CDO and the CapLease CDO, which we herein collectively refer to as our acquired CDOs. In the case of the CSE CDO, we were delegated the collateral management and special servicing rights and for the CapLease CDO, we acquired the collateral management rights. Five of the CDOs are primarily collateralized by CRE debt and six are primarily collateralized by CRE securities.

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

    In addition, NorthStar Realty Securities distributes equity for our Sponsored REITs. NorthStar Realty Securities is currently raising equity capital for NorthStar Income and will raise equity capital for NorthStar Healthcare. In addition, we expect that NorthStar Realty Securities will assist us in the future in accessing diverse sources of capital for other companies that may be sponsored and managed by us.

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

        As of November 2, 2012, the principal proceeds we could receive from CDO bonds we owned was $805 million, of which $655 million was repurchased at an average price of 37% in the secondary market and had a weighted average original credit rating of A+/A1. Because our CDO financing transactions are consolidated under U.S. GAAP, these CDO bonds are generally not presented as an investment but rather are eliminated in our consolidated financial statements. We will generate cash flows in future periods through the interest payable on these bonds, as well as realizing (in cash) the discount as the bonds repay. If realized, this $416 million discount will generally not be reported as a gain and the interest will not be recorded as income under U.S. GAAP.

Sources of Operating Revenues and Cash Flows

        We primarily generate revenues from net interest income on our CRE debt and security portfolios, rental income from the net lease properties and fee income from the asset management and other related activities. Our income is primarily derived through the difference between revenues and the cost at which we are able to finance our assets. We may also acquire investments which generate attractive returns without any leverage.

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

Outlook and Recent Trends

        In the first half of 2011, liquidity began to return to the commercial real estate finance markets and capital started to become available to the stronger sponsors. Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30 billion in non-agency CMBS issuance that were completed in 2011. Credit started to contract in mid-2011 as the European debt woes began to unfold resulting in severe market volatility.

        Global financial markets continue to be strained in 2012 and we expect that the commercial real estate finance markets will continue to be volatile in the near term due to anemic United States economic growth, continued high levels of unemployment and global market instability, along with the risk of maturing CRE debt that will have difficulties being refinanced. There was a coordinated effort to stimulate growth by several of the world's largest central banks through massive injections of stimulus in the financial markets in September 2012 which will also have the likely impact of keeping interest rates low for the near and intermediate term.

        It is currently estimated that $1.3 trillion of CRE debt will mature in the next three years and $2.1 trillion will mature through 2017. While there is increased demand among lenders to provide such financing, we still anticipate that many of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. The capital markets are opening up as evidenced by our recent NorthStar CMBS Financing Transaction. Refer to "Financing Strategy" for additional details. The recent stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Through September 30, 2012, there has been $31 billion in non-agency CMBS issuance. We expect the second half of 2012 to be better than the first half. Originally $35 billion of total non-agency CMBS issuance was projected for 2012 and now many industry experts are predicting that to be $40 to $45 billion.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. As a result, cash flows and values associated with properties serving as collateral for our loans are generally weaker than expected when we originated the loans. Despite the difficult United States and global economic conditions, investor interest has been returning to commercial real estate especially in urban areas having high concentrations of institutional quality real estate and especially in certain asset types such as apartments. The degree to which commercial real estate values improve or erode in 2012 in the markets in which our real estate collateral is located, will impact the performance of our asset base and the related level of loan losses.

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

        Many of our legacy CRE debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of September 30, 2012 was 0.21%, well below its 0.99% average over the past five years. Lower LIBOR means lower debt service costs for our borrowers. This dynamic has partially offset decreasing cash flows caused by the challenging economic conditions and may also result in extending the life of interest reserves for those debt investments that require interest reserves to service debt. However, many of our new CRE loan originations have a LIBOR floor that is in excess of current LIBOR. The degree in which rates will remain low is driven in a significant part by the actions of the Federal Reserve. Our current expectation is that rates will remain low into 2014.

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

        Our net lease properties are also adversely impacted by a weaker economy. Corporate space needs contracted resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Poor economic conditions may negatively impact the creditworthiness of our tenants/operators, which could result in their inability to meet the terms of their leases. Further, our healthcare net lease portfolio is also subject to impact from regulatory changes which are also impacted by a weak economy, such as changes to the Medicaid and Medicare programs that could negatively affect property values. Although we cannot make assurances that our cash flow will not be impacted by changes to these programs, a majority of our assets do not derive revenues from these government programs and we believe assets dependent on these programs have adequate lease coverage to support the rent of our operators.

Our Strategy

        Our primary business objectives are to make commercial real estate-related investments in order to produce attractive risk-adjusted returns and engage in asset management activity in order to generate stable cash flows for distribution to our stockholders and build long-term franchise value. When we observed deteriorating market conditions, we responded by decreasing investment activity and preserving capital. At the same time, we focused on raising capital in alternative channels, such as the non-traded REIT market.

        We currently anticipate that most of our investment activity and uses of available unrestricted cash liquidity will be focused on our businesses of originating new loans and investing in securities, as well as opportunistic investments, including discounted repurchases of our previously-issued CDO bonds and other opportunistic real estate-related investments that we believe will be beneficial to us. Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of this growth. As a result, we also remain focused on the growth of our asset management business and in particular, our Sponsored REITs.

        As liquidity was becoming more available and commercial real estate fundamentals were beginning to stabilize in 2011 and 2012, we took advantage of this dynamic in terms of both capital raising and investment activity. We raised $232 million of capital in the first half of 2011 and $548 million of capital in 2012 through October 2012. In addition, we entered into two $100 million term credit facilities in the fourth quarter 2011 to finance the origination of CRE first mortgage loans and the purchase of AAA-rated CMBS investments. In July 2012, we entered into an additional credit facility that provides up to $40 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In October 2012, we priced the NorthStar CMBS Financing Transaction to permanently finance debt investments on a non-recourse, non-mark to market basis that had previously been financed on our credit facilities.

        Throughout 2012, we have been actively investing across our businesses. Year to date through November 2, 2012, we originated seven loans and acquired three loans with an aggregate principal amount of $227 million (including two interests owned through joint ventures). The weighted average expected return on invested equity of these debt investments is approximately 18%, including the impact of the NorthStar CMBS Financing Transaction. Also, as the advisor of NorthStar Income, we originated eleven loans with a principal amount of $308 million during the same period. The principal proceeds we could receive from CDO bonds acquired through November 2, 2012 is $326 million, which were purchased for $159 million and have an expected yield-to-maturity of over 20%. We invested $93 million of equity in other real estate-related investments with an expected return on invested equity of approximately 16%. There is no assurance we will realize these expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

        We believe the supply/demand imbalance driven by the large amount of maturing CRE loans creates an opportunity for us. Even with some increased demand to provide financing by lenders, demand for capital is allowing investors with capital, such as us, to make investments with attractive risk/return profiles compared to historical levels.

Financing Strategy

        We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our IPO in 2004, we have completed preferred and common equity offerings raising approximately $1.4 billion of aggregate net proceeds including raising $206 million from the issuance of common equity and $142 million from the issuance of preferred equity through the nine months ended September 30, 2012. We have also raised $286 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term (at the time of issuance) and relatively few covenants. In addition, we have raised over $500 million of unsecured exchangeable senior notes, of which $303 million was outstanding as of September 30, 2012.

        We use asset-level financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. We seek access to diverse sources of short and long-term financing to enable us to prudently leverage our assets and deliver attractive risk-adjusted returns to our stockholders.

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

CDO financings provided low-cost borrowing because the majority of the liabilities we issued were the most senior bond classes which were rated "AAA/Aaa" by the rating agencies, and, therefore, had the lowest cost of funds. Refer to the "Liquidity and Capital Resources" section for additional details regarding our CDO financing transactions.

        We actively seek financing for our businesses of originating loans, acquiring CRE securities and making opportunistic investments. In late 2011, we began using secured term credit facilities to partially finance new investments. These credit facilities provide for an aggregate of $140 million to finance first mortgage loans and senior loan participations secured by commercial real estate and $100 million to finance the acquisition of AAA-rated CMBS. As of September 30, 2012, we had $110 million outstanding under our loan credit facilities and $40 million outstanding under our CMBS facility. In October 2012, we priced the NorthStar CMBS Financing Transaction to permanently finance debt investments that are currently financed on our credit facilities.

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

Risk Management

        Credit risk management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income. We use many methods to actively manage our asset base to preserve our income and capital. For CRE debt and net lease assets, frequent dialogue with borrowers/tenants/operators and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. For our healthcare net lease assets, we also consider the impact of regulatory changes on operator performance and property values. Many of our debt investments also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral property. We also may negotiate a modification to debt terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. When we make a concession, generally through a reduction of an interest rate, we may seek to obtain additional collateral, fees and/or upside participation in any value creation of the property in return for the modification, although in a challenging real estate market obtaining additional collateral from struggling borrowers is difficult. As part of our risk management process, we evaluate the best alternatives for our loans which in some cases, may result in us issuing default notices and beginning proceedings to take title to a property when the borrower is not complying with the debt terms where we believe taking control of the collateral as REO is the best course of action to protect our capital.

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

        We generally required the borrowers, at the time of origination and/or as required by property performance during the loan term, to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also generally required the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise an extension option under the loan as some of the borrowers had a recourse obligation to do so. Despite low interest rates and improving real estate fundamentals, we expect that in the future some of our borrowers related to our legacy debt investments may still have difficulty servicing our debt.

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

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to the provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Operating Real Estate

        Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, management considers United States macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

        Allowances for doubtful accounts for tenant/operator receivables are established based on periodic review of aged receivables resulting from estimated losses due to the inability of tenants/operators to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Other

        Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board, or the FASB, issued an accounting update to amend existing guidance concerning fair value measurements and disclosures. The update is intended to achieve common fair value measurements and disclosure requirements under U.S. GAAP and International Financial Reporting Standards and is effective for the first interim or annual period beginning after December 15, 2011. We adopted this accounting update in the first quarter 2012 and the required disclosures have been incorporated into Note 4 of our consolidated financial statements. The adoption did not have a material impact on our consolidated financial statements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 to September 30, 2011 (dollars in thousands):

	Three Months Ended September 30,		Increase (decrease)
	2012	2011	Amount	%
Net interest income
Interest income	$82,558	$100,682	$(18,124)	(18.0)%
Interest expense on debt and securities	12,304	10,715	1,589	14.8%

Net interest income on debt and securities	70,254	89,967	(19,713)	(21.9)%
Other revenues
Rental and escalation income	29,960	26,996	2,964	11.0%
Commission income	12,213	3,131	9,082	290.1%
Advisory and other fees	1,507	130	1,377	1,059.2%
Other revenue	366	86	280	325.6%

Total other revenues	44,046	30,343	13,703	45.2%
Expenses
Other interest expense	23,618	29,160	(5,542)	(19.0)%
Real estate properties—operating expenses	5,145	3,539	1,606	45.4%
Asset management expenses	751	1,302	(551)	(42.3)%
Commission expense	11,070	2,698	8,372	310.3%
Provision for loan losses	6,360	9,340	(2,980)	(31.9)%
General and administrative
Salaries and equity-based compensation	13,691	11,386	2,305	20.2%
Other general and administrative	6,170	7,426	(1,256)	(16.9)%

Total general and administrative	19,861	18,812	1,049	5.6%
Depreciation and amortization	11,735	12,762	(1,027)	(8.0)%

Total expenses	78,540	77,613	927	1.2%

Income (loss) from operations	35,760	42,697	(6,937)	(16.2)%
Equity in earnings (losses) of unconsolidated ventures	421	(604)	1,025	(169.7)%
Other income (loss)	—	(11,826)	11,826	(100.0)%
Unrealized gain (loss) on investments and other	(202,019)	(68,446)	(133,573)	195.2%
Realized gain (loss) on investments and other	15,221	14,364	857	6.0%
Gain from acquisitions	—	81	(81)	(100.0)%

Income (loss) from continuing operations	(150,617)	(23,734)	(126,883)	534.6%
Income (loss) from discontinued operations	(23)	(16)	(7)	43.8%
Gain (loss) on sale from discontinued operations	29	2,881	(2,852)	(99.0)%

Net income (loss)	$(150,611)	$(20,869)	$(129,742)	621.7%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities and is represented in our debt and security segments. For assets financed in a CDO, the CRE debt and security segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2012 and 2011, respectively. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended
	September 30, 2012				September 30, 2011
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,805,064	$37,483	8.31%		$1,822,203	$48,425	10.63%
CRE security investments	2,022,355	45,075	8.92%		2,381,060	52,257	8.78%

	$3,827,419	82,558	8.63%		$4,203,263	100,682	9.58%

Interest-bearing liabilities:(1)
CDO bonds payable	$3,300,964	11,183	3.60	%(5)	$3,916,433	10,571	3.54	%(5)
Credit facilities	141,232	977	2.77%		NA	—	NA
Secured term loan	14,682	144	3.92%		14,682	144	3.92%

	$3,456,878	12,304	3.57%		$3,931,115	10,715	3.54%

Net interest income		$70,254				$89,967

(1)
Excludes $179.7 million and $102.5 million of REO and investments in unconsolidated ventures, net of related financing as of September 30, 2012 and 2011, respectively.

(2)
Based on amortized cost for CRE debt and security investments, principal amount for N-Star CDOs, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All are calculated based on quarterly averages.

(3)
Includes the effect of amortization of premiums or discounts and deferred fees.

(4)
Calculated based on annualized interest income or expense divided by average carrying value.

(5)
Weighted average financing cost reflects $18.6 million and $24.1 million of net payments on swaps in our CDO financing transactions reported in unrealized gain (loss) on the statement of operations for the three months ended September 30, 2012 and 2011, respectively.

        Interest income decreased $18.1 million, primarily attributable to decreased interest income related to the CSE CDO ($16.0 million of which $14.9 million related to discount accretion on debt investments fully repaid, $0.3 million in discount accretion and $1.1 million lower loan related fees offset by $0.3 million of increased interest income) and lower interest income on legacy investments ($10.8 million) offset by increased interest income related to the consolidation of the CapLease CDO ($2.1 million) and new investments ($6.6 million).

        Interest expense increased $1.6 million, primarily attributable to additional interest expense related to the CapLease CDO ($1.3 million) and borrowings under our credit facilities ($1.0 million) offset by lower interest expense related to repurchases and principal paydowns of CDO bonds payable ($0.7 million).

Other Revenues

Rental and Escalation Income

        Rental and escalation income increased $3.0 million, primarily attributable to higher income related to new REO in our real estate debt segment ($2.2 million) and a net increase in rent and occupancy on properties in our net lease segment ($0.7 million).

Commission Income

        Commission income is generated in our asset management business and represents income earned by us for selling equity in NorthStar Income through our broker-dealer subsidiary. The increase of $9.1 million is attributable to our increased capital raising velocity in 2012.

Advisory and Other Fees

        Advisory and other fees are generated in our asset management business and increased $1.4 million due to increased fees from managing NorthStar Income.

Expenses

Other Interest Expense

        Other interest expense decreased $5.5 million, primarily attributable to principal paydowns on mortgage notes payable in our net lease segment ($6.6 million) offset by increased interest expense related to new exchangeable senior notes at the corporate level ($1.1 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses increased $1.6 million, primarily attributable to increased costs related to new REO in our real estate debt segment.

Asset Management Expenses

        Asset management expenses decreased $0.6 million and consisted of costs related to managing our real estate debt segment, such as legal and consulting fees for loan modifications and restructurings and acquisition costs related to new investments.

Commission Expense

        Commission expense is incurred in our asset management business and represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions paid to employees of our broker-dealer. The change corresponds with the increased commission income.

Provision for Loan Losses

        Provision for loan losses on our real estate debt portfolio decreased $3.0 million. Provision for loan losses of $6.4 million for the three months ended September 30, 2012 related to two debt investments and included $5.6 million for a mezzanine loan and $0.8 million for a subordinate mortgage interest. Provision for loan losses of $9.3 million for the three months ended September 30, 2011 related to three debt investments and included $9.0 million for subordinated mortgage interests and $0.3 million for a first mortgage loan.

General and Administrative

        General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of the asset management segment.

        General and administrative expenses increased by $1.0 million primarily attributable to the following:

        Salaries and equity-based compensation expense increased $2.3 million primarily due to a net increase from higher staffing levels to accommodate our new investment activities ($2.0 million), cash compensation for the 2009 long-term incentive plan ($0.4 million) and equity compensation for the 2010 long-term incentive plan ($0.8 million) and the 2011 long-term incentive plan ($0.4 million) offset by the allocation of costs to our advised non-traded REIT ($0.8 million) and a decrease in the amortization of equity compensation in the form of Operating Partnership units structured as profits interests ($0.5 million).

        Other general and administrative expenses decreased $1.3 million at the corporate level primarily due to decreased legal fees related to general corporate work and the allocation of costs to our advised non-traded REIT.

Depreciation and Amortization

        Depreciation and amortization expense decreased $1.0 million, primarily related to the return of a property to the lender in our net lease segment.

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) is generated primarily from investments in our real estate debt segment and increased $1.0 million, primarily attributable to income from new investments ($0.4 million) and decreased losses from legacy equity investments ($0.6 million).

Other Income (Loss)

        Other income (loss) of $11.8 million for the three months ended September 30, 2011 related to a loss reserve of $20.0 million related to the Washington Mutual Bank, or WaMu, litigation in our net lease segment offset by $8.2 million of other income from the CSE CDO in our real estate debt segment.

Unrealized Gain (Loss) on Investments and Other

        Unrealized (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments for interest rate swaps. Changes in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments for interest rate swaps is part of the debt and securities segments while changes in fair value and net cash payments for interest rate swaps related to junior subordinated notes are at the corporate level.

        For the three months ended September 30, 2012, the $202.0 million unrealized loss primarily related to our debt and securities business and included unrealized losses on CDO bonds payable ($193.7 million) and net cash payments for interest rate swaps ($18.6 million) offset by unrealized gains on our securities portfolio ($24.1 million) and derivative instruments ($6.9 million). The remaining change related to unrealized losses on our junior subordinated notes ($20.7 million).

        For the three months ended September 30, 2011, the $68.4 million unrealized loss primarily related to our debt and securities business and included unrealized losses on our securities portfolio

($201.1 million) and derivative instruments ($58.2 million) and net cash payments for interest rate swaps ($24.6 million) offset by unrealized gains on our CDO bonds payable ($162.3 million). The remaining net offsetting change related to unrealized gains on our junior subordinated notes ($55.7 million) and unrealized losses on derivative instruments ($2.5 million) on such junior subordinated notes.

Realized Gain (Loss) on Investments and Other

        Realized gains (losses) are principally related to our debt and securities business. Realized gains of $15.2 million for the three months ended September 30, 2012 consisted primarily of net realized gains from the sale of CRE debt and security investments ($10.3 million), gains from the sale of timeshare units ($4.9 million), gain on a termination of an interest rate swap ($7.9 million) and a foreign currency remeasurement gain ($1.1 million) offset by net losses on repurchases of CDO bonds ($5.8 million) and losses related to certain CRE securities ($3.3 million). Realized gains of $14.4 million for the three months ended September 30, 2011 consisted primarily of net realized gains from the sale of CRE debt and security investments ($17.8 million), gains on repurchases of CDO bonds ($0.2 million) and gains from the sale of timeshare units ($0.7 million) offset by foreign currency remeasurement loss ($3.5 million) and losses related to certain CRE securities ($0.8 million).

Gain from Acquisitions

        Gain from acquisitions for the three months ended September 30, 2011 relates to the consolidation of the CapLease CDO.

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the three months ended September 30, 2012, there was one healthcare property located in Kentucky classified as held for sale in our real estate debt segment. For the three months ended September 30, 2011, properties held for sale included a multifamily property in our real estate debt segment and a leasehold interest in retail space in our net lease segment.

Gain (Loss) on Sale from Discontinued Operations

        There were no sales of real estate held for sale for the three months ended September 30, 2012. Gain on sale from discontinued operations for the three months ended September 30, 2011 is primarily related to the sale of a multifamily property located in Georgia.

Comparison of the Nine Months Ended September 30, 2012 to September 30, 2011 (dollars in thousands):

	Nine Months Ended September 30,		Increase (decrease)
	2012	2011	Amount	%
Net interest income
Interest income	$243,367	$310,484	$(67,117)	(21.6)%
Interest expense on debt and securities	38,569	32,244	6,325	19.6%

Net interest income on debt and securities	204,798	278,240	(73,442)	(26.4)%
Other revenues
Rental and escalation income	87,619	85,879	1,740	2.0%
Commission income	28,291	5,775	22,516	389.9%
Advisory and other fees	4,766	425	4,341	1,021.4%
Other revenue	1,996	329	1,667	506.7%

Total other revenues	122,672	92,408	30,264	32.8%
Expenses
Other interest expense	67,316	75,257	(7,941)	(10.6)%
Real estate properties—operating expenses	14,834	18,649	(3,815)	(20.5)%
Asset management expenses	2,552	4,531	(1,979)	(43.7)%
Commission expense	25,538	5,117	20,421	399.1%
Other costs, net	392	—	392	NM
Provision for loan losses	19,737	48,040	(28,303)	(58.9)%
Provision for loss on equity investment	—	4,482	(4,482)	(100.0)%
General and administrative
Salaries and equity-based compensation	41,764	43,252	(1,488)	(3.4)%
Other general and administrative	18,671	21,148	(2,477)	(11.7)%

Total general and administrative	60,435	64,400	(3,965)	(6.2)%
Depreciation and amortization	36,718	32,370	4,348	13.4%

Total expenses	227,522	252,846	(25,324)	(10.0)%

Income (loss) from operations	99,948	117,802	(17,854)	(15.2)%
Equity in earnings (losses) of unconsolidated ventures	(416)	(4,387)	3,971	(90.5)%
Other income (loss)	20,258	(1,688)	21,946	1,300.1%
Unrealized gain (loss) on investments and other	(413,073)	(351,271)	(61,802)	17.6%
Realized gain (loss) on investments and other	35,768	61,937	(26,169)	(42.3)%
Gain from acquisitions	—	81	(81)	(100.0)%

Income (loss) from continuing operations	(257,515)	(177,526)	(79,989)	45.1%
Income (loss) from discontinued operations	(88)	(654)	566	(86.5)%
Gain (loss) on sale from discontinued operations	314	17,328	(17,014)	(98.2)%

Net income (loss)	$(257,289)	$(160,852)	$(96,437)	60.0%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities and is represented in our debt and security segments. For assets financed in a CDO, the CRE debt and security segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2012 and 2011, respectively. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,751,735	$103,445	7.87%	$1,825,322	$160,248	11.71%
CRE security investments	2,147,906	139,922	8.69%	2,424,559	150,236	8.26%

	$3,899,641	243,367	8.32%	$4,249,881	310,484	9.74%

Interest-bearing liabilities:(1)
CDO bonds payable	$3,509,858	36,132	3.68% (5)	$3,961,595	31,815	3.57%
Credit facilities	104,137	2,007	2.57%	NA	—	NA
Secured term loan	14,682	430	3.91%	14,682	429	3.90%

	$3,628,677	38,569	3.65%	$3,976,277	32,244	3.57%

Net interest income		$204,798			$278,240

(1)
Excludes $179.7 million and $102.5 million of REO and investments in unconsolidated ventures, net of related financing as of September 30, 2012 and 2011, respectively.

(2)
Based on amortized cost for CRE debt and security investments, principal amount for N-Star CDOs, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All are calculated based on quarterly averages.

(3)
Includes the effect of amortization of premiums or discounts and deferred fees.

(4)
Calculated based on annualized interest income or expense divided by average carrying value.

(5)
Weighted average financing cost reflects $60.9 million and $74.3 million of net payments on swaps in our CDO financing transactions reported in unrealized gain (loss) on the statement of operations for the nine months ended September 30, 2012 and 2011, respectively.

        Interest income decreased $67.1 million, primarily attributable to decreased interest income related to the CSE CDO ($63.3 million of which $52.7 million related to discount accretion on debt investments fully repaid, $5.8 million of discount accretion, $2.5 million of contractual interest and $2.3 million of loan related fees) and lower interest income on legacy investments ($29.3 million) offset by increased interest income related to the consolidation of the CapLease CDO ($8.4 million) and new investments ($17.2 million).

        Interest expense increased $6.3 million, primarily attributable to additional interest expense related to the CapLease CDO ($6.4 million) and borrowings under our credit facilities ($2.0 million) offset by lower interest expense related to repurchases and principal paydowns of CDO bonds payable ($2.1 million).

Other Revenues

Rental and Escalation Income

        Rental and escalation income increased $1.7 million, primarily attributable to increases from new REO in our real estate debt segment ($12.4 million) and a net increase in rent and occupancy on properties in our net lease segment ($3.3 million) offset by the deconsolidation of Midwest Care Holdco TRS I LLC ("Midwest Holdings") ($13.0 million) and the return of a property to the lender ($1.0 million) both included in our net lease segment.

Commission Income

        Commission income is generated in our asset management business and represents income earned by us for selling equity in NorthStar Income through our broker-dealer subsidiary. The increase of $22.5 million is attributable to our increased capital raising velocity in 2012.

Advisory and Other Fees

        Advisory and other fees are generated in our asset management business and increased $4.3 million due to increased fees from managing NorthStar Income.

Expenses

Other Interest Expense

        Other interest expense decreased $7.9 million, primarily attributable to principal paydowns on mortgage notes payable on our net lease segment ($13.7 million), the return of a property to the lender in our net lease segment ($1.0 million) offset by additional interest expense related to borrowings associated with new REO in our real estate debt segment ($4.3 million) and new exchangeable senior notes at the corporate level ($2.4 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses decreased $3.8 million, primarily attributable to lower costs associated with the deconsolidation of Midwest Holdings ($10.8 million) and the return of a property to the lender in our net lease segment ($0.8 million) offset by new REO in our real estate debt segment ($7.8 million).

Asset Management Expenses

        Asset management expenses decreased $2.0 million and consisted of costs related to managing our real estate debt segment, such as legal and consulting fees for loan modifications and restructurings, and acquisition costs related to new investments.

Commission Expense

        Commission expense is incurred in our asset management business and represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions paid to employees of our broker-dealer. The change corresponds with the increased commission income.

Other Costs, Net

        Other costs, net relate to dead deal costs ($2.4 million) incurred at the corporate level offset by a reversal of previously recorded surety bond costs expensed related to the WaMu litigation ($2.0 million) incurred in our net lease segment.

Provision for Loan Losses

        Provision for loan losses on our real estate debt portfolio decreased $28.3 million. Provision for loan losses of $19.7 million for the nine months ended September 30, 2012 related to six debt investments which includes $17.2 million for mezzanine loans, $2.0 million for subordinated mortgage interests and $0.5 million for first mortgage debt investments. Provision for loan losses of $48.0 million for the nine months ended September 30, 2011 related to 11 debt investments which included $28.4 million for mezzanine loans, $18.9 million for subordinated mortgage interests and $0.7 million for first mortgage debt investments.

Provision for Loss on Equity Investment

        Provision for loss on equity investment represents an impairment on our joint venture investment in a retail/entertainment complex located in New Jersey in our real estate debt segment.

General and Administrative

        General and administrative expenses are principally incurred at the corporate level except as it relates to compensation and other costs incurred at our broker-dealer which is part of our asset management segment.

        General and administrative expenses decreased $4.0 million primarily related to the following:

        Salaries and equity-based compensation decreased $1.5 million due to decreases related to the cash compensation for the 2009 long-term incentive plan ($7.4 million), the amortization of equity compensation in the form of Operating Partnership units structured as profits interests ($0.5 million) and the allocation of costs to our advised non-traded REIT ($2.4 million) offset by a net increase in salaries to accommodate our new investment activities ($5.1 million) and equity compensation for the 2010 long-term incentive plan ($2.8 million) and 2011 long-term incentive plan ($0.9 million).

        Other general and administrative expenses decreased $2.5 million at the corporate level primarily due to decreased legal fees for general corporate work and the allocation of costs to our advised non-traded REIT.

Depreciation and Amortization

        Depreciation and amortization expense increased $4.3 million primarily relating to new REO in our real estate debt segment ($6.2 million) offset by a decrease from the return of a property to the lender ($1.2 million) and accelerated amortization due to a termination of a lease ($0.6 million), both in our net lease segment.

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) is primarily generated from investments in our real estate debt segment and increased $4.0 million, primarily attributable to income from new investments ($0.6 million) and decreased losses arising from our legacy equity investments ($3.4 million).

Other Income (Loss)

        Other income of $20.3 million for the nine months ended September 30, 2012 was primarily comprised of a reversal of a loss accrual previously recorded related to the WaMu litigation in our net lease segment. Other loss of $1.7 million for the nine months ended September 30, 2011 related to the loss accrual previously recorded related to the WaMu litigation ($20.0 million) in our net lease segment offset by other income ($18.3 million) related to the CSE CDO in our real estate debt segment.

Unrealized Gain (Loss) on Investments and Other

        Unrealized (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount represents the net cash payments for the interest rate swaps. Changes in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments for interest rate swaps is part of the debt and securities segments while changes in fair value and net cash payments for interest rate swaps related to junior subordinated notes are at the corporate level.

        For the nine months ended September 30, 2012, the $413.1 million unrealized loss primarily related to our debt and securities business and included unrealized losses on CDO bonds payable ($403.2 million) and net cash payments for interest rate swaps ($61.2 million) offset by unrealized gains on our securities portfolio ($49.0 million) and derivative instruments ($27.2 million). The remaining change related to unrealized losses on our junior subordinated notes ($24.9 million).

        For the nine months ended September 30, 2011, the $351.3 million unrealized loss primarily related to our debt and securities business and included unrealized losses on our securities portfolio ($93.6 million), CDO bonds payable ($162.5 million), derivative instruments ($52.6 million) and net cash payments for interest rate swaps ($79.5 million). The remaining net offsetting change related to unrealized gains on our junior subordinated notes ($39.9 million) and unrealized losses on derivative instruments ($3.0 million) on such junior subordinated notes.

Realized Gain (Loss) on Investments and Other

        Realized gains (losses) are principally related to our debt and securities business. Realized gains of $35.8 million for the nine months ended September 30, 2012 consisted primarily of net realized gains from the sale of CRE debt and security investments ($26.6 million), gains from the sale of timeshare units ($16.1 million), gain on a termination of an interest rate swap ($7.9 million) and gains from the sale of two land parcels ($3.0 million) offset by losses on the repurchases of CDO bonds ($13.9 million), losses related to certain CRE securities ($3.6 million) and foreign currency remeasurement loss ($0.4 million). Realized gains of $61.9 million for the nine months ended September 30, 2011 consisted primarily of net realized gains from the sale of certain real estate securities, real estate debt investments and net lease investments ($97.0 million), gains from the sale of timeshare units ($0.7 million) and a foreign currency remeasurement gain ($1.5 million) partially offset by net realized losses on CDO bond payable repurchases ($26.3 million), losses related to certain CRE securities ($7.5 million) and a loss on an interest rate swap termination related to our junior subordinated notes ($2.8 million).

Gain from Acquisitions

        Gain from acquisitions for the nine months ended September 30, 2011 relates to the consolidation of the CapLease CDO.

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the nine months ended September 30, 2012, there was one healthcare property located in Kentucky classified as held for sale. For the nine months ended September 30, 2011, the (loss) from discontinued operations principally related to a multifamily property in Georgia sold in the third quarter 2011 and part of our real estate debt segment, a portfolio of 18 healthcare net lease assisted living facilities in Wisconsin sold in the second quarter 2011, a leasehold interest in retail space located in New York sold in the first quarter 2011, both part of our net lease segment.

Gain (Loss) on Sale from Discontinued Operations

        Gain on sale from discontinued operations for the nine months ended September 30, 2012 is related to the sale of an office property in Indiana, part of our real estate debt segment. Gain on sale from discontinued operations in 2011 primarily relates to the sale of a portfolio of 18 healthcare net lease assisted living facilities located in Wisconsin ($9.4 million) and the sale of a leasehold interest in retail space located in New York ($5.0 million), both part of our net lease segment and the sale of a multifamily property in Georgia ($2.9 million) in our real estate debt segment.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, CMBS and CDO bonds, long-term senior and subordinate corporate capital such as senior term loans, senior notes exchangeable into common stock, trust preferred securities and perpetual preferred and common stock.

        We seek to meet our long-term liquidity requirements, including the repayment of borrowings and our investment funding needs, through existing cash resources, opportunistic issuances of debt or equity capital, including exchangeable senior notes, our existing CDO financing transactions and the liquidation or refinancing of assets. Nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

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

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. As of September 30, 2012, we had $252 million of unrestricted cash. In August 2012, we received the $26 million of cash posted as collateral in connection with the WaMu litigation and in October 2012 received $3 million of premiums paid for the surety bond. We plan to seek reimbursement of our legal fees incurred in connection with the litigation.

        The reinvestment period for our last CDO ended in June 2012. During the reinvestment period, we were allowed to reinvest principal proceeds from the underlying collateral into qualifying replacement collateral without having to repay the liabilities. $190 million of our debt investments have their initial maturity date in the fourth quarter 2012; however, many of these CRE debt investments contain extension options of at least one year. We also expect that a majority of the debt investments having final maturities for the rest of 2012 may have their maturities extended beyond 2012 with the expectation that future periods will have more attractive economic conditions and cheaper debt capital available for refinancing. It is therefore difficult to estimate the amount of proceeds we will recover from the underlying collateral and since we are past the reinvestment period, such amounts will be used to amortize the senior CDO bonds.

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

        We have committed to purchase up to $10 million of shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that its distributions to stockholders exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, we have purchased 254,778 shares for $2 million for the nine months ended September 30, 2012 resulting in 507,980 aggregate shares acquired for $5 million since inception. In the third quarter 2012, NorthStar Healthcare's registration statement on Form S-11 was declared effective by the SEC. We have committed to purchase up to $10 million of shares of NorthStar Healthcare's common stock on similar terms to NorthStar Income.

CDO Financing Structures

        The following table presents our CDO bonds payable owned as of November 2, 2012 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$178,279
AA through BBB	434,792
Below investment grade	191,790

Total(2)	$804,861

Weighted average original credit rating of repurchased CDO bonds	A+ / A1
Weighted average purchase price of repurchased CDO bonds(3)	37%

(1)
Represents the maximum amount of principal proceeds that could be received.

(2)
Unencumbered CDO bonds are owned by us, of which $655 million were repurchased at a discount to par. The majority of CDO bonds owned are eliminated with the liability of the respective CDO on our consolidated financial statements.

(3)
$42 million was repurchased at a discount and is included in the weighted average purchase price.

        The following table presents our CRE debt CDO financing transactions as of September 30, 2012 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CSE Jul-10		CapLease Aug-11		Total
Balance sheet as of September 30, 2012(1)
Assets, principal amount	$381,411	$469,276	$965,278	$1,021,838		$167,893		$3,005,696
CDO bonds, principal amount(2)	260,893	361,354	727,063	949,218		148,476		2,447,004

Net assets	$120,518	$107,922	$238,215	$72,620		$19,417		$558,692
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$1,671	$989	$6,009	$6,629		$654		$15,952
Collateral management fees	287	471	1,019	523		86		2,386
Interest coverage cushion(1)	1,710	1,030	4,872	9,952		412
Overcollateralization cushion (shortfall)(1)	47,917	57,003	140,236	72,782		8,938
At offering	19,808	17,412	42,193	(151,595)	(4)	5,987	(5)

(1)
Based on remittance report issued on date nearest to September 30, 2012.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
Interest coverage, or IC, and OC coverage to the most constrained class.

(4)
Based on trustee report as of June 24, 2010, closest to the date of acquisition.

(5)
Based on trustee report as of August 31, 2011, closest to the date of acquisition.

        The following table presents our CRE security CDO financing transactions as of September 30, 2012 (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star II Jul-04	N-Star III Mar-05	N-Star V Sep-05	N-Star VII Jun-06	N-Star IX Feb-07	Total
Balance sheet as of September 30, 2012(1)
Assets, principal amount	$159,943	$177,990	$264,997	$409,249	$400,316	$1,040,151	$2,452,646
CDO bonds, principal amount(2)	152,838	167,700	179,940	312,577	306,751	742,980	1,862,786

Net assets	$7,105	$10,290	$85,057	$96,672	$93,565	$297,171	$589,860
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$—	$—	$—	$—	$—	$2,568	$2,568
Collateral management fees	60	62	88	91	82	776	1,159
Interest coverage cushion (shortfall)(1)	NEG	1,043	429	NEG	NEG	2,972
Overcollateralization cushion (shortfall)(1)	NEG	NEG	NEG	NEG	NEG	43,500
At offering	8,687	10,944	13,610	12,940	13,966	24,516

(1)
Based on remittance report issued on date nearest to September 30, 2012.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

        The reinvestment period for our last CDO ended in June 2012. At the end of the reinvestment period, our ability to maintain the OC and IC tests may be negatively impacted since we will not be able to reinvest principal in these CDOs. If the OC and IC tests are not met with respect to any of our CDOs, periodic cash distributions would be diverted to amortize the senior bonds until the CDO is back in compliance with the tests. In such cases, this could decrease cash available to pay our dividend and affect compliance with REIT requirements.

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

Capital Raise

        For the nine months ended September 30, 2012, we raised net proceeds of $206 million from the issuance of common stock, $142 million from the issuance of preferred stock (including $37 million through an "at-the-market" preferred stock offering program) and $79 million from the issuance of exchangeable senior notes. Subsequent to quarter end, we raised net proceeds of $121 million from the issuance of preferred stock. Total capital raised year to date is $548 million.

CMBS Facility

        In October 2011, we entered into a credit facility that provides for $100 million to finance the acquisition of AAA-rated CMBS and has an initial term of two years with a one-year extension option at our election subject to the satisfaction of certain customary conditions. Borrowings accrue interest at a per annum pricing rate equal to 1.65%, subject to adjustment.

        As of September 30, 2012, we held $45 million principal amount of CMBS with a weighted average current yield of 3.9% financed with $40 million at a weighted average financing cost over the expected life of 1.8%, resulting in an expected return on invested equity of approximately 19%. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

Loan Facilities

        In November 2011 and July 2012, we entered into two separate credit facilities that provide an aggregate of $140 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. Initial maturity dates for these facilities range from November 2013 to July 2015 and both have extensions available at our option, subject to the satisfaction of customary conditions, with maturity dates extending through July 2018.

        As of September 30, 2012, we held $179 million principal amount of CRE debt investments financed with $110 million from the loan facilities, resulting in an expected return on invested equity of approximately 18%. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

Summary of Credit Facilities

        Our CMBS and loan facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants.

Cash Flows

Nine months Ended September 30, 2012 Compared to September 30, 2011

        Net cash provided by operating activities was $65 million for the nine months ended September 30, 2012 compared to $39 million for the nine months ended September 30, 2011. The increase was primarily due to new investment activity.

        Net cash provided by investing activities was $169 million for the nine months ended September 30, 2012 compared to $352 million for the nine months ended September 30, 2011. The decrease in net cash provided was primarily due to lower proceeds from the sale/repayment of operating real estate and CRE debt investments offset by a net increase in proceeds from the sale/repayment/acquisition of CRE security investments and new CRE debt investments.

        Net cash used in financing activities was $126 million for the nine months ended September 30, 2012 compared to $400 million for the nine months ended September 30, 2011. The primary outflows of cash for the nine months ended September 30, 2012 was $584 million for net repurchase/repayments of CDO bonds, $20 million for swap activities and $74 million for payment of dividends (common and preferred) offset by $422 million from net new capital, $84 million of net new borrowings and $26 million from the return of the surety bond related to the WaMu litigation. The primary outflows of cash for the nine months ended September 30, 2011 was $240 million for net repurchases/repayments of CDO bonds, $221 million for net repayments of mortgage notes and term loans, $12 million for net swap activities, $100 million from the repayment of the preferred interest in NRF Healthcare, LLC, $43 million for payment of dividends (common and preferred) and $26 million for the issuance of the surety bond related to the WaMu litigation offset by $191 million from net new capital.

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

Related Party Transactions

Advisory and Other Fees

        We have agreements with each of our N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The advisory fee related to all of the CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the three months ended September 30, 2012, we earned $4 million in advisory fee income that was eliminated in consolidation.

        We have an agreement with NorthStar Income to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income and we earn fees for our services. For the nine months ended September 30, 2012 and 2011, we earned $5 million and $0.4 million of fees on these agreements, respectively. Additionally, we incur direct and indirect costs on behalf of NorthStar Income and NorthStar Healthcare which are reimbursed subsequently to us by these managed entities. As of September 30, 2012, we had aggregate unreimbursed costs of $8 million from NorthStar Income and NorthStar Healthcare.

Purchase of Non-traded REIT Common Stock

        We have committed to purchase up to $10 million of shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that NorthStar Income's distributions to stockholders exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, we have purchased 254,778 shares for $2.3 million for the nine months ended September 30, 2012 resulting in 507,980 aggregate shares acquired for $4.6 million since inception. We have also committed to purchase up to $10 million of shares of NorthStar Healthcare's common stock on similar terms to NorthStar Income. As of September 30, 2012, we have not purchased shares of NorthStar Healthcare common stock related to this commitment.

Legacy Fund

        We have two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One loan of $16 million matures in March 2013 and has two one-year extension options. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23 million has a maturity in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. We earned an aggregate $2 million and $1 million of interest income for the nine months ended September 30, 2012 and 2011, respectively. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, we lease office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 31, 2015. We have the option to renew the lease for an additional five years.

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

NorthStar CMBS Financing Transaction

        As part of the NorthStar CMBS Financing Transaction, we will contribute five real estate debt investments with a $152 million aggregate principal amount and retain an equity interest of $54 million. NorthStar Income will contribute nine real estate debt investments with a $199 million aggregate principal amount and retain an equity interest of $69 million. In connection with this transaction, since we and NorthStar Income will both be contributing assets into a single securitization, we will enter into an agreement with NorthStar Income that provides that we will both receive the economic benefit and bear the economic risk associated with the investments we each will be contributing into the securitization. In both cases, our respective retained interest will be subordinate to interests of the senior bondholders. In the unlikely event that we or NorthStar Income suffer a complete loss of our retained interests, any additional losses would be borne by the remaining retained interests held by us or NorthStar Income, as the case may be, prior to the senior bondholders. We will maintain effective control of our retained interest in the contributed assets.

Recent Developments

Dividends

        On November 1, 2012, we declared a dividend of $0.17 per share of common stock. The common stock dividend will be paid on November 16, 2012 to stockholders of record as of the close of business on November 12, 2012. On November 1, 2012, we declared a dividend of $0.54688 per share of Series A preferred stock and $0.51563 per share of Series B preferred stock. The Series A and Series B preferred dividends will be paid on November 15, 2012, to the stockholders of record as of the close of business on November 12, 2012.

Preferred Stock Issuance

        In October 2012, we completed the sale of 5.0 million shares of our new 8.875% Series C Cumulative Redeemable Preferred Stock for net proceeds of $121.0 million. The preferred stock is currently redeemable by us at a redemption price of $25.00 per share.

NorthStar CMBS Financing Transaction

        On October 26, 2012, we priced the $351 million NorthStar CMBS Financing Transaction collateralized by CRE debt investments originated by us and on behalf of NorthStar Income that is expected to close in November 2012. A total of $228 million of bonds will be issued representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. We will contribute five real estate debt investments with a $152 million aggregate principal amount and retain an equity interest of $54 million. We expect to generate an approximate 20% yield on our invested equity, inclusive of fees and estimated transaction expenses. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from its expectations. We plan to use the proceeds to repay $95 million of borrowings on our credit facilities.

Inflation

        We believe that most inflationary increases in expenses will be offset by the expense reimbursements and contractual rent increases described below assuming we maintain high occupancy. The tenant/operator leases to our net lease properties are either:

  •
  net leases where the tenants/operators are responsible for all or a significant portion of the real estate taxes, insurance and operating expenses and the leases provide for increases in rent either based on changes in the Consumer Price Index, or CPI, or pre-negotiated increases; or

  •
  operating leases which provide for separate escalations of real estate taxes and operating expenses over a base amount, and/or increases in the base rent based on changes in the CPI.

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

        Set forth below is a reconciliation of FFO and AFFO to income (loss) from continuing operations before non-controlling interest in our Operating Partnership for three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Funds from operations:
Income (loss) from continuing operations	$(150,617)	$(23,734)	$(257,515)	$(177,526)
Non-controlling interests(1)	645	658	1,185	(7,737)

Net income (loss) before non-controlling interest in Operating Partnership	(149,972)	(23,076)	(256,330)	(185,263)
Adjustments:
Preferred stock dividends	(6,671)	(5,231)	(17,629)	(15,694)
Depreciation and amortization	10,423	12,762	32,581	32,370
Funds from discontinued operations	(23)	(16)	(82)	138
Real estate depreciation and amortization, unconsolidated ventures	207	207	621	646

Funds from operations	(146,036)	(15,354)	(240,839)	(167,803)

Adjusted funds from operations:
Funds from operations	(146,036)	(15,354)	(240,839)	(167,803)
Straight-line rental income, net	(749)	(678)	(2,106)	(1,910)
Straight-line rental income/expense and fair value lease revenue, unconsolidated ventures	237	(32)	702	(84)
Amortization of above/below market leases	(347)	(272)	(865)	(656)
Amortization of equity-based compensation	2,891	2,204	10,049	6,851
Unrealized (gain) loss from fair value adjustments	183,467	43,537	351,812	270,001
Gain from acquisitions	—	(81)	—	(81)

Adjusted funds from operations	$39,463	$29,324	$118,753	$106,318

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

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse CDO borrowings or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of September 30, 2012, a hypothetical 100 basis point increase in interest rates applied to our variable-rate assets would increase annual interest income by $23 million offset by an increase in interest expense of $25 million on our variable-rate liabilities.

        Changes in interest rates could affect the value of our fixed-rate CRE debt and security investments and our net lease properties. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate assets in order to adjust their yields to current market levels. In addition, the value of our net lease properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flows generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants/operators. Lower risk-free rates generally result in lower discount rates and, therefore, higher valuations, and vice versa, although the scarcity of financing for net lease properties and investor concerns over commercial real estate generally have recently decreased commercial real estate valuations, including valuations for net lease properties.

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

        We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of September 30, 2012, our counterparties do not hold any cash margin as collateral against our swap contracts. As of September 30, 2012, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. During the nine months ended September 30, 2012, we recognized $27 million of unrealized gains from derivatives from fair value adjustments.

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

PART II. Other Information

Item 1.    Legal Proceedings

        We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-11 (File No. 333-114675))
3.2
Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)
3.3
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)
3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)
3.5
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)
3.6
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on March 19, 2012)
3.7
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share and 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 13, 2012)
3.8
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on July 13, 2012)
3.9
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.875% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated October 5, 2012)
4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-146679))

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

Exhibit Number		Description of Exhibit
10.16	+	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)
10.17	+
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
10.26	+
Executive Employment Agreement, dated as of April 18, 2012, between NorthStar Realty Finance Corp. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)
10.27
Omnibus Amendment to Repurchase Documents by and between NRFC WF Loan, LLC, as Seller, and Wells Fargo, National Association, as Buyer, Custodian, Servicer, Guarantor and Pledgor, dated as of April 13, 2012 (incorporated by reference to Exhibit 10.27 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

Exhibit Number		Description of Exhibit
31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*
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
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Equity as of September 30, 2012 (unaudited) and December 31, 2011; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements (unaudited)

*
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

NORTHSTAR REALTY FINANCE CORP.
Date: November 8, 2012	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ DEBRA A. HESS Debra A. Hess Chief Financial Officer