Form 10-K
period 2012-12-31
NORTHSTAR REALTY FINANCE CORP.
filed 2013-02-19
CIK 1273801

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32330

NORTHSTAR REALTY FINANCE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	11-3707493 (IRS Employer Identification No.)
399 Park Avenue, 18th Floor New York, NY 10022 (Address of Principal Executive Offices, Including Zip Code)
(212) 547-2600 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.75% Series A Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.25% Series B Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.875% Series C Cumulative Redeemable, $0.01 par value	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, was $689,507,869. As of February 15, 2013, the registrant had issued and outstanding 163,607,259 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant's fiscal year ending December 31, 2012, are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NORTHSTAR REALTY FINANCE CORP.

FORM 10-K

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue," "future" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies, loan and securities activities, our ability to manage our collateralized debt obligations, or CDOs, and our ability to raise capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

  •
  adverse economic conditions and the impact on the commercial real estate industry;

  •
  access to debt and equity capital and our liquidity;

  •
  our use of leverage;

  •
  our ability to meet various coverage tests with respect to our CDOs;

  •
  our ability to obtain mortgage financing on our real estate portfolio;

  •
  the affect of economic conditions on the valuations of our investments;

  •
  our ability to source and close on attractive investment opportunities;

  •
  performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash generated from these investments and available for distribution;

  •
  the impact of economic conditions on the borrowers of the commercial real estate debt we originate and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest, as well as on the tenants/operators of our real property that we own;

  •
  our ability to realize the value of the bonds we have purchased and retained in our CDO financing transactions and other securitized financing transactions and our ability to complete securitized financing transactions on terms that are acceptable to us, or at all;

  •
  any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

  •
  credit rating downgrades;

  •
  tenant/operator or borrower defaults or bankruptcy;

  •
  illiquidity of properties in our portfolio;

  •
  our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

  •
  environmental compliance costs and liabilities;

  •
  effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

  •
  competition for investment opportunities;

  •
  our ability to complete the portfolio acquisition of private equity related real estate funds described in this Annual Report on Form 10-K on the terms described;

  •
  regulatory requirements with respect to our business and the related cost of compliance;

  •
  the impact of any conflicts arising from our asset management business;

  •
  the ability to raise capital for, and effectively implement the business plans of, the non-traded real estate investment trusts, or REITs, we sponsor and advise;

  •
  changes in laws or regulations governing various aspects of our business;

  •
  the loss of our exemption from the definition of "investment company" under the Investment Company Act of 1940, as amended;

  •
  competition for qualified personnel and our ability to retain key personnel;

  •
  the effectiveness of our portfolio management systems;

  •
  failure to maintain effective internal controls; and

  •
  compliance with the rules governing REITs.

        The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in "Risk Factors" in this Annual Report on Form 10-K beginning on page 21. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

 PART I

Item 1.    Business

        References to "we," "us" or "our" refer to NorthStar Realty Finance Corp. and its subsidiaries unless context specifically requires otherwise.

Overview

        We are a diversified commercial real estate, or CRE, investment and asset management company. We invest in commercial real estate assets that we expect will generate attractive risk-adjusted returns and engage in asset management activities that seek to generate stable cash flows for distribution to our stockholders and build long-term franchise value. Our investments may take the form of originating or acquiring senior or subordinate loans and acquiring real estate, as well as pursuing opportunistic CRE investments. We are focused on continuing to build our asset management business predominately by raising and managing capital on a fee basis from alternate sources, such as in the non-traded real estate investment trust, or REIT, sector, which we refer to as our Sponsored REITs. We are an internally managed REIT, formed in October 2003.

        We believe that we maintain a competitive advantage through a combination of our deep industry relationships and market leading CRE credit underwriting and capital markets expertise which enables us to manage credit risk across our business lines as well as to structure and finance our assets efficiently. Our ability to invest across the spectrum of commercial real estate investments creates complementary and overlapping sources of investment opportunities based on a common reliance on CRE fundamentals and application of similar underwriting and asset management skills as we seek to maximize stockholder value and to protect our capital.

        The capital and equity markets were negatively impacted beginning in 2007 driven by the liquidity and credit crises which started with the residential real estate sector. Liquidity began to return to the commercial real estate finance markets and capital started to become available on a limited basis to the stronger sponsors in 2011 and 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets experienced some strain during parts of 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in 2012, which should have the impact of keeping interest rates low for the near and intermediate term.

        We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain. Recently, the outlook for employment is improving although job growth needs to be much stronger to compensate for the high levels of unemployment. The U.S. housing market is recovering. However, the uncertainty over the current economic and political climate, including budget deficits, tax policy, gridlock and other matters are weighing on the markets. We would expect the foregoing, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time.

        We use investment-level financing as part of our strategy and we seek to match-fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our CRE debt and security investments originated or acquired before 2011, which we refer to as our legacy investments, are predominantly financed through long-term, non-recourse collateralized debt obligations, or CDOs. Our real estate portfolio is predominantly financed with non-recourse mortgage notes. For our new investment activity since 2011, which we refer to as our non-legacy investments, we also use investment-level financing and pursue a variety of financing arrangements such as credit facilities, securitized financing transactions and other term borrowings. The amount of our borrowings for our non-legacy investments will depend upon the nature and credit quality of our investments and the structure of our financings. Given the nature of our CDO financing transactions for our legacy investments, we expect those borrowings to amortize over time as the underlying assets paydown or are sold. Where possible, we seek to limit our reliance on recourse borrowings.

        In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance our non-legacy investments and in November 2012, we closed a commercial mortgage backed security, or CMBS, financing transaction, or the NorthStar CMBS Financing Transaction, that provides long-term, non-recourse, non-mark-to-market financing for our newly-originated debt investments. Our existing credit facilities provide for an aggregate of up to $140 million to finance loan originations and $100 million to make new investments in CMBS. The CRE debt investments that were contributed to the NorthStar CMBS Financing Transaction were previously financed on our credit facilities.

        In 2011 and 2012, we raised capital as liquidity became available. During 2011, we raised aggregate net proceeds of $232 million including $69 million from the issuance of common equity and $163 million from the issuance of exchangeable senior notes. During 2012, we raised aggregate net proceeds of $724 million including $383 million from the issuance of common equity, $262 million from the issuance of preferred stock (including pursuant to our at-the-market equity offering program) and $79 million from the issuance of exchangeable senior notes.

        For our asset management business, we are currently raising capital for NorthStar Real Estate Income Trust, Inc., or NorthStar Income I, our CRE debt-oriented Sponsored REIT. During 2012, our capital raising efforts for NorthStar Income I picked up significant momentum and we believe that our investment strategy and expertise are the principal drivers of that momentum. In 2012, we raised $443 million of capital resulting in an aggregate of $600 million raised since inception through December 31, 2012.

        In addition, we are the sponsor of two other non-traded REITs. We began raising capital for our second non-traded REIT, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, a healthcare debt and equity investment focused non-traded REIT in the first quarter 2013. Our third non-traded REIT, NorthStar Real Estate Income II, Inc., or NorthStar Income II, has an investment strategy substantially similar to NorthStar Income I and filed a registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, in December 2012. The offering for NorthStar Income I ends in July 2013 and we expect to begin raising capital for NorthStar Income II around that time.

        If we can continue to successfully raise capital for and advise our Sponsored REITs, we believe that we could generate substantial incremental cash flows to our stockholders without any significant capital at risk. We also believe our strategy of raising and managing capital on a fee basis in the non-traded REIT sector makes us less reliant on the traditional public equity markets to grow our business.

        Our stock is traded on the New York Stock Exchange, or NYSE, under the symbol "NRF." We conduct our operations so as to qualify as a REIT for federal income tax purposes.

Our Investments

        The following table presents our assets under management as of December 31, 2012 based on principal amount of CRE debt and security investments and the cost basis of our real estate investments (dollars in thousands):

	Amount	Percentage
CRE Debt
First mortgage loans	$1,578,872	21.3%
Mezzanine loans	440,941	6.0%
Credit tenant and term loans	230,178	3.1%
Subordinate mortgage interests	121,473	1.6%
Other(1)	336,893	4.6%

Total CRE debt	2,708,357	36.6%
Real Estate
Net lease	401,286	5.4%
Healthcare	572,370	7.7%
Other real estate(2)	326,028	4.4%

Total real estate	1,299,684	17.5%
Asset Management
NorthStar Income I(3)	854,516	11.5%
CRE Securities
CMBS	2,207,067	29.9%
Third-party CDO notes	197,103	2.7%
Other securities	134,905	1.8%

Total CRE securities	2,539,075	34.4%

Grand total	$7,401,632	100.0%

(1)
Relates to real estate owned (either directly or through a joint venture) as a result of taking title to collateral through foreclosure, deed in lieu or otherwise, which we refer to as taking title to collateral, presented at the principal amount of such loan at time of taking title and other CRE debt related joint ventures.

(2)
Relates to an investment in manufactured housing communities including $284 million of pad rental sites, $13 million of manufactured homes and $29 million of intangible and other assets.

(3)
Based on consolidated total assets.

        For financial information regarding our reportable segments, refer to Note 17, Segment Reporting, in our accompanying Consolidated Financial Statements included in Part II, Item 8. "Financial Statements and Supplementary Data."

Commercial Real Estate Debt

Overview

        As part of our CRE debt business, we are focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial, multifamily and healthcare properties, including first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests in borrowers who own such properties. The collateral underlying our CRE debt investments consists primarily of income-producing real estate assets, properties that require some capital investment to increase cash flows or assets undergoing repositionings or conversions. We generally hold these instruments for investment, however, from time-to-time, we may syndicate or sell portions of loans to seek to maximize risk-adjusted returns, manage credit exposure and generate liquidity.

        We emphasize direct origination of our debt investments as this allows us a greater degree of control over how they are underwritten and structured and it provides us the opportunity to syndicate senior or subordinate interests in the loan, if desired. Further, it allows us to maintain a more direct relationship with our borrowers which helps us maintain a robust pipeline, provides an opportunity for us to earn origination and other fees and offers us an important advantage when considering any potential future modifications or restructurings. We directly originated approximately 74% of our current portfolio of CRE debt investments (excluding our CRE debt investments in the CSE RE 2006-A CDO, or CSE CDO, and CapLease 2005-1 CDO, or CapLease CDO).

        We believe the supply/demand imbalance driven by the large amount of maturing CRE loans creates an opportunity for us. Even with some increased supply by lenders, demand for debt capital is allowing investors with capital, such as us, the opportunity to make investments with attractive risk/return profiles compared to historical levels.

        We believe we have built a franchise with a reputation for providing capital to high-quality real estate owners who want a responsive and flexible balance sheet lender. Given that we are a lender who generally retains control of the loans we originate, we are able to maintain flexibility in how we structure loans to meet the needs of our borrowers. Typical CMBS and other capital markets driven lenders generally could not provide these types of loans due to constraints within their funding structures and because of their requirement to sell the entire loan to third parties and relinquish all control. Even when we finance our investments through securitizations we maintain a significant capital investment in our loans and as a result, continue to maintain significant control and influence over such loans. Our centralized investment organization has enabled senior management to review potential new loans early in the origination process which, unlike many large institutional lenders with several levels of approval required to commit to a loan, allows us to respond quickly and provide a high degree of certainty to our borrowers that we would close a loan on terms substantially similar to those initially proposed. We believe that this level of service has enhanced our reputation in the marketplace. In addition, we believe the early and active role of senior management in our portfolio management process has been key to maximizing recoveries of invested capital from our investments and our ability to be responsive to changing market conditions.

Underwriting Process

        We use a rigorous investment and underwriting process that has been developed and utilized by our senior management team leveraging their extensive commercial real estate expertise over many years and focuses on the following factors designed to ensure each investment is being evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of the underlying real estate collateral, including tenant rosters, lease terms, zoning, operating costs and the asset's overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the collateral including leasing conditions; (iv) the operating expertise and financial strength and reputation of the sponsor or borrower; (v) the cash flow in place and projected to be in place over the term of the loan and potential return to the sponsor or borrower; (vi) the appropriateness of estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) a valuation of the property, our investment basis relative to its value and the ability to liquidate an investment through a sale or refinancing of the underlying asset; (viii) review of third-party reports including appraisals, engineering and environmental reports;

(ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders' rights; and (xi) the tax and accounting impact.

Our Portfolio

        As of December 31, 2012, $2.7 billion, or 36.6%, of our assets under management were invested in CRE debt, which includes $337 million in principal amount of loans related to certain investments accounted for as joint ventures and real estate owned, or REO.

        The following table presents our CRE debt investments, excluding amounts related to joint ventures and REO (dollars in thousands):

					Weighted Average
Asset Type:	Number	Principal Amount	Carrying Value(1)	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR	Spread Over Prime	Yield
Legacy Investments
First mortgage loans	65	$1,357,474	$991,147	65.4%	3.94%	2.92%	1.25%	5.47%
Mezzanine loans	16	414,951	306,947	20.0%	2.09%	1.61%	—	1.82%
Subordinate mortgage interests	7	121,473	96,357	5.9%	6.40%	3.97%	—	5.85%
Credit tenant loans	49	128,903	122,535	6.2%	6.59%	—	—	7.37%
Term loans	3	51,275	27,239	2.5%	7.87%	3.50%	—	8.22%

Total/Weighted average	140	2,074,076	1,544,225	100.0%	4.66%	2.77%	1.25%	4.81%

Non-Legacy Investments(3)
First mortgage loans	9	221,398	214,166	74.4%	10.75%	5.23%	—	9.01%
Mezzanine loans	2	25,990	26,116	8.7%	17.40%	—	—	16.30%
Term loans	1	50,000	47,724	16.9%	14.00%	—	—	15.69%

Total/Weighted average	12	297,388	288,006	100.0%	14.92%	5.23%	—	10.78%

	152	$2,371,464	$1,832,231	NA	6.26%	3.06%	1.25%	5.68%

(1)
Certain of our CRE debt investments serve as collateral for financing transactions including carrying value of $1,479 million for our consolidated CDO financing transactions, $146 million for our NorthStar CMBS Financing Transaction and $51 million for our credit facilities. The remainder is unleveraged.

(2)
Based on principal amount.

(3)
Represents CRE debt originations and acquisitions beginning January 1, 2011 through December 31, 2012.

        As of December 31, 2012, our $2.4 billion CRE debt investments consisted of 152 loans. Our legacy and non-legacy CRE debt investments had an average investment size of $15 million and $25 million, respectively. The weighted average extended maturity of our CRE debt portfolio is 4 years.

The portfolio's diversity across property type and geographic location is presented as follows, based on principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Real Estate

Overview

        As part of our real estate strategy, we explore a variety of investments that is currently comprised of net lease properties, healthcare properties and other real estate investments such as the acquisition of manufactured housing communities and our recent commitment to invest in a joint venture owning indirect interests in real estate through private equity real estate funds, or PE Fund JV. Our real estate that is net leased to corporate tenants, which we refer to as our net lease investments, is primarily comprised of office, industrial and retail properties. Our healthcare properties are net leased to healthcare operators, with a focus on the senior housing sector which includes assisted living, skilled nursing and independent living facilities. Our manufactured housing portfolio is comprised of 36 manufactured housing communities totaling 6,269 pad rental sites and 604 homes, referred to as our investment in MH Communities. Our PE Fund JV is expected to own interests in approximately 50 real estate private equity funds managed by top institutional-quality sponsors, which we refer to as fund interests.

        Net lease and healthcare properties are typically leased to a single tenant/operator who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property generally leaving us, as owner, with minimal ongoing operational or expense obligations. We may also invest in properties that are leased to tenants/operators for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant/operator typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation.

Underwriting Process

        Our real estate investments are underwritten utilizing our skills in evaluating real estate market and property fundamentals, real estate residual cash flows and values and tenant credit. At inception and throughout the life of our ownership, we conduct detailed credit analyses to assess, among other things, the potential for credit deterioration and lease default risk. Our process includes sub-market and property-level due diligence in order to understand downside investment risks, including quantifying the costs associated with defaults and re-leasing scenarios. We typically perform physical inspections of the properties, review the environmental reports, evaluate title and undertake other due diligence procedures. We also evaluate stress scenarios to understand refinancing risk.

Our Portfolio

        The following table presents our real estate investments as of December 31, 2012 (dollars in thousands):

Type of Property	Number	Cost Basis(1)(2)	% of Cost	Net Rental Cash Flow(3)
Net lease(4)
Office	12	$310,561	77.4%	$23,076
Retail	10	64,503	16.1%	5,147
Industrial	1	26,222	6.5%	3,661

Subtotal	23	401,286	100.0%	31,884
Healthcare
Assisted living facilities (ALF)	41	298,595	52.2%	21,805
Skilled nursing facilities (SNF)	33	183,836	32.1%	18,584
Life science buildings (LSB)	3	39,587	6.9%	2,108
Independent living facilities (ILF)	5	45,475	7.9%	223
Medical office building (MOB)	1	4,877	0.9%	3,708

Subtotal	83	572,370	100.0%	46,428
Other Real Estate
Manufactured housing communities(5)	6,873	326,028	100.0%	24,297

Subtotal	6,873	326,028	100.0%	24,297

Total		$1,299,684		$102,609

(1)
Represents our cost basis, including net purchase price allocations of $40 million related to intangible assets and liabilities.

(2)
Excludes certain REO of $359 million as the result of taking title to collateral, of which the principal amount of such loans at the time of taking title was $163 million.

(3)
Represents contractual rent less operating expenses, excluding the effects of straight-line rent annualized based on fourth quarter 2012 amounts.

(4)
Includes a $28 million property owned through a joint venture investment and our proportionate share of rental cash flows.

(5)
Includes $284 million of pad rental sites, $13 million of manufactured homes and $29 million of intangible and other assets.

Net Lease Properties

        As of December 31, 2012, $401 million, or 5.4%, of our total assets under management were invested in net lease properties comprised of a portfolio of office, retail and industrial properties totaling 3.2 million square feet. As of December 31, 2012, our net lease properties had a weighted average remaining lease term of 5.7 years and were 94% leased.

        The following presents our net lease portfolio's diversity across property type and geographic location as of December 31, 2012, based on purchase price, or cost:

Net Lease by Property Type	Net Lease by Geographic Location

Healthcare Properties

        As of December 31, 2012, $572 million, or 7.7%, of our assets under management were invested in our healthcare properties, with a focus on the senior housing sector which includes assisted living, skilled nursing and independent living facilities. Our portfolio was comprised of 41 assisted living facilities (ALF), 33 skilled nursing facilities (SNF), three life science buildings (LSB), five independent living facilities (ILF) and one medical office building (MOB). As of December 31, 2012, 100% of our healthcare portfolio was leased to third-party operators with weighted average lease coverage of 1.3x and a 6.9 year weighted average remaining lease term. The following presents our healthcare portfolio by property type and geographic location as of December 31, 2012, based on purchase price:

Healthcare by Property Type	Healthcare by Geographic Location

Other Real Estate Investments

        As of December 31, 2012, $326 million, or 4.4%, of our assets under management were invested in manufactured housing communities, with 36 communities in Colorado, Wyoming, Arkansas and Illinois totaling 6,269 pad rental sites. The portfolio also owns 604 homes on the sites with the remaining owned by the respective tenants. As of December 31, 2012, our manufactured housing communities were 86% leased. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.

        In December 2012, we entered into a subscription agreement to acquire an interest in the PE Fund JV, together with NorthStar Income I. The PE Fund JV is expected to own interests in approximately 50 funds managed by top institutional-quality sponsors with an aggregate reported net asset value, or NAV, of approximately $765 million as of June 30, 2012. On February 15, 2013, the PE Fund JV had its initial closing, or Initial Closing, and acquired 18 fund interests representing a NAV of $304 million. The majority of the remaining fund interests are expected to be acquired by the PE Fund JV in the first quarter 2013. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for additional information regarding the Initial Closing.

Asset Management

        Our asset management business is focused on:

  •
  Sponsoring and advising on a fee basis, our Sponsored REITs.

    In connection with our current public Sponsored REITs, we manage the day-to-day affairs including identifying, originating, acquiring and managing assets on their behalf and earn advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. We currently manage NorthStar Income I and NorthStar Healthcare and will manage NorthStar Income II as soon as it begins raising equity capital.

    NorthStar Realty Securities, LLC, or NorthStar Realty Securities, our wholly-owned broker dealer subsidiary, distributes equity for our Sponsored REITs. NorthStar Realty Securities is currently raising equity capital for NorthStar Income I and NorthStar Healthcare and will raise capital for NorthStar Income II. In addition, we expect that NorthStar Realty Securities will assist us in the future in accessing diverse sources of capital for other companies that may be sponsored and managed by us.

  •
  Managing CDO financing transactions on a fee basis.

    We manage eleven CDOs representing $5.2 billion of assets based on principal amount, nine of which were sponsored by us, or the N-Star CDOs. In addition, we have acquired the equity interests of two CDOs that have been integrated into our platform, the CSE CDO and the CapLease CDO, which we herein collectively refer to as our acquired CDOs. In the case of the CSE CDO, we were delegated the collateral management and special servicing rights and for the CapLease CDO, we acquired the collateral management rights. Five of the CDOs are primarily collateralized by CRE debt and six are primarily collateralized by CRE securities.

    We consolidate these CDO financing transactions under accounting principles generally accepted in the United States, or U.S. GAAP. As a result, the collateral management fees we earn and receive in cash are eliminated in consolidation in our consolidated statements of operations.

Opportunistic Investments

        We pursue opportunistic investments in the commercial real estate market across our businesses that we expect will generate attractive risk-adjusted returns. Examples of opportunistic investments include repurchasing our CDO bonds at a significant discount to principal amount and our recent commitment to invest in the PE Fund JV.

        In terms of repurchases of our CDO bonds, they typically have significant credit support and we generally expect the CDO bonds will be repaid at par. As of December 31, 2012, the principal proceeds we could receive from CDO bonds we owned was $708 million, of which $558 million was repurchased at an average price of 32% in the secondary market and had a weighted average original credit rating of A+/A1. Because our CDO financing transactions are consolidated under U.S. GAAP, these CDO bonds are not presented as an investment but rather are eliminated in our consolidated financial statements and, as a result, the interest and realization of any discount will generally not be recorded as income on our consolidated statements of operations under U.S. GAAP.

        We generate cash flows in future periods through the interest payable on these bonds, as well as realize (in cash) the discount if and when the bonds repay. If realized, this $379 million discount will generally not be reported as income under U.S. GAAP.

Commercial Real Estate Securities

Overview

        Our CRE securities business is currently more opportunistic in nature, such as investments in a "B-Piece" and AAA/Aaa CMBS. Predominately all of our CRE securities are part of our legacy business which historically focused on investing in and managing a wide range of CRE securities, including CMBS, unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. Substantially all of our securities have explicit credit ratings assigned by at least one of the major rating agencies (Moody's Investors Services, Standard & Poor's, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies).

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

Our Portfolio

        As of December 31, 2012, $2.5 billion, or 34.4%, of our assets under management were invested in a portfolio of CRE securities. Our CRE security investments consisted of 538 investments with an average investment size of $5 million. The following table presents our CRE security investments as of December 31, 2012 (dollars in thousands):

Asset Type:	Number(1)	Principal Amount	Amortized Cost	Fair Value(2)	Allocation by Investment Type(3)	Weighted Average Coupon	Weighted Average Yield(5)
Legacy Investments
CMBS	464	$2,101,148	$1,475,580	$902,070	87.7%	3.71%	10.71%
Third-party CDO notes	33	159,347	136,054	25,869	6.7%	0.64%	5.37%
Unsecured REIT debt	11	57,180	53,585	56,381	2.4%	5.50%	1.29%
Trust preferred securities	3	14,725	10,916	9,571	0.6%	2.26%	6.80%
Agency debentures	4	63,000	17,538	26,462	2.6%	NA	3.51%

Total weighted/average	515	2,395,400	1,693,673	1,020,353	100.0%	3.44%	9.88%

Non-Legacy Investments(4)
CMBS	21	105,919	75,809	81,948	73.7%	4.60%	5.07%
Other CRE securities	2	37,756	23,603	22,367	26.3%	0.52%	20.00%

Total weighted/average	23	143,675	99,412	104,315	100.0%	3.53%	8.61%

	538	$2,539,075	$1,793,085	$1,124,668	NA	3.45%	9.81%

(1)
Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(2)
Predominately all of our CRE security investments serve as collateral for financing transactions including carrying value of $1,016 million for our consolidated CDO financing transactions and $36 million for our CMBS credit facility. The remainder is unleveraged.

(3)
Based on principal amount.

(4)
Represents CRE security investments purchased beginning January 1, 2011 through December 31, 2012.

        CMBS represents $2.2 billion, or 86.9%, of our CRE security investments. Our CMBS portfolio had an average credit rating of CCC/Caa2. The following presents our CRE securities by type and CMBS by vintage, based on principal amount:

Securities by Type	CMBS by Vintage(1)

(1)
2006 and 2007 vintages were purchased at a weighted average discount of approximately 60%.

Financing Strategy

        We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our initial public offering in 2004, we have completed preferred and common equity offerings raising aggregate proceeds of approximately $1.6 billion, including raising $383 million from the issuance of common equity and $262 million from the issuance of preferred equity in 2012. We have also raised $286 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term (at the time of issuance) and limited covenants. In addition, we have raised $507 million of unsecured exchangeable senior notes, of which $303 million was outstanding as of December 31, 2012.

        We use investment-level financing as part of our strategy and we seek to match fund our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. We seek access to diverse sources of short and long-term financing to enable us to prudently leverage our investments and deliver attractive risk-adjusted returns to our stockholders.

        Our legacy CRE debt and security portfolios are predominantly financed through long-term, non-recourse CDOs. In our N-Star CDOs, rated CDO bonds are issued and backed by pools of collateral originated or acquired by us. The CDO bonds are non-recourse and the collateral is used to service the interest payments on the rated CDO bonds. After the reinvestment period, principal received from collateral amortizes the CDO bonds, so there is no maturity risk. At the time of issuance, we typically sold all of the investment-grade rated CDO bonds and retained the non-investment grade subordinate classes and equity notes, which we refer to as our retained equity interest in the CDO. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional details regarding our CDO financing transactions.

        In late 2011, we began using secured term credit facilities to partially finance our non-legacy investments and in November 2012 we closed on our NorthStar CMBS Financing Transaction which provides long-term, non-recourse, non-mark-to-market financing for our newly-originated CRE debt investments. The credit facilities provide for an aggregate of up to $140 million to finance first mortgage loans and senior loan participations secured by commercial real estate and $100 million to finance the acquisition of AAA/Aaa rated CMBS. As of December 31, 2012, we had $30 million outstanding under our loan credit facilities, $31 million outstanding under our CMBS facility and $98 million issued as part of our NorthStar CMBS Financing Transaction.

        Our real estate portfolio and certain REO are typically financed with non-recourse mortgages. We seek to match the term of the financing with the remaining lease term of the properties.

        Given the nature of our CDO financing arrangements for our legacy CRE debt and security investments, we expect these borrowings to amortize over time as the underlying assets paydown or are sold. Borrowing levels for non-legacy investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our non-legacy investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net funding spread.

Portfolio Management

        Credit risk management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income. We use many methods to actively manage our asset base to preserve our income and capital. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. For our healthcare investments, we also consider the impact of regulatory changes on operator performance and property values. Many of our debt investments also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral. We also may negotiate a modification to debt terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. When we make a concession, generally through a reduction of an interest rate or extending a maturity date, we may seek to obtain additional collateral, fees and/or upside participation in any value creation of the property in return for the modification, although in a challenging real estate market obtaining additional collateral from struggling borrowers is difficult. As part of our portfolio management process, we evaluate the best alternatives for our loans which in some cases may result in us issuing default notices and beginning proceedings to take title to collateral when the borrower is not complying with the terms of a loan agreement where we believe taking control of the collateral as REO is the best course of action to protect our capital.

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

        Securities generally have a more liquid market than debt and real estate, but we typically have very little control over restructuring decisions when there are problems with the underlying collateral. We are a rated special servicer by Standard & Poor's and Fitch Ratings and were approved by Moody's Investor Services in connection with an acquisition of a "B-piece" on a $2.1 billion securitization in 2011. We manage risk in our CRE security investments by selling assets when we can obtain a price that is attractive relative to its risk. In certain situations, we may sell an asset because there is an opportunity to reinvest the capital into a new asset with a more attractive risk/return profile.

        We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by our credit reviews. During the quarterly credit reviews, or more frequently as necessary, investments are put on highly-monitored status and identified for possible provision for loan losses based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment.

        Many of our legacy debt investments were made to borrowers who had a business plan to improve the collateral and who therefore needed a flexible balance sheet lender. Property cash flows are generally lower today than was projected by the borrower for many of our debt investments when they were originated. As a result, some real estate owners are having trouble refinancing their assets at maturity or selling their properties to recoup their capital. Other owners are having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flows.

        We generally required borrowers, at the time of origination and/or as required by property performance during the loan term, to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also generally required the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise an extension option under the loan as some of the borrowers had a recourse obligation to do so. Despite low interest rates and improving real estate fundamentals, we expect that in the future some of our borrowers related to our legacy CRE debt investments may still have difficulty servicing our debt investments.

        Each of our debt investments, while primarily backed by CRE collateral, is unique and requires customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral properties.

        Our portfolio management process may lead us to the determination that extending and working out a debt investment, rather than pursuing taking title to collateral, is the best course of action to maximize total and long-term value. Our provision for loan loss analysis often requires that we make assumptions regarding collateral value and the timing with regards to when we receive debt service payments, including principal recovery, and as a result, our analysis can be highly subjective and uncertain.

        Since our legacy CRE debt and security investments are predominantly financed in CDOs, our portfolio management process is also focused on actively monitoring and managing our CDO financing transactions. A more detailed discussion of our CDO financing structures are provided in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Hedging Strategy

        We use derivative instruments primarily to manage interest rate risk. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to manage the interest rate risks associated with our investing and financing activities. The counterparties to these arrangements are major financial institutions with which we may also have other financial relationships.

        Creating an effective strategy for dealing with interest rate movements is complex and no strategy can completely insulate us from risks associated with such fluctuations. There can be no assurance that our hedging activities will have the intended impact on our results. A more detailed discussion of our hedging policy is provided in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk."

Regulation

        We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

  •
  regulate our public disclosures, reporting obligations and capital raising activity;

  •
  require compliance with applicable REIT rules;

  •
  regulate our wholly-owned broker-dealer;

  •
  establish loan servicing standards;

  •
  regulate credit granting activities;

  •
  require disclosures to customers;

  •
  govern secured transactions; and

  •
  set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices.

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

        We do not believe we or our subsidiaries are required to register as an investment advisor under the Investment Advisors Act of 1940. Such registration could result in our investment advisory business being supervised by the SEC and require our compliance with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations. A subsidiary of ours may register as an investment advisor in the future if it intends to engage in activities that would require such registration.

        We have elected, qualified and expect to continue to qualify to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. As a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our taxable income. In addition, we must distribute 100% of our taxable income to avoid paying corporate federal income taxes. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status. These requirements include specific share ownership tests and assets and gross income composition tests. If we fail to continue to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on our undistributed income.

        In April 2010, NorthStar Realty Securities became registered with the SEC and a member of the Financial Industry Regulatory Authority, or FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, or SROs, principally FINRA, that adopt and amend rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms' operations. The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.

        As a registered broker-dealer, NorthStar Realty Securities is required by federal law to belong to the Securities Investor Protection Corporation, or SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. Our broker-dealer subsidiary will be required to pay 0.25% of net operating revenues as a special assessment. As of December 31, 2012, we have incurred an immaterial amount of special assessment charges. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances, although NorthStar Realty Securities does not hold any customer accounts.

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

        We own and manage a portfolio of healthcare properties, with a focus on the senior housing sector. As such, we or our operators, as the case may be, are subject to numerous federal, state and local laws and regulation that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws.

        As a real estate property manager and owner, our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety.

        We are also subject to regulation with respect to certain of our loan servicing activities, such as Regulation AB.

        In the judgment of management, while we do incur significant expense complying with the various regulation to which we are subject, existing statutes and regulations have not had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Competition

        We are subject to renewed competition in seeking real estate investments as the U.S. economy continues to improve and investors are seeking yield in a low interest rate environment. We compete with many third parties engaged in real estate investment activities including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds and other investors. Some of these competitors, including other REITs and private real estate companies and funds, have substantially greater financial resources than we do. They may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.

        Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms.

Employees

        As of December 31, 2012, we had 124 employees. We believe that one of our major strengths is the quality and dedication of our people. We maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees.

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

        Our internet address is www.nrfc.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. We also post corporate presentations on our website from time-to-time. Our website further contains our code of business conduct and ethics, code of ethics for senior financial officers, corporate governance guidelines and the charters of our audit committee, nominating and corporate governance committee and compensation committee of our board of directors. Within the time period required by the rules of the SEC and the NYSE we will post on our website any amendment to our code of business conduct and ethics and our code of ethics for senior financial officers as defined in the code.

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

Risks Related to Our Business

The CRE industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.

        Our business and operations are dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. The U.S. economy continues to be challenged. Despite some positive momentum for employment and housing, economic challenges and political gridlock, as well as uncertainty surrounding future tax policy and the ability of the United States to appropriately manage its budget deficits and outstanding debt are weighing on the markets. The inability to appropriately manage the federal budget and address other areas of uncertainty, among other things, could have a negative impact on the U.S. economy which in turn could impact the CRE industry generally and our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of the Euro-zone debt crisis, regional conflict or otherwise, may also have a negative impact on the CRE market domestically. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and acquire other CRE investments and otherwise negatively impacting our operations.

Challenging economic and financial market conditions could significantly reduce the amount of income we earn on our CRE investments and further reduce the value of our investments.

        Challenging economic and financial market conditions have and may continue to cause us to experience an increase in the number of CRE debt investments that result in delinquencies, non-performing assets and taking title to collateral and a decrease in the value of the property or other collateral which secures our investments, all of which could adversely affect our results of operations. We may incur substantial loan losses and need to establish significant provision for loan losses even with respect to loans that are performing in accordance with their contractual terms and consequently do not constitute non-performing loans. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in provision for loan losses. The decrease in interest income resulting from a loan default may continue for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal amount, accrued interest and default interest due on a defaulted loan. Legal proceedings, which may include taking title to collateral and bankruptcy proceedings, are expensive and time consuming and may not result in the recovery of our principal. The decrease in interest income and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.

Risks Related to Our Investments

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.

        Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

We have been, and in the future will be, subject to significant competition and we may not be able to compete successfully for investments.

        We have been, and in the future will be, subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2012 and expect that to continue into 2013. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.

        Certain of our investments may be secured by a single property or properties in one geographic location. Additionally, properties that we may acquire may also be located in a geographic cluster. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.

We may change our investment strategy without stockholder consent and make riskier investments.

        We may change our investment strategy at any time without the consent of our stockholders, which could result in our making investments that are different from and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.

We may not be effective originating and managing our investments.

        We originate and generally manage our investments. Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers that hold properties meeting our underwriting standards. Managing these investments requires significant resources, adherence to internal policies and attention to detail. Managing and special servicing may also require significant judgment and, despite our expectations, we may make decisions that result in losses. If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.

The CRE debt we originate and invest in and the mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.

        Our CRE debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower's business plan, the borrower's ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

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

  •
  changes in national, international, regional or local economic conditions and/or specific industry segments;

  •
  declines in regional or local real estate values;

  •
  branding, marketing and operational strategies;

  •
  declines in regional or local rental or occupancy rates;

  •
  increases in interest rates;

  •
  natural disasters;

  •
  social unrest and civil disturbances;

  •
  terrorism; and

  •
  increases in costs associated with leasing, renovation and/or construction.

        Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.

        Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

  •
  If the value of real property or other assets securing our CRE debt deteriorates.  We expect that our CRE debt and security investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. We will not know whether the value of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of the underlying CRE debt and the dates of origination of the mortgage loans ultimately securing our CRE securities, as applicable. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. In this manner, real estate values could impact the value of our CRE debt and security investments. Our CRE equity investments (investments in real property) may be similarly affected by real estate property values. Therefore, our CRE debt, security and equity investments will be subject to the risks typically associated with real estate. The majority of our CRE debt investments are fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. For this purpose, we consider CRE debt made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse. We sometimes also originate CRE debt that is secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Mezzanine loans are subject to the additional risk that senior lenders may be directly secured by the real estate assets of the borrowing entity, whereas the mezzanine loans may be secured by ownership interests in the borrower.

  •
  If a borrower or guarantor defaults on recourse obligations under a CRE debt investment.  We sometimes obtain personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or "bad boy" events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen or deteriorates further, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

  •
  Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.  Before making a loan to a borrower, we assess the strength and skills of an entity's management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

  •
  In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our CRE debt.  If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy our CRE debt, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy our CRE debt. In addition, certain of our CRE debt investments are subordinate to other debt of the borrower. If a borrower defaults on our CRE debt or on debt senior to our CRE debt or in the event of a borrower bankruptcy, our CRE debt will be satisfied only after the senior debt, if any. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant monetary costs and delays associated with the process of taking title to collateral. Borrower bankruptcies and litigation relating to our assets have increased appreciably as a result of the recent economic recession, which has required, and continues to require, us to spend significant amounts of money and devote significant senior management resources in order to protect our interests. If the economic markets do not continue to improve, we will continue to experience such costs and delays.

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

Delays in liquidating defaulted CRE debt investments could reduce our investment returns.

        If there are defaults under the agreements securing the collateral of our CRE debt investments, we may not be able to take title to and sell the collateral securing the loan quickly. Taking title to collateral can be an expensive and lengthy process that could have a negative effect on the return on our investment. Borrowers often resist when we seek to take title to collateral by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, taking title to collateral can take several years or more to resolve. At any time during a foreclosure proceeding, for example, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our investment in the defaulted loans. Furthermore, an action to take title to collateral securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to take title to and sell the collateral securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any collateral for which we take title for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such collateral. We may not recover any of our investment even if we take title to collateral.

Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to take title to the collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.

        In the event of any default under our CRE debt investments and in the mortgage loans underlying our CRE securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our CRE debt and security investments is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the remedies on such collateral to satisfy the obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender's realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.

Our borrowers may be unable to achieve their business plans due to the challenging U.S. and global economic conditions, which could cause incremental stress to our CRE debt investments.

        Many of our CRE debt investments were made to borrowers who had business plans to improve occupancy and cash flows that have not been accomplished. The high level of unemployment and slow economic growth, along with overall financial uncertainty, have resulted in lower occupancy rates and lower lease rates across many property types and created obstacles for our borrowers attempting to achieve their business plans. If our borrowers are unable to achieve their business plans, our related CRE debt investments could go into default and severely impact our liquidity and operating results.

We are subject to risks associated with future advance obligations, such as declining real estate values and operating performance.

        Our CRE debt investments may require us to advance future funds. Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our CRE debt due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our portfolio.

We may be unable to restructure our investments in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.

        In order to maximize value we may be more likely to extend and work out an investment, rather than pursue other remedies such as taking title to collateral. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group or other applicable parties. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure an investment in a manner that we believe would maximize value. Restructuring an investment may ultimately result in us receiving less than had we not restructured the investment.

We have restructured certain CRE investments in the past in an effort to maximize the value of our investment, however, there is no assurance that our restructurings will be successful and we may still lose some or all of our investment.

        Examples of CRE investments we have restructured include our:

  •
  $110 million (22%) equity interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, or Meadowlands One, which is secured by a retail/entertainment complex located in East Rutherford, New Jersey, or the NJ Property. During the third quarter 2010, Meadowlands One took effective ownership of the NJ Property. Meadowlands One is in the process of seeking to recapitalize the NJ Property. While Meadowlands One has entered into an agreement with a developer, who is covering the majority of costs of operating the asset, there is no assurance that a recapitalization will be completed or that a recapitalization will be completed on terms acceptable to us. As of December 31, 2012, our carrying value in the NJ Property is $65 million.

  •
  $89 million mezzanine loan, or the NV Loan, that is secured by the Hard Rock Hotel and Casino in Las Vegas, Nevada, or Hard Rock. We, along with certain of the other lenders, and the borrower and its affiliates under the NV Loan, have completed a long-term restructuring of the NV Loan. As part of the restructuring, Brookfield Asset Management took ownership of Hard Rock and entered into a seven-year loan with the existing senior lender, subject to achieving certain tests, and we retained our $89 million mezzanine loan (or its economic equivalent), as well as an equity participation in Hard Rock. There is no assurance that the restructured NV Loan will be successful over time. As of December 31, 2012, our carrying value in the NV Loan is $45 million.

        The foregoing are simply examples and we have restructured numerous other investments in an effort to maximize value. There is no assurance any of our restructurings will be successful.

CRE debt restructurings may reduce our net interest income.

        Although the CRE market has improved, the U.S. economy and financial markets continue to be challenged. As a result, our borrowers may be at increased risk of default and we may continue to need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure in an effort to increase value.

Many of our CRE debt investments are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.

        Given the transitional nature of many of our CRE debt investments, we generally require borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flows increase sufficiently to cover debt service costs. We also generally require the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates and improving real estate fundamentals, we expect that in the future our borrowers may still have difficulty servicing our CRE debt investments. Many of our borrowers have only been able to meet their obligations to us because of the reserves we set up at the origination of the loans. We expect that in the future, many of the reserves will run out and some of our borrowers will have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.

Our CRE debt and security investments have been and may continue to be adversely affected by changes in credit spreads.

        Our CRE debt and security investments are subject to changes in credit spreads. When credit spreads widen the economic value of our investments decrease. Although credit spreads have tightened since then, if we originated or acquired a new investment today, such investment would likely still carry a greater credit spread than that attributable to our legacy investments. Even though investments may be performing in accordance with its terms and the underlying collateral has not changed, the economic value of our legacy CRE debt and security portfolios have been negatively impacted and all of our CRE debt and security investments may continue to be negatively impacted by any further credit spread widening.

Higher provision for loan losses and asset impairment charges are expected if economic conditions do not improve.

        We could experience significant defaults resulting in provision for loan losses and asset impairment charges in 2013. Borrowers, for a variety of reasons, may be unable to remain current with principal and interest on loans, for instance, if the economy does not continue to strengthen and they continue to experience financial stress. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer significant losses in accordance with U.S. GAAP which could adversely affect our stock price, access to credit and ability to satisfy financing covenants.

Provision for loan losses are difficult to estimate, particularly in a challenging economic environment.

        Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. While CRE fundamentals have improved, the U.S. economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and, therefore, our results of operations and financial condition could be severely impacted.

With respect to commercial properties, options and other purchase rights may affect value or hinder recovery in the event of taking title to collateral.

        A borrower under certain of our CRE debt investments may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related collateral. These rights may impede our ability to sell the related collateral if we take title or may adversely affect the value or marketability of the collateral.

Both our borrowers' and tenants'/operators' forms of entities may cause special risks or hinder our recovery.

        Most of the borrowers for our CRE debt investments and our tenants/operators in the real estate that we own, as well as borrowers underlying our CRE securities, are legal entities rather than individuals. The obligations these entities owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for originators of loans made to or leases with individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants/operators, or general partner or managing member of that borrower or tenant may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.

The subordinate CRE debt we originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.

        We originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we have originated and invested in could be particularly difficult, time consuming and costly to workout because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.

Many of our investments are illiquid and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.

        Many of our investments are illiquid. As a result, our ability to sell investments in response to changes in economic and other conditions could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition is in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

We may make investments in assets with lower credit quality, which will increase our risk of losses.

        Most of our CRE securities have explicit ratings assigned by at least one of the major rating agencies. However, we may invest in unrated CRE securities, enter into leases with unrated tenants/operators or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downtown, prices of lower credit quality investments and CRE securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.

Investments in non-conforming or non-investment grade rated CRE debt or securities involve greater risk of loss.

        Some of our investments may not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers' credit history, the properties' underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and may adversely affect the value of our common stock.

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict, we may still incur losses on performing real estate assets.

        Traditional performance metrics of real estate assets are generally not as reliable for non-performing real estate assets as they are for performing real estate assets. Non-performing properties, for example, do not have stabilized occupancy rates and may require significant capital for repositioning. Similarly, non-performing loans do not have a consistent stream of cash flow to support normalized debt service. In addition, for non-performing loans, often there is greater uncertainty as to the amount or timeliness of principal repayment.

        In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment or lease-up of such property. With respect to a certain of our CRE debt investments, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and taking title to collateral securing the loan.

        The factors described above make it challenging to evaluate non-performing investments. We may further incur losses even on our performing investments. Our non-performing CRE debt investments are described in more detail in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Management."

Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.

        Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flows. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower's monthly payment, as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.

We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.

        Our CRE debt investments may include loans made to developers to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the developer's failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our CRE debt if the developer is unable to sell the project or refinance our CRE debt investment.

Investments that are not insured involve greater risk of loss than insured investments.

        Unlike agency residential mortgages, the debt we invest in is not insured by any quasi-governmental body or similar third party. Our CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans, preferred equity interests and participations in such loans as well as CRE security and equity investments. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses. To the extent we suffer such losses with respect to our investments, the value of our company and the value of our common stock may be adversely affected.

Insurance may not cover all potential losses on CRE debt investments which may impair our security and harm the value of our assets.

        We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not and we may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might impair our security and decrease the value of the property.

Our control over management for the CRE debt underlying the CSE CDO is governed by contractual agreements with CapitalSource Inc., which may limit our control of certain loans.

        In certain circumstances under the CSE CDO, we are required to seek approval from CapitalSource Inc. prior to taking actions with respect to certain loans underlying the CSE CDO, which may hinder our ability to enforce the loan or to take title to the collateral securing the loan or otherwise exercise remedies that we believe are appropriate.

Our CRE debt, the mortgage loans underlying our CRE securities and select CRE equity investments are subject to the risks typically associated with CRE.

        Our CRE debt and security investments generally are directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of these underlying mortgage loans and the dates of origination of the loans ultimately securing our CRE securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related loans. In this manner, real estate values could impact the values of our CRE debt and security investments. Our CRE equity investments may be similarly affected by real estate property values. Therefore, our CRE debt, securities and select equity investments are subject to the risks typically associated with real estate, including:

  •
  national, international, state and local economic conditions;

  •
  real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

  •
  the perceptions of the quality, convenience, attractiveness and safety of the properties;

  •
  competition from comparable properties;

  •
  the occupancy rate of, and the rental rates charged at, the properties;

  •
  the ability to collect on a timely basis all rent;

  •
  the effects of any bankruptcies or insolvencies;

  •
  the expense of re-leasing space;

  •
  changes in interest rates and in the availability, cost and terms of mortgage financing;

  •
  unknown liens being placed on the properties;

  •
  bad acts of third parties;

  •
  the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

  •
  the impact of present or future environmental legislation and compliance with environmental laws, including costs of remediation and liabilities associated with environmental conditions affecting properties;

  •
  cost of compliance with the Americans with Disabilities Act of 1990, or ADA;

  •
  adverse changes in governmental rules and fiscal policies;

  •
  civil unrest;

  •
  acts of nature, including earthquakes, hurricanes and other natural disasters (which may result in uninsured losses);

  •
  the potential for uninsured or underinsured property losses;

  •
  adverse changes in state and local laws, including zoning laws; and

  •
  other factors which are beyond our control.

        The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.

        These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we originate and acquire.

We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to pay distributions to our stockholders.

        The seller of a property often sells such property in an "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our investments in net lease properties and a substantial portion of our healthcare properties are dependent upon tenants/operators successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We depend on our tenants/operators to manage the day-to-day operations of our net lease and healthcare properties in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties under their operational control in a manner that does not jeopardize their operating licenses or regulatory status. The ability of our tenants/operators to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our properties may not be sufficient for a tenant/operator to meet its obligations to us. In several cases, a single operator operates several of our healthcare properties and the failure of one operator could materially adversely affect many properties. Tenants or operators who are having trouble with their cash flow are more likely to expose us to unknown liens and other risks to our assets. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our tenants/operators are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our tenants/operators. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Lease defaults, terminations or landlord-tenant/operator disputes may adversely reduce our income from our net lease and healthcare portfolios.

        The creditworthiness of our tenants/operators in our net lease and healthcare investments have been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants/operators may reduce our revenues unless a default is cured or a suitable replacement tenant/operator is found promptly. In addition, disputes may arise between the landlord and tenant/operator that result in the tenant/operator withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant/operator. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants/operators as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard.

Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations. Furthermore, two of our healthcare operators account for 33% of our total rental and escalation income and while no net lease tenant currently accounts for in excess of 10% of our rental and escalation income, failure or inability of a tenant/operator contributing to a significant percentage of our contractual rental revenue to meet its obligations to us could materially reduce our rental revenue and net income, which could in turn reduce the amount of distributions we pay and cause our stock price to decline.

A significant portion of our leases may expire in the same year.

        A significant portion of the leases for our net lease and healthcare properties may expire in the same year, which may coincide with the maturities on the borrowing for the properties subject to such leases. As a result, we could be subject to a sudden and material change in value of our net lease and/or our healthcare portfolio and available cash flow from our net lease and/or our healthcare investments in the event that these leases are not renewed or in the event that we are not able to extend or refinance the mortgage notes payable on the properties that are subject to these leases.

We may not be able to relet or renew leases at the properties held by us on terms favorable to us.

        Our property investments were negatively impacted by the more recent challenging economic conditions and will continue to be pressured if economic conditions and rental markets continue to be weak. For example, upon expiration or earlier termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants/operators) may be less favorable than current lease terms. Weak economic conditions would likely reduce tenants'/operators' ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, corporate space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to our stockholders.

The bankruptcy, insolvency or financial deterioration of any of our tenants/operators could significantly delay our ability to collect unpaid rents or require us to find new tenants/operators.

        Our financial position and our ability to make distributions to our stockholders may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major tenants/operators do not renew or extend their relationship with us as their lease terms expire.

        We are exposed to the risk that our tenants/operators may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases and loans permit us to evict a tenant/operator, demand immediate repayment and pursue other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant/operator in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding. Furthermore, dealing with a tenant's bankruptcy or other default may divert management's attention and cause us to incur substantial legal and other costs.

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

        We may be required to expend cash to correct defects or to make improvements before a property can be sold. We cannot assure that we will have cash available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make cash distributions to our stockholders.

We may become responsible for capital improvements. To the extent such capital improvements are not undertaken, the ability of our tenants/operators to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to our stockholders.

        Although under our typical net lease structure our tenants/operators are generally responsible for capital improvement expenditures, it is possible that a tenant/operator may not be able to fulfill its obligations to keep the facility in good operating condition. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected facility. We may be forced to incur unexpected significant expense to maintain facilities that are net leased to third parties. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Compliance with the ADA, Fair Housing Act and fire, safety and other regulations may require us, our borrowers or our tenants/operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        Our properties are required to comply with the ADA, which generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our tenants/operators from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our properties are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and licensing or certification requirements as they may be adopted by governmental agencies and bodies from time-to-time. We may be required to make substantial expenditures to comply with those requirements. Changes in labor and other laws could also negatively impact us, our borrowers and our tenants/operators. For example, changes to labor-related statutes or regulations could significantly impact the cost of labor in the workforce, which would increase the costs faced by our borrowers and tenants/operators and increase their likelihood of default.

Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments.

        Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property, such as us and our tenants/operators, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant/operator at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants'/operators' ability to sell or lease real estate, or to borrow using the real estate as collateral. We, or our tenants/operators, as owner or operator of a site, may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants'/operators' liability could exceed the value of the property. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our or our tenants'/operators' ability to attract additional residents, ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.

        The scope of the indemnifications our tenants/operators have agreed to provide us may be limited. For instance, some of our agreements with our tenants/operators do not require them to indemnify us for environmental liabilities arising before the tenant/operator took possession of the premises. Further, we cannot assure our stockholders that any such tenant/operator would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant/operator, our business, financial condition and results of operations could be materially and adversely affected.

        Furthermore, we may invest in real estate, or mortgage loans secured by real estate, with environmental problems that materially impair the value of the real estate. Even as a lender, if we take title to collateral with environmental problems or if other circumstances arise, we could be subject to environmental liability. There are substantial risks associated with such an investment.

We are exposed to environmental liabilities with respect to properties to which we take title.

        In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Uninsured losses or losses in excess of our or our tenants'/operators' insurance coverage could adversely affect our financial condition and our cash flows.

        Although we believe our property investments and properties collateralizing our CRE debt and security investments are adequately covered by insurance, we could be wrong. Furthermore, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. We may decide that certain risks are not cost effective to insure and could determine to forgo certain insurance on a case-by-case basis. For example, insurance related to our healthcare portfolio and certain specific assets may be substantially more expensive than insurance for the rest of our portfolio. Any uninsured loss could result in both loss of cash flow from, and the asset value of, the affected property. In addition, the CRE debt investments secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties, which may increase the cost of obtaining the required insurance.

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

        We are subject to risks associated with owning residential land, for example, in late 2007, we entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, or Whitehall, to form LandCap Partners and LandCap LoanCo., which we collectively refer to as LandCap. LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is currently managed by a third-party management group which has extensive experience in the single family housing sector. These investments, like other residential land investments, are expected to generate very little current cash flow and to be held for several years prior to liquidation. We and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. The venture will continue to manage existing investments and we do not expect the venture to return capital to us for several years. We may determine to invest in other residential land ventures in the future and our investment could be significant making our exposure to these types of assets more substantial.

We have limited experience owning manufactured housing communities and our investment in this asset class may not be successful.

        During 2012, we invested $326 million in a manufactured housing portfolio comprised of 36 manufactured housing communities totaling 6,269 pad rental sites and 604 homes. In February 2013, we, through a subsidiary, executed an agreement to acquire another manufactured housing portfolio comprised of 71 manufactured housing communities totaling approximately 17,000 pad rental sites located throughout five states (primarily in Florida and Salt Lake City, Utah), for an aggregate purchase price of $825 million, subject to customary adjustments. While we may terminate the agreement to acquire the 71 manufactured housing communities at any time until April 5, 2013 in our sole and absolute discretion, we may determine to proceed with this transaction. If we determine to proceed with this transaction and breach our obligations under the acquisition agreement, we could lose our $30 million deposit to be paid in connection with this transaction.

        We have limited experience owning manufactured housing communities and we are reliant, in substantial part, on the experience of a third-party operator to manage these assets on our behalf. Effectively managing these assets requires significant experience and there is no assurance that our third-party operator or we will be successful in maintaining or improving occupancy and otherwise preserving and increasing the value of these assets. Our investment in these assets may not generate the cash flow we anticipate or otherwise perform as expected. We could experience losses in these assets, which would negatively impact our operating performance and cash available for distribution.

We invest in CRE securities, including CMBS and other subordinate securities, which entail certain heightened risks.

        We invest in a variety of CRE securities that are subordinate securities subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and other CRE securities will be adversely affected by payment defaults, delinquencies and losses on the underlying mortgage loans, which increase during times of economic stress and uncertainty. Furthermore, if the rental and leasing markets deteriorate, including by decreasing occupancy rates and decreasing market rental rates, it could reduce cash flow from the mortgage loan pools underlying our CMBS investments. The market for CRE securities is dependent upon liquidity for refinancing and may be negatively impacted by a slowdown in new issuance.

        Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover our investment.

The CRE securities, including CMBS, in which we invest are subject to the risks of the CRE debt capital markets as a whole and risks of the securitization process.

        The value of CRE securities may change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Due to our investment in subordinate CRE securities, we are also subject to several risks created through the securitized financing transaction process. Subordinate CMBS, for example, are paid only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the payment on our subordinate CMBS will not be fully paid, if paid at all. While all of our CRE security investments present credit risk, our subordinate CRE securities are also subject to greater credit risk than those CRE securities that are senior and more highly rated.

Interest shortfalls on our CRE securities could have an adverse impact on the cash flow in our N-Star security CDOs.

        Our CRE securities are subject to the risk of interest payment shortfalls that may arise from underlying mortgage loan defaults, appraisal reductions, special servicer workout fees and realized losses on liquidation of collateral of which the CRE security took title to. As a result of the credit crisis and resulting negative effects on the CRE market, certain of the CRE securities underlying our CDOs have experienced interest payment shortfalls. We attempted to mitigate these losses by purchasing CRE securities with sufficient credit enhancement to avoid such shortfalls. However, there can be no assurance that such interest shortfalls will not continue to persist or increase in the future.

We may not control the special servicing of the mortgage loans or other debt underlying the CRE securities in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interest.

        Overall control over the special servicing of the mortgage loans or other debt underlying the CRE securities in which we invest may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such CRE security then outstanding. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.

With respect to certain mortgage loans and other debt included in the CRE securities in which we invest, the collateral that secures the mortgage loan or other debt underlying the CRE security may also secure one or more related mortgage loans or other debt that are not in the securitized pool, which may conflict with our interest.

        Certain mortgage loans or other debt included in the CRE securities in which we invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitized pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.

The CRE securities markets were severely impacted by the credit crisis, which had a negative impact on the CRE securities we own.

        Because the CRE securities markets were virtually closed and other participants in the CRE lending market drastically curtailed lending activity during the credit crisis, real estate owners had difficulty refinancing their assets. Property values also decreased in recent years because of scarcity of financing, which, if available, had terms generally at much lower leverage and higher cost than available in prior years. The U.S. and global markets remain challenged and uncertain as the result of current economic and political conditions which may impact CRE values. These conditions, together with widespread downgrades of CRE securities by the rating agencies, higher risk premiums required by investors and uncertainty surrounding CRE generally, have had, and may continue to have, a negative impact on CRE securities and have significantly decreased the value of most of the CRE securities we own when compared to the original purchase price, other than, for the most part, CRE securities we purchased in 2010 and 2011 and our non-legacy CRE security investments.

Credit ratings assigned to our investments are subject to ongoing surveillance and we cannot assure our stockholders that the ratings currently assigned to our investments will not be downgraded.

        Substantially all of our CRE securities have explicit credit ratings assigned by at least one of the major rating agencies (Moody's Investors Services, Standard & Poor's, Fitch Ratings, Morningstar, DBRS and/or Kroll). Any credit ratings on our CRE securities, or tenants occupying our CRE investments, will be subject to ongoing surveillance by credit rating agencies. We cannot assure our stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. The rating agencies have changed their ratings methodologies for all securitized asset classes, including CRE. Their reviews have resulted in, and may continue to result in, large amounts of ratings downgrade actions for CRE securities, negatively impacting fair value of CRE securities and in many cases negatively impacting our CDOs. If rating agencies assign a lower-than-expected rating, reduce, withdraw or indicate that they may reduce or withdraw their ratings of our investments in the future, the value of these investments could significantly decline, which could adversely affect the value of our investment portfolio which could result in losses upon disposition or the failure of third parties to satisfy their debt service obligations to us. Additionally, this may negatively impact our ability to comply with the OC test under our CDOs which could redirect cash distributions in our CDOs to the senior bondholders that would have otherwise been distributed to our retained equity interests, and therefore have an adverse affect on our financial condition.

Market conditions resulting from the credit crisis caused and may continue to cause uncertainty in valuing our CRE securities.

        Market volatility and the lack of liquidity during the credit crisis made the valuation process pertaining to certain of our assets extremely difficult, particularly our CMBS assets for which there was limited market activity. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Although the current market environment has improved with new CMBS issuances and increased secondary trading, there continues to be uncertainty in the CMBS market. Our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flows and other relevant market and security-specific data as appropriate. Our estimates could be wrong and there is a heightened risk of this during challenging and volatile market environments. The amount that we could obtain if we were forced to liquidate our CRE security investments into the current market could be materially different than management's best estimate of fair value.

Our investments in CRE securities, which may include preferred and common equity, will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.

        Our investments in CRE securities, which may include preferred and common equity, will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this Annual Report on Form 10-K. Issuers that are finance companies are subject to the inherent risks associated with structured financing investments also discussed in this report. Furthermore, securities, including preferred and common equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in CRE securities, including preferred and common equity, are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred and common equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.

Our investments in unsecured REIT debt are subject to risks relating to the particular REIT issuer and to the general risks of investing in senior unsecured CRE securities, which may result in a high risk of loss.

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

        Our investments in unsecured REIT debt and other senior unsecured debt are also subject to the risks described above with respect to CRE debt and security investments and similar risks, including risks of delinquency and taking title to collateral, the dependence upon the successful operation of, and income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property.

        REIT debt is generally unsecured and may also be subordinate to other obligations of the issuer. We may also invest in CRE securities that are rated below investment grade or that are not rated at all. As a result, investments in unsecured REIT debt are also subject to risks of:

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

        These risks may adversely affect the value of outstanding unsecured REIT debt we hold and the ability of the issuers thereof to repay principal and interest or make distributions. Many, if not all of these risks, may be present even if the REIT debt is secured.

We have in the past and expect to continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity, thereby increasing our risk of loss.

        We have in the past and expect to continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity. For example, in December 2012 we entered into a subscription agreement to invest in the PE Fund JV that is expected to own limited partnership interests in approximately 50 real estate private equity funds. We have in the past and may in the future also determine to invest in residential real estate, manufactured and multi-family housing and other asset classes with which we have limited or no prior experience. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.

We recently entered into a subscription agreement to invest in a newly-formed PE Fund JV that will own interests in approximately 50 real estate private equity funds and there is no assurance this transaction will be consummated on the terms contemplated or produce expected results.

        In December 2012, we entered into a subscription agreement to invest in a newly-formed PE Fund JV that will own interests in approximately 50 real estate private equity funds with an aggregate reported NAV of approximately $765 million as of June 30, 2012. We anticipate funding $275 million into the PE Fund JV and may have a future capital commitment of approximately $70 million. This transaction may not close on the terms anticipated and we may not realize the benefits we expect. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (i) the NAV as of June 30, 2012 does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (ii) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; (iii) we may be unable to satisfy the various conditions to closing of the transaction, including obtaining consents outside of our control and certain general partners of the funds may exercise rights of first refusal to purchase fund interests, consequently the size of the transaction could vary significantly from our expectations; and (iv) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of their investment. Furthermore, we are co-investing with NorthStar Income I, which increases the likelihood that we could have conflicts of interest with that company.

Risks Related to Our Financing Strategy

Liquidity is essential to our business and we rely on outside sources of capital that have been negatively impacted by U.S. and global economic conditions.

        We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for us has been the debt and equity capital markets, including issuances, directly or indirectly, of common equity, preferred equity, trust preferred securities and exchangeable senior notes, as well as notes in securitized financing transactions. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis covering 2007 to 2010. Despite improvements in 2011 and 2012, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business, and our ability to operate and liquidity could be severely impacted. For information about our available sources of funds, refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and the notes to our consolidated financial statements located in Part II, Item 8. of this Annual Report on Form 10-K.

Our portfolio is highly leveraged, which may adversely affect our return on our investments and may reduce cash available for distribution.

        We leverage our portfolio generally through the use of credit facilities, mortgage notes, securitizations, including the use of CDOs, CMBS and other borrowings. The type and percentage of financing varies depending on our ability to obtain credit and the lender's estimate of the stability of the portfolio's cash flow. However, we do not restrict the amount of borrowings that we may incur. High leverage can, particularly during difficult economic times, increase our risk of loss and harm our liquidity. Moreover, we may have to incur more recourse borrowings, including recourse borrowings that are subject to mark-to-market risk, in order to obtain financing for our business.

We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.

Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.

        Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or "yield curves," affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, originate or acquire CRE debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.

        Interest rate changes may also impact our net book value as our CRE securities, CRE debt and hedge derivatives are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.

        Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our CRE securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market, and vice versa. This would have similar effects on our CRE securities portfolio and our financial position and operations to a change in interest rates generally.

        Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes. As of December 31, 2012, a hypothetical 100 basis point increase in interest rates applied to our floating-rate assets would increase our annual interest income by approximately $21 million offset by an increase in our interest expense of approximately $23 million on our floating-rate liabilities.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.

        Our operating results depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and fair value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.

        We may enter into interest rate swap, cap or floor agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

  •
  the duration of the hedge may not match the duration of the related liability or asset;

  •
  our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

  •
  the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

  •
  the counterparties with which we trade may cease making markets and quoting prices in such instruments, which may render us unable to enter into an offsetting transaction with respect to an open position;

  •
  the party owing money in the hedging transaction may default on its obligation to pay; and

  •
  we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.

        Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

        The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We utilize short-term borrowings to finance our investments. We may utilize short-term borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral which could cause an adverse impact on our results of operations.

        While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitized financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase agreements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. In 2011 and 2012, we, through three wholly-owned subsidiaries, obtained two credit facilities that provide for an aggregate of up to $140 million to finance loan originations and one $100 million to make investments in CMBS. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. If the fair value of the assets subject to our repurchase credit facilities decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. Our repurchase credit facilities provide for an unrestricted cash covenant of $45 million and this amount may increase in the future. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our income generated on such assets. In the event that we are unable to meet the collateral obligations in our short-term financing arrangements, our financial condition could deteriorate rapidly.

We use leverage in connection with our investments, which increases the risk of loss associated with our investments.

        We finance the origination and acquisition of a portion of our investments with our Credit Facilities, CMBS bonds, securitization transactions and other term borrowings, which may include repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.

        Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the fair value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        As of December 31, 2012, our real estate portfolio had total borrowings of $787 million associated with non-variable-interest entities mortgage financing. Financing for new real estate investments and our maturing borrowings may be provided by credit facilities, private or public debt offerings, assumption of secured borrowings, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with financing, including the risks that our cash flow will be insufficient to make timely payments of interest or principal, that we will be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing will not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability and the amount of distributions we are able to pay to our stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.

We retain the equity interests in our CDOs, which entails certain risks, including that these interests are the most junior interests and receive distributions only if the CDO generates enough cash flow to pay all of the other senior CDO bonds.

        Our retained equity interests in our CDOs represent leveraged investments in the underlying assets. The senior CDO bonds participate in the cash flow in CDOs and distributions on equity interests are generally made only after payment of interest on, and principal of, the senior CDO bonds. Although generally there is no interest or principal due on the equity notes, distributions may be made to us as holders of the equity interests on each payment date only after all of the other required payments are made. There will be little or no cash flow available to our equity interests if there are defaults by the obligors under the underlying collateral and those defaults exceed a certain amount. In that event, the value of our retained equity interests in our CDOs could decrease quickly and substantially. There can be no assurance that after making required payments on the senior CDO bonds there will be any remaining funds available to pay us. Accordingly, our retained equity interests may not be paid in full and we may be subject to a loss of all or part of our interest in the event that payments are not made on the underlying assets or losses are incurred with respect to the underlying assets, which could have a material adverse effect on us.

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

        As of December 31, 2012, all of our real estate debt CDOs were in compliance with their OC and IC tests. Five of our N-Star securities CDOs (I, II, III, V and VII) were out of compliance with their respective OC tests and we expect that complying with OC and IC tests will continue to be difficult. Challenging economic conditions, deterioration of the CRE market and credit rating downgrades of real estate securities would make complying with OC and IC tests more difficult or even impossible in the future. Our failure to satisfy the coverage tests could adversely affect our operating results, liquidity and cash flows.

The reinvestment period for all of our CDOs have expired.

        During the reinvestment period of our CDOs, we are allowed to reinvest principal payments on the underlying assets into qualifying replacement collateral. Because we are unable to reinvest principal in these CDOs after the reinvestment period ends, principal repayments after the reinvestment period ends will pay down the senior bonds, which will delever the CDO and negatively impact our cash flow. Additionally, our ability to reinvest has been instrumental in maintaining OC and IC ratios under our CDOs. Following the end of the reinvestment period in our CDOs, our ability to maintain the OC and IC ratios will be negatively impacted, which could adversely affect our cash flow and results of operation.

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

        We have in the past and may continue to finance assets that we hold on our balance sheet within our CDOs. For example, we financed a $75 million preferred equity interest and a $121 million mortgage loan in our healthcare portfolio within our CDOs. The aggregate interest expense on these financings for the year ended December 31, 2012 was $12 million. These loans and related interest expense are eliminated in consolidation. While we believe such transactions are entered into on market terms, we could be subjected to additional scrutiny because we control both the CDOs and the assets being financed by the CDOs. If it was ever determined that we did not satisfy our obligations to a CDO in connection with such a financing, we could be subject to damages and costs that may adversely affect our business, operations and financial condition.

The documentation governing our CDOs is complex and contains certain ambiguities that are subject to interpretation.

        Each of our CDOs is governed by an indenture, collateral management agreement and other documentation. The documents are complex and collectively describe the conditions upon which we can sell assets and reinvest principal proceeds and set forth covenants and other provisions to which we and the CDOs are subject. In certain circumstances, the performance of the underlying CDO collateral has raised ambiguities in our CDO documentation. Although we have as a general matter been able to reach agreement with our CDO trustees as to how the CDO documentation should be interpreted, it is possible that we and our CDO trustees may not be able to reach agreement on important CDO documentation provisions in the future. To the extent we and our CDO trustees are unable to resolve any differences in the interpretation of CDO documentation, or if third parties, such as bondholders or other parties, do not agree with conclusions that are reached by us and/or the CDO trustees, our ability to manage the underlying collateral, and thus maintain the OC and IC ratios and otherwise optimize the performance of our CDOs, may be adversely affected. We could take a position, inadvertently or otherwise, that a court ultimately determines constitutes a breach of the underlying agreements and the results of such a determination could have a material adverse affect on our business and financial condition.

We may be unable to complete additional securitized financings in a CDO or other form due to, among other things, the decreased liquidity in the CRE market.

        We historically accessed the securitization markets to finance our legacy CRE debt and security investments with non-recourse, non-mark to market, long-term liabilities which were structured as CDOs. Issuing long-term financing, such as CDO bonds, has historically been an important part of our overall business plan. In November 2012, we closed our first securitization transaction since 2007, however, we may be unable to complete similar transactions in the future due to several factors, including decreased liquidity in the CRE market. If we are unsuccessful in accessing this market, we may be exposed to less favorable financing terms, if any, which could adversely affect our business.

If we breach representations or warranties that we made in our recent CMBS financing transaction, or if either we or NorthStar Income I suffer a loss in our retained interests in that transaction, our financial condition could be harmed.

        In November 2012, we closed a CMBS financing transaction collateralized by $351 million of directly originated CRE debt by us and NorthStar Income I. We, through our subsidiaries, contributed five CRE debt investments with a $152 million aggregate principal balance to the CMBS financing transaction and NorthStar Income I, through its subsidiaries, contributed nine CRE debt investments with a $199 million aggregate principal balance. This transaction involved the issuance and sale of a total of $228 million of investment-grade bonds. Affiliates of ours and NorthStar Income I retained all of the below investment-grade bonds with an affiliate of ours retaining $54 million of a total of $124 million, representing our equity interest in the CRE debt we contributed to the CMBS financing transaction. This is the first such financing transaction we had completed in several years.

        In connection with the CMBS financing transaction, subsidiaries of ours made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties or a defect in the documentation of any of the contributed assets, which breach or defect materially and adversely affects the value of the subject contributed asset, the value of the related mortgaged property or the interests of the trustee therein, then a subsidiary of ours, NRFC Sub-REIT Corp., or Sub-REIT, will be required to either cure the breach, repurchase the affected contributed asset from the issuing entity, replace the affected contributed asset with another asset or make a loss of value payment, as the case may be. Any such loss could be material and have an adverse effect on our financial condition.

        Further in connection with this transaction, since we and NorthStar Income I both contributed assets into a single securitization, we entered into a partnership agreement with NorthStar Income I that provides that both parties will receive the economic benefit and bear the economic risk associated with the assets each contributed into the securitization. In both cases, a portion of our and NorthStar Income I's respective retained interests will be subordinate to interests of the senior bondholders. In the event that we or NorthStar Income I suffers a complete loss of a portion of the respective retained interests, any additional losses would be borne by the remaining retained interests held by us or NorthStar Income I, as the case may be, prior to the senior bondholders.

        We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.

Our exchangeable senior notes and our repurchase credit facilities are recourse obligations to us.

        As of December 31, 2012, $303 million of our exchangeable senior notes were outstanding, of which $36 million is due in June 2013, $13 million is due in June 2014, $173 million is due in March 2016 and $82 million is due in June 2019. These amounts are full recourse obligations of our company. If we are not able to extend, refinance or repurchase these borrowings, we may not have the ability to repay these amounts when they come due. Our inability to repay any of our exchangeable senior notes could cause the acceleration of our borrowings, which would have a material adverse effect on our business.

        In 2011 and 2012, we, through three wholly-owned subsidiaries, obtained two credit facilities that provide for an aggregate of up to $140 million to finance loan originations and one credit facility that provides up to $100 million to make investments in CMBS. We may enter into additional facilities in the future and increase available lines under our current facilities. In connection with our existing credit facilities, we executed guaranty agreements with our lenders pursuant to which we guaranteed the obligations of the borrowers. Certain events of default under the credit facilities could cause us to become liable to repay the borrowings under the repurchase credit facilities, which could have a material adverse effect on our business.

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

The holders of our senior exchangeable notes may elect to exchange those notes prior to maturity and we would be required to use unrestricted cash, common stock or both to satisfy our exchange obligations.

        Our exchangeable senior notes may be exchanged at any time prior to maturity at the option of the holder in accordance with the terms of the applicable indenture. At the time of the issuance of the notes, we made a revocable election to satisfy our exchange obligations with cash for the principal amount of the notes and with common stock for any value of the notes in excess of the principal amount as determined in accordance with the applicable indenture. We may change our election at any time in accordance with the terms of the applicable indentures and elect to satisfy all exchanges with only common stock or cash, rather than a combination of cash and stock. If holders of the notes determine to exchange their notes prior to maturity, we could be required to use unrestricted cash to satisfy those exchanges, which could negatively impact our liquidity. If we determine to use only common stock to exchange our notes rather than cash, our existing stockholders could suffer significant dilution. While we do not anticipate significant exchanges occurring at this time, if the price of our common stock continues to rise and our distribution continues to increase, the economic incentive to exchange our notes may increase.

Loan repayments have historically been a source of liquidity and the ability of borrowers to repay their loans may be negatively affected by challenging U.S. and global economic conditions and downturns in the overall U.S. economy.

        Voluntary repayment of CRE debt and security investments has historically been a source of liquidity for us. Borrowers may not able to refinance loans at their maturity given, among many other factors, the increased cost of capital and reduced property values. Such loans could go into default and the liquidity that we would receive from such repayments will not be available. Furthermore, given the higher cost of capital in the CRE market, borrowers that are performing on their loans will most likely extend such loans if they have that right, which will further delay our ability to access liquidity through repayments.

We may be unable to obtain financing required to originate or acquire investments as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions to our stockholders.

        We expect to fund a portion of our CRE debt, security, equity and other opportunistic investments with financing. We cannot assure our stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to utilize our Credit Facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. Challenges in the credit and financial markets have reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions to our stockholders.

Risks Related to Our Asset Management Business

The organization and management of NorthStar Income I, NorthStar Healthcare and NorthStar Income II and any future funds that we raise may create conflicts of interest.

        We sponsor and, through a wholly-owned subsidiary, are the advisor of NorthStar Income I, a non-traded REIT that is currently raising capital via a continuous offering. Additionally, we sponsor NorthStar Healthcare, a non-traded REIT that was formed to originate, acquire and manage a diversified portfolio of debt and equity investments in the healthcare sector. In 2012, NorthStar Healthcare's registration statement on Form S-11 was declared effective by the SEC. We plan on raising capital for NorthStar Healthcare and it will be managed by us through a subsidiary advisor. Lastly, we sponsor a third non-traded REIT, NorthStar Income II, that has an investment strategy substantially similar to NorthStar Income I and that filed a registration statement on Form S-11 with the SEC in December 2012.

        Our Sponsored REITs, along with any new non-traded REITS or similar type entities we may manage, will acquire assets consistent with their business objectives and that are allocated to them in accordance with our investment allocation policy, which we adopted to ensure that investments are allocated fairly and appropriately among us and our Sponsored REITs. Our investment strategy may be very similar to that of our Sponsored REITs, and therefore many investment opportunities that are suitable for us may also be suitable for our Sponsored REITs, resulting in potential conflicts of interest, including between investors in these Sponsored REITs and our stockholders, and although we have adopted an investment allocation policy to reduce the conflicts of interest between us and our Sponsored REITs, there is no assurance that we will be successful in eliminating the conflicts arising from the allocation of investment opportunities. When determining the entity for which an investment opportunity would be the most suitable, the factors that our investment professionals may consider include, among other factors, the following:

  •
  investment objectives, strategy and criteria;

  •
  cash requirements;

  •
  effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

  •
  leverage policy and the availability of financing for the investment by each entity;

  •
  anticipated cash flow of the asset to be acquired;

  •
  income tax effects of the purchase;

  •
  the size of the investment;

  •
  the amount of funds available;

  •
  cost of capital;

  •
  risk return profiles;

  •
  targeted distribution rates;

  •
  anticipated future pipeline of suitable investments;

  •
  the expected holding period of the investment and the remaining term of the Sponsored REIT, if applicable; and

  •
  affiliate and/or related party considerations.

        If, after consideration of the relevant factors, we determine that an investment is equally suitable for us and one of our Sponsored REITs, the investment will be allocated among each of the applicable

NorthStar entities, including us, on a rotating basis. If, after an investment has been allocated to us or another NorthStar entity, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our investment professionals, more appropriate for a different NorthStar entity to fund the investment, we may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, we may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.

        There is no assurance this policy will remain in place during the entire period we are seeking investment opportunities. In addition, we may sponsor additional investment vehicles in the future and, in connection with the creation of such investment vehicles, may revise these allocation procedures. The result of a revision to the allocation procedures may, among other things, be to increase the number of parties who have the right to participate in investment opportunities sourced by us, thereby reducing the number of investment opportunities available to us.

        In addition, under this policy, our investment professionals may consider the investment objectives and anticipated future pipeline of future investments of the investment vehicles that we sponsor. We may choose, for a variety of reasons, to source investment opportunities in the healthcare industry to NorthStar Healthcare rather than to us. The decision of how any potential investment should be allocated among us and one of our Sponsored REITs for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by us.

        We earn management and other fees for our services to our Sponsored REITs. Our executives and other real estate and debt finance professionals may face conflicts of interest in allocating their time among NorthStar and our Sponsored REITs. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.

Our organization and management of our Sponsored REITs could distract our management and have a negative effect on our business.

        The organization and management of our Sponsored REITs could divert our management team's attention from our existing business to form and manage the operations and personnel of our Sponsored REITs and implement the business initiatives. Our management team could be required to spend significant time and financial resources on our Sponsored REITs, which could distract and prevent them from furthering our core business activities, regardless of the outcome of our Sponsored REITs. Consequently, this could have a negative effect on our business.

Our ability to raise capital and attract investors in our Sponsored REITs is critical to their success and consequently our ability to grow our asset management business.

        Our Sponsored REITs depend upon our ability to attract purchasers of equity interests, which is highly dependent upon the efforts of the motivated sales force of our subsidiary, NorthStar Realty Securities. NorthStar Realty Securities is a FINRA member wholesale broker-dealer that is registered in the various jurisdictions in which our Sponsored REITs will do business. Our ability to grow our Sponsored REITs will be dependent on our ability to retain and motivate our sales force and other key personnel and to strategically recruit, retain and motivate new talent. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified professionals is extremely competitive. If we do not retain a motivated and effective sales force, or our sales professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and possibly existing investors, which would have a material impact on our Sponsored REITs. If we do not successfully grow our Sponsored REITs, our asset management business will suffer and our revenues and financial condition could deteriorate.

Because there are numerous companies seeking to raise capital through non-traded REITs, it may be more difficult for us to do so, particularly as a relatively new sponsor.

        The number of entrants in the non-traded REIT space has grown significantly over the last couple of years. We have invested significant capital into the organization and management of our Sponsored REITs, NorthStar Income I, NorthStar Healthcare and NorthStar Income II and may in the future invest additional capital in other non-traded REIT products. Based on publicly-available information, as of December 31, 2012, there were 55 active non-traded REITs in the marketplace and 19 others have filed registration statements, including NorthStar Income II. As a result, we will be subject to significant competition from these and other companies seeking to raise capital in the non-traded REIT space. There can be no assurance that we will be able to compete successfully against current and future competitors and raise capital through our Sponsored REITs or recoup our invested capital.

There is no assurance NorthStar Realty Securities will be able to enter into third-party selling agreements on behalf of NorthStar Healthcare, NorthStar Income II or any other new entities we may sponsor or that NorthStar Realty Securities will be able to enter into additional third-party selling agreements on behalf of NorthStar Income I. Additionally, declines in asset value and reductions in distributions in our Sponsored REITs could cause the loss of such third-party selling agreements and limit our ability to sign future third-party selling agreements.

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

Misconduct by third-party selling broker-dealers or our sales force could have a material adverse effect on our business.

        We rely on selling broker-dealers and our broker-dealer sales force to properly offer our programs to customers in compliance with our selling agreements and with applicable regulatory requirements. While these persons are responsible for their activities as registered broker-dealers, their actions may nonetheless result in complaints or legal or regulatory action against us. These actions could also directly or indirectly harm the industry generally or our reputation specifically, which could harm our business.

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

        Government and self-regulatory organizations have significant influence over the regulatory framework under which our company operates. In the past, these organizations have also undertaken significant measures to influence market forces including quantitative easing, direct capital infusions into struggling industries or other programs and strategies. As one recent example, in 2011, FINRA issued Regulatory Notice 11-44, as supplemented by Regulatory Notice 12-14 in March 2012, that contained proposals that, if implemented without modification, may significantly affect the manner in which non-traded REITs, such as our Sponsored REITs, raise capital. The proposals may cause a reduction in capital raised by non-traded REITs, which may cause a negative impact on our Sponsored REITs' ability to achieve their business plans, our ability to launch new Sponsored REITs and may further result in a reduction of revenue we are able to earn from our Sponsored REITs.

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

We currently sponsor three non-traded REITs, two of which have effective registration statements, and non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We and the non-traded REITs we sponsor could become the subject of scrutiny and may face difficulties in raising capital for these companies should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds for these companies which would negatively impact our business.

        The securities of our Sponsored REITs, like other non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations, such as FINRA, adopt rules, subject to approval by the SEC that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker- dealers.

        Furthermore, in 2011, FINRA issued Regulatory Notice 11-44, which FINRA revised in 2012 with its issuance of Regulatory Notice 12-14. This notice contained proposals that, if implemented without modification, may significantly affect the manner in which non-traded REITs, raise capital. The proposals contained in Regulatory Notices 11-44 and 12-14 may cause a significant reduction in capital raised by non-traded REITs, which may cause a material negative impact on our Sponsored REITs ability to achieve their business plans and to successfully complete their offerings.

        As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly our Sponsored REITs may face increased difficulties in raising capital in their offerings. Should these companies be unable to raise substantial funds in their offerings, the number and type of investments they may make will be curtailed, all of which could materially adversely affect our fee income generated from our broker-dealer that acts as the dealer manager of these offerings as well as our advisor, that earns fees based on capital under management and the nature of the transactions undertaken by our Sponsored REITs. If we, or our Sponsored REITs become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and be distracting to our management.

The creation and management of our Sponsored REITs, CDOs and other vehicles could require us to register with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisors Act, which could impact the types of investments that it recommends our Sponsored REITs make and cause us not to invest in opportunities that meet the respective Sponsored REITs investment criteria. If we are required to register, it could also hinder our operating performance and negatively impact our business and subject us to additional regulatory burdens and costs that we are not currently subject.

        We are not currently required to register as an investment adviser under the Investment Advisers Act. Furthermore, we believe that if we manage our Sponsored REITs consistent with the strategy adopted by their respective board of directors, we will not be required to register under the Investment Advisers Act even as a result of changes to the Investment Advisers Act implemented by the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, which became effective in July 2011. As a result of the Dodd-Frank Act, many investment advisers that previously relied on the private adviser exemption under the Investment Advisers Act, which was repealed by the Dodd-Frank Act, may need to register as an investment adviser with the SEC, or seek an exemption from registration.

        Given the changes instituted by the Dodd-Frank Act, an investment adviser may be required to register with the SEC as an investment adviser if it has regulatory assets under management in excess of relevant statutory thresholds (or meets other statutory requirements), even if it manages only a single client. Whether an adviser has sufficient regulatory assets under management to require registration depends on the nature of the assets it manages. In calculating regulatory assets under management, we must include the value of each "securities portfolio" we manage. If the investments of our Sponsored REITs were to constitute a "securities portfolio" under the Investment Advisers Act, then we would be required to register. Specifically, we believe that the assets of our Sponsored REITs will not constitute a securities portfolio so long as a majority of the assets consist of originated loans, real estate and cash and the assets do not currently constitute a securities portfolio. Since we do not believe the assets of our Sponsored REITs will constitute a securities portfolio, we do not believe we have any regulatory assets under management, and therefore do not need to register.

        We intend to manage the investments of our sponsored vehicles consistent with their respective strategy and so as they will continue to not constitute a securities portfolio in the future. In so doing, it is possible that we could determine not to seek and recommend certain CRE debt and securities available on the secondary market that we might otherwise consider for our Sponsored REITs. In such a scenario, we may not invest in opportunities on behalf of our Sponsored REITs that could improve their operating performance and positively impact their performance. If the board of directors of the respective Sponsored REIT determines to modify its strategy in such a way as to make it likely that we would be required to register under the Advisers Act, our business may be negatively affected because we may, among other things, have to devote significant additional management time, may incur significant additional costs and/or may experience a reduction in revenue associated with compliance with the requirements of the Advisers Act.

Termination of management arrangements with one or more of our managed entities could harm our business.

        We provide management services to our existing Sponsored REITs and CDOs and may provide management services to additional entities in the future. Our management services can be terminated for reasons outside of our control. Upon any such termination, our management fees, after payment of any termination payments required, would cease, thereby reducing our expected revenues.

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

There are risks in using custodians.

        Our business may depend on the services of custodians to carry out certain transactions. In the event of the insolvency of a custodian, our managed entities might not be able to recover equivalent assets in full as they will rank among the custodian's unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, the cash held by our managed entities with a custodian will not be segregated from the custodian's own cash and such entities will therefore rank as unsecured creditors in relation thereto.

Risks Related to Our Investments in Healthcare Assets

The healthcare industry is highly competitive and we expect it to become more competitive.

        We own and manage a portfolio of healthcare properties, with a focus on the senior housing sector. A majority of our assets are assisted living, skilled nursing and independent living facilities. In addition, NorthStar Healthcare's registration statement on Form S-11 was declared effective by the SEC in the third quarter 2012. NorthStar Healthcare is a non-traded REIT formed to originate, acquire and manage a diversified portfolio of debt and equity investments in the healthcare property sector that we sponsor and advise. Our wholly-owned broker-dealer also acts as the dealer manager for this offering. Once NorthStar Healthcare begins to raise capital, we will earn management and other fees for our services.

        The healthcare industry is highly competitive and we expect that it may become more competitive in the future. The operators of the facilities we own or lend to compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, life care at home, facility-based service programs, retirement communities and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the assisted living and independent living segments of the healthcare industry are not substantial, although there are often regulatory barriers to the development of skilled nursing facilities. Consequently, our operators may encounter increased competition that could limit their ability to attract new residents, raise resident fees or expand their businesses, which could adversely effect our revenues and earnings.

Our failure or the failure of our operators to comply with licensing and certification requirements, the requirements of governmental reimbursement programs such as Medicare or Medicaid, fraud and abuse regulations or new legislative developments may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        We or our operators, as the case may be, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. With respect to our healthcare properties held and operated through net lease structures, we have no direct control over our operators' ability to meet the numerous federal, state and local regulatory requirements. Changes in these laws and regulations could negatively affect the ability of our operators to make lease payments to us and our ability to make distributions to our stockholders. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. In addition, failure to comply with these laws, requirements and regulations may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular:

  •
  Licensing and Certification.  We, our operators and our healthcare properties are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically surveyed by them to confirm compliance. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of reimbursement payments until all licensure or certification issues have been resolved and the necessary licenses or certification are obtained or reinstated. Our healthcare properties may require governmental approval in the form of a certificate of need, or CON, that generally varies by state and is subject to change, prior to the addition of new beds, the addition of service or certain capital expenditures. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State licensing laws require operators of healthcare facilities to comply with extensive standards governing operations. State agencies administering those laws regularly inspect such facilities and investigate complaints. Failure to meet all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services. In such event, revenues from those facilities could be reduced or eliminated for an extended period of time or permanently. Transfers of operations of healthcare facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate.

  •
  Medicare and Medicaid.  Generally, a portion of the revenue from the operation of our healthcare properties (and a significant portion of the revenue in the case of a skilled nursing facility) is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain enrollment and participation in these programs would result in a loss of funding from such programs. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control healthcare costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of healthcare services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding healthcare costs and their budgetary impact and the specter of fraud and abuse in claims reimbursement may result in significant reductions in payments to our operators, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Exclusion, debarment, suspension or other ineligibility to participate in federal healthcare programs or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could cause our or our operator's revenue and the value of the affected healthcare properties to decline.

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

  •
  Other Laws.  Other laws that impact how we and our operators conduct business include: federal and state laws designed to protect the confidentiality and security of patient health information; state and local licensure laws; laws protecting consumers against deceptive practices; laws generally affecting the management of our healthcare properties and equipment and how our operators generally conduct their operations, such as fire, health and safety, and environmental laws; federal and state laws affecting healthcare facilities mandating quality of services and care, and quality of food service; resident rights (including abuse and neglect laws); and health standards set by the federal Occupational Safety and Health Administration.

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

        The healthcare industry is heavily regulated by federal, state and local governmental bodies. Healthcare operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our operators to make lease payments to us and our ability to make distributions to our stockholders.

        Many of our targeted properties and their operators may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the operator. These events could materially adversely affect our operators' ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our operators.

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

        On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the United States and are becoming effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The healthcare reform legislation includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the healthcare reform legislation expands reporting requirements and responsibilities related to facility ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators' ability to participate in federal health programs may be adversely affected. In addition, the healthcare reform legislation contains new initiatives to strengthen post-acute care services and promote relationships between acute and post-acute care providers. If our operators fail to strengthen or maintain their relationships with acute care providers, the operators revenues could decline which could ultimately have an impact on their ability to pay rent. Moreover, there may be other aspects of the healthcare reform legislation for which regulations have not yet been adopted. All of these provisions of the healthcare reform legislation including those that have yet to be adopted, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to pay distributions to our stockholders.

State law may limit the availability of certain types of healthcare facilities for our acquisition or development and may limit our ability to replace obsolete properties.

        CON laws may impose investment barriers for us. Some states regulate the supply of some types of healthcare facilities, such as skilled nursing facilities or assisted living facilities, through CON laws. A CON typically is a written statement issued by a state regulatory agency evidencing a community's need for a new, converted, expanded or otherwise significantly modified healthcare facility or service which is regulated pursuant to the state's statutes. These restrictions may create barriers to entry or expansion and may limit the availability of properties for our acquisition or development. In addition, we may invest in properties which cannot be replaced if they become obsolete unless such replacement is approved or exempt under a CON law.

Our operators are faced with increased litigation and rising insurance costs that may affect their ability to make their lease or mortgage payments.

        In some states, advocacy groups have been created to monitor the quality of care at healthcare facilities and these groups have brought litigation against operators. Also, in several instances, private litigation by patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs incurred by our operators for monitoring and reporting quality of care compliance. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Continued cost increases could cause our operators to be unable to make their lease or mortgage payments, potentially decreasing our revenue and increasing our collection and litigation costs. Moreover, to the extent we are required to take back the affected facilities, our revenue from those facilities could be reduced or eliminated for an extended period of time.

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

        Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay our entrance fees and monthly resident fees. Economic downturns, softness in the housing market, lower levels of consumer confidence, reductions or declining growth of government entitlement programs (such as social security benefits), stock market volatility, changes in demographics and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities. If our operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our operators at our healthcare facilities, our occupancy rates could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our stockholders.

The inability of seniors to sell real estate may delay their moving into our facilities which could materially adversely affect our occupancy rates and our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        The recent economic challenges have negatively affected the U.S. housing market, with certain geographic areas experiencing more acute deterioration than others. Downturns in the U.S. housing market could adversely affect the ability (or perceived ability) of seniors to afford entrance fees and monthly resident fees at our healthcare facilities, as potential residents frequently use the proceeds from the sale of their homes to cover the costs of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our facilities or finance their stays at our facilities. This could cause the amount of our revenues generated by private payment sources to decline. The U.S. housing market has recently demonstrated signs of recovery. However, the uncertainty over the federal budget deficit, political gridlock and many other factors continue to weigh heavily on the markets and the economy. If the housing market does not improve or again experiences declines, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

        The slowdown in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes and eligibility expansions authorized by the healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare related programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our operators and their ability to meet their obligations to us.

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

        Healthcare properties are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. A new or replacement operator may require different features in a property, depending on that operator's particular operations. If a current operator is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property for a new operator, or for multiple operators with varying infrastructure requirements, before we are able to release the space. Consequently, our healthcare properties may not be suitable for lease to other operators or for alternative uses without significant expenditures or renovations, which costs may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

If our operators fail to maintain a positive reputation and cultivate new or maintain existing relationships with residents in the markets in which they operate, our operators' occupancy percentage, payor mix and resident rates may deteriorate which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

        The ability of our operators to improve the overall occupancy percentage, payor mix and resident rates at our healthcare facilities, depends on our operators' reputation in the communities they serve and our operators' ability to successfully market our facilities to potential residents. A large part of our operators' marketing and sales effort is directed towards cultivating and maintaining relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Our operators may mismanage our healthcare facilities, be subjected to governmental intervention, including shutting down of the facilities and be the subject of negative public news articles and other adverse attention. In such a case, our operators ability to continue functioning would be in severe jeopardy and our ability to realize value on our underlying assets could be materially adversely affected.

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

        Our operators may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our operators, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and litigation may not, in certain cases, be available to our operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time-to-time, there may also be increases in government investigations of long-term care providers, particularly in the area of Medicare/Medicaid fraud and abuse and resident care, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a healthcare operator's financial condition. If a healthcare operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a healthcare operator is required to pay uninsured punitive damages or if a healthcare operator is subject to an uninsurable government enforcement action, the healthcare operator could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the healthcare operator's business and its ability to meet its obligations to us.

        Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. In response, the healthcare reform law imposes additional reporting requirements and responsibilities for healthcare operators. Patients have also sued healthcare operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. Even if the plaintiffs are not successful in obtaining the awards, the allegations may have an adverse affect on our operators' reputation and may be detrimental to future operations. This litigation and potential future litigation has materially increased the costs incurred by our operators for monitoring and reporting quality of care compliance. Furthermore, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Compliance with the requirements in the healthcare reform law could increase costs as well. Increased costs could limit our operators' ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace an operator, our revenue from the affected property could be reduced or eliminated for an extended period of time.

Delays in our operators' collection of their accounts receivable could adversely affect their cash flows and financial condition and their ability to meet their obligations to us.

        Prompt billing and collection are important factors in the liquidity of our operators. Billing and collection of accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. The inability of our operators to bill and collect on a timely basis pursuant to these regulations and rules or pursuant to any other programs, federal, state or otherwise, could subject them to payment delays that could negatively impact their cash flows and ultimately their financial condition and their ability to meet their obligations to us.

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

        Our future success depends, to a significant extent, upon the continued services of our key personnel, including our executive officers, and our Chairman and Chief Executive Officer, David T. Hamamoto, and Chief Investment and Operating Officer, Daniel R. Gilbert and President, Albert Tylis, in particular. For instance, the extent and nature of the experience of our executive officers and nature of the relationships they have developed with real estate developers and financial institutions are critical to the success of our business. Our executive officers have significant real estate investment experience. We cannot assure our stockholders of their continued employment with us. The loss of services of certain of our executive officers could harm our business and our prospects.

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

        We have historically paid a substantial portion of our overall compensation in the form of equity awards. We may at times have limited availability under our incentive plans to issue equity awards to our employees. We may seek stockholder approval for additional equity awards and there is no assurance our stockholders would grant such approval. To the extent we do not have sufficient equity awards available, we may have to compensate our employees in a greater proportion of cash relative to historical periods. Because adjusted funds from operations, or AFFO, excludes equity-based compensation expense, payment of higher levels of cash relative to equity awards will have a negative impact on our AFFO and reduce our liquidity position. Additionally, the lack of availability of equity awards could impact our ability to retain employees as equity awards historically have been a significant component of our long-term incentives.

Our platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure.

        While we believe our platform for operating our business is highly scalable and can support significant growth without substantial new investment in personnel and infrastructure, we may be wrong in that assessment. Our business has grown substantially over the course of the past year which has placed additional demands on management and other personnel, as well as our support infrastructure. It is possible that if our business continues to grow substantially, we will need to make significant new investment in personnel and infrastructure to support that growth. We may be unable to make significant investments on a timely basis or at reasonable costs and our failure in this regard could disrupt our business and operations.

If our portfolio management systems are ineffective, we may be exposed to material unanticipated losses.

        We continue to refine our portfolio management techniques, strategies and assessment methods. However, our portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns and could result in losses. Refer to Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for additional details regarding portfolio management.

We are highly dependent on information systems and systems failures could significantly disrupt our business.

        As a diversified CRE investment and asset management company, our business is highly dependent on communications and information systems, including systems provided by third parties for which we have no control. Any failure or interruption of our systems, whether as a result of human error or otherwise, could cause delays or other problems in our activities, which could have a material adverse effect on our financial performance.

We may determine to grow our business through acquisitions of assets or other companies which entails substantial risk.

        We may determine to grow our business through the acquisition of assets, including acquiring CDOs or other companies. Such acquisitions entail substantial risk. During our due diligence of such acquisitions, we may not uncover all relevant liabilities and we may have limited, if any, recourse against the sellers. Further, we may not successfully integrate the assets or company that we acquire into our business and operations, which could have a material adverse effect on our financial results and condition.

We believe AFFO is an appropriate measure of our operating performance; however, in certain instances AFFO may not be reflective of actual economic results.

        We utilize AFFO as a measure of our operating performance and believe that it is useful to investors because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as equity-based compensation and unrealized gains (losses) from fair value adjustments. Additionally, we believe that AFFO serves as a reasonable measure of our operating performance because it facilitates evaluation of our company without the effects of selected items required in accordance U.S. GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Nonetheless, in certain instances AFFO may not necessarily be reflective of our actual economic results. For example, if we purchase CMBS at par but its fair value is reduced in a given year, and then we sell the CMBS in the subsequent year at a price between par and the reduced fair value, we would report a realized gain for purposes of AFFO as the difference between the year-end fair value and the sales price even though we would have suffered an economic loss. Our book value would, however, accurately reflect the economic loss because the decrease in fair value of the CMBS in the year of purchase would have been recorded as an unrealized loss in our consolidated statements of operations. As a second example, if we repurchase one of our CDO bonds for 50% of par in a given year and its fair value at the end of the prior year was below 50% of par, we would recognize a realized loss on retirement of liabilities for AFFO purposes when we repurchase the CDO bond even though there is a positive economic impact to the retirement of the liability. Consistent with the first example, while our book value would properly reflect the economic benefit from the repurchase of our liability because the decrease in value of the liability would have been recorded as an unrealized gain in the prior year, the impact to AFFO would not be reflective of actual economic results.

AFFO includes realized gains (losses) on items such as extinguishment of liabilities, sale of CRE securities and repayment of CRE debt in the CSE CDO, which we may not be able to replicate in the future.

        For purposes of AFFO, we include realized gains (losses) from extinguishing our liabilities, including from the repurchase of our CDO bonds payable, sale of CRE securities and repayment of CRE debt in the CSE CDO. Replicating these gains may not be possible, which could significantly impact our AFFO in the future. If we are unable to generate substantial gains in order to increase our AFFO, our stock price could be negatively impacted, which could have a material adverse effect on us.

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

        We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Market volatility may make it difficult to determine the fair value for certain of our assets and liabilities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets and liabilities, the price we ultimately realize will depend on the demand and liquidity in the market at that time for that particular type of asset and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.

Accounting for assets acquired subject to CDO financing may not be reflective of actual economic results.

        U.S. GAAP requires that we record acquired assets and liabilities, including assets and liabilities related to the acquisition of a CDO, at their fair value as of the acquisition date. In July 2010, in connection with the CSE CDO, we were delegated the collateral management and special servicing rights and acquired the original below-investment grade notes, of a $1.1 billion CRE debt CDO for $7 million. U.S. GAAP requires that we consolidate the assets and liabilities underlying the notes and treat each asset and outstanding note as separate and distinct from each other. Such assets and liabilities were recorded at their then fair value, which was at a discount to their outstanding principal amounts. Going forward, the acquisition discount on the CRE debt is generally accreted as non-cash interest income to the estimated recovery value of the CRE debt.

        We elected the fair value option for the CSE CDO bonds payable assumed, therefore cash interest expense from the liabilities is recorded as interest expense and interperiod changes in fair value is recorded as unrealized gains (losses). This results in our recognition of cash and non-cash interest income from the debt and interest expense and unrealized gain (loss) on fair value adjustments of the liabilities in our consolidated statements of operations. This accounting may result in our recognition of net income (loss) from the CSE CDO in excess of the actual net interest margin generated and our AFFO may be different than U.S. GAAP net income (loss) because AFFO excludes unrealized gains (losses) from fair value adjustments. Furthermore, while we may have significant U.S. GAAP net income (loss) and corresponding AFFO as well as operating cash flow, we may not be receiving any cash distributions from our retained interest in our CDO bonds. In addition, the portion of interest income recognized from accretion of the acquisition discount on the CRE debt may never be realized because the principal amount of the CDO bonds payable may ultimately be greater than amounts recovered from the assets.

        In 2012, we recognized $128 million of interest income ($40 million of contractual cash interest and $88 million of non-cash discount accretion), $7 million of cash interest expense and $131 million of unrealized losses on the aggregate change in fair value of CRE securities, derivatives and CDO bonds payable related to the CSE CDO.

U.S. GAAP requirements and fair value adjustments of our liabilities do not necessarily provide a precise economic reflection of our stockholders' equity.

        We have elected the fair value option for almost all of our CDO bonds payable, but we do not fair value the corresponding CRE debt investments, which we hold at principal amount net of any related loan loss reserve. Even if these loans are performing, because of a number of factors, including credit spread widening and concerns over CRE generally, a third-party may not be willing to pay par for such loans. Therefore, our carrying value for these loans is likely above their current economic value. Additionally, while we have liabilities that are valued below the principal amount that we owe on such liabilities, which correspondingly increases our stockholders' equity, absent repurchasing such liabilities at a discount we will be required to repay the full principal amount of such liabilities at maturity or upon a liquidation of the underlying collateral or our company. As a result of the foregoing, our stockholders' equity is not necessarily reflective of current economic or liquidation value.

Our distribution policy is subject to change.

        Our board of directors determines an appropriate common stock distribution based upon numerous factors, including REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Our board of directors reviewed changes to our distribution on a quarterly basis in 2012 but may review less frequently in the future. Furthermore, we have experienced a significant increase in our distribution on our common stock over the past year, however, there is no assurance this trend will continue and our distribution level could remain flat or decline. Future distribution levels are subject to further adjustment based upon any one or more of the risk factors set forth in this Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.

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

Our ability to pay distributions is limited by the requirements of Maryland law.

        Our ability to pay distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.

Our stockholders may experience substantial dilution.

        We have in the past and may continue to undertake numerous and substantial offerings of our common stock and securities that are convertible into our common stock. If we continue to engage in such offerings, whether through the public markets or in private placements, our existing stockholders may experience immediate and substantial dilution in their percentage ownership of our outstanding common stock. Furthermore, our stockholders may experience dilution in the value of their shares depending on the terms and pricing of any new issuances and the value of our assets at such time.

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.

        Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board or directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on limited matters. Our board's broad discretion in setting policies and our stockholders' inability to exert control over those policies increases the uncertainty and risks our stockholders face.

Risks Related to Regulatory Matters and Our REIT Tax Status

We are subject to substantial regulation, numerous contractual obligations and extensive internal policies and failure to comply with these matters could have a material adverse effect on our business, financial condition and results of operations.

        We and our subsidiaries are subject to substantial regulation, numerous contractual obligations and extensive internal policies. Given our organizational structure, we are subject to regulation by the SEC, NYSE, FINRA, the Internal Revenue Service, or the IRS, and other federal, state and local governmental bodies and agencies. These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have also established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. While we have designed policies to appropriately operate our business, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.

        In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective in July 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Maintenance of our Investment Company Act exemption imposes limits on our operations.

        Neither we, nor our operating partnership, NorthStar Realty Finance Limited Partnership, or our Operating Partnership, nor any of the subsidiaries of our Operating Partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

  •
  limitations on capital structure;

  •
  restrictions on specified investments;

  •
  prohibitions on transactions with affiliates; and

  •
  compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

        Section 3(a)(1)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term "investment securities," among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of "investment company" in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

        We believe that neither our Operating Partnership, nor our majority-owned private REIT subsidiary, Sub-REIT, through which we hold the substantial majority of our investments, are investment companies because each of them satisfy the 40% test. We must monitor their holdings to ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of government securities and cash items) on an unconsolidated basis.

        We expect that many of our investments will be held by wholly-owned or majority-owned subsidiaries of Sub-REIT that will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exemption generally requires that at least 55% of a subsidiary's portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future.

Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.

        Certain of our other subsidiaries do not satisfy the 40% test, but instead rely on other exceptions and exemptions from registration as an investment company under the Investment Company Act that either limits the types of assets these subsidiaries may purchase or the manner in which these subsidiaries may acquire and sell assets. For instance, certain of our CDOs rely on the exemption from registration as an investment company under the Investment Company Act provided by Rule 3a-7 thereunder, which is available for certain structured financing vehicles. This exemption limits the ability of these CDOs to sell their assets and reinvest the proceeds from asset sales.

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

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us. This could depress our stock price.

        Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

  •
  "business combination" provisions that, subject to limitations, prohibit certain business combinations between an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

  •
  "control share" provisions that provide that holders of "control shares" of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of issued and outstanding "control shares") have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

        Pursuant to the Maryland Business Combination Act, our board of directors has exempted any business combinations: (i) between us and NorthStar Capital Investment Corp. or any of its affiliates; and (ii) between us and any person, provided that any such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any of them. As a result, such parties may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.

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

        Maryland law also allows a corporation with a class of equity securities registered under the Exchange Act, and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in its charter or bylaws, to a classified board, unless its charter prohibits such an election. Our charter contains a provision prohibiting such an election to classify our board under this provision of Maryland law. This may make us more vulnerable to a change in control. If our stockholders voted to amend this charter provision and to classify our board of directors, the staggered terms of our directors could reduce the possibility of a tender offer or an attempt at a change in control even though a tender offer or change in control might be in the best interests of our stockholders.

Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to our stockholders.

        We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

        Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax.

        We hold substantially all of our assets through Sub-REIT, which is organized to qualify as a REIT for federal income tax purposes. Additionally, we have sponsored and manage, through Sub-REIT, additional entities that qualify or intend to qualify as REITs. Sub-REIT and any REITs we sponsor and manage must also meet all of the REIT qualification tests under the Internal Revenue Code and are subject to all of the same risks as us. If Sub-REIT did not continue to qualify as a REIT, it is likely that we would also not continue to qualify as a REIT. If, for any reason, we failed to continue to qualify as a REIT and we were not entitled to relief under certain Internal Revenue Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify.

Complying with REIT requirements may force us to borrow funds to make distributions to stockholders or otherwise depend on external sources of capital to fund such distributions.

        To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.

        From time-to-time, we may generate taxable income greater than our net income (loss) for U.S. GAAP, due to among other things, amortization of capitalized purchase premiums, fair value adjustments and reserves. In addition, our taxable income may be greater than our cash flow available for distribution to stockholders as a result of, among other things, repurchases of our outstanding debt at a discount and investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for example, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).

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

        Additionally, under Section 108(i) of the Internal Revenue Code, our Operating Partnership will be required to recognize the deferred COD income described in the previous paragraph ratably over a five-taxable year period beginning in 2014, which will increase the amount of our annual REIT distribution requirement in each of those years, without any corresponding increase in cash flow.

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

We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.

        We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including assets we have owned and past transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans typically do not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests. In addition, we have entered into sale and repurchase agreements under which we nominally sold certain of our mortgage assets to a counterparty and simultaneously entered into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to continue to qualify as a REIT.

        The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to continue to qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a taking title to collateral, the federal alternative minimum tax and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable REIT subsidiaries, or TRSs.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

        To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the source of income requirements for qualifying as a REIT.

        We must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs.

        If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Modification of the terms of our CRE debt investments and the mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.

        Our CRE debt and security investments have been and may continue to be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property and for other reasons. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.

        IRS Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our mortgage loans, mezzanine loans and B-Notes and mortgage loans underlying our CMBS are "significantly modified" in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.

Our ability to invest in distressed debt may be limited by our intention to maintain our qualification as a REIT.

        We have and may in the future acquire distressed debt, including distressed first mortgage loans, subordinate mortgage interests, mezzanine loans and CMBS. In general, under the Loan-to-Value

Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% Value Test. IRS Revenue Procedure 2011-16 provides a safe harbor under which the IRS has stated that it will not challenge a REIT's treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of: (i) the fair market value of the real property securing the loan determined as of the date the REIT committed to originate or acquire the loan; or (ii) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor will help us comply with the REIT asset tests immediately following the acquisition of distressed debt. It will be less helpful as the value of the distressed debt increases. Under the safe harbor, when the value of a distressed debt exceeds the fair market value of the real property that secures the debt, determined as of the date we committed to acquire the debt, the excess will be treated as non-qualifying asset. Accordingly, an increasing portion of a distressed debt will be treated as a non-qualifying asset as the value of the distressed debt increases. Additionally, Revenue Procedure 2011-16 states that the IRS will treat a distressed debt as producing a significant amount of non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16 indicates that interest income on distressed debt will be treated as qualifying income based on the ratio of (i) fair market value of the real property securing the debt determined as of the date we committed to acquire the debt and (ii) the face amount of the debt (and not the purchase price of the debt). The face amount of a distressed debt will typically exceed the fair market value of the real property securing the debt on the date we commit to acquire the debt. Because distressed debt may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of a distressed debt may be treated as a non-qualifying asset for the REIT asset tests once the debt increases in value, we may be limited in our ability to invest in distressed debt and maintain our qualification as a REIT.

Our investments in distressed debt may produce "phantom income" that will increase the amount of taxable income we have to distribute to satisfy the REIT distribution requirement and may cause us to sell assets, borrow or make taxable distributions of debt or equity securities to satisfy that requirement.

        Our acquisition of distressed debt may cause us to recognize "phantom income" (or non-cash income) for federal income tax purposes. For example, if we acquire non-publicly traded distressed debt and then significantly modify that debt, we would recognize gain on the resulting deemed exchange equal to the difference between the adjusted issue price of the distressed debt and our adjusted tax basis in the distressed debt. Because we typically acquire distressed debt at a significant discount, our adjusted tax basis in the distressed debt typically is significantly lower than the adjusted issue price of the distressed debt. Accordingly, if we significantly modify non-publicly traded distressed debt, we may recognize a substantial amount of taxable income without receiving any cash. That "phantom income" will increase the amount of taxable income we are required to distribute to satisfy the REIT distribution requirement. To satisfy that requirement, we may have to sell assets or borrow funds at inopportune times or make taxable distributions of our debt or equity securities.

Our acquisition of CRE debt or security instruments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt instruments.

        We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a "market discount" for federal income tax purposes. If these debt or security instruments provide for "payment-in-kind," or PIK Interest, we may recognize "original issue discount, or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute "significant modifications" under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be "publicly-traded" for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be "publicly traded" for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the original issue discount at the time it was modified.

        In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.

        In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.

        In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term, borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our stockholders' investment. In the event in-kind distributions are made, our stockholders' tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to our stockholders during such year.

Complying with REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. Additionally, our gross income from qualifying hedges entered into prior to July 31, 2008 constitutes non-qualifying income for purposes of the 75% gross income test. Consequently, our gross income from qualifying hedges entered into prior to July 31, 2008, along with other sources of non-qualifying income for purposes of the 75% gross income test, cannot exceed 25% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated interest rate or other changes than we would otherwise incur.

We may fail to continue to qualify as a REIT as a result of our fee income from managing certain structured finance and investment vehicles and our income from active businesses.

        We currently manage certain structured finance and investment vehicles that are treated as TRSs or REITs. Fee income and active business income that we generate directly (rather than through a TRS) constitute non-qualifying income for purposes of the 95% and 75% gross income tests. It is not possible to predict with complete accuracy the amount of gross income that we will generate in any taxable year due to, among other things, fluctuations in interest rates. Accordingly, our qualifying income for purposes of our gross income tests may be lower than we anticipate, and, conversely, our fee income and active business income may be higher than we anticipate. If our fee income and active business income, combined with other sources of non-qualifying income, such as income from non-qualifying hedges, exceed 5% of our gross income, we would fail to satisfy the 95% gross income test. Unless we qualified for certain Internal Revenue Code cure provisions, a failure of the 95% gross income test would cause us to fail to continue to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

        To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory tax changes could adversely affect us or our stockholders.

        At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our stockholders.

The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to for which the REIT makes an election, but including loans, held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we utilize for our securitized financing transactions even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure our stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.

        It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to a corporate income tax.

We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to our stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.

        We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For example, we may recognize substantial amounts of COD income for federal income tax purposes (but not for U.S. GAAP purposes) due to discount repurchases of our liabilities, which could cause our REIT taxable income to exceed our U.S. GAAP income. Additionally, we may deduct our capital losses only to the extent of our capital gains and not against our ordinary income, in computing our REIT taxable income for a given taxable year. Finally, certain of our assets and liabilities are marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to our stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.

We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.

        We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS issued a revenue procedure creating a temporary safe harbor that authorized publicly traded REITs to make elective cash/stock distributions, but that temporary safe harbor has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from our foreign TRSs.

        We have elected to treat several Cayman Islands companies, including issuers in CDO transactions, as TRSs. We will likely be required to include in our income, even without the receipt of actual distributions, earnings from our investment in the foreign TRSs. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of qualifying income for the 95% gross income test. However, the IRS has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued and the IRS may revoke a private letter ruling. Based on those private letter rulings and advice of counsel, we intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, no assurance can be provided that the IRS would not successfully challenge our treatment of such income as qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to continue to qualify as a REIT.

If our foreign TRSs are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that they would have available to pay their creditors.

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

        Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person, including entities, may own more than 9.8% of the value of our outstanding shares of stock of any class or series or more than 9.8% in value or number (whichever is more restrictive) of our outstanding shares of common stock. The board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8% of the value of our outstanding shares would result in the termination of our status as a REIT. Despite these restrictions, it is possible that there will be five or fewer individuals who own more than 50% in value of our outstanding shares, which could cause us to fail to continue to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT.

        These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of the stockholders.

If any portion of your dividends is attributable to excess inclusion income, then the tax liability of our Tax-exempt stockholders, foreign stockholders and stockholders with net operating losses will likely increase.

        In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income, or UBTI, as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to our stockholders, however, then this income would be fully taxable as UBTI to a tax-exempt entity under Section 512 of the Internal Revenue Code. A foreign stockholder would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their net operating losses.

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

        Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit, or REMIC. In addition, excess inclusion income also may be generated if a REIT issues liabilities with two or more maturities and the terms of the payments of these liabilities bear a relationship to the payments that the REIT received on mortgage loans or mortgage-backed securities securing those liabilities. In May 2011, we adopted a policy that we would not acquire any assets or enter into any financing transactions that will produce excess inclusion income for our stockholders. We also projected that our existing assets and financing transactions would not produce excess inclusion income for our stockholders going forward. Accordingly, we expect that no portion of our dividends may constitute excess inclusion income. However, we could be wrong in our analysis of historic or new investments or we could affirmatively determine to modify our excess inclusion income policy in the future. If any portion of our dividends is attributable to excess inclusion income, then the tax liability of tax-exempt stockholders, foreign stockholders, stockholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations and brokers-dealers and other nominees who hold stock on behalf of disqualified organizations will very likely increase.

Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.

        We currently own, and may in the future acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce our stockholders' overall return.

        To continue to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders' investment.

Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

        The maximum tax rate for "qualified dividends" paid by corporations to individuals is 20%. Distributions paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.

We adopted a policy that we do not currently intend to generate UBTI; however, there is no assurance that we will be able to avoid generating UBTI, which could cause our common stock to become ineligible for inclusion in the Russell indices.

        In May 2011, we reported that we changed our policy regarding the generation of excess inclusion income, which generally passes through to our tax-exempt stockholders. Pursuant to this new policy, we do not intend to acquire any assets or enter into any financing transactions that will produce excess inclusion income for our stockholders. We also projected that our existing assets and financing transactions would not generate excess inclusion income in future years. This policy change allowed our common stock to continue to be eligible for inclusion in the Russell indices, such as the Russell 2000 Index. Russell had indicated that it would remove from eligibility any security that has historically generated UBTI and where the issuer has not taken steps to prevent the future generation of such income. As a result of this policy, we may forgo investment opportunities that we would otherwise have considered to be attractive. Furthermore, we could be wrong in our analysis of historic or new investments or we could affirmatively determine to modify the policy in the future, thereby generating UBTI and producing excess inclusion income for our stockholders. If that is the case, certain of our stockholders could suffer unanticipated adverse tax consequences. Furthermore, in such an event, our common stock could become ineligible for inclusion in the Russell indices, which could adversely affect demand for our common stock and its price.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our real estate investments, comprised of net lease, healthcare and other real estate investments which are part of our real estate business segment, and REO, which is part of our real estate debt segment, are described under Item 1. "Business—Real Estate." The following table presents information with respect to our real estate investments, as of December 31, 2012 (dollars in thousands, except for per square foot and per acre data):

Location City, State	Square Footage/ Acres	Percentage Leased	Rent per Square Foot/ Acre(1)	Number of Properties	Ownership Interest	Type	Lease Expiration Date(2)	Leasehold Expiration Date(2)	Carrying Value(3)	Borrowings	Net Rental Cash Flow(4)
Net Lease
Auburn Hills, MI	105,692	100%	$15.49	2	Fee	Office	Sep-15	NA	$11,587	$12,148	$1,637
Aurora, CO	183,529	100%	19.04	1	Fee	Office	Jun-15	NA	38,459	31,713	3,494
Camp Hill, PA	214,150	100%	15.49	1	Fee	Office	Sep-15	NA	25,410	24,613	3,317
Columbus, OH	199,112	100%	11.68	1	Fee	Office	Dec-17	NA	33,559	22,643	2,325
Fort Mill, SC	165,000	100%	13.04	1	Fee	Office	Oct-20	NA	34,854	29,527	2,151
Milpitas, CA	178,213	100%	15.53	2	Fee	Office	Feb-17	NA	25,647	20,616	2,768
Indianapolis, IN	333,600	100%	7.65	1	Fee	Office/Flex	Dec-25	NA	33,976	27,022	2,551
Rancho Cordova, CA	68,000	100%	15.49	1	Fee	Office	Sep-15	NA	12,420	7,814	1,053
Rockaway, NJ	121,038	100%	16.19	1	Fee	Office	Jul-17	NA	22,077	16,374	1,960
Salt Lake City, UT	117,553	100%	15.49	1	Fee	Office	Apr-17	NA	20,734	14,133	1,820

Subtotal Office	1,685,887	100%	13.69	12					258,723	206,603	23,076
Bloomingdale, IL	50,000	100%	10.95	1	Leasehold	Retail	Jan-22	Jan-27	5,810	5,427	548
Fort Wayne, IN	50,000	100%	8.20	1	Leasehold	Retail	Aug-24	Jan-40	3,642	3,123	410
Keene, NH	45,471	100%	15.69	1	Fee	Retail	Oct-20	NA	8,952	6,353	713
Concord, NH	20,087	100%	12.11	1	Fee	Retail	May-16	NA	3,256	2,272	243
Concord, NH	50,000	100%	12.11	1	Fee	Retail	Jan-16	NA	8,105	5,656	605
Melville, NY	46,533	100%	9.25	1	Leasehold	Retail	Jan-22	Jan-22	3,187	4,210	430
Millbury, MA	54,175	100%	8.49	1	Leasehold	Retail	Jan-24	Jan-24	5,994	4,475	460
North Attleboro, MA	50,025	100%	8.56	1	Leasehold	Retail	Jan-24	Jan-24	5,445	4,457	428
South Portland, ME	52,900	100%	13.74	1	Leasehold	Retail	Sep-23	Jan-31	6,687	4,051	727
Wichita, KS	48,780	100%	11.94	1	Fee	Retail	Mar-23	NA	6,909	5,799	583

Subtotal Retail	467,971	100%	11.00	10					57,987	45,823	5,147
Reading, PA	609,000	79%	3.30	1	Fee	Distribution Ctr	Various	NA	25,796	18,073	1,228

Subtotal Industrial	609,000	79%	3.30	1					25,796	18,073	1,228

Total Net Lease(5)	2,762,858	95%		23			Dec-18		342,506	270,499	29,451
Healthcare
Black Mountain, NC	36,235	100%	20.37	1	Fee	Healthcare	Mar-25	NA	6,372	5,161	738
Blountstown, FL	33,722	100%	18.86	1	Fee	Healthcare	Mar-25	NA	5,995	3,773	636
Bremerton, WA	68,601	100%	7.87	1	Fee	Healthcare	Mar-21	NA	9,495	7,090	540
Carrollton, GA	49,000	100%	5.97	1	Fee	Healthcare	Mar-21	NA	5,806	2,880	293
Castleton, IN	46,026	100%	19.92	1	Fee	Healthcare	Jun-17	NA	8,754	—	917
Charleston, IL	39,393	100%	8.02	1	Fee	Healthcare	Mar-21	NA	7,439	5,706	316
Chesterfield, IN	19,062	100%	26.88	1	Fee	Healthcare	Jun-17	NA	5,019	—	512
Cincinnati, OH	69,806	100%	27.93	1	Fee	Healthcare	Mar-21	NA	18,599	11,125	1,950
Clemmons, NC	30,929	100%	22.10	1	Fee	Healthcare	Mar-25	NA	4,911	2,101	683
Clinton, OK	31,377	100%	0.40	1	Fee	Healthcare	Mar-21	NA	4,221	1,302	13
Columbia City, IN	30,462	100%	32.75	1	Fee	Healthcare	Jun-17	NA	7,424	—	998
Daly City, CA	78,482	100%	19.14	1	Leasehold	Healthcare	Aug-21	Aug-21	12,322	10,958	1,502
Daly City, CA	26,262	100%	24.40	1	Fee	Healthcare	Aug-21	NA	5,169	4,674	641
Dunkirk, IN	19,140	100%	13.52	1	Fee	Healthcare	Jun-17	NA	2,609	—	259
East Arlington, TX	26,552	100%	8.41	1	Fee	Health/MOB	Various	NA	4,563	3,259	223
Effingham, IL	7,808	100%	26.97	1	Fee	Healthcare	Mar-21	NA	1,368	534	211
Effingham, IL	39,393	100%	16.58	1	Fee	Healthcare	Mar-21	NA	5,655	4,490	653
Elk City, OK	51,989	100%	6.94	1	Fee	Healthcare	Mar-21	NA	7,267	4,237	361
Fairfield, IL	39,393	100%	16.68	1	Fee	Healthcare	Mar-21	NA	8,124	6,249	657
Fort Wayne, IN	31,500	100%	19.18	1	Fee	Healthcare	Jun-17	NA	5,887	—	604
Fullerton, CA	5,500	100%	1.77	1	Fee	Healthcare	Mar-21	NA	2,391	761	10
Fullerton, CA	26,200	100%	14.14	1	Fee	Healthcare	Mar-21	NA	12,888	7,394	371
Garden Grove, CA	26,500	100%	46.36	1	Fee	Healthcare	Mar-21	NA	13,176	10,901	1,229
Grove City, OH	20,672	100%	25.94	1	Fee	Healthcare	Mar-21	NA	7,746	4,357	536
Harrisburg, IL	36,393	100%	17.95	1	Fee	Healthcare	Mar-21	NA	5,260	3,592	653
Hartford City, IN	22,400	100%	3.85	1	Fee	Healthcare	Jun-17	NA	1,981	—	86
Hillsboro, OR	286,652	100%	12.93	3	Fee	Healthcare	Dec-13	NA	43,187	31,650	3,708
Hobart, IN	43,854	100%	15.99	1	Fee	Healthcare	Jun-17	NA	6,854	—	701
Huntington, IN	NA	NA	NA	NA	Fee	Land	NA	NA	120	—	—
Huntington, IN	58,742	100%	10.37	1	Fee	Healthcare	Jun-17	NA	5,563	—	609
Indianapolis, IN	36,416	100%	7.40	1	Fee	Healthcare	Jun-17	NA	2,721	—	270
Kingfisher, OK	26,698	100%	10.04	1	Fee	Healthcare	Mar-21	NA	5,920	3,869	268
La Vista, NE	26,683	100%	11.88	1	Fee	Healthcare	Mar-21	NA	5,943	4,165	317
LaGrange, IN	46,539	100%	12.75	1	Fee	Healthcare	Jun-17	NA	5,940	—	593
LaGrange, IN	9,872	100%	4.37	1	Fee	Healthcare	Jun-17	NA	631	—	43
Lancaster, OH	21,666	100%	40.28	1	Fee	Healthcare	Mar-21	NA	6,717	6,639	873
Lancaster, OH	65,190	100%	—	1	Fee	Healthcare	Mar-21	NA	6,980	4,453	—
Mansfield, OH	4,000	100%	—	1	Fee	Healthcare	Dec-17	NA	789	—	—
Mansfield, OH	13,209	100%	—	1	Fee	Healthcare	Dec-17	NA	1,085	—	—
Mansfield, OH	3,780	100%	—	1	Fee	Healthcare	Dec-17	NA	322	—	—
Marysville, OH	16,992	100%	35.00	1	Fee	Healthcare	Mar-21	NA	7,601	4,979	595
Mattoon, IL	39,393	100%	18.93	1	Fee	Healthcare	Mar-21	NA	7,373	6,756	746
Mattoon, IL	39,393	100%	13.93	1	Fee	Healthcare	Mar-21	NA	8,063	5,526	549
Memphis, TN	73,381	100%	27.93	1	Fee	Healthcare	Mar-21	NA	19,661	14,246	2,049
Middletown, IN	NA	NA	NA	NA	Fee	Land	NA	NA	52	—	—
Middletown, IN	18,500	100%	24.78	1	Fee	Healthcare	Jun-17	NA	4,882	—	458
Mooresville, IN	24,945	100%	20.54	1	Fee	Healthcare	Jun-17	NA	4,818	—	512
Morris, IL	94,719	100%	6.65	2	Fee	Healthcare	Mar-25	NA	10,460	2,106	630
Mt. Sterling, KY	67,706	100%	21.03	1	Fee	Healthcare	Mar-25	NA	13,185	10,919	1,424
Oklahoma City, OK	45,187	100%	3.45	1	Fee	Healthcare	Mar-21	NA	6,296	4,311	156
Olney, IL	25,185	100%	12.16	1	Fee	Healthcare	Mar-21	NA	2,986	2,390	306
Olney, IL	39,393	100%	11.14	1	Fee	Healthcare	Mar-21	NA	5,602	4,126	439

Location City, State	Square Footage/ Acres	Percentage Leased	Rent per Square Foot/ Acre(1)	Number of Properties		Ownership Interest	Type	Lease Expiration Date(2)	Leasehold Expiration Date(2)	Carrying Value(3)		Borrowings	Net Rental Cash Flow(4)
Paris, IL	39,393	100%	$17.85	1		Fee	Healthcare	Mar-21	NA	$7,011		6,656	$703
Peru, IN	36,861	100%	14.63	1		Fee	Healthcare	Jun-17	NA	7,637		—	539
Peshtigo, WI	19,380	100%	—	1		Fee	Healthcare	Dec-17	NA	637		—	—
Plymouth, IN	39,092	100%	10.62	1		Fee	Healthcare	Jun-17	NA	5,666		—	415
Portage, IN	38,205	100%	15.53	1		Fee	Healthcare	Jun-17	NA	9,426		—	593
Rantoul, IL	39,393	100%	14.36	1		Fee	Healthcare	Mar-21	NA	5,876		5,487	565
Robinson, IL	29,161	100%	18.72	1		Fee	Healthcare	Mar-21	NA	5,057		3,895	546
Rockford, IL	54,000	100%	10.92	1		Fee	Healthcare	Mar-21	NA	5,958		4,822	590
Rockport, IN	NA	NA	NA	NA		Fee	Land	NA	NA	366		—	—
Rockport, IN	26,000	100%	9.75	1		Fee	Healthcare	Jun-17	NA	2,345		—	253
Rushville, IN	35,304	100%	17.72	1		Fee	Healthcare	Jun-17	NA	6,168		—	626
Rushville, IN	13,318	100%	8.10	1		Fee	Healthcare	Jun-17	NA	1,239		—	108
Santa Ana, CA	24,500	100%	41.79	1		Fee	Healthcare	Mar-21	NA	9,564		7,686	1,024
Stephenville, TX	28,875	100%	21.91	1		Fee	Healthcare	Mar-21	NA	7,369		6,003	633
Sterling, IL	149,008	100%	5.03	2		Fee	Healthcare	Mar-25	NA	6,981		2,287	750
Sullivan, IN	44,077	100%	15.29	1		Fee	Healthcare	Jun-17	NA	6,263		—	674
Sullivan, IN	18,415	100%	4.39	1		Fee	Healthcare	Jun-17	NA	543		—	81
Sullivan, IN	NA	NA	NA	NA		Fee	Land	NA	NA	494		—	—
Sycamore, IL	54,000	100%	15.35	1		Fee	Healthcare	Mar-21	NA	10,785		8,284	829
Syracuse, IN	57,980	100%	9.77	1		Fee	Healthcare	Jun-17	NA	4,689		—	566
Tipton, IN	62,139	100%	19.15	1		Fee	Healthcare	Jun-17	NA	11,911		—	1,190
Tuscola, IL	36,393	100%	14.71	1		Fee	Healthcare	Mar-21	NA	4,976		4,077	535
Vandalia, IL	39,393	100%	10.62	1		Fee	Healthcare	Mar-21	NA	8,100		7,153	418
Wabash, IN	35,374	100%	5.49	1		Fee	Healthcare	Jun-17	NA	1,930		—	194
Wabash, IN	70,746	100%	7.93	1		Fee	Healthcare	Jun-17	NA	5,605		—	561
Wakarusa, IN	48,000	100%	25.84	1		Fee	Healthcare	Jun-17	NA	13,709		—	1,240
Wakarusa, IN	89,828	100%	7.20	1		Fee	Healthcare	Jun-17	NA	7,264		—	647
Warsaw, IN	NA	NA	NA	NA		Fee	Land	NA	NA	77		—	—
Warsaw, IN	18,980	100%	15.63	1		Fee	Healthcare	Jun-17	NA	4,041		—	297
Washington Court House, OH	19,660	100%	29.76	1		Fee	Healthcare	Mar-21	NA	5,756		4,772	585
Weatherford, OK	53,000	100%	1.29	1		Fee	Healthcare	Mar-21	NA	6,205		4,376	68
Wichita, KS	81,810	100%	4.40	1		Fee	Healthcare	Mar-21	NA	12,780		7,648	360
Windsor, NC	NA	NA	NA	NA		Fee	Land	NA	NA	397		—	—

Total Healthcare	3,343,177	100%		83				Nov-19		551,017		279,825	46,428
Other Real Estate
Alton, IL	88	46%	18,315	567		Fee	Manufactured Housing	Various	NA	5,491		3,273	746
Arvada, CO	27	96%	58,869	280		Fee	Manufactured Housing	Various	NA	19,092		15,419	1,533
Aurora, CO	33	98%	49,951	340		Fee	Manufactured Housing	Various	NA	22,360		17,984	1,610
Casper, WY	81	96%	29,602	501		Fee	Manufactured Housing	Various	NA	21,122		17,352	2,296
Cheyenne, WY	57	88%	21,677	467		Fee	Manufactured Housing	Various	NA	15,840		13,109	1,083
Commerce City, CO	9	92%	43,704	122		Fee	Manufactured Housing	Various	NA	7,047		5,767	363
Denver, CO	14	99%	37,510	109		Fee	Manufactured Housing	Various	NA	7,702		6,243	520
Fayetteville, CO	14	77%	8,803	71		Fee	Manufactured Housing	Various	NA	1,214		907	95
Ft. Collins, CO	85	98%	32,534	660		Fee	Manufactured Housing	Various	NA	36,339		29,178	2,697
Gillette, WY	90	99%	23,888	546		Fee	Manufactured Housing	Various	NA	27,971		22,745	2,131
Godfrey, IL	31	75%	6,170	88		Fee	Manufactured Housing	Various	NA	1,861		1,307	144
Golden, CO	22	84%	63,281	250		Fee	Manufactured Housing	Various	NA	15,332		12,321	1,171
Greeley, CO	161	76%	20,020	1,058		Fee	Manufactured Housing	Various	NA	32,642		25,057	2,464
Henderson, CO	60	100%	41,354	374		Fee	Manufactured Housing	Various	NA	27,136		21,998	2,474
Laramie, WY	13	98%	39,459	120		Fee	Manufactured Housing	Various	NA	5,522		4,566	500
Longmont, CO	10	97%	44,324	106		Fee	Manufactured Housing	Various	NA	6,332		5,240	430
Loveland, CO	19	100%	27,069	120		Fee	Manufactured Housing	Various	NA	6,695		5,455	514
O' Fallon, IL	24	87%	32,914	242		Fee	Manufactured Housing	Various	NA	5,408		4,105	686
Pontoon Beach, IL	119	94%	10,042	301		Fee	Manufactured Housing	Various	NA	11,468		8,685	1,117
Springdale, AR	51	67%	19,095	334		Fee	Manufactured Housing	Various	NA	6,432		4,629	657
Thornton, CO	28	93%	40,808	217		Fee	Manufactured Housing	Various	NA	14,086		11,560	1,066

Total Other Real Estate	1,036	86%		6,873	(6)					297,092	(6)	236,900	24,297
REO
Arlington, TX	131,147	NA	9.51	1		Fee	Hotel	NA	NA	6,165		—	1,247
Austin, TX	115,532	97%	22.32	1		Fee	Student Housing	Jul-13	NA	22,604		16,525	2,506
Buckhead, GA	NA	NA	NA	NA		Fee	Land	NA	NA	24,332		—	—
Houston TX	352,125	80%	16.09	3		Fee	Office	Dec-15	NA	21,821		—	4,533
Indianapolis, IN	912,126	66%	13.29	31		Fee	Office/Flex	Mar-17	NA	51,385		—	7,987
Los Angeles, CA	55,065	NA	31.75	1		Fee	Student Housing	Jul-13	NA	25,187		—	1,748
Philadelphia, PA	71,254	56%	13.27	1		Fee	Office	Apr-14	NA	5,271		—	735
Phoenix, AZ	1,566,335	69%	11.85	12		Fee(7)	Retail	Nov-19	NA	197,112		211,921	12,855
San Jose, CA	286,625	0%	—	1		Fee	Office/Land	NA	NA	5,109		—	—

Total REO	3,490,209	61%		51						358,986		228,446	$31,611

Grand Total										$1,549,601	(8)	$1,015,670	$131,787

(1)
Based on contractual rent less operating expenses divided by the percentage leased. Represents rent less operating expenses per square acre for our manufactured housing communities.

(2)
Based on initial term and represents the weighted average lease term if more than one lease.

(3)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes amounts related to intangibles. Refer to "Note 5. Operating Real Estate" of Part II, Item 8. "Financial Statements and Supplementary Data."

(4)
Represents contractual rent less operating expenses, excluding the effects of straight-line rent, annualized based on fourth quarter 2012 amounts.

(5)
Excludes a $28 million property owned through a joint venture which generated $2.4 million of net rental cash flows. Our net lease portfolio, totals 3.2 million square feet and is 94% leased with a weighted average lease term of 5.7 years, including such joint venture, as of December 31, 2012.

(6)
Includes 6,269 or $284 million of manufactured home pad rental sites and 604 or $13 million of manufactured homes.

(7)
Includes one property with a leasehold interest.

(8)
Excludes purchase price allocations related to net intangible assets and liabilities of $78 million as of December 31, 2012.

        As of December 31, 2012, we had no single property with a carrying value equal to or greater than 10% of our total assets. For the year ended December 31, 2012, we had no single property or operator with gross revenues equal to or greater than 10% of our total revenues. For the year ended December 31, 2012, two operators of our healthcare portfolio accounted for 33% of our total rental and escalation income.

Item 3.    Legal Proceedings

        We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed on the NYSE under the symbol "NRF." The following table presents the high, low and last sales prices for our common stock, as reported on the NYSE, and dividends per share with respect to the periods indicated:

Period	High	Low	Close	Dividends
2012
First Quarter	$5.78	$4.90	$5.41	$0.150
Second Quarter	$5.94	$4.95	$5.22	$0.160
Third Quarter	$6.43	$5.29	$6.36	$0.170
Fourth Quarter	$7.04	$5.74	$7.04	$0.180
2011
First Quarter	$6.08	$4.79	$5.35	$0.100
Second Quarter	$5.31	$3.83	$4.03	$0.100
Third Quarter	$4.29	$2.99	$3.30	$0.125
Fourth Quarter	$4.94	$3.09	$4.77	$0.135

        The following table presents our dividends declared on common stock, on a per share basis, for the years ended 2012 and 2011:

Declaration Date	Dividend
2012
February 15	$0.135
May 2	$0.150
August 2	$0.160
November 1	$0.170
2011
January 19	$0.100
May 4	$0.100
August 3	$0.100
November 2	$0.125

        On February 15, 2013, the closing sales price for our common stock, as reported on the NYSE, was $8.45. As of February 15, 2013, there were 179 record holders of our common stock and 163,607,259 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.

Recent Sales of Unregistered Securities: Use of Proceeds from Registered Securities

        On August 3, 2012, we issued 1.25 million shares of our common stock to a diversified commercial real estate services company in a private offering exempt from registration in reliance on Section 4(2) of the Securities Act and Regulation D thereunder. The common stock was sold at a price of $6.00 per share, resulting in proceeds to us of $7.5 million. We used the proceeds to make investments related to our business and for general corporate purposes.

Item 6.    Selected Financial Data

        The information below should be read in conjunction with "Forward-Looking Statements" on page 3, Part I, Item 1A. "Risk Factors," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto included in Item 8. "Financial Statements and Supplementary Data," included in this Form 10-K.

        The selected historical consolidated information presented for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 relates to our operations and has been derived from our audited consolidated statement of operations included in this Annual Report on Form 10-K or our prior Annual Reports on Form 10-K, as amended (if applicable). In connection with this Annual Report on Form 10-K, we have reclassified certain historical audited consolidated financial statements principally related to certain properties classified as held for sale or sold during the period. As a result, we have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. These reclassifications had no effect on our reported net income (loss), funds from operations or adjusted funds from operations.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share and dividends declared data)
Operating Data:
Net interest income
Interest income(1)	$386,053	$401,201	$321,296	$160,324	$228,939
Interest expense on debt and securities	50,557	45,280	47,569	33,982	86,017

Net interest income on debt and securities	335,496	355,921	273,727	126,342	142,922
Other revenues
Rental and escalation income	116,614	112,697	115,467	88,997	98,434
Commission income	42,385	12,024	2,476	—	—
Advisory and other fees—related party	7,916	959	51	—	—
Other revenue	2,272	925	4,666	7,327	27,343

Total other revenues	169,187	126,605	122,660	96,324	125,777
Expenses
Other interest expense	91,470	96,940	78,641	82,151	99,351
Real estate properties—operating expenses	18,545	22,611	37,605	14,560	8,023
Asset management expenses	6,714	8,824	6,386	5,812	6,620
Commission expense	38,506	10,764	2,130	—	—
Other costs, net	2,571	—	—	—	2,879
Impairment on operating real estate	966	—	5,249	—	5,580
Provision for loan losses, net	23,037	52,980	168,446	83,745	11,200
Provision for loss on equity investment	—	4,482	—	—	—
General and administrative
Salaries and equity-based compensation(2)	62,313	66,183	54,565	47,213	53,269
Other general and administrative	19,787	24,882	28,165	20,616	19,418

Total general and administrative	82,100	91,065	82,730	67,829	72,687
Depreciation and amortization	48,836	44,258	31,466	39,074	38,308

Total expenses	312,745	331,924	412,653	293,171	244,648

Income (loss) from operations	191,938	150,602	(16,266)	(70,505)	24,051
Equity in earnings (losses) of unconsolidated ventures	88	(2,738)	2,550	(1,524)	(11,789)
Other income (loss)	20,258	4,162	—	—	—
Unrealized gain (loss) on investments and other	(548,277)	(489,904)	(538,572)	(209,976)	649,113
Realized gain (loss) on investments and other	60,485	78,782	145,722	128,461	37,699
Gain from acquisitions	—	89	15,363	—	—

Income (loss) from continuing operations	(275,508)	(259,007)	(391,203)	(153,544)	699,074
Income (loss) from discontinued operations	340	(717)	(885)	3,169	3,255
Gain on sale from discontinued operations	2,079	17,198	2,528	13,799	—

Net income (loss)	(273,089)	(242,526)	(389,560)	(136,576)	702,329
Less: net (income) loss allocated to non-controlling interests	11,527	5,615	15,019	6,293	(72,172)
Preferred stock dividends	(27,025)	(20,925)	(20,925)	(20,925)	(20,925)
Contingently redeemable non-controlling interest accretion	—	(5,178)	—	—	—

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(288,587)	$(263,014)	$(395,466)	$(151,208)	$609,232

Net income (loss) per share from continuing operations (basic/diluted)	$(2.32)	$(3.12)	$(5.19)	$(2.41)	$9.60
Income (loss) per share from discontinued operations (basic/diluted)	—	(0.01)	(0.01)	0.05	0.05
Gain per share on sale of discontinued operations (basic/diluted)	0.01	0.19	0.03	0.20	—

Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(2.31)	$(2.94)	$(5.17)	$(2.16)	$9.65

Weighted average number of shares of common stock:
Basic	125,198,517	89,348,670	76,552,702	69,869,717	63,135,608

Diluted	131,224,199	93,627,456	82,842,990	77,193,083	70,136,783

Dividends declared per share of common stock	$0.66	$0.46	$0.40	$0.40	$1.33

(1)
The years ended December 31, 2009 and 2008 do not include the gross revenues and expenses of N-Star CDOs I, II, III and V as these CDO financing transactions were unconsolidated prior to January 1, 2010.

(2)
The years ended December 31, 2012, 2011, 2010, 2009 and 2008 include $12.8 million, $11.7 million, $17.0 million, $20.5 million and $24.7 million in equity-based compensation, respectively. The year ended December 31, 2010 includes $3.5 million of cash compensation expense and $1.0 million of equity-based compensation expense relating to a separation and consulting agreement with a former executive.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Balance Sheet Data:
Cash and cash equivalents	$444,927	$144,508	$125,439	$138,928	$134,039
Restricted cash	360,075	298,364	309,384	129,180	163,157
Operating real estate, net	1,401,658	1,089,449	938,062	978,902	1,127,000
Real estate securities, available for sale	1,124,668	1,473,305	1,691,054	336,220	221,143
Real estate debt investments, net	1,832,231	1,710,582	1,821,764	1,936,482	1,976,864
Real estate debt investments, held for sale	—	—	18,661	611	70,606
Investments in and advances to unconsolidated ventures	111,025	96,143	99,992	38,299	101,507
Assets of properties held for sale	1,595	3,198	13,141	—	—
Total assets	5,513,778	5,006,437	5,151,991	3,669,564	3,943,726
Total borrowings	3,790,072	3,509,126	3,416,939	2,042,422	2,130,936
Total liabilities	4,182,914	3,966,823	3,779,478	2,210,924	2,329,966
Preferred stock	504,018	241,372	241,372	241,372	241,372
Non-controlling interests	28,943	32,242	55,173	90,647	198,593
Stockholders' equity	1,301,921	1,007,372	1,222,518	1,273,171	1,216,574
Total equity	1,330,864	1,039,614	1,277,691	1,363,818	1,415,167
Supplemental Balance Sheet Data
Common shares outstanding	163,607,259	96,044,383	78,104,753	74,882,600	62,906,693
Common and OP Units outstanding	169,835,986	100,252,219	82,394,029	82,205,910	70,973,904

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars thousands)
Other Data:
Adjusted funds from operations(1)	$224,246	$149,369	$51,503	$82,543	$89,737
Cash flow from:
Operating activities	79,860	64,134	35,558	54,518	87,612
Investing activities	48,952	378,255	403,325	123,319	(110,708)
Financing activities	171,607	(423,320)	(452,372)	(172,948)	3,306

(1)
AFFO is a non-GAAP measure of the operating performance of a REIT and of us in particular. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures" for details on the calculation AFFO including a reconciliation of AFFO to income (loss) from continuing operations calculated in accordance with U.S. GAAP.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data" and risk factors included in Part I, Item 1A "Risk Factors" of this report. References to "N-Star," "we," "us" or "our" refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.

Introduction

        NorthStar Realty Finance Corp. is a diversified commercial real estate investment and asset management company. We invest in commercial real estate assets that we expect will generate attractive risk-adjusted returns and engage in asset management activities that seek to generate stable cash flows for distribution to our stockholders and build long-term franchise value. Our investments may take the form of originating senior or subordinate loans and acquiring real estate, as well as pursuing opportunistic CRE investments. We are focused on continuing to build our asset management business predominately by raising and managing capital on a fee basis from alternate sources, currently our Sponsored REITs. We are an internally-managed REIT and were formed in October 2003. We conduct substantially all of our operations and make our investments through our Operating Partnership, including its subsidiaries. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests.

  •
  Real Estate—Our real estate business explores various types of investments in commercial real estate located throughout the United States that includes net lease, healthcare and other real estate investments such as the acquisition of manufactured housing communities and the indirect investment in real estate through our recent commitment to invest in the PE Fund JV. Our net lease properties are primarily office, industrial and retail properties typically leased under net leases to corporate tenants. Our healthcare properties focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in assisted living facilities and are typically leased under net leases to healthcare operators.

  •
  Asset Management—Our asset management business is focused on commercial real estate related activities such as sponsoring and advising on a fee basis our Sponsored REITs (i.e., NorthStar Income I, NorthStar Healthcare and NorthStar Income II) and managing and advising on a fee basis our CDO financing transactions.

  •
  Commercial Real Estate Securities—Our non-legacy CRE securities business is focused on investing in opportunistic CRE securities such as our investment in a "B-piece" and AAA/Aaa CMBS. Historically, our legacy CRE security investments included a wide range of CRE securities, including CMBS, unsecured REIT debt and CDO notes backed primarily by CRE securities and CRE debt.

        Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.

        Liquidity and access to capital returned to the markets in 2011 and 2012. During 2011, we raised aggregate net proceeds of $232 million including $69 million from the issuance of common equity and $163 million from the issuance of exchangeable senior notes. During 2012, we raised aggregate net proceeds of $724 million including $383 million from the issuance of common equity, $262 million from the issuance of preferred stock (including pursuant to our at-the-market equity offering program) and $79 million from the issuance of exchangeable senior notes.

        As part of our asset management business, we are currently raising capital for NorthStar Income I. Beginning in the second half of 2011, we started to see capital raising velocity increase in NorthStar Income I. Total capital raised for 2012 for NorthStar Income I was $443 million with $600 million raised from inception through December 31, 2012. NorthStar Realty Securities has executed selling agreements for NorthStar Income I with broker-dealers covering more than 65,000 registered representatives as of December 31, 2012. Additionally, our second non-traded REIT, NorthStar Healthcare, retained NorthStar Realty Securities to serve as its dealer manager at the time its registration statement was declared effective by the SEC and began raising capital in the first quarter 2013. Our third non-traded REIT, NorthStar Income II, has an investment strategy substantially similar to NorthStar Income I and filed a registration statement on Form S-11 with the SEC in December 2012. The offering for NorthStar Income I ends in July 2013 and we expect to begin raising capital for NorthStar Income II around that time.

        Our financing strategy focuses on match funding our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our legacy CRE debt and security portfolios are predominantly financed through long-term, non-recourse CDOs. Our real estate portfolio is predominantly financed with non-recourse mortgage notes. Given the nature of our CDO financing transactions for our legacy CRE debt and security investments, we expect those borrowings to amortize over time as the underlying assets paydown or are sold.

        In terms of new investment-level financing, we pursue a variety of financing arrangements such as credit facilities, securitized financing transactions and other term borrowings. The amount of our borrowings will depend upon the nature and credit quality of our assets, the structure of our financings and where possible, we seek to limit our reliance on recourse borrowings. In late 2011, we began using secured term credit facilities, structured as repurchase agreements, provided by major financial institutions to partially finance new investments and in November 2012, we closed the NorthStar CMBS Financing Transaction which provides long-term, non-recourse, non-mark-to-market financing for our newly-originated CRE debt investments. The credit facilities provide for an aggregate of up to $140 million to finance loan originations and a $100 million facility to make investments in CMBS. The CRE debt investments that are financed by the NorthStar CMBS Financing Transaction were previously financed on our credit facilities. Borrowing levels may change for our new investments depending upon the nature of the assets and the related financing.

        We conduct our operations so as to qualify as a REIT for federal income tax purposes.

Sources of Operating Revenues and Cash Flows

        We primarily generate revenues from net interest income on our CRE debt and security portfolios, rental income from our net lease, healthcare and other real estate properties and fee income from the asset management activities. Our income is primarily derived through the difference between revenues and the cost at which we are able to finance our assets. We may also acquire investments which generate attractive returns without any leverage.

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

        In this Annual Report on Form 10-K, we refer to certain CDOs that we consolidate on our balance sheet as "our CDOs." Our CDOs are financing transactions that we consolidate on our balance sheet in accordance with U.S. GAAP, as we own the equity interests in such CDOs. We do not, however, own undivided interests in any of the assets within our CDOs and all senior and junior bondholders of the CDOs have economic interests that are senior to our equity interests. A more detailed discussion of our CDO financing transactions is provided in this section under "Liquidity and Capital Resources."

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

  •
  Cash earned from our investments is a driver of our ability to maintain and/or grow our distributions to our stockholders.

Outlook and Recent Trends

        Liquidity began to return to the commercial real estate finance markets and capital started to become available to the stronger sponsors in 2011 and 2012 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $30 billion and $45 billion in non-agency CMBS issuance that was completed in 2011 and 2012, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which should also have the likely impact of keeping interest rates low for the near and intermediate term.

        We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the current economic and political climate, including budget deficits, tax policy, gridlock and other matters and their impact to the U.S. economy. We would expect the foregoing, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that $1.3 trillion of CRE debt will mature in the next three years and $2.1 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, exacerbating growth and potentially leading to contracting credit. The capital markets are opening up and we began to again access the capital markets as evidenced by our recent NorthStar CMBS Financing Transaction. Refer to Part I, Item 1. "Business—Financing Strategy" for additional details. The recent stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Many industry experts are predicting $50 to $65 billion of non-agency CMBS issuance in 2013.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, including core property types such as hotel, retail, office, industrial and multifamily properties. Land, condominium and other commercial property types were more severely impacted. As a result, cash flows and values associated with properties serving as collateral for our legacy loans are generally weaker than expected when we originated the loans. Investor interest is returning to commercial real estate especially in urban areas having high concentrations of institutional-quality real estate and especially in certain asset types such as apartments. The degree to which commercial real estate values improve or erode in 2013 in the markets in which our real estate collateral is located, will impact the performance of our asset base and the related level of loan loss reserve.

        Our CRE debt and security investments, especially our legacy investments, are negatively impacted by weaker real estate market and economic conditions. Slow economic conditions reduce a tenant's ability to make rent payments in accordance with the terms of their leases and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flows are negatively affected as existing leases renew at lower rates and over longer periods of time impact the value of underlying properties and the borrowers' ability to service their outstanding loans.

        Many of our CRE debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of December 31, 2012 was 0.21%, below its 0.75% average over the past five years. Lower LIBOR could mean lower debt service costs for our borrowers. This dynamic has partially offset decreasing cash flows caused by the challenging economic conditions and may also result in extending the life of interest reserves for those CRE debt investments that require interest reserves to service debt. However, many of our non-legacy CRE debt originations have a LIBOR floor that is in excess of current LIBOR. The degree in which rates will remain low is driven in a significant part by the actions of the Federal Reserve. Our current expectation is that rates will remain low into 2014.

        CRE security values are also influenced by credit ratings assigned by the rating agencies. Beginning in 2009 and continuing into late 2011, the rating agencies dramatically changed their ratings methodologies for all securitized asset classes, including commercial real estate. Combined with challenging economic conditions, their reviews have resulted in large amounts of rating downgrade actions on our legacy CMBS investments, negatively impacting the fair value of these CMBS and in many cases negatively impacting the CDO financing transactions used by us and others to finance these assets. To some extent, we took advantage of the rating agency downgrades by purchasing $1.2 billion of CMBS in our CDOs in 2009 and 2010 at a weighted average discount to par of approximately 60%.

        Our real estate portfolio is also adversely impacted by a weaker economy. Corporate space needs contracted resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Weak economic conditions may negatively impact the creditworthiness of our tenants/operators, which could result in their inability to meet the terms of their leases. Further, our healthcare properties are also subject to impact from regulatory changes which are also impacted by a weak economy, such as changes to the Medicare and Medicaid programs that could negatively affect property values. Although we cannot make assurances that our cash flow will not be impacted by changes to these programs, a majority of our assets do not derive revenues from these government programs and we believe assets dependent on these programs have adequate lease coverage to support the rent of our operators.

Our Strategy

        Our primary business objectives are to invest in commercial real estate assets that we expect will generate attractive risk-adjusted returns and engage in asset management activities that seek to generate stable cash flows for distribution to our stockholders and build long-term franchise value. Our investments may take the form of originating or acquiring senior or subordinate loans and acquiring real estate, as well as pursuing opportunistic CRE investments. We are focused on continuing to build our asset management business predominately by raising and managing capital on a fee basis from alternate sources, currently our Sponsored REITs.

        During the credit crisis covering 2007 to 2010, upon observing the deteriorating market conditions, we responded by decreasing investment activity and preserving capital. At the same time, we focused on raising capital in alternate channels, such as the non-traded REIT market. We currently anticipate that most of our investment activity and uses of available unrestricted cash liquidity will be focused on our businesses of originating and acquiring new loans and investing in real estate, as well as pursuing opportunistic investments in the commercial real estate market across our businesses, including repurchasing our CDO bonds at discounts to their principal amount and our recent commitment to invest in the PE Fund JV. Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of this growth.

        As liquidity was becoming more available and commercial real estate fundamentals were beginning to stabilize in 2011 and 2012, we took advantage of this dynamic in terms of both capital raising and investment activity. We raised $232 million of capital in the first half of 2011 and $724 million of capital in 2012. In addition, we entered into two $100 million credit facilities in the fourth quarter 2011 to finance the origination of CRE first mortgage loans and the purchase of AAA/Aaa rated CMBS investments, respectively. In July 2012, we entered into an additional credit facility that provides up to $40 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In November 2012, we closed the NorthStar CMBS Financing Transaction to permanently finance debt investments on a non-recourse, non-mark to market basis that had previously been financed on our credit facilities.

        Throughout 2012, we actively invested across our businesses. In 2012, we originated nine loans and acquired three loans with an aggregate principal amount of $265 million (including two interests owned through joint ventures). The weighted average expected return on invested equity of these debt investments is approximately 18%, including the impact of our NorthStar CMBS Financing Transaction. Also, as the advisor of NorthStar Income I, we originated 15 loans with a principal amount of $475 million during the same period. During 2012, the principal proceeds we could receive from CDO bonds acquired during 2012 is $326 million, which were purchased for $159 million and have an expected yield-to-maturity of over 20%. We invested $171 million of equity in other real estate-related investments, including an $81 million investment in a joint venture owning a portfolio of manufactured housing communities which is consolidated under U.S. GAAP with an initial current yield of 15%. Additionally, in 2012 we committed $275 million to invest in the PE Fund JV which will acquire interests in approximately 50 real estate private equity funds. There is no assurance we will realize these expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

        We believe the supply/demand imbalance driven by the large amount of maturing CRE loans creates an opportunity for us. Even with increased supply to provide financing by lenders, demand for capital is allowing investors with capital, such as us, to make investments with attractive risk/return profiles compared to historical levels.

Portfolio Management

        A description of our portfolio management activities is described in detail in Part I, Item 1. "Business—Portfolio Management." As of December 31, 2012, we had one debt investment with a principal amount of $12 million and carrying value of $7 million on non-performing status, or NPL, which was non-performing due to a maturity default. There can be no assurance that there will be an acceptable outcome for our non-performing loan and accordingly, we may, in the future, determine that more loan loss reserves are required for this loan. As of December 31, 2012, we have loan loss reserves associated with 13 loans with a principal amount of $389 million and carrying value of $223 million.

Critical Accounting Policies

Principles of Consolidation

        Our consolidated financial statements include the accounts of NorthStar Realty Finance Corp. and our subsidiaries, variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority or wholly-owned and controlled by us. All significant intercompany balances are eliminated in consolidation.

Variable Interest Entities

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

        A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls such entity's significant decisions. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE's purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

Voting Interest Entities

        A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participation rights that result in shared power of the activities that most significantly impact the performance of the entity.

        We perform on-going reassessments of whether entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.

Investments in and Advances to Unconsolidated Ventures

        We have non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method. When we own a non-controlling financial interest in an entity and are deemed to exert significant influence over the entity's operating and financial policies, the investment is accounted for either: (i) under the equity method where the investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses; or (ii) at fair value by electing the fair value option available under U.S. GAAP. Significant influence generally exists when we own 20% to 50% of the entity's common stock or in-substance common stock. We may account for such investments using the cost method if we do not maintain significant influence over the unconsolidated entity.

        Under the equity method, capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

Fair Value Option

        The fair value option provides an election that allows companies to irrevocably elect fair value for financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur.

Real Estate Debt Investments

        CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.

Real Estate Securities

        We classify our CRE security investments as available for sale on the acquisition date, which are carried at fair value. We have generally elected to apply the fair value option of accounting for our CRE security investments. For those CRE securities for which the fair value option of accounting was elected, any unrealized gains (losses) from changes in fair value are recorded in unrealized gains (losses) on investments and other in our consolidated statements of operations.

        We may decide to not elect the fair value option for certain CRE securities due to the nature of the particular instrument. For those CRE securities for which the fair value option of accounting was not elected, any unrealized gains (losses) from the change in fair value is reported as a component of accumulated other comprehensive income (loss), or OCI, in our consolidated statements of equity, to the extent impairment losses are considered temporary.

Operating Real Estate

        Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to acquisitions deemed to be business combinations subsequent to January 1, 2009 are expensed. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.

        We follow the purchase method of accounting for acquisitions of operating real estate held for investment, where the purchase price is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles. We evaluate whether real estate acquired in connection with a taking title to collateral ("REO") constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.

        Operating real estate, including REO, which has met the criteria to be classified as held for sale, is separately presented in our consolidated balance sheets. Such operating real estate is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, the results of operations are reclassified to income (loss) from discontinued operations in our consolidated statements of operations. Other REO for which we intend to market for sale in the near term is recorded at estimated fair value.

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

        Loans acquired at a discount with deteriorated credit quality are accreted to expected recovery. We continue to estimate the amount of recovery over the life of such loans. A subsequent change in expected future cash flows is recognized as an adjustment to the accretable yield prospectively over the remaining life of such loan.

Real Estate Securities

        Interest income is recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which is then applied prospectively or retrospectively to recognize interest income.

Operating Real Estate

        Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable in our consolidated balance sheets. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

Commission Income

        Commission income represents income earned from selling equity in our Sponsored REITs through our broker-dealer subsidiary which currently includes NorthStar Income I. Commission income is accrued on a trade date basis.

Advisory and Other Fees

        Advisory and other fees include fees earned from the management of our non-traded REITs and are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

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

        Financial assets and liabilities recorded at fair value on a recurring basis using Level 3 inputs was 30% and 93% of total assets and liabilities measured at fair value on a recurring basis, respectively, as of December 31, 2012. Our non-recurring financial measurements include the measurement of provision for loan losses on our CRE debt investments, impairment on operating real estate and provision for loss on equity investments, if any. These measurements are considered Level 3 fair value measurements.

        Transfers in and out of Level 3 for CRE securities for the year ended December 31, 2012 totaled $85 million and $91 million, respectively, and principally related to the nature of the price used to estimate fair value (third-party pricing service or broker quotations) and the amount of available market data to corroborate such prices. We recognized net unrealized/realized gains and losses of $84 million and $52 million, respectively, related to transfers in and out of Level 3 in our consolidated statements of operations for the year ended December 31, 2012.

        Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as our knowledge and experience of the market.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

        CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

Operating Real Estate

        Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, management considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

        Allowances for doubtful accounts for tenant/operator receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants/operators to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Determination of Fair Value

        The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.

Real Estate Securities

        CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy.

Derivative Instruments

        Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with market observable inputs such as interest rates and contractual cash flows, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by us and derivative counterparties. However, since the majority of our derivatives are held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.

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

Junior Subordinated Notes

        Liabilities to subsidiary trusts issuing preferred securities, or junior subordinated notes, are valued using quotations from nationally recognized financial institutions. These quotations are not adjusted and are generally based on a valuation model using market observable inputs for interest rates and other unobservable inputs for assumptions related to the implied credit spread of our other borrowings and the timing and amount of expected future cash flows. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

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

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of OCI that must be reported but it eliminates the option to present OCI on the statement of equity. In February 2013, the FASB issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The update is effective for us in the first quarter 2013. Early adoption is permitted. We are currently evaluating the impact of this accounting update and do not expect it will have a material impact on our consolidated financial statements. The remaining requirements of the accounting update were effective for us in the first quarter 2012 and were applied retrospectively to all periods reported after the effective date. There was no impact on our consolidated financial statements as we currently comply with the update.

Results of Operations

        Comparison of the Year Ended December 31, 2012 to December 31, 2011 (dollars in thousands):

	Years Ended December 31,		Increase (decrease)
	2012	2011	Amount	%
Net interest income
Interest income	$386,053	$401,201	$(15,148)	(3.8)%
Interest expense on debt and securities	50,557	45,280	5,277	11.7%

Net interest income on debt and securities	335,496	355,921	(20,425)	(5.7)%
Other revenues
Rental and escalation income	116,614	112,697	3,917	3.5%
Commission income	42,385	12,024	30,361	252.5%
Advisory and other fees—related party	7,916	959	6,957	725.4%
Other revenue	2,272	925	1,347	145.6%

Total other revenues	169,187	126,605	42,582	33.6%
Expenses
Other interest expense	91,470	96,940	(5,470)	(5.6)%
Real estate properties—operating expenses	18,545	22,611	(4,066)	(18.0)%
Asset management expenses	6,714	8,824	(2,110)	(23.9)%
Commission expense	38,506	10,764	27,742	257.7%
Other costs, net	2,571	—	2,571	NM
Impairment on operating real estate	966	—	966	NM
Provision for loan losses, net	23,037	52,980	(29,943)	(56.5)%
Provision for loss on equity investment	—	4,482	(4,482)	(100.0)%
General and administrative
Salaries and equity-based compensation	62,313	66,183	(3,870)	(5.8)%
Other general and administrative	19,787	24,882	(5,095)	(20.5)%

Total general and administrative	82,100	91,065	(8,965)	(9.8)%
Depreciation and amortization	48,836	44,258	4,578	10.3%

Total expenses	312,745	331,924	(19,179)	(5.8)%

Income (loss) from operations	191,938	150,602	41,336	27.4%
Equity in earnings (losses) of unconsolidated ventures	88	(2,738)	2,826	(103.2)%
Other income (loss)	20,258	4,162	16,096	386.7%
Unrealized gain (loss) on investments and other	(548,277)	(489,904)	(58,373)	(11.9)%
Realized gain (loss) on investments and other	60,485	78,782	(18,297)	(23.2)%
Gain from acquisitions	—	89	(89)	(100.0)%

Income (loss) from continuing operations	(275,508)	(259,007)	(16,501)	6.4%
Income (loss) from discontinued operations	340	(717)	1,057	(147.4)%
Gain on sale from discontinued operations	2,079	17,198	(15,119)	(87.9)%

Net income (loss)	$(273,089)	$(242,526)	$(30,563)	12.6%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities and is represented in our CRE debt and security segments. For assets financed in a CDO, the CRE debt and security segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2012 and 2011, respectively. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2012			2011
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,767,834	$202,783	11.47%	$1,802,374	$197,461	10.96%
CRE security investments	2,076,941	183,270	8.82%	2,402,758	203,740	8.48%

	$3,844,775	386,053	10.04%	$4,205,132	401,201	9.54%

Interest-bearing liabilities:(1)
CDO bonds payable	$3,447,411	$46,594	3.63%	$3,925,380	$44,501	3.60	%(5)
CMBS bonds payable	19,601	345	1.76%	NA	—	NA
Credit facilities	95,527	3,043	3.19%	12,852	206	1.60%
Secured term loan	14,678	575	3.92%	19,122	573	3.00%

	$3,577,217	50,557	3.61%	$3,957,354	45,280	3.59%

Net interest income		$335,496			$355,921

(1)
Excludes $175.5 million and $163.1 million of carrying value of REO and investments in unconsolidated ventures, net of related financing as of December 31, 2012 and 2011, respectively.

(2)
Based on amortized cost for CRE debt and security investments, principal amount for N-Star CDOs, CMBS bonds payable, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All are calculated based on quarterly averages.

(3)
Includes the effect of amortization of premiums or discounts and deferred fees.

(4)
Calculated based on annualized interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in our CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $78.6 million and $96.9 million of net cash payments on interest rate swaps reported in unrealized gain (loss) in the consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively.

        Interest income decreased $15.1 million, primarily attributable to decreased interest income on legacy investments ($39.4 million) and CSE CDO ($5.2 million), offset by increased interest income related to the consolidation of the CapLease CDO ($8.1 million) and non-legacy investments ($21.4 million).

        Interest expense increased $5.3 million, primarily attributable to additional interest expense related to the consolidation of CapLease CDO ($6.1 million) and new borrowings related to our credit facilities and the NorthStar CMBS Financing Transaction ($3.2 million) offset by lower interest expense related to repurchases and principal paydowns of CDO bonds payable ($4.0 million).

Other Revenues

Rental and Escalation Income

        Rental and escalation income increased $3.9 million, primarily attributable to higher income related to new REO in our real estate debt segment ($12.7 million), our new investment in MH Communities ($2.1 million) and a net increase in rent in our real estate segment ($0.7 million), offset by the deconsolidation of Midwest Care Holdco TRS I LLC ("Midwest Holdings") ($10.5 million) and the return of a property to the lender ($1.0 million) both included in our real estate segment.

Commission Income

        Commission income is generated in our asset management business and currently represents income earned by us for selling equity in NorthStar Income I through our broker-dealer subsidiary. The increase of $30.4 million is attributable to our increased capital raising velocity in 2012.

Advisory and Other Fees—Related Party

        Advisory and other fees are generated in our asset management business and increased $7.0 million due to increased fees from managing NorthStar Income I.

Other Revenue

        Other revenue increased $1.3 million primarily due to the sale of easements related to an REO property ($1.4 million) in our real estate debt segment, a tax refund related to a healthcare property in our real estate segment ($0.3 million) offset by decreases in various other fees such as lease termination fees, draw fees and late fees ($0.4 million).

Expenses

Other Interest Expense

        Other interest expense decreased $5.5 million, primarily attributable to principal paydowns on mortgage notes payable in our real estate segment ($16.2 million) and the return of a property to the lender in our real estate segment ($1.0 million), offset by increased interest expense related to new exchangeable senior notes at the corporate level ($6.4 million), new REO in our real estate debt segment ($4.4 million) and interest expense on new mortgage notes payable related to our new investment in MH Communities in our real estate segment ($0.8 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses decreased $4.1 million, primarily attributable to the deconsolidation of Midwest Holdings ($10.8 million) and the return of a property to the lender ($0.8 million) in our real estate segment, offset by new REO in our real estate debt segment ($7.3 million) and our new investment in MH Communities in our real estate segment ($0.1 million).

Asset Management Expenses

        Asset management expenses decreased $2.1 million and consisted of costs related to managing our CRE debt investments and CDO financing transactions. These amounts are included as part of our real estate debt and securities segments and include legal and consulting fees for loan modifications and restructurings and acquisition costs related to new investments and other expenses associated with managing our CDO financing transactions.

Commission Expense

        Commission expense is incurred in our asset management business and represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions paid to employees of our broker-dealer. The increase of $27.7 million corresponds with the increased commission income.

Other Costs, Net

        Other costs, net of $2.6 million related to dead deal costs incurred at the corporate level ($2.9 million) and transaction expenses related to the acquisition of our new investment in MH Communities in our real estate portfolio ($1.7 million), offset by a reversal of previously recorded surety bond costs expensed related to litigation for three office buildings in California formerly leased to Washington Mutual Bank, or WaMu, incurred in our real estate segment ($2.1 million).

Impairment on Operating Real Estate

        Impairment on operating real estate of $1.0 million for the year ended December 31, 2012 related to a healthcare property located in Wisconsin in our real estate segment. There was no impairment on operating real estate in 2011.

Provision for Loan Losses, Net

        Provision for loan losses, net on our CRE debt investments decreased $29.9 million. Provision for loan losses, net of $23.0 million for the year ended December 31, 2012 related to seven debt investments and included $25.2 million for mezzanine loans, $2.0 million for subordinate mortgage interests and $0.5 million for first mortgage loans offset by a reversal of provision for loan losses of $4.7 million for a first mortgage loan. Provision for loan losses, net of $53.0 million for the year ended December 31, 2011 related to 12 debt investments which includes $29.3 million for mezzanine loans, $22.9 million for subordinated mortgage interests and $0.7 million for first mortgage debt investments.

Provision for Loss on Equity Investment

        There was no provision for loss on equity investment in 2012. Provision for loss on equity investment of $4.5 million in 2011 represents an impairment on a joint venture investment in a retail/entertainment complex located in New Jersey in our real estate debt segment.

General and Administrative

        General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of the asset management segment.

        General and administrative expenses decreased by $9.0 million primarily attributable to the following:

        Salaries and equity-based compensation expense decreased $3.9 million primarily due to decreased cash compensation for the 2009 long-term incentive plan ($12.6 million), the allocation of costs to our advised non-traded REIT ($3.2 million) and decreased amortization of equity compensation in the form of Operating Partnership units structured as profits interests ($0.2 million), offset by increased compensation including from higher staffing levels to accommodate our new business activities ($10.8 million) and equity compensation for the 2011 long-term incentive plan ($1.3 million).

        Other general and administrative expenses decreased $5.1 million at the corporate level primarily due to decreased legal fees related to general corporate work and the allocation of costs to our advised non-traded REIT.

Depreciation and Amortization

        Depreciation and amortization expense increased $4.6 million, primarily related to new REO in our real estate debt segment ($5.8 million), our new investment in MH Communities in our real estate segment ($0.7 million), offset by the return of a property to the lender ($1.2 million) and the deconsolidation of Midwest Holdings ($0.5 million) in our real estate segment.

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) is generated primarily from investments in our real estate debt segment and increased $2.8 million, primarily attributable to income from new investments ($2.2 million) and decreased losses from legacy equity investments ($0.6 million).

Other Income (Loss)

        Other income (loss) of $20.3 million for the year ended December 31, 2012 was primarily comprised of a reversal of a loss accrual previously recorded related to the WaMu litigation in our real estate segment. Other income (loss) of $4.2 million for the year ended December 31, 2011 related to other income from the CSE CDO ($18.3 million), N-Star CDO VII ($5.0 million) and the CapLease CDO ($0.9 million) in our real estate debt segment, offset by a loss reserve related to the WaMu litigation in our real estate segment ($20.0 million).

Unrealized Gain (Loss) on Investments and Other

        Unrealized (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. Changes in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments on interest rate swaps is part of the debt and securities segments while changes in fair value and net cash payments on interest rate swaps related to junior subordinated notes are at the corporate level.

        For the year ended December 31, 2012, the $548.3 million unrealized loss primarily related to our debt and securities business and included unrealized losses on CDO bonds payable ($510.1 million) and net cash payments on interest rate swaps ($78.9 million) offset by unrealized gains on our CRE security investments ($36.0 million) and derivative instruments ($44.7 million). The remaining change related to unrealized losses on our junior subordinated notes ($40.0 million).

        For the year ended December 31, 2011, the $489.9 million unrealized loss primarily related to our debt and securities business and included unrealized losses on CDO bonds payable ($197.1 million), unrealized losses on our CRE security investments ($186.1 million), unrealized losses on derivative instruments ($35.4 million) and net cash payments on interest rate swaps ($98.5 million). The remaining net offsetting change related to by unrealized gains on our junior subordinated notes ($34.1 million), unrealized losses on derivative instruments ($2.8 million) and net cash payments on interest rate swaps ($4.1 million) on such junior subordinated notes.

Realized Gain (Loss) on Investments and Other

        Realized gains (losses) are principally related to our debt and securities business. Realized gains of $60.5 million for the year ended December 31, 2012 consisted primarily of net realized gains from the sale of CRE debt and security investments ($48.0 million), gains from the sale of timeshare units

($20.9 million), gain on a termination of an interest rate swap ($7.6 million), gains from the sale of two land parcels and other REO ($9.3 million) and a foreign currency remeasurement gain ($1.1 million), partially offset by net losses on repurchases of CDO bonds ($21.4 million) and losses related to certain CRE debt and security investments ($5.0 million).

        Realized gains of $78.8 million for the year ended December 31, 2011 consisted primarily of net realized gains from the sale of CRE debt and security investments ($117.4 million) and gains from the sale of timeshare units ($3.7 million), offset by losses on the repurchases of CDO bonds ($27.3 million), losses related to certain CRE securities ($9.8 million), loss on a termination of an interest rate swap ($2.8 million), loss on the deconsolidation of Midwest Holdings ($0.5 million), loss on the forgiveness of debt ($0.6 million) and foreign currency remeasurement loss ($1.3 million).

Gain from Acquisitions

        There was no gain from acquisitions for the year ended December 31, 2012. Gain from acquisitions for the year ended December 31, 2011 relates to the consolidation of the CapLease CDO ($0.1 million)

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period.

        For the year ended December 31, 2012, income from discontinued operations of $0.3 million related to one healthcare property located in Kentucky classified as held for sale and one multifamily property located in Texas that was sold, both in our real estate debt segment.

        For the year ended December 31, 2011, loss from discontinued operations of $0.7 million related to a multifamily property in our real estate debt segment and a leasehold interest in retail space in our real estate segment.

Gain on Sale from Discontinued Operations

        Gain on sale from discontinued operations for the year ended December 31, 2012 primarily related to the sale of an office property in Indiana ($0.3 million) and a multifamily property located in Texas ($1.8 million) both part of our real estate debt segment.

        Gain on sale from discontinued operations for the year ended December 31, 2011 primarily related to the sale of a portfolio of 18 healthcare assisted living facilities located in Wisconsin ($9.4 million) and a leasehold interest in retail space located in New York ($5.0 million), both part of our real estate segment and the sale of a multifamily property in Georgia ($2.9 million) in our real estate debt segment.

Comparison of the Year Ended December 31, 2011 to December 31, 2010 (dollars in thousands):

	Years Ended December 31,		Increase (decrease)
	2011	2010	Amount	%
Net interest income
Interest income	$401,201	$321,296	$79,905	24.9%
Interest expense on debt and securities	45,280	47,569	(2,289)	(4.8)%

Net interest income on debt and securities	355,921	273,727	82,194	30.0%
Other revenues
Rental and escalation income	112,697	115,467	(2,770)	(2.4)%
Commission income	12,024	2,476	9,548	385.6%
Advisory and other fees—related party	959	51	908	1,780.4%
Other revenue	925	4,666	(3,741)	(80.2)%

Total other revenues	126,605	122,660	3,945	3.2%
Expenses
Other interest expense	96,940	78,641	18,299	23.3%
Real estate properties—operating expenses	22,611	37,605	(14,994)	(39.9)%
Asset management expenses	8,824	6,386	2,438	38.2%
Commission expense	10,764	2,130	8,634	405.4%
Impairment on operating real estate	—	5,249	(5,249)	(100.0)%
Provision for loan losses, net	52,980	168,446	(115,466)	(68.5)%
Provision for loss on equity investment	4,482	—	4,482	NM
General and administrative
Salaries and equity-based compensation	66,183	54,565	11,618	21.3%
Other general and administrative	24,882	28,165	(3,283)	(11.7)%

Total general and administrative	91,065	82,730	8,335	10.1%
Depreciation and amortization	44,258	31,466	12,792	40.7%

Total expenses	331,924	412,653	(80,729)	(19.6)%

Income (loss) from operations	150,602	(16,266)	166,868	(1,025.9)%
Equity in earnings (losses) of unconsolidated ventures	(2,738)	2,550	(5,288)	(207.4)%
Other income (loss)	4,162	—	4,162	NM
Unrealized gain (loss) on investments and other	(489,904)	(538,572)	48,668	9.0%
Realized gain (loss) on investments and other	78,782	145,722	(66,940)	(45.9)%
Gain from acquisitions	89	15,363	(15,274)	(99.4)%

Income (loss) from continuing operations	(259,007)	(391,203)	132,196	(33.8)%
Income (loss) from discontinued operations	(717)	(885)	168	(19.0)%
Gain on sale from discontinued operations	17,198	2,528	14,670	580.3%

Net income (loss)	$(242,526)	$(389,560)	$147,034	(37.7)%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities and is represented in our CRE debt and security segments. For assets financed in a CDO, the CRE debt and security segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2011 and 2010, respectively. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2011				2010
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,802,374	$197,461	10.96%		$1,851,763	$141,033	7.62%
CRE security investments	2,402,758	203,740	8.48%		1,931,629	180,263	9.33%

	$4,205,132	401,201	9.54%		$3,783,392	321,296	8.49%

Interest-bearing liabilities:(1)
CDO bonds payable	$3,925,380	44,501	3.60	%(5)	$3,145,498	36,022	4.20	%(5)
Credit facilities	12,852	206	1.60%		NA	—	NA
Secured term loan	19,122	573	3.00%		178,022	11,547	6.49%

	$3,957,354	45,280	3.59%		$3,323,520	47,569	4.32%

Net interest income		$355,921				$273,727

(1)
Excludes $163.1 million and $74.6 million of carrying value of REO and investments in unconsolidated ventures, net of related financing as of December 31, 2011 and 2010, respectively.

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

(5)
We use interest rate swaps in our CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $96.9 million and $96.1 million of net cash payments on interest rate swaps reported in unrealized gain (loss) in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.

        Interest income increased $79.9 million, primarily attributable to increased interest income primarily related to the CSE CDO due to loans held at a discount that fully repaid at par ($63.3 million of which $33.1 million related to discount accretion on debt investments fully repaid, $15.5 million of discount accretion and $14.7 million of contractual interest) and also included increased interest income from the consolidation of N-Star CDO IX ($36.2 million), increased interest income related to the consolidation of the CapLease CDO ($4.4 million) and non-legacy investments ($6.3 million) partially offset by lower interest income on legacy investments ($30.4 million).

        Interest expense decreased $2.3 million, primarily attributable to lower interest expense related to the payoff of borrowings under a credit facility in 2010 ($8.0 million) and lower interest expense related to repurchases and principal paydowns of CDO bonds payable ($2.5 million) offset by increased interest expense related to the consolidation of N-Star CDO IX, CSE CDO and CapLease CDO ($7.9 million) and new borrowings under our credit facilities ($0.2 million).

Other Revenues

Rental and Escalation Income

        Rental and escalation income decreased $2.8 million, primarily attributable to the deconsolidation of Midwest Holdings ($19.2 million) and the return of a property to the lender ($2.9 million) both included in our real estate segment offset by increases from new REO in our real estate debt segment ($18.7 million) and higher rental income in our real estate segment ($0.5 million).

Commission Income

        Commission income is generated in our asset management business and represents income earned by us for selling equity in NorthStar Income I through our broker-dealer subsidiary. The increase of $9.5 million is attributable to our increased capital raising velocity in 2011.

Advisory and Other Fees—Related Party

        Advisory and other fees are generated in our asset management business and increased $0.9 million due to increased fees from managing NorthStar Income I.

Other Revenue

        Other revenue decreased $3.7 million primarily due to the consolidation of N-Star CDO IX in July 2010 and the related elimination of related party advisory fees ($3.2 million) and decreases in various other fees such as lease termination fees, draw fees and late fees ($0.5 million).

Expenses

Other Interest Expense

        Other interest expense increased $18.3 million, primarily attributable to increased borrowings of mortgage notes payable on our real estate segment ($4.4 million), additional interest expense related to borrowings associated with new REO in our real estate debt segment ($5.4 million) and new exchangeable senior notes at the corporate level ($11.3 million) offset by the return of a property to the lender in our real estate segment ($2.8 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses decreased $15.0 million, primarily attributable to lower costs associated with the deconsolidation of Midwest Holdings ($22.0 million) and the return of a property to the lender in our real estate segment ($1.2 million) offset by new REO in our real estate debt segment ($8.2 million).

Asset Management Expenses

        Asset management expenses increased $2.4 million and consisted of costs related to managing our CRE debt investments and our CDO financing transactions. These amounts are included as part of our real estate debt and securities segments and include legal and consulting fees for loan modifications and restructurings and acquisition costs related to new investments and other expenses associated with managing our CDO financing transactions.

Commission Expense

        Commission expense is incurred in our asset management business and represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions paid to employees of our broker-dealer. The increase of $8.6 million corresponds with the increased commission income.

Impairment on Operating Real Estate

        There was no impairment on operating real estate in 2011. Impairment on operating real estate of $5.2 million for the year ended December 31, 2010 related to a partially vacant net lease property located in Ohio in our real estate segment.

Provision for Loan Losses, Net

        Provision for loan losses, net on our CRE debt investments decreased $115.5 million. Provision for loan losses, net of $53.0 million for the year ended December 31, 2011 related to 12 debt investments which includes $29.3 million for mezzanine loans, $22.9 million for subordinated mortgage interests and $0.7 million for first mortgage debt investments. Provision for loan losses of $168.4 million for the year ended December 31, 2010 related to 19 debt investments which included $90.2 million for mezzanine loans, $53.0 million for subordinated mortgage interests and $25.2 million for first mortgage debt investments.

Provision for Loss on Equity Investment

        Provision for loss on equity investment of $4.5 million in 2011 represented an impairment on a joint venture investment in a retail/entertainment complex located in New Jersey in our real estate debt segment. There was no provision for loss on equity investment in 2010.

General and Administrative

        General and administrative expenses are principally incurred at the corporate level except as it relates to compensation and other costs incurred at our broker-dealer which is part of our asset management segment.

        General and administrative expenses increased $8.3 million primarily related to the following:

        Salaries and equity-based compensation increased $11.6 million due to increased salaries to accommodate our new business activities ($3.0 million), cash compensation for the 2009 long-term incentive plan ($11.8 million) and equity compensation for the 2010 long-term incentive plan ($5.6 million) offset by decreased amortization of equity compensation in the form of Operating Partnership units structured as profits interests ($8.8 million).

        Other general and administrative expenses decreased $3.3 million at the corporate level primarily due to decreased legal fees for general corporate work and surety bond fees related to the Wamu litigation paid in 2010 ($2.0 million).

Depreciation and Amortization

        Depreciation and amortization expense increased $12.8 million primarily relating to new REO in our real estate debt segment.

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings (losses) is primarily generated from investments in our real estate debt segment and decreased $5.3 million, primarily attributable to a decrease in losses from our investments in LandCap ($1.0 million), the NorthStar Real Estate Securities Opportunity Fund ($3.9 million) and the NJ Property ($0.3 million) partially offset by the gain on sale in 2010 of our corporate lending venture ($8.5 million) and the deconsolidation of Midwest Holdings ($2.0 million).

Other Income (Loss)

        Other income (loss) of $4.2 million for the year ended December 31, 2011 related to the CSE CDO ($18.3 million), N-Star CDO VII ($5.0 million) and CapLease CDO ($0.9 million) in our real estate debt segment offset by the loss accrual recorded related to the WaMu litigation ($20.0 million) in our real estate segment. There was no other income (loss) for the year ended December 31, 2010.

Unrealized Gain (Loss) on Investments and Other

        Unrealized (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount represents the net cash payments for the interest rate swaps. Changes in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments on interest rate swaps is part of the debt and securities segments while changes in fair value and net cash payments on interest rate swaps related to junior subordinated notes are at the corporate level.

        For the year ended December 31, 2011, the $489.9 million unrealized loss primarily related to our debt and securities business and included unrealized losses on CDO bonds payable ($197.1 million), unrealized losses on our CRE security investments ($186.1 million), unrealized losses on derivative instruments ($35.4 million) and net cash payments on interest rate swaps ($98.5 million). The remaining net offsetting change related to unrealized gains on our junior subordinated notes ($34.1 million), unrealized losses on derivative instruments ($2.8 million) and net cash payments on interest rate swaps ($4.1 million) on such junior subordinated notes.

        For the year ended December 31, 2010, the $538.6 million unrealized loss primarily related to our debt and securities business and included unrealized losses on CDO bonds payable ($668.0 million), derivative instruments ($28.3 million) and net cash payments on interest rate swaps ($99.3 million), offset by unrealized gains on our CRE security investments ($294.3 million). The remaining change related to unrealized losses on our junior subordinated notes ($24.2 million), unrealized losses on derivative instruments ($5.7 million) and net cash payments on interest rate swaps ($7.4 million) on such junior subordinated notes.

Realized Gain (Loss) on Investments and Other

        Realized gains (losses) are principally related to our debt and securities business. Realized gains of $78.8 million for the year ended December 31, 2011 consisted primarily of net realized gains from the sale of CRE debt and security investments ($117.4 million) and gains from the sale of timeshare units ($3.7 million), offset by losses on the repurchases of CDO bonds ($27.3 million), losses related to certain CRE securities ($9.8 million), loss on a termination of an interest rate swap ($2.8 million), loss on the deconsolidation of Midwest Holdings ($0.5 million), loss on the forgiveness of debt ($0.6 million) and foreign currency remeasurement loss ($1.3 million).

        Realized gains of $145.7 million for the year ended December 31, 2010 consisted primarily of net realized gains from the sale of CRE debt and security investments ($78.1 million), gain from the repayment and extinguishment of our secured term loan ($60.4 million) gain on the sale of our interest in our corporate lending venture ($7.5 million), a foreign currency remeasurement gain ($1.2 million) and a net realized gain on debt repurchases ($0.4 million), partially offset by losses related to certain CRE securities ($1.6 million) and a loss on an interest rate swap termination ($0.3 million).

Gain from Acquisitions

        Gain from acquisitions for the years ended December 31, 2011 and 2010 relates to the consolidation of the CapLease CDO ($0.1 million) and the CSE CDO ($15.4 million), respectively.

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period.

        For the year ended December 31, 2011, loss from discontinued operations of $0.7 million related to a multifamily property in our real estate debt segment and a leasehold interest in retail space in our real estate segment.

        For the year ended December 31, 2010, loss from discontinued operations of $0.9 million primarily related to a multifamily property and an office property in the real estate debt segment, an office property, a leasehold interest in retail space located in New York and a portfolio of 18 healthcare assisted living facilities located in Wisconsin, all part of our real estate segment.

Gain on Sale from Discontinued Operations

        For the year ended December 31, 2011, gain on sale from discontinued operations of $17.2 million primarily related to the sale of a portfolio of 18 healthcare assisted living facilities located in Wisconsin ($9.4 million) and a leasehold interest in retail space located in New York ($5.0 million), both part of our real estate segment and the sale of a multifamily property in Georgia ($2.9 million) in our real estate debt segment.

        For the year ended December 31, 2010, gain on sale from discontinued operations of $2.5 million related to the sale of a leasehold interest in retail space located in New York in our real estate segment.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, CMBS bonds and CDO bonds, long-term senior and subordinate corporate capital such as senior term loans, senior notes exchangeable into common stock, trust preferred securities and perpetual preferred and common stock.

        We seek to meet our long-term liquidity requirements, including the repayment of borrowings and our investment funding needs, through existing cash resources, opportunistic issuances of debt or equity capital, including exchangeable senior notes, our existing CDO financing transactions and the liquidation or refinancing of assets. Nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities. Refer to "Contractual Obligations and Commitments" below for more information surrounding our future commitments as of December 31, 2012.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including AFFO, REIT qualification requirements, projected cash available for distributions, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. As of December 31, 2012, we had $445 million of unrestricted cash. Unrestricted cash after our $275 million committment to the PE Fund JV (net of $40 million deposited prior to December 31, 2012) would be $210 million. In 2012, we received an aggregate of $31 million cash in connection with the WaMu litigation comprised of a $26 million reimbursement of collateral previously posted and a $5 million reimbursement of premiums paid for the surety bond and legal costs. Additionally, as a result of the ruling in the WaMu litigation, in 2012 we reversed a $20 million loss accrual and $4 million previously expensed surety bond costs and legal costs. In July 2011, we repaid the $100 million preferred membership interest in NorthStar Realty Healthcare, LLC to Inland American Real Estate Trust, Inc. which had a 10.5% distribution rate. Such amount was funded using $25 million of proceeds generated from the sale of a healthcare portfolio and $75 million of restricted cash from one of our CDOs.

Capital Raise

        For the year ended December 31, 2012, we raised net proceeds of $383 million from the issuance of common stock, $262 million from the issuance of preferred stock (including $37 million through an "at-the-market" preferred stock offering program) and $79 million from the issuance of exchangeable senior notes. Total capital raised in 2012 was $724 million.

NorthStar CMBS Financing Transaction

        In November 2012, we closed a $351 million CMBS financing transaction which provides long-term, non-recourse, non-mark-to-market financing and is collateralized by CRE debt investments originated by us and on behalf of NorthStar Income I. A total of $228 million of CMBS bonds were issued, $98 million of which was used to finance the assets we contributed, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. We used the proceeds to repay $95 million of borrowings on our credit facilities.

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

        Currently, we hold $65 million principal amount of CRE debt investments financed with $38 million from the loan facilities, resulting in an expected return on invested equity of approximately 15%. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

CMBS Facility

        In October 2011, we entered into a credit facility that provides for $100 million to finance the acquisition of AAA/Aaa rated CMBS and has an initial term of two years with a one-year extension option at our election subject to the satisfaction of certain customary conditions. Borrowings accrue interest at a per annum pricing rate equal to 1.65%, subject to adjustment.

        As of December 31, 2012, we held $35 million principal amount of CMBS with a weighted average current yield of 3.8% financed with $31 million at a weighted average financing cost over the expected life of 1.6%, resulting in an expected return on invested equity of approximately 20%. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

Summary of Facilities

        Our loan and CMBS facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants.

CDO Financing Transactions

        The reinvestment period for our last CDO ended in June 2012. During the reinvestment period, we were allowed to reinvest principal proceeds from the underlying collateral into qualifying replacement collateral without having to repay the liabilities. $406 million principal amount of our CRE debt investments financed in our CDOs have their maturity date in 2013 of which $111 million principal amount contain extension options of at least one year. We expect that a majority of these debt investments may have their maturities extended beyond 2013 based on the contractual extension option or through modification with the expectation that future periods will have more attractive economic conditions and cheaper debt capital available for refinancing. It is therefore difficult to estimate the amount of proceeds we will recover from the underlying collateral and since we are past the reinvestment period, such amounts will be used to amortize the senior CDO bonds.

        Our CDO financing transactions require that the underlying assets meet a collateral value coverage test, or OC test (as defined by each applicable indenture) in order for us to receive regular cash flow distributions. Primarily rating downgrades and/or defaults of CMBS and other securities can reduce the deemed value of the security in measuring the OC test, depending upon the level of downgrade. Also, defaults in our CRE debt investments can reduce the OC test. At the end of the reinvestment period, our ability to maintain the OC and IC tests may be negatively impacted since we will not be able to reinvest principal in these CDOs. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the senior CDO bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our dividend and affect compliance with REIT requirements. While we have devoted a significant amount of resources to managing our existing investments, a weak economic environment and additional credit rating downgrades will make maintaining compliance with the CDO financing transactions more difficult.

        Our CDOs are collateralized by CRE debt and securities, with a majority of our equity invested in our CRE debt CDOs. Our CRE debt CDOs currently have large OC cushions compared to our CRE securities CDOs. CRE debt investments are not subject to rating agency downgrades in calculating the OC tests, and as these investments were primarily directly originated by us, it provides for more control than a CMBS.

        The following table presents our CDO bonds payable owned as of December 31, 2012 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$129,005
AA through BBB	386,917
Below investment grade	191,790	(3)

Total(2)	$707,712

Weighted average original credit rating of repurchased CDO bonds	A+ / A1
Weighted average purchase price of repurchased CDO bonds(3)	32%

(1)
Represents the maximum amount of principal proceeds that could be received.

(2)
Unencumbered CDO bonds are owned by us, of which $558 million were repurchased at a discount to par. The majority of CDO bonds owned are eliminated with the liability of the respective CDO on our consolidated financial statements.

(3)
$42 million was repurchased at a discount and is included in the weighted average purchase price.

        The following table presents our CRE debt CDO financing transactions as of December 31, 2012 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CSE Jul-10		CapLease Aug-11		Total
Balance sheet as of December 31, 2012(1)
Assets, principal amount	$359,529	$459,309	$938,171	$993,252		$165,619		$2,915,880
CDO bonds, principal amount(2)	239,103	357,573	718,867	920,631		146,241		2,382,415

Net assets	$120,426	$101,736	$219,304	$72,621		$19,378		$533,465
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$1,747	$773	$4,553	$8,412		$684		$16,169
Collateral management fees	283	469	984	378		85		2,199
Interest coverage cushion(1)	1,861	944	3,102	7,680		412
Overcollateralization cushion (shortfall)(1)	48,552	57,931	131,339	74,211		9,009
At offering	19,808	17,412	42,193	(151,595	)(4)	5,987	(5)

(1)
Based on remittance report issued on date nearest to December 31, 2012.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

(4)
Based on trustee report as of June 24, 2010, closest to the date of acquisition.

(5)
Based on trustee report as of August 31, 2011, closest to the date of acquisition.

        The following table presents our CRE security CDO financing transactions as of December 31, 2012 (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star II Jul-04	N-Star III Mar-05	N-Star V Sep-05	N-Star VII Jun-06	N-Star IX Feb-07	Total
Balance sheet as of December 31, 2012(1)
Assets, principal amount	$133,795	$164,320	$242,790	$366,016	$342,338	$1,036,652	$2,285,911
CDO bonds, principal amount(2)	131,048	153,332	160,316	300,889	284,391	737,697	1,767,673

Net assets	$2,747	$10,988	$82,474	$65,127	$57,947	$298,955	$518,238
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$—	$—	$—	$—	$—	$3,170	$3,170
Collateral management fees	53	56	74	75	$69	$788	1,115
Interest coverage cushion (shortfall)(1)	NEG	737	NEG	NEG	NEG	2,572
Overcollateralization cushion (shortfall)(1)	NEG	NEG	NEG	NEG	NEG	18,749
At offering	8,687	10,944	13,610	12,940	13,966	24,516

(1)
Based on remittance report issued on date nearest to December 31, 2012.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

        Currently, all of the N-Star CRE debt CDOs are in compliance with their OC and IC tests. Five of our N-Star securities CDOs (I, II, III, V and VII) are out of compliance with their respective OC tests primarily due to rating agency downgrades. We expect that complying with OC and IC tests will continue to be difficult.

Cash Flows

Year ended December 31, 2012 Compared to December 31, 2011

        Net cash provided by operating activities was $80 million for the year ended December 31, 2012 compared to $64 million for the year ended December 31, 2011. The increase was primarily due to non-legacy investment activity offset by the payment of both the 2011 and 2012 bonuses in 2012.

        Net cash provided by investing activities was $49 million for the year ended December 31, 2012 compared to $378 million for the year ended December 31, 2011. The decrease in net cash provided was primarily due to lower proceeds from the sale/repayment/acquisition of operating real estate and CRE debt investments offset by a net increase in proceeds from the sale/repayment/acquisition of CRE security investments.

        Net cash provided by financing activities was $172 million for the year ended December 31, 2012 compared to net cash used of $423 million for the year ended December 31, 2011. The primary cash inflows for the year ended December 31, 2012 was $721 million of net new capital, $229 million of net new borrowings, $98 million from the issuance of our NorthStar CMBS Financing Transaction and $26 million from the return of the surety bond related to the WaMu litigation offset by $693 million for net repurchase/repayment/reissuance of CDO bonds, $20 million for swap activities and $106 million for the payment of dividends (common and preferred). The primary cash outflows for the year ended December 31, 2011 was $397 million for net repurchase/repayment of CDO bonds, $69 million of net repayment of mortgage notes, credit facilities and term loans, $12 million for net swap activities, $100 million for the repayment of the preferred interest in NorthStar Realty Healthcare, LLC, $60 million for payment of dividends (common and preferred) and $26 million for the issuance of the surety bond related to the WaMu litigation offset by $167 million from net new capital.

Year ended December 31, 2011 Compared to December 31, 2010

        Net cash provided by operating activities was $64 million for the year ended December 31, 2011 compared to $36 million for the year ended December 31, 2010. The increase in net cash provided was primarily due to higher net cash received from CSE CDO and non-legacy investments made in 2011, partially offset by increased overhead related to our broker-dealer subsidiary.

        Net cash provided by investing activities was $378 million for the year ended December 31, 2011 compared to $403 million for the year ended December 31, 2010. The decrease in net cash provided was primarily due to a net decrease in proceeds from the sale/repayment/acquisition of CRE debt investments offset by a net increase in proceeds from the sale/repayment/acquisition of operating real estate and CRE security investments.

        Net cash used in financing activities was $423 million for the year ended December 31, 2011 compared to $452 million for the year ended December 31, 2010. The primary cash outflows for the year ended December 31, 2011 was $397 for net repurchase/repayment/reissuance of CDO bonds, $69 million of net repayment of mortgage notes, credit facilities and term loans, $12 million for net swap activities, $100 million for the repayment of the preferred interest in NorthStar Realty Healthcare, LLC, $60 million for payment of dividends (common and preferred) and $26 million for the issuance of the surety bond related to the WaMu litigation offset by $167 million from net new capital. The primary cash outflows for the year ended December 31, 2010 was $115 million for net repurchase/repayment of CDO bonds, $212 of net repayment of mortgage notes and term loans and $51 million for payment of dividends (common and preferred) offset by $9 million for net swap activities.

Contractual Obligations and Commitments

        The following table presents contractual obligations and commitments as of December 31, 2012 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CDO bonds payable	$3,371,753	$—	$—	$—	$3,371,753
Mortgage notes payable	1,015,670	9,816	174,218	379,433	452,203
CMBS bonds payable	98,131	—	—	—	98,131
Secured term loan	14,664	—	14,664	—	—
Credit facilities	61,088	—	46,238	—	14,850
Exchangeable senior notes(1)	303,165	35,710	12,955	172,500	82,000
Junior subordinated notes	280,117	—	—	—	280,117
Operating leases	52,475	6,404	12,529	11,415	22,127
Outstanding unfunded commitments(2)	37,974	18,202	12,609	7,117	46
PE Fund JV commitment(3)	344,806	323,864	20,942	—	—
Estimated interest payments(4)	525,537	132,025	217,714	92,757	83,041

Total	$6,105,380	$526,021	$511,869	$663,222	$4,404,268

(1)
The 7.25% Notes, 7.50% Notes and 8.875% Notes have a final maturity date of June 15, 2027, March 15, 2031 and June 15, 2032, respectively. The above table reflects the holders' repurchase rights which may require us to repurchase the 7.25% Notes, 7.50% Notes and 8.875% Notes on June 15, 2014, March 15, 2016 and June 15, 2019, respectively. Each of these Notes may be exchanged at any time prior to maturity at the option of the respective holder in accordance with the terms of the applicable indenture.

(2)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, of which a minimum of $26 million will be funded within our existing CDOs. Fundings are categorized by estimated funding period. Assuming that all debt and real estate investments that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining future funding requirements would be $12 million.

(3)
We have committed $345 million of capital, including $275 million of our initial investment and approximately $70 million associated with future fundings.

(4)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR convention plus the respective spread as of December 31, 2012 was used to estimate payments for our floating-rate debt.

Off Balance Sheet Arrangements

        We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in various unconsolidated ventures. See "Note 8. Investment in and Advances to Unconsolidated Ventures" for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

Related Party Arrangements

Advisory and Other Fees

        We have an agreement with NorthStar Income I to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income I and we earn fees for our services. For the years ended December 31, 2012, 2011 and 2010, we earned $8 million, $1 million and an immaterial amount of fees on these agreements, respectively. Additionally, we incur direct and indirect costs on behalf of NorthStar Income I, NorthStar Healthcare and NorthStar Income II which are expected to be reimbursed subsequently to us by these managed entities. In 2012, we received $7 million of reimbursements from NorthStar Income I. As of December 31, 2012, we had aggregate unreimbursed costs of $12 million from NorthStar Income I, NorthStar Healthcare and NorthStar Income II.

        We have agreements with each of our N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The advisory fees related to all of our CDO financing transactions are eliminated as a result of the consolidation of the respective CDO financing transaction. For the year ended December 31, 2012, we earned $14 million in advisory fee income that was eliminated in consolidation.

Purchase of Non-traded REIT Common Stock

        We have committed to purchase up to $10 million of shares of NorthStar Income I's common stock during the period through July 19, 2013, in the event that NorthStar Income I's distributions to stockholders exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, we have purchased 254,778 shares for $2.3 million for the year ended December 31, 2012 resulting in 507,980 aggregate shares acquired for $4.6 million since inception. We have also committed to purchase up to $10 million of shares of NorthStar Healthcare's common stock and will commit to purchase up to $10 million shares of NorthStar Income II's common stock on similar terms to NorthStar Income I. As of December 31, 2012, we have not purchased shares of NorthStar Healthcare or NorthStar Income II common stock related to this commitment.

Legacy Fund

        We have two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One loan of $16 million matures in March 2013 and has two one-year extension options. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23 million has a maturity in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the years ended December 31, 2012, 2011 and 2010, we earned an aggregate $2 million, $2 million and $1.5 million of interest income, respectively. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, we lease office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 31, 2015. We have the option to renew the lease for an additional five years.

Hard Rock Hotel Loan

        We own an $89 million principal amount of a mezzanine loan backed by the Hard Rock Hotel and Casino in Las Vegas, Nevada. Prior to a modification of the loan in March 2011, Morgans Hotel Group, or Morgans, was a minority partner in the joint venture owning the hotel. David Hamamoto, our chairman and chief executive officer, was the executive chairman of the board of Morgans.

Morgans no longer has any interest in the hotel and effective November 20, 2012, Mr. Hamamoto resigned from the board of directors and his position as executive chairman of the board.

NorthStar CMBS Financing Transaction

        As part of our NorthStar CMBS Financing Transaction, we contributed five real estate debt investments with a $152 million aggregate principal amount and retained an equity interest of $54 million. NorthStar Income I contributed nine real estate debt investments with a $199 million aggregate principal amount and retained an equity interest of $70 million. In connection with this transaction, since we and NorthStar Income I both contributed assets into a single securitization, we entered into an agreement with NorthStar Income I that provides that we both receive the economic benefit and bear the economic risk associated with the investments we each contributed into the securitization. In both cases, our respective retained interests are subordinate to interests of the senior bondholders. In the event that either we or NorthStar Income I suffer a complete loss of such retained interests, any additional losses would be borne by the remaining retained interests held by us or NorthStar Income I, as the case may be, prior to the senior bondholders. We maintain effective control of our retained interest in the contributed assets.

PE Fund JV

        In connection with the PE Fund JV, we assigned our rights to subscribe to 29.5% of the PE Fund JV to a subsidiary of NorthStar Income I. Furthermore, we guaranteed all of the funding obligations that may be due and owing under the PE Fund JV directly to the seller. We and NorthStar Income I each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding obligations or related transaction documents in the case of a joint default by either of us. We and NorthStar Income I further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely our responsibility or the responsibility of NorthStar Income I, as the case may be. We deposited an aggregate of $40 million in connection with this transaction, which includes $12 million on behalf of NorthStar Income I, in the proportion of the respective capital contributions. NorthStar Income I's portion of this deposit is recorded as a receivable, related parties on our consolidated balance sheets. The deposit is generally non-refundable if the transactions are not consummated as a result of a default by either us or NorthStar Income I.

Recent Developments

Dividends

        On February 13, 2013, we declared a dividend of $0.18 per share of common stock. The common stock dividend will be paid on March 1, 2013 to stockholders of record as of the close of business on February 25, 2013. On February 1, 2013, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock and $0.76424 per share of Series C preferred stock. The Series A, Series B and Series C preferred dividends were paid on February 15, 2013, to the stockholders of record as of the close of business on February 11, 2013.

Completion of Initial Closing of PE Fund JV

        On February 15, 2013, we completed the Initial Closing, of our PE Fund JV. Pursuant to the terms of the agreement, the full purchase price for the transaction was funded at the Initial Closing, exclusive of future capital commitments underlying the fund interests in the PE Fund JV. Consequently, the Company funded $289 million (including the $40 million deposit) and NorthStar Income I (together with us, the NorthStar Entities), funded $121 million. In connection with the Initial Closing, the current owner of the fund interests, or the Class B Partner, contributed its interests in 18 of the approximately 50 funds subject to the transaction in exchange for all of the Class B partnership interests in the PE

Fund JV. The funds that were contributed at the Initial Closing had an aggregate reported NAV of $304 million at June 30, 2012 and the total NAV of all funds expected to be contributed in the transaction had an aggregate reported NAV of $804 million at June 30, 2012. The amounts funded and total NAV associated with the Initial Closing of the PE Fund JV differ from those previously reported due to additional fund interests anticipated to be acquired.

        Shortly following the Initial Closing, the NorthStar Entities and the Class B Partner will "true up:" (i) any distributions received by the Class B Partner; and (ii) any contributions made by the Class B Partner, from the contributed funds since June 30, 2012, with the NorthStar Entities receiving any such distributions, and the NorthStar Entities reimbursing the Class B Partner for any such contributions, in each case in accordance with the terms of the agreements governing the PE Fund JV. One of our subsidiaries is the general partner of the partnerships which hold the interests that were contributed at the Initial Closing. We anticipate closing most of the remaining funds in the first quarter of 2013. In connection with additional closings, either one of our subsidiaries or an affiliate of the Class B Partner may be the general partner of the partnerships that will hold the additional funds. The closing of each of the remaining funds is subject to customary closing conditions, including third-party consents.

Manufactured Housing Investment Opportunity

        On February 15, 2013, we, through a subsidiary, entered into an agreement to acquire a manufactured housing portfolio, comprised of 71 manufactured housing communities totaling approximately 17,000 pad rental sites located throughout five states (primarily in Florida and Salt Lake City, Utah), for an aggregate purchase price of $825 million, subject to customary adjustments. We will deposit $30 million into escrow in connection with this transaction and have until April 5, 2013 to conduct due diligence on the portfolio. During the due diligence period we may terminate the agreement in its sole and absolute discretion for any reason, including if we are unable to obtain a commitment for attractive financing and in such event it will be entitled to the return of its $30 million deposit. If we do not terminate the transaction during the due diligence period, the closing of the transaction will be subject to various closing conditions and it may not close on the terms anticipated, if at all.

Inflation

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and consolidated balance sheets are measured with reference to historical cost and/or fair value without considering inflation.

        Refer to in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Non-GAAP Financial Measures

Funds from Operations and Adjusted Funds from Operations

        Management believes that funds from operations, or FFO, and AFFO, each of which is a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (calculated in accordance with U.S. GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment charges on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company's cash flow generated by operations.

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

        Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time and, in the case of AFFO, equity-based compensation. Additionally, FFO and AFFO serve as measures of our operating performance because they facilitate evaluation of our company without the effects of selected items required in accordance with U.S. GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.

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

        The following table presents a reconciliation of FFO and AFFO to income (loss) from continuing operations before non-controlling interest in our Operating Partnership for years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Funds from operations:
Income (loss) from continuing operations	$(275,508)	$(259,007)	$(391,203)
Non-controlling interests(1)	(2,435)	(7,165)	(10,845)

Net income (loss) before non-controlling interest in Operating Partnership	(277,943)	(266,172)	(402,048)
Adjustments:
Preferred stock dividends	(27,025)	(20,925)	(20,925)
Impairment on operating real estate(2)	966	—	—
Depreciation and amortization	48,440	41,156	31,466
Funds from discontinued operations	711	74	1,799
Real estate depreciation and amortization, unconsolidated ventures	826	853	948

Funds from operations	(254,025)	(245,014)	(388,760)

Adjusted funds from operations:
Funds from operations	(254,025)	(245,014)	(388,760)
Straight-line rental income, net	(3,336)	(2,762)	(1,427)
Straight-line rental income/expense and amortization of capitalized above/below market leases, unconsolidated ventures	918	930	(81)
Amortization of capitalized above/below market leases	(1,398)	(891)	(905)
Amortization of equity-based compensation	12,817	11,682	16,991
Unrealized (gain) loss from fair value adjustments	469,270	385,513	437,691
Unrealized (gain) loss from fair value adjustments, unconsolidated ventures	—	—	3,357
Gain from acquisitions	—	(89)	(15,363)

Adjusted funds from operations	$224,246	$149,369	$51,503

(1)
Amount excludes non-controlling limited partner interest in our Operating Partnership.

(2)
Pursuant to the change to FFO in 2011, when adding back impairment on depreciable real estate, FFO and AFFO would have been $(382.3) million and $57.9 million, respectively, for the year ended December 31, 2010.

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

        Our CRE debt and security investments bear interest at either a floating or fixed rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR and typically reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from these investments. Many of our non-legacy loan originations have a LIBOR floor which is in excess of current LIBOR.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse CDO or CMBS borrowings or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of December 31, 2012, a hypothetical 100 basis point increase in interest rates applied to our floating-rate assets would increase annual interest income by $21 million offset by an increase in interest expense of $23 million on our floating-rate liabilities.

        Changes in interest rates could affect the value of our fixed-rate CRE debt and security investments and our net lease properties. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. In addition, the value of our net lease properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flows generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants/operators. Lower risk-free rates generally result in lower discount rates and, therefore, higher valuations, and vice versa, although the scarcity of financing for real estate and investor concerns over commercial real estate generally have recently decreased commercial real estate valuations, including valuations for real estate.

        Changes in interest rates and credit spreads may also impact our net book value as almost all of our investments in CRE securities are marked-to-market each quarter with changes in fair value reflected in unrealized gains (losses). Generally, as interest rates increase, the value of fixed-rate securities within our CDO financing transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark almost all of our CDO bonds payable and all related interest rate swaps to market which may cause a partial offset to the income and balance sheet impact of marking our CRE securities to market. Additionally, changes in unrealized gains (losses) do not directly affect our operating cash flows or our ability to pay a dividend to stockholders. Changes in fair value of our CRE security investments could impact our ability to realize gains on such securities.

        We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of December 31, 2012, our counterparties do not hold any cash margin as collateral against our swap contracts. As of December 31, 2012, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. During the year ended December 31, 2012, we recognized $45 million of unrealized gains from derivatives from fair value adjustments.

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

        Market credit spreads are currently much wider than existed at the time we originated or acquired a majority of our investments. These market spreads imply that investment for which we did not elect fair value option, primarily our CRE debt and net lease investments, may be worth less than the amounts at which we carry these investments on our consolidated balance sheet. However, we typically financed these investments with borrowings priced in a similar credit environment and intend to hold them to maturity, and, therefore, we do not believe that intra- and inter-period changes in value caused by changing credit spreads materially impacts the economics associated with our investment.

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

        CMBS investments financed with our CMBS Facility are AAA/Aaa rated while most of our other CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt we invest in generally reflects comparable credit risk. The underlying CRE securities to our CDO note investments are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the CDO note investments and the underlying credit quality of their holdings. Our CRE debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include taking title to collateral. We describe many of the options available to us in this situation in Part I, Item 1. "Business—Portfolio Management" section of this Annual Report on Form 10-K. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our debt amount. To the extent the amount of our debt investments plus all senior debt to our position exceeds the realizable value to our collateral (net of expenses), then we would incur a loss.

        We are subject to the credit risk of the corporate lessee of our net lease properties and the operators of our healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant/operator's business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator's core business operations. Where appropriate, we may seek to augment the tenant/operator's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 53% of our tenant/operator revenues are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements of NorthStar Realty Finance Corp. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm's reports thereon are included in this Item 8.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NorthStar Realty Finance Corp.

        We have audited the accompanying consolidated balance sheets of NorthStar Realty Finance Corp. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

February 18, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

NorthStar Realty Finance Corp.

        We have audited the internal control over financial reporting of NorthStar Realty Finance Corp. (a Maryland corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements for the year ended December 31, 2012, and our report dated February 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

February 18, 2013

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$444,927	$144,508
Restricted cash	360,075	298,364
Operating real estate, net	1,401,658	1,089,449
Real estate securities, available for sale	1,124,668	1,473,305
Real estate debt investments, net	1,832,231	1,710,582
Investments in and advances to unconsolidated ventures	111,025	96,143
Receivables, net of allowance of $1,526 in 2012 and $1,179 in 2011	28,413	31,488
Receivables, related parties	23,706	5,979
Unbilled rent receivable	16,129	11,891
Derivative assets, at fair value	6,229	5,735
Deferred costs and intangible assets, net	97,700	98,384
Assets of properties held for sale	1,595	3,198
Other assets	65,422	37,411

Total assets(1)	$5,513,778	$5,006,437

Liabilities
CDO bonds payable	$2,112,441	$2,273,907
Mortgage notes payable	1,015,670	783,257
CMBS bonds payable	98,005	—
Secured term loan	14,664	14,682
Credit facilities	61,088	64,259
Exchangeable senior notes	291,031	215,853
Junior subordinated notes, at fair value	197,173	157,168
Accounts payable and accrued expenses	45,895	66,622
Escrow deposits payable	90,032	52,856
Derivative liabilities, at fair value	170,840	234,674
Other liabilities	86,075	103,545

Total liabilities(2)	4,182,914	3,966,823

Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders' Equity
Preferred stock, $536,640 and $250,000 aggregate liquidation preference as of December 31, 2012 and 2011, respectively	504,018	241,372
Common stock, $0.01 par value, 500,000,000 shares authorized, 163,607,259 and 96,044,383 shares issued and outstanding as of December 31, 2012 and 2011, respectively	1,636	960
Additional paid-in capital	1,195,131	809,826
Retained earnings (accumulated deficit)	(376,685)	(8,626)
Accumulated other comprehensive income (loss)	(22,179)	(36,160)

Total NorthStar Realty Finance Corp. stockholders' equity	1,301,921	1,007,372
Non-controlling interests	28,943	32,242

Total equity	1,330,864	1,039,614

Total liabilities and equity	$5,513,778	$5,006,437

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$320,815	$261,295
	Operating real estate, net	342,461	313,227
	Real estate securities, available for sale	1,015,972	1,358,282
	Real estate debt investments, net	1,478,503	1,631,856
	Investments in and advances to unconsolidated ventures	59,939	62,938
	Receivables, net of allowance	16,609	22,530
	Derivative assets, at fair value	—	61
	Deferred costs and intangible assets, net	37,753	47,499
	Assets of properties held for sale	1,595	3,198
	Other assets	14,814	20,549

	Total assets of consolidated VIEs	$3,288,461	$3,721,435

(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable	$2,112,441	$2,273,907
	Mortgage notes payable	228,446	228,525
	Secured term loan	14,664	14,682
	Accounts payable and accrued expenses	13,626	15,754
	Escrow deposits payable	67,406	52,660
	Derivative liabilities, at fair value	170,840	226,481
	Other liabilities	25,144	55,007

	Total liabilities of consolidated VIEs	$2,632,567	$2,867,016

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share and Dividends Declared Data)

	Years Ended December 31,
	2012	2011	2010
Net interest income
Interest income	$386,053	$401,201	$321,296
Interest expense on debt and securities	50,557	45,280	47,569

Net interest income on debt and securities	335,496	355,921	273,727
Other revenues
Rental and escalation income	116,614	112,697	115,467
Commission income	42,385	12,024	2,476
Advisory and other fees—related party	7,916	959	51
Other revenue	2,272	925	4,666

Total other revenues	169,187	126,605	122,660
Expenses
Other interest expense	91,470	96,940	78,641
Real estate properties—operating expenses	18,545	22,611	37,605
Asset management expenses	6,714	8,824	6,386
Commission expense	38,506	10,764	2,130
Other costs, net	2,571	—	—
Impairment on operating real estate	966	—	5,249
Provision for loan losses, net	23,037	52,980	168,446
Provision for loss on equity investment	—	4,482	—
General and administrative
Salaries and equity-based compensation(1)	62,313	66,183	54,565
Other general and administrative	19,787	24,882	28,165

Total general and administrative	82,100	91,065	82,730
Depreciation and amortization	48,836	44,258	31,466

Total expenses	312,745	331,924	412,653

Income (loss) from operations	191,938	150,602	(16,266)
Equity in earnings (losses) of unconsolidated ventures	88	(2,738)	2,550
Other income (loss)	20,258	4,162	—
Unrealized gain (loss) on investments and other	(548,277)	(489,904)	(538,572)
Realized gain (loss) on investments and other	60,485	78,782	145,722
Gain from acquisitions	—	89	15,363

Income (loss) from continuing operations	(275,508)	(259,007)	(391,203)
Income (loss) from discontinued operations	340	(717)	(885)
Gain on sale from discontinued operations	2,079	17,198	2,528

Net income (loss)	(273,089)	(242,526)	(389,560)
Less: net (income) loss allocated to non-controlling interests	11,527	5,615	15,019
Preferred stock dividends	(27,025)	(20,925)	(20,925)
Contingently redeemable non-controlling interest accretion	—	(5,178)	—

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(288,587)	$(263,014)	$(395,466)

Net income (loss) per share from continuing operations (basic/diluted)	$(2.32)	$(3.12)	$(5.19)
Income (loss) per share from discontinued operations (basic/diluted)	—	(0.01)	(0.01)
Gain per share on sale of discontinued operations (basic/diluted)	0.01	0.19	0.03

Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)	$(2.31)	$(2.94)	$(5.17)

Weighted average number of shares of common stock:
Basic	125,198,517	89,348,670	76,552,702

Diluted	131,224,199	93,627,456	82,842,990

(1)
The years ended December 31, 2012, 2011 and 2010 include $12.8 million, $11.7 million and $17.0 million, respectively, of equity-based compensation expense. The year ended December 31, 2010 includes $3.5 million of cash compensation expense and $1.0 million of equity-based compensation expense relating to a separation and consulting agreement with a former executive.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$(273,089)	$(242,526)	$(389,560)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	7,259	(7,506)	13,352
Change in fair value of derivative instruments		—	(3,448)
Reclassification of (gain) loss into earnings	7,412	7,491	6,605

Total other comprehensive income (loss)	14,671	(15)	16,509
Comprehensive income (loss)	(258,418)	(242,541)	(373,051)
Less: Comprehensive (income) loss attributable to non-controlling interests	10,837	5,590	13,730

Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$(247,581)	$(236,951)	$(359,321)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders' Equity
					Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,000	$241,372	74,883	$749	$662,808	$460,912	$(92,670)	$1,273,171	$90,647	$1,363,818
VIE consolidation beginning balance adjustments	—	—	—	—	—	110,793	41,332	152,125	30,535	182,660
Acquisition of N-Star IX	—	—	—	—	—	147,626	—	147,626	—	147,626
Amortization of equity-based compensation	—	—	—	—	17	—	—	17	16,673	16,690
Non-controlling interest—contributions	—	—	—	—	—	—	—	—	11,336	11,336
Dividend reinvestment and stock purchase plan	—	—	92	1	282	—	—	283	—	283
Stock awards/LTIP awards	—	—	99	1	299	—	—	300	—	300
Equity component of warrants	—	—	—	—	61	—	—	61	—	61
Other comprehensive income (loss)	—	—	—	—	—	—	15,219	15,219	1,290	16,509
Conversion of LTIP units	—	—	3,031	30	61,445	—	—	61,475	(61,475)	—
Cash dividends on common stock	—	—	—	—	—	(30,483)	—	(30,483)	(8,299)	(38,782)
Cash dividends on preferred stock	—	—	—	—	—	(20,925)	—	(20,925)	—	(20,925)
Redemption of membership interest	—	—	—	—	(1,810)	—	—	(1,810)	1,800	(10)
Equity in unconsolidated ventures	—	—	—	—	—	—	—	—	(1,815)	(1,815)
Net income (loss)	—	—	—	—	—	(374,541)	—	(374,541)	(25,519)	(400,060)

Balance at December 31, 2010	10,000	$241,372	78,105	$781	$723,102	$293,382	$(36,119)	$1,222,518	$55,173	$1,277,691

Net proceeds from offering of common stock	—	$—	17,250	$173	$69,132	$—	$—	$69,305	$—	$69,305
Reclassification of equity compensation to liability	—	—	—	—	—	—	—	—	(2,136)	(2,136)
Non-controlling interest—contributions	—	—	—	—	—	—	—	—	144	144
Non-controlling interest—distributions	—	—	—	—	—	—	—	—	(13,202)	(13,202)
Dividend reinvestment and stock purchase plan	—	—	62	—	264	—	—	264	—	264
Amortization of equity-based compensation	—	—	—	—	17	—	—	17	11,665	11,682
Contingently redeemable non-controlling interest accretion	—	—	—	—	—	(5,178)	—	(5,178)	—	(5,178)
Equity component of exchangeable notes	—	—	—	—	10,971	—	—	10,971	—	10,971
Other comprehensive income (loss)	—	—	—	—	—	—	(41)	(41)	26	(15)
Conversion of LTIP units	—	—	628	6	6,340	—	—	6,346	(6,346)	—
Dividends on common stock and LTIP Units	—	—	—	—	—	(38,994)	—	(38,994)	(1,809)	(40,803)
Dividends on preferred stock	—	—	—	—	—	(20,925)	—	(20,925)	—	(20,925)
Net income (loss)	—	—	—	—	—	(236,911)	—	(236,911)	(11,273)	(248,184)

Balance at December 31, 2011	10,000	$241,372	96,045	$960	$809,826	$(8,626)	$(36,160)	$1,007,372	$32,242	$1,039,614

Net proceeds from offering of common stock	—	$—	67,250	$673	$382,136	$—	$—	$382,809	$—	$382,809
Net proceeds from offering of preferred stock	11,466	262,646	—	—	—	—	—	262,646	—	262,646
Redemptions of non-controlling interests	—	—	—	—	(2,358)	—	—	(2,358)	2,358	—
Non-controlling interest—contributions	—	—	—	—	—	—	—	—	8,755	8,755
Non-controlling interest—distributions	—	—	—	—	—	—	—	—	(7,053)	(7,053)
Dividend reinvestment plan	—	—	35	1	202	—	—	203	—	203
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	12,817	12,817
Equity component of exchangeable notes	—	—	—	—	2,179	—	—	2,179	—	2,179
Other comprehensive income (loss)	—	—	—	—	—	—	13,981	13,981	690	14,671
Conversion of LTIP units	—	—	277	2	3,135	—	—	3,137	(3,137)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	(79,472)	—	(79,472)	(6,191)	(85,663)
Dividends on preferred stock	—	—	—	—	—	(27,025)	—	(27,025)	—	(27,025)
Net income (loss)	—	—	—	—	—	(261,562)	—	(261,562)	(11,527)	(273,089)

Balance at December 31, 2012	21,466	$504,018	163,607	$1,636	$1,195,120	$(376,685)	$(22,179)	$1,301,910	$28,954	$1,330,864

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(273,089)	$(242,526)	$(389,560)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	(88)	2,738	(2,550)
Depreciation and amortization	49,207	45,050	34,149
Amortization of premium/discount on investments	(137,816)	(136,365)	(82,929)
Interest accretion on investments	(1,827)	(7,094)	(1,316)
Amortization of deferred financing costs	3,528	4,995	6,096
Amortization of equity-based compensation	12,817	11,682	16,991
Unrealized (gain) loss on investments and other	469,374	387,326	431,914
Realized (gain) loss on investments and other / other income	(60,743)	(78,782)	(145,722)
Gain on sale from of discontinued operations / gain from acquisitions	(2,079)	(17,287)	(17,891)
Reversal of accrued loss contingency	(20,000)	—	—
Accrued loss contingency	—	20,000	—
Operating real estate impairment	966	—	6,429
Distributions from unconsolidated ventures	2,433	709	9,097
Amortization of capitalized above/below market leases	(1,266)	(957)	(905)
Unbilled rent receivable	(3,342)	(2,795)	(1,479)
Provision for loss on equity investment	—	4,482	—
Provision for loan losses, net	23,037	52,980	168,446
Allowance for uncollectable accounts	833	445	1,451
Other	598	—	—
Discount and loan fees received	21,177	5,068	2,639
Loan acquisition costs	(829)	—	—
Changes in assets and liabilities:
Restricted cash	495	(1,794)	(1,699)
Cash received from purchase of equity investment	—	—	2,307
Receivables	969	78	3,882
Other assets	(1,464)	(3,857)	2,102
Receivables, related parties	(5,908)	(2,510)	(2,733)
Accounts payable and accrued expenses	(21,425)	15,051	5,552
Other liabilities	24,302	7,497	(8,713)

Net cash provided by (used in) operating activities	79,860	64,134	35,558
Cash flows from investing activities:
Acquisitions of operating real estate, net	(311,485)	—	—
Improvements of operating real estate	(4,485)	(4,028)	(1,498)
Deferred costs and intangible assets	(575)	(2,281)	(7,495)
Net proceeds from disposition of operating real estate	13,369	57,007	3,078
Acquisitions of real estate securities, available for sale	(89,041)	(348,212)	(301,259)
Proceeds from sales of real estate securities, available for sale	343,900	331,500	302,379
Repayments on real estate securities, available for sale	229,870	127,332	68,137
Originations/acquisitions of real estate debt investments	(345,735)	(284,802)	(126,069)
Repayments on real estate debt investments	239,588	306,498	313,199
Proceeds from sales of real estate debt investments	18,109	208,748	143,665
Change in restricted cash	(5,084)	(6,000)	—
Purchase of equity interest	—	(10,715)	(2,195)
Other assets	(19,640)	4,801	(1,082)
Investment in and advances to unconsolidated ventures	(20,326)	(2,579)	(7,332)
Distributions from unconsolidated ventures	487	986	19,797

Net cash provided by (used in) investing activities	48,952	378,255	403,325
Cash flows from financing activities:
Purchase of derivative instruments	(8,920)	(8,500)	(300)
Settlement of derivative instruments	(11,175)	(27,097)	(283)
Collateral held by derivative counterparties	—	23,280	9,189
Borrowings from mortgage notes	241,400	37,445	78,200
Repayments of mortgage notes	(8,987)	(148,354)	(66,267)
Borrowings under credit facilities	134,775	65,566	—
Repayments of credit facilities	(137,946)	(1,307)	—
Proceeds from CMBS	98,131	—	—
Proceeds from CDO bonds reissuance	89,637	—	—
Proceeds from CDO bonds	10,000	64,744	174,318
Repayments of CDO bonds	(693,705)	(386,167)	(271,316)
Repurchases of CDO bonds	(98,818)	(75,314)	(17,653)
Borrowings under secured term loans	—	—	24,739
Repayments of secured term loans	(18)	(22,199)	(248,744)
Payment of deferred financing costs	(11,088)	(12,781)	(2,816)
Change in restricted cash	(41,522)	81,069	(71,325)
Proceeds from exchangeable senior notes	82,000	172,500	—
Repurchases and repayment of exchangeable senior notes	(7,500)	(75,188)	—
Net proceeds from preferred stock offering	262,646	—	—
Net proceeds from common stock offering	383,480	69,305	—
Proceeds from dividend reinvestment and stock purchase plan	203	266	346
Dividends (common and preferred)	(106,497)	(59,919)	(51,408)
Contributions from non-controlling interests	8,755	—	4,686
Distributions / repayments to non-controlling interests	(13,244)	(120,669)	(13,738)

Net cash provided by (used in) financing activities	171,607	(423,320)	(452,372)
Net increase (decrease) in cash and cash equivalents	300,419	19,069	(13,489)
Cash and cash equivalents—beginning of period	144,508	125,439	138,928

Cash and cash equivalents—end of period	$444,927	$144,508	$125,439

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, variable interest entities ("VIE") where the Company is the primary beneficiary and voting interest entities which are generally majority or wholly-owned and controlled by the Company. All significant intercompany balances have been eliminated in consolidation.

Variable Interest Entities

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

        A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has a potentially significant interest in the entity and controls such entity's significant decisions. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE's purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Voting Interest Entities

        A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participation rights that result in shared power of the activities that most significantly impact the performance of the entity.

        The Company performs on-going reassessments of whether entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.

Investments in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method. When the Company owns a non-controlling financial interest in an entity and is deemed to exert significant influence over the entity's operating and financial policies, the investment is accounted for either: (i) under the equity method where the investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses; or (ii) at fair value by electing the fair value option available under U.S. GAAP. Significant influence generally exists when the Company owns 20% to 50% of the entity's common stock or in-substance common stock. The Company may account for such investments using the cost method if the Company does not maintain significant influence over the unconsolidated entity.

        Under the equity method, capital contributions, distributions and profits and losses of such entities are allocated in accordance with the terms of the applicable partnership and limited liability company agreements. Such allocations may differ from the stated percentage interests, if any, in such entities as a result of preferred returns and allocation formulas as described in such agreements.

        The Company has no investments in unconsolidated subsidiaries accounted for under the equity method that have assets, either individually or in the aggregate, greater than 10% of total consolidated assets or income (loss) greater than 10% of net income (loss) from continuing operations.

Non-controlling Interests

        A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) ("OCI") attributable to controlling and non-controlling interests.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Estimates

        The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that could affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates and assumptions.

Reclassifications

        Certain prior period amounts have been reclassified in the consolidated financial statements to conform to current period presentation.

Comprehensive Income (Loss)

        The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The components of OCI principally include: (i) unrealized gain (loss) of securities available for sale for which the fair value option is not elected; and (ii) the reclassification of unrealized gain (loss) on derivative instruments that are or were deemed to be effective hedges.

Cash and Cash Equivalents

        The Company considers all highly-liquid investments with a remaining maturity date of three months or less to be cash equivalents. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250,000 per institution. The Company mitigates credit risk by placing cash and cash equivalents with major financial institutions. To date, the Company has not experienced any losses on cash and cash equivalents.

Restricted Cash

        Restricted cash consists of amounts related to operating real estate (escrows for taxes, insurance, capital expenditures, tenant security deposits, payments required under certain lease agreements), loan origination (escrow deposits) and the Company's CDO and CMBS financing transactions. Restricted cash in CDO financing transactions represent proceeds from repayments and/or sales and since the CDO financing transactions are past their respective reinvestment period, the cash is being distributed in accordance with priority of cash flows set forth in the respective CDO's governing documents.

Fair Value Option

        The fair value option provides an election that allows companies to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur.

Real Estate Debt Investments

        CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, discounts, premiums and unfunded commitments. CRE debt

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.

Real Estate Securities

        The Company classifies its CRE security investments as available for sale on the acquisition date, which are carried at fair value. The Company has generally elected to apply the fair value option of accounting for its CRE security investments. For those CRE securities for which the fair value option of accounting was elected, any unrealized gains (losses) from changes in fair value are recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.

        The Company may decide to not elect the fair value option for certain CRE securities due to the nature of the particular instrument. For those CRE securities for which the fair value option of accounting was not elected, any unrealized gains (losses) from the change in fair value is reported as a component of accumulated OCI in the consolidated statements of equity, to the extent impairment losses are considered temporary.

Operating Real Estate

        Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to acquisitions deemed to be business combinations subsequent to January 1, 2009 are expensed. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life.

        Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category	Term
Building (fee interest)	10 to 40 years
Building improvements	Lesser of the remaining life of building or useful life
Building (leasehold interest)	Lesser of 40 years or the remaining term of the lease
Land improvements	30 years
Tenant improvements	Lesser of the useful life or the remaining term of the lease

        The Company follows the purchase method of accounting for acquisitions of operating real estate held for investment, where the purchase price is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles. The Company evaluates whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to collateral) ("REO") constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        The following table presents future minimum rental income under leases as of December 31, 2012 (dollars in thousands):

Years Ending December 31:
2013	$107,265
2014	97,950
2015	91,396
2016	82,139
2017	65,578
Thereafter	179,061

Total	$623,389

Deferred Costs

        Deferred costs include deferred financing costs and deferred lease costs. Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining financing. These costs are amortized to interest expense over the term of the financing using either the effective interest method or straight-line method depending on the type of financing. Unamortized deferred financing costs are expensed when the associated borrowing is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period such financing transaction was terminated. Deferred lease costs consist of fees incurred to initiate and renew operating leases, which are amortized on a straight-line basis over the remaining lease term and is recorded to depreciation and amortization in the consolidated statements of operations.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The following table presents identified intangibles as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Intangible Assets		Intangible Liabilities	Intangible Assets		Intangible Liabilities
	Above- market Leases	Other	Below- market Leases	Above- market Leases	Other	Below- market Leases
Gross amount	$21,180	$106,453	$42,017	$23,012	$100,844	$44,041
Accumulated amortization	(7,646)	(46,329)	(13,919)	(6,551)	(35,223)	(11,686)

Total	$13,534	$60,124	$28,098	$16,461	$65,621	$32,355

        The Company recorded amortization of acquired above-market leases, net of acquired below-market leases, of $1.4 million, $1.0 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of other intangible assets was $13.7 million, $13.4 million and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Estimated annual amortization of intangible assets and liabilities is presented as follows (dollars in thousands):

	Above and Below Market Leases, Net(1)	Other Intangibles(1)
2013	$1,624	$12,895
2014	1,711	10,825
2015	1,774	9,334
2016	2,011	7,355
2017	1,520	4,406
Thereafter	5,924	15,309

Total	$14,564	$60,124

(1)
Identified intangibles will be amortized through periods ending December 2025.

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

        Loans acquired at a discount with deteriorated credit quality are accreted to expected recovery. The Company continues to estimate the amount of recovery over the life of such loans. A subsequent change in expected future cash flows is recognized as an adjustment to the accretable yield prospectively over the remaining life of such loan.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        Interest income is recognized using the effective interest method with any purchased premium or discount accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which is then applied prospectively or retrospectively to recognize interest income.

Operating Real Estate

        Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable in the consolidated balance sheets. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

Commission Income

        Commission income represents income earned from selling equity in the Company's sponsored non-traded REITs through the Company's broker-dealer subsidiary and currently includes NorthStar Real Estate Income Trust, Inc. ("NorthStar Income I"). Commission income is accrued on a trade date basis.

Advisory and Other Fees

        Advisory and other fees include fees earned from the management of the Company's non-traded REITs and are recognized in the periods during which the related services are performed and the amounts have been contractually earned.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment ("OTTI") as changes in fair value are recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

        CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

Operating Real Estate

        The Company's real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the estimated fair value of the property.

        Allowances for doubtful accounts for tenant/operator receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants/operators to make required rent and other payments contractually due. Additionally, the Company

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

establishes, on a current basis, an allowance for future tenant/operator credit losses on billed and unbilled rents receivable based upon an evaluation of the collectability of such amounts.

Investments in and Advances to Unconsolidated Ventures

        The Company reviews its equity investments in unconsolidated ventures on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount over the estimated fair value of the investment and is reported in provision for loss on equity investment in the consolidated statements of operations.

Troubled Debt Restructuring

        CRE debt investments modified in a troubled debt restructuring ("TDR") are modifications granting a concession to a borrower experiencing financial difficulties where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. Management judgment is necessary to determine whether a loan modification is considered a TDR. Troubled debt that is fully satisfied via taking title to collateral, repossession or other transfers of assets is generally included in the definition of TDR. Loans acquired as a pool with deteriorated credit quality that have been modified are not considered a TDR.

Derivatives

        Derivatives are used to manage exposure to interest rate risk. For derivatives that qualify as cash flow hedges, the effective portion of changes in fair value of derivatives designated as a hedge is recorded in accumulated OCI and is subsequently reclassified into income in the period that the hedged item affects income. Amounts reported in OCI relate to the hedge of the Company's floating-rate borrowings are reclassified to interest expense as interest payments are made on associated borrowings.

        The change in fair value for derivatives that do not qualify as a hedge for U.S. GAAP is recorded in earnings. When the Company elected the fair value option for certain of its borrowings, any derivatives designated as a qualifying hedge at the time no longer qualified for hedge accounting given that the underlying borrowing will be remeasured with changes in the fair value recorded in earnings. For such derivatives, the unrealized gain (loss) at that time will remain in accumulated OCI and will be reclassified into earnings over the life of the associated borrowing, with current changes in fair value recorded in earnings.

Exchangeable Senior Notes

        The proceeds from exchangeable senior notes that may be settled in cash at the option of the issuer, including partial cash settlements, must be bifurcated between a liability component and an equity component associated with the embedded conversion option. The liability component is calculated based on the present value of the contractual cash flows discounted at a comparable market

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

conventional borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable senior notes and is accreted as additional interest expense to the contractual maturity using the effective interest method. The equity component is calculated based on the difference between the proceeds received and the fair value of the liability component at the issuance date. The equity component is recorded in additional paid-in-capital, net of issuance costs, on the consolidated balance sheets. Issuance costs related to exchangeable senior notes is allocated between the liability and the equity components based on their relative values.

Equity-Based Compensation

        The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For service-based awards, the Company recognizes compensation expense over the vesting period on a straight-line basis. For awards with performance or market measures, the Company recognizes compensation expense over the requisite service period, using the accelerated attribution expense method. For performance-based measures, compensation expense, net of estimated forfeitures, is recorded based on the Company's estimate of the probable achievement of such measures. For market-based measures, the Company recognizes compensation expense based on the initial estimate of the fair value of the award using a binomial model.

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

Earnings Per Share

        The Company's basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. For purposes of calculating EPS, the Company considers all unvested restricted stock units which participate in the Company's dividends to be outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding warrants or other contracts to issue common stock were exercised or converted to common stock (including limited partnership interests in the Operating Partnership),

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

where such exercise or conversion would result in a lower EPS. The dilutive effect of partnership interests in the Operating Partnership is calculated assuming all units are converted to common stock.

Income Taxes

        The Company and its wholly-owned subsidiary, NRFC Sub-REIT Corp. ("Sub-REIT"), have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the ("Code"). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company's and Sub-REIT's REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.

        The Company maintains various taxable REIT subsidiaries ("TRSs") which may be subject to U.S. federal, state and local income taxes and foreign taxes. In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business. A TRS is subject to regular corporate income tax. The Company has established several TRSs in jurisdictions for which no taxes are assessed on corporate earnings. However, the Company must include in earnings the income from these TRSs even if it has received no cash distributions. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in domestic TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company's U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in tax expense in the consolidated statements of operations. One of the Company's TRSs had net operating losses of $14.1 million which can generally be used to offset future operating income for up to 20 years. As of December 31, 2012, the Company has a deferred tax asset of $5.5 million, principally as a result of net operating losses. The Company had concluded that it is more likely than not that the net operating losses will not be utilized during the carryforward period, and as such, the Company has established a valuation allowance against the deferred tax asset.

        From time-to-time, the Company's TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to the Company's various

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

lines of business. Certain entities may be consolidated in the Company's financial statements. In consolidation, these fees are eliminated when the entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.

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

        The Company has assessed its tax positions for all open tax years, which includes 2009 to 2012 and concluded there were no material uncertainties to be recognized. The Company's accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2012, 2011 and 2010.

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

        In June 2011, the FASB issued an accounting update concerning the presentation of comprehensive income. The update requires either a single, continuous statement of comprehensive income be included in the statement of operations or an additional statement of comprehensive income immediately following the statement of operations. The update does not change the components of OCI that must be reported but it eliminates the option to present OCI on the statement of equity. In February 2013, the FASB issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The update is effective for the Company in the first quarter 2013. Early adoption is permitted. The Company is currently evaluating

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the impact of this accounting update and does not expect it will have a material impact on the consolidated financial statements. The remaining requirements of the accounting update were effective for the Company in the first quarter 2012 and were applied retrospectively to all periods reported after the effective date. There was no impact on the consolidated financial statements as the Company currently complies with the update.

3. Variable Interest Entities

        The Company has evaluated its CRE debt and security investments and investments in unconsolidated ventures to determine whether they are a VIE. In addition, the Company evaluates its financings structured as securitizations, such as its collateralized debt obligations ("CDOs") and its liabilities to subsidiary trusts issuing preferred securities ("junior subordinated notes"), to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending based on type of investment or financing. These analyses require considerable judgment in determining the primary beneficiary of a VIE. This could result in the consolidation of an entity that would otherwise not have been consolidated or the non-consolidation of an entity that would have otherwise have been consolidated.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Variable Interest Entities (Continued)

        The Company is not contractually required to provide financial support to any of its consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support for the years ended December 31, 2012 and 2011.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

        Based on management's analysis, the Company is not the primary beneficiary of VIEs it has identified since it does not have both the: (i) power to direct the activities that most significantly impact the VIE's economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Accordingly, these VIEs are not consolidated into the Company's financial statements as of December 31, 2012.

Real Estate Debt Investments

        The Company identified nine CRE debt investments with a total carrying value as of December 31, 2012 of $161.7 million as variable interests in a VIE. The Company has determined that it is not the primary beneficiary of these VIEs, and as such, the VIEs should not be consolidated in the Company's financial statements. For all other CRE debt investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all CRE debt investments as loans.

Real Estate Securities

        The Company has identified ten CRE securities with a fair value of $32.5 million as variable interests in VIEs. In connection with certain existing CMBS investments, the Company became the controlling class of a securitization the Company did not sponsor. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.

        In March 2011, in connection with existing investments of certain CMBS, the Company became the controlling class of a securitization the Company did not sponsor. The Company determined it was the primary beneficiary due to having ownership in more than 50% of the controlling class and the right to appoint the special servicer, which gave the Company the power to direct the activities that impact the economic performance of the VIE. However, the Company sold a significant portion of this investment, and as such, the Company determined it was no longer the primary beneficiary. In September 2011, the Company was appointed special servicer for a loan in this securitization. The Company does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary.

        In June 2011, the Company acquired the "B-piece" in a $2.1 billion CMBS securitization. The Company was appointed as special servicer for the securitization. The Company determined such securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Variable Interest Entities (Continued)

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

        The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2012 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$161,737	$—	$161,737	$161,737
Real estate securities, available for sale	—	—	32,493	32,493	32,493

Total assets	—	161,737	32,493	194,230	194,230
Junior subordinated notes, at fair value	197,173	—	—	197,173	NA

Total liabilities	197,173	—	—	197,173	NA

Net	$(197,173)	$161,737	32,493	(2,943)	NA

(1)
The Company's maximum exposure to loss as of December 31, 2012 would not exceed the carrying value of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the years ended December 31, 2012 and 2011. As of December 31, 2012, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

Real Estate Securities

        CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy.

Derivative Instruments

        Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with market observable inputs such as interest rates and contractual cash flows, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. However, since the majority of derivatives are held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.

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

Fair Value Hierarchy

        Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$703,327	$280,691	$984,018
Third-party CDO notes	—	420	47,816	48,236
Unsecured REIT debt	—	56,246	135	56,381
Trust preferred securities	—	—	9,571	9,571
Agency debentures	—	26,462	—	26,462

Subtotal real estate securities, available for sale	—	786,455	338,213	1,124,668
Derivative assets	—	6,229	—	6,229

Total assets	$—	$792,684	$338,213	$1,130,897

Liabilities:
CDO bonds payable(1)	$—	$—	$1,999,470	$1,999,470
Junior subordinated notes	—	—	197,173	197,173
Derivative liabilities	—	170,840	—	170,840

Total liabilities	$—	$170,840	$2,196,643	$2,367,483

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value (Continued)

        The following table presents additional information about financial assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2012 and 2011, for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	December 31, 2012			December 31, 2011
	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(1)	$422,607	$2,145,239	$157,168	$492,576	$2,258,805	$191,250
Transfers into Level 3(2)	84,871	—	—	178,098	—	—
Transfers out of Level 3(2)	(91,161)	—	—	(112,601)	—	—
Purchases / borrowings / amortization	59,559	99,775		163,028	65,200	—
Sales	(95,433)	—	—	(123,757)	—	—
Paydowns	(80,911)	(675,038)	—	(50,389)	(325,989)	—
Repurchases	—	(103,118)	—	—	(75,316)	—
Losses:
Realized losses included in earnings	(4,416)	22,507	—	(12,252)	25,521	—
Unrealized losses included in earnings	(47,795)	510,105	40,005	(140,725)	199,665	—
Included in other comprehensive income (loss)	(569)	—	—	(7,676)	—	—
Gains:
Realized gains included in earnings	25,431	—	—	17,495	(35)	—
Unrealized gains included in earnings	59,048	—	—	18,800	(2,612)	(34,082)
Included in other comprehensive income (loss)	6,982	—	—	10	—	—

Ending balance	$338,213	$1,999,470	$197,173	$422,607	$2,145,239	$157,168

Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held	$14,481	$(320,134)	$(40,005)	$(127,330)	$(119,799)	$34,082

(1)
Reflects the balance as of January 1, 2012 and 2011 for the years ended December 31, 2012 and 2011, respectively.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become less observable during the period. Transfers are assumed to occur at the beginning of the year.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value (Continued)

        There were no transfers, other than those identified in the table above, during the years ended December 31, 2012 and 2011.

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

        The Company's non-recurring financial measurements include the measurement of provision for loan losses on CRE debt, provision for loss on equity investments in unconsolidated ventures and impairment on operating real estate, which are classified as Level 3 of the fair value hierarchy. The provision for loan losses are generally based on a discounted cash flow model of a loan's underlying collateral. The key unobservable inputs used to determine the provision for loan losses for the year ended December 31, 2012 included discount rates ranging from 7.0% to 15.5%, with a weighted average discount rate of 9.1% and capitalization rates ranging from 5.0% to 23.0%, with a weighted average capitalization rate of 7.6%. The impairment on operating real estate is generally based on comparable real estate sales within the respective property's submarket.

        Refer to Note 7 for a further discussion of provision for loan losses on the Company's CRE debt investments, Note 5 for a discussion of impairment on operating real estate and Note 8 for a discussion of provision for loss on equity investments in unconsolidated ventures, if any.

Fair Value Option

        The Company has generally elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities; CDO bonds payable; and junior subordinated notes. Given recent market volatility, the Company has observed that the impact of electing the fair value option would result in additional variability to the Company's consolidated statements of operations which management believes is not a useful presentation. Therefore, the Company more recently has not elected the fair value option. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value (Continued)

        The following table presents the fair value of financial instruments for which the fair value option was elected as of December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Assets:
Real estate securities, available for sale:(1)
CMBS	$918,356	$1,199,660
Third-party CDO notes	25,868	40,231
Unsecured REIT debt	56,381	94,298
Trust preferred securities	9,571	19,145
Agency debentures	26,462	23,559

Total assets	$1,036,638	$1,376,893

Liabilities:
CDO bonds payable(2)	$1,999,470	$2,145,239
Junior subordinated notes	197,173	157,168

Total liabilities	$2,196,643	$2,302,407

(1)
December 31, 2012 excludes 21 CRE securities with an aggregate carrying value of $88.0 million for which the fair value option was not elected. December 31, 2011 excludes ten CRE securities with an aggregate carrying value of $96.4 million for which the fair value option was not elected.

(2)
December 31, 2012 and 2011 excludes CapLease CDO bonds payable with a carrying value of $113.0 million and $128.7 million for which the fair value option was not elected, respectively.

        The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of December 31, 2012 (dollars in thousands):

	Fair Value at December 31, 2012	Amount Due Upon Maturity	Difference
CDO bonds payable(1)	$1,999,470	$3,239,827	$(1,240,357)
Junior subordinated notes	197,173	280,117	(82,944)

Total liabilities	$2,196,643	$3,519,944	$(1,323,301)

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value (Continued)

Changes in Fair Value Recorded in the Statements of Operations

        For the years ended December 31, 2012, 2011 and 2010, the Company recognized the following unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Assets:
Real estate securities, available for sale	$35,993	$(186,136)	$294,320
Liabilities:
CDO bonds payable	(510,105)	(197,054)	(667,973)
Junior subordinated notes	(40,005)	34,067	(24,215)

Subtotal(1)	(514,117)	(349,123)	(397,868)
Derivatives	44,743	(38,203)	(34,046)

Total	$(469,374)	$(387,326)	$(431,914)

(1)
Represents financial assets and liabilities for which the fair value option was elected.

        The remaining amount of unrealized gains (losses) on investments and other in the consolidated statements of operations relates to net cash payments on interest rate swaps. Refer to Note 14 for a discussion of derivative instruments.

        The unrealized losses for CDO bonds payable attributable to paydowns at par and repurchases were $190.0 million for the year ended December 31, 2012. The remaining amount relates to the changes in fair value.

Fair Value of Financial Instruments

        In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosures of estimated fair value of financial instruments were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value (Continued)

        The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$2,539,075	$1,124,668	$1,124,668	$3,234,145	$1,473,305	$1,473,305
Real estate debt investments, net	2,371,464	1,832,231	1,763,851	2,354,932	1,710,582	1,609,517
Derivative assets(2)(3)	815,500	6,229	6,229	468,500	5,735	5,735
Financial liabilities:(1)
CDO bonds payable(2)	$3,371,753	$2,112,441	$2,108,817	$4,125,769	$2,273,907	$2,273,253
Mortgage notes payable	1,015,670	1,015,670	1,034,428	783,257	783,257	801,710
CMBS bonds payable	98,131	98,005	98,298	—	—	—
Credit facilities	61,088	61,088	61,088	64,259	64,259	64,259
Secured term loan	14,664	14,664	15,276	14,682	14,682	15,443
Exchangeable senior notes	303,165	291,031	357,627	228,665	215,853	221,948
Junior subordinated notes(2)	280,117	197,173	197,173	280,117	157,168	157,168
Derivative liabilities(2)(3)	1,392,269	170,840	170,840	1,836,972	234,674	234,674

(1)
The fair value of other financial instruments not included in this table are estimated to approximate their carrying amounts.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

(3)
Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $68.9 million and $288.8 million as of December 31, 2012 and 2011, respectively.

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

Real Estate Debt Investments

        For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Prices were calculated assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. For any CRE debt investments that are deemed impaired, carrying value approximates fair value. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value (Continued)

Mortgage Notes Payable

        For mortgage notes payable, the Company uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

CMBS Bonds Payable

        CMBS bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.

Credit Facilities

        The Company has amounts outstanding under three credit facilities all of which bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximated fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

Secured Term Loan

        Secured term loan includes the Company's Term Asset-Backed Securities Loan Facility ("TALF") borrowing. The estimated fair value is based on interest rates available for issuance of liabilities with similar terms and remaining maturities. This fair value measurement is based on observable inputs, and as such, is classified as Level 2 of the fair value hierarchy.

Exchangeable Senior Notes

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

        The following table presents the exchangeable senior notes as of December 31, 2012 (dollars in thousands):

	Principal Amount	Carrying Value	Fair Value
11.50% Notes	$35,710	$35,611	$37,471
7.25% Notes	12,955	12,955	13,077
7.50% Notes	172,500	162,596	208,294
8.875% Notes	82,000	79,869	98,785

Total	$303,165	$291,031	$357,627

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Operating Real Estate

        The following table presents operating real estate, net as of December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Land	$267,443	$213,869
Land improvements	224,030	1,204
Buildings and improvements	967,427	903,250
Leasehold interests	12,322	15,568
Tenant improvements	69,304	67,074
Furniture and fixtures	9,075	6,554

Subtotal(1)	1,549,601	1,207,519
Less: Accumulated depreciation	(147,943)	(118,070)

Operating real estate, net(2)	$1,401,658	$1,089,449

(1)
As of December 31, 2012 and 2011, includes $359.0 million and $319.7 million of REO, respectively.

(2)
As of December 31, 2012 and 2011, operating real estate was subject to $1.0 billion and $783.3 million of mortgage notes payable, respectively.

        For the years ended December 31, 2012, 2011 and 2010, depreciation expense was $33.3 million, $29.1 million and $26.1 million, respectively.

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

        In December 2012, the Company, through a joint venture with a private investor, acquired a portfolio of 36 manufactured housing communities located in Colorado, Wyoming, Arkansas and Illinois containing 6,269 pad rental sites and 604 manufactured homes located across those sites ("MH Joint Venture"). The MH Joint Venture was financed with two non-recourse mortgage notes totaling $236.9 million, maturing in 2023 and the remainder in cash. The Company contributed $81.1 million for an 85% interest in the MH Joint Venture. The Company consolidates the MH Joint Venture based on its majority voting interest in the entity and it is included in the real estate segment. Transaction costs of $1.7 million were incurred and are included in other costs, net in the consolidated statements of operations. As of December 31, 2012, the carrying value of the investment was $325.3 million comprised of $283.8 million of pad rental sites, $12.7 million of manufactured homes and $28.8 million of intangible and other assets. As of December 31, 2012, the Company had future funding commitments of $10.0 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Operating Real Estate (Continued)

        The Company estimated the fair value of the assets and liabilities for all real estate acquired (including taking title to collateral) at the date of acquisition. The final allocation of the purchase price is subject to refinement upon receipt of all information requested related to the properties. In connection with such acquisitions, the Company recorded $7.5 million of intangible assets and $4.9 million of deferred costs.

        The following table presents the Company's preliminary allocation of purchase price of the assets and liabilities assumed upon acquisition related to acquisitions in 2012 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Assets:
Cash and cash equivalents	$6,941
Restricted cash	6,320
Operating real estate, net	328,756
Deferred costs and intangible assets	12,417
Other assets	6,517

Total assets	$360,951

Liabilities:
Mortgage notes payable	$241,400
Accounts payable and accrued expenses	1,019
Other liabilities	1,057

Total liabilities	243,476
Total equity	117,475

Total liabilities and equity	$360,951

Other REO

        For the year ended December 31, 2012, in connection with certain CRE debt investments, the Company acquired other REO by taking title to the following properties (dollars in thousands):

Date	Type	Location	Original Loan Balance	Initial REO Value(1)
January	Retail	Park City, UT(2)	$10,719	$3,976
April	Hotel	Arlington, TX	5,975	5,975
December	Office	Houston, TX	21,920	21,920
December	Office/Land	San Jose, CA	10,446	5,186

Total			$49,060	$37,057

(1)
All initial REO values approximate fair value.

(2)
Property was sold in December 2012.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Operating Real Estate (Continued)

Operating Real Estate Sales

        The following table presents sales of operating real estate for the years ended December 31, 2012, 2011 and 2010, respectively (dollars in thousands):

Date	Type	Location	Sales Proceeds	Gain (Loss)
2012
January	Land	Aventura, FL	$5,068	$2,011
June	Land	Florence, AZ	1,356	1,001
December	Retail	Park City, UT	—	6,281

Subtotal			6,424	9,293	(1)
April	Office	Indianapolis, IN	2,118	314
December	Multifamily	San Antonio, TX	4,827	1,765

Subtotal			6,945	2,079	(2)

Total			$13,369	$11,372

2011
March	Retail	New York, NY	$6,889	$4,981
April	Healthcare	Various—Wisconsin	25,992	9,416
August	Multifamily	Norcross, GA	7,122	2,918
Other	Office	Various	17,004	(117)

Total			$57,007	$17,198	(2)

2010
May	Retail	New York, NY	$3,078	$2,528	(2)

(1)
Included in realized gains (losses) on investments and other.

(2)
Included in gain (loss) from discontinued operations.

        In May 2011, the Company took title to a timeshare property which is classified in other assets on the consolidated balance sheets. For the year ended December 31, 2012, the Company sold 38 timeshare units for total sales proceeds of $22.7 million, including seller financing of $0.9 million, resulting in a realized gain of $20.9 million ($2.1 million related to prior gains no longer deferred). For the year ended December 31, 2011, the Company sold 15 timeshare units for total sales proceeds of $8.7 million, including seller financing of $2.3 million, resulting in a realized gain of $3.7 million.

Impairment on Operating Real Estate

        In the fourth quarter 2012, the Company recorded an impairment on operating real estate of $1.0 million on a healthcare property located in Wisconsin due to an operator default on a lease. As of December 31, 2012, the carrying value of the property was $0.5 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Operating Real Estate (Continued)

Discontinued Operations

        In January 2012, in connection with a partial interest in a debt investment, the Company took title to a healthcare property located in Lexington, Kentucky. The loan had a zero carrying value at such time. Contemporaneous with taking title, the Company purchased the remaining interest in the loan from a third party for $0.8 million implying a total value of $1.0 million and as a result, the Company recorded $0.3 million in other income (loss) in the consolidated statements of operations. For the year ended December 31, 2012, assets held for sale relate to this healthcare property. The remaining asset held for sale is land which is not deemed to be a discontinued operation.

        The following table presents income (loss) from discontinued operations and related gain (loss) on sale from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
Revenue:
Rental and escalation income	$3,084		$4,909		$10,428
Other revenue	—		219		148

Total revenue	3,084		5,128		10,576

Expenses:
Real estate properties—operating expenses	1,714		1,296		865
Other interest expense	—		2,177		5,185
Impairment on real estate held-for-sale	—		—		1,180
General and administrative expenses	659		1,580		1,548
Depreciation and amortization	371		792		2,683

Total expenses	2,744		5,845		11,461

Income (loss) from discontinued operations	340		(717)		(885)
Gain (loss) on sale from discontinued operations	2,079	(1)	17,198	(2)	2,528	(3)

Total income from discontinued operations	$2,419		$16,481		$1,643

(1)
Related to the sale of an office property and a multifamily property.

(2)
Primarily related to the sale of 18 healthcare assisted living facilities, a leasehold interest in a retail property and a multifamily property.

(3)
Related to the sale of a leasehold interest in a retail property.

Midwest Holdings

        In March 2011, the Company sold its 100% common membership interest in Midwest Care Holdco TRS I LLC ("Midwest Holdings") and assigned all of its rights, title, obligations and other interests in Midwest Holdings to the purchaser and contemporaneously entered into a new lease agreement with an affiliate of the purchaser. As of March 2011, the operations of Midwest Holdings were deconsolidated.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Operating Real Estate (Continued)

The Company recognized a realized loss of $0.5 million in connection with the sale and deconsolidation of its common membership interest.

6. Real Estate Securities, Available for Sale

        As of December 31, 2012, the Company held the following CRE securities (dollars in thousands):

Asset Type:	Number(1)	Principal Amount	Amortized Cost	Cumulative Unrealized Gain (Loss) on Investments(2)	Fair Value(3)	Allocation by Investment Type(4)	Weighted Average Coupon	Weighted Average Yield(5)
CMBS	485	$2,207,067	$1,551,389	$(567,371)	$984,018	86.9%	3.75%	10.43%
Third-party CDO notes	35	197,103	159,657	(111,421)	48,236	7.8%	0.62%	7.54%
Unsecured REIT debt	11	57,180	53,585	2,796	56,381	2.2%	5.50%	1.29%
Trust preferred securities	3	14,725	10,916	(1,345)	9,571	0.6%	2.26%	6.80%
Agency debentures	4	63,000	17,538	8,924	26,462	2.5%	NA	3.51%

Total	538	$2,539,075	$1,793,085	$(668,417)	$1,124,668	100.0%	3.45%	9.81%

(1)
Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(2)
Includes 21 CRE securities for which the fair value option was not elected.

(3)
Predominately all CRE security investments serve as collateral for financing transactions including carrying value of $1,016.0 million for CDO financing transactions and $35.5 million for the CMBS Facility. The remainder is unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2012.

        The CMBS portfolio as of December 31, 2012 is comprised of 485 investments that are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, the portfolio is typically well-diversified by collateral type and geography. As of December 31, 2012, contractual maturities of the CRE security investments ranged from two months to 40 years, with a weighted average expected maturity of 3.0 years.

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

(1)
Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(2)
Includes ten CRE securities for which the fair value option was not elected, representing $7.5 million of net unrealized losses included in OCI.

(3)
Predominately all CRE security investments serve as collateral for financing transactions including carrying value of $1,358.3 million for CDO financing transactions and $73.1 million for the CMBS Facility. The remainder is unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2011.

        For the year ended December 31, 2012, proceeds from the sale of CRE securities were $343.9 million, resulting in a net realized gain of $50.5 million. For the year ended December 31, 2011, proceeds from the sale of CRE securities were $331.5 million, resulting in a net realized gain of $27.4 million. For the year ended December 31, 2010, proceeds from the sale of CRE securities were $302.4 million, resulting in a net realized gain of $75.8 million.

        CRE security investments includes 21 securities for which the fair value option was not elected. As of December 31, 2012, the aggregate carrying value of these securities was $88.0 million, representing $0.2 million of net unrealized losses included in OCI. The Company held five securities with an aggregate carrying value of $28.5 million with an unrealized loss of $1.3 million as of December 31, 2012 and all but one of these securities were in an unrealized loss position for a period of less than 12 months. Based on management's quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Real Estate Debt Investments

        As of December 31, 2012, the Company held the following CRE debt investments (dollars in thousands):

					Weighted Average				Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)
First mortgage loans	74	$1,578,872	$1,205,313	66.6%	4.29%	3.26%	1.25%	6.10%	94.5%
Mezzanine loans	18	440,941	333,064	18.6%	4.34%	1.61%	—	2.68%	59.9%
Subordinate mortgage interests	7	121,473	96,357	5.1%	6.40%	3.97%	—	5.85%	75.7%
Credit tenant loans and other notes	49	128,903	122,535	5.4%	6.59%	—	—	7.37%	0.0%
Term loans	4	101,275	74,962	4.3%	11.05%	3.50%	—	12.19%	5.0%

Total/Weighted average	152	$2,371,464	$1,832,231	100.0%	6.26%	3.06%	1.25%	5.68%	78.2%

(1)
Certain of the CRE debt investments serve as collateral for financing transactions including carrying value of $1,478.5 million for CDO financing transactions, $145.6 million for the NorthStar CMBS Financing Transaction and $64.1 million for the credit facilities including a loan financed subsequent to year end (refer to Note 9). The remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $28.0 million. The Company expects that $26.0 million of these commitments will be funded from CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $2.0 million.

(2)
Includes six loans with an aggregate carrying value of $148.7 million on non-accrual status, which were primarily comprised of mezzanine loans. One of these loans is classified as non-performing. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Non-accrual excludes $106.4 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$285.6 million principal amount of the CRE debt investments have a weighted average LIBOR floor of 2.82%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2012, and for debt with a LIBOR floor, using such floor.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Real Estate Debt Investments (Continued)

        As of December 31, 2011, the Company held the following CRE debt investments (dollars in thousands):

					Weighted Average				Floating Rate as % of Principal Amount
Asset Type:	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)
First mortgage loans	75	$1,552,066	$1,094,957	65.9%	4.77%	3.06%	6.94%	5.23%	92.4%
Mezzanine loans	17	426,709	334,317	18.1%	6.43%	2.21%	—	3.97%	62.6%
Subordinate mortgage interests	9	159,289	96,565	6.8%	6.40%	3.51%	—	4.61%	81.4%
Credit tenant loans and other notes	55	147,426	140,342	6.3%	6.49%	—	—	6.87%	—
Term loans	6	69,442	44,401	2.9%	7.75%	5.00%	—	8.80%	15.4%

Total/Weighted average	162	$2,354,932	$1,710,582	100.0%	6.21%	2.97%	6.94%	5.11%	78.2%

(1)
Certain of the CRE debt investments serve as collateral for financing transactions including carrying value of $1,627.0 million for CDO financing transactions. The remainder is unleveraged.

(2)
Includes ten loans with an aggregate carrying value of $67.8 million on non-accrual status, which were primarily first mortgage loans. Three of these loans are classified as non-performing. Non-accrual excludes $94.5 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$139.8 million principal amount of the CRE debt investments have a weighted average LIBOR floor of 3.79%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2011, and for debt with a LIBOR floor, using such floor.

        For the year ended December 31, 2012, the Company originated nine loans and acquired three loans with an aggregate principal amount of $265.1 million (including two interests owned through joint ventures). The weighted average expected return on invested equity of these debt investments is approximately 18%. In addition, the Company opportunistically originated two loans with an aggregate principal amount of $67.0 million with a weighted average expected return on invested equity of approximately 16%. There is no assurance the Company will realize these expected returns on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

        For the years ended December 31, 2012, 2011 and 2010, the Company sold three loans for a realized gain of $1.0 million, 11 loans for a net realized gain of $84.3 million and one loan for a realized gain of $2.5 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Real Estate Debt Investments (Continued)

        Maturities of CRE debt investments based on principal amount as of December 31, 2012 are presented as follows (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Delinquent	$12,500	$12,500
Years Ending December 31:
2013	419,567	308,558
2014	640,383	296,002
2015	605,267	496,312
2016	249,380	439,578
2017	151,269	487,017
Thereafter	293,098	331,497

Total	$2,371,464	$2,371,464

(1)
Reflects modifications executed subsequent to December 31, 2012.

        The aggregate carrying value of delinquent loans due to a maturity default was $6.9 million as of December 31, 2012. The weighted average maturity including extensions of the CRE debt investments is 3.9 years.

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties and the Company may also extend contractual maturities in connection with loan modifications. The contractual amounts differ from the carrying values due to unamortized origination fees and costs, unamortized premiums and discounts and loan loss reserves being reported as part of the carrying value of the investment. As of December 31, 2012, the Company had $378.6 million of unamortized discounts ($311.7 million related to the CSE CDO) and $4.0 million of unamortized origination fees and costs. Maturity Including Extensions in the table above assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

        In July 2010, in connection with the acquisition of the equity interests in the CSE CDO, the Company consolidated certain CRE debt investments with deteriorated credit quality. As of December 31, 2012, such debt had an aggregate principal amount of $274.5 million and an aggregate carrying value of $46.4 million, of which $50.4 million of the remaining discount will be accreted. The change in the carrying value for the year ended December 31, 2012 was primarily due to payoffs and changes to estimated recoverable amounts.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Real Estate Debt Investments (Continued)

        The following table presents the status of the CRE debt portfolio (dollars in thousands):

	Carrying Value as of December 31, 2012					Carrying Value as of December 31, 2011
	Number	All Other Loans	Number	Non- Performing Loans	Total(1)	Number	All Other Loans	Number	Non- Performing Loans	Total(1)
Class of Debt:
First mortgage loans	73	$1,204,626	1	$12,500	$1,217,126	73	$1,103,839	2	$12,500	$1,116,339
Mezzanine loans	18	441,100	—	—	441,100	17	426,742	—	—	426,742
Subordinate mortgage interests	7	118,457	—	—	118,457	7	116,663	2	38,462	155,125
Credit tenant loans and other notes	49	122,535	—	—	122,535	55	140,342	—	—	140,342
Term loans	4	89,712	—	—	89,712	6	59,818	—	—	59,818

Total real estate debt investments	151	1,976,430	1	12,500	1,988,930	158	1,847,404	4	50,962	1,898,366
Loan loss reserves	12	(151,076)	1	(5,623)	(156,699)	15	(139,001)	3	(48,783)	(187,784)

Total real estate debt investments, net		$1,825,354		$6,877	$1,832,231		$1,708,403		$2,179	$1,710,582

        The Company's maximum exposure to loss related to the non-performing loans as of December 31, 2012 and 2011 is $6.9 million and $2.2 million, respectively.

Provision for Loan Losses

        For the years ended December 31, 2012, 2011 and 2010, the Company recorded provision for loan losses, net of $23.0 million related to seven loans, $53.0 million related to 12 loans and $168.4 million related to 19 loans, respectively. The year ended December 31, 2012 included a reversal of a previously recorded provision for loan loss of $4.7 million.

        Activity in loan loss reserves on CRE debt investments for the years ended December 31, 2012, 2011 and 2010 is presented as follows (dollars in thousands):

	December 31
	2012	2011	2010
Beginning balance	$187,784	$197,200	$77,400
Provision for loan losses, net	23,037 (1)	52,980	168,446
N-Star CDO IX consolidation	—	—	25,679
Transfers to REO	(5,260)	(29,260)	(31,940)
Sales	(667)	—	(42,385)
Write-offs	(48,195)	(33,136)	—

Ending balance	$156,699	$187,784	$197,200

(1)
Includes $4.7 million reversal of a previously recorded provision for loan loss.

Credit Quality Monitoring

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

7. Real Estate Debt Investments (Continued)

Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity.

        The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as a "loan with no loan loss reserve." The Company categorizes a debt investment as a non-performing loan ("NPL") if it is in maturity default and/or past due at least 90 days on its contractual debt service payments. The Company considers the remaining debt investments to be of weaker credit quality and categorizes such loans as "other loans with a loan loss reserve/non-accrual status." These loans are not considered a NPL because such loans are performing in accordance with contractual terms but the loans have a loan loss reserve and/or are on non-accrual status. Even if a borrower is currently paying contractual debt service or debt service is not due in accordance with its contractual terms, the Company may still determine that the borrower may not be able to perform under its contractual terms in the future and make full payment upon maturity. The Company's definition of a NPL may differ from that of other companies that track NPLs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Real Estate Debt Investments (Continued)

        The following table presents the carrying value of the CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	December 31,
Credit Quality Indicator:	2012	2011
Loans with no loan loss reserve:
First mortgage loans	$1,150,636	$1,021,841
Mezzanine loans	186,122	155,787
Subordinate mortgage interests	96,357	94,564
Credit tenant loans and other notes	122,535	140,342
Term loans	53,204	17,247

Subtotal	1,608,854	1,429,781
Other loans with a loan loss reserve/non-accrual status:(1)
First mortgage loans	47,800	70,938
Mezzanine loans	146,942	178,530
Subordinate mortgage interests	—	2,000
Term loans	21,758	27,154

Subtotal	216,500	278,622
Non-performing loans:
First mortgage loans	6,877	2,177
Subordinate mortgage interests	—	2

Subtotal	6,877	2,179

Total	$1,832,231	$1,710,582

(1)
Includes four loans with a 100% loan loss reserve representing an aggregate principal amount of $36.0 million and seven loans with an aggregate principal amount of $73.9 million as of December 31, 2012 and 2011, respectively. In 2012, these loans are not considered NPLs as debt service is currently being received or debt service is not contractually due until maturity. In 2011, two of the loans were considered a NPL as debt service was not currently being received and the loan were in maturity default.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Real Estate Debt Investments (Continued)

Impaired Loans

        The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. As of December 31, 2012 and 2011, impaired loans are comprised of the following (dollars in thousands):

	December 31, 2012(2)				December 31, 2011(3)
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	6	$112,774	$85,887	$11,813	6	$94,697	$73,116	$21,383
Mezzanine loans	9	265,225	157,178	108,036	9	270,982	178,530	92,424
Subordinate mortgage interests	2	22,100	—	22,100	4	60,562	2,001	58,560
Term loans	1	45,550	21,758	14,750	2	51,613	27,154	15,417

Total	18	$445,649	$264,823	$156,699	21	$477,854	$280,801	$187,784

(1)
Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium/discount and loan loss reserves included in the carrying value of the investment.

(2)
Includes five loans considered TDRs with an aggregate carrying value of $41.4 million, all of which do not have loan loss reserves. Excludes one loan acquired with deteriorated credit quality with a carrying value of $13.8 million that is on non-accrual status and does not have a loan loss reserve. These are primarily first mortgage loans.

(3)
Includes three non-accrual loans with an aggregate carrying value of $24.0 million that do not have loan loss reserves. Excludes two loans acquired with deteriorated credit quality with an aggregate carrying value of $18.6 million that are on non-accrual status and do not have loan loss reserves. These are all first mortgage loans.

        The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the year ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	December 31, 2012			December 31, 2011			December 31, 2010
	Number	Average Carrying Value	Year Ended Income	Number	Average Carrying Value	Year Ended Income	Number	Average Carrying Value	Year Ended Income
Class of Debt:
First mortgage loans	6	$97,580	$1,191	6	$65,818	$428	3	$46,210	$405
Mezzanine loans	9	163,916	6,922	9	162,585	8,812	3	31,623	430
Subordinate mortgage interests	2	6,015	—	4	8,180	522	7	111,836	2,745
Term loans	1	23,917	3,859	2	27,154	4,116	2	13,577	1,507

Total/weighted average	18	$291,428	$11,972	21	$263,737	$13,878	15	$203,246	$5,087

        As of December 31, 2012, the Company had one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days. As of December 31, 2011, the Company had one subordinated mortgage interest with a principal amount of $10.0 million past due less than 30 days and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Real Estate Debt Investments (Continued)

one first mortgage loan with a principal amount of $12.5 million and one subordinated mortgage interest with a principal amount of $28.5 million past due greater than 90 days. These amounts exclude non-accrual loans discussed in the tables above.

Troubled Debt Restructurings

        The following table presents CRE debt investments that were modified and considered a TDR for the year ended December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012					December 31, 2011
	Number(1)	Carrying Value		Original WA Interest Rate	Modified WA Interest Rate	Number	Carrying Value	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	4	$35,111	(1)	3.52%	2.78%	2	$63,203	4.95%	0.33%
Mezzanine loans	1	12,681	(2)	2.50%	0.00% (2)	2	44,627	2.22%	0.24%
Subordinate mortgage interests	—	—		—	—	1	2,000	3.00%	1.00%

Total/weighted average	5	$47,792		3.25%	2.04%	5	$109,830	3.80%	0.31%

(1)
Includes one loan that was modified into a senior and subordinate note with a modified rate of LIBOR plus 2.50% and LIBOR plus 0.25%, respectively.

(2)
The loan was modified into a mezzanine loan and preferred equity interest with a modified rate of LIBOR plus 10% and 7%, respectively, however, interest will be deferred until certain hurdles are met.

        For the year ended December 31, 2012, the Company had two CRE debt investments where the Company took title to the collateral and were considered TDRs. The aggregate carrying value of the loans at the time of taking title was $11.4 million. For the year ended December 31, 2011, the Company had three CRE debt investments where the Company took title to the collateral and were considered TDRs. The carrying value of such loans at the time of taking title was $38.7 million. These REOs are not included in the table above.

        All loans modified in a TDR generally provided interest rate concessions and/or deferral of principal repayments. Any loan modification is intended to maximize the collection of the principal and interest related to such loan.

8. Investment in and Advances to Unconsolidated Ventures

        The following is a description of investments in and advances to unconsolidated ventures. All of the below are accounted for under the equity method except for the investment in G-NRF, LTD for which the fair value option was elected.

Meadowlands

        The Company owns a $109.7 million interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is secured by a retail/entertainment complex located in East Rutherford, New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. As of December 31, 2012 and 2011, the carrying value of the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

Company's 22% investment in the NJ Property was $64.8 million and $65.5 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized equity in losses of $1.5 million, $7.0 million including a provision for loss on equity investment of $4.5 million in the first quarter 2011 and $2.9 million, respectively.

LandCap Partners

        In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall") to form LandCap Partners and LandCap LoanCo. (collectively referred to as "LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of December 31, 2012 and 2011, the Company's 49% interest in LandCap was $13.5 million and $14.4 million, respectively. As of December 31, 2012 and 2011, LandCap had investments totaling $30.9 million and $34.0 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized equity in losses of $1.2 million, $1.1 million and $2.2 million, respectively.

CS Federal Drive, LLC

        In February 2006, the Company, through a joint venture with an institutional investor, CS Federal Drive, LLC ("CS/Federal"), acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, mortgage notes totaling $38.0 million and the remainder in cash. The borrowings mature on February 11, 2016 and bear fixed interest rates of 5.51% and 5.46%, respectively. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment. These costs are amortized over the useful lives of the assets held by the joint venture. As of December 31, 2012 and 2011, the Company had an investment in CS/Federal of $5.4 million and $5.7 million, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized equity in earnings of $0.7 million, $0.7 million and $0.5 million, respectively.

NorthStar Real Estate Income Trust, Inc.

        The Company sponsors NorthStar Income I a CRE debt-oriented REIT. As of December 31, 2012 and 2011, the Company had an investment of $6.1 million and $4.0 million, respectively, in NorthStar Income I representing an interest of 1.1% and 2.5%, respectively. For the year ended December 31, 2012, the Company recognized $0.3 million and for the years ended December 31, 2011 and 2010 recognized an immaterial amount in equity in earnings, respectively.

NorthStar Real Estate Securities Opportunity Fund

        A subsidiary of the Company, as general partner of NorthStar Real Estate Securities Opportunity Fund ("Securities Fund"), liquidated the Securities Fund in 2011. The Company owned a 34.3% interest in Securities Fund. For the years ended December 31, 2011 and 2010, the Company recognized an immaterial amount and $3.9 million of equity in losses, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Investment in and Advances to Unconsolidated Ventures (Continued)

G-NRF, LTD

        The Company owned a non-controlling interest in a joint venture engaged in the corporate lending business. For the year ended December 31, 2010, the Company received distributions of $17.4 million which reduced the Company's basis in the joint venture to zero and recorded $8.5 million as equity in earnings. In the third quarter 2010, upon sale of the Company's interest to the joint venture partner, the Company recorded a realized gain of $7.5 million.

Other

        In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. The Company owns an additional interest in the same loan through the CSE CDO with a carrying value of $12.3 million as of December 31, 2012. As of December 31, 2012, the Company had an investment of $5.7 million in this joint venture. For the year ended December 31, 2012, the Company recognized $1.0 million in equity in earnings.

        In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in Brooklyn, New York. As of December 31, 2012, the Company had an investment of $11.4 million in this joint venture. For the year ended December 31, 2012, the Company recognized $0.9 million in equity in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Borrowings

        The following presents a summary of borrowings as of December 31, 2012 and 2011 (dollars in thousands):

				December 31, 2012		December 31, 2011
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 3.03%(3)	$106,648	$100,429	$171,178	$154,110
N-Star II	Non-recourse	Jun-39	LIBOR + 1.93%(3)	82,694	69,089	149,438	103,475
N-Star III	Non-recourse	Jun-40	LIBOR + 0.88%(3)	148,232	60,806	274,454	129,537
N-Star IV	Non-recourse	Jul-40	LIBOR + 0.61%(3)	181,353	149,112	232,749	157,862
N-Star V	Non-recourse	Sep-45	LIBOR + 0.71%(3)	263,738	107,823	327,463	126,251
N-Star VI	Non-recourse	Jun-41	LIBOR + 0.49%(3)	284,623	221,306	278,049	184,552
N-Star VII	Non-recourse	Jun-51	LIBOR + 0.39%(3)	240,586	93,689	425,580	180,155
N-Star VIII	Non-recourse	Feb-41	LIBOR + 0.42%(3)	562,367	413,281	583,050	353,684
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%(3)	674,723	244,248	682,980	228,704
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.39%(3)	694,863	539,687	850,235	526,909
CapLease CDO	Non-recourse	Jan-40	4.94%(4)	131,926	112,971	150,593	128,668

Subtotal CDO bonds payable—VIE				3,371,753	2,112,441	4,125,769	2,273,907

Mortgage notes payable:(5)
Net lease
South Portland, ME	Non-recourse	Jun-14	7.34%	4,051	4,051	4,266	4,266
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	3,123	3,123	3,221	3,221
Reading, PA	Non-recourse	Jan-15	5.58%	13,073	13,073	13,366	13,366
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	44,575	44,575	45,416	45,416
Keene, NH	Non-recourse	Feb-16	5.85%	6,353	6,353	6,478	6,478
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,374	16,374	16,635	16,635
Aurora, CO	Non-recourse	Jul-16	6.22%	31,713	31,713	32,159	32,159
DSG Portfolio	Non-recourse	Oct-16	6.17%	32,296	32,296	32,823	32,823
Indianapolis, IN	Non-recourse	Feb-17	6.06%	27,022	27,022	27,416	27,416
Milpitas, CA	Non-recourse	Mar-17	5.95%	20,616	20,616	21,141	21,141
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC(6)	Non-recourse	Apr-17	6.21%	1,827	1,827	2,162	2,162
Salt Lake City, UT	Non-recourse	Sep-17	5.16%	14,133	14,133	14,625	14,625
Columbus, OH	Non-recourse	Dec-17	6.48%	22,643	22,643	22,937	22,937

Subtotal net lease				270,499	270,499	275,345	275,345

Healthcare
Hillsboro, OR	Non-recourse	Jan-14	5.94%	31,650	31,650	32,104	32,104
Wakefield Portfolio	Non-recourse	May-15	LIBOR + 5.95%(7)	56,717	56,717	57,589	57,589
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,747	20,747	20,921	20,921
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%(8)	4,453	4,453	—	—
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	155,332	155,332	157,688	157,688
Tuscola/Harrisburg	Non-recourse	Jan-17	7.09%	7,667	7,667	7,781	7,781
East Arlington, TX	Non-recourse	May-17	5.89%	3,259	3,259	3,304	3,304

Subtotal Healthcare				279,825	279,825	279,387	279,387

Other real estate
Senior Loan 1	Non-recourse	Jan-23	4.387%	120,763	120,763	—	—
Senior Loan 2	Non-recourse	Jan-23	4.387%	116,137	116,137	—	—

Subtotal Other real estate				236,900	236,900	—	—

Subtotal Non-VIE financing				787,224	787,224	554,732	554,732

REO
Phoenix, AZ	Non-recourse	May-17	4.25%	211,921	211,921	212,000	212,000
Austin, TX(9)	Non-recourse	Jan-19	4.44%	16,525	16,525	16,525	16,525

Subtotal REO—VIE				228,446	228,446	228,525	228,525

Subtotal Mortgage notes payable				1,015,670	1,015,670	783,257	783,257

CMBS bonds payable:
CMBS 2012-1	Non-recourse	Aug-29	LIBOR+1.61%(3)	98,131	98,005	—	—

Subtotal CMBS financing transaction				98,131	98,005	—	—

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Borrowings (Continued)

				December 31, 2012		December 31, 2011
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
Secured term loan:
TALF	Non-recourse	Oct-14	3.64%	14,664	14,664	14,682	14,682

Subtotal Secured term loan—VIE				14,664	14,664	14,682	14,682

Credit facilities:
CMBS Facility	Recourse	Oct-14(10)	1.65%(11)	31,238	31,238	64,259	64,259
Loan Facility 1	Partial Recourse(12)	Nov-15(13)	2.57%(14)	15,000	15,000	—	—
Loan Facility 2	Non-recourse	Jul-18(15)	4.58%(16)	14,850	14,850	—	—

Subtotal Credit facilities				61,088	61,088	64,259	64,259

Exchangeable senior notes:(17)
11.50% Notes	Recourse	Jun-13	11.50%	35,710	35,611	35,710	35,389
7.25% Notes	Recourse	Jun-27(18)	7.25%	12,955	12,955	20,455	20,396
7.50% Notes	Recourse	Mar-31(19)	7.50%	172,500	162,596	172,500	160,068
8.875% Notes	Recourse	Jun-32(20)	8.875%	82,000	79,869	—	—

Subtotal Exchangeable senior notes				303,165	291,031	228,665	215,853

Junior subordinated notes:(21)
Trust I	Recourse	Mar-35	8.15%	41,240	31,549	41,240	25,569
Trust II	Recourse	Jun-35	7.74%	25,780	19,722	25,780	15,984
Trust III	Recourse	Jan-36	7.81%	41,238	31,547	41,238	25,155
Trust IV	Recourse	Jun-36	7.95%	50,100	38,326	50,100	30,561
Trust V	Recourse	Sep-36	LIBOR + 2.70%	30,100	18,662	30,100	14,749
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	16,064	25,100	12,676
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	19,190	31,459	15,100
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	22,113	35,100	17,374

Subtotal Junior subordinated notes				280,117	197,173	280,117	157,168

Grand Total				$5,144,588	$3,790,072	$5,496,749	$3,509,126

(1)
Refer to Note 14 regarding derivative instruments which are used to manage interest rate exposure.

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

(6)
Represents a mezzanine loan on the net lease property.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Borrowings (Continued)

(14)
Represents the weighted average contractual interest rate as of December 31, 2012. Contractual interest rate varies based on collateral type and ranges from three-month LIBOR plus 2.25% to 3.00%. The Company has also incurred an immaterial amount of non-utilization fees.

(15)
The initial maturity date is July 30, 2015, with three, one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(16)
Represents the weighted average contractual interest rate as of December 31, 2012. Contractual interest rate varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

(17)
Principal amount differs from carrying value on the consolidated balance sheets due to the unamortized discount associated with the equity component of the notes.

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

        Scheduled principal on borrowings, based on final maturity, is as follows as of December 31, 2012 (dollars in thousands):

	Total	CDO Bonds Payable	Mortgage Notes Payable	CMBS Bonds Payable	Credit Facilities	Secured Term Loan	Exchangeable Senior Notes(1)	Junior Subordinated Notes
2013	$45,526	$—	$9,816	$—	$—	$—	$35,710	$—
2014	103,611	—	44,754	—	31,238	14,664	12,955	—
2015	144,464	—	129,464	—	15,000	—	—	—
2016	289,005	—	116,505	—	—	—	172,500	—
2017	262,928	—	262,928	—	—	—	—	—
Thereafter	4,299,054	3,371,753	452,203	98,131	14,850	—	82,000	280,117

Total	$5,144,588	$3,371,753	$1,015,670	$98,131	$61,088	$14,664	$303,165	$280,117

(1)
The 7.25% Notes, 7.50% Notes and 8.875% Notes have a final maturity date of June 15, 2027, March 15, 2031 and June 15, 2032, respectively. The above table reflects the holders' repurchase rights which may require the Company to repurchase the 7.25% Notes, 7.50% Notes and 8.875% Notes on June 15, 2014, March 15, 2016 and June 15, 2019, respectively.

NorthStar CMBS Financing Transaction

        In November 2012, the Company closed a $351.4 million CMBS financing transaction ("NorthStar CMBS Financing Transaction") collateralized by CRE debt investments originated by the Company and on behalf of NorthStar Income I. The Company contributed five CRE debt investments with a $152.2 million aggregate principal amount and retained an equity interest of $54.1 million. A total of $227.5 million of CMBS bonds were issued, of which $98.1 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. The Company expects to generate an approximate 20% yield on its invested equity, inclusive of fees and estimated transaction expenses. There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations. The Company used the proceeds to repay $95.1 million of borrowings on its credit facilities.

        The retained interests of the Company and NorthStar Income I are held by a general partnership and both the Company and NorthStar Income I are the general partners ("Securitization JV").

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Borrowings (Continued)

        Both the NorthStar CMBS Financing Transaction and the Securitization JV are not VIEs and are considered voting interest entities due to shared power of the activities that most significantly impact the performance of the respective entities and therefore, the entities were not consolidated by either the Company or NorthStar Income I.

        The transferred assets failed sale treatment under U.S. GAAP as the Company and NorthStar Income I maintain effective control of their respective contributed assets. The Company, therefore, continues to record its respective CRE debt investments transferred to the NorthStar CMBS Financing Transaction on its consolidated balance sheets. Each of the Company and NorthStar Income I reflect their respective CMBS bonds payable on their consolidated balance sheets.

Exchangeable Senior Notes

        In June 2007, the Operating Partnership issued $172.5 million of 7.25% exchangeable senior notes ("7.25% Notes") which were offered in accordance with Rule 144A under the Securities Act of 1933, as amended ("Rule 144A"), of which $13.0 million remains outstanding as of December 31, 2012. The 7.25% Notes are senior unsecured obligations of the Operating Partnership. The 7.25% Notes have an initial exchange rate representing an exchange price of $16.89 per share of the Company's common stock, subject to adjustment under certain circumstances, and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2027, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company's option. On June 15, 2012, $7.5 million principal amount of the 7.25% Notes were redeemed by the Company at par.

        In May 2008, NRFC NNN Holdings, LLC ("NNN Holdings"), a wholly-owned subsidiary of the Company, issued $80.0 million of 11.50% exchangeable senior notes ("11.50% Notes") which were offered in accordance with Rule 144A, of which $35.7 million remains outstanding as of December 31, 2012. The 11.50% Notes are senior unsecured obligations of NNN Holdings. The 11.50% Notes have an initial exchange rate representing an exchange price of $12.00 per share of the Company's common stock, subject to adjustment under certain circumstances may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2013, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company's option.

        In March 2011, the Operating Partnership issued $172.5 million of 7.50% exchangeable senior notes ("7.50% Notes") due in 2031 for net proceeds of $163.0 million. The 7.50% Notes were offered in a private offering exempt from registration in accordance with Rule 144A. The 7.50% Notes are senior unsecured obligations of the Operating Partnership. The 7.50% Notes have an initial exchange rate representing an exchange price of $6.44 per share of the Company's common stock, subject to adjustment under certain circumstances and may be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date for cash or common stock of the Company, or a combination thereof, at the Company's option. The exchange price as of December 31, 2012 was $6.17 per share.

        In June 2012, the Operating Partnership issued $75.0 million of 8.875% exchangeable senior notes ("8.875% Notes") which were offered in accordance with Rule 144A for net proceeds of $72.0 million. In July 2012, the underwriters exercised their over-allotment option resulting in the issuance of an additional $7.0 million of the 8.875% Notes for net proceeds of $6.8 million. The 8.875% Notes are

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Borrowings (Continued)

senior unsecured obligations of the Operating Partnership. The 8.875% Notes have an initial exchange rate representing an exchange price of $6.00 per share of the Company's common stock, subject to adjustment under certain circumstances, and may be exchangeable upon the occurrence of specified events, and at any time on or after June 15, 2019, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company's option.

        The 11.50% Notes, 7.25% Notes, 7.50% Notes and 8.875% Notes are redeemable, at the Company's option, on and after June 15, 2013, June 15, 2014, March 15, 2016 and June 15, 2019, respectively. The Company may be required to repurchase each issuance of exchangeable senior notes at certain dates and upon the occurrence of certain designated events.

        The following table presents the components of outstanding exchangeable senior notes as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Principal Amount	Unamortized Discount(1)	Carrying Value	Principal Amount	Unamortized Discount	Carrying Value
11.50% Notes	$35,710	$(99)	$35,611	$35,710	$(321)	$35,389
7.25% Notes	12,955	—	12,955	20,455	(59)	20,396
7.50% Notes	172,500	(9,904)	162,596	172,500	(12,432)	160,068
8.875% Notes	82,000	(2,131)	79,869	—	—	—

Total	$303,165	$(12,134)	$291,031	$228,665	$(12,812)	$215,853

(1)
The remaining amortization period for the 11.50% Notes, 7.50% Notes and 8.875% Notes is 5 months, 3.3 years and 6.5 years, respectively.

        As of December 31, 2012 and 2011, the carrying value of the equity components of the exchangeable senior notes is $17.9 million and $15.7 million, respectively, which is recorded as a component of additional paid-in capital. The following table presents the components of interest expense related to outstanding exchangeable senior notes for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Interest and Amortization Expense
Year Ended	Interest Expense	Amortization Expense(1)	Total Interest Expense
2012	$22,204	$5,025	$27,229
2011	18,872	4,490	23,362
2010	11,928	1,892	13,820

(1)
The effective interest rate of the 11.50% Notes, 7.25% Notes, 7.50% Notes and 8.875% Notes was 12.2%, 8.0%, 9.6% and 9.5% for the year ended December 31, 2012, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Borrowings (Continued)

Mortgage Notes Payable

        In January 2012, the Company acquired a 71-unit independent living facility located in Lancaster, Ohio and contemporaneously entered into a borrowing agreement for $4.5 million. The borrowing bears interest at one-month LIBOR plus 5.0%, with a LIBOR floor of 1.0% and matures on March 30, 2016.

        In December 2012, in connection with the MH Joint Venture, the Company entered into two non-recourse mortgage notes ("Senior Loan 1" and "Senior Loan 2") totaling $236.9 million. The borrowings bear interest at a fixed rate of 4.387% and mature on January 1, 2023.

        The Company previously owned a partially vacant net lease property located in Cincinnati, Ohio. In November 2010, the mortgage lender declared a payment default and, in December 2010, began proceedings to take title to the collateral. In 2010, the Company recorded a $5.2 million impairment related to this property and in April 2011, the lender took title to the collateral. The Company paid the lender $2.5 million mainly for settlement of certain tenant improvements and leasing commission obligations, which was included in realized gain (loss) and other in the consolidated statements of operations.

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

        Loan Facility 1 and the CMBS Facility contain liquidity covenants that require maintenance of an aggregate of $45 million of unrestricted cash to provide credit support for the borrowings. In addition, Loan Facility 1 and the CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of December 31, 2012, the Company was not required to post additional collateral or make cash payments to maintain such ratios.

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

9. Borrowings (Continued)

indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of Loan Facility 2.

        Currently, the Company holds $64.7 million principal amount of loans financed with $37.9 million on the loan facilities, resulting in an expected return on invested equity of approximately 15%. There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

CMBS Facility

        In October 2011, a subsidiary of the Company entered into a master repurchase and securities contract ("CMBS Facility") of $100.0 million to finance the acquisition of AAA/Aaa rated CMBS investments. In connection with the CMBS Facility, the Company, together with the Operating Partnership and the Sub-REIT (collectively, the "CMBS Guarantors"), provided a guaranty agreement under which the CMBS Guarantors guarantee the obligations under the CMBS Facility. The CMBS Facility and related agreement contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.

        As of December 31, 2012, the Company held $34.9 million principal amount of CMBS with a weighted average current yield of 3.8%, financed with $31.2 million at a weighted average financing cost over the expected life of 1.6%, resulting in an expected return on invested equity of approximately 20%. There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

Summary of Credit Facilities

        During the initial term, all of the credit facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of December 31, 2012, the Company was in compliance with all of its financial covenants.

10. Related Party Arrangements

Advisory and Other Fees

        The Company has an agreement with NorthStar Income I to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income I and earns fees for its services. For the years ended December 31, 2012, 2011 and 2010, the Company earned $7.9 million, $1.0 million and an immaterial amount of fees on this agreement, respectively. Additionally, the Company incurs direct and indirect costs on behalf of NorthStar Income I, NorthStar Healthcare Income, Inc. ("NorthStar HealthCare") and NorthStar Real Estate Income II, Inc., ("NorthStar Income II") which are expected to be reimbursed subsequently to the Company by these managed entities. In 2012, the Company received $6.6 million of reimbursements from NorthStar Income I. As of December 31, 2012 and 2011, the Company had aggregate unreimbursed costs of $11.6 million and $5.8 million, respectively, from NorthStar Income I, NorthStar Healthcare and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Arrangements (Continued)

NorthStar Income II. These amounts are recorded as receivables, related parties on the consolidated balance sheets.

        The Company has agreements with each of its N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The fee income related to all of the CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the years ended December 31, 2012, 2011 and 2010, the Company earned $14.4 million, $17.3 million and $18.7 million in fee income, respectively, that was eliminated in consolidation.

Purchase of Non-traded REIT Common Stock

        The Company has committed to purchase up to $10 million of shares of NorthStar Income I's common stock during the period through July 19, 2013, in the event that NorthStar Income I's distributions to stockholders exceeds its modified funds from operations (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, the Company purchased 254,778 shares for $2.3 million for the year ended December 31, 2012 resulting in 507,980 aggregate shares acquired for $4.6 million since inception. The Company has also committed to purchase up to $10 million of shares of NorthStar Healthcare's common stock and will commit to purchase up to $10 million shares of NorthStar Income II's common stock on similar terms to agreement with NorthStar Income I. As of December 31, 2012, the Company has not purchased shares of NorthStar Healthcare or NorthStar Income II common stock related to these commitments.

NorthStar CMBS Financing Transaction

        The Company entered into an agreement with NorthStar Income I that provides that both the Company and NorthStar Income I receive the economic benefit and bear the economic risk associated with the investments each contributed into the NorthStar CMBS Financing Transaction. In both cases, the respective retained interest of the Company and NorthStar Income I is subordinate to interests of the senior bondholders of the NorthStar CMBS Financing Transaction and the senior bond holders have no recourse to the general credit of the Company or NorthStar Income I. In the event that the Company or NorthStar Income I suffer a complete loss of their retained interests in the NorthStar CMBS Financing Transaction, any additional losses would be borne by the remaining retained interests held by the Company or NorthStar Income I, as the case may be, prior to the senior bondholders.

Legacy Fund

        The Company has two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower. One loan of $16.0 million matures in March 2013 and has two one-year extension options. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23.2 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the years ended December 31, 2012, 2011 and 2010, the Company earned an aggregate of $2.1 million, $1.9 million and $1.5 million of interest income, respectively. One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, the Company leases office space in Colorado with an affiliate of Legacy Fund under

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Arrangements (Continued)

an operating lease with annual lease payments of approximately $0.1 million through December 31, 2015. The Company has the option to renew the lease for an additional five years.

Hard Rock Hotel Loan

        The Company owns an $89.3 million principal amount of a mezzanine loan backed by the Hard Rock Hotel and Casino in Las Vegas, Nevada. Prior to a modification of the loan in March 2011, Morgans Hotel Group ("Morgans") was a minority partner in the joint venture owning the hotel. David Hamamoto, the Company's chairman and chief executive officer, was the executive chairman of the board of Morgans. Morgans no longer has any interest in the hotel and effective November 20, 2012, Mr. Hamamoto resigned from the board of directors and his position as executive chairman of the board.

PE Fund JV

        In December 2012, the Company entered into a subscription agreement to which, among other things, one of the Company's subsidiaries agreed to subscribe for Class A limited partnership interests in a newly formed limited partnership (or "PE Fund JV"). The PE Fund JV is expected to own interests in approximately 50 funds managed by top institutional-quality sponsors with an aggregate reported net asset value (or "NAV) of approximately $765 million as of June 30, 2012. In connection with the PE Fund JV, the Company assigned its rights to subscribe to 29.5% of the PE Fund JV to a subsidiary of NorthStar Income I.

        The Company and NorthStar Income I agreed to contribute cash in the amount of $390 million, subject to certain conditions, of which the anticipated funding of the Company and NorthStar Income I is $275 million and $115 million, respectively. The Company's estimated future capital commitments to the fund interests the PE Fund JV is expected to own are approximately $70 million. Refer to Note 19. "Subsequent Events" for further information regarding the initial closing ("Initial Closing") of the PE Fund JV in February 2013. The Company guaranteed all of the funding obligations that may be due and owed under the PE Fund JV directly to the seller. The Company and NorthStar Income I each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding obligations or related transaction documents in the case of a joint default by either the Company or NorthStar Income I. The Company and NorthStar Income I further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely the Company's responsibility or the responsibility of NorthStar Income I, as the case may be.

        The Company deposited an aggregate of $40 million in connection with this transaction, which includes $11.8 million on behalf of NorthStar Income I, in the proportion of the respective capital contributions. NorthStar Income I's portion of this deposit is recorded as a receivable, related parties on the consolidated balance sheets. The deposit is generally non-refundable if the transactions are not consummated as a result of a default by either the Company or NorthStar Income I.

11. Equity-Based Compensation

Omnibus Stock Incentive Plan

        In September 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan and such plan, as amended and restated, was further

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Equity-Based Compensation (Continued)

adopted by the board of directors of the Company on April 18, 2012 and approved by the stockholders on May 24, 2012 (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted shares and other equity-based awards such as limited partnership interests in the Operating Partnership ("OP Units") which are structured as profits interests ("LTIP Units") or any combination of the foregoing. The eligible participants in the Stock Incentive Plan include directors, officers, employees, consultants and advisors of the Company.

        An aggregate of 8,843,158 shares of common stock of the Company are currently reserved under the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. 6,115,944 LTIP Units have been issued, of which 1,886,684 LTIP Units remain subject to vesting. LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of grant.

        The following table presents the status of all of the LTIP Unit grants as of December 31, 2012 and 2011 (units in thousands):

	December 31, 2012		December 31, 2011
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	4,208	$7.53	4,289	$7.92
Granted	2,306	4.86	631	5.03
Converted to common stock	(277)	11.09	(628)	7.41
Forfeited	(9)	5.38	(84)	10.67

Ending Balance/Weighted Average	6,228	$7.36	4,208	$7.53

(1)
Reflects the balance as of January 1, 2012 and 2011 for the periods ended December 31, 2012 and 2011, respectively.

(2)
Includes 698,142 LTIP Units issued in connection with the 2004 Long-Term Incentive Bonus Plan of which 585,359 LTIP Units have been converted.

        The Company recognized equity-based compensation expense related to these awards of $5.8 million, $6.0 million and $14.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the related equity-based compensation expense to be recognized over the remaining vesting period through April 2016 is $7.3 million, provided there are no forfeitures.

Incentive Compensation Plan

        In July 2009, the compensation committee of the board of directors (the "Committee") of the Company approved the material terms of an Incentive Compensation Plan for the Company's executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool is expected to be established each calendar year. The size of the incentive pool will be calculated as the sum of: (a) 1.75% of the Company's "adjusted equity capital;" and (b) 25% of the Company's adjusted funds from operations, as adjusted, above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Equity-Based Compensation (Continued)

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

        In connection with the 2009 Plan, the Company issued 3,147,454 RSUs to executive officers subject to the Company achieving cumulative performance hurdles or target stock prices for the three-year period ended December 31, 2011. The Company determined in 2011 that the performance hurdle established was reached which entitled the recipients to 100% of the RSUs granted. The Company did not have a sufficient amount of common stock or LTIP Units available, as a result 2,609,074 RSUs were settled in cash in February 2012. For the year ended December 31, 2011, the Company recognized cash compensation expense of $13.9 million. 538,380 RSUs were not settled until December 2012, subject to continued employment of certain executive officers through such date. As a result, the Company recognized cash compensation expense of $1.4 million for the year ended December 31, 2012.

        In connection with the 2010 Plan, the Company issued 2,209,999 RSUs to executive officers, subject to the Company achieving cumulative performance hurdles or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 that it believed it would meet the performance hurdle entitling the recipients to 100% of the RSUs granted, and accordingly recorded a cumulative catch up adjustment of $3.6 million to compensation expense based on the stock price at the grant date. For the years ended December 31, 2012 and 2011, the Company recognized equity-based compensation expense of $5.7 million and $5.6 million, respectively. In achievement of the performance hurdles, the Company issued 2,209,999 LTIPs to the executive officers in February 2013.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Equity-Based Compensation (Continued)

        In connection with the 2011 Plan, the Company issued 1,525,797 RSUs to executive officers , subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the year ended December 31, 2012, the Company recognized compensation expense of $1.3 million. At the same time, the Company granted 1,525,797 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2015 and 608,426 LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2012. For the year ended December 31, 2012, the Company recorded compensation expense of $30.9 million comprised of the Annual Bonus of $20.8 million and the Deferred Cash Bonus of $10.1 million.

        In February 2013, in connection with the 2012 Plan, the Company issued 1,409,682 RSUs to executive officers. The RSUs are subject to the Company achieving target stock prices established by the Committee for the four-year period ending December 31, 2015. Upon the conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,409,682 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2016. In addition, the Company granted 581,607 of LTIP Units to certain non-executive employees which will vest quarterly over three years beginning April 2013.

12. Stockholders' Equity

Common Stock

        In February 2012, the Company completed the sale of 17.25 million shares of its common stock at a public offering price of $5.55 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $90.3 million.

        In May 2012, the Company completed the sale of 20.0 million shares of its common stock at a public offering price of $5.70 per share. The net proceeds to the Company were $108.8 million.

        In August 2012, in connection with a new debt investment, the Company issued 1.25 million shares of its common stock in a private offering to the borrower at a price of $6.00 per share, resulting in net proceeds to the Company of $6.8 million.

        In December 2012, the Company completed the sale of 28.75 million shares of its common stock at a public offering price of $6.40 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $177.0 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

Preferred Stock

        The following table presents classes of cumulative redeemable preferred stock issued and outstanding as of December 31, 2012 (dollars in thousands):

	Number of Shares	Amount
Series A 8.75%(1)	2,466,689	$59,453
Series B 8.25%(1)	13,998,905	323,757
Series C 8.875%(1)(2)	5,000,000	120,808

Total	21,465,594	$504,018

(1)
250 million shares have been authorized and all shares have a $0.01 par value. The Series A and B shares have a $25 per share liquidation preference.

(2)
The Series C shares are currently not callable.

        All shares were completed in a public offering and remain issued and outstanding as of December 31, 2012 and 2011, respectively.

        In March 2012, the Company completed the sale of 1.6 million shares of its 8.25% Series B Cumulative Redeemable Preferred Stock ("Series B") at a public offering price of $22.92 per share, excluding accrued dividends. The net proceeds were $35.2 million.

        In July 2012, the Company completed the sale of 3.2 million shares of its Series B, including the over-allotment option, at a public offering price of $22.95 per share generating $69.9 million in net proceeds excluding accrued dividends.

        In June 2012, the Company and its Operating Partnership entered into an "at-the-market" preferred stock offering program (the "Preferred ATM Program") pursuant to which the Company may issue and sell over time and from time-to-time up to 500,000 shares of its 8.75% Series A Cumulative Redeemable Preferred Stock ("Series A") and up to 2,500,000 shares of its Series B. Through December 31, 2012, the Company completed the sale of 66,689 shares of its Series A and 1,578,905 shares of its Series B for aggregate net proceeds of $36.6 million through the Preferred ATM Program.

        In October 2012, the Company completed the sale of 5.0 million shares of its new 8.875% Series C Cumulative Redeemable Preferred Stock ("Series C") for net proceeds of $120.6 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

Warrants Outstanding

        The following table presents outstanding warrants issued to purchase shares of the Company's common stock as of December 31, 2012:

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

Dividend Reinvestment Plan

        In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the "DRP"), pursuant to which it registered with the SEC and reserved for issuance 14,279,846 shares of its common stock. Under the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company's common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the year ended December 31, 2012, the Company issued 36,372 common stock pursuant to the DRP for gross sales proceeds of $0.2 million.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

Dividends

        The following presents dividends declared (on a per share basis) for the years ended December 31, 2012, 2011 and 2010:

		Preferred Stock
Common Stock
			Dividend
Declaration Date		Declaration Date
	Dividend		Series A	Series B
2012
February 15	$0.135	January 30	$0.54688	$0.51563
May 2	$0.150	May 2	$0.54688	$0.51563
August 2	$0.160	August 2	$0.54688	$0.51563
November 1	$0.170	November 1	$0.54688	$0.51563
2011
January 19	$0.100	February 14	$0.54688	$0.51563
May 4	$0.100	May 25	$0.54688	$0.51563
August 3	$0.100	August 19	$0.54688	$0.51563
November 2	$0.125	November 15	$0.54688	$0.51563
2010
January 19	$0.100	February 12	$0.54688	$0.51563
April 20	$0.100	May 14	$0.54688	$0.51563
July 20	$0.100	August 14	$0.54688	$0.51563
October 19	$0.100	November 15	$0.54688	$0.51563

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the years ended December 31, 2012, 2011 and 2010 is calculated as follows (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(288,587)	$(263,014)	$(395,466)
Effect of dilutive securities:
Income (loss) allocated to Operating Partnership non-controlling interest	(13,962)	(12,780)	(25,864)

Dilutive net income (loss) available to stockholders	$(302,549)	$(275,794)	$(421,330)

Denominator:
Weighted average number of shares of common stock	125,199	89,349	76,553
Effect of dilutive securities(1):
Weighted average OP/LTIP units	6,025	4,278	6,290

Weighted average dilutive shares	131,224	93,627	82,843

Net income (loss) per share attributable to NorthStar Realty Finance Corp. common stockholders—Basic/Diluted	$(2.31)	$(2.94)	$(5.17	)(2)

(1)
Excludes the effect of RSUs, exchangeable senior notes and warrants outstanding and exercisable of 3,000,000 as of December 31, 2012, 2011 and 2010 that were not dilutive for the respective periods. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company's stock price and other factors.

(2)
Depending on the timing and amount of LTIP Units converted, the weighting of the common stock may result in an anti-dilutive effect on earnings per share. This amount reflects the non-anti-dilutive earnings per share amount as it appears on the statement of operations.

        The EPS calculation takes into account the conversion of LTIP Units into common stock which convert on a one-for-one basis into common stock and share equally in the Company's net income (loss).

13. Non-controlling Interests

Operating Partnership

        Non-controlling interests includes the aggregate OP Units held by limited partners (the "Unit Holders"). Net income (loss) allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of OP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Shares") or OP Units

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Non-controlling Interests (Continued)

changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2012 and 2011, non-controlling interests related to aggregate limited partnership units of 6,228,727 and 4,207,836 OP Units, respectively, or a 3.7% and 4.2% interest in the Operating Partnership, respectively. Net income (loss) allocated to the Operating Partnership non-controlling interest for the years ended December 31, 2012, 2011 and 2010 was a loss of $14.0 million, $12.8 million and $25.9 million, respectively.

Contingently Redeemable Non-controlling Interest

        In July 2011, the Company repaid the $100.0 million preferred membership interest in NorthStar Realty Healthcare, LLC to Inland American Real Estate Trust, Inc. ("Inland American"), which had a 10.5% distribution rate. Net income (loss) allocated to Inland American's non-controlling interest for the years ended December 31, 2011 and 2010 was income of $5.7 million and $10.5 million, respectively.

Other

        In the first quarter 2012, the Company repurchased non-controlling interests representing 16.7% of the equity notes of N-Star CDO I and 85.0% in certain bonds of N-Star CDO III. Other non-controlling interests include one asset in the CSE CDO (22.0%), one REO (22.6%) and the MH Joint Venture (15.0%). Net income (loss) allocated to the other non-controlling interests (including Inland American) for the years ended December 31, 2012, 2011 and 2010 was income of $2.4 million, $7.2 million and $10.8 million, respectively.

        The following table presents net income (loss) attributable to the Company's common stockholders for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	December 31,
	2012	2011	2010
Income (loss) from continuing operations	$(291,468)	$(278,572)	$(396,993)
Income (loss) from discontinued operations	893	(678)	(821)
Gain on sale from discontinued operations	1,988	16,236	2,348

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(288,587)	$(263,014)	$(395,466)

14. Risk Management and Derivative Activities

Derivatives

        The Company uses derivative instruments primarily to manage interest rate risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with investment and financing activities. The counterparties of these arrangements are major financial

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Risk Management and Derivative Activities (Continued)

institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations.

        The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of December 31, 2012 and 2011 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)	Range of Fixed LIBOR	Range of Maturity
As of December 31, 2012:
Interest rate swaps	34	$1,392,269	$(170,840) (2)	4.55% - 5.63%	May 2013 - October 2019
Interest rate caps/floors	5	815,500	6,229	1.64% - 7.00%	January 2013 - October 2014

Total	39	$2,207,769	$(164,611)

As of December 31, 2011:
Interest rate swaps	38	$1,836,972	$(234,616)	4.55% - 5.63%	September 2012 - October 2019
Interest rate caps/floors	5	468,500	5,677	1.64% - 7.00%	May 2012 - October 2014

Total	43	$2,305,472	$(228,939)

(1)
Excludes timing swaps with a notional amount of $68.9 million and $288.8 million as of December 31, 2012 and 2011, respectively.

(2)
All of the interest rate swaps were liabilities at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO's investments exceeded the fair value of the CDO's derivative liabilities, a credit valuation adjustment is not recorded.

        In the first quarter 2012, the Company terminated a $35.0 million notional amount of an interest rate swap. In the third quarter 2012, the Company terminated a $148.6 million notional amount of an interest rate swap in a N-Star CDO and agreed to a discounted payoff, resulting in a realized gain of $7.9 million related to the transaction.

        In June 2012, the Company purchased an interest rate floor with a $350.0 million notional amount. The remaining change in the notional amount from December 31, 2011 relates to contractual notional amortization and maturities. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of December 31, 2012 and 2011.

        The following table presents the fair value of derivative instruments, as well as their classification on its consolidated balance sheets, as of December 31, 2012 and 2011 (dollars in thousands):

		December 31,
	Balance Sheet Location
		2012	2011
Interest rate caps/floors	Derivative assets	$6,229	$5,735
Interest rate swaps	Derivative liabilities	$170,840	$234,674

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the effect of derivative instruments in its consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

		Years Ended December 31,
	Statements of Operations Location	2012	2011	2010
Non-hedge derivatives
Amount of gain (loss) recognized in earnings:
Adjustments to fair value—Swaps	Unrealized gain (loss) on investment and other	$44,743	$(38,203)	$(34,046)
Net cash payment for interest rate swaps	Unrealized gain (loss) on investment and other	$(78,903)	$(102,578)	$(99,987)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense	$(7,412)	$(7,491)	$(6,635)
Cash flow hedges
Amount of gain (loss) recognized in OCI (effective portion)	N/A	$—	$—	$(3,448)
Amount of gain (loss) reclassified from OCI into earnings (effective portion)	Interest Expense	$—	$—	$30

        The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of December 31, 2012 and 2011.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company's healthcare portfolio generate 12% and 21% of the Company's rental and escalation income for the year ended December 31, 2012, respectively, which represents 3% and 4% of total revenue, respectively. The Company believes the remainder of its net lease or healthcare portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risks.

15. Commitments and Contingencies

Obligations Under Lease Agreements

        The Company is the lessee of four offices located in New York, New York, Dallas, Texas, Englewood, Colorado and Bethesda, Maryland. In addition, the Company is lessee for eight ground leases treated as operating leases (seven are paid directly by the tenants/operators).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        The following table presents minimum future rental payments under these contractual lease obligations as of December 31, 2012 (dollars in thousands):

Years Ending December 31:
2013	$6,404
2014	6,360
2015	6,169
2016	6,053
2017	5,362
Thereafter	22,127

Total minimum lease payments	$52,475

        The Company recognized $2.4 million, $2.6 million and $2.9 million in rental expense for its offices for the years ended December 31, 2012, 2011 and 2010, respectively.

WaMu Matter

        In 2009, one of the Company's net lease investments comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and 100% leased to Washington Mutual Bank ("WaMu") was foreclosed on by the lender. The lender subsequently filed a complaint against subsidiaries of the Company in the Superior Court of the State of California, County of Los Angeles. In March 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of the Company's subsidiary, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directed the Superior Court to enter summary judgment in the Company's favor and reverses the award against the Company. Furthermore, the Court of Appeal awarded the Company costs on appeal.

        As a result of the ruling, in 2012 the Company reversed a $20.0 million loss accrual and $3.6 million of previously expensed surety bond costs and legal costs located in other income (loss) and a reversal of expense in general and administrative expense in the consolidated statements of operations, respectively. The Company received an aggregate of $30.9 million cash comprised of a $26.0 million reimbursement of collateral previously posted and $4.9 million of premiums paid for the surety bond and reimbursement of legal costs.

Other

        The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

        Effective January 1, 2005, the Company adopted the NorthStar Realty Limited Partnership 401(k) Retirement Plan (the "401(k) Plan") for its employees. Eligible employees under the 401(k) Plan may begin participation on the first day of the month after they have completed 30 days of employment. The Company's matching contribution is calculated as 100% of the first 3% and 50% of the next 2%, of participant's eligible earnings contributed (utilizing earnings that are not in excess of the amount established by the Internal Revenue Service). The Company's aggregate matching contribution for the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.6 million and $0.5 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Information (Unaudited)

        The following presents selected quarterly information, which reflects prior period reclassifications related to discontinued operations, for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net interest income on debt and securities	$130,698	$70,254	$67,462	$67,082
Other revenues	48,828	43,275	41,402	35,682
Expenses	87,133	77,903	74,573	73,136
Income (loss) from operations	92,393	35,626	34,291	29,628
Income (loss) from continuing operations	(17,590)	(150,751)	(76,498)	(30,669)
Income (loss) from discontinued operations	24	111	92	113
Gain (loss) on sale from discontinued operations	1,765	29	285	—
Net income (loss)	(15,801)	(150,611)	(76,121)	(30,556)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(27,581)	(149,577)	(77,512)	(33,917)
Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)(1)	$(0.20)	$(1.11)	$(0.62)	$(0.33)
Weighted average number of shares of common stock:
Basic	139,218,177	134,272,289	124,802,710	102,247,118
Diluted	145,455,938	140,609,372	131,178,131	107,393,827

(1)
The total for the year may differ from the sum of the quarters as a result of weighting.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Information (Unaudited) (Continued)

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Net interest income on debt and securities	$77,534	$89,967	$101,890	$86,530
Other revenues	34,344	30,343	27,842	34,076
Expenses	78,535	78,156	81,744	93,489
Income (loss) from operations	33,343	42,154	47,988	27,117
Income (loss) from continuing operations	(80,938)	(24,277)	(47,335)	(106,457)
Income (loss) from discontinued operations	(606)	527	(1,047)	409
Gain (loss) on sale from discontinued operations	(130)	2,881	9,416	5,031
Net income (loss)	(81,674)	(20,869)	(38,966)	(101,017)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(82,683)	(24,553)	(51,983)	(103,795)
Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic/diluted)(1)	$(0.85)	$(0.26)	$(0.60)	$(1.33)
Weighted average number of shares of common stock:
Basic	96,006,344	95,957,333	86,966,645	78,196,016
Diluted	100,244,453	100,229,735	91,233,904	82,534,563

(1)
The total for the year may differ from the sum of the quarters as a result of weighting.

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

  •
  The real estate business explores various types of investments in commercial real estate located throughout the United States that includes net lease, healthcare and other real estate investments such as the acquisition of manufactured housing communities and the indirect investment in real estate through the PE Fund JV which has committed to invest in real estate private equity funds. The net lease properties are primarily office, industrial and retail properties typically leased under net leases to corporate tenants. The healthcare properties focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in assisted living facilities and are typically leased under net leases to healthcare operators.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Reporting (Continued)

  •
  The asset management business is focused on commercial real estate related activities such as sponsoring and advising on a fee basis, non-traded REITs (i.e., NorthStar Income I, NorthStar Healthcare and NorthStar Income II) and managing and advising on a fee basis the Company's CDO financing transactions. In connection with the Company's current public non-traded REITs, the Company manages the day-to-day affairs including identifying, originating, acquiring and managing investments on their behalf and earn advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. The Company currently manages NorthStar Income I and NorthStar Healthcare and will manage NorthStar Income II as soon as it begins raising equity capital.

    Additionally, the Company earns collateral management fees from its consolidated CDO financing transactions which are eliminated as a result of the consolidation of the respective CDO.

  •
  The new CRE securities business is focused on investing in opportunistic CRE securities such as the investment in a "B-Piece" and AAA/Aaa CMBS. Historically, the legacy CRE security investments included a wide range of CRE securities including CMBS, unsecured REIT debt and CDO notes backed primarily by CRE securities and CRE debt. The CRE securities are predominately financed in a CDO and the CRE securities segment is based on the CDO financing transactions that are primarily collateralized by CRE securities and may include other types of investments.

        The Company primarily generates revenue from net interest income on the CRE debt and security portfolios, rental income from its real estate properties and fee income from the asset management activities. The Company's income is primarily derived through the difference between revenues and the cost at which the Company is able to finance its assets. The Company may also invest in assets that

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Reporting (Continued)

generate attractive returns without any leverage. The following tables present segment reporting for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

Year ended December 31, 2012:	Real Estate Debt(1)	Real Estate		Asset Management	Real Estate Securities(1)	Corporate(2)	Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$175,933	$6		$—	$157,931	$1,626	$—	$335,496
Other revenues	31,624	86,695		64,817	10	392	(14,351)	169,187
Expenses	84,611	79,887	(3)	47,092	3,619	111,887	(14,351)	312,745

Income (loss) from operations	122,946	6,814		17,725	154,322	(109,869)	—	191,938
Equity in earnings (losses) of unconsolidated ventures	(984)	732		340	—	—	—	88
Other income (loss)	258	20,000		—	—	—	—	20,258
Unrealized gain (loss) on investments and other	(258,224)	—		—	(249,780)	(40,273)	—	(548,277)
Realized gain (loss) on investments and other	13,986	—		—	46,468	31	—	60,485

Income (loss) from continuing operations	(122,018)	27,546		18,065	(48,990)	(150,111)	—	(275,508)

Income (loss) from discontinued operations	340	—		—	—	—	—	340
Gain on sale from discontinued operations	2,079	—		—	—	—	—	2,079

Net income (loss)	$(119,599)	$27,546		$18,065	$(48,990)	$(150,111)	$—	$(273,089)

Investments and advances to unconsolidated ventures	$82,214	$18,920		$6,149	$—	$3,742	$—	$111,025

Total Assets as of December 31, 2012	$2,681,524	$1,181,935		$20,350	$1,237,428	$392,541	$—	$5,513,778

(1)
Includes $14.4 million of management fees related to the Company's CDO financing transactions that are eliminated in consolidation. These amounts are recorded as an expense in the real estate debt and real estate securities segments and recorded as revenue in the asset management segment.

(2)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(3)
Includes depreciation and amortization of $28.2 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Reporting (Continued)

Year ended December 31, 2011:	Real Estate Debt(1)	Real Estate	Asset Management	Real Estate Securities(1)	Corporate(2)	Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$180,154	$130	$—	$175,271	$366	$—	$355,921
Other revenues	17,101	93,981	30,363	105	2,368	(17,313)	126,605
Expenses	107,883	103,738 (3)	19,396	13,385	104,835	(17,313)	331,924

Income (loss) from operations	89,372	(9,627)	10,967	161,991	(102,101)	—	150,602
Equity in earnings (losses) of unconsolidated ventures	(3,360)	670	(48)	—	—	—	(2,738)
Other income (loss)	18,703	(19,541)	—	5,000	—	—	4,162
Unrealized gain (loss) on investments and other	(112,811)	—	—	(403,847)	26,754	—	(489,904)
Realized gain (loss) on investments and other	71,867	(2,238)	—	11,684	(2,531)	—	78,782
Gain from acquisitions	89	—	—	—	—	—	89

Income (loss) from continuing operations	63,860	(30,736)	10,919	(225,172)	(77,878)	—	(259,007)

Income (loss) from discontinued operations	(252)	(465)	—	—	—	—	(717)
Gain on sale from discontinued operations	2,801	14,397	—	—	—	—	17,198

Net income (loss)	$66,409	$(16,804)	$10,919	$(225,172)	$(77,878)	$—	$(242,526)

Investments and advances to unconsolidated ventures	$68,174	$20,044	$4,183	$—	$3,742	$—	$96,143

Total Assets as of December 31, 2011	$2,449,323	$862,411	$6,658	$1,520,650	$167,395	$—	$5,006,437

(4)
Includes $17.3 million of management fees related to the Company's CDO financing transactions that are eliminated in consolidation. These amounts are recorded as an expense in the real estate debt and real estate securities segments and recorded as revenue in the asset management segment.

(5)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(6)
Includes depreciation and amortization of $29.5 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Reporting (Continued)

Year ended December 31, 2010:	Real Estate Debt(1)	Real Estate	Asset Management	Real Estate Securities(1)	Corporate(2)	Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$126,434	$267	$—	$146,966	$60	$—	$273,727
Other revenues	(915)	115,453	21,147	4,201	1,431	(18,657)	122,660
Expenses	181,642	137,549 (3)	7,868	19,349	84,902	(18,657)	412,653

Income (loss) from operations	(56,123)	(21,829)	13,279	131,818	(83,411)	—	(16,266)
Equity in earnings (losses) of unconsolidated ventures	(4,561)	2,534	(3,911)	8,488	—	—	2,550
Unrealized gain (loss) on investments and other	(268,511)	(40)	—	(230,709)	(39,312)	—	(538,572)
Realized gain (loss) on investments and other	72,316	(494)	—	73,583	317	—	145,722
Gain from acquisitions	15,363	—	—	—	—	—	15,363

Income (loss) from continuing operations	(241,516)	(19,829)	9,368	(16,820)	(122,406)	—	(391,203)

Income (loss) from discontinued operations	(2,065)	1,180	—	—	—	—	(885)
Gain on sale from discontinued operations	—	2,528	—	—	—	—	2,528

Net income (loss)	$(243,581)	$(16,121)	$9,368	$(16,820)	$(122,406)	$—	$(389,560)

Investments and advances to unconsolidated ventures	$73,283	$21,139	$2,478	$—	$3,742	$—	$100,642

Total Assets as of December 31, 2010	$2,216,425	$1,061,983	$4,117	$1,740,712	$128,754	$—	$5,151,991

(1)
Includes $18.7 million of management fees related to the Company's CDO financing transactions that are eliminated in consolidation. These amounts are recorded as an expense in the real estate debt and real estate securities segments and recorded as revenue in the asset management segment.

(2)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(3)
Includes depreciation and amortization of $29.7 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Supplemental Disclosures for Consolidated Statements of Cash Flows

Non-cash Investing and Financing Activities

        The following table presents non-cash investing and financing activities for the years ended December 31, 2012, 2011 and 2010 is as follows (dollars in thousands):

	Years ended December 31,
	2012	2011	2010
Real estate acquisition(1)	$62,236	$318,386	$76,389
Reduction of operating real estate via taking title	—	50,029	—
Reclassification of operating real estate to asset held for sale	1,046	—	—
Reclassification of operating real estate to deferred costs and intangible assets	7,536	—	—
Assumption of mortgage notes payable(1)	—	248,252	—
Assignment of mortgage note payable	—	73,577	—
Reduction of mortgage notes payable due to foreclosure	—	47,372	—
Escrow deposit payable related to CRE debt investments	37,176	7,747	21,250
Elimination of mortgage notes payable upon acquisition of CRE debt investment	—	36,252	—
Reduction of CRE debt investments(1)	62,236	123,682	—
Assignment of CRE debt investments	26,100	—	—
Discount on debt investment	2,516	—	—
40% participation interest in the principal proceeds on CRE debt investment granted to the lender in connection with the repayment and extinguishment of respective term loan	—	—	35,287
Consolidate assets of CDOs	—	212,205	1,623,961
Consolidate liabilities of CDOs	—	201,409	1,263,362
Elimination of CDO bonds payable	—	—	32,286
Elimination of available for sale securities	—	11,205	1,342
Increase of restricted cash(1)	—	12,275	—
Timeshare seller financing	—	2,307	—
Due from related party	11,795	—	—
Servicer advances	—	4,080	—
Reclass from equity to liabilities for prior year accrued equity compensation	—	2,136	—
Activity in non-controlling interest	2,358	144	26,235
Equity components of exchangeable senior notes	2,179	14,318	—
Return of swap collateral	22,037	—	—
Increase of restricted cash in connection with swap collateral	—	22,389	—
Redemption of OP Units for common stock	—	8,481	—

(1)
Non-cash activity occurred in connection with taking title to collateral.

Cash Paid for Interest

        For the years ended December 31, 2012, 2011, and 2010, cash paid for interest on outstanding borrowings was $126.2 million, $124.7 million and $132.3 million, respectively. The difference between

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Supplemental Disclosures for Consolidated Statements of Cash Flows (Continued)

interest expense on the consolidated statements of operations and cash paid for interest is primarily due to reclassification of losses related to derivative instruments from OCI into earnings and non-cash interest expense recorded on amortization of deferred financing costs related to borrowings.

19. Subsequent Events

Dividends

        On February 13, 2013, the Company declared a dividend of $0.18 per share of common stock. The common stock dividend will be paid on March 1, 2013 to stockholders of record as of the close of business on February 25, 2013. On February 1, 2013, the Company declared a dividend of $0.54688 per share of Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock and $0.76424 per share of Series C Preferred Stock. The Series A, Series B and Series C preferred stock dividends were paid on February 15, 2013, to stockholders of record as of the close of business on February 11, 2013.

Completion of Initial Closing of PE Fund JV

        On February 15, 2013, the Company completed the Initial Closing of its PE Fund JV. Pursuant to the terms of the agreement, the full purchase price for the transaction was funded at the Initial Closing, exclusive of future capital commitments underlying the fund interests in the PE Fund JV. Consequently, the Company funded $289 million (including the $40 million deposit) and NorthStar Income I, the Company's sponsored non-traded REIT (together with the Company, the "NorthStar Entities"), funded $121 million. In connection with the Initial Closing, the current owner of the fund interests (the "Class B Partner") contributed its interests in 18 of the approximate 50 funds subject to the transaction in exchange for all of the Class B partnership interests in the PE Fund JV. The funds that were contributed at the Initial Closing had an aggregate reported NAV of $304 million at June 30, 2012 and the total NAV of all funds expected to be contributed in the transaction had an aggregate reported NAV of $804 million at June 30, 2012. The amounts funded and total NAV associated with the Initial Closing of the PE Fund JV differ from those previously reported due to additional fund interests anticipated to be acquired.

        Shortly following the Initial Closing, the NorthStar Entities and the Class B Partner will "true up": (i) any distributions received by the Class B Partner; and (ii) any contributions made by the Class B Partner, from the contributed funds since June 30, 2012, with the NorthStar Entities receiving any such distributions, and the NorthStar Entities reimbursing the Class B Partner for any such contributions, in each case in accordance with the terms of the PE Fund JV. One of the Company's subsidiaries is the general partner of the partnerships which hold the interests that were contributed at the Initial Closing. The Company anticipates closing the majority of the remaining funds in the first quarter 2013. In connection with additional closings, either one of the Company's subsidiaries or an affiliate of the Class B Partner may be the general partner of the partnerships that will hold the additional funds. The closing of each of the remaining funds is subject to customary closing conditions, including third party consents.

Manufactured Housing Investment Opportunity

        On February 15, 2013, the Company, through a subsidiary, entered into an agreement to acquire a manufactured housing portfolio, comprised of 71 manufactured housing communities totaling approximately 17,000 pad rental sites located throughout five states (primarily in Florida and Salt Lake

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Subsequent Events (Continued)

City, Utah), for an aggregate purchase price of $825 million, subject to customary adjustments. The Company will deposit $30 million into escrow in connection with this transaction. The Company has until April 5, 2013 to conduct due diligence on the portfolio. During the due diligence period the Company may terminate the agreement in its sole and absolute discretion for any reason, including if the Company is unable to obtain a commitment for attractive financing and in such event it will be entitled to the return of its $30 million deposit. If the Company does not terminate the transaction during the due diligence period, the closing of the transaction will be subject to various closing conditions and it may not close on the terms anticipated, if at all.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in Thousands)

	Beginning Balance	Charged to Costs and Expenses	Other Charges	Deductions	Ending Balance
For the Year Ended December 31, 2012
Loan loss reserves	$187,784	$23,037	$—	$(54,122)	$156,699
Allowance for doubtful accounts	1,179	833	—	(486)	1,526

	$188,963	$23,870	$—	$(54,608)	$158,225

For the Year Ended December 31, 2011
Loan loss reserves	$197,200	$52,980	—	$(62,396)	$187,784
Allowance for doubtful accounts	2,642	445	—	(1,908)	1,179

	$199,842	$53,425	$—	$(64,304)	$188,963

For the Year Ended December 31, 2010
Loan loss reserves	$77,400	$168,446	$—	$(48,646)	$197,200
Allowance for doubtful accounts	1,349	1,451	—	(158)	2,642

	$78,749	$169,897	$—	$(48,804)	$199,842

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2012

(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Buildings & Improvements	Land, Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Net Lease
Auburn Hills, MI	$12,148	$2,980	$8,607	$—	$2,980	$8,607	$11,587	$3,057	$8,530	Sep-05	40 years
Aurora, CO	31,713	2,650	35,786	23	2,650	35,809	38,459	6,243	32,216	Jul-06	40 years
Camp Hill, PA	24,613	5,900	19,510	—	5,900	19,510	25,410	6,194	19,216	Sep-05	40 years
Columbus, OH	22,643	4,375	29,184	—	4,375	29,184	33,559	4,508	29,051	Nov-07	40 years
Fort Mill, SC	29,527	3,300	31,554	—	3,300	31,554	34,854	5,200	29,654	Mar-07	40 years
Milpitas, CA	20,616	16,800	8,847	—	16,800	8,847	25,647	2,095	23,552	Feb-07	40 years
Indianapolis, IN	27,022	1,670	32,306	—	1,670	32,306	33,976	6,402	27,574	Mar-06	40 years
Rancho Cordova, CA	7,814	3,060	9,360	—	3,060	9,360	12,420	1,967	10,453	Sep-05	40 years
Rockaway, NJ	16,374	6,118	15,664	295	6,118	15,959	22,077	3,297	18,780	Mar-06	40 years
Salt Lake City, UT	14,133	672	19,739	323	672	20,062	20,734	5,184	15,550	Aug-05	40 years

Subtotal Office	206,603	47,525	210,557	641	47,525	211,198	258,723	44,147	214,576
Bloomingdale, IL	5,427	—	5,810	—	—	5,810	5,810	1,108	4,702	Sep-06	40 years
Concord, NH	3,123	2,145	9,216	—	2,145	9,216	11,361	1,788	9,573	Sep-06	40 years
Fort Wayne, IN	6,353	—	3,642	—	—	3,642	3,642	747	2,895	Sep-06	40 years
Keene, NH	7,928	3,033	5,919	—	3,033	5,919	8,952	1,116	7,836	Sep-06	40 years
Melville, NY	4,210	—	3,187	—	—	3,187	3,187	682	2,505	Sep-06	40 years
Millbury, MA	4,475	—	5,994	—	—	5,994	5,994	1,020	4,974	Sep-06	40 years
North Attleboro, MA	4,457	—	5,445	—	—	5,445	5,445	1,035	4,410	Sep-06	40 years
South Portland, ME	4,051	—	6,687	—	—	6,687	6,687	1,831	4,856	Sep-06	24.4 years
Wichita, KS	5,799	1,325	5,584	—	1,325	5,584	6,909	1,023	5,886	Sep-06	40 years

Subtotal Retail	45,823	6,503	51,484	—	6,503	51,484	57,987	10,350	47,637
Reading, PA	18,073	3,225	21,792	779	3,225	22,571	25,796	3,190	22,606	Jun-07	40 years

Subtotal Industrial	18,073	3,225	21,792	779	3,225	22,571	25,796	3,190	22,606

Total Net Lease	270,499	57,253	283,833	1,420	57,253	285,253	342,506	57,687	284,819

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2012

(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Buildings & Improvements	Land, Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Healthcare Net Lease
Black Mountain, NC	$5,161	$468	$5,786	$118	$468	$5,904	$6,372	$934	$5,438	Jul-06	40 years
Blountstown, FL	3,773	378	5,069	548	378	5,617	5,995	818	5,177	Jul-06	40 years
Bremerton, WA	7,090	964	8,171	360	964	8,531	9,495	1,319	8,176	Dec-06	40 years
Carrollton, GA	2,880	816	4,220	770	816	4,990	5,806	735	5,071	Jan-07	40 years
Castleton, IN	—	677	8,077	—	677	8,077	8,754	1,119	7,635	Jun-07	40 years
Charleston, IL	5,706	485	6,211	743	485	6,954	7,439	956	6,483	Jan-07	40 years
Chesterfield, IN	—	815	4,204	—	815	4,204	5,019	582	4,437	Jun-07	40 years
Cincinnati, OH	11,125	2,052	15,776	771	2,052	16,547	18,599	2,674	15,925	Jan-07	40 years
Clemmons, NC	2,101	337	4,541	33	337	4,574	4,911	589	4,322	Apr-07	40 years
Clinton, OK	1,302	225	3,513	483	225	3,996	4,221	730	3,491	Jan-07	40 years
Columbia City, IN	—	1,034	6,390	—	1,034	6,390	7,424	885	6,539	Jun-07	40 years
Daly City, CA	10,958	—	—	12,322	—	12,322	12,322	4,652	7,670	Aug-07	40 years
Daly City, CA	4,674	3,297	1,872	—	3,297	1,872	5,169	239	4,930	Aug-07	40 years
Dunkirk, IN	—	310	2,299	—	310	2,299	2,609	318	2,291	Jun-07	40 years
East Arlington, TX	3,259	3,619	901	43	3,619	944	4,563	123	4,440	May-07	40 years
Effingham, IL	534	211	1,145	12	211	1,157	1,368	175	1,193	Jan-07	40 years
Effingham, IL	4,490	340	4,994	321	340	5,315	5,655	764	4,891	Jan-07	40 years
Elk City, OK	4,237	143	6,721	403	143	7,124	7,267	1,187	6,080	Jan-07	40 years
Fairfield, IL	6,249	153	7,898	73	153	7,971	8,124	1,188	6,936	Jan-07	40 years
Fort Wayne, IN	—	1,478	4,409	—	1,478	4,409	5,887	611	5,276	Jun-07	40 years
Fullerton, CA	761	1,357	872	162	1,357	1,034	2,391	146	2,245	Jan-07	40 years
Fullerton, CA	7,394	4,065	8,564	259	4,065	8,823	12,888	1,356	11,532	Jan-07	40 years

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2012

(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Buildings & Improvements	Land, Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Garden Grove, CA	$10,901	$6,975	$5,927	$274	$6,975	$6,201	$13,176	$960	$12,216	Jan-07	40 years
Grove City, OH	4,357	613	6,882	251	613	7,133	7,746	1,036	6,710	Jun-07	40 years
Harrisburg, IL	3,592	191	5,059	10	191	5,069	5,260	755	4,505	Jun-07	40 years
Hartford City, IN	—	199	1,782	—	199	1,782	1,981	247	1,734	Jun-07	40 years
Hillsboro, OR	31,650	3,954	39,233	—	3,954	39,233	43,187	5,926	37,261	Dec-06	40 years
Hobart, IN	—	1,835	5,019	—	1,835	5,019	6,854	695	6,159	Jun-07	40 years
Huntington, IN	—	120	—	—	120	—	120	—	120	Jun-07	NA
Huntington, IN	—	526	5,037	—	526	5,037	5,563	698	4,865	Jun-07	40 years
Indianapolis, IN	—	210	2,511	—	210	2,511	2,721	348	2,373	Jun-07	40 years
Kingfisher, OK	3,869	128	5,497	295	128	5,792	5,920	949	4,971	Jan-07	40 years
La Vista, NE	4,165	562	4,966	415	562	5,381	5,943	796	5,147	Jan-07	40 years
LaGrange, IN	—	446	5,494	—	446	5,494	5,940	761	5,179	Jun-07	40 years
LaGrange, IN	—	47	584	—	47	584	631	81	550	Jun-07	40 years
Lancaster, OH	6,639	294	6,094	329	294	6,423	6,717	977	5,740	Jun-07	40 years
Lancaster, OH	4,453	720	5,780	480	720	6,260	6,980	179	6,801	Jan-12	40 years
Mansfield, OH	—	42	747	—	42	747	789	93	696	Jan-08	40 years
Mansfield, OH	—	58	1,027	—	58	1,027	1,085	128	957	Jan-08	40 years
Mansfield, OH	—	73	249	—	73	249	322	31	291	Jan-08	40 years
Marysville, OH	4,979	2,218	5,015	368	2,218	5,383	7,601	821	6,780	Jun-07	40 years
Mattoon, IL	6,756	210	6,871	292	210	7,163	7,373	1,135	6,238	Jan-07	40 years
Mattoon, IL	5,526	227	7,534	302	227	7,836	8,063	1,037	7,026	Jan-07	40 years
Memphis, TN	14,246	4,770	14,305	586	4,770	14,891	19,661	2,337	17,324	Jan-07	40 years
Middletown, IN	—	52	—	—	52	—	52	—	52	Jun-07	NA

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2012

(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Buildings & Improvements	Land, Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Middletown, IN	$—	$132	$4,750	$—	$132	$4,750	$4,882	$658	$4,224	Jun-07	40 years
Mooresville, IN	—	631	4,187	—	631	4,187	4,818	580	4,238	Jun-07	40 years
Morris, IL	2,106	568	9,103	789	568	9,892	10,460	1,644	8,816	May-06	40 years
Mt. Sterling, KY	10,919	599	12,561	25	599	12,586	13,185	1,749	11,436	Feb-07	40 years
Oklahoma City, OK	4,311	757	5,184	355	757	5,539	6,296	932	5,364	Jan-07	40 years
Olney, IL	2,390	57	2,897	32	57	2,929	2,986	441	2,545	Jan-07	40 years
Olney, IL	4,126	109	5,419	74	109	5,493	5,602	829	4,773	Jan-07	40 years
Paris, IL	6,656	187	6,797	27	187	6,824	7,011	1,020	5,991	Jan-07	40 years
Peru, IN	—	502	7,135	—	502	7,135	7,637	988	6,649	Jun-07	40 years
Peshtigo, WI	—	244	1,359	(966)	244	393	637	168	469	Jan-08	40 years
Plymouth, IN	—	128	5,538	—	128	5,538	5,666	767	4,899	Jun-07	40 years
Portage, IN	—	1,438	7,988	—	1,438	7,988	9,426	1,106	8,320	Jun-07	40 years
Rantoul, IL	5,487	151	5,377	348	151	5,725	5,876	815	5,061	Jan-07	40 years
Robinson, IL	3,895	219	4,746	92	219	4,838	5,057	742	4,315	Jan-07	40 years
Rockford, IL	4,822	1,101	4,814	43	1,101	4,857	5,958	730	5,228	Jan-07	40 years
Rockport, IN	—	366	—	—	366	—	366	—	366	Jun-07	NA
Rockport, IN	—	253	2,092	—	253	2,092	2,345	290	2,055	Jun-07	40 years
Rushville, IN	—	310	5,858	—	310	5,858	6,168	811	5,357	Jun-07	40 years
Rushville, IN	—	62	1,177	—	62	1,177	1,239	163	1,076	Jun-07	40 years
Santa Ana, CA	7,686	2,281	7,046	237	2,281	7,283	9,564	1,129	8,435	Jan-07	40 years
Stephenville, TX	6,003	507	6,459	403	507	6,862	7,369	1,021	6,348	Jan-07	40 years

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2012

(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Buildings & Improvements	Land, Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Sterling, IL	$2,287	$129	$6,229	$623	$129	$6,852	$6,981	$1,219	$5,762	May-06	40 years
Sullivan, IN	—	1,794	4,469	—	1,794	4,469	6,263	618	5,645	Jun-07	40 years
Sullivan, IN	—	102	441	—	102	441	543	61	482	Jun-07	40 years
Sullivan, IN	—	494	—	—	494	—	494	—	494	Jun-07	NA
Sycamore, IL	8,284	816	9,897	72	816	9,969	10,785	1,497	9,288	Jan-07	40 years
Syracuse, IN	—	125	4,564	—	125	4,564	4,689	632	4,057	Jun-07	40 years
Tipton, IN	—	1,102	10,836	(27)	1,102	10,809	11,911	1,320	10,591	Jun-07	40 years
Tuscola, IL	4,077	237	4,616	123	237	4,739	4,976	759	4,217	Jan-07	40 years
Vandalia, IL	7,153	82	7,969	49	82	8,018	8,100	1,191	6,909	Jan-07	40 years
Wabash, IN	—	1,060	870	—	1,060	870	1,930	120	1,810	Jun-07	40 years
Wabash, IN	—	1,451	4,154	—	1,451	4,154	5,605	575	5,030	Jun-07	40 years
Wakarusa, IN	—	289	13,420	—	289	13,420	13,709	1,860	11,849	Jun-07	40 years
Wakarusa, IN	—	153	7,111	—	153	7,111	7,264	986	6,278	Jun-07	40 years
Warsaw, IN	—	77	—	—	77	—	77	—	77	Jun-07	NA
Warsaw, IN	—	319	3,722	—	319	3,722	4,041	516	3,525	Jun-07	40 years
Washington Court House, OH	4,772	341	5,169	246	341	5,415	5,756	804	4,952	Jun-07	40 years
Weatherford, OK	4,376	229	5,600	376	229	5,976	6,205	1,001	5,204	Jan-07	40 years
Wichita, KS	7,648	2,282	10,478	20	2,282	10,498	12,780	1,320	11,460	Dec-07	40 years
Windsor, NC	—	397	—	—	397	—	397	—	397	Feb-07	NA

Total Healthcare	279,825	69,775	457,278	23,964	69,775	481,242	551,017	73,152	477,865

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2012

(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Buildings & Improvements	Land, Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Other Real Estate(1)
Alton, IL	$3,273	$716	$4,775	$—	$716	$4,775	$5,491	$8	$5,483	Dec-12	10-30 years
Arvada, CO	15,419	3,375	15,717	—	3,375	15,717	19,092	38	19,054	Dec-12	10-30 years
Aurora, CO	17,984	3,937	18,423	—	3,937	18,423	22,360	44	22,316	Dec-12	10-30 years
Casper, WY	17,352	3,798	17,324	—	3,798	17,324	21,122	59	21,063	Dec-12	10-30 years
Cheyenne, WY	13,109	2,869	12,971	—	2,869	12,971	15,840	32	15,808	Dec-12	10-30 years
Commerce City, CO	5,767	1,262	5,785	—	1,262	5,785	7,047	14	7,033	Dec-12	10-30 years
Denver, CO	6,243	1,366	6,336	—	1,366	6,336	7,702	15	7,687	Dec-12	10-30 years
Fayetteville, CO	907	199	1,015	—	199	1,015	1,214	2	1,212	Dec-12	10-30 years
Ft. Collins, CO	29,178	6,387	29,952	—	6,387	29,952	36,339	71	36,268	Dec-12	10-30 years
Gillette, WY	22,745	4,979	22,992	—	4,979	22,992	27,971	56	27,915	Dec-12	10-30 years
Godfrey, IL	1,307	286	1,575	—	286	1,575	1,861	3	1,858	Dec-12	10-30 years
Golden, CO	12,321	2,697	12,635	—	2,697	12,635	15,332	30	15,302	Dec-12	10-30 years
Greeley, CO	25,057	5,485	27,157	—	5,485	27,157	32,642	45	32,597	Dec-12	10-30 years
Henderson, CO	21,998	4,815	22,321	—	4,815	22,321	27,136	53	27,083	Dec-12	10-30 years
Laramie, WY	4,566	999	4,523	—	999	4,523	5,522	11	5,511	Dec-12	10-30 years
Longmont, CO	5,240	1,147	5,185	—	1,147	5,185	6,332	13	6,319	Dec-12	10-30 years
Loveland, CO	5,455	1,194	5,501	—	1,194	5,501	6,695	13	6,682	Dec-12	10-30 years
O' Fallon, IL	4,105	899	4,509	—	899	4,509	5,408	10	5,398	Dec-12	10-30 years
Pontoon Beach, IL	8,685	1,901	9,567	—	1,901	9,567	11,468	21	11,447	Dec-12	10-30 years
Springdale, AR	4,629	1,013	5,419	—	1,013	5,419	6,432	12	6,420	Dec-12	10-30 years
Thornton, CO	11,560	2,531	11,555	—	2,531	11,555	14,086	29	14,057	Dec-12	10-30 years

Total Other Real Estate	236,900	51,855	245,237	—	51,855	245,237	297,092	579	296,513

 NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2012

(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Buildings & Improvements	Land, Buildings & Improvements	Land	Buildings & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
REO
Arlington, TX	$—	$1,850	$4,315	$—	$1,850	$4,315	$6,165	$—	$6,165	Feb-12	40 years
Austin, TX	16,525	4,507	18,028	69	4,507	18,097	22,604	451	22,153	Dec-11	40 years
Buckhead, GA	—	24,332	—	—	24,332	—	24,332	—	24,332	Dec-11	NA
Houston TX	—	3,608	18,215	(2)	3,608	18,213	21,821	—	21,821	Nov-12	NA
Indianapolis, IN	—	8,000	42,910	476	7,680	43,706	51,386	4,511	46,875	Mar-11	40 years
Los Angeles, CA	—	5,033	20,130	24	5,033	20,154	25,187	377	24,810	Apr-12	40 years
Philadelphia, PA	—	1,031	4,122	118	1,031	4,240	5,271	—	5,271	Dec-11	NA
Phoenix, AZ	211,921	39,497	156,667	947	39,497	157,614	197,111	11,186	185,925	Apr-11	40 years
San Jose, CA	—	1,022	4,087	—	1,022	4,087	5,109	—	5,109	Dec-12	NA

Total REO	228,446	88,880	268,474	1,632	88,560	270,426	358,986	16,525	342,461

Grand Total	$1,015,670	$267,763	$1,254,822	$27,016	$267,443	$1,282,158	$1,549,601	$147,943	$1,401,658

(1)
Includes pad rental sites depreciated over 30 years and manufactured homes depreciated over 10 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

As of December 31, 2012

(Dollars in Thousands)

        Changes in the Company's operating real estate portfolio for the years ended December 31, 2012, 2011 and 2010 are as follows (dollars in thousands):

	2012	2011	2010
Beginning balance	$1,207,519	$1,046,492	$1,062,915
Property acquisitions	341,809	320,687	13,602
Transfers to held for sale	—	(2,302)	(13,480)
Improvements	4,485	4,028	1,498
Impairment	(966)	—	(5,249)
Retirements and disposals(1)	(3,246)	(161,386)	(12,794)

Ending balance	$1,549,601	$1,207,519	$1,046,492

(1)
Includes $59.8 million of write-offs related to taking title to collateral in 2011. There were no such write-offs in 2012 and 2010.

        Changes in accumulated depreciation, exclusive of amounts relating to equipment and furniture and fixtures, for the years ended December 31, 2012, 2011 and 2010 are as follows (dollars in thousands):

	2012	2011	2010
Beginning balance	$118,070	$108,430	$84,013
Depreciation expense	33,257	29,734	26,108
Assets held for sale	—	—	—
Retirements and disposals(1)	(3,384)	(20,094)	(1,691)

Ending balance	$147,943	$118,070	$108,430

(1)
Includes $0.4 million and $9.8 million in write-offs related to taking title to collateral in 2012 and 2011, respectively. There were no such write-offs in 2010.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2012

(Dollars in Thousands)

											Principal Amount of Loans Subject to Delinquent Principal or Interest
				Interest Rate
						Maturity Date(1)	Periodic Payment Terms(2)	Prior Liens(3)	Principal Amount(4)	Carrying Value
Asset Type:	Description	Location	Number	Floating	Fixed
First mortgage loans
Other first mortgage loans(5)	Various	Various(7)	74	L+1.00% to 9.25%	2.00% to 10.75%	1/19/13 to 10/1/35	P&I	$—	$1,578,872	$1,205,313	$12,500

Subtotal first mortgage loans			74					—	1,578,872	1,205,313	12,500
Subordinate mortgage interests(5)	Various	Various(7)	7	L+3.25% to 6.50%	2.00% to 7.00%	12/9/13 to 2/1/18	P&I	593,660	121,473	96,357	—
Mezzanine loans
Mezz loan A(6)	Retail	Various, Germany	1	L+0.50%	N/A	7/20/2014	P&I	1,583,113	$57,306	$57,306	—
Other mezzanine loans(5)	Various	Various(7)	17	L+0.24% to 9.00%	8.00% to 20.00%	5/4/13 to 6/30/22	P&I	4,936,451	$383,635	$275,758	—

Subtotal mezzanine loans			18					6,519,564	440,941	333,064	—
Credit tenant loans(5)	Various	Various(7)	49	N/A	5.26% to 8.26%	1/1/13 to 5/15/30	P&I		128,903	122,535
Term loans(5)	Various	Various(7)	4	L+3.50%	7.85% to 14.00%	5/1/15 to 7/27/17	P&I	487,847	101,275	74,962	—

Total			152					$7,601,071	$2,371,464	$1,832,231	$12,500

(1)
Represents initial maturity and reflects modifications executed subsequent to December 31, 2012.

(2)
The majority of CRE debt investments contractually provide for principal and interest, or P&I, however, the majority pay interest only and principal amount in full upon maturity.

(3)
Represents only third-party liens.

(4)
The principal amount of CRE debt that is delinquent with respect to principal or interest is $12.5 million related to one loan. There are no loans that have interest delinquencies greater than 90 days.

(5)
Individual loans each have a carrying value less than 3% of total carrying value of CRE debt investments.

(6)
Individual loans each have a carrying value greater than 3% of total carrying value of CRE debt investments.

(7)
Description of property types include condo, healthcare, hotel, industrial, land, mixed-use, multifamily, office, retail, timeshare and other.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE (Continued)

December 31, 2012

(Dollars in Thousands)

Reconciliation of Carrying Value of Real Estate Debt:

	2012	2011	2010
Beginning balance	$1,710,582	$1,840,425	$1,931,738
Additions:
Principal amount of new loans and additional funding on existing loans	397,058	299,405	865,759
Consolidation of CDOs(1)	—	138,168	493,875
Interest accretion	1,636	7,682	718
Acquisition cost (fees) on new loans	(2,949)	(5,068)	(2,639)
Premium (discount) on new loans	(26,014)	(50,857)	(739,912)
Amortization of acquisition costs, fees, premiums and discounts	95,233	88,545	41,495
Deductions:
Collection of principal	258,042	428,055	502,618
Joint venture acquisition	—	—	—
Loan loss reserve, net	23,037	52,980	168,446
Foreclosure	62,236	126,683	79,545

Ending balance(2)	$1,832,231	$1,710,582	$1,840,425

(1)
Represents the consolidation of the CapLease CDO in 2011 and CSE CDO and N-Star CDO IX in 2010.

(2)
There were no loans held for sale as of December 31, 2012 and 2011, respectively. As of December 31, 2010 there were $18.7 million of loans held for sale.

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

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

(b)   Attestation report of the registered public accounting firm.

        Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Grant Thornton LLP, has issued an attestation report, which is included in Part II, Item 8. of this Form 10-K.

(c)   Changes in internal control over financial reporting.

        There have been no changes in the Company's internal control over financial reporting during the most recent quarter ended December 31, 2012 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance*

        Certain information relating to our code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1. of this Annual Report on Form 10-K.

Item 11.    Executive Compensation*

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Equity Compensation Plan Information

        The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to "Note 11. Equity-Based Compensation" of Part II, Item 8. "Financial Statements and Supplementary Data" for additional information surrounding our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	6,115,944	NA	—
2004 Long-Term Incentive Plan	112,783	NA	—

Total	6,228,727		—

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

Item 13.    Certain Relationships and Related Transactions and Director Independence*

Item 14.    Principal Accountant Fees and Services*

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of the Company, which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company's fiscal year ending December 31, 2012.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)1. Consolidated Financial statements and (a)2. Financial Statement Schedules are included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements
Schedule II—Valuation and Qualifying Accounts and Reserves
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2012
Schedule IV—Mortgage Loans on Real Estate as of December 31, 2012

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

10.1		Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2		NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3		Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)

10.4		Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed September 14, 2006)

10.5		Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed February 9, 2007)

10.6		Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed May 29, 2007)

10.7	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed October 5, 2007)

10.8	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed October 5, 2007)

10.9	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Albert Tylis (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed July 27, 2009)

Exhibit Number		Description of Exhibit
10.10		Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.11	+	NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.12		Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.13		Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.14		Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.15		Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.16	+	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.17	+	Form of Amended and Restated Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.18	+	Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.19		Master Repurchase and Securities Contract, dated as of October 28, 2011, by and between NRFC WF CMBS, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.20		Guaranty Agreement, made as of October 28, 2011, by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.21		Master Repurchase and Securities Contract, dated as of November 22, 2011, by and between NRFC WF Loan, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit Number		Description of Exhibit
10.22		Limited Guaranty, made as of November 22, 2011, by NorthStar Realty Finance Corp. and NorthStar Realty Finance Limited Partnership for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.23		Sixth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 21, 2012 (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.24	+	Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.'s Definitive Proxy Statement on Schedule 14A filed April 20, 2012)

10.25		Seventh Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 13, 2012)

10.26	+	Executive Employment Agreement, dated as of April 18, 2012, between NorthStar Realty Finance Corp. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.27		Omnibus Amendment to Repurchase Documents by and between NRFC WF Loan, LLC, as Seller, and Wells Fargo, National Association, as Buyer, Custodian, Servicer, Guarantor and Pledgor, dated as of April 13, 2012 (incorporated by reference to Exhibit 10.27 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.28	*	Eighth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 11, 2012

10.29	*	Subscription Agreement dated as of December 10, 2012, by and among NRFC PE Fund Investor LLC, NRFC Inception, LP, Inception GP, LLC and the other party thereto, portions of which have been omitted pursuant to a request for confidential treatment

12.1	*	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	*	Significant Subsidiaries of the Registrant

23.1	*	Consent of Grant Thornton LLP

24.1	*	Power of Attorney (see the Power of Attorney in the signature page hereto)

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description of Exhibit
101	**	The following materials from the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 19, 2013.

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

Signature	Title	Date

/s/ DAVID T. HAMAMOTO David T. Hamamoto	Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2013
/s/ DEBRA A. HESS Debra A. Hess	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2013
/s/ PRESTON BUTCHER Preston Butcher	Director	February 19, 2013
/s/ STEPHEN E. CUMMINGS Stephen E. Cummings	Director	February 19, 2013
/s/ JUDITH A. HANNAWAY Judith A. Hannaway	Director	February 19, 2013

Signature	Title	Date

/s/ OSCAR JUNQUERA Oscar Junquera	Director	February 19, 2013
/s/ WESLEY D. MINAMI Wesley D. Minami	Director	February 19, 2013
/s/ LOUIS J. PAGLIA Louis J. Paglia	Director	February 19, 2013
/s/ SRIDHAR SAMBAMURTHY Sridhar Sambamurthy	Director	February 19, 2013