Form 10-Q
period 2013-03-31
NORTHSTAR REALTY FINANCE CORP.
filed 2013-05-08
CIK 1273801

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number: 001-32330

NORTHSTAR REALTY FINANCE CORP.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	11-3707493 (IRS Employer Identification No.)
399 Park Avenue, 18th Floor, New York, NY 10022 (Address of Principal Executive Offices, Including Zip Code)
(212) 547-2600 (Registrant's Telephone Number, Including Area Code)

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

        The Company has one class of common stock, par value $0.01 per share, 198,263,269 shares outstanding as of May 7, 2013.

NORTHSTAR REALTY FINANCE CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue," "future" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies, loan and securities activities, our ability to grow our asset management business, our ability to manage our collateralized debt obligations, or CDOs, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

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

  •
  our ability to grow our asset management business by raising capital for, and effectively implementing the business plans of, the companies we sponsor and advise, in particular our sponsored companies;

  •
  performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash generated from these investments and available for distribution;

  •
  the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest, as well as on the tenants/operators of our real property that we own;

  •
  our ability to realize the value of the bonds we have purchased and retained in our CDO financing transactions and other securitization financing transactions and our ability to complete securitization financing transactions on terms that are acceptable to us, or at all;

  •
  our ability to realize current and expected return over the life of our investments;

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

  •
  our ability to close the remaining interests in private equity real estate funds described in this Quarterly Report on Form 10-Q;

  •
  regulatory requirements with respect to our business and the related cost of compliance;

  •
  the impact of any conflicts arising from our asset management business;

  •
  changes in laws or regulations governing various aspects of our business;

  •
  the loss of our exemption from the definition of an "investment company" under the Investment Company Act of 1940, as amended;

  •
  competition for qualified personnel and our ability to retain key personnel;

  •
  the effectiveness of our portfolio management systems;

  •
  failure to maintain effective internal controls; and

  •
  compliance with the rules governing real estate investment trusts.

        The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the heading "Risk Factors." The factors set forth in our filings with the SEC, including the Risk Factors section, could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

Item 1.    Financial Statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$393,709	$444,927
Restricted cash	222,861	360,075
Operating real estate, net	1,527,228	1,401,658
Real estate securities, available for sale	1,151,217	1,124,668
Real estate debt investments, net	1,792,653	1,832,231
Investments in and advances to unconsolidated ventures ($268,329 at fair value as of March 31, 2013)	379,111	111,025
Receivables, net of allowance of $1,889 as of March 31, 2013 and $1,526 as of December 31, 2012	57,121	28,413
Receivables, related parties	12,307	23,706
Unbilled rent receivable, net of allowance of $328 as of March 31, 2013	16,996	16,129
Derivative assets, at fair value	12,420	6,229
Deferred costs and intangible assets, net	93,686	97,700
Assets of properties held for sale	1,595	1,595
Other assets	77,525	65,422

Total assets(1)	$5,738,429	$5,513,778

Liabilities
CDO bonds payable	$1,950,787	$2,112,441
Mortgage notes payable	1,114,890	1,015,670
Securitization bonds payable	98,053	98,005
Secured term loan	14,623	14,664
Credit facilities	55,505	61,088
Exchangeable senior notes	290,831	291,031
Junior subordinated notes, at fair value	206,794	197,173
Accounts payable and accrued expenses	56,199	45,895
Escrow deposits payable	88,062	90,032
Derivative liabilities, at fair value	155,080	170,840
Other liabilities	84,845	86,075

Total liabilities(2)	4,115,669	4,182,914

Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders' Equity
Preferred stock, $536,640 aggregate liquidation preference as of March 31, 2013 and December 31, 2012, respectively	504,018	504,018
Common stock, $0.01 par value, 500,000,000 shares authorized, 198,263,269 and 163,607,259 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	1,982	1,636
Additional paid-in capital	1,476,158	1,195,131
Retained earnings (accumulated deficit)	(375,730)	(376,685)
Accumulated other comprehensive income (loss)	(18,883)	(22,179)

Total NorthStar Realty Finance Corp. stockholders' equity	1,587,545	1,301,921
Non-controlling interests	35,215	28,943

Total equity	1,622,760	1,330,864

Total liabilities and equity	$5,738,429	$5,513,778

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$179,777	$320,815
	Operating real estate, net	437,706	342,461
	Real estate securities, available for sale	1,033,975	1,015,972
	Real estate debt investments, net	1,428,536	1,478,503
	Investments in and advances to unconsolidated ventures	59,646	59,939
	Receivables, net of allowance	16,424	16,609
	Unbilled rent receivable	2,702	2,125
	Deferred costs and intangible assets, net	35,871	37,753
	Assets of properties held for sale	1,595	1,595
	Other assets	6,986	12,689

	Total assets of consolidated VIEs	$3,203,218	$3,288,461

(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable	$1,950,787	$2,112,441
	Mortgage notes payable	290,483	228,446
	Secured term loan	14,623	14,664
	Accounts payable and accrued expenses	13,368	13,626
	Escrow deposits payable	66,021	67,406
	Derivative liabilities, at fair value	155,080	170,840
	Other liabilities	24,057	25,144

	Total liabilities of consolidated VIEs	$2,514,419	$2,632,567

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share and Dividends Declared Data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net interest income
Interest income	$70,335	$80,816
Interest expense on debt and securities	11,397	13,734

Net interest income on debt and securities	58,938	67,082
Other revenues
Rental and escalation income	38,896	27,662
Commission income	16,940	7,399
Advisory and other fees—related party	4,508	517
Other revenue	544	104

Total other revenues	60,888	35,682
Expenses
Other interest expense	26,250	21,130
Real estate properties—operating expenses	7,031	4,686
Asset management expenses	2,918	2,284
Commission expense	15,369	6,580
Transaction costs	3,753	2,233
Provision for loan losses, net	2,336	6,840
General and administrative
Salaries and equity-based compensation(1)	18,330	13,199
Other general and administrative	5,026	3,953

Total general and administrative	23,356	17,152
Depreciation and amortization	15,074	12,215

Total expenses	96,087	73,120

Income (loss) from operations	23,739	29,644
Equity in earnings (losses) of unconsolidated ventures	8,313	(501)
Other income (loss)	—	20,258
Unrealized gain (loss) on investments and other	13,585	(95,406)
Realized gain (loss) on investments and other	4,082	15,352

Income (loss) from continuing operations	49,719	(30,653)
Income (loss) from discontinued operations	(23)	96

Net income (loss)	49,696	(30,557)
Less: net (income) loss allocated to non-controlling interests	(1,733)	1,963
Preferred stock dividends	(11,341)	(5,323)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$36,622	$(33,917)

Earnings (loss) per share:
Income (loss) per share from continuing operations (basic)	$0.21	$(0.33)
Income (loss) per share from discontinued operations (basic)	—	—

Basic	$0.21	$(0.33)

Diluted	$0.20	$(0.33)

Weighted average number of shares:
Basic	176,675,176	102,247,118

Diluted	188,213,000	107,393,827

Dividends declared per share of common stock	$0.19	$0.15

(1)
The three months ended March 31, 2013 and 2012 include $6.0 million and $2.3 million, respectively, of equity-based compensation expense.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$49,696	$(30,557)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	1,690	2,195
Reclassification of swap (gain) loss into interest expense on debt and securities (See Note 14)	1,762	1,873

Total other comprehensive income (loss)	3,452	4,068
Comprehensive income (loss)	53,148	(26,489)
Less: Comprehensive (income) loss attributable to non-controlling interests	(1,889)	1,768

Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$51,259	$(24,721)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders' Equity
					Additional Paid-in Capital				Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	10,000	$241,372	96,045	$960	$809,826	$(8,626)	$(36,160)	$1,007,372	$32,242	$1,039,614
Net proceeds from offering of common stock	—	—	67,250	673	382,136	—	—	382,809	—	382,809
Net proceeds from offering of preferred stock	11,466	262,646	—	—	—	—	—	262,646	—	262,646
Redemptions of non-controlling interests	—	—	—	—	(2,358)	—	—	(2,358)	2,358	—
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	8,755	8,755
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(7,053)	(7,053)
Dividend reinvestment plan	—	—	35	1	202	—	—	203	—	203
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	12,817	12,817
Equity component of exchangeable notes	—	—	—	—	2,179	—	—	2,179	—	2,179
Other comprehensive income (loss)	—	—	—	—	—	—	13,981	13,981	690	14,671
Conversion of LTIP Units	—	—	277	2	3,146	—	—	3,148	(3,148)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	(79,472)	—	(79,472)	(6,191)	(85,663)
Dividends on preferred stock	—	—	—	—	—	(27,025)	—	(27,025)	—	(27,025)
Net income (loss)	—	—	—	—	—	(261,562)	—	(261,562)	(11,527)	(273,089)

Balance as of December 31, 2012	21,466	$504,018	163,607	$1,636	$1,195,131	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864

Net proceeds from offering of common stock	—	$—	34,500	$345	$280,019	$—	$—	$280,364	$—	$280,364
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	1,423	1,423
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(203)	(203)
Dividend reinvestment plan	—	—	6	—	58	—	—	58	—	58
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	6,018	6,018
Conversion of exchangeable notes	—	—	43	—	(27)	—	—	(27)	—	(27)
Other comprehensive income (loss)	—	—	—	—	—	—	3,296	3,296	156	3,452
Conversion of LTIP Units	—	—	107	1	977	—	—	978	(978)	—
Dividends on common stock and LTIP Units	—	—	—	—	—	(35,667)	—	(35,667)	(1,877)	(37,544)
Dividends on preferred stock	—	—	—	—	—	(11,341)	—	(11,341)	—	(11,341)
Net income (loss)	—	—	—	—	—	47,963	—	47,963	1,733	49,696

Balance as of March 31, 2013 (unaudited)	21,466	$504,018	198,263	$1,982	$1,476,158	$(375,730)	$(18,883)	$1,587,545	$35,215	$1,622,760

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$49,696	$(30,557)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) loss of unconsolidated ventures	(8,313)	501
Depreciation and amortization	15,074	12,306
Amortization of premium/discount on investments	(13,054)	(19,957)
Interest accretion on investments	(321)	(337)
Amortization of deferred financing costs	1,404	860
Amortization of equity-based compensation	6,018	2,329
Unrealized (gain) loss on investments and other	(30,339)	73,862
Realized gain (loss) on investments and other / other income	(4,082)	(15,610)
Reversal of accrued loss contingency and other costs	—	(22,041)
Distributions from unconsolidated ventures	8,471	252
Amortization of capitalized above/below market leases	(398)	(284)
Unbilled rent receivable	(898)	(686)
Provision for loan losses, net	2,336	6,840
Allowance for uncollectable accounts	744	118
Other	73	—
Discount and loan fees received	2,629	888
Changes in assets and liabilities:
Restricted cash	3,979	(3,002)
Receivables	(2,597)	(5,340)
Other assets	2,646	9,982
Receivables, related parties	(396)	2,489
Accounts payable and accrued expenses	10,297	(23,792)
Other liabilities	(295)	(216)

Net cash provided by (used in) operating activities	42,674	(11,395)
Cash flows from investing activities:
Acquisitions of operating real estate, net	(117,184)	(7,650)
Improvements of operating real estate	(2,772)	(399)
Deferred costs and intangible assets	(136)	(267)
Net proceeds from disposition of operating real estate	—	5,068
Acquisitions of real estate securities, available for sale	—	(54,871)
Proceeds from sales of real estate securities, available for sale	20,114	100,562
Repayments on real estate securities, available for sale	67,927	29,840
Originations/acquisitions of real estate debt investments	(11,757)	(47,781)
Repayments on real estate debt investments	20,530	63,120
Proceeds from sales of real estate debt investments	—	5,343
Change in restricted cash	(3,239)	(4,958)
Other assets	(26,570)	3,302
Investment in and advances to unconsolidated ventures	(264,844)	(1,165)
Distributions from unconsolidated ventures	9,987	169

Net cash provided by (used in) investing activities	(307,944)	90,313
Cash flows from financing activities:
Purchase of derivative instruments	(9,560)	—
Settlement of derivative instruments	—	(8,163)
Borrowings from mortgage notes	101,756	4,500
Repayments of mortgage notes	(2,536)	(2,168)
Borrowings under credit facilities	8,060	9,607
Repayments of credit facilities	(13,643)	(4,041)
Proceeds from CDO bond reissuance	—	7,558
Proceeds from CDO bonds	—	10,000
Repayments of CDO bonds	(230,454)	(141,295)
Repurchases of CDO bonds	(6,543)	(7,450)
Repayments of secured term loans	(41)	—
Payment of deferred financing costs	(1,833)	(88)
Change in restricted cash	137,089	5,713
Repurchases and repayment of exchangeable senior notes	(1,000)	—
Net proceeds from preferred stock offering	—	35,198
Net proceeds from common stock offering	280,364	90,312
Proceeds from dividend reinvestment plan	58	43
Dividends (common and preferred)	(47,008)	(20,322)
Contributions from non-controlling interests	1,423	—
Distributions / repayments to non-controlling interests	(2,080)	(8,890)

Net cash provided by (used in) financing activities	214,052	(29,486)
Net increase (decrease) in cash and cash equivalents	(51,218)	49,432
Cash and cash equivalents—beginning of period	444,927	144,508

Cash and cash equivalents—end of period	$393,709	$193,940

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

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying unaudited consolidated interim financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission ("SEC").

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

        A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

impact the VIE's economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE's purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

        The Company evaluates its CRE debt and securities, investments in unconsolidated ventures and its securitization financing transactions, such as its collateralized debt obligations ("CDOs"), and its liabilities to subsidiary trusts issuing preferred securities ("junior subordinated notes"), to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

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

Investments in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method where the investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses. The Company may account for an investment in a non-controlling, unconsolidated ownership interest in an entity at fair value by electing the fair value option under U.S. GAAP. The Company may account for such investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant.

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

Non-controlling Interests

        A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Non-controlling interests are required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) ("OCI") attributable to controlling and non-controlling interests.

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

Fair Value Option

        The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. The Company has generally elected to apply the fair value option of accounting for its CRE securities investments. For those CRE securities for which the fair value option of accounting was elected, any unrealized gains (losses) from any change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.

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

Operating Real Estate

        Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination is expensed and included in transaction costs in the consolidated statements of operations. The Company follows the purchase method of accounting for an acquisition of operating real estate held for investment, where the purchase price is allocated to tangible assets such as land, building, tenant improvements and other identified intangibles. The Company evaluates whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to collateral) ("REO") constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.

        Operating real estate, including REO, which has met the criteria to be classified as held for sale, is separately presented on the consolidated balance sheets. Such operating real estate is reported at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of operations.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Real Estate Securities

        Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which is then applied prospectively or retrospectively to recognize interest income.

Operating Real Estate

        Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on the consolidated balance sheets. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by the Company on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.

Commission Income

        Commission income represents income earned from selling equity in sponsored companies through the Company's broker-dealer subsidiary and currently includes NorthStar Real Estate Income Trust, Inc. ("NorthStar Income"). Commission income is accrued on a trade date basis.

Advisory and Other Fees

        Advisory and other fees include fees earned from the management of sponsored companies and are recognized in the period during which the related services are performed and the amounts have been contractually earned.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

        Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment ("OTTI") as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

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

Operating Real Estate

        The Company's real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        Allowances for doubtful accounts for tenant/operator receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants/operators to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator credit losses on unbilled rent receivable based upon an evaluation of the collectability of such amounts.

Investments in and Advances to Unconsolidated Ventures

        The Company reviews its equity investments in unconsolidated ventures on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying value of the investment over the estimated fair value and is reported in provision for loss on equity investment in the consolidated statements of operations.

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

Other

        Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of the Company's significant accounting policies.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued an accounting update that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's non-recourse borrowing, the reporting entity must apply sales accounting to the real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the borrowing. The requirements of the accounting update were effective for the Company in the first quarter 2013 and are applied on a prospective basis. The Company adopted the provisions of the update and it did not have a material impact on the consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        In February 2013, the FASB issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to the consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. The Company adopted the provisions of the update and it did not have a material impact on the consolidated financial statements.

3. Variable Interest Entities

        As of March 31, 2013, the Company has identified the following consolidated and unconsolidated VIEs.

Consolidated VIEs (the Company is the primary beneficiary)

        The Company has sponsored nine CDOs, which are referred to as the N-Star CDOs. In addition, the Company has acquired equity interests of two CDOs, the CSE RE 2006-A CDO ("CSE CDO") and the CapLease 2005-1 CDO ("CapLease CDO"). The Company collectively refers to subordinate CDO bonds, preferred shares and equity notes as equity interests in a CDO. In the case of the CSE CDO, the Company was delegated the collateral management and special servicing rights, and for the CapLease CDO, the Company acquired the collateral management rights.

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

        The Company is not contractually required to provide financial support to any of its consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support for the three months ended March 31, 2013 and 2012.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Variable Interest Entities (Continued)

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

        Based on management's analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company's financial statements as of March 31, 2013. These unconsolidated VIEs are summarized as follows:

Real Estate Debt Investments

        The Company identified ten CRE debt investments with an aggregate carrying value of $210.8 million as of March 31, 2013 as variable interests in VIEs. The Company determined that it is not the primary beneficiary of these VIEs, and as such, the VIEs should not be consolidated in the Company's financial statements. For all other CRE debt investments, the Company has determined that these investments are not VIEs and, as such, the Company has continued to account for all CRE debt investments as loans.

Real Estate Securities

        The Company identified ten CRE securities with an aggregate fair value of $31.7 million as of March 31, 2013 as variable interests in VIEs. In connection with certain existing CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization the Company did not sponsor. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.

        In March 2011, in connection with an existing investment in certain CMBS, the Company became the controlling class of a securitization the Company did not sponsor. The Company determined it was the primary beneficiary due to having ownership in more than 50% of the controlling class and the right to appoint the special servicer, which gave the Company the power to direct the activities that impact the economic performance of the VIE. However, the Company sold a significant portion of this investment, and as such, the Company determined it was no longer the primary beneficiary. In September 2011, the Company was appointed special servicer for a loan in this securitization. The Company does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary.

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

        In February 2013, one of the Company's sponsored companies, NorthStar Income, acquired a "B-piece" in a new $1.2 billion securitization. An affiliate of the Company was appointed as special servicer for the securitization. The Company determined such securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary.

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

        The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of March 31, 2013 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$210,823	$—	$210,823	$210,823
Real estate securities, available for sale	—	—	31,695	31,695	31,695

Total assets	—	210,823	31,695	242,518	242,518
Junior subordinated notes, at fair value	206,794	—	—	206,794	NA

Total liabilities	206,794	—	—	206,794	NA

Net	$(206,794)	$210,823	$31,695	$35,724	NA

(1)
The Company's maximum exposure to loss as of March 31, 2013 would not exceed the carrying value of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the three months ended March 31, 2013 and 2012. As of March 31, 2013, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

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

Real Estate Securities

        CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.

Investments in and Advances to Unconsolidated Ventures

        The Company accounts for its investment in newly formed joint ventures that own limited partnership interests in private equity funds ("PE Fund JV") at fair value which is determined based on a valuation model using assumptions such as discount rate and timing of expected future cash flows. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy. Refer to Note 8 for further disclosure regarding the PE Fund JV.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

        The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy (dollars in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$888,407	$127,292	$1,015,699
Third-party CDO notes	—	696	46,757	47,453
Unsecured REIT debt	—	42,074	142	42,216
Trust preferred securities	—	—	10,234	10,234
Agency debentures	—	33,631	1,984	35,615

Subtotal real estate securities, available for sale	—	964,808	186,409	1,151,217
Derivative assets	—	12,420	—	12,420

Total assets	$—	$977,228	$186,409	$1,163,637

Liabilities:
CDO bonds payable(1)	$—	$—	$1,839,328	$1,839,328
Junior subordinated notes	—	—	206,794	206,794
Derivative liabilities	—	155,080	—	155,080

Total liabilities	$—	$155,080	$2,046,122	$2,201,202

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

        The following table presents additional information about financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	March 31, 2013			December 31, 2012
	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(1)	$338,213	$1,999,470	$197,173	$422,607	$2,145,239	$157,168
Transfers into Level 3(2)	4,746	—	—	84,871	—	—
Transfers out of Level 3(2)	(192,979)	—	—	(91,161)	—	—
Purchases / borrowings / amortization	4,309	—	—	59,559	99,775
Sales	—	—	—	(95,433)	—	—
Paydowns	(10,175)	(228,291)	—	(80,911)	(675,038)	—
Repurchases	—	(6,543)	—	—	(103,118)	—
Losses:
Realized losses included in earnings	(411)	2,408	—	(4,416)	22,507	—
Unrealized losses included in earnings	(16,194)	72,284	9,621	(47,795)	510,105	40,005
Included in other comprehensive income (loss)	—	—	—	(569)	—	—
Gains:
Realized gains included in earnings	—	—	—	25,431	—	—
Unrealized gains included in earnings	56,985	—	—	59,048	—	—
Included in other comprehensive income (loss)	1,915	—	—	6,982	—	—

Ending balance	$186,409	$1,839,328	$206,794	$338,213	$1,999,470	$197,173

Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$3,375	$(27,644)	$(9,621)	$14,481	$(320,134)	$(40,005)

(1)
Reflects the balance as of January 1, 2013 and 2012 for the periods ended March 31, 2013 and December 31, 2012, respectively.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become less observable during the period. Transfers are assumed to occur at the beginning of the year.

        There were no transfers, other than those identified in the table above, during the periods ended March 31, 2013 and December 31, 2012.

        Refer to Note 8 for disclosure regarding recurring fair value measurement related to the PE Fund JV.

        The Company relies on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used. The Company believes such pricing service or broker quotation may be based on a market transaction of a comparable security, market inputs including forecasted market rates, contractual terms of the securities, observable discount rates for similar securities and credit (such as credit support and delinquency rates). Significant

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

increases (decreases) in any one of the inputs in isolation may result in a significantly different fair value for the financial assets and liabilities utilizing such Level 3 inputs.

        The Company's non-recurring financial measurements include the measurement of provision for loan losses on CRE debt, provision for loss on certain investments in and advances to unconsolidated ventures and impairment on operating real estate, which are classified as Level 3 of the fair value hierarchy. The provision for loan losses are generally based on a discounted cash flow model of a loan's underlying collateral. The key unobservable inputs used to determine a provision for loan loss on one loan for the three months ended March 31, 2013 included a 7.0% discount rate and a 5.0% capitalization rate.

        Refer to Note 7 for additional disclosure of provision for loan losses on the Company's CRE debt investments.

Fair Value Option

        The Company has historically elected to apply the fair value option of accounting to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities; CDO bonds payable; and junior subordinated notes. Given the market volatility in the past few years, the Company has observed that the impact of electing the fair value option would generally result in additional variability to the Company's consolidated statements of operations which management believes is not a useful presentation. Therefore, the Company more recently has not elected the fair value option for new investments in CRE securities and securitization financing transactions. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of the PE Fund JV, the Company elected the fair value option because it believes it is a more useful presentation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

        The following table presents the fair value of financial instruments for which the fair value option was elected as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Assets:
Real estate securities, available for sale:(1)
CMBS	$966,313	$918,356
Third-party CDO notes	27,662	25,868
Unsecured REIT debt	42,216	56,381
Trust preferred securities	10,234	9,571
Agency debentures	35,615	26,462

Total assets	$1,082,040	$1,036,638

Liabilities:
CDO bonds payable(2)	$1,839,328	$1,999,470
Junior subordinated notes	206,794	197,173

Total liabilities	$2,046,122	$2,196,643

(1)
March 31, 2013 excludes 17 CRE securities with an aggregate carrying value of $69.2 million for which the fair value option was not elected. December 31, 2012 excludes 21 CRE securities with an aggregate carrying value of $88.0 million for which the fair value option was not elected.

(2)
March 31, 2013 and December 31, 2012 excludes CapLease CDO bonds payable with a carrying value of $111.5 million and $113.0 million for which the fair value option was not elected, respectively.

        The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of March 31, 2013 (dollars in thousands):

	Fair Value as of March 31, 2013	Amount Due Upon Maturity	Difference
CDO bonds payable(1)	$1,839,328	$2,998,634	$(1,159,306)
Junior subordinated notes	206,794	280,117	(73,323)

Total liabilities	$2,046,122	$3,278,751	$(1,232,629)

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

Change in Fair Value Recorded in the Statements of Operations

        For the three months ended March 31, 2013 and 2012, the Company recognized the following unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Assets:
Real estate securities, available for sale	$96,483	$54,578
Liabilities:
CDO bonds payable	(72,284)	(123,137)
Junior subordinated notes	(9,621)	(19,760)

Subtotal(1)	14,578	(88,319)
Derivatives	15,761	14,457

Total	$30,339	$(73,862)

(1)
Represents financial assets and liabilities for which the fair value option was elected.

        The remaining amount of unrealized gains (losses) on investments and other in the consolidated statements of operations relates to net cash payments on interest rate swaps. Refer to Note 14 for a discussion of derivative instruments.

        As the value of the Company's outstanding CDO bonds payable increase towards par through a change in fair value, it generates an unrealized loss which is recorded in the consolidated statements of operations. For the three months ended March 31, 2013, unrealized losses for CDO bonds payable attributable to paydowns at par and repurchases were $44.6 million. The remaining amount relates to the change in fair value.

Fair Value of Financial Instruments

        In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Fair Value (Continued)

        The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate securities, available for sale(2)	$2,426,820	$1,151,217	$1,151,217	$2,539,075	$1,124,668	$1,124,668
Real estate debt investments, net	2,323,596	1,792,653	1,736,061	2,371,464	1,832,231	1,763,851
Derivative assets(2)(3)	815,500	12,420	12,420	815,500	6,229	6,229
Financial liabilities:(1)
CDO bonds payable(2)	$3,128,397	$1,950,787	$1,946,512	$3,371,753	$2,112,441	$2,108,817
Mortgage notes payable	1,114,890	1,114,890	1,132,820	1,015,670	1,015,670	1,034,428
Securitization bonds payable	98,131	98,053	98,319	98,131	98,005	98,298
Credit facilities	55,505	55,505	55,505	61,088	61,088	61,088
Secured term loan	14,623	14,623	15,155	14,664	14,664	15,276
Exchangeable senior notes	302,165	290,831	450,885	303,165	291,031	357,627
Junior subordinated notes(2)	280,117	206,794	206,794	280,117	197,173	197,173
Derivative liabilities(2)(3)	1,315,234	155,080	155,080	1,392,269	170,840	170,840

(1)
The fair value of other financial instruments not included in this table is estimated to approximate their carrying amounts.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

(3)
Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $58.5 million and $68.9 million as of March 31, 2013 and December 31, 2012, respectively.

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

Securitization Bonds Payable

        Securitization bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.

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

        The following table presents the exchangeable senior notes as of March 31, 2013 (dollars in thousands):

	Principal Amount	Carrying Value	Fair Value
11.50% Notes	$35,710	$35,669	$36,956
7.25% Notes	12,955	12,955	12,963
7.50% Notes	172,500	163,251	271,325
8.875% Notes	81,000	78,956	129,641

Total	$302,165	$290,831	$450,885

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Operating Real Estate

Multifamily Property

        In March 2013, the Company, through a joint venture with a private investor, acquired a 972-unit multifamily property in Memphis, Tennessee ("Multifamily Property") for $49.2 million. The Multifamily Property was financed with a non-recourse mortgage of $39.6 million at a fixed interest rate of 3.996% and maturing in 2023. The remainder was paid in cash. The Company contributed $12.9 million for a 90% interest in the Multifamily Property. The Company consolidates the Multifamily Property based on its majority voting interest in the entity. As of March 31, 2013, the carrying value of the investment was $54.2 million, comprised of $41.8 million of buildings, $7.3 million of land and $5.1 million of intangible and other assets. The Company recorded transaction costs of $0.8 million in the first quarter 2013 in connection with this transaction.

REO Held for Investment

        In January 2013, in connection with a debt investment, the Company took title to a shopping center located in Sheboygan, Wisconsin. The Company's loan had a $6.9 million carrying value at such time, which approximated fair value.

        In February 2013, in connection with a debt investment, the Company took title to a multifamily property located in Ventura, California. The Company's loan had a $25.2 million carrying value at such time including a $4.0 million recovery of a prior loan loss reserve (see Note 7 for further discussion). Contemporaneous with taking title to collateral, the Company refinanced the existing third-party senior mortgage note of $72.0 million primarily with proceeds from a new third-party senior mortgage note of $62.2 million (see Note 9 for further discussion) and a note from an affiliate of $7.0 million that eliminates in consolidation.

        The Company estimated the fair value of the assets and liabilities for all real estate acquired (including taking title to collateral) at the date of acquisition.

        The following table summarizes the preliminary allocation of purchase price of the real estate assets acquired or for which the Company took title to collateral and related liabilities (including

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Operating Real Estate (Continued)

financings entered into contemporaneous with the acquisition) for acquisitions in 2012 and 2013 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

	2012 REO(1)	2012 Acquisition(2)	2013 REO(3)	2013 Acquisition(4)
Assets:
Land	$11,513	$51,855	$11,021	$7,300
Land improvements	—	219,004	—	—
Buildings	46,749	12,448	86,533	41,815
Acquired in-place leases	—	7,536	—	—
Other assets	1,081	38,040	3,775	5,057

Total assets acquired	$59,343	$328,883	$101,329	$54,172

Liabilities:
Mortgage notes payable	$—	$236,900	$62,156	$39,600
Other liabilities	734	2,012	168	290

Total liabilities	734	238,912	62,324	39,890
Total equity	58,609	89,971	39,005	14,282

Total liabilities and equity	$59,343	$328,883	$101,329	$54,172

(1)
Includes four properties and represents the carrying value of the loans at the time of taking title to the collateral.

(2)
Represents the acquisition of the manufactured housing communities portfolio in December 2012. Total equity represents cash consideration funded by the Company of $81.2 million and the non-controlling interest partner of $8.8 million.

(3)
Includes two properties and represents the carrying value of the loans at the time of taking title to the collateral. One of the properties includes a note from an affiliate of $7.0 million that eliminates in consolidation.

(4)
Represents the acquisition of the Multifamily Property. Total equity represents cash consideration funded by the Company of $12.9 million and the non-controlling interest partner of $1.4 million.

Operating Real Estate Sales

        For the three months ended March 31, 2013, the Company sold ten timeshare units for total sales proceeds of $7.3 million, including seller financing of $0.5 million, resulting in a net realized gain of $3.9 million.

Discontinued Operations

        Discontinued operations relates to a healthcare property held for sale as of March 31, 2013 and a multifamily property sold in 2012. The following table presents income (loss) from discontinued

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Operating Real Estate (Continued)

operations related to such properties for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
Rental and escalation income	$—	$771

Total revenue	—	771

Expenses:
Real estate properties—operating expenses	$23	$434
General and administrative expenses	—	150
Depreciation and amortization	—	91

Total expenses	23	675

Income (loss) from discontinued operations	$(23)	$96

6. Real Estate Securities, Available for Sale

        As of March 31, 2013, the Company held the following CRE securities (dollars in thousands):

	Number(1)	Principal Amount	Amortized Cost	Cumulative Unrealized Gain (Loss) on Investments(2)	Fair Value(3)	Allocation by Investment Type(4)	Weighted Average Coupon	Weighted Average Yield(5)
Asset Type:
CMBS	464	$2,090,644	$1,488,153	$(472,454)	$1,015,699	86.1%	3.57%	9.65%
Third-party CDO notes	33	190,779	155,509	(108,055)	47,454	7.9%	0.60%	9.16%
Unsecured REIT debt	8	43,500	39,840	2,376	42,216	1.8%	5.44%	2.68%
Trust preferred securities	3	14,725	10,997	(763)	10,234	0.6%	2.26%	5.77%
Agency debentures	8	87,172	28,061	7,553	35,614	3.6%	NA	3.69%

Total	516	$2,426,820	$1,722,560	$(571,343)	$1,151,217	100.0%	3.23%	9.32%

(1)
Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(2)
Includes 17 CRE securities for which the fair value option was not elected.

(3)
Predominately all CRE securities investments serve as collateral for financing transactions including carrying value of $1,061.5 million for CDO financing transactions and $20.2 million for the CMBS Facility (refer to Note 9). The remainder is unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of March 31, 2013.

        The CMBS portfolio as of March 31, 2013 is comprised of 464 investments that are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, the portfolio is typically well-diversified by collateral type and geography. As of March 31, 2013, contractual maturities of the CRE securities investments ranged from one month to 39 years, with a weighted average expected maturity of 3.4 years.

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

(3)
Predominately all CRE securities investments serve as collateral for financing transactions including carrying value of $1,016.0 million for CDO financing transactions and $35.5 million for the CMBS Facility (refer to Note 9). The remainder is unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2012.

        For the three months ended March 31, 2013, proceeds from the sale of CRE securities was $20.1 million, resulting in a net realized gain of $4.4 million. For the three months ended March 31, 2012, proceeds from the sale of CRE securities was $100.6 million, resulting in a net realized gain of $5.9 million.

        CRE securities investments includes 17 securities for which the fair value option was not elected. As of March 31, 2013, the aggregate carrying value of these securities was $69.2 million, representing $1.4 million of accumulated net unrealized gains included in OCI. The Company held three securities with an aggregate carrying value of $20.3 million with an unrealized loss of $0.4 million as of March 31, 2013 and all but one of these securities were in an unrealized loss position for a period of less than 12 months. Based on management's quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments

        As of March 31, 2013, the Company held the following CRE debt investments (dollars in thousands):

					Weighted Average
									Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)
Asset Type:
First mortgage loans	72	$1,562,006	$1,198,627	67.2%	4.08%	3.28%	1.25%	5.79%	95.1%
Mezzanine loans	17	413,720	303,442	17.8%	4.36%	1.77%	—	2.80%	57.8%
Subordinate mortgage interests	7	120,536	95,677	5.2%	6.40%	4.06%	—	5.95%	75.6%
Credit tenant loans and other notes	47	126,245	120,033	5.4%	6.59%	—	—	7.38%	—
Term loans	4	101,089	74,874	4.4%	11.05%	3.50%	—	12.75%	4.9%

Total/Weighted average	147	$2,323,596	$1,792,653	100.0%	6.28%	3.12%	1.25%	5.58%	78.4%

(1)
Certain of the CRE debt investments serve as collateral for financing transactions including carrying value of $1,428.5 million for CDO financing transactions, $146.4 million for the Securitization Financing Transaction and $64.2 million for the credit facilities (refer to Note 9). The remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $26.8 million. The Company expects that $24.8 million of these commitments will be funded from CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $2.0 million.

(2)
Includes four loans with an aggregate carrying value of $120.6 million on non-accrual status, which were comprised of a first mortgage, subordinate mortgage interest and two mezzanine loans. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Non-accrual excludes $106.2 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$322.9 million principal amount of the CRE debt investments have a weighted average LIBOR floor of 2.54%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of March 31, 2013, and for debt with a LIBOR floor, using such floor.

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
Asset Type:
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

(1)
Certain of the CRE debt investments serve as collateral for financing transactions including carrying value of $1,478.5 million for CDO financing transactions, $145.6 million for the Securitization Financing Transaction and $51.2 million for the credit facilities. The remainder is unleveraged.

(2)
Includes six loans with an aggregate carrying value of $148.7 million on non-accrual status, which were primarily comprised of mezzanine loans. One of these loans was classified as non-performing. Non-accrual excludes $106.4 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$315.8 million principal amount of the CRE debt investments have a weighted average LIBOR floor of 2.59%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2012, and for debt with a LIBOR floor, using such floor.

        Year to date through May 3, 2013, the Company originated four loans with a principal amount of $203.5 million, which includes a loan that is eliminated in consolidation. The weighted average expected return on invested equity of these debt investments is approximately 13%, which excludes the potential upside through the Company's proportionate interest in the Milford Plaza and retail component at the hotel (see Note 18 for further disclosure). There is no assurance the Company will realize these expected returns on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

        Maturities of CRE debt investments based on principal amount as of March 31, 2013 are presented as follows (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)(2)
April 1 - December 31, 2013	$214,808	$209,808
Years Ending December 31:
2014	837,056	326,006
2015	579,605	469,687
2016	260,126	436,354
2017	140,812	540,902
Thereafter	291,189	340,839

Total	$2,323,596	$2,323,596

(1)
Assumes that all debt with extension options will qualify for extension at initial maturity according to the conditions stipulated in the related debt agreements.

(2)
Includes modifications executed subsequent to March 31, 2013.

        The weighted average maturity including extensions of the CRE debt investments is 3.8 years.

        Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay with or without prepayment penalties and the Company may also extend contractual maturities in connection with loan modifications. The contractual amounts differ from the carrying values due to unamortized origination fees and costs, unamortized premiums and discounts and loan loss reserves being reported as part of the carrying value of the investment. As of March 31, 2013, the Company had $373.8 million of unamortized discounts ($308.2 million related to the CSE CDO) and $3.7 million of unamortized origination fees and costs.

        In July 2010, in connection with the acquisition of the equity interests in the CSE CDO, the Company consolidated certain CRE debt investments with deteriorated credit quality. As of March 31, 2013, such debt had an aggregate principal amount of $270.4 million and an aggregate carrying value of $44.7 million, of which $48.6 million of the remaining discount will be accreted. The change in the carrying value for the three months ended March 31, 2013 was due to payoffs.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The following table presents the status of the CRE debt portfolio (dollars in thousands):

	Carrying Value as of March 31, 2013					Carrying Value as of December 31, 2012
	Number	All Other Loans	Number	Non- Performing Loans	Total	Number	All Other Loans	Number	Non- Performing Loans	Total
Class of Debt:
First mortgage loans	72	$1,204,817	—	$—	$1,204,817	73	$1,204,626	1	$12,500	$1,217,126
Mezzanine loans	17	413,814	—	—	413,814	18	441,100	—	—	441,100
Subordinate mortgage interests	7	117,777	—	—	117,777	7	118,457	—	—	118,457
Credit tenant loans and other notes	47	120,033	—	—	120,033	49	122,535	—	—	122,535
Term loans	4	89,624	—	—	89,624	4	89,712	—	—	89,712

Total real estate debt investments	147	1,946,065	—	—	1,946,065	151	1,976,430	1	12,500	1,988,930
Loan loss reserves	11	(153,412)	—	—	(153,412)	12	(151,076)	1	(5,623)	(156,699)

Total real estate debt investments, net		$1,792,653		$—	$1,792,653		$1,825,354		$6,877	$1,832,231

        The Company did not have any non-performing loans as of March 31, 2013. The Company's maximum exposure to loss related to the non-performing loans as of December 31, 2012 was $6.9 million.

Provision for Loan Losses

        Activity in loan loss reserves on CRE debt investments for the three months ended March 31, 2013 and 2012 is presented as follows (dollars in thousands):

	Three Months Ended March 31,
	2013		2012
Beginning balance	$156,699		$187,784
Provision for loan losses, net	2,336	(1)	6,840
Transfers to REO	(5,623)		—
Write-offs	—		(28,460)

Ending balance	$153,412		$166,164

(1)
Includes a $4.0 million reversal of a previously recorded provision for loan loss.

Credit Quality Monitoring

        CRE debt investments are typically secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based upon: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

        The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as a "loan with no loan loss reserve." The Company categorizes a debt investment as a non-performing loan ("NPL") if it is in maturity default and/or past due at least 90 days on its contractual debt service payments. The Company considers the remaining debt investments to be of weaker credit quality and categorizes such loans as "other loans with a loan loss reserve/non-accrual status." These loans are not considered an NPL because such loans are performing in accordance with contractual terms but the loans have a loan loss reserve and/or are on non-accrual status. Even if a borrower is currently paying contractual debt service or debt service is not due in accordance with its contractual terms, the Company may still determine that the borrower may not be able to perform under its contractual terms in the future and make full payment upon maturity. The Company's definition of an NPL may differ from that of other companies that track NPLs.

        The following table presents the carrying value of the CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

Credit Quality Indicator:	March 31, 2013	December 31, 2012
Loans with no loan loss reserve:
First mortgage loans	$1,150,905	$1,150,636
Mezzanine loans	183,999	186,122
Subordinate mortgage interests	95,677	96,357
Credit tenant loans and other notes	120,033	122,535
Term loans	53,116	53,204

Subtotal	1,603,730	1,608,854
Other loans with a loan loss reserve/non-accrual status:(1)
First mortgage loans	47,723	47,800
Mezzanine loans	119,442	146,942
Term loans	21,758	21,758

Subtotal	188,923	216,500
Non-performing loans:
First mortgage loans	—	6,877

Subtotal	—	6,877

Total	$1,792,653	$1,832,231

(1)
Includes five loans with a 100% loan loss reserve representing an aggregate principal amount of $55.0 million and four loans with a 100% loan loss reserve representing an aggregate principal amount of $36.0 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, these loans are not considered NPLs as debt service is currently being received or debt service is not contractually due until maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

Impaired Loans

        The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. As of March 31, 2013 and December 31, 2012, impaired loans are comprised of the following (dollars in thousands):

	March 31, 2013(2)				December 31, 2012(3)
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	5	$100,155	$78,889	$6,190	6	$112,774	$85,887	$11,813
Mezzanine loans	8	240,070	129,687	110,372	9	265,225	157,178	108,036
Subordinate mortgage interests	2	22,100	—	22,100	2	22,100	—	22,100
Term loans	1	45,550	21,758	14,750	1	45,550	21,758	14,750

Total	16	$407,875	$230,334	$153,412	18	$445,649	$264,823	$156,699

(1)
Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium/discount and loan loss reserves included in the carrying value of the investment.

(2)
Includes five loans, primarily first mortgage loans, considered TDRs with an aggregate carrying value of $41.4 million, all of which do not have loan loss reserves. Excludes two first mortgage loans acquired with deteriorated credit quality with a carrying value of $14.9 million that are on non-accrual status and do not have a loan loss reserve.

(3)
Includes five loans, primarily first mortgage loans, considered TDRs with an aggregate carrying value of $41.4 million, all of which do not have loan loss reserves. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $13.8 million that is on non-accrual status and first mortgage loan does not have a loan loss reserve.

        The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	March 31, 2013			March 31, 2012
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	5	$91,390	$267	9	$90,046	$330
Mezzanine loans	8	252,637	140	10	177,758	2,375
Subordinate mortgage interests	2	22,100	1	4	14,662	351
Term loans	1	36,508	894	2	27,154	1,026

Total/weighted average	16	$402,635	$1,302	25	$309,620	$4,082

        As of March 31, 2013, the Company did not have any loans past due greater than 90 days. As of December 31, 2012, the Company had one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days. These amounts exclude non-accrual loans discussed in the tables above.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Debt Investments (Continued)

Troubled Debt Restructurings

        The following table presents CRE debt investments that were modified and considered a TDR for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	March 31, 2013					March 31, 2012
	Number	Carrying Value	Original WA Interest Rate	Modified WA Interest Rate		Number		Carrying Value	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	—	$—	—	—		2	(2)	$25,245	3.33%	3.24%
Mezzanine loans	1	50,905	10.85%	10.85%	(1)	—		—	—	—
Subordinate mortgage interests	—	—	—	—		1	(3)	—	3.35%	0.03%

Total/weighted average	1	$50,905	10.85%	10.85%		3		$25,245	3.33%	3.24%

(1)
Interest is deferred until June 2013.

(2)
Excludes one first mortgage loan with a carrying value of $6.0 million considered a TDR in the first quarter 2012 which the Company subsequently took title to the collateral.

(3)
The carrying value of this loan was zero as of March 31, 2012.

        For the three months ended March 31, 2013, the Company had one CRE debt investment where the Company took title to the collateral and was considered a TDR. The carrying value of the loan at the time of taking title was $6.9 million. This REO is not included in the table above.

        All loans modified in a TDR generally provided interest rate concessions and/or deferral of principal repayments. Any loan modification is intended to maximize the collection of the principal and interest related to such loan.

8. Investments in and Advances to Unconsolidated Ventures

        The following is a description of investments in and advances to unconsolidated ventures. All of the below are accounted for under the equity method except for the investment in PE Fund JV for which the fair value option was elected.

PE Fund JV

        In February 2013, the Company completed the initial closing ("Initial Closing") in the PE Fund JV which owns interests in private equity funds managed by top institutional-quality sponsors. Pursuant to the terms of the agreement, at the Initial Closing, the full purchase price was funded, exclusive of future capital commitments. Accordingly, the Company funded $282.1 million (including the deposit made in December 2012) and NorthStar Income (together with the Company, the "NorthStar Entities") funded $118.0 million. The Company with NorthStar Income, have an ownership interest in the PE Fund JV of 51%, of which the Company owns 70.5% (or 36% of the total PE Fund JV) and NorthStar Income owns 29.5% (or 15% of the total PE Fund JV). Currently, the prior owner of the fund interests (the "Class B Partner") has contributed its interests in 45 funds subject to the transaction in exchange for all of the Class B partnership interests in the PE Fund JV with an aggregate reported net asset value ("NAV") of $644.1 million as of June 30, 2012. The total NAV of all funds expected to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Investments in and Advances to Unconsolidated Ventures (Continued)

be contributed in the transaction had an aggregate reported NAV of $788.9 million as of June 30, 2012. Substantially all of the remaining fund interests are expected to be acquired by the PE Fund JV in the second quarter 2013. The closing of the remaining funds is subject to customary closing conditions, including third-party consents.

        The NorthStar Entities and the Class B Partner "true up:" (i) any distributions received by the Class B Partner; and (ii) any contributions made by the Class B Partner, from the contributed funds since June 30, 2012, with the NorthStar Entities receiving any such distributions, and the NorthStar Entities reimbursing the Class B Partner for any such contributions, in each case in accordance with the terms of the agreement governing the PE Fund JV. Either one of the Company's subsidiaries or an affiliate of the Class B Partner will be the general partner of the partnerships that will hold the funds.

        The Company elected the fair value option for its investment in the PE Fund JV. As a result, the Company records equity in earnings based on the change in fair value for its share of the projected future cash flows from one period to another. Since the Company is contractually entitled to its proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date of the fund interests are transferred to the PE Fund JV, at the Initial Closing the Company recorded its proportional share of all distributions received since June 30, 2012 in the first quarter 2013.

        As of March 31, 2013, the carrying value of the Company's investment in the PE Fund JV was $268.3 million. For the three months ended March 31, 2013, the Company recognized $7.7 million of equity in earnings. For the three months ended March 31, 2013, the Company is entitled to receive $41.3 million of distributions and made $19.9 million of contributions related to the PE Fund JV. As of March 31, 2013, the Company's estimated future capital commitments to the fund interests in the PE Fund JV is approximately $33.0 million.

Meadowlands

        The Company owns a $109.7 million interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is secured by a retail/entertainment complex located in East Rutherford, New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. As of March 31, 2013 and December 31, 2012, the carrying value of the Company's 22% investment in the NJ Property was $64.5 million and $64.8 million, respectively. For the three months ended March 31, 2013 and 2012, the Company recognized equity in losses of $0.3 million and $0.4 million, respectively.

LandCap Partners

        In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall") to form LandCap Partners and LandCap LoanCo. (collectively referred to as "LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of March 31, 2013 and December 31, 2012, the Company's

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Investments in and Advances to Unconsolidated Ventures (Continued)

49% interest in LandCap was $13.4 million and $13.5 million, respectively. As of March 31, 2013 and December 31, 2012, LandCap had investments totaling $30.5 million and $30.9 million, respectively. For the three months ended March 31, 2013 and 2012, the Company recognized equity in losses of $0.1 million for both periods.

CS Federal Drive, LLC

        In February 2006, the Company, through a joint venture with an institutional investor, CS Federal Drive, LLC ("CS/Federal"), acquired a portfolio of three adjacent class A office/flex buildings located in Colorado Springs, Colorado for $54.3 million. The joint venture financed the transaction with two non-recourse, mortgage notes totaling $38.0 million and the remainder in cash. The borrowings mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. The Company contributed $8.4 million for a 50% interest in the joint venture and incurred $0.3 million in costs related to its acquisition, which are capitalized to the investment. As of March 31, 2013 and December 31, 2012, the Company had an investment in CS/Federal of $5.4 million for both periods, respectively. For the three months ended March 31, 2013 and 2012, the Company recognized equity in earnings of $0.1 million and $0.2 million, respectively.

NorthStar Real Estate Income Trust, Inc.

        The Company sponsors NorthStar Income, a CRE debt-oriented REIT. As of March 31, 2013 and December 31, 2012, the Company had an investment of $6.1 million for both periods, representing an interest of 0.8% and 1.1%, respectively. For the three months ended March 31, 2013 and 2012, the Company recognized an immaterial amount of equity in earnings for both periods.

Other

        In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. The Company owns an additional interest in the same loan through the CSE CDO with a carrying value of $12.9 million as of March 31, 2013. As of March 31, 2013 and December 31, 2012, the Company had an investment of $5.7 million for both periods. For the three months ended March 31, 2013, the Company recognized $0.4 million of equity in earnings.

        In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in Brooklyn, New York. As of March 31, 2013 and December 31, 2012, the Company had an investment of $11.6 million and $11.4 million, respectively. For the three months ended March 31, 2013, the Company recognized $0.6 million of equity in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings

        The following table presents a summary of borrowings as of March 31, 2013 and December 31, 2012 (dollars in thousands):

				March 31, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 3.12%(3)	$97,072	$92,063	$106,648	$100,429
N-Star II	Non-recourse	Jun-39	LIBOR + 2.06%(3)	76,237	64,517	82,694	69,089
N-Star III	Non-recourse	Jun-40	LIBOR + 0.95%(3)	132,654	54,443	148,232	60,806
N-Star IV	Non-recourse	Jul-40	LIBOR + 0.62%(3)	171,006	142,589	181,353	149,112
N-Star V	Non-recourse	Sep-45	LIBOR + 0.79%(3)	221,951	89,795	263,738	107,823
N-Star VI	Non-recourse	Jun-41	LIBOR + 0.49%(3)	282,124	221,373	284,623	221,306
N-Star VII	Non-recourse	Jun-51	LIBOR + 0.40%(3)	227,917	90,731	240,586	93,689
N-Star VIII	Non-recourse	Feb-41	LIBOR + 0.39%(3)	544,806	409,642	562,367	413,281
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%(3)	669,505	241,943	674,723	244,248
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.41%(3)	575,362	432,232	694,863	539,687
CapLease CDO	Non-recourse	Jan-40	4.94%(4)	129,763	111,459	131,926	112,971

Subtotal CDO bonds payable—VIE				3,128,397	1,950,787	3,371,753	2,112,441

Mortgage notes payable:(5)
Net lease
South Portland, ME	Non-recourse	Jun-14	7.34%	3,994	3,994	4,051	4,051
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	3,098	3,098	3,123	3,123
Reading, PA	Non-recourse	Jan-15	5.58%	12,998	12,998	13,073	13,073
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	44,349	44,349	44,575	44,575
Keene, NH	Non-recourse	Feb-16	5.85%	6,330	6,330	6,353	6,353
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,303	16,303	16,374	16,374
Aurora, CO	Non-recourse	Jul-16	6.22%	31,589	31,589	31,713	31,713
DSG Portfolio	Non-recourse	Oct-16	6.17%	32,151	32,151	32,296	32,296
Indianapolis, IN	Non-recourse	Feb-17	6.06%	26,913	26,913	27,022	27,022
Milpitas, CA	Non-recourse	Mar-17	5.95%	20,475	20,475	20,616	20,616
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC(6)	Non-recourse	Apr-17	6.21%	1,733	1,733	1,827	1,827
Salt Lake City, UT	Non-recourse	Sep-17	5.16%	14,050	14,050	14,133	14,133
Columbus, OH	Non-recourse	Dec-17	6.48%	22,554	22,554	22,643	22,643

Subtotal net lease				269,237	269,237	270,499	270,499

Healthcare
Hillsboro, OR	Non-recourse	Jan-14	5.94%	31,524	31,524	31,650	31,650
Wakefield Portfolio	Non-recourse	Mar-15	LIBOR + 5.95%(7)	56,473	56,473	56,717	56,717
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,679	20,679	20,747	20,747
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%(8)	4,439	4,439	4,453	4,453
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	154,672	154,672	155,332	155,332
Tuscola/Harrisburg	Non-recourse	Jan-17	7.09%	7,637	7,637	7,667	7,667
East Arlington, TX	Non-recourse	May-17	5.89%	3,246	3,246	3,259	3,259

Subtotal Healthcare				278,670	278,670	279,825	279,825

Manufactured housing communities
MH Senior Loan 1	Non-recourse	Jan-23	4.387%	120,763	120,763	120,763	120,763
MH Senior Loan 2	Non-recourse	Jan-23	4.387%	116,137	116,137	116,137	116,137

Subtotal Manufactured housing communities				236,900	236,900	236,900	236,900

Multifamily
Multifamily Senior Loan(9)	Non-recourse	Apr-23	3.996%	39,600	39,600	—	—

Subtotal Multifamily				39,600	39,600	—	—

Subtotal Non-VIE financing				824,407	824,407	787,224	787,224

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings (Continued)

				March 31, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
REO
Phoenix, AZ	Non-recourse	May-17	4.25%	211,849	211,849	211,921	211,921
Austin, TX(9)	Non-recourse	Jan-19	4.44%	16,478	16,478	16,525	16,525
Ventura, CA(9)	Non-recourse	Mar-23	3.75%	62,156	62,156	—	—

Subtotal REO—VIE				290,483	290,483	228,446	228,446

Subtotal Mortgage notes payable				1,114,890	1,114,890	1,015,670	1,015,670

Securitization bonds payable:
Securitization 2012-1	Non-recourse	Aug-29	LIBOR+1.61%(3)	98,131	98,053	98,131	98,005

Subtotal Securitization financing transaction				98,131	98,053	98,131	98,005

Credit facilities:
CMBS Facility	Recourse	Oct-14(10)	1.61%(11)	17,595	17,595	31,238	31,238
Loan Facility 1	Partial Recourse(12)	Nov-15(13)	2.70%(14)	23,060	23,060	15,000	15,000
Loan Facility 2	Non-recourse	Jul-18(15)	5.20%(16)	14,850	14,850	14,850	14,850

Subtotal Credit facilities				55,505	55,505	61,088	61,088

Secured term loan:
TALF	Non-recourse	Oct-14	3.64%	14,623	14,623	14,664	14,664

Subtotal Secured term loan—VIE				14,623	14,623	14,664	14,664

Exchangeable senior notes:(17)
11.50% Notes	Recourse	Jun-13	11.50%	35,710	35,669	35,710	35,611
7.25% Notes	Recourse	Jun-27(18)	7.25%	12,955	12,955	12,955	12,955
7.50% Notes	Recourse	Mar-31(19)	7.50%	172,500	163,251	172,500	162,596
8.875% Notes	Recourse	Jun-32(20)	8.875%	81,000	78,956	82,000	79,869

Subtotal Exchangeable senior notes				302,165	290,831	303,165	291,031

Junior subordinated notes:(21)
Trust I	Recourse	Mar-35	8.15%	41,240	32,786	41,240	31,549
Trust II	Recourse	Jun-35	7.74%	25,780	20,495	25,780	19,722
Trust III	Recourse	Jan-36	7.81%	41,238	32,784	41,238	31,547
Trust IV	Recourse	Jun-36	7.95%	50,100	39,830	50,100	38,326
Trust V	Recourse	Sep-36	LIBOR + 2.70%	30,100	19,866	30,100	18,662
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	17,068	25,100	16,064
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	20,448	31,459	19,190
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	23,517	35,100	22,113

Subtotal Junior subordinated notes				280,117	206,794	280,117	197,173

Grand Total				$4,993,828	$3,731,483	$5,144,588	$3,790,072

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

(14)
Represents the weighted average contractual interest rate as of March 31, 2013, which varies based on collateral type and ranges from three-month LIBOR plus 2.25% to 3.00%. The Company has also incurred an immaterial amount of non-utilization fees.

(15)
The initial maturity date is July 30, 2015, with three, one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain customary conditions set forth in the agreement.

(16)
Represents the weighted average contractual interest rate as of March 31, 2013, which varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

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

        Scheduled principal on borrowings, based on final maturity, is as follows as of March 31, 2013 (dollars in thousands):

	Total	CDO Bonds Payable	Mortgage Notes Payable	Securitization Bonds Payable	Credit Facilities	Secured Term Loan	Exchangeable Senior Notes(1)	Junior Subordinated Notes
April 1 - December 31, 2013	$43,074	$—	$7,364	$—	$—	$—	$35,710	$—
2014	89,928	—	44,755	—	17,595	14,623	12,955	—
2015	152,514	—	129,454	—	23,060	—	—	—
2016	289,824	—	117,324	—	—	—	172,500	—
2017	264,745	—	264,745	—	—	—	—	—
Thereafter	4,153,743	3,128,397	551,248	98,131	14,850	—	81,000	280,117

Total	$4,993,828	$3,128,397	$1,114,890	$98,131	$55,505	$14,623	$302,165	$280,117

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings (Continued)

Securitization Financing Transaction

        In November 2012, the Company entered into a $351.4 million securitization financing transaction ("Securitization Financing Transaction") collateralized by CRE debt investments originated by the Company and on behalf of NorthStar Income. The Company contributed five CRE debt investments with a $152.2 million aggregate principal amount and retained an equity interest of $54.1 million. A total of $227.5 million of securitization bonds were issued, of which $98.1 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. The Company expects to generate an approximate 20% yield on its invested equity, including fees and estimated transaction expenses. There is no assurance the Company will realize this expected return on its retained equity interest over the term of these investments. The Company's actual return on retained equity could vary significantly from its expectations. The Company used the proceeds to repay $95.1 million of borrowings on its credit facilities.

        The retained equity interests of the Company and NorthStar Income are held by a general partnership and both the Company and NorthStar Income are the general partners ("Financing JV"). Both the Securitization Financing Transaction and the Financing JV are not VIEs and are considered voting interest entities due to shared power of the activities that most significantly impact the performance of the respective entities and therefore, the entities were not consolidated by either the Company or NorthStar Income. The transferred debt investments failed sale treatment under U.S. GAAP as the Company maintains effective control of its contributed assets. The Company, therefore, continues to record its respective CRE debt investments transferred to the Securitization Financing Transaction on its consolidated balance sheets. The Company reflects its respective securitization bonds payable on its consolidated balance sheets.

Mortgage Notes Payable

        In February 2013, in connection with taking title to a multifamily property in Ventura, California, the Company entered into a non-recourse senior mortgage note totaling $62.2 million. The borrowing bears interest at a fixed rate of 3.75% and matures in March 2023.

        In March 2013, in connection with the Multifamily Property, the Company entered into a non-recourse senior mortgage note ("Multifamily Senior Loan") totaling $39.6 million. The borrowing bears interest at a fixed rate of 3.996% and matures in April 2023.

Loan Facilities

        In November 2011, a wholly-owned subsidiary of the Company, entered into a master repurchase and securities contract ("Loan Facility 1") of $100.0 million to finance the origination of CRE first mortgage loans. In connection with Loan Facility 1, the Company, together with the Operating Partnership, entered into a guaranty agreement, under which the Company and the Operating Partnership guarantee certain of the obligations under Loan Facility 1. Additionally, in connection with Loan Facility 1, NRFC Sub-REIT Corp. ("Sub-REIT") provided a pledge and security agreement over its interests in the borrowing subsidiary of the Company. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings (Continued)

indemnities that are customary for agreements of these types. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 1 if the Company or an affiliate of the Company engage in certain customary bad acts.

        Loan Facility 1 and the CMBS Facility (as defined below) contain liquidity covenants that require maintenance of an aggregate of $45.0 million of unrestricted cash to provide credit support for the borrowings. In addition, Loan Facility 1 and the CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of March 31, 2013, the Company was not required to post additional collateral or make cash payments to maintain such ratios.

        In July 2012, a wholly-owned subsidiary of the Company, entered into a credit and security agreement (the "Loan Facility 2") of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 2, the Operating Partnership agreed to guarantee interest payments and the customary obligations under Loan Facility 2 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in the Company's borrowing subsidiary as collateral. Loan Facility 2 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of Loan Facility 2.

        In March 2013, a wholly-owned subsidiary of the Company, entered into a master repurchase agreement ("Loan Facility 3") of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. Loan Facility 3 has an initial maturity of March 2014 with four one-year extensions. Contractual interest rate on Loan Facility 3 varies based on collateral type and ranges from one-month LIBOR plus 2.50% to 3.00%. In connection with Loan Facility 3, the Company and the Operating Partnership entered into a guaranty agreement under which the Company and the Operating Partnership guaranty certain of the obligations under Loan Facility 3. Loan Facility 3 is recourse solely with respect to certain types of loans as defined in the governing documents. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 3. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 3 if the Company or an affiliate of the Company engage in certain customary bad acts. As of March 31, 2013, the Company has not borrowed on Loan Facility 3.

        Currently, the Company holds $230.7 million principal amount of loans financed with $123.9 million on the loan facilities (including Loan Facility 3), resulting in an expected return on invested equity of approximately 13% which excludes the potential upside through the Company's proportionate interest in the Milford Plaza and retail component at the hotel (see Note 18 for further disclosure). There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Borrowings (Continued)

CMBS Facility

        In October 2011, a subsidiary of the Company entered into a master repurchase and securities contract ("CMBS Facility") of $100.0 million to finance the acquisition of AAA/Aaa rated CMBS investments. In connection with the CMBS Facility, the Company, together with the Operating Partnership and the Sub-REIT (collectively, the "CMBS Guarantors"), provided a guaranty agreement under which the CMBS Guarantors guarantee the obligations under the CMBS Facility. The CMBS Facility and its related agreement contains representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type.

        As of March 31, 2013, the Company held $19.8 million principal amount of CMBS with a weighted average current yield of 4.0%, financed with $17.6 million at a weighted average financing cost over the expected life of 1.6%, resulting in an expected return on invested equity of approximately 20%. There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

Summary of Credit Facilities

        During the initial term, all of the credit facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of March 31, 2013, the Company was in compliance with all of its financial covenants.

10. Related Party Arrangements

Advisory and Other Fees

        The Company has an agreement with NorthStar Income to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income and earns fees for its services. For the three months ended March 31, 2013 and 2012, the Company earned $4.5 million and $0.5 million of fees on these agreements, respectively. Additionally, the Company incurs direct and indirect costs on behalf of sponsored companies including NorthStar Income, NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") and NorthStar Real Estate Income II, Inc. ("NorthStar Income II"), which are expected to be reimbursed subsequently to the Company by these managed entities.

        As of March 31, 2013 and December 31, 2012, the Company had aggregate unreimbursed costs of $11.6 million for both periods, from NorthStar Income, NorthStar Healthcare and NorthStar Income II. These amounts are recorded as receivables, related parties on the consolidated balance sheets. For the three months ended March 31, 2013, the Company received $3.4 million of reimbursements from NorthStar Income. The Company may determine to defer these fees or seek reimbursement, subject to compliance with applicable policies. From inception through March 31, 2013, the Company has deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.

        The Company has agreements with each of its N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The fee income related to all of the CDO financing transactions is

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Related Party Arrangements (Continued)

eliminated as a result of the consolidation of the respective CDO financing transaction. For the three months ended March 31, 2013 and 2012, the Company earned $4.5 million and $3.9 million in fee income, respectively, that was eliminated in consolidation.

Purchase of Non-traded REIT Common Stock

        The Company committed to purchase up to $10 million in shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that NorthStar Income's distributions to its stockholders exceeds its modified funds from operations ("MFFO") (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, the Company has purchased an aggregate of 507,980 shares acquired for $4.6 million since inception of NorthStar Income. The Company did not purchase any shares of NorthStar Income's common stock during the first quarter 2013.

        The Company also committed to purchase up to $10 million in shares of NorthStar Healthcare's common stock during the two-year period through August 7, 2014, in the event that NorthStar Healthcare's cash distributions to its stockholders exceeds its MFFO. In connection with this commitment, in February 2013, the Company satisfied NorthStar Healthcare's minimum offering amount as a result of the purchase of 222,223 shares of its common stock for $2.0 million. For the three months ended March 31, 2013, $0.1 million of shares were sold to third parties. In April 2013, the Company sold a $2.0 million participation in an $11.3 million first mortgage loan originated by the Company in February 2013, to NorthStar Healthcare. NorthStar Healthcare will purchase additional amounts of the loan, from time to time, as additional capital is raised, increasing the size of the participation until NorthStar Healthcare owns the entire loan. The Company consolidates NorthStar Healthcare based on its majority voting interest in the entity. The Company expects to deconsolidate NorthStar Healthcare as additional capital is raised and the Company no longer has a majority voting interest.

        On May 6, 2013, NorthStar Income II's registration statement on Form S-11 was declared effective by the SEC. The Company has committed to purchase up to $10 million in shares in NorthStar Income II's common stock on similar terms to the agreement with NorthStar Income and NorthStar Healthcare. The Company has not purchased shares of NorthStar Income II's common stock related to this commitment.

Securitization Financing Transaction

        The Company entered into an agreement with NorthStar Income that provides that both the Company and NorthStar Income receive the economic benefit and bear the economic risk associated with the investments each contributed into the Securitization Financing Transaction. In both cases, the respective retained equity interest of the Company and NorthStar Income is subordinate to interests of the senior bondholders of the Securitization Financing Transaction and the senior bondholders have no recourse to the general credit of the Company or NorthStar Income. In the event that the Company or NorthStar Income suffer a complete loss of their retained equity interests in the Securitization Financing Transaction, any additional losses would be borne by the remaining retained equity interests held by the Company or NorthStar Income, as the case may be, prior to the senior bondholders.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Related Party Arrangements (Continued)

Legacy Fund

        The Company has two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower. One loan of $16.2 million matures in March 2014 and has a one-year extension option. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23.2 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the three months ended March 31, 2013 and 2012, the Company earned an aggregate of $0.5 million of interest income for both periods. Furthermore, in February 2013, NorthStar Income made a $91.0 million loan to the Legacy Fund. In connection with this loan, the Company acting in its capacity as the advisor to NorthStar Income, received a customary 1.0% origination fee and further earns an annual asset management fee of 1.25%. One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, the Company leases office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 31, 2015. The Company has the option to renew the lease for an additional five years.

PE Fund JV

        In connection with the PE Fund JV, the Company assigned its rights to subscribe to 29.5% of its interest in the PE Fund JV to a subsidiary of NorthStar Income. The Company and NorthStar Income contributed cash of $400.1 million, of which the Company and NorthStar Income contributed $282.1 million and $118.0 million, respectively.

        The Company guaranteed all of the funding obligations that may be due and owed under the PE Fund JV agreements directly to the PE Fund JV entities. The Company and NorthStar Income each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and NorthStar Income. The Company and NorthStar Income further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or NorthStar Income, as the case may be.

        In December 2012, the Company deposited an aggregate of $40.0 million in connection with this transaction, which included $11.8 million on behalf of NorthStar Income, in the proportion of the respective capital contributions. This amount was settled by NorthStar Income in the first quarter 2013.

11. Equity-Based Compensation

Omnibus Stock Incentive Plan

        In September 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan and such plan, as amended and restated, was further adopted by the board of directors of the Company on April 18, 2012 and approved by the stockholders on May 24, 2012 (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted shares and other

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Equity-Based Compensation (Continued)

equity-based awards such as limited partnership interests in the Operating Partnership which are structured as profits interests ("LTIP Units") or any combination of the foregoing. LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of grant. The eligible participants in the Stock Incentive Plan include directors, officers, employees, consultants and advisors of the Company.

        There are currently no shares available for grant under the Stock Incentive Plan and any grants in excess of the amount reserved would currently be settled in cash. As a result, the Company is seeking shareholder approval at its 2013 annual meeting for the NorthStar Realty Finance Corp. Second Amended and Restated 2004 Omnibus Stock Incentive Plan to, among other things, increase the number of shares of common stock available for issuance. Currently, there are 1,424,290 LTIP Units that are unvested and can currently be settled in stock.

        The following table presents the status of all of the LTIP Unit grants as of March 31, 2013 and December 31, 2012 (units in thousands):

	March 31, 2013		December 31, 2012
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	6,228	$7.66	4,208	$7.53
Granted	4,201	8.08	2,306	5.59
Converted to common stock	(107)	8.66	(277)	11.09
Forfeited	(2)	5.38	(9)	5.38

Ending Balance/Weighted Average	10,320	$8.00	6,228	$7.66

(1)
Reflects the balance as of January 1, 2013 and 2012 for the periods ended March 31, 2013 and December 31, 2012, respectively.

(2)
Includes 698,142 LTIP Units issued in connection with the 2004 Long-Term Incentive Bonus Plan of which 585,359 LTIP Units have been converted.

        The Company recognized equity-based compensation expense related to these awards of $5.3 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the related equity-based compensation expense to be recognized over the remaining vesting period through April 2016 is $19.8 million, provided there are no forfeitures.

Incentive Compensation Plan

        The compensation committee of the board of directors (the "Committee") of the Company approved the material terms of an Incentive Compensation Plan for the Company's executive officers and other employees (the "Plan"). Under the Plan, a potential incentive compensation pool is expected to be established each calendar year. The size of the incentive pool will be calculated as the sum of: (a) 1.75% of the Company's "adjusted equity capital" for the year; and (b) 25% of the Company's adjusted funds from operations, as adjusted, above a 9% return hurdle on adjusted equity capital.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Equity-Based Compensation (Continued)

Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

        The incentive pool is expected to be divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit ("Annual Bonus"); (b) a deferred cash bonus, determined based on the same year's performance, but paid 50% following the close of each of the first and second years after such incentive pool is determined, subject to the participant's continued employment through each payment date ("Deferred Cash Bonus"); and (c) a long-term incentive in the form restricted stock units ("RSUs") and/or LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or target stock prices established by the Committee for a three- or four-year period, subject to the participant's continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the "Long-Term Amount Value"). The Long-Term Amount Value, if any, will be paid in the form of shares of common stock or LTIP Units to the extent available under the Company's equity compensation plans or, if all or a portion of such shares or LTIP Units are not available, in cash (the "Long Term Amount Payout").

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

        In connection with the 2009 Plan, the Company issued 3,147,454 RSUs to executive officers subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ended December 31, 2011. The Company determined in 2011 that the performance hurdle established was reached which entitled the recipients to 100% of the RSUs granted. The Company did not have a sufficient amount of common stock or LTIP Units available, and as a result, 2,609,074 RSUs were settled in cash in February 2012. 538,380 RSUs were not settled until December 2012, subject to continued employment of certain executive officers through such date. The Company recognized compensation expense of $0.4 million for the three months ended March 31, 2012 and such RSUs were settled in cash for $1.4 million in December 2012.

        In connection with the 2010 Plan, the Company issued 2,209,999 RSUs to executive officers, subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 that it believed it would meet the performance hurdle entitling the recipients to 100% of the RSUs granted, and accordingly recorded a cumulative catch up adjustment of $3.6 million to compensation expense based on the stock price at the grant date. For the three months ended March 31, 2012, the Company recognized equity-based compensation expense of $1.4 million and the award was fully amortized by December 31, 2012. In achievement of the performance hurdles, the Company issued 2,209,999 LTIP Units to the executive officers in February 2013.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Equity-Based Compensation (Continued)

        In connection with the 2011 Plan, the Company issued 1,525,797 RSUs to executive officers, subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three months ended March 31, 2013 and 2012, the Company recognized compensation expense of $0.4 million and $0.2 million, respectively. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,525,797 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2015 and which may not be sold prior to January 1, 2015. The Company also granted 608,426 LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2012.

        In connection with the 2012 Plan, the Company issued 1,409,682 RSUs to executive officers, subject to the Company achieving target stock prices for the four-year period ending December 31, 2015. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three months ended March 31, 2013, the Company recognized compensation expense of $0.4 million. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,409,682 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2016 and which may not be sold prior to December 31, 2015. The Company also granted 581,607 of LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2013.

12. Stockholders' Equity

Common Stock

        In February 2013, the Company issued 34.5 million shares of its common stock at a public offering price of $8.39 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $280.4 million.

Dividend Reinvestment Plan

        In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the "DRP"), pursuant to which it registered with the SEC and reserved for issuance 14,279,846 shares of its common stock. Under the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company's common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the three months ended March 31, 2013, the Company issued 6,445 shares of its common stock pursuant to the DRP for gross sales proceeds of $0.1 million.

Dividends

        On February 13, 2013, the Company declared a dividend of $0.18 per share of common stock. The common stock dividend was paid on March 1, 2013 to stockholders of record as of the close of business

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Stockholders' Equity (Continued)

on February 25, 2013. On February 1, 2013, the Company declared a dividend of $0.54688 per share of its 8.75% Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), $0.51563 per share of 8.25% Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and $0.76424 per share of its 8.875% Cumulative Redeemable Preferred Stock ("Series C Preferred Stock".) The Series A, Series B and Series C Preferred Stock dividends were paid on February 15, 2013, to stockholders of record as of the close of business on February 11, 2013.

Earnings Per Share

        Earnings per share ("EPS") for the three months ended March 31, 2013 and 2012 is calculated as follows (dollars and shares in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$36,622	$(33,917)
Net income (loss) allocated to LTIP Units non-controlling interest	1,733	(1,703)

Net income (loss) available to common stockholders and LTIP Units(1)	$38,355	$(35,620)

Denominator:
Weighted average number of shares of common stock	176,675	102,247
Weighted average LTIP Units(1)	8,361	5,147

Weighted average shares of common stock and LTIP Units	185,036	107,394

Dilutive securities(2)	3,177	—

Weighted average diluted shares	188,213	107,394

Earnings per share:
Basic	$0.21	$(0.33)

Diluted	$0.20	$(0.33)

(1)
The EPS calculation takes into account LTIP Units which receive non-forfeitable dividends from the date of grant, share equally in the Company's net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes and certain warrants outstanding and exercisable that were not dilutive as of March 31, 2013. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company's stock price and other factors.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Non-controlling Interests

Operating Partnership

        Non-controlling interests includes the aggregate LTIP Units held by limited partners (the "Unit Holders"). Net income (loss) allocated to the non-controlling interest is based on the Unit Holders' ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of LTIP Units held by the Unit Holders by the total number of dilutive shares. The issuance of additional shares of beneficial interest (the "Common Shares" or "Shares") or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or Shares at the option of the Company, it is deemed to be equivalent to a Share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of March 31, 2013 and December 31, 2012, non-controlling interests related to aggregate limited partnership units of 10,320,361 and 6,228,727 LTIP Units, respectively, or a 4.2% and 3.7% interest in the Operating Partnership, respectively. Net income (loss) allocated to the Operating Partnership non-controlling interest for the three months ended March 31, 2013 and 2012 was income of $1.7 million and loss of $1.7 million, respectively.

Other

        Other non-controlling interests include one asset in the CSE CDO (22.0%), one REO (22.6%), the manufactured housing communities portfolio (15.0%) and the Multifamily Property (10%). There was no income allocated to non-controlling interests for the three months ended March 31, 2013. Net income (loss) allocated to the other non-controlling interests for the three months ended March 31, 2012 was a loss of $0.3 million.

        The following table presents net income (loss) attributable to the Company's common stockholders for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Income (loss) from continuing operations	$36,644	$(34,008)
Income (loss) from discontinued operations	(22)	91

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$36,622	$(33,917)

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

        The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR	Range of Maturity
As of March 31, 2013:
Interest rate swaps	34	$1,315,234	$(155,080)	(2)	4.55% - 5.63%	May 2013 - October 2019
Interest rate caps/floors	5	815,500	12,420		1.64% - 7.00%	December 2013 - October 2014

Total	39	$2,130,734	$(142,660)

As of December 31, 2012:
Interest rate swaps	34	$1,392,269	$(170,840)	(2)	4.55% - 5.63%	May 2013 - October 2019
Interest rate caps/floors	5	815,500	6,229		1.64% - 7.00%	January 2013(3) - October 2014

Total	39	$2,207,769	$(164,611)

(1)
Excludes timing swaps with a notional amount of $58.5 million and $68.9 million as of March 31, 2013 and December 31, 2012, respectively.

(2)
All of the interest rate swaps were liabilities at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO's investments exceeded the fair value of the CDO's derivative liabilities, a credit valuation adjustment is not recorded.

(3)
Two floors with a total notional amount of $450 million were extended to July 2014.

        The change in the notional amount of interest rate swaps from December 31, 2012 relates to contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of March 31, 2013 and December 31, 2012.

        The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate caps/floors	Derivative assets	$12,420	$6,229
Interest rate swaps	Derivative liabilities	$155,080	$170,840

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the effect of derivative instruments in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

		Three Months Ended March 31,
	Statements of Operations Location	2013	2012
Amount of gain (loss) recognized in earnings:
Adjustments to fair value interest rate swaps	Unrealized gain (loss) on investment and other	$15,761	$14,456
Net cash payment for interest rate swaps	Unrealized gain (loss) on investment and other	$(16,754)	$(21,544)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(1,762)	$(1,873)

        The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of March 31, 2013 and December 31, 2012.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company's healthcare portfolio generate 9% and 15% of the Company's rental and escalation income for the three months ended March 31, 2013, respectively, which represents 3% and 4% of total revenue, respectively. The Company believes the remainder of its real estate portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risks.

15. Commitments and Contingencies

WaMu Matter

        In 2009, one of the Company's net lease investments comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and 100% leased to Washington Mutual Bank ("WaMu") was foreclosed on by the lender. The lender subsequently filed a complaint against subsidiaries of the Company in the Superior Court of the State of California, County of Los Angeles. In March 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of the Company's subsidiary, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directed the Superior Court to enter summary judgment in the Company's favor and reversed the award against the Company. Furthermore, the Court of Appeal awarded the Company costs on appeal. As a result of the ruling, in the first quarter 2012, the Company reversed a $20.0 million loss accrual reported in other income (loss) in the consolidated statements of operations.

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

16. Segment Reporting

        Effective January 1, 2013, the Company redefined its segments to conform with its management of such businesses. Accordingly, the Company has reclassified the prior period segment financial results to conform to the current year presentation. The Company currently conducts its business through the following segments:

  •
  The CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests. The CRE debt investments which were originated or acquired before 2011, which the Company refers to as legacy debt investments, are predominantly financed through long-term, non-recourse CDOs. The CRE debt investments originated or acquired subsequent to January 1, 2011 are referred to as non-legacy investments.

  •
  The real estate business explores various types of investments in commercial real estate located throughout the United States that includes net lease, healthcare, manufactured housing communities, multifamily and the investment in real estate through the PE Fund JV. The net lease properties are primarily office, industrial and retail properties typically leased under net leases to corporate tenants. The healthcare properties focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in assisted living facilities and are typically leased under net leases to healthcare operators. The manufactured housing communities portfolio focuses on owning pad rental sites in communities located throughout the United States.

  •
  The asset management business is focused on commercial real estate related activities such as sponsoring and advising on a fee basis non-traded REITs and other sponsored companies and managing and advising on a fee basis the Company's CDO financing transactions. In connection with the Company's current sponsored companies, the Company manages the day-to-day affairs including identifying, originating, acquiring and managing investments on their behalf and earn advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. The Company currently manages NorthStar Income, NorthStar Healthcare and NorthStar Income II. NorthStar Income II's registration statement on Form S-11 was declared effective by the SEC on May 6, 2013 and it retained NorthStar Realty Securities to serve as its dealer manager.

    Additionally, the Company earns collateral management fees from its consolidated CDO financing transactions which are eliminated as a result of the consolidation of the respective CDO.

        Historically, the Company also invested in CRE securities, most of which were acquired before 2011, which the Company refers to as legacy CRE securities, and include a wide range of CRE securities, including CMBS, unsecured REIT debt and CDO notes backed primarily by CRE securities

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

and CRE debt. The CRE securities are predominantly financed through CDOs. Currently, the Company may also invest in opportunistic CRE securities such as an investment in a "B-piece" and AAA/Aaa CMBS.

        The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios (legacy and non-legacy), rental income from its real estate properties, equity in earnings of unconsolidated ventures and fee income from asset management activities. The Company's income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its assets. The Company may also invest in assets that generate attractive returns without any leverage. The following tables present segment reporting for the three months ended March 31, 2013 and 2012 (dollars in thousands):

					Legacy Investments
Three months ended March 31, 2013:	Non Legacy Investments(1)	Real Estate		Asset Management	CRE Debt(2)	CRE Securities(2)	Corporate(3)	Eliminations(4)	Consolidated Total
Net interest income on debt and securities	$14,281	$10		$—	$18,115	$26,532	$—	$—	$58,938
Advisory and other fees—related party	—	—		4,508	—	—	—	—	4,508
Other revenues	—	29,200		21,401	10,049	—	191	(4,461)	56,380
Expenses	864	27,067	(5)	18,384	20,076	239	33,918	(4,461)	96,087

Income (loss) from operations	13,417	2,143		7,525	8,088	26,293	(33,727)	—	23,739
Equity in earnings (losses) of unconsolidated ventures	—	7,741		—	556	—	16	—	8,313
Unrealized gain (loss) on investments and other	—	—		—	(9,203)	32,645	(9,857)	—	13,585
Realized gain (loss) on investments and other	(52)	49		—	(215)	4,336	(36)	—	4,082

Income (loss) from continuing operations	13,365	9,933		7,525	(774)	63,274	(43,604)	—	49,719

Income (loss) from discontinued operations	—	—		—	(23)	—	—	—	(23)

Net income (loss)	$13,365	$9,933		$7,525	$(797)	$63,274	$(43,604)	$—	$49,696

(1)
Primarily includes CRE debt and certain CRE securities originated or acquired subsequent to January 1, 2011.

(2)
Based on the CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments.

(3)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(4)
Includes $3.1 million of management fees related to the Company's CDO financing transactions that are eliminated in consolidation. These amounts are recorded as an expense in the legacy CRE debt and CRE securities segments and recorded as revenue in the asset management segment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

(5)
Includes depreciation and amortization of $9.3 million.

					Legacy Investments
Three months ended March 31, 2012:	Non Legacy Investments(1)	Real Estate		Asset Management	CRE Debt(2)	CRE Securities(2)	Corporate(3)	Eliminations(4)	Consolidated Total
Net interest income on debt and securities	$3,143	$2		$—	$26,027	$37,188	$722	$—	$67,082
Advisory and other fees—related party	—	—		517	—	—	—	—	517
Other revenues	—	20,311		11,285	7,404	5	32	(3,872)	35,165
Expenses	106	21,861	(5)	9,292	21,969	1,355	22,409	(3,872)	73,120

Income (loss) from operations	3,037	(1,548)		2,510	11,462	35,838	(21,655)	—	29,644
Equity in earnings (losses) of unconsolidated ventures	—	280		(167)	(614)	—	—	—	(501)
Other income (loss)	—	20,000		—	258	—	—	—	20,258
Unrealized gain (loss) on investments and other	—	—		—	(15,641)	(59,737)	(20,028)	—	(95,406)
Realized gain (loss) on investments and other	(52)	—		—	8,709	6,664	31	—	15,352

Income (loss) from continuing operations	2,985	18,732		2,343	4,174	(17,235)	(41,652)	—	(30,653)

Income (loss) from discontinued operations	—	—		—	96	—	—	—	96

Net income (loss)	$2,985	$18,732		$2,343	$4,270	$(17,235)	$(41,652)	$—	$(30,557)

(1)
Primarily includes CRE debt and certain CRE securities originated or acquired subsequent to January 1, 2011.

(2)
Based on the CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments.

(3)
Includes $3.9 million of management fees related to the Company's CDO financing transactions that are eliminated in consolidation. These amounts are recorded as an expense in the legacy CRE debt and CRE securities segments and recorded as revenue in the asset management segment.

(4)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(5)
Includes depreciation and amortization of $6.9 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

        The following presents total assets by segment as of March 31, 2013 and December 31, 2012 (amounts in thousands):

				Legacy Investments
	Non Legacy Investments	Real Estate	Asset Management	CRE Debt	CRE Securities	Corporate(1)	Consolidated Total
Total Assets as of March 31, 2013	$447,690	$1,497,670	$23,356	$2,290,853	$1,052,809	$426,051	$5,738,429

Total Assets as of December 31, 2012	$448,020	$1,180,152	$20,350	$2,355,785	$1,116,930	$392,541	$5,513,778

(1)
Primarily includes cash and cash equivalents.

17. Supplemental Disclosures of Non-cash Investing and Financing Activities

        The following table presents non-cash investing and financing activities for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Real estate acquisition(1)	$31,995	$3,976
Reduction of real estate debt investments(1)	31,995	3,976
Increase in restricted cash(1)	2,580	—
Non-cash related to PE Fund JV	13,378	—
Escrow deposit payable related to CRE debt investments	1,970	20,684
Servicer advances	—	2,788
Dividends payable related to RSUs	—	1,238
Activity in non-controlling interest	—	2,358

(1)
Non-cash activity occurred in connection with taking title to collateral.

18. Subsequent Events

Preferred Stock Offering

        In April 2013, the Company issued 8.0 million shares of its new 8.50% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), including the overallotment option, for net proceeds of $193.4 million.

Dividends

        On May 1, 2013, the Company declared a dividend of $0.19 per share of common stock. The common stock dividend will be paid on May 17, 2013 to stockholders of record as of the close of business on May 13, 2013. On May 1, 2013, the Company declared a dividend of $0.54688 per share of

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18. Subsequent Events (Continued)

Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock, $0.55469 per share of Series C Preferred Stock and $0.20660 per share of its new Series D Preferred Stock. Dividends will be paid on all series of preferred stock on May 15, 2013, to stockholders of record as of the close of business on May 13, 2013.

Manufactured Housing Communities Portfolio

        In April 2013, the Company, through a subsidiary, completed its previously announced acquisition of a manufactured housing communities portfolio comprised of 71 communities containing approximately 17,000 pad rental sites located throughout five states (primarily in Florida and Salt Lake City, Utah) for an aggregate purchase price of $865 million, including all costs, escrows and reserves. The Company's deposit of $30 million in connection with this transaction, included in other assets on the consolidated balance sheet as of March 31, 2013, was applied to the aggregate purchase price at closing. The Company structured the acquisition as a joint venture with the same third-party operating partner that is currently managing the Company's existing portfolio of manufactured housing communities. The Company contributed $214.9 million for an approximate 98% interest and will also control the joint venture. The Company's joint venture obtained eight 10-year, non-recourse mortgages in the aggregate amount of $640 million at a weighted average fixed interest rate of 4.02% to finance the acquisition. The Company recorded $2.2 million of transaction costs in the first quarter 2013 in connection with this transaction. The Company is in the process of allocating the purchase price of the real estate assets acquired and the related liabilities associated with this transaction.

        The following presents unaudited consolidated pro forma results of operations based on historical financial statements and assumes the acquisition and related borrowings occurred on January 1, 2012. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Pro forma total revenues	$154,185	$138,599
Pro forma net income (loss) attributable to common stockholders	$38,535	$(32,099)
Pro forma EPS—Basic	$0.22	$(0.31)
Pro forma EPS—Diluted	$0.20	$(0.31)

        The pro forma amounts above exclude transaction costs incurred in connection with the transaction.

Multifamily Portfolio

        In April 2013, the Company, through a joint venture with a private investor, acquired six multifamily properties located in Georgia, Florida and Tennessee ("Multifamily Portfolio") for $159.2 million. The Multifamily Portfolio was financed with six 10-year, non-recourse mortgages in the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

18. Subsequent Events (Continued)

aggregate amount of $116.0 million at a weighted average fixed interest rate of 3.88%. The remainder was paid in cash. The Company contributed $41.0 million for a 95% interest in the Multifamily Portfolio.

Milford Hotel Loan

        In April 2013, the Company, together with NorthStar Income, originated a $255 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza hotel located in the epicenter of Times Square, New York City. The loan includes a 35% interest in the Milford Plaza and the retail component at the hotel. The Company funded $166 million of the loan and NorthStar Income funded the remaining $89 million of the loan. The $255 million loan was financed with $130 million from credit facilities with Deutsche Bank AG, pro-rata between the Company and NorthStar Income. The Company expects to earn an initial current yield of 12.5% on its $81 million of invested equity, which excludes the potential upside from the Company's proportionate interest in the hotel and retail component at the hotel. There is no assurance the Company will realize this expected return on invested equity over the term of these investments. The Company's actual return on invested equity could vary significantly from its expectations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this report. References to "N-Star," "we," "us" or "our" refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.

Introduction

        NorthStar Realty Finance Corp. is a diversified commercial real estate, or CRE, investment and asset management company. We invest in multiple asset classes across commercial real estate that we expect will generate attractive risk-adjusted returns and engage in asset management activities that seek to generate stable cash flows for distribution to our stockholders and build long-term franchise value. Our investments may take the form of originating senior or subordinate loans and acquiring real estate, as well as pursuing opportunistic CRE investments. We are focused on our asset management business predominately by raising and managing capital on a fee basis from alternate sources, which currently includes our non-traded real estate investment trusts, which we refer to as our Sponsored Companies. We are an internally-managed real estate investment trust, or REIT, and were formed in October 2003. We conduct substantially all of our operations and make our investments through NorthStar Realty Finance Limited Partnership, or our Operating Partnership, including its subsidiaries. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests. Our CRE debt investments which were originated or acquired before 2011, which we refer to as legacy debt investments, are predominantly financed through long-term, non-recourse collateralized debt obligations, or CDOs. Our CRE debt investments originated or acquired subsequent to January 1, 2011 are referred to as our non-legacy investments.

  •
  Real Estate—Our real estate business explores various types of investments in commercial real estate located throughout the United States that includes net lease, healthcare, manufactured housing communities, multifamily and other real estate investments and the investment in real estate through our recent investment in a joint venture owning limited partnership interests in real estate through private equity real estate funds, or the PE Fund JV. Our net lease properties are primarily office, industrial and retail properties typically leased under net leases to corporate tenants. Our healthcare properties focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in assisted living facilities and are typically leased under net leases to healthcare operators. Our manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States.

  •
  Asset Management—Our asset management business is focused on commercial real estate related activities such as sponsoring and advising on a fee basis our Sponsored Companies (i.e., NorthStar Real Estate Income Trust, Inc., or NorthStar Income, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and NorthStar Real Estate Income II, Inc., or NorthStar Income II) and managing and advising on a fee basis our CDO financing transactions.

        Historically, we also invested in commercial real estate securities, most of which were acquired before 2011, which we refer to as our legacy CRE securities, and include a wide range of CRE securities, including commercial mortgage backed securities, or CMBS, unsecured REIT debt and CDO notes backed primarily by CRE securities and CRE debt. Almost all of our legacy CRE securities are predominantly financed through CDOs. Currently, we may also invest in opportunistic CRE securities such as an investment in a "B-piece" and AAA/Aaa CMBS.

        Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.

        Liquidity and access to capital returned to the commercial real estate markets in 2011 and continues into 2013. To date in 2013, we raised aggregate net proceeds of $474 million, including $280 million from the issuance of common equity and $194 million from the issuance of preferred stock. In 2012, we raised aggregate net proceeds of $724 million, including $383 million from the issuance of common equity, $262 million from the issuance of preferred stock (including through our at-the-market equity offering program) and $79 million from the issuance of exchangeable senior notes.

        As part of our asset management business, we are currently raising capital for NorthStar Income and NorthStar Healthcare. Capital raising velocity began to increase in the second half of 2011 for NorthStar Income and continues into 2013. Total capital raised to date in 2013 was $287 million with $887 million raised from inception through April 30, 2013. We expect to raise the total offering amount of $1.1 billion in NorthStar Income by the time the offering period ends in July 2013. NorthStar Realty Securities, LLC, or NorthStar Realty Securities, our wholly-owned broker-dealer subsidiary, has currently executed selling agreements with broker-dealers covering more than 74,000 and 3,300 registered representatives for NorthStar Income and NorthStar Healthcare, respectively.

        Our second Sponsored Company, NorthStar Healthcare, also retained NorthStar Realty Securities to serve as its dealer manager. In February 2013, NorthStar Healthcare broke escrow by an affiliate of ours purchasing $2 million in shares to satisfy the minimum offering amount. Inception through May 3, 2013, NorthStar Healthcare raised $2 million of capital and purchased a participation in a first mortgage loan originated by us. Our third Sponsored Company, NorthStar Income II, has an investment strategy substantially similar to NorthStar Income. NorthStar Income II's registration statement on Form S-11 was declared effective by the Securities and Exchange Commission, or SEC, on May 6, 2013. We expect to begin raising capital for NorthStar Income II around the time that NorthStar Income's offering ends.

        Our financing strategy focuses on match funding our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. Our legacy CRE debt and securities portfolios are predominantly financed through long-term, non-recourse CDOs. Given the nature of our CDO financing transactions for our legacy CRE debt and securities investments, we expect those borrowings to amortize over time as the underlying assets paydown or are sold.

        In terms of our non-legacy CRE debt and securities investments and our real estate portfolio, we pursue a variety of financing arrangements such as credit facilities, securitization financing transactions, mortgage notes and other term borrowings. The amount of our borrowings will depend upon the nature and credit quality of our assets, the structure of our financings and where possible, we seek to limit our reliance on recourse borrowings. Our real estate portfolio is predominately financed with non-recourse mortgage notes. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance non-legacy CRE debt and CMBS investments. In November 2012, we entered into a securitization financing transaction, or our Securitization Financing Transaction, which provides long-term, non-recourse, non-mark-to-market financing for newly-originated non-legacy CRE debt investments. The credit facilities currently provide for an aggregate of up to $340 million to finance loan originations and a $100 million facility to finance CMBS investments. The CRE debt investments that are financed by our Securitization Financing Transaction were previously financed on our credit facilities. Borrowing levels may change for our non-legacy CRE debt and real estate investments depending upon the nature of the assets and the related financing.

        We conduct our operations so as to qualify as a REIT for federal income tax purposes.

Our Investments

        The following table presents our assets under management as of March 31, 2013, adjusted for our acquisition of the manufactured housing communities portfolio in April 2013 (dollars in thousands):

	Amount(1)	Percentage
CRE Debt
First mortgage loans	$1,562,006	18.0%
Mezzanine loans	413,720	4.8%
Credit tenant and other loans	227,334	2.6%
Subordinate mortgage interests	120,536	1.4%
Other(2)	374,548	4.3%

Total CRE debt	2,698,144	31.1%
Real Estate
Net lease	401,286	4.6%
Healthcare	573,852	6.6%
Manufactured housing communities(3)	1,191,353	13.7%
Private equity fund interests	268,329	3.1%
Multifamily	54,172	0.6%

Total real estate	2,488,992	28.6%
Asset Management
NorthStar Income(4)	1,069,240	12.3%
CRE Securities(5)
CMBS	2,090,644	24.1%
Third-party CDO notes	190,779	2.2%
Other securities	145,397	1.7%

Total CRE securities	2,426,820	28.0%

Grand total	$8,683,196	100.0%

(1)
Based on principal amount of our CRE debt and securities investments and the cost basis of our real estate investments.

(2)
Relates to real estate owned, or REO, (either directly or through a joint venture) as a result of taking title to collateral through foreclosure, deed in lieu or otherwise, which we refer to as taking title to collateral, presented at the principal amount of such loan at time of taking title and other CRE debt related joint ventures.

(3)
Includes $865 million of manufactured housing communities purchased in April 2013.

(4)
Based on consolidated total assets.

(5)
Includes $2.3 billion of CRE securities that serve as collateral in our CDO financing transactions.

        For financial information regarding our reportable segments, refer to "Note 16. Segment Reporting," in our accompanying Consolidated Financial Statements included in Part I, Item 1. "Financial Statements."

Commercial Real Estate Debt

Our Portfolio

        As of March 31, 2013, $2.7 billion, or 31.1%, of our assets under management were invested in CRE debt, which includes $375 million in principal amount related to certain CRE debt investments accounted for as joint ventures and REO. As of March 31, 2013, our $2.3 billion CRE debt investments consisted of 147 loans. Our legacy and non-legacy CRE debt investments had an average investment size of $15 million and $24 million, respectively. The weighted average extended maturity of our CRE debt portfolio is 4 years.

        The following table presents our CRE debt investments, excluding amounts related to joint ventures and REO (dollars in thousands):

					Weighted Average
	Number	Principal Amount	Carrying Value(1)	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR	Spread Over Prime	Yield
Asset Type:
Legacy Investments
First mortgage loans	62	$1,329,359	$972,367	66.0%	3.66%	2.91%	1.25%	5.05%
Mezzanine loans	15	387,730	277,388	19.2%	2.09%	1.77%	—	1.93%
Subordinate mortgage interests	7	120,536	95,677	6.0%	6.40%	4.06%	—	5.95%
Credit tenant loans	47	126,245	120,033	6.3%	6.59%	—	—	7.38%
Term loans	3	51,089	27,065	2.5%	7.86%	3.50%	—	9.40%

Total/Weighted average	134	2,014,959	1,492,530	100.0%	4.63%	2.81%	1.25%	4.66%

Non-Legacy Investments(3)
First mortgage loans	10	232,647	226,259	75.4%	10.75%	5.31%	—	8.96%
Mezzanine loans	2	25,990	26,054	8.4%	17.40%	—	—	15.73%
Term loans	1	50,000	47,810	16.2%	14.00%	—	—	15.68%

Total/Weighted average	13	308,637	300,123	100.0%	14.92%	5.31%	—	10.62%

	147	$2,323,596	$1,792,653	NA	6.28%	3.12%	1.25%	5.58%

(1)
Certain of our CRE debt investments serve as collateral for financing transactions including carrying value of $1,429 million for our consolidated CDO financing transactions, $146 million for our Securitization Financing Transaction and $64 million for our credit facilities. The remainder is unleveraged.

(2)
Based on principal amount.

(3)
Represents CRE debt originations and acquisitions subsequent to January 1, 2011.

        The following presents our CRE debt portfolio's diversity across property type and geographic location based on principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Real Estate

        Our real estate business explores various types of investments in commercial real estate located throughout the United States that includes net lease, healthcare, manufactured housing communities, multifamily and other real estate investments. Current opportunities to purchase real estate are bolstered by attractive long-term, non-recourse, non mark-to-market financing that is currently available through the CMBS and agency financing markets.

Net Lease Properties

        As of March 31, 2013, $401 million, or 4.6%, of our total assets under management were invested in 23 net lease properties comprised of office, retail and industrial properties totaling 3.2 million square feet. As of March 31, 2013, our net lease properties had a weighted average remaining lease term of 5.5 years and were 95% leased.

        The following presents our net lease portfolio's diversity across property type and geographic location based on purchase price, or cost:

Net Lease by Property Type	Net Lease by Geographic Location

Healthcare Properties

        As of March 31, 2013, $574 million, or 6.6%, of our assets under management were invested in our healthcare properties, with a focus on the senior housing sector which includes assisted living, skilled nursing and independent living facilities. Our portfolio was comprised of 41 assisted living facilities (ALF), 33 skilled nursing facilities (SNF), three life science buildings (LSB), five independent living facilities (ILF) and one medical office building (MOB). As of March 31, 2013, 99% of our healthcare portfolio was leased to third-party operators with weighted average lease coverage of 1.2x and a 6.7 year weighted average remaining lease term.

        The following presents our healthcare portfolio's diversity across property type and geographic location based on purchase price, or cost:

Healthcare by Property Type	Healthcare by Geographic Location

Manufactured Housing Communities

        Currently, $1.2 billion, or 13.7%, of our assets under management were invested in manufactured housing communities, including the acquisition of a portfolio for $865 million in April 2013. Our aggregate portfolio includes 107 communities in nine states totaling approximately 23,000 pad rental sites. The aggregate portfolio also consists of approximately 2,800 homes on the sites with the remaining homes owned by the respective tenants. Our manufactured housing communities are currently 86% leased. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.

        The following presents a summary of our investments in manufactured housing communities (dollars in millions):

Total Portfolio(1)
Number of communities	107
Number of pad rental sites	23,136
First year projected net operating income	$79
Cost basis(2)	$1,152
Net operating income related to:
Pad rental sites	94%
Other	6%
Weighted average occupancy	86%

(1)
Includes a portfolio of manufactured housing communities acquired in April 2013.

(2)
Excludes pre-funded capital expenditures and our joint venture partner's subordinate capital.

Net Operating Income By Location

PE Fund JV

        As of March 31, 2013, $268 million, or 3.1%, of our assets under management was invested in the PE Fund JV. We together with NorthStar Income, have an ownership interest in the PE Fund JV of 51%, of which we own 70.5% (or 36% of the total PE Fund JV) and NorthStar Income owns 29.5% (or 15% of the total PE Fund JV). In February 2013, we completed the initial closing in the PE Fund JV which owns interests in funds managed by top institutional-quality sponsors with an aggregate reported net asset value, or NAV, of approximately $789 million as of June 30, 2012. Currently, the PE Fund JV has acquired interests in 45 funds representing a NAV of $644 million. Substantially all of the remaining fund interests are expected to be acquired by the PE Fund JV in the second quarter 2013. The closing of the remaining funds is subject to customary closing conditions, including third-party consents.

        We elected the fair value option for our investment in the PE Fund JV. As a result, we expect to record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flows from one period to another. Since we are contractually entitled to our proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date of the fund interests are transferred to the PE Fund JV, at the initial closing, we recorded our proportional share of all distributions received since June 30, 2012 in the first quarter 2013.

        The following tables present a summary of our investment in the PE Fund JV (dollars in millions):

Total PE Fund JV		Our Proportionate Share of the PE Fund JV
Number of funds closed	45	Distributions earned through March 31, 2013:
Number of general partners of closed funds	24	Income	$8
Reported NAV at June 30, 2012	$ 789	Return of capital	33

Reported NAV as a percentage of net cost(1)	72%	Total distributions	$41
Reported NAV growth(2)	7%	Contributions	$(20)

Underlying assets, at cost	$30,800	Net cash	$21
Number of investments	Approximately 900	Expected future capital contributions	$33
Implied leverage(3)	51%

(1)
Net cost represents total funded capital less distributions received, excluding any distributions in excess of contributions for funds representing 2% of reported NAV.

(2)
Amount represents reported NAV growth from June 30, 2012 through December 31, 2012 based on approximately two-thirds of the funds that have reported results as of December 31, 2012. Excludes one fund that was purchased at a different price than the other funds.

(3)
Represents implied leverage for funds with investment-level financing.

        The following presents the underlying fund interests in the PE Fund JV by investment type and geographic location based on NAV:

PE Funds by Underlying Investment Type(1)	PE Funds by Underlying Geographic Location(1)

(1)
Based on individual fund financial statements.

Asset Management

        Our asset management business is focused on:

  •
  Sponsoring and advising on a fee basis, our Sponsored Companies.

    In connection with our current public Sponsored Companies, we manage the day-to-day affairs including identifying, originating, acquiring and managing assets on their behalf and earn advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. We currently manage NorthStar Income, NorthStar Healthcare and NorthStar Income II.

    NorthStar Realty Securities distributes equity for our Sponsored Companies. NorthStar Realty Securities is currently raising equity capital for NorthStar Income and NorthStar Healthcare and will raise capital for NorthStar Income II around the time that NorthStar Income's offering ends. In addition, we expect that NorthStar Realty Securities will assist us in the future in accessing diverse sources of capital for other companies that may be sponsored and managed by us.

  •
  Managing CDO financing transactions on a fee basis.

    We manage eleven CDOs representing $5.0 billion of assets based on principal amount, nine of which were sponsored by us, or the N-Star CDOs. In addition, we acquired the equity interests of two CDOs that have been integrated into our platform, the CSE RE 2006-A CDO, or CSE CDO, and the CapLease 2005-1 CDO, or CapLease CDO, which we herein collectively refer to as our acquired CDOs. In the case of the CSE CDO, we were delegated the collateral management and special servicing rights and for the CapLease CDO, we acquired the collateral management rights. Five of the CDOs are primarily collateralized by CRE debt and six are primarily collateralized by CRE securities.

    We consolidate these CDO financing transactions under accounting principles generally accepted in the United States, or U.S. GAAP. As a result, the collateral management and other fees we earn and receive in cash are eliminated in our consolidated statements of operations.

Opportunistic Investments

        We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide the best risk-adjusted returns. As a result, we pursue opportunistic investments across our business lines including CRE debt and equity investments. Examples of opportunistic investments include repurchasing our CDO bonds at a significant discount to principal amount and our recent investment in the PE Fund JV.

        In terms of repurchases of our CDO bonds, they typically have significant credit support and we generally expect the CDO bonds will be repaid at par. As of May 3, 2013, the principal proceeds we could receive from CDO bonds we owned was $709 million, of which $559 million was repurchased at an average price of 32% in the secondary market and had a weighted average original credit rating of A/A2. The discount to par of $383 million represents potential imbedded cash flows that we may realize in future periods in addition to our capital invested in these bonds. Because our CDO financing transactions are consolidated under U.S. GAAP, these CDO bonds are not presented as an investment but rather are eliminated in our consolidated financial statements and, as a result, the interest and realization of any discount will generally not be recorded as income on our consolidated statements of operations under U.S. GAAP. We generate cash flows in future periods through the interest payable on these bonds, as well as realize (in cash) the discount if and when the bonds repay.

Sources of Operating Revenues and Cash Flows

        We primarily generate revenue from net interest income on our CRE debt and securities portfolios, rental income from our real estate properties and fee income from the asset management activities. Additionally, we record equity in earnings related to our investment in the PE Fund JV. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our assets. We may also acquire investments which generate attractive returns without any leverage.

        Our legacy CRE debt and securities investments are predominantly financed in CDOs. We consolidate the CDO financing transactions under U.S. GAAP regardless of whether we retain the equity interests for our sponsored CDOs or acquire the equity interests of other CDOs. However, we generate cash flows based on the equity interests that we retain/acquire. As a result, the cash flows from such CDOs may be different from the income (loss) generated for U.S. GAAP purposes.

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

  •
  Cash available for distribution, or CAD (see "Non-GAAP Financial Measures—Cash Available for Distribution" for a description of this metric.)

  •
  Adjusted funds from operations, or AFFO (see "Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations" for a description of this metric.)

  •
  Credit losses are a measure of performance and can be used to compare the credit performance of our assets to our competitors and other finance companies.

  •
  Assets under management growth is a driver of our ability to grow our income especially related to our Sponsored REITs, but we believe it is of lesser importance than other metrics such as CAD or AFFO.

Outlook and Recent Trends

        Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45 billion and $22 billion in non-agency CMBS issuance that was completed in 2012 and the first quarter 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which should also have the likely impact of keeping interest rates low for the near and intermediate term.

        We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, tax policy, gridlock and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of CRE debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, inhibiting growth and potentially leading to contracting credit. The capital markets are opening up and we began to again access the capital markets as evidenced by our Securitization Financing Transaction in November 2012. Refer to "Financing Strategy" for additional details. The stimulus in the United States helps to increase demand for new CMBS, even though current new issue is still well below historic levels. Many industry experts are predicting approximately $70 billion of non-agency CMBS issuance in 2013.

        Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. As a result, cash flows and values associated with properties serving as collateral for our legacy loans are generally weaker than expected when we originated the loans. The degree to which commercial real estate values improve in 2013 in the markets in which our real estate collateral is located will impact the performance of our asset base and the related level of loan loss reserve.

        Our CRE debt and securities investments, especially our legacy investments, are negatively impacted by weaker real estate market and economic conditions. Slow economic conditions reduce a tenant/operator's ability to make rent payments in accordance with the terms of their leases and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flows are negatively affected as existing leases renew at lower rates and over longer periods of time impact the value of underlying properties and the borrowers' ability to service their outstanding loans.

        Many of our CRE debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of March 31, 2013 was 0.20%, below its 0.60% average over the past five years. Lower LIBOR could mean lower debt service costs for our borrowers. This dynamic has partially offset decreasing cash flows caused by the challenging economic conditions and may also result in extending the life of interest reserves for those CRE debt investments that require interest reserves to service debt. However, many of our non-legacy CRE debt originations have a LIBOR floor that is in excess of current LIBOR. The degree in which rates will remain low is driven in a significant part by the actions of the Federal Reserve. Our current expectation is that rates will remain low into 2014.

        CRE securities values are also influenced by credit ratings assigned by the rating agencies. Beginning in 2009 and continuing into late 2011, the rating agencies dramatically changed their ratings methodologies for all securitized asset classes, including commercial real estate. Combined with challenging economic conditions, their reviews have resulted in large amounts of rating downgrade actions on our legacy CMBS investments, negatively impacting the fair value of these CMBS and in many cases negatively impacting the CDO financing transactions used by us and others to finance these assets. To some extent, we took advantage of the rating agency downgrades by purchasing $1.2 billion of CMBS in our CDOs in 2009 and 2010 at a weighted average discount to par of approximately 60%.

        Our net lease and healthcare real estate portfolios were also adversely impacted by a weaker economy. Corporate space needs contracted resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Weak economic conditions may negatively impact the creditworthiness of our tenants/operators, which could result in their inability to meet the terms of their leases. Further, our healthcare properties are also subject to impact from regulatory changes which are also impacted by a weak economy, such as changes to the Medicare and Medicaid programs that could negatively affect property values. Although we cannot make assurances that our cash flow will not be impacted by changes to these programs, a majority of our assets do not derive revenues from these government programs and we believe assets dependent on these programs have adequate lease coverage to support the rent of our operators.

Our Strategy

        Our primary business objectives are to invest in commercial real estate assets that we expect will generate attractive risk-adjusted returns and engage in asset management activities that seek to generate stable cash flows for distribution to our stockholders and build long-term franchise value. Our investments may take the form of originating or acquiring senior or subordinate loans and acquiring real estate, as well as pursuing opportunistic CRE investments. We are focused on our asset management business predominately by raising and managing capital on a fee basis from alternate sources, currently our Sponsored Companies.

        During the credit crisis covering 2007 to 2010, upon observing the deteriorating market conditions, we responded by decreasing investment activity and preserving capital. At the same time, we focused on raising capital in alternate channels, such as the non-traded REIT market. We currently anticipate that most of our investment activity and uses of available unrestricted cash liquidity will be focused on our businesses of originating and acquiring new loans and investing in real estate, as well as pursuing opportunistic investments in the commercial real estate market across our businesses, including repurchasing our CDO bonds at discounts to their principal amount and investing in real estate private equity funds. Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of this growth.

        As liquidity was more available to stronger sponsors and commercial real estate fundamentals were stabilizing beginning in 2011, we took advantage of this dynamic in terms of both capital raising and investment activity. We raised $474 million of capital to date in 2013 and $724 million of capital in 2012. In addition, we entered into four credit facilities with an aggregate of $440 million to finance the origination of CRE first mortgage loans and the purchase of AAA/Aaa rated CMBS investments. In November 2012, we entered into our Securitization Financing Transaction to finance debt investments on a long-term non-recourse, non-mark-to-market basis that had previously been financed on our credit facilities.

        Throughout 2012 and into 2013, we actively invested across our businesses. With respect to our loan originations, to date in 2013 we originated four loans with an aggregate principal amount of

$204 million. The weighted average expected return on invested equity of these debt investments is approximately 13%, which excludes the potential upside through our proportionate interest in the Milford Plaza hotel and retail component at the hotel (see Recent Developments for further discussion). Also, as the advisor of NorthStar Income, we made six investments for $336 million during the same period.

        As of May 3, 2013, the principal proceeds we could receive from CDO bonds acquired is $559 million, which were purchased for $176 million and have an expected yield-to-maturity of over 20%. To date in 2013, we invested $551 million of equity in real estate investments, including $282 million related to the PE Fund JV (excluding contributions related to future funding commitments) which acquired interests in real estate private equity funds, $215 million in a portfolio of manufactured housing communities with an initial current yield of 14% and $54 million in seven multifamily properties with an aggregate initial current yield of 14%. The acquisitions of both the manufactured housing communities and the multifamily properties are owned through joint ventures and are consolidated under U.S. GAAP. There is no assurance we will realize these expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

Financing Strategy

        We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our initial public offering in 2004, we have completed preferred and common equity offerings raising aggregate proceeds of approximately $2.1 billion, including raising $474 million from the issuance of common and preferred equity through April 2013. We have also raised $286 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term (at the time of issuance) and limited covenants. In addition, we have raised $507 million of unsecured exchangeable senior notes, of which $302 million was outstanding as of March 31, 2013.

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

        Our legacy CRE debt and securities portfolios are predominantly financed through long-term, non-recourse CDOs. In our N-Star CDOs, rated CDO bonds are issued and backed by pools of collateral originated or acquired by us. The CDO bonds are non-recourse and the collateral is used to service the interest payments on the rated CDO bonds. After the reinvestment period, principal received from collateral amortizes the CDO bonds, so there is no maturity risk. At the time of issuance, we typically sold all of the investment-grade rated CDO bonds and retained the non-investment grade subordinate classes and equity notes, which we refer to as our retained equity interest in the CDO. Refer to "Liquidity and Capital Resources" for additional details regarding our CDO financing transactions.

        In late 2011, we began using secured term credit facilities to partially finance our non-legacy CRE debt and securities investments and in November 2012 we entered into our Securitization Financing Transaction which provides long-term, non-recourse, non-mark-to-market financing for our newly-originated non-legacy CRE debt investments. The credit facilities currently provide for an aggregate of up to $340 million to finance first mortgage loans and senior loan participations secured by commercial real estate and $100 million to finance the acquisition of AAA/Aaa rated CMBS. As of March 31, 2013, we had $38 million outstanding under our loan credit facilities, $18 million outstanding under our CMBS facility and $98 million issued as part of our Securitization Financing Transaction.

        Our real estate portfolio and certain REO are typically financed with non-recourse mortgages. We seek to match the term of the financing with the remaining lease term of the net lease and healthcare properties. Regarding our more recent acquisitions of real estate, including the manufactured housing communities and multifamily property investments, we seek long-term, non-recourse, non-mark to market financing that is also assignable and have been able to obtain such financing for our recent acquisitions at very favorable terms.

        Given the nature of our CDO financing arrangements for our legacy CRE debt and securities investments, we expect these borrowings to amortize over time as the underlying assets paydown or are sold. Borrowing levels for non-legacy CRE debt and securities investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our non-legacy CRE debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net funding spread.

Portfolio Management

        Credit risk management is our ability to manage our assets in a manner that preserves principal and income and minimizes credit losses that would decrease income. We use many methods to actively manage our asset base to preserve our income and capital. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. For our healthcare properties, we also consider the impact of regulatory changes on operator performance and property values. Many of our debt investments also require borrowers to replenish cash reserves for items such as taxes, insurance and future debt service costs. Late replenishments of cash reserves also may be an early indicator there could be a problem with the borrower or collateral. We also may negotiate a modification to debt terms if we believe such modification improves our ability to maximize principal recovery. Modifications may include changes to contractual interest rates, maturity dates and other borrower obligations. When we make a concession, generally through a reduction of an interest rate or extending a maturity date, we may seek to obtain additional collateral, fees and/or upside participation in any value creation of the property in return for the modification, although in a challenging real estate market obtaining additional collateral from struggling borrowers is difficult. As part of our portfolio management process, we evaluate the best alternatives for our loans which in some cases may result in us issuing default notices and beginning proceedings to take title to collateral when the borrower is not complying with the terms of a loan agreement where we believe taking control of the collateral as REO is the best course of action to protect our capital.

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

        Securities generally have a more liquid market than debt and real estate, but we typically have very little control over restructuring decisions when there are problems with the underlying collateral. We are a rated special servicer by Standard & Poor's and Fitch Ratings and were approved by Moody's Investor Services in connection with an acquisition of two "B-piece" transactions, one $2.1 billion "B-piece" acquired by us in 2011 and one $1.2 billion "B-piece" acquired by NorthStar Income in 2013. We manage risk in our CRE securities investments by selling assets when we can obtain a price that is attractive relative to its risk. In certain situations, we may sell an asset because there is an opportunity to reinvest the capital into a new asset with a more attractive risk/return profile.

        We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by the portfolio management team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively manage asset-specific credit issues and identify credit trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified by our credit reviews. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible loan loss reserves based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our capital from the investment.

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

        We generally required borrowers, at the time of origination and/or as required by property performance during the loan term, to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also generally required the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise an extension option under the loan as some of the borrowers had a recourse obligation to do so. Despite low interest rates and improving real estate fundamentals, we expect that in the future some of our borrowers related to our legacy CRE debt investments may still have difficulty servicing such debt.

        Each of our debt investments, while primarily backed by CRE collateral, is unique and requires customized portfolio management strategies for dealing with potential credit situations. The complexity of each situation depends on many factors, including the number of collateral properties, the type of property, macro and local market conditions impacting supply/demand, cash flow and collateral, and the financial condition of our borrowers and their willingness to support our collateral.

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

        Since our legacy CRE debt and securities investments are predominantly financed in CDOs, our portfolio management process is also focused on actively monitoring and managing our CDO financing transactions. A more detailed discussion of our CDO financing structures is provided in "Liquidity and Capital Resources."

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

        A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE's economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE's economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE's purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

        We evaluate our CRE debt and securities, investments in unconsolidated ventures and our securitization financing transactions, such as our CDOs and its liabilities to subsidiary trusts issuing preferred securities, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

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

Investments in and Advances to Unconsolidated Ventures

        We have non-controlling, unconsolidated ownership interests in entities that are generally accounted for using the equity method where the investment is increased each period for additional capital contributions and a proportionate share of the entity's earnings and decreased for cash distributions and a proportionate share of the entity's losses. We may account for an investment in a non-controlling, unconsolidated ownership interest in an entity at fair value by electing the fair value option under U.S. GAAP. We may account for such investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant.

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

Fair Value Option

        The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.

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

Real Estate Securities

        Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based upon expected cash flows through the expected maturity date of the security. Depending on the nature of the investment, changes to expected cash flows may result in a change to the yield which is then applied prospectively or retrospectively to recognize interest income.

Operating Real Estate

        Rental and escalation income from operating real estate is derived from leasing of space to various types of tenants and healthcare operators. The leases are for fixed terms of varying length and generally provide for annual rentals and expense reimbursements to be paid in monthly installments. Rental income from leases is recognized on a straight-line basis over the term of the respective leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in unbilled rent receivable on our consolidated balance sheets. Escalation income represents revenue from tenant/operator leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes paid by us on behalf of the respective property. This revenue is accrued in the same period as the expenses are incurred.

Commission Income

        Commission income represents income earned from selling equity in sponsored companies through our broker-dealer subsidiary and currently includes NorthStar Income. Commission income is accrued on a trade date basis.

Advisory and Other Fees

        Advisory and other fees include fees earned from the management of sponsored companies and are recognized in the period during which the related services are performed and the amounts have been contractually earned.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based upon projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

        Income recognition is suspended for a loan at the earlier of the date at which payments become 90-days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or legally discharged.

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

        CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

Operating Real Estate

        Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying value of the property over the estimated fair value.

        Allowances for doubtful accounts for tenant/operator receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants/operators to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator credit losses on unbilled rent receivable based upon an evaluation of the collectability of such amounts.

Other

        Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board, or FASB, issued an accounting update that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's non-recourse borrowing, the reporting entity must apply sales accounting to the real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the borrowing. The requirements of the accounting update were effective for us in the first quarter 2013 and are to be applied on a prospective basis. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.

        In February 2013, the FASB issued an accounting update to present the reclassification adjustments to OCI by component on the face of the statement of operations or in the notes to our consolidated financial statements. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety into earnings, an entity is required to cross-reference to other disclosures required under U.S. GAAP to provide additional detail about those amounts. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to March 31, 2012 (dollars in thousands):

	Three Months Ended March 31,		Increase (decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$70,335	$80,816	$(10,481)	(13.0)%
Interest expense on debt and securities	11,397	13,734	(2,337)	(17.0)%

Net interest income on debt and securities	58,938	67,082	(8,144)	(12.1)%
Other revenues
Rental and escalation income	38,896	27,662	11,234	40.6%
Commission income	16,940	7,399	9,541	128.9%
Advisory and other fees—related party	4,508	517	3,991	772.0%
Other revenue	544	104	440	423.1%

Total other revenues	60,888	35,682	25,206	70.6%
Expenses
Other interest expense	26,250	21,130	5,120	24.2%
Real estate properties—operating expenses	7,031	4,686	2,345	50.0%
Asset management expenses	2,918	2,284	634	27.8%
Commission expense	15,369	6,580	8,789	133.6%
Transaction costs	3,753	2,233	1,520	68.1%
Provision for loan losses, net	2,336	6,840	(4,504)	(65.8)%
General and administrative
Salaries and equity-based compensation	18,330	13,199	5,131	38.9%
Other general and administrative	5,026	3,953	1,073	27.1%

Total general and administrative	23,356	17,152	6,204	36.2%
Depreciation and amortization	15,074	12,215	2,859	23.4%

Total expenses	96,087	73,120	22,967	31.4%

Income (loss) from operations	23,739	29,644	(5,905)	(19.9)%
Equity in earnings (losses) of unconsolidated ventures	8,313	(501)	8,814	1,759.3%
Other income (loss)	—	20,258	(20,258)	(100.0)%
Unrealized gain (loss) on investments and other	13,585	(95,406)	108,991	114.2%
Realized gain (loss) on investments and other	4,082	15,352	(11,270)	(73.4)%

Income (loss) from continuing operations	49,719	(30,653)	80,372	262.2%
Income (loss) from discontinued operations	(23)	96	(119)	124.0%

Net income (loss)	$49,696	$(30,557)	$80,253	262.6%

Net Interest Income

        Net interest income is generated on our interest-earning assets and related interest-bearing liabilities and is recorded as part of our non-legacy and legacy CRE debt and securities segments. For assets financed in a CDO, the legacy CRE debt and securities segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,812,442	$30,723	6.78%	$1,698,406	$33,408	7.87%
CRE security investments	1,757,823	39,612	9.01%	2,273,457	47,408	8.34%

	$3,570,265	70,335	7.88%	$3,971,863	80,816	8.14%

Interest-bearing liabilities:(1)
CDO bonds payable	$3,082,293	$9,791	3.44%	$3,718,752	$13,128	3.70%
Securitization bonds payable	98,029	801	3.27%	NA	—	NA
Credit facilities	58,297	664	4.56%	67,042	463	2.76%
Secured term loan	14,644	141	3.85%	14,682	143	3.90%

	$3,253,263	11,397	3.46%	$3,800,476	13,734	3.68%

Net interest income		$58,938			$67,082

(1)
Excludes $208.5 million and $166.8 million carrying value of REO and investments in and advances to unconsolidated ventures, net of related financing as of March 31, 2013 and 2012, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, CMBS bonds payable, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All amounts are calculated based on quarterly averages.

(3)
Includes the effect of amortization of premiums or discounts and deferred fees.

(4)
Calculated based on annualized interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in our CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $16.8 million and $21.2 million of net cash payments on interest rate swaps reported in unrealized gain (loss) in our consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively.

        Interest income decreased $10.5 million, primarily attributable to decreased interest income on legacy investments ($14.1 million) and CSE CDO ($6.3 million), offset by additional income associated with an investment in our CDO bonds ($3.7 million) and increased interest income related to non-legacy CRE debt and securities investments ($6.3 million).

        Interest expense decreased $2.3 million, primarily attributable to lower interest expense related to repurchases and paydowns of CDO bonds payable ($3.3 million), offset by new borrowings on non-legacy investments through our credit facilities and our Securitization Financing Transaction ($1.0 million).

Other Revenues

Rental and Escalation Income

        Rental and escalation income increased $11.2 million, primarily attributable to our new investment in manufactured housing communities in our real estate segment ($8.4 million), higher income related to new REO in our legacy CRE debt segment ($3.0 million), offset by a lease expiration in our real estate segment ($0.2 million).

Commission Income

        Commission income is generated in our asset management business and currently represents income earned by us for selling equity in NorthStar Income through our broker-dealer subsidiary. The increase of $9.5 million is attributable to our increased capital raising velocity in 2013.

Advisory and Other Fees—Related Party

        Advisory and other fees are generated in our asset management business and increased $4.0 million due to increased fees from managing NorthStar Income.

Other Revenue

        Other revenue increased $0.4 million due to increases in various fees such as special servicing fees, draw fees and late fees.

Expenses

Other Interest Expense

        Other interest expense increased $5.1 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with our new investment in manufactured housing communities in our real estate segment ($2.6 million), new exchangeable senior notes at the corporate level ($2.1 million) and new mortgage notes payable associated with REO in our real estate debt segment ($1.0 million), offset by decreased interest expense from principal paydowns on mortgage notes payable in our real estate segment ($0.2 million) and junior subordinated notes at the corporate level ($0.3 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses increased $2.3 million, primarily attributable to our new investment in manufactured housing communities in our real estate segment ($1.1 million) and new REO in our legacy CRE debt segment ($1.2 million).

Asset Management Expenses

        Asset management expenses increased $0.6 million and consisted of costs primarily related to managing our legacy CRE debt investments and CDO financing transactions and are recorded as part of our legacy CRE debt and securities segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing our CDO financing transactions.

Commission Expense

        Commission expense is incurred in our asset management business and represents the fees paid to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions paid to employees of our broker-dealer. The increase of $8.8 million corresponds with the increased commission income.

Transaction Costs

        Transaction costs represent costs such as professional fees associated with the acquisition of an investment. For the three months ended March 31, 2013, transaction costs of $3.8 million related to our investment in the PE Fund JV, the purchase of a multifamily property and our acquisition of the manufactured housing communities in April 2013, all in our real estate segment. For the three months ended March 31, 2012, transaction costs of $2.2 million related to costs for transactions that were not completed.

Provision for Loan Losses, Net

        Provision for loan losses, net on our CRE debt investments decreased $4.5 million. Provision for loan losses, net of $2.3 million for the three months ended March 31, 2013 related to a provision for loan loss on a mezzanine loan ($6.3 million), offset by a reversal of provision for loan loss for a mezzanine loan for which we contemporaneously took title to the collateral ($4.0 million). Provision for loan losses, net of $6.8 million for the three months ended March 31, 2012 related to four debt investments which includes $5.2 million for mezzanine loans, $1.0 million for subordinated mortgage interests and $0.6 million for first mortgage loans.

General and Administrative

        General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of the asset management segment.

        General and administrative expenses increased $6.2 million primarily attributable to the following:

        Salaries and equity-based compensation expense increased $5.1 million primarily due to increased amortization of equity compensation in the form of limited partnership interests in the Operating Partnership which are structured as profits interests ($4.5 million), compensation including from higher staffing levels to accommodate our new business activities ($2.9 million), equity compensation for the 2012 and 2011 long-term incentive plans ($0.4 million and $0.2 million, respectively), offset by decreased equity compensation for the 2009 and 2010 long-term incentive plans ($0.4 million and $1.4 million, respectively) and the allocation of costs to our advised non-traded REIT.

        Other general and administrative expenses increased $1.1 million at the corporate level primarily due to increased legal fees related to general corporate work, offset by the allocation of costs to our advised non-traded REIT.

Depreciation and Amortization

        Depreciation and amortization expense increased $2.9 million, primarily related to our new investment in manufactured housing communities in our real estate segment ($2.5 million) and new REO in our legacy CRE debt segment ($0.4 million).

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings of unconsolidated ventures increased $8.8 million, primarily attributable to our investment in the PE Fund JV in our real estate segment ($7.7 million), income from new investments in our non-legacy CRE debt and securities segment ($0.9 million) and decreased losses from equity investments in our legacy CRE debt segment ($0.2 million).

Other Income (Loss)

        Other income (loss) of $20.3 million for the three months ended March 31, 2012 was primarily comprised of a reversal of a loss accrual previously recorded related to certain litigation in our real estate segment.

Unrealized Gain (Loss) on Investments and Other

        Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. Any change in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments on interest rate swaps is primarily part of our legacy CRE debt and securities segments while any change in fair value and net cash payments on interest rate swaps related to junior subordinated notes are at the corporate level.

        For the three months ended March 31, 2013, the $13.6 million net unrealized gain primarily related to our legacy CRE debt and securities business and included net unrealized gains on our legacy CRE securities investments ($96.5 million) and derivative instruments ($15.8 million), offset by unrealized losses on CDO bonds payable ($72.3 million) and net cash payments on interest rate swaps ($16.8 million). The remaining change related to unrealized losses on our junior subordinated notes ($9.6 million) at the corporate level.

        For the three months ended March 31, 2012, the $95.4 million net unrealized loss primarily related to our legacy CRE debt and securities business and included net unrealized losses on CDO bonds payable ($123.1 million) and net cash payments on interest rate swaps ($21.5 million), offset by unrealized gains on our legacy CRE securities investments ($54.6 million) and unrealized gains on derivative instruments ($14.5 million). The remaining change related to unrealized losses on our junior subordinated notes ($19.8 million) at the corporate level.

Realized Gain (Loss) on Investments and Other

        Realized gains (losses) are principally related to our legacy CRE debt and securities business. Realized gains of $4.1 million for the three months ended March 31, 2013 consisted primarily of net realized gains from the sale of timeshare units ($3.9 million), gains from the sale of CRE securities investments ($4.5 million), offset by foreign currency remeasurement loss ($1.8 million) and net losses on repurchases of CDO bonds ($2.4 million).

        Realized gains of $15.4 million for the three months ended March 31, 2012 consisted primarily of net realized gains from the sale of CRE debt and securities investments ($6.9 million), net realized gains from the sale of timeshare units ($5.1 million), gains from the sale of land in Arizona and Florida ($2.0 million) and foreign currency remeasurement gain ($1.7 million), offset by losses on the repurchases of CDO bonds ($0.3 million).

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period and are included as part of our legacy CRE debt and securities segments. For the three months ended March 31, 2013 and 2012, income from discontinued operations of an immaterial amount and $0.1 million, respectively, related to one healthcare property located in Kentucky classified as held for sale and one multifamily property located in Texas that was sold in 2012.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as senior term loans, senior notes exchangeable into common stock, trust preferred securities and perpetual preferred and common stock.

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

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. In the past, we have maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, AFFO, REIT qualification requirements, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of May 1, 2013 was approximately $284 million.

Securitization Financing Transaction

        In November 2012, we entered into a $351 million securitization financing transaction which provides long-term, non-recourse, non-mark-to-market financing and is collateralized by CRE debt investments originated by us and on behalf of NorthStar Income. A total of $228 million of securitization bonds were issued, $98 million of which was used to finance the assets we contributed, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. We used the proceeds to repay $95 million of borrowings on our credit facilities.

Secured Debt

        In March 2013, in connection with a multifamily investment, we entered into a non-recourse senior mortgage note totaling $40 million. The borrowing bears interest at a fixed rate of 3.996% and matures on April 1, 2023.

Loan Facilities

        In November 2011, July 2012 and March 2013, we entered into three separate credit facilities that provide an aggregate of $340 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. Initial maturity dates for these facilities range from November 2013 to July 2015 and all have extensions available at our option, subject to the satisfaction of customary conditions, with maturity dates extending through July 2018.

        Currently, we hold $231 million principal amount of CRE debt investments financed with $124 million from the loan facilities resulting in an expected return on invested equity of approximately 13%, which excludes the potential upside through our proportionate interest in the Milford Plaza and retail component at the hotel (see Recent Developments for further discussion). There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

CMBS Facility

        In October 2011, we entered into a credit facility that provides for $100 million to finance the acquisition of AAA/Aaa-rated CMBS and has an initial term of two years with a one-year extension option at our election subject to the satisfaction of certain customary conditions. Borrowings accrue interest at a per annum pricing rate equal to 1.65%, subject to adjustment.

        Currently, we hold $20 million principal amount of CMBS with a weighted average current yield of 4.0% financed with $18 million at a weighted average financing cost over the expected life of 1.6%, resulting in an expected return on invested equity of approximately 20%. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

Summary of Facilities

        Our loan and CMBS facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants.

CDO Financing Transactions

        All of our legacy CDOs are past the reinvestment period. During the reinvestment period, we were allowed to reinvest principal proceeds from the underlying collateral into qualifying replacement collateral without having to repay the liabilities. $201 million principal amount of our CRE debt investments financed in our CDOs have their maturity date in the remainder of 2013 of which $5 million principal amount contain extension options of at least one year. We expect that a majority of these debt investments may have their maturities extended beyond 2013 based on the contractual extension option or through modification with the expectation that future periods will have more attractive economic conditions and cheaper debt capital available for refinancing. It is therefore difficult to estimate the amount of proceeds we will recover from the underlying collateral and since we are past the reinvestment period, such amounts will be used to amortize the senior CDO bonds.

        Our CDO financing transactions require that the underlying assets meet a collateral value coverage test, or OC test (as defined by each applicable indenture) in order for us to receive regular cash flow distributions. Primarily rating downgrades and/or defaults of CMBS and other securities can reduce the deemed value of the security in measuring the OC test, depending upon the level of downgrade. Also, defaults in our CRE debt investments can reduce the OC test. At the end of the reinvestment period, our ability to maintain the OC and interest coverage, or IC, tests may be negatively impacted since we will not be able to reinvest principal in these CDOs. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the senior CDO bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our dividend and affect compliance with REIT requirements. While we have devoted a significant amount of resources to managing our existing investments, a weak economic environment and additional credit rating downgrades will make maintaining compliance with the CDO financing transactions more difficult.

        Our CDOs are collateralized by legacy CRE debt and securities, with a majority of our equity invested in our CRE debt CDOs. Our CRE debt CDOs currently have large OC cushions compared to our CRE securities CDOs. CRE debt investments are not subject to rating agency downgrades in calculating the OC tests, and as these investments were primarily directly originated by us, it provides for more control than a CMBS.

        In April 2013, we sent a notice to the bondholders of N-Star II exercising our option to redeem all of the outstanding bonds issued by N-Star II. We own $71 million principal amount of CDO bonds that we repurchased in the open market at an aggregate purchase price of $36 million. We expect the proceeds from the redemption will repay all or substantially all of our repurchased N-Star II bonds. On the redemption date, which is expected to be May 28, 2013, the issuer of N-Star II intends to sell all of its collateral and repay all of the respective CDO bonds. If the redemption is completed, we will deconsolidate N-Star II. There is no assurance that the redemption will be completed on the terms anticipated, if at all.

        The following table presents our CDO bonds payable owned as of May 3, 2013 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$114,112
AA through BBB	400,907
Below investment grade	194,043	(3)

Total(2)	$709,062

Weighted average original credit rating of repurchased CDO bonds	A / A2
Weighted average purchase price of repurchased CDO bonds(3)	32%

(1)
Represents the maximum amount of principal proceeds that could be received. There is no assurance the Company will receive the maximum amount of principal proceeds.

(2)
Unencumbered CDO bonds are owned by us, of which $559 million were repurchased at a discount to par. The majority of CDO bonds owned are eliminated with the liability of the respective CDO on our consolidated financial statements.

(3)
$44 million was repurchased at a discount and is included in the weighted average purchase price.

        The following table presents our CRE debt CDO financing transactions as of March 31, 2013 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CSE Jul-10		CapLease Aug-11		Total
Balance sheet as of March 31, 2013(1)
Assets, principal amount	$354,847	$456,810	$939,664	$869,572		$163,527		$2,784,420
CDO bonds, principal amount(2)	232,756	355,074	710,206	798,088		144,078		2,240,202

Net assets	$122,091	$101,736	$229,458	$71,484		$19,449		$544,218
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$1,593	$782	$3,246	$8,044		$653		$14,318
Collateral management and other fees	266	464	928	1,742		84		3,484
Interest coverage cushion(1)	1,545	899	4,198	5,388		387
Overcollateralization cushion(1)	52,485	58,535	135,336	79,203		9,206
At offering	19,808	17,412	42,193	(151,595	)(4)	5,987	(5)

(1)
Based on remittance report issued on date nearest to March 31, 2013.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

(4)
Based on trustee report as of June 24, 2010, closest to the date of acquisition.

(5)
Based on trustee report as of August 31, 2011, closest to the date of acquisition.

        The following table presents our CRE securities CDO financing transactions as of March 31, 2013 (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star II Jul-04	N-Star III Mar-05	N-Star V Sep-05	N-Star VII Jun-06	N-Star IX Feb-07	Total
Balance sheet as of March 31, 2013(1)
Assets, principal amount	$123,703	$159,208	$228,203	$329,584	$323,847	$1,038,256	$2,202,801
CDO bonds, principal amount(2)	121,621	147,165	147,608	259,935	272,228	734,544	1,683,101

Net assets	$2,082	$12,043	$80,595	$69,649	$51,619	$303,712	$519,700
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$—	$—	$—	$—	$—	$2,115	$2,115
Collateral management fees	44	51	60	55	54	713	977
Interest coverage cushion(1)	NEG	1,082	NEG	NEG	NEG	2,757
Overcollateralization cushion(1)	NEG	NEG	NEG	NEG	NEG	54,764
At offering	8,687	10,944	13,610	12,940	13,966	24,516

(1)
Based on remittance report issued on date nearest to March 31, 2013.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

        Currently, all of the N-Star CRE debt CDOs are in compliance with their OC and IC tests. Five of our N-Star securities CDOs (I, II, III, V and VII) are out of compliance with their respective OC tests, primarily due to rating agency downgrades. We expect that complying with OC and IC tests will continue to be difficult.

Cash Flows

Three Months Ended March 31, 2013 Compared to March 31, 2012

        Net cash provided by operating activities was $43 million for the three months ended March 31, 2013 compared to net cash used of $11 million for the three months ended March 31, 2012. The increase was primarily due to new investment activity.

        Net cash used in investing activities was $308 million for the three months ended March 31, 2013 compared to net cash provided by investing activities of $90 million for the three months ended March 31, 2012. The decrease in net cash provided was primarily due to new investments in the first quarter 2013.

        Net cash provided by financing activities was $214 million for the three months ended March 31, 2013 compared to net cash used of $29 million for the three months ended March 31, 2012. The primary cash inflows for the three months ended March 31, 2013 was $280 million of net new capital and $94 million of net new borrowings offset by $100 million for net repurchase/repayment of CDO bonds (utilizing restricted cash), $10 million for net swap activities and $47 million for the payment of dividends (common and preferred). The primary cash outflows for the three months ended March 31, 2012 was $125 million for net repurchase/repayment/reissuance of CDO bonds (utilizing restricted cash), $8 million for net swap activities and $20 million for the payment of dividends (common and preferred) offset by $126 million from net new capital and $8 million of net new borrowings.

Off Balance Sheet Arrangements

        We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in various unconsolidated ventures. Refer to "Note 8. Investments in and Advances to Unconsolidated Ventures" in Part I, Item 1. "Financial Statements" for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

Related Party Arrangements

Advisory and Other Fees

        We have an agreement with NorthStar Income to manage its day-to-day affairs, including identifying, originating and acquiring investments on behalf of NorthStar Income and we earn fees for our services. For the three months ended March 31, 2013 and 2012, we earned $5 million and $0.5 million of fees on these agreements, respectively. Additionally, we incur direct and indirect costs on behalf of Sponsored Companies such as NorthStar Income, NorthStar Healthcare and NorthStar Income II which are expected to be reimbursed subsequently to us by these managed entities.

        As of March 31, 2013, we had aggregate unreimbursed costs of $12 million from NorthStar Income, NorthStar Healthcare and NorthStar Income II. This amount is recorded as receivables, related parties on our consolidated balance sheets. For the three months ended March 31, 2013, we received $3 million of reimbursements from NorthStar Income. We may determine to defer these fees or seek reimbursement, subject to compliance with applicable policies. From inception through March 31, 2013, we have deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.

        We have agreements with each of our N-Star CDOs and the CSE and CapLease CDOs to perform certain advisory services. The fee income related to all of our CDO financing transactions are eliminated as a result of the consolidation of the respective CDO financing transaction. For the three months ended March 31, 2013, we earned $4.5 million in fee income that was eliminated in consolidation.

Purchase of Non-traded REIT Common Stock

        We committed to purchase up to $10 million in shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that NorthStar Income's distributions to stockholders exceeds its modified funds from operations, as defined in accordance with the current practice guidelines issued by the Investment Program Association, or MFFO. In connection with this commitment, we have purchased an aggregate of 507,980 shares acquired for $4.6 million since inception of NorthStar Income. We did not purchase any shares of NorthStar Income's common stock during the first quarter 2013.

        We also committed to purchase up to $10 million in shares of NorthStar Healthcare's common stock during the two-year period through August 7, 2014, in the event that NorthStar Healthcare's cash distributions to its stockholders exceed MFFO. In connection with this commitment, in February 2013, we satisfied NorthStar Healthcare's minimum offering amount as a result of the purchase of 222,223 shares of its common stock for $2 million. For the three months ended March 31, 2013, $0.1 million of shares were sold to third parties. In April 2013, we sold a $2 million participation in an $11 million first mortgage loan originated by us in February 2013, to NorthStar Healthcare. NorthStar Healthcare will purchase additional amounts of the loan, from time to time, as additional capital is raised, increasing the size of the participation until NorthStar Healthcare owns the entire loan.

        On May 6, 2013, NorthStar Income II's registration statement on Form S-11 was declared effective by the SEC. We have committed to purchase up to $10 million in shares of NorthStar Income II's common stock on similar terms to the agreement with NorthStar Income and NorthStar Healthcare. We have not purchased shares of NorthStar Income II's common stock related to this commitment.

Securitization Financing Transaction

        We entered into an agreement with NorthStar Income that provides that we both receive the economic benefit and bear the economic risk associated with the investments we each contributed into the Securitization Financing Transaction. In both cases, the respective retained equity interest of us and NorthStar Income is subordinate to interests of the senior bondholders of the Securitization Financing Transaction and the senior bondholders have no recourse to our general credit. In the event that either we or NorthStar Income suffer a complete loss of such retained equity interests in the Securitization Financing Transaction, any additional losses would be borne by the remaining retained equity interests held by us or NorthStar Income, as the case may be, prior to the senior bondholders.

Legacy Fund

        We have two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One loan of $16 million matures in March 2014 and has a one-year extension option. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the three months ended March 31, 2013 and 2012, we earned an aggregate $0.5 million of interest income for both periods. Furthermore, in February 2013, NorthStar Income made a $91 million loan to the Legacy Fund. In connection with this loan, we acting in our capacity as the advisor to NorthStar Income, received a customary 1.0% origination fee and further earn an annual asset management fee of 1.25%. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, we lease office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.1 million through December 31, 2015. We have the option to renew the lease for an additional five years.

PE Fund JV

        In connection with the PE Fund JV, we assigned our rights to subscribe to 29.5% of our interest in the PE Fund JV to a subsidiary of NorthStar Income. We and NorthStar Income contributed cash of $400 million, of which the funding from us and NorthStar Income was $282 million and $118 million, respectively.

        We guaranteed all of the funding obligations that may be due and owed under the PE Fund JV agreements directly to the PE Fund JV entities. We and NorthStar Income each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by us and NorthStar Income. We and NorthStar Income further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by us or NorthStar Income, as the case may be.

        In December 2012, we deposited an aggregate of $40 million in connection with this transaction, which included $12 million on behalf of NorthStar Income, in the proportion of the respective capital contributions. This amount was settled by NorthStar Income in the first quarter 2013.

Recent Developments

Preferred Stock Offering

        In April 2013, we issued 8.0 million shares of our new 8.50% Series D Cumulative Redeemable Preferred Stock, including the overallotment option, for net proceeds of $194 million.

Dividends

        On May 1, 2013, we declared a dividend of $0.19 per share of common stock. The common stock dividend will be paid on May 17, 2013 to stockholders of record as of the close of business on May 13, 2013. On May 1, 2013, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.20660 per share of our new Series D Preferred Stock. Dividends will be paid on all series of preferred stock on May 15, 2013, to stockholders of record as of the close of business on May 13, 2013.

Manufactured Housing Communities Portfolio

        In April 2013, we, through a subsidiary, completed our previously announced acquisition of a manufactured housing communities portfolio comprised of 71 communities containing approximately 17,000 pad rental sites located throughout five states (primarily in Florida and Salt Lake City, Utah) for an aggregate purchase price of $865 million, including all costs, escrows and reserves. Our deposit of $30 million in connection with this transaction, included in other assets on our consolidated balance sheet as of March 31, 2013, was applied to the aggregate purchase price at closing. We structured the acquisition as a joint venture with the same third-party operating partner that is currently managing our existing portfolio of manufactured housing communities. We contributed $215 million for an approximate 98% interest and will also control the joint venture. The joint venture obtained eight 10-year, non-recourse mortgages in the aggregate amount of $640 million at a weighted average fixed interest rate of 4.02% to finance the acquisition. We recorded $2.2 million of transaction costs in the first quarter 2013 in connection with this transaction.

Multifamily Portfolio

        In April 2013, we, through a joint venture with a private investor, acquired six multifamily properties located in Georgia, Florida and Tennessee, or Multifamily Portfolio, for $159 million. The Multifamily Portfolio was financed with six 10-year, non-recourse mortgages in the aggregate amount of $116 million at a weighted average fixed interest rate of 3.88%. The remainder was paid in cash. We contributed $41 million for a 95% interest in the Multifamily Portfolio.

Milford Hotel Loan

        In April 2013, we, together with NorthStar Income, originated a $255 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza hotel located in the epicenter of Times Square, New York City. The loan includes a 35% interest in the Milford Plaza and the retail component at the hotel. We funded $166 million of the loan and NorthStar Income funded the remaining $89 million of the loan. The $255 million loan was financed with $130 million from credit facilities with Deutsche Bank AG, pro-rata between us and NorthStar Income. We expect to earn an initial current yield of 12.5% on our $81 million of invested equity, which excludes the potential upside from our proportionate interest in the hotel and retail component at the hotel. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

Inflation

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates and/or changes in inflation rates. Substantially all of the leases at our manufactured housing communities and multifamily properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation on our manufactured housing communities and multifamily properties. Our consolidated financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and consolidated balance sheets are measured with reference to historical cost and/or fair value without considering inflation.

        Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Non-GAAP Financial Measures

Cash Available for Distribution

        CAD, is a non-GAAP financial measure. We calculate CAD by adjusting net cash provided by (used in) operating activities to deduct preferred stock dividends; to reflect actual distributions received related to income earned in joint ventures; to reflect timing differences related to certain general and administrative expenses and corporate borrowing payments; to reflect timing differences related to non-capitalized transaction costs that are amortized over the life of the investment for purposes of CAD; to include amortization of discounts related to repurchased CDO bonds, investments owned outside CDOs and similar income items; and to exclude one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items.

        We believe that CAD provides investors and management with a meaningful indicator of our operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of directors considers CAD in determining our quarterly cash dividends per share of common stock. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investment fundings, repayments and asset sales, capital raised, use of leverage and changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.

        CAD should not be considered as an alternative to net income (determined in accordance with U.S. GAAP), or as an indication of our cash from operating activities (determined in accordance with U.S. GAAP), or a measure of our liquidity. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies (dollars in thousands, except per share data):

Three Months Ended March 31, 2013
Net cash provided by operating activities	$42,674
Preferred stock dividends	(11,341)
Adjustment for joint ventures	(153)
Timing differences related to general and administrative expenses and corporate borrowings	(4,905)
Timing differences related to non-capitalized transaction costs	928
Amortization of discounts and other(1)	11,375

CAD	$38,578

CAD per share(2)	$0.21

(1)
Realized discounts related to repurchased CDO bonds totaled $53 million in 2012 and are currently expected to be approximately $60 million in 2013. For CAD, realized discounts on CDO bonds are assumed to equal annual amortization of total expected cash discount over a 5.7 year weighted average remaining life as of January 1, 2013.

(2)
CAD per share does not take into account any potential dilution from exchangeable senior notes, warrants or restricted stock units that are subject to performance metrics that are not currently achieved.

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

  •
  non-recurring transaction costs related to pursuing new investments;

  •
  an adjustment to reverse the effects of the straight-lining of rent income and expense and fair value lease revenue;

  •
  the amortization or accrual of various deferred costs including deferred financing costs, intangible assets and equity-based compensation;

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

        Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor AFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

        The following table presents a reconciliation of FFO and AFFO to income (loss) from continuing operations before non-controlling interest in our Operating Partnership for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Funds from operations:
Income (loss) from continuing operations	$49,719	$(30,653)
Non-controlling interests(1)	—	260

Net income (loss) before non-controlling interest in Operating Partnership	49,719	(30,393)
Adjustments:
Preferred stock dividends	(11,341)	(5,323)
Depreciation and amortization	14,375	10,829
Funds from discontinued operations	(23)	187
Real estate depreciation and amortization, unconsolidated ventures	197	207

Funds from operations	52,927	(24,493)

Adjusted funds from operations:
Funds from operations	52,927	(24,493)
Transaction costs	3,753	2,233
Straight-line rental income, net	(859)	(670)
Straight-line rental income/expense and amortization of above/below market leases, unconsolidated ventures	229	234
Amortization of deferred financing costs	1,404	860
Amortization of above/below market leases	(398)	(258)
Amortization of equity-based compensation	6,018	2,329
Unrealized (gain) loss from fair value adjustments	(30,339)	73,862

Adjusted funds from operations	$32,735	$54,097

FFO per share of common stock(2)	$0.29	$(0.23)
AFFO per share of common stock(2)	$0.18	$0.50

(1)
Amount excludes non-controlling limited partner interest in our Operating Partnership.

(2)
FFO and AFFO per share does not take into account any potential dilution from exchangeable senior notes, warrants or restricted stock units that are subject to performance metrics that are not currently achieved.

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

        Our CRE debt and securities investments bear interest at either a floating or fixed rate. The interest rates on our floating-rate assets typically float at a fixed spread over an index such as LIBOR and typically reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from these investments. Many of our non-legacy loan originations have a LIBOR floor which is in excess of current LIBOR.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse CDO or CMBS borrowings or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of March 31, 2013, a hypothetical 100 basis point increase in interest rates applied to our floating-rate assets would increase interest income by $20 million offset by an increase in interest expense of $26 million on our floating-rate liabilities.

        Changes in interest rates could affect the value of our fixed-rate CRE debt and securities investments and our net lease properties. For example, increasing interest rates would result in a higher required yield on investments, which would decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. In addition, the value of our net lease properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flows generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants/operators. Lower risk-free rates generally result in lower discount rates and, therefore, higher valuations, and vice versa, although the scarcity of financing for real estate and investor concerns over commercial real estate generally have recently decreased commercial real estate valuations, including valuations for real estate.

        Changes in interest rates and credit spreads may also impact our net book value as almost all of our investments in CRE securities are marked-to-market each quarter with any change in fair value reflected in unrealized gains (losses). Generally, as interest rates increase, the value of fixed-rate securities within our CDO financing transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark almost all of our CDO bonds payable and all related interest rate swaps to market which may cause a partial offset to the income and balance sheet impact of marking our CRE securities to market. Additionally, changes in unrealized gains (losses) do not directly affect our operating cash flows or our ability to pay a dividend to stockholders. Any change in fair value of our CRE securities investments could impact our ability to realize gains on such securities.

        We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of March 31, 2013, our counterparties do not hold any cash margin as collateral against our swap contracts. As of March 31, 2013, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. During the three months ended March 31, 2013, we recognized $16 million of unrealized gains from derivatives from fair value adjustments.

Credit Spread Risk

        The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premiums, or credit spreads, increase, the value of our fixed- and floating-rate assets decrease and vice versa. The fixed-rate securities, debt investments and net lease properties are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Excessive supply of these investments combined with reduced demand will generally cause the market to require a higher yield on these investments, resulting in the use of a higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.

        Market credit spreads are currently much wider than existed at the time we originated or acquired a majority of our investments. These market spreads imply that investments for which we did not elect fair value option, primarily our CRE debt and net lease investments, may be worth less than the amounts at which we carry these investments on our consolidated balance sheet. However, we typically financed these investments with borrowings priced in a similar credit environment and intend to hold them to maturity, and, therefore, we do not believe that intra- and inter-period changes in value caused by changing credit spreads materially impacts the economics associated with our investment.

Credit Risk

        Credit risk in our CRE debt and securities investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our asset portfolio and the underlying credit quality of our holdings and subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

        CMBS investments financed with our CMBS Facility are AAA/Aaa rated while most of our other CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt we invest in generally reflects comparable credit risk. The underlying CRE securities to our CDO note investments are diversified by asset type, industry, location and issuer. We further seek to minimize credit risk by monitoring the CDO note investments and the underlying credit quality of their holdings. Our CRE debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include taking title to collateral. We describe many of the options available to us in this situation in the "Portfolio Management" section of this Quarterly Report on Form 10-Q. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our debt amount. To the extent the amount of our debt investments plus all senior debt to our position exceeds the realizable value to our collateral (net of expenses), then we would incur a loss.

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

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-11 (File No. 333-114675))

3.2	Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

3.3	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)

3.4	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)

3.5	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.6	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on March 19, 2012)

3.7	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share and 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 13, 2012)

3.8	Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on July 13, 2012)

Exhibit Number	Description of Exhibit
3.9	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.875% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated October 5, 2012)

3.10	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.500% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated April 5, 2013)

4.1	Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-146679))

4.2	Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 22, 2007)

4.3	Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-152545))

4.4	Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on May 28, 2008)

4.5	Registration Rights Agreement relating to the 7.50% Exchangeable Senior Notes due 2031 of NorthStar Realty Finance Limited Partnership dated as of March 9, 2011, (incorporated by reference to Exhibit 4.4 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 9, 2011)

4.6	Indenture dated as of March 9, 2011, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 9, 2011)

4.7	Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 12, 2012)

4.8	Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 12, 2012)

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Exhibit Number		Description of Exhibit
10.1		Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.1 to the NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2		NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to the NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3		Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)

10.4		Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed September 14, 2006)

10.5		Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed February 9, 2007)

10.6		Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed May 29, 2007)

10.7	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed October 5, 2007)

10.8	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed October 5, 2007)

10.9	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Albert Tylis (incorporated by reference to Exhibit 99.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed July 27, 2009)

10.10		Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.11	+	NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

Exhibit Number		Description of Exhibit
10.12		Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.13		Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.14		Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.15		Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.16	+	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.17	+	Form of Amended and Restated Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.18	+	Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.19		Master Repurchase and Securities Contract, dated as of October 28, 2011, by and between NRFC WF CMBS, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.22 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.20		Guaranty Agreement, made as of October 28, 2011, by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.23 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.21		Master Repurchase and Securities Contract, dated as of November 22, 2011, by and between NRFC WF Loan, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.24 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.22		Limited Guaranty, made as of November 22, 2011, by NorthStar Realty Finance Corp. and NorthStar Realty Finance Limited Partnership for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

Exhibit Number		Description of Exhibit
10.23		Sixth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 21, 2012 (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.24	+	Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.'s Definitive Proxy Statement on Schedule 14A filed April 20, 2012)

10.25		Seventh Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 13, 2012)

10.26	+	Executive Employment Agreement, dated as of April 18, 2012, between NorthStar Realty Finance Corp. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.27		Omnibus Amendment to Repurchase Documents by and between NRFC WF Loan, LLC, as Seller, and Wells Fargo, National Association, as Buyer, Custodian, Servicer, Guarantor and Pledgor, dated as of April 13, 2012 (incorporated by reference to Exhibit 10.27 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.28		Eighth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 11, 2012 (incorporated by reference to Exhibit 10.28 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012)

10.29		Subscription Agreement dated as of December 10, 2012, by and among NRFC PE Fund Investor LLC, NRFC Inception, LP, Inception GP, LLC and the other party thereto, portions of which have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.29 to the NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012)

10.30	+*	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan

10.31		Purchase and Sale Agreement, effective as of February 15, 2013 among NRFC MH II Holdings, LLC. ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K/A filed May 6, 2013)

10.32		Amendment to Purchase and Sale Agreement, made as of March 27, 2013 among NRFC MH II Holdings, LLC, ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K/A filed May 6, 2013)

10.33		Master Repurchase Agreement, dated as of March 11, 2013, by and among NRFC DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 12, 2013)

10.34		Limited Guaranty, dated as of March 11, 2013, executed and delivered by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 12, 2013)

Exhibit Number		Description of Exhibit
10.35	*	Ninth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of April 10, 2013

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Equity (unaudited) as of March 31, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (unaudited)

*
Filed herewith.

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

NORTHSTAR REALTY FINANCE CORP.
Date: May 8, 2013	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ DEBRA A. HESS Debra A. Hess Chief Financial Officer