Form 10-Q
period 2013-06-30
NORTHSTAR REALTY FINANCE CORP.
filed 2013-08-05
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

        The Company has one class of common stock, par value $0.01 per share, 199,439,798 shares outstanding as of August 2, 2013.

NORTHSTAR REALTY FINANCE CORP.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue," "future" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities, our ability to grow our asset management business, our ability to manage our collateralized debt obligations, or CDOs, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

  •
  adverse economic conditions and the impact on the commercial real estate industry;

  •
  access to debt and equity capital and our liquidity;

  •
  our use of leverage;

  •
  our ability to meet various coverage tests with respect to our CDOs;

  •
  our ability to obtain mortgage financing on our real estate portfolio;

  •
  the affect of economic conditions on the valuation of our investments;

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

  •
  the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest, as well as on the tenants/operators of the real property that we own;

  •
  our ability to realize the value of the bonds we purchased and retained in our CDO financing transactions and other securitization financing transactions and our ability to complete securitization financing transactions on terms that are acceptable to us, or at all;

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

  •
  our ability to close the applicable interests in real estate private equity funds described in this Quarterly Report on Form 10-Q, on the terms described, if at all;

  •
  the possibility that the net asset value of interests in certain real estate private equity funds we acquired or propose to acquire do not necessarily reflect the fair value of such interest or that the actual amount of future capital commitments underlying all of those fund interests that will be called and funded by us could vary materially from our expectations;

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

        The foregoing list of factors is not exhaustive. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

        Factors that could have a material adverse effect on our operations and future prospects are set forth in our filings with the United States Securities and Exchange Commission, or SEC, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the heading "Risk Factors." The risk factors set forth in our filings with the SEC could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I. Financial Information

Item 1.    Financial Statements

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash and cash equivalents	$530,610	$444,927
Restricted cash	264,658	360,075
Operating real estate, net	2,617,107	1,401,658
Real estate debt investments, net	1,901,974	1,832,231
Investments in private equity funds, at fair value (refer to Note 6)	300,492	—
Investments in and advances to unconsolidated ventures	120,356	111,025
Real estate securities, available for sale	1,001,795	1,124,668
Receivables, net of allowance of $1,809 as of June 30, 2013 and $1,526 as of December 31, 2012	31,114	28,413
Receivables, related parties	13,625	23,706
Unbilled rent receivable, net of allowance of $321 as of June 30, 2013	17,271	16,129
Derivative assets, at fair value	9,332	6,229
Deferred costs and intangible assets, net	128,115	97,700
Assets of properties held for sale	1,595	1,595
Other assets	106,890	65,422

Total assets(1)	$7,044,934	$5,513,778

Liabilities
CDO bonds payable	$1,829,202	$2,112,441
Mortgage notes payable	2,003,538	1,015,670
Securitization bonds payable	97,906	98,005
Secured term loan	14,595	14,664
Credit facilities	139,119	61,088
Exchangeable senior notes	514,966	291,031
Junior subordinated notes, at fair value	220,617	197,173
Accounts payable and accrued expenses	73,272	45,895
Escrow deposits payable	109,149	90,032
Derivative liabilities, at fair value	132,640	170,840
Other liabilities	88,543	86,075

Total liabilities(2)	5,223,547	4,182,914

Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders' Equity
Preferred stock, $736,640 and $536,640 aggregate liquidation preference as of June 30, 2013 and December 31, 2012, respectively	697,352	504,018
Common stock, $0.01 par value, 500,000,000 shares authorized, 199,439,798 and 163,607,259 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,994	1,636
Additional paid-in capital	1,524,260	1,195,131
Retained earnings (accumulated deficit)	(426,203)	(376,685)
Accumulated other comprehensive income (loss)	(15,260)	(22,179)

Total NorthStar Realty Finance Corp. stockholders' equity	1,782,143	1,301,921
Non-controlling interests	39,244	28,943

Total equity	1,821,387	1,330,864

Total liabilities and equity	$7,044,934	$5,513,778

(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$172,567	$320,815
	Operating real estate, net	455,133	342,461
	Real estate debt investments, net	1,346,993	1,478,503
	Investments in and advances to unconsolidated ventures	59,308	59,939
	Real estate securities, available for sale	907,034	1,015,972
	Receivables, net of allowance	14,265	16,609
	Unbilled rent receivable	3,166	2,125
	Deferred costs and intangible assets, net	34,224	37,753
	Assets of properties held for sale	1,595	1,595
	Other assets	9,085	12,689

	Total assets of consolidated VIEs	$3,003,370	$3,288,461

(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	CDO bonds payable	$1,829,202	$2,112,441
	Mortgage notes payable	290,422	228,446
	Secured term loan	14,595	14,664
	Accounts payable and accrued expenses	11,908	13,626
	Escrow deposits payable	61,801	67,406
	Derivative liabilities, at fair value	132,640	170,840
	Other liabilities	23,150	25,144

	Total liabilities of consolidated VIEs	$2,363,718	$2,632,567

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share and Dividends Declared Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest income
Interest income	$73,148	$79,993	$143,483	$160,809
Interest expense on debt and securities	11,588	12,531	22,985	26,265

Net interest income on debt and securities	61,560	67,462	120,498	134,544
Other revenues
Rental and escalation income	65,213	28,319	104,109	55,981
Commission income, related party	32,635	8,679	49,575	16,078
Advisory and other fees, related party	5,787	2,742	10,295	3,259
Other revenue	1,130	1,526	1,674	1,630

Total other revenues	104,765	41,266	165,653	76,948
Expenses
Other interest expense	34,814	22,134	61,064	43,698
Real estate properties—operating expenses	18,048	4,250	26,690	8,369
Asset management expenses	1,506	787	2,813	3,071
Commission expense (refer to Note 9)	29,506	7,889	44,875	14,469
Transaction costs	6,750	200	10,503	2,433
Provision for loan losses, net	—	6,537	2,336	13,377
General and administrative
Salaries and equity-based compensation(1)	17,129	14,873	35,459	28,072
Other general and administrative	6,654	5,087	11,680	9,190

Total general and administrative	23,783	19,960	47,139	37,262
Depreciation and amortization	21,849	12,569	36,923	24,784

Total expenses	136,256	74,326	232,343	147,463

Income (loss) from operations	30,069	34,402	53,808	64,029
Equity in earnings (losses) of unconsolidated ventures	15,119	(336)	23,432	(837)
Other income (loss)	—	—	—	20,258
Unrealized gain (loss) on investments and other	(58,663)	(115,648)	(45,078)	(211,054)
Realized gain (loss) on investments and other	12,962	5,195	17,044	20,547

Income (loss) from continuing operations	(513)	(76,387)	49,206	(107,057)
Income (loss) from discontinued operations	(33)	(19)	(56)	94
Gain on sale from discontinued operations	—	285	—	285

Net income (loss)	(546)	(76,121)	49,150	(106,678)
Less: net (income) loss attributable to non-controlling interests	913	4,244	(820)	6,207
Preferred stock dividends	(12,993)	(5,635)	(24,334)	(10,958)

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(12,626)	$(77,512)	$23,996	$(111,429)

Earnings (loss) per share:
Basic	$(0.06)	$(0.62)	$0.13	$(0.98)

Diluted	$(0.06)	$(0.62)	$0.13	$(0.98)

Weighted average number of shares:
Basic	198,848,229	124,802,710	187,822,954	113,524,914

Diluted	208,636,823	131,178,131	200,217,141	119,285,979

Dividends declared per share of common stock	$0.20	$0.16	$0.39	$0.31

(1)
The three months ended June 30, 2013 and 2012 include $4.2 million and $4.8 million, respectively, of equity-based compensation expense. The six months ended June 30, 2013 and 2012 include $10.2 million and $7.2 million, respectively, of equity-based compensation expense.

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(546)	$(76,121)	$49,150	$(106,678)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	2,079	4,495	3,769	6,689
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 14)	1,722	1,873	3,484	3,746

Total other comprehensive income (loss)	3,801	6,368	7,253	10,435
Comprehensive income (loss)	3,255	(69,753)	56,403	(96,243)
Less: Comprehensive (income) loss attributable to non-controlling interests	735	3,935	(1,154)	5,703

Comprehensive income (loss) attributable to NorthStar Realty Finance Corp.	$3,990	$(65,818)	$55,249	$(90,540)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders' Equity
					Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	10,000	$241,372	96,045	$960	$809,826	$(8,626)	$(36,160)	$1,007,372	$32,242	$1,039,614
Net proceeds from offering of common stock	—	—	67,250	673	382,136	—	—	382,809	—	382,809
Net proceeds from offering of preferred stock	11,466	262,646	—	—	—	—	—	262,646	—	262,646
Redemptions of non-controlling interests	—	—	—	—	(2,358)	—	—	(2,358)	2,358	—
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	8,755	8,755
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(7,053)	(7,053)
Dividend reinvestment plan	—	—	35	1	202	—	—	203	—	203
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	12,817	12,817
Equity component of exchangeable senior notes	—	—	—	—	2,179	—	—	2,179	—	2,179
Other comprehensive income (loss)	—	—	—	—	—	—	13,981	13,981	690	14,671
Conversion of LTIP Units	—	—	277	2	3,146	—	—	3,148	(3,148)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	(79,472)	—	(79,472)	(6,191)	(85,663)
Dividends on preferred stock	—	—	—	—	—	(27,025)	—	(27,025)	—	(27,025)
Net income (loss)	—	—	—	—	—	(261,562)	—	(261,562)	(11,527)	(273,089)

Balance as of December 31, 2012	21,466	$504,018	163,607	$1,636	$1,195,131	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864

Net proceeds from offering of common stock	—	$—	34,500	$345	$279,839	$—	$—	$280,184	$—	$280,184
Net proceeds from offering of preferred stock	8,000	193,334	—	—	—	—	—	193,334	—	193,334
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	12,562	12,562
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(503)	(503)
Dividend reinvestment plan	—	—	13	—	120	—	—	120	—	120
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	10,195	10,195
Equity component of exchangeable senior notes	—	—	—	—	39,768	—	—	39,768	—	39,768
Conversion of exchangeable senior notes	—	—	43	—	(27)	—	—	(27)	—	(27)
Other comprehensive income (loss)	—	—	—	—	—	—	6,919	6,919	334	7,253
Conversion of LTIP Units	—	—	1,277	13	9,429	—	—	9,442	(9,442)	—
Dividends on common stock and LTIP Units	—	—	—	—	—	(73,514)	—	(73,514)	(3,665)	(77,179)
Dividends on preferred stock	—	—	—	—	—	(24,334)	—	(24,334)	—	(24,334)
Net income (loss)	—	—	—	—	—	48,330	—	48,330	820	49,150

Balance as of June 30, 2013 (unaudited)	29,466	$697,352	199,440	$1,994	$1,524,260	$(426,203)	$(15,260)	$1,782,143	$39,244	$1,821,387

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$49,150	$(106,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of private equity funds	(22,041)	—
Equity in (earnings) losses of unconsolidated ventures	(1,391)	837
Depreciation and amortization	36,923	24,987
Amortization of premium/accretion of discount on investments	(23,811)	(38,841)
Interest accretion on investments	(713)	(277)
Amortization of deferred financing costs	2,966	1,660
Amortization of equity-based compensation	10,195	7,158
Unrealized (gain) loss on investments and other	12,404	168,447
Realized gain (loss) on investments and other / other income	(17,044)	(21,090)
Reversal of accrued loss contingency and other costs	—	(22,041)
Distributions from private equity funds	22,041	—
Distributions from unconsolidated ventures	1,645	802
Amortization of capitalized above/below market leases	(823)	(565)
Unbilled rent receivable	(1,198)	(1,501)
Provision for loan losses, net	2,336	13,377
Allowance for uncollectable accounts	665	225
Other	93	—
Discount and loan fees received	6,304	13,158
Loan acquisition costs	(26)	(835)
Changes in assets and liabilities:
Restricted cash	(3,256)	(7,664)
Receivables	(901)	(4,232)
Other assets	(2,981)	7,014
Receivables, related parties	(1,714)	(1,254)
Accounts payable and accrued expenses	26,032	(16,634)
Other liabilities	4,645	17,680

Net cash provided by (used in) operating activities	99,500	33,733
Cash flows from investing activities:
Acquisitions of operating real estate, net	(1,267,910)	(6,858)
Improvements of operating real estate	(5,933)	(1,614)
Deferred costs and intangible assets	(464)	(732)
Net proceeds from disposition of operating real estate	—	8,542
Acquisitions of real estate securities, available for sale	—	(82,865)
Proceeds from sales of real estate securities, available for sale	170,397	200,285
Repayments on real estate securities, available for sale	125,465	77,974

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Originations/acquisitions of real estate debt investments	(219,552)	(210,487)
Proceeds from sales of real estate debt investments	—	10,845
Repayments on real estate debt investments	99,460	94,651
Change in restricted cash	(24,959)	(5,417)
Other assets	6,484	10,776
Investments in and advances to private equity funds	(297,376)	—
Distributions from private equity funds	36,415	—
Investment in and advances to unconsolidated ventures	(9,735)	(7,939)
Distributions from unconsolidated ventures	166	175

Net cash provided by (used in) investing activities	(1,387,542)	87,336
Cash flows from financing activities:
Purchase of derivative instruments	(9,585)	(8,920)
Settlement of derivative instruments	—	(8,163)
Borrowings from mortgage notes	992,836	4,500
Repayments of mortgage notes	(4,968)	(4,471)
Borrowings from credit facilities	92,560	84,161
Repayments of credit facilities	(14,529)	(16,102)
Paydowns on securitization bonds payable	(182)	—
Proceeds from CDO bond reissuance	—	10,360
Proceeds from CDO bonds	—	10,000
Repayments of CDO bonds	(443,437)	(387,885)
Repurchases of CDO bonds	(6,543)	(59,161)
Repayments of secured term loan	(69)	—
Payment of deferred financing costs	(25,097)	(3,072)
Change in restricted cash	145,265	58,415
Proceeds from exchangeable senior notes	300,000	75,000
Repurchases and repayment of exchangeable senior notes	(36,710)	(7,500)
Net proceeds from preferred stock offering	193,334	38,628
Net proceeds from common stock offering	280,184	199,123
Proceeds from dividend reinvestment plan	120	94
Dividends (common and preferred)	(97,848)	(45,961)
Contributions from non-controlling interests	12,562	—
Distributions to non-controlling interests	(4,168)	(8,864)

Net cash provided by (used in) financing activities	1,373,725	(69,818)
Net increase (decrease) in cash and cash equivalents	85,683	51,251
Cash and cash equivalents—beginning of period	444,927	144,508

Cash and cash equivalents—end of period	$530,610	$195,759

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business and Organization

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

        All references herein to the Company refer to NorthStar Realty Finance Corp. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.

2. Summary of Significant Accounting Policies

Basis of Quarterly Presentation

        The accompanying unaudited consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures normally included in the consolidated financial statements prepared under U.S. GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission ("SEC").

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities ("VIE") where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.

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

Voting Interest Entities

        A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating and/or kick-out rights by other parties.

        The Company performs on-going reassessments of whether entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.

Investments in and Advances to Unconsolidated Ventures

        The Company has non-controlling, unconsolidated ownership interests in entities that may be accounted for using the equity method, at fair value or the cost method.

        Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity's net income (loss). Capital contributions, distributions and net

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

income (loss) of such entities are recorded in accordance with the terms of the governing documents. Allocations of net income (loss) may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.

        The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments in joint ventures that own limited partnership interests in real estate private equity funds ("PE Investments"). PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. The Company records the change in fair value for its share of the projected future cash flows of PE Investments from one period to another in equity in earnings (losses) from unconsolidated subsidiaries in the consolidated statements of operations. Any change in fair value attributed to market related assumptions are considered unrealized gain (loss).

        The Company may account for investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if the Company determines the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.

Non-controlling Interests

        A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Non-controlling interests are required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) ("OCI") attributable to controlling and non-controlling interests. Allocations to non-controlling interests may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.

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

Comprehensive Income (Loss)

        The Company reports consolidated comprehensive income (loss) in separate statements following the consolidated statements of operations. Comprehensive income (loss) is defined as the change in equity resulting from net income (loss) and OCI. The components of OCI principally

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

include: (i) unrealized gain (loss) on real estate securities available for sale for which the fair value option is not elected; and (ii) the reclassification of unrealized gain (loss) on derivative instruments that are or were deemed to be effective hedges.

Fair Value Option

        The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. The Company will generally not elect the fair value option for its assets and liabilities. However, the Company may elect to apply the fair value option for certain investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.

Real Estate Debt Investments

        CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.

Operating Real Estate

        Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in the consolidated statements of operations. The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. The Company evaluates whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to collateral) ("REO") constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.

        Operating real estate, including REO, which has met the criteria to be classified as held for sale, is separately presented on the consolidated balance sheets. Such operating real estate is recorded at the lower of its carrying value or its estimated fair value less the cost to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of operations.

Real Estate Securities

        The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. The Company has historically elected to apply the fair value option for its CRE securities investments. For those CRE securities for which the fair value option was elected, any unrealized gains (losses) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

        The Company may decide to not elect the fair value option for certain CRE securities due to the nature of the particular instrument. For those CRE securities for which the fair value option was not elected, any unrealized gains (losses) from the change in fair value is recorded as a component of accumulated OCI in the consolidated statements of equity, to the extent impairment losses are considered temporary.

Revenue Recognition

Real Estate Debt Investments

        Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in the consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.

        Loans acquired at a discount with deteriorated credit quality are accreted to expected recovery, which takes into consideration the contractual cash flows of the loan, adjusted for the impact of any prepayments, and expected future cash flows the Company expects to receive. The Company continues to estimate the amount of recovery over the life of such loans. A subsequent change in expected future cash flows is recognized as an adjustment to the accretable yield prospectively over the remaining life of such loan.

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

Real Estate Securities

        Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flows through the expected maturity date of the security. Changes to expected cash flows may result in a change to the yield which is then applied retrospectively for high-credit quality securities or prospectively for all other securities to recognize interest income.

Commission Income

        Commission income represents income earned from selling equity in sponsored companies through NorthStar Realty Securities, LLC ("NorthStar Realty Securities"), the Company's broker-dealer

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

subsidiary while such companies are raising capital for their primary offering. Commission income is accrued on a trade date basis. The Company is currently raising capital for NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") and expects to begin raising capital for NorthStar Real Estate Income II, Inc. ("NorthStar Income II") in the near term. NorthStar Real Estate Income Trust, Inc. ("NorthStar Income"), the Company's first sponsored company, completed its primary offering on July 1, 2013. These companies are collectively referred to as Sponsored Companies.

Advisory and Other Fees

        Advisory and other fees include fees earned from the management of Sponsored Companies and are recognized in the period during which the related services are performed and the amounts have been contractually earned.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of the Company is required in this analysis. The Company considers the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Operating Real Estate

        The Company's real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

the Company's estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.

        Allowances for doubtful accounts for tenant/operator receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants/operators to make required rent and other payments contractually due. Additionally, the Company establishes, on a current basis, an allowance for future tenant/operator credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.

Investments in and Advances to Unconsolidated Ventures

        The Company reviews its equity investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in the consolidated statements of operations.

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment ("OTTI") as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

        CRE securities for which the fair value option is not elected, which predominately includes AAA/Aaa rated CMBS, are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

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

Other

        Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a complete discussion of the Company's significant accounting policies.

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

3. Variable Interest Entities

        As of June 30, 2013, the Company has identified the following consolidated and unconsolidated VIEs.

Consolidated VIEs (the Company is the primary beneficiary)

        The Company has sponsored eight CDOs, which are referred to as the N-Star CDOs. In addition, the Company has acquired equity interests of two CDOs, the CSE RE 2006-A CDO ("CSE CDO") and the CapLease 2005-1 CDO ("CapLease CDO"). The Company collectively refers to subordinate CDO bonds, preferred shares and equity notes as equity interests in a CDO. In the case of the CSE

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Variable Interest Entities (Continued)

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

        In connection with these financing transactions, the Company has various forms of significant ongoing involvement, which may include: (i) holding senior or subordinated interests in the CDOs and (ii) asset management. Each CDO transaction is considered a VIE. The Company has determined it is the primary beneficiary, and as a result, consolidates all of its CDO financing transactions, including the CSE CDO and CapLease CDO.

        The Company is not contractually required to provide financial support to any of its consolidated VIEs, however, the Company, in its capacity as collateral manager and/or special servicer, may in its sole discretion provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the six months ended June 30, 2013 and 2012.

Unconsolidated VIEs (the Company is not the primary beneficiary, but has a variable interest)

        Based on management's analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company's financial statements as of June 30, 2013. These unconsolidated VIEs are summarized as follows:

Real Estate Debt Investments

        The Company identified seven CRE debt investments with an aggregate carrying value of $122.3 million as variable interests in VIEs. The Company determined that it is not the primary beneficiary of these VIEs, and as such, the VIEs are not consolidated in the Company's financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.

Real Estate Securities

        The Company identified eight CRE securities with an aggregate fair value of $32.3 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For one securitization, the Company was appointed as special servicer. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Variable Interest Entities (Continued)

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

NorthStar Realty Finance Trusts

        The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the "Trusts"). The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method.

        The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of June 30, 2013 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$122,339	$—	$122,339	$122,339
Real estate securities, available for sale	—	—	32,322	32,322	32,322

Total assets	—	122,339	32,322	154,661	154,661
Junior subordinated notes, at fair value	220,617	—	—	220,617	NA

Total liabilities	220,617	—	—	220,617	NA

Net	$(220,617)	$122,339	$32,322	$(65,956)	NA

(1)
The Company's maximum exposure to loss as of June 30, 2013 would not exceed the carrying value of its investment.

        The Company did not provide financial support to any of its unconsolidated VIEs during the six months ended June 30, 2013 and 2012. As of June 30, 2013, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.

4. Operating Real Estate

        The following summarizes significant acquisitions of operating real estate for the six months ended June 30, 2013. The Company consolidates each of these properties based on its majority voting interest in the respective property owning entity, as applicable.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Operating Real Estate (Continued)

Manufactured Housing Communities Portfolio

        In April 2013, the Company, through a joint venture with a private investor, acquired a manufactured housing communities portfolio comprised of 71 communities containing approximately 17,000 pad rental sites located throughout five states (primarily in Florida and Salt Lake City, Utah) ("MH Portfolio 2") for an aggregate purchase price of $865.3 million, including all costs, escrows and reserves. MH Portfolio 2 was financed with eight separate ten-year, non-recourse mortgages in the aggregate amount of $640.0 million at a weighted average fixed interest rate of 4.02% and maturing in 2023 ("MH 2 Senior Mortgage"). The Company structured the acquisition as a joint venture with the same third-party operating partner that is currently managing the Company's initial portfolio of manufactured housing communities ("MH Portfolio 1"). The Company contributed $214.9 million of equity for an approximate 98% interest in MH Portfolio 2. For the three and six months ended June 30, 2013, the Company recorded $21.0 million of revenues and $0.7 million of net income associated with MH Portfolio 2.

        The following table presents unaudited consolidated pro forma results of operations based on the Company's historical financial statements and assumes the acquisition of MH Portfolio 2 and related borrowings occurred on January 1, 2012. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future, and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma total revenues	$178,678	$143,272	$332,863	$281,870
Pro forma net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(12,610)	$(76,451)	$24,505	$(108,778)
Pro forma EPS—Basic	$(0.06)	$(0.61)	$0.13	$(0.96)
Pro forma EPS—Diluted	$(0.06)	$(0.61)	$0.12	$(0.96)

Multifamily Investments

        In March 2013, the Company, through a joint venture with a private investor, acquired a multifamily property with 972 units, located in Tennessee ("Multifamily Property 1"), for $49.2 million. Multifamily Property 1 was financed with a non-recourse mortgage of $39.6 million at a fixed interest rate of 3.996% and maturing in 2023 ("MF Property 1 Senior Mortgage"). The Company contributed $12.9 million of equity for a 90% interest in Multifamily Property 1.

        In the second quarter 2013, the Company, through a joint venture with a private investor, acquired eight multifamily properties with 2,418 units, located in Georgia, Florida and Tennessee ("Multifamily Properties 2"), for $202.1 million. Multifamily Properties 2 was financed with seven separate non-recourse mortgages in the aggregate amount of $158.4 million at a weighted average fixed interest rate of 4.03% and maturing in 2023 ("MF Properties 2 Senior Mortgage"). The Company contributed $55.3 million of equity for a 95% interest in Multifamily Properties 2.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Operating Real Estate (Continued)

        In June 2013, the Company, through a joint venture with a private investor, acquired two multifamily properties with 626 units, located in Arizona ("Multifamily Properties 3"), for $61.5 million. Multifamily Properties 3 was financed with two separate non-recourse mortgages of $46.5 million at a weighted average fixed interest rate of 4.28% and maturing in 2023 ("MF Properties 3 Senior Mortgage"). The Company contributed $15.0 million of equity for an 85% interest in Multifamily Properties 3.

Healthcare Investments

        In June 2013, the Company acquired 11 assisted living facilities located in Minnesota for $51.0 million. The Company contributed $14.6 million of equity and financed the portfolio with a non-recourse mortgage of $38.2 million at an interest rate of LIBOR plus 3.00% and maturing in 2016 with two one-year extension options.

        In June 2013, the Company acquired a memory care facility located in Connecticut for $10.5 million. The Company contributed $3.0 million of equity and financed the property with a non-recourse mortgage of $7.9 million at an interest rate of LIBOR plus 2.75% and maturing in 2018.

REO Held for Investment

        The following table presents REO acquired by taking title, in connection with certain CRE debt investments, for the six months ended June 30, 2013 (dollars in thousands):

Date	Type	Location	Original Loan Balance	Initial REO Value(1)
January	Retail	Sheboygan, WI	$12,500	$6,877
February	Multifamily	Ventura, CA	25,117	25,117	(2)(3)
April	Land	Volusia County, FL	58,805	1,707	(4)
May	Office	Milpitas, CA	17,500	17,500

Total			$113,922	$51,201

(1)
Initial REO values approximate fair value.

(2)
Includes a $4.0 million recovery of a prior loan loss reserve at the time of taking title (refer to Note 5).

(3)
Contemporaneous with taking title to collateral the Company refinanced the existing third-party senior mortgage of $72.0 million primarily with proceeds from a new third-party senior mortgage of $62.2 million (refer to Note 8) and a note from an affiliate of $7.0 million that eliminates in consolidation.

(4)
Represents a loan acquired with deteriorated credit quality in the CSE CDO.

Summary of Acquisitions

        The Company estimated the fair value of the assets and liabilities for all real estate acquired (including taking title to collateral) at the date of acquisition. The following table presents the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Operating Real Estate (Continued)

preliminary allocation of purchase price of the real estate assets acquired or for which the Company took title to collateral and related liabilities (including financings entered into contemporaneous with the acquisition) for acquisitions in 2012 and 2013 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

	Manufactured Housing(1)	Multifamily	Healthcare	REO(2)
Assets:
Land	$253,219	$45,090	$3,525	$22,690
Land improvements	759,239	—	—	—
Buildings	27,451	267,770	57,975	120,989
Acquired in-place leases	25,911	—	—	—
Other assets acquired(3)	126,235	22,254	2,193	4,726

Total assets acquired	$1,192,055	$335,114	$63,693	$148,405

Liabilities:
Mortgage notes payable	$876,900	$244,554	$46,125	$62,156
Other liabilities assumed(4)	5,311	403	—	865

Total liabilities	882,211	244,957	46,125	63,021
Total NorthStar Realty Finance Corp. stockholders' equity	296,088	83,178	17,568	85,384
Non-controlling interests	13,756	6,979	—	—

Total equity	309,844	90,157	17,568	85,384

Total liabilities and equity	$1,192,055	$335,114	$63,693	$148,405

(1)
Represents the acquisition of MH Portfolio 1 and MH Portfolio 2.

(2)
Includes six properties, two of which the Company took title to in 2012, and represents the carrying value of the loans at the time of taking title to the collateral. One of the properties includes a note from an affiliate of $7.0 million that eliminates in consolidation.

(3)
Primarily includes manufactured homes, deferred financing costs and restricted cash.

(4)
Primarily includes prepaid rent and security deposits.

Real Estate Sales

        For the three months ended June 30, 2013, the Company sold 12 timeshare units for total sales proceeds of $9.6 million, including seller financing of $0.1 million, resulting in a net realized gain of $7.8 million. For the six months ended June 30, 2013, the Company sold 22 timeshare units for total sales proceeds of $16.8 million, including seller financing of $0.6 million, resulting in a net realized gain of $11.7 million.

        For the three months ended June 30, 2013, the Company sold 71 manufactured homes for total sales proceeds of $1.2 million, including seller financing of $1.1 million, resulting in a net realized gain

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Operating Real Estate (Continued)

of $0.4 million. For the six months ended June 30, 2013, the Company sold 79 manufactured homes for total sales proceeds of $1.4 million, including seller financing of $1.1 million, resulting in a net realized gain of $0.4 million.

Discontinued Operations

        Discontinued operations relates to a healthcare property held for sale as of June 30, 2013 and a multifamily and office property sold in 2012. The following table presents income (loss) from discontinued operations related to such properties for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012
Revenue
Rental and escalation income	$—	$907		$—	$1,678

Total revenue	—	907		—	1,678

Expenses
Real estate properties—operating expenses	33	815		56	1,381
Depreciation and amortization	—	111		—	203

Total expenses	33	926		56	1,584

Income (loss) from discontinued operations	(33)	(19)		(56)	94
Gain (loss) on sale from discontinued operations	—	285	(1)	—	285	(1)

Total income from discontinued operations	$(33)	$266		$(56)	$379

(1)
Relates to the sale of an office property located in Indiana.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments

        The following table presents CRE debt investments as of June 30, 2013 (dollars in thousands):

					Weighted Average
									Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)
Asset Type:
First mortgage loans	69	$1,552,368	$1,249,521	66.0%	5.19%	3.44%	1.25%	5.90%	88.6%
Mezzanine loans	15	356,461	266,238	15.1%	3.00%	2.17%	—	2.60%	54.7%
Subordinate mortgage interests	10	202,786	177,476	8.6%	10.95%	5.81%	—	9.17%	54.5%
Credit tenant loans and other notes	45	124,015	117,960	5.3%	6.60%	—	—	7.39%	—
Term loans	4	116,645	90,779	5.0%	11.31%	—	—	12.97%	—

Total/Weighted average	143	$2,352,275	$1,901,974	100.0%	6.78%	3.45%	1.25%	6.10%	71.5%

(1)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $1,347.0 million for CDO financing transactions, $147.2 million for Securitization 2012-1 and $228.6 million for credit facilities (refer to Note 8). The remainder is unleveraged. The Company has future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings, totaling $27.4 million. The Company expects that $22.3 million of these commitments will be funded from CDO financing transactions and require no additional capital from the Company. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $5.1 million.

(2)
Includes one subordinate mortgage interest and one mezzanine loan with an aggregate carrying value of $50.9 million on non-accrual status. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Non-accrual excludes $152.2 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(3)
Based on principal amount.

(4)
$331.7 million principal amount of the CRE debt investments have a weighted average LIBOR floor of 2.46%.

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of June 30, 2013, and for CRE debt with a LIBOR floor, using such floor.

        Year to date through August 1, 2013, the Company originated nine loans with an aggregate principal amount of $276.2 million, including one loan that is eliminated in consolidation.

        In April 2013, the Company, together with NorthStar Income, originated a $255.0 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza Hotel ("Milford") located in the epicenter of Times Square, New York City. In addition, the investment includes an

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

aggregate 35.0% interest in the Milford hotel and retail component of the hotel (refer to Note 6). The Company funded $165.7 million of the investment and NorthStar Income funded the remaining $89.3 million. The loan is comprised of a $104.0 million first mortgage loan and a $61.8 million subordinate mortgage interest, which is financed with $84.5 million from one of the Company's loan facilities.

        The loan is held by a general partnership of which both the Company and NorthStar Income are the general partners ("Milford Loan JV"). The Company is the designated partner. The Milford Loan JV is considered a voting interest entity and is not consolidated due to the substantive kick-out rights held by NorthStar Income. The Company and NorthStar Income each control their proportionate interest in the Milford Loan JV and have pledged their proportionate interest to their respective loan facilities. Accordingly, the Company records its respective CRE debt investment on its consolidated balance sheets.

        The following table presents CRE debt investments as of December 31, 2012 (dollars in thousands):

					Weighted Average
									Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)	Spread Over Prime	Yield(5)
Asset Type:
First mortgage loans	74	$1,578,872	$1,205,313	66.6%	4.29%	3.26%	1.25%	6.10%	94.5%
Mezzanine loans	18	440,941	333,064	18.6%	4.34%	1.61%	—	2.68%	59.9%
Subordinate mortgage interests	7	121,473	96,357	5.1%	6.40%	3.97%	—	5.85%	75.7%
Credit tenant loans and other notes	49	128,903	122,535	5.4%	6.59%	—	—	7.37%	—
Term loans	4	101,275	74,962	4.3%	11.05%	3.50%	—	12.19%	5.0%

Total/Weighted average	152	$2,371,464	$1,832,231	100.0%	6.26%	3.06%	1.25%	5.68%	78.2%

(1)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $1,478.5 million for CDO financing transactions, $145.6 million for Securitization 2012-1 and $51.2 million for credit facilities. The remainder is unleveraged.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

(5)
Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2012, and for CRE debt with a LIBOR floor, using such floor.

        The following table presents maturities of CRE debt investments based on principal amount as of June 30, 2013 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
July 1 - December 31, 2013	$54,577	$49,577
Years Ending December 31:
2014	812,128	306,720
2015	575,448	465,618
2016	319,473	412,672
2017	116,179	512,995
Thereafter	474,470	604,693

Total	$2,352,275	$2,352,275

(1)
Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the related debt agreements.

        As of June 30, 2013, the weighted average maturity including extensions of CRE debt investments is 4.3 years.

        Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.

        The principal amount of CRE debt investments differs from the carrying value due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves being recorded as part of the carrying value of the investment. As of June 30, 2013, the Company had $312.8 million of unamortized discounts ($248.5 million related to the CSE CDO) and $4.3 million of unamortized origination fees and costs.

        In July 2010, in connection with the acquisition of the equity interests in the CSE CDO, the Company consolidated certain CRE debt investments with deteriorated credit quality. As of June 30, 2013, such debt had an aggregate principal amount of $208.5 million and an aggregate carrying value of $42.2 million, of which $46.8 million of the remaining discount will be accreted. The change in the carrying value for the six months ended June 30, 2013 was due to payoffs and the write-off of a loan for which we took title to the collateral.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

        The following table presents the status of CRE debt investments (dollars in thousands):

	Carrying Value as of June 30, 2013					Carrying Value as of December 31, 2012
	Number	All Other Loans	Number	Non-Performing Loans	Total	Number	All Other Loans	Number	Non-Performing Loans	Total
Class of Debt:
First mortgage loans	69	1,255,711	—	$—	$1,255,711	73	$1,204,626	1	$12,500	$1,217,126
Mezzanine loans	15	356,400	—	—	356,400	18	441,100	—	—	441,100
Subordinate mortgage interests	10	199,576	—	—	199,576	7	118,457	—	—	118,457
Credit tenant loans and other notes	45	117,960	—	—	117,960	49	122,535	—	—	122,535
Term loans	4	105,529	—	—	105,529	4	89,712	—	—	89,712

Total real estate debt investments	143	2,035,176	—	—	2,035,176	151	1,976,430	1	12,500	1,988,930
Loan loss reserves	10	(133,202)	—	—	(133,202)	12	(151,076)	1	(5,623)	(156,699)

Total real estate debt investments, net		$1,901,974		$—	$1,901,974		$1,825,354		$6,877	$1,832,231

        The Company did not have any non-performing loans as of June 30, 2013. The Company's maximum exposure to loss related to the non-performing loans as of December 31, 2012 was $6.9 million.

Provision for Loan Losses

        The following table presents activity in loan loss reserves on CRE debt investments for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013		2012
Beginning balance	$153,412		$166,164	$156,699		$187,784
Provision for loan losses, net	—		6,537	2,336	(1)	13,377
Transfers to REO	—		—	(5,623)		—
Sales	—		(667)	—		(667)
Write-offs / payoffs	(20,210	)(2)	—	(20,210	)(2)	(28,460)

Ending balance	$133,202		$172,034	$133,202		$172,034

(1)
Includes a $4.0 million reversal of a previously recorded provision for loan loss.

(2)
Represents a write-off of a previously recorded loan loss reserve upon payoff of a loan.

Credit Quality Monitoring

        CRE debt investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

(ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company's expectations as to the ultimate recovery of principal at maturity.

        The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as a "loan with no loan loss reserve." The Company categorizes a debt investment as a non-performing loan ("NPL") if it is in maturity default and/or past due at least 90 days on its contractual debt service payments. The Company considers the remaining debt investments to be of weaker credit quality and categorizes such loans as "other loans with a loan loss reserve/non-accrual status." These loans are not considered NPLs because such loans are performing in accordance with contractual terms but the loans have a loan loss reserve and/or are on non-accrual status. Even if a borrower is currently paying contractual debt service or debt service is not due in accordance with its contractual terms, the Company may still determine that the borrower may not be able to perform under its contractual terms in the future and make full payment upon maturity. The Company's definition of an NPL may differ from that of other companies that track NPLs.

        The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

Credit Quality Indicator:	June 30, 2013	December 31, 2012
Loans with no loan loss reserve:
First mortgage loans	$1,201,737	$1,150,636
Mezzanine loans	170,586	186,122
Subordinate mortgage interests	177,476	96,357
Credit tenant loans and other notes	117,960	122,535
Term loans	69,021	53,204

Subtotal	1,736,780	1,608,854
Other loans with a loan loss reserve/non-accrual status:(1)
First mortgage loans	47,784	47,800
Mezzanine loans	95,652	146,942
Term loans	21,758	21,758

Subtotal	165,194	216,500
Non-performing loans:
First mortgage loans	—	6,877

Subtotal	—	6,877

Total	$1,901,974	$1,832,231

(1)
Includes five loans with a 100% loan loss reserve representing an aggregate principal amount of $55.0 million and four loans with a 100% loan loss reserve representing an aggregate principal amount of $36.0 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, these loans are not considered

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

  NPLs as debt service is currently being received or debt service is not contractually due until maturity.

  Impaired Loans

          The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013(2)				December 31, 2012(2)
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	5	$100,145	$78,879	$6,190	6	$112,774	$85,887	$11,813
Mezzanine loans	7	196,070	105,897	90,162	9	265,225	157,178	108,036
Subordinate mortgage interests	2	22,100	—	22,100	2	22,100	—	22,100
Term loans	1	45,550	21,758	14,750	1	45,550	21,758	14,750

Total	15	$363,865	$206,534	$133,202	18	$445,649	$264,823	$156,699

(1)
Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment.

(2)
Includes five loans, primarily first mortgage loans, considered TDRs with an aggregate carrying value of $41.4 million, all of which do not have loan loss reserves. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $13.4 million and $13.8 million as of June 30, 2013 and December 31, 2012, respectively, that is on non-accrual status and does have a loan loss reserve.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

        The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	June 30, 2013			June 30, 2012
	Number	Average Carrying Value	Quarter Ended Income	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	5	$78,884	$343	9	$109,589	$340
Mezzanine loans	7	117,792	143	9	172,022	2,049
Subordinate mortgage interests	2	—	1	3	14,036	12
Term loans	1	21,758	904	1	24,456	904

Total/weighted average	15	$218,434	$1,391	22	$320,103	$3,305

        The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	June 30, 2013			June 30, 2012
	Number of Loans	Average Carrying Value	Six Months Ended Income	Number of Loans	Average Carrying Value	Six Months Ended Income
Class of Debt:
First mortgage loans	5	$81,219	$684	9	$97,431	$667
Mezzanine loans	7	130,921	280	9	174,191	4,174
Subordinate mortgage interests	2	—	2	3	10,024	44
Term loans	1	21,758	1,798	1	25,356	1,807

Total/weighted average	15	$233,898	$2,764	22	$307,002	$6,692

        As of June 30, 2013, the Company did not have any loans past due greater than 90 days. As of December 31, 2012, the Company had one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days. These amounts exclude non-accrual loans discussed in the tables above.

Troubled Debt Restructurings

        The Company did not have any CRE debt investments modified that were considered TDRs during the three months ended June 30, 2013 and 2012. The following table presents CRE debt

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Real Estate Debt Investments (Continued)

investments that were modified and considered a TDR for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	June 30, 2013					June 30, 2012
	Number		Carrying Value	Original WA Interest Rate	Modified WA Interest Rate	Number		Carrying Value	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	—		$—	—	—	2	(2)	$25,245	3.33%	3.24%
Mezzanine loans	1	(1)	50,905	10.85%	0.00%	—		—	—	—
Subordinate mortgage interests	—		—	—	—	1	(3)	—	3.35%	0.03%

Total/weighted average	1		$50,905	10.85%	0.00%	3		$25,245	3.33%	3.24%

(1)
Considered a TDR in the first quarter 2013 and was subsequently modified in the second quarter 2013.

(2)
Excludes one first mortgage loan with a carrying value of $6.0 million considered a TDR in the first quarter 2012 which the Company subsequently took title to the collateral.

(3)
The carrying value of this loan was zero as of June 30, 2012.

        For the six months ended June 30, 2013, the Company had one CRE debt investment where the Company took title to the collateral and was considered a TDR. The carrying value of the loan at the time of taking title was $6.9 million. This REO is not included in the table above.

        All loans modified in a TDR generally provided interest rate concessions and/or deferral of interest or principal repayments. Any loan modification is intended to maximize the collection of the principal and interest related to such loan.

6. Investments in and Advances to Unconsolidated Ventures

        The following is a description of investments in and advances to unconsolidated ventures, including unconsolidated ventures that own PE Investments which are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. All of the below are accounted for under the equity method except for PE Investments for which the fair value option was elected.

        The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investments in unconsolidated ventures. The Company determined there was one significant unconsolidated joint venture with respect to PE Investment I as of June 30, 2013. However, given the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flows from one period to another, the Company determined there is no relevant summarized financial information to disclose.

Investments in Private Equity Funds

        PE Investments are considered voting interest entities. They are not consolidated by the Company due to the substantive participating rights of the partners in the joint venture that owns the interests in the real estate private equity funds. The Company elected the fair value option for PE Investments. As

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Investments in and Advances to Unconsolidated Ventures (Continued)

a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flows from one period to another.

PE Investment I

        In February 2013, the Company completed the initial closing ("Initial Closing") of its investment in joint ventures ("PE Investment I") which owns a portfolio of limited partnership interests in real estate private equity funds managed by institutional-quality sponsors. Pursuant to the terms of the agreement, at the Initial Closing, the full purchase price was funded, excluding future capital commitments. Accordingly, the Company funded $282.1 million and NorthStar Income (together with the Company, the "NorthStar Entities") funded $118.0 million. The NorthStar Entities have an aggregate ownership interest in PE Investment I of 51%, of which the Company owns 70.5%. The Company assigned its rights to the remaining 29.5% to a subsidiary of NorthStar Income. Teachers Insurance and Annuity Association of America (the "Class B Partner") contributed its interests in 47 funds subject to the transaction in exchange for all of the Class B partnership interests in PE Investment I.

        PE Investment I provides for all cash distributions on a priority basis to the NorthStar Entities as follows: (i) first, 85% to the NorthStar Entities and 15% to the Class B Partner until the NorthStar Entities receives a 1.5x multiple on all of their invested capital, including amounts funded in connection with future capital commitments; (ii) second, 15% to the NorthStar Entities and 85% to the Class B Partner until the Class B Partner receives a return of its then remaining June 30, 2012 capital; and (iii) third, 51% to the NorthStar Entities and 49% to the Class B Partner. All amounts paid to and received by the NorthStar Entities will be based on each partner's proportionate interest.

        Since the Company was contractually entitled to its proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date fund interests were transferred to PE Investment I, at the Initial Closing the Company recorded its proportional share of all distributions received since June 30, 2012. As of June 30, 2013, the carrying value of the investment in PE Investment I was $265.5 million. For the three and six months ended June 30, 2013, the Company recognized $14.4 million and $22.0 million, respectively, of equity in earnings. For the six months ended June 30, 2013, the Company received $56.5 million of net distributions and made $17.9 million of contributions related to PE Investment I. As of June 30, 2013, the Company's estimated future capital commitments to the fund interests in PE Investment I would be approximately $26.0 million.

        The Company guaranteed all of its funding obligations that may be due and owed under PE Investment I agreements directly to PE Investment I entities. The Company and NorthStar Income each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by the Company and NorthStar Income. The Company and NorthStar Income further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or NorthStar Income, as the case may be.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Investments in and Advances to Unconsolidated Ventures (Continued)

PE Investment II

        In June 2013, the Company, NorthStar Income and funds managed by Goldman Sachs Asset Management ("Vintage Funds") (each a "Partner") formed joint ventures ("PE Investment II") and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (the "Seller"), to acquire a portfolio of limited partnership interests in up to 25 real estate private equity funds managed by institutional-quality sponsors with an aggregate reported net asset value ("NAV") of approximately $925.4 million as of September 30, 2012. The Company, NorthStar Income and the Vintage Funds each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. All amounts paid and received will be based on each Partner's proportionate interest.

        PE Investment II will pay $509.9 million to the Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the "Initial Amount"), and will pay the remaining $415.5 million, or 45% of the September 30, 2012 NAV (the "Deferred Amount"), by the fourth year after the first day of the fiscal quarter following the closing date of each fund interest. The Company's share of the Initial Amount and the Deferred Amount represents $356.9 million and $290.9 million, respectively. The Company funded all of its proportionate share of the Initial Amount at the initial closing on July 3, 2013. Refer to Note 18 "Subsequent Events" for further disclosure. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount.

        PE Investment II is entitled to receive all cash distributions from September 30, 2012 through the closing of each fund interest and is obligated to fund all capital contributions from September 30, 2012. At each closing, there will be a "true up" for any distributions received and any contributions made by the Seller from the contributed funds since September 30, 2012. As of June 30, 2013, the Company's estimated future capital commitments to the fund interests in PE Investment II would be approximately $41.0 million.

        Beginning on the first day of the fiscal quarter following the closing date of each fund interest and for a period of three years thereafter, distributions will be made to PE Investment II on a priority basis as follows: 85% to PE Investment II and 15% to the Seller, provided that at the end of each such fiscal year, PE Investment II will pay amounts, if any, necessary to reduce the Deferred Amount by 15% of the then outstanding Deferred Amount (the "Amortization Amount") to the extent distributions to the Seller during each such year were less than the Amortization Amount for such year.

        In the fourth year following the applicable closing date, distributions will be split equally between PE Investment II and the Seller. At the conclusion of that four-year period, PE Investment II will be required to pay to the Seller the Deferred Amount less: (i) any distributions received by the Seller during such four-year period; and (ii) any Amortization Amounts received by the Seller during such four-year period. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.

        The Company guaranteed all of its funding obligations that may be due and owed under PE Investment II agreements directly to PE Investment II entities. The Company and NorthStar Income each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Investments in and Advances to Unconsolidated Ventures (Continued)

the Company and NorthStar Income. The Company and NorthStar Income further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by the Company or NorthStar Income, as the case may be.

        PE Investment II deposited an aggregate of $50.0 million in connection with the transaction. The deposit is generally non-refundable unless the transaction contemplated by the agreement is not consummated as a result of a material breach by the Seller. The Company anticipates closing the fund interests by the end of 2013, subject to customary closing conditions, including third-party consents. As of June 30, 2013, the carrying value of the investment in PE Investment II was $35.0 million.

Meadowlands

        The Company owns a 22% interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is secured by a retail/entertainment complex located in New Jersey (the "NJ Property"). During the third quarter 2010, the lender group took effective ownership of the NJ Property. As of June 30, 2013 and December 31, 2012, the carrying value of the investment in the NJ Property was $64.1 million and $64.8 million, respectively. For the three months ended June 30, 2013 and 2012, the Company recognized equity in losses of $0.4 million for both periods. For the six months ended June 30, 2013 and 2012, the Company recognized equity in losses of $0.7 million and $0.8 million, respectively.

LandCap Partners

        In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall") to form LandCap Partners and LandCap LoanCo. (collectively referred to as "LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of June 30, 2013 and December 31, 2012, the carrying value of the 49% interest in LandCap was $13.7 million and $13.5 million, respectively. As of June 30, 2013 and December 31, 2012, LandCap had investments totaling $27.9 million and $30.9 million, respectively. For the three months ended June 30, 2013 and 2012, the Company recognized equity in earnings of $0.3 million and equity in losses of $0.6 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized equity in earnings of $0.2 million and equity in losses of $0.7 million, respectively.

CS Federal Drive, LLC

        The Company owns a 50% interest in CS Federal Drive, LLC ("CS/Federal"), which owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and the joint venture financed the transaction with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. As of June 30, 2013 and December 31, 2012, the carrying value of the investment in CS/Federal was $5.4 million for each period. For the three months ended June 30, 2013 and 2012, the Company recognized equity in earnings of $0.1 million and

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Investments in and Advances to Unconsolidated Ventures (Continued)

$0.2 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized equity in earnings of $0.2 million and $0.4 million, respectively.

NorthStar Real Estate Income Trust, Inc.

        The Company sponsors NorthStar Income, a CRE debt-oriented non-traded REIT. As of June 30, 2013 and December 31, 2012, the carrying value of the investment in NorthStar Income was $6.0 million and $6.1 million, respectively, representing an interest of 0.6% and 1.1%, respectively. For the three months ended June 30, 2013 and 2012, the Company recognized $0.1 million of equity in earnings for each period. For the six months ended June 30, 2013 and 2012, the Company recognized $0.1 million and $0.2 million of equity in earnings, respectively.

Other

        In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. The Company owns an additional interest in the same loan through the CSE CDO with a carrying value of $11.5 million as of June 30, 2013. As of June 30, 2013 and December 31, 2012, the carrying value of the Company's investment was $5.7 million for each period. For the three months ended June 30, 2013 and 2012, the Company recognized $0.4 million and $0.3 million of equity in earnings. For the six months ended June 30, 2013 and 2012, the Company recognized $0.7 million and $0.3 million of equity in earnings, respectively.

        In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in New York. As of June 30, 2013 and December 31, 2012, the carrying value of the investment was $11.9 million and $11.4 million, respectively. For the three and six months ended June 30, 2013, the Company recognized $0.6 million and $1.2 million of equity in earnings, respectively.

        In April 2013, in connection with the Milford loan, the Company, together with NorthStar Income, has an aggregate 35.0% interest in the Milford hotel and retail component of the hotel. As of June 30, 2013, the carrying value of the investment was $0.8 million. For the three and six months ended June 30, 2013, the Company recognized $0.3 million of equity in losses.

        In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago. As of June 30, 2013, the carrying value of the investment was $8.6 million. For the three and six months ended June 30, 2013, the Company recognized $0.1 million of equity in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Securities, Available for Sale

        The following table presents CRE securities as of June 30, 2013 (dollars in thousands):

	Number(1)	Principal Amount	Amortized Cost	Cumulative Unrealized Gain (Loss) on Investments(2)	Fair Value(3)	Allocation by Investment Type(4)	Weighted Average Coupon	Weighted Average Yield(5)
Asset Type:
CMBS	412	$1,873,670	$1,308,735	$(414,322)	$894,413	86.6%	3.35%	9.44%
Third-party CDO notes	31	180,306	142,587	(88,254)	54,333	8.3%	0.44%	8.14%
Unsecured REIT debt	1	8,000	8,569	973	9,542	0.4%	7.50%	3.32%
Trust preferred securities	3	14,725	11,011	155	11,166	0.7%	2.26%	7.25%
Agency debentures	8	87,172	28,380	3,961	32,341	4.0%	NA	4.11%

Total	455	$2,163,873	$1,499,282	$(497,487)	$1,001,795	100.0%	2.98%	9.16%

(1)
Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(2)
Includes 17 CRE securities for which the fair value option was not elected.

(3)
Predominately all CRE securities serve as collateral for financing transactions including carrying value of $907.0 million for CDO financing transactions and $19.2 million for the CMBS Facility (refer to Note 8). The remainder is unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of June 30, 2013.

        The CMBS portfolio as of June 30, 2013 is comprised of 412 investments that are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, the portfolio is typically well-diversified by collateral type and geography. As of June 30, 2013, contractual maturities of the CRE securities investments ranged from six months to 39 years, with a weighted average expected maturity of 3.6 years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Real Estate Securities, Available for Sale (Continued)

        The following table presents CRE securities as of December 31, 2012 (dollars in thousands):

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

(3)
Predominately all CRE securities serve as collateral for financing transactions including carrying value of $1,016.0 million for CDO financing transactions and $35.5 million for the CMBS Facility (refer to Note 8). The remainder is unleveraged.

(4)
Based on principal amount.

(5)
Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2012.

        For the three months ended June 30, 2013, proceeds from the sale of CRE securities was $150.3 million, resulting in a net realized gain of $24.0 million. For the three months ended June 30, 2012, proceeds from the sale of CRE securities was $99.7 million, resulting in a net realized gain of $9.9 million. For the six months ended June 30, 2013, proceeds from the sale of CRE securities was $170.4 million, resulting in a net realized gain of $28.4 million. For the six months ended June 30, 2012, proceeds from the sale of CRE securities was $200.3 million, resulting in a net realized gain of $15.9 million. The three and six months ended June 30, 2013, include amounts related to the redemption of N-Star CDO II (refer to Note 8).

        CRE securities investments includes 17 securities for which the fair value option was not elected. As of June 30, 2013, the aggregate carrying value of these securities was $66.5 million, representing $3.5 million of accumulated net unrealized gains included in OCI. The Company held five securities with an aggregate carrying value of $16.8 million with an unrealized loss of $0.6 million as of June 30, 2013 and all were in an unrealized loss position for a period of less than 12 months. Based on management's quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Borrowings

        The following table presents borrowings as of June 30, 2013 and December 31, 2012 (dollars in thousands):

				June 30, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 3.68%(3)	$61,750	$57,269	$106,648	$100,429
N-Star II	—	—	—	—	—	82,694	69,089
N-Star III	Non-recourse	Jun-40	LIBOR + 1.09%(3)	110,742	60,147	148,232	60,806
N-Star IV	Non-recourse	Jul-40	LIBOR + 0.62%(3)	168,849	139,646	181,353	149,112
N-Star V	Non-recourse	Sep-45	LIBOR + 0.83%(3)	212,772	85,275	263,738	107,823
N-Star VI	Non-recourse	Jun-41	LIBOR + 0.51%(3)	256,478	200,040	284,623	221,306
N-Star VII	Non-recourse	Jun-51	LIBOR + 0.40%(3)	221,507	86,778	240,586	93,689
N-Star VIII	Non-recourse	Feb-41	LIBOR + 0.39%(3)	540,780	433,067	562,367	413,281
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%(3)	665,169	239,191	674,723	244,248
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.42%(3)	550,363	418,439	694,863	539,687
CapLease CDO	Non-recourse	Jan-40	4.94%(4)	127,004	109,350	131,926	112,971

Subtotal CDO bonds payable—VIE				2,915,414	1,829,202	3,371,753	2,112,441

Mortgage notes payable:(5)
Manufactured housing communities
MH 1 Senior Mortgage(6)	Non-recourse	Jan-23	4.387%	236,900	236,900	236,900	236,900
MH 2 Senior Mortgage(7)	Non-recourse	May-23	4.016%	639,999	639,999	—	—

Subtotal Manufactured housing communities				876,899	876,899	236,900	236,900

Healthcare
Hillsboro, OR	Non-recourse	Jan-14	5.94%	31,407	31,407	31,650	31,650
Wakefield Portfolio	Non-recourse	Mar-15	LIBOR + 5.95%(8)	56,235	56,235	56,717	56,717
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,617	20,617	20,747	20,747
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%(9)	4,425	4,425	4,453	4,453
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	154,030	154,030	155,332	155,332
Tuscola/Harrisburg, IL	Non-recourse	Jan-17	7.09%	7,606	7,606	7,667	7,667
East Arlington, TX	Non-recourse	May-17	5.89%	3,234	3,234	3,259	3,259
Minnesota Portfolio	Non-recourse	May-18(10)	LIBOR + 3.00%	38,249	38,249	—	—
Clinton, CT	Non-recourse	Jun-18	LIBOR + 2.75%	7,875	7,875	—	—

Subtotal Healthcare				323,678	323,678	279,825	279,825

Net lease
South Portland, ME	Non-recourse	Jun-14	7.34%	3,937	3,937	4,051	4,051
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	3,072	3,072	3,123	3,123
Reading, PA	Non-recourse	Jan-15	5.58%	12,921	12,921	13,073	13,073
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	44,132	44,132	44,575	44,575
Keene, NH	Non-recourse	Feb-16	5.85%	6,300	6,300	6,353	6,353
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,235	16,235	16,374	16,374
Aurora, CO	Non-recourse	Jul-16	6.22%	31,474	31,474	31,713	31,713
DSG Portfolio	Non-recourse	Oct-16	6.17%	32,014	32,014	32,296	32,296
Indianapolis, IN	Non-recourse	Feb-17	6.06%	26,812	26,812	27,022	27,022
Milpitas, CA	Non-recourse	Mar-17	5.95%	20,338	20,338	20,616	20,616
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC(11)	Non-recourse	Apr-17	6.21%	1,646	1,646	1,827	1,827
Salt Lake City, UT	Non-recourse	Sep-17	5.16%	13,932	13,932	14,133	14,133
Columbus, OH	Non-recourse	Dec-17	6.48%	22,471	22,471	22,643	22,643

Subtotal net lease				267,984	267,984	270,499	270,499

Multifamily
MF Property 1 Senior Mortgage	Non-recourse	Apr-23	3.996%	39,600	39,600	—	—
MF Properties 2 Senior Mortgage(12)	Non-recourse	May-23/July-23	4.03%	158,417	158,417	—	—

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Borrowings (Continued)

				June 30, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)	Principal Amount	Carrying Value(2)	Principal Amount	Carrying Value(2)
MF Properties 3 Senior Mortgage(13)	Non-recourse	Jul-23	4.28%	46,538	46,538	—	—

Subtotal Multifamily				244,555	244,555	—	—

Subtotal Non-VIE financing				1,713,116	1,713,116	787,224	787,224

REO
Phoenix, AZ	Non-recourse	May-17	4.50%	211,849	211,849	211,921	211,921
Austin, TX(14)	Non-recourse	Jan-19	4.44%	16,416	16,416	16,525	16,525
Ventura, CA(14)	Non-recourse	Mar-23	3.75%	62,157	62,157	—	—

Subtotal REO—VIE				290,422	290,422	228,446	228,446

Subtotal Mortgage notes payable				2,003,538	2,003,538	1,015,670	1,015,670

Securitization bonds payable:
Securitization 2012-1	Non-recourse	Aug-29	LIBOR+1.62%(3)	97,949	97,906	98,131	98,005

Subtotal Securitization financing transaction				97,949	97,906	98,131	98,005

Secured term loan:
Term Asset-Backed Securities Loan Facility	Non-recourse	Oct-14	3.64%	14,595	14,595	14,664	14,664

Subtotal Secured term loan—VIE				14,595	14,595	14,664	14,664

Credit facilities:
CMBS Facility	Recourse	Oct-14(15)	1.65%(16)	16,709	16,709	31,238	31,238
Loan Facility 1	Partial Recourse(17)	Nov-15(18)	2.69%(19)	23,060	23,060	15,000	15,000
Loan Facility 2	Non-recourse	Jul-18(20)	5.19%(21)	14,850	14,850	14,850	14,850
Loan Facility 3	Partial Recourse(22)	Mar-18(23)	5.19%(24)	84,500	84,500	—	—

Subtotal Credit facilities				139,119	139,119	61,088	61,088

Exchangeable senior notes:(25)
11.50% Notes(26)	—	—	—	—	—	35,710	35,611
7.25% Notes	Recourse	Jun-27(27)	7.25%	12,955	12,955	12,955	12,955
7.50% Notes	Recourse	Mar-31(28)	7.50%	172,500	163,940	172,500	162,596
8.875% Notes	Recourse	Jun-32(29)	8.875%	81,000	79,017	82,000	79,869
5.375% Notes	Recourse	Jun-33(30)	5.375%	300,000	259,054	—	—

Subtotal Exchangeable senior notes				566,455	514,966	303,165	291,031

Junior subordinated notes:(31)
Trust I	Recourse	Mar-35	8.15%	41,240	34,642	41,240	31,549
Trust II	Recourse	Jun-35	7.74%	25,780	21,655	25,780	19,722
Trust III	Recourse	Jan-36	7.81%	41,238	34,640	41,238	31,547
Trust IV	Recourse	Jun-36	7.95%	50,100	42,084	50,100	38,326
Trust V	Recourse	Sep-36	LIBOR + 2.70%	30,100	21,522	30,100	18,662
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	18,448	25,100	16,064
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	22,178	31,459	19,190
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	25,448	35,100	22,113

Subtotal Junior subordinated notes				280,117	220,617	280,117	197,173

Grand Total				$6,017,187	$4,819,943	$5,144,588	$3,790,072

(1)
Refer to Note 14 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)
Carrying value represents fair value with respect to CDO bonds payable (excluding CapLease CDO bonds payable for which the fair value option was not elected) and junior subordinated notes due to the election of the fair value option (refer to Note 13) and amortized cost with regards to the other borrowings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Borrowings (Continued)

(3)
Represents a weighted average spread. N-Star CDOs I and VI and CSE CDO are based on three-month LIBOR whereas all others are based on one-month LIBOR.

(4)
Represents a weighted average coupon.

(5)
Mortgage notes payable are subject to customary non-recourse carveouts.

(6)
Represents two separate senior mortgage notes both maturing in January 2023 with a weighted average interest rate of 4.387%.

(7)
Represents eight separate senior mortgage notes all maturing in May 2023 with a weighted average interest rate of 4.016%.

(8)
Contractual interest rate is based on three-month LIBOR with a 1.0% LIBOR floor.

(9)
Contractual interest rate is based on one-month LIBOR with a 1.0% LIBOR floor.

(10)
The initial maturity date is May 31, 2016, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(11)
Represents a mezzanine loan on the net lease property.

(12)
Represents seven separate senior mortgage notes, five maturing in May 2023 and two maturing in July 2023 with a weighted average interest rate of 4.03%.

(13)
Represents two separate senior mortgage notes both maturing in July 2023 with a weighted average interest rate of 4.28%.

(14)
In connection with this borrowing, the borrower is a special purpose entity separate from the Company and its affiliates, and as a result, the borrower's assets and credit are not available to satisfy the liabilities and the obligations of the Company or any of its other affiliates.

(15)
The initial maturity date is October 28, 2013, subject to a one-year extension at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(16)
Contractual interest rate equals a per annum pricing rate of 1.65%, subject to adjustment. The Company paid an upfront fee of 0.5% based on the total commitment and does not incur any non-utilization fees.

(17)
Recourse solely with respect to 25% of "core" assets and 100% of "flex" assets, which may only represent 25% of the total credit facility, as such terms are defined in the governing documents.

(18)
The initial maturity date is November 22, 2013, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(19)
Represents the weighted average contractual interest rate as of June 30, 2013, which varies based on collateral type and ranges from one-month LIBOR plus 2.25% to 3.00%.

(20)
The initial maturity date is July 30, 2015, with three, one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(21)
Represents the weighted average contractual interest rate as of June 30, 2013, which varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

(22)
Recourse solely with respect to certain types of loans as defined in the governing documents.

(23)
The initial maturity is March 11, 2014, with four one-year extensions.

(24)
Contractual interest rate varies based on collateral type and ranges from one-month LIBOR plus 2.50% to 5.00%.

(25)
Principal amount differs from carrying value on the consolidated balance sheets due to the unamortized discount associated with the equity component of the notes.

(26)
Paid off at par at maturity in June 2013.

(27)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2014.

(28)
The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(29)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2019.

(30)
The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2023 and June 15, 2028.

(31)
Junior subordinate notes Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from three-month LIBOR plus 2.50% to 2.90%.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Borrowings (Continued)

        The following table presents scheduled principal on borrowings, based on final maturity as of June 30, 2013 (dollars in thousands):

	Total	CDO Bonds Payable	Mortgage Notes Payable	Securitization Bonds Payable	Credit Facilities	Secured Term Loan	Exchangeable Senior Notes(1)	Junior Subordinated Notes
July 1 - December 31, 2013	$5,100	$—	$5,100	$—	$—	$—	$—	$—
2014	90,117	—	45,858	—	16,709	14,595	12,955	—
2015	153,780	—	130,720	—	23,060	—	—	—
2016	299,862	—	127,362	—	—	—	172,500	—
2017	279,688	—	279,688	—	—	—	—	—
Thereafter	5,188,640	2,915,414	1,414,810	97,949	99,350	—	381,000	280,117

Total	$6,017,187	$2,915,414	$2,003,538	$97,949	$139,119	$14,595	$566,455	$280,117

(1)
The 7.25% Notes, 7.50% Notes, 8.875% Notes and 5.375% Notes have a final maturity date of June 15, 2027, March 15, 2031, June 15, 2032 and June 15, 2033, respectively. The above table reflects the holders' repurchase rights which may require the Company to repurchase the 7.25% Notes, 7.50% Notes, 8.875% Notes and 5.375% Notes on June 15, 2014, March 15, 2016, June 15, 2019 and June 15, 2023, respectively.

Securitization 2012-1

        In November 2012, the Company entered into a $351.4 million securitization financing transaction ("Securitization 2012-1") collateralized by CRE debt investments originated by the Company and on behalf of NorthStar Income. The Company contributed five CRE debt investments with a $152.2 million aggregate principal amount and retained an equity interest of $54.1 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market bonds were issued, of which $98.1 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. The Company used the proceeds to repay $95.1 million of borrowings on its loan facilities.

        The retained equity interests of the Company and NorthStar Income are held by a general partnership and both the Company and NorthStar Income are the general partners ("Financing JV"). Both Securitization 2012-1 and the Financing JV are considered voting interest entities. The Company was appointed special servicer of Securitization 2012-1 and is the designated member of the Financing JV. The entities are not consolidated due to the substantive kick-out rights held by NorthStar Income. The transferred debt investments failed sale treatment under U.S. GAAP as the Company maintains effective control of its contributed assets. The Company records its respective CRE debt investments and securitization bonds payable on its consolidated balance sheets.

N-Star CDO II

        In May 2013, the Company completed the redemption of the outstanding bonds of N-Star CDO II. The Company owned $70.9 million principal amount of bonds in N-Star CDO II that it repurchased in the open market at an aggregate purchase price of $36.0 million. The Company received $70.0 million in connection with the redemption of the repurchased N-Star CDO II bonds. The Company deconsolidated N-Star CDO II in the second quarter 2013 and recorded a realized gain of $7.0 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Borrowings (Continued)

Exchangeable Senior Notes

        In June 2013, the Operating Partnership issued $300.0 million of 5.375% exchangeable senior notes ("5.375% Notes") which were offered in reliance on Section 4(a)(2) and Rule 144A of the Securities Act of 1933, as amended, for net proceeds of $290.5 million. The 5.375% Notes are senior unsecured obligations of the Operating Partnership. The 5.375% Notes have an initial exchange rate representing an exchange price of approximately $9.74 per share of the Company's common stock, subject to adjustment under certain circumstances.

        All of the Company's outstanding exchangeable senior notes contain unconditional guarantees by the Company, the Operating Partnership and/or NRFC Sub-REIT Corp., a wholly-owned subsidiary of the Operating Partnership ("Sub-REIT") on an unsecured and unsubordinated basis.

Credit Facilities

Loan Facilities

        In November 2011, a subsidiary of the Company entered into a master repurchase and securities contract ("Loan Facility 1") of $100.0 million to finance the origination of CRE first mortgage loans. In connection with Loan Facility 1, the Company, together with the Operating Partnership, entered into a guaranty agreement, under which the Company and the Operating Partnership guarantee certain of the obligations under Loan Facility 1. Additionally, in connection with Loan Facility 1, Sub-REIT provided a pledge and security agreement over its interests in the borrowing subsidiary of the Company. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. The Company has agreed to guarantee certain customary obligations under Loan Facility 1 if the Company or an affiliate of the Company engage in certain customary bad acts.

        Loan Facility 1 and the CMBS Facility (as defined below) contain liquidity covenants that require maintenance of an aggregate of $45.0 million of unrestricted cash to provide credit support for the borrowings. In addition, Loan Facility 1 and the CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral or make cash payments. As of June 30, 2013, the Company was not required to post additional collateral or make cash payments to maintain such ratios.

        In July 2012, a subsidiary of the Company entered into a credit and security agreement ("Loan Facility 2") of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 2, the Operating Partnership agreed to guarantee interest payments and the customary obligations under Loan Facility 2 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in the Company's borrowing subsidiary as collateral. Loan Facility 2 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of Loan Facility 2.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Borrowings (Continued)

        In March 2013, a subsidiary of the Company entered into a master repurchase agreement ("Loan Facility 3") of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 3, the Company and the Operating Partnership entered into a guaranty agreement under which the Company and the Operating Partnership guaranty certain of the obligations under Loan Facility 3. Loan Facility 3 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 3. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 3 if the Company or an affiliate of the Company engage in certain customary bad acts.

        The Company currently has $230.5 million principal amount of loans financed with $122.4 million on the loan facilities. The Company currently has $217.6 million of available borrowing under its loan facilities.

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

        As of June 30, 2013, the Company has $18.8 million principal amount of CMBS financed with $16.7 million on the CMBS Facility.

Summary of Credit Facilities

        During the initial term, all of the credit facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of June 30, 2013, the Company was in compliance with all of its financial covenants.

9. Related Party and Sponsored Company Arrangements

Commission Income and Expense

        Commission income represents income earned by the Company for selling equity in Sponsored Companies through NorthStar Realty Securities. Pursuant to dealer manager agreements between NorthStar Realty Securities and the Sponsored Companies, the Company receives selling commissions of up to 7% of gross offering proceeds raised. The Company reallows all selling commissions earned to participating broker-dealers. In addition, the Company also receives a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers. Commission expense represents fees to participating broker-dealers with whom the Company has distribution agreements and commissions to NorthStar Realty Securities. For the six months ended

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Related Party and Sponsored Company Arrangements (Continued)

June 30, 2013 and 2012, commission expense was $44.9 million and $14.5 million, respectively, of which $6.1 million and $2.1 million, respectively, related to NorthStar Realty Securities.

Advisory and Other Fees

        The Company has agreements with each of its Sponsored Companies to manage their day-to-day affairs, including identifying, originating and acquiring investments on their behalf and earning fees for its services. For the three months ended June 30, 2013 and 2012, the Company earned $5.8 million and $2.7 million of fees related to these agreements, respectively. For the six months ended June 30, 2013 and 2012, the Company earned $10.3 million and $3.3 million of fees on these agreements, respectively. In general, the Company may determine to defer fees or seek reimbursement, subject to compliance with applicable policies. From inception through June 30, 2013, the Company deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.

        Additionally, the Company incurs direct and indirect costs on behalf of its Sponsored Companies which are expected to be reimbursed subsequently to the Company. As of June 30, 2013 and December 31, 2012, the Company had aggregate unreimbursed costs of $13.1 million and $11.6 million, respectively, from its Sponsored Companies. These amounts are recorded as receivables, related parties on the consolidated balance sheets. For the six months ended June 30, 2013, the Company received $5.8 million of reimbursements from its Sponsored Companies.

        The Company has agreements with each of its N-Star CDOs and the CSE and CapLease CDOs to perform certain collateral management services. The fee income related to all of the CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the three months ended June 30, 2013 and 2012, the Company earned $5.0 million and $3.6 million in fee income, respectively, that was eliminated in consolidation. For the six months ended June 30, 2013 and 2012, the Company earned $9.4 million and $7.5 million in fee income, respectively, that was eliminated in consolidation.

Purchase of Common Stock of Sponsored Companies

        The Company committed to purchase up to $10.0 million in shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that NorthStar Income's distributions to its stockholders exceeds its modified funds from operations ("MFFO") (as defined in accordance with the current practice guidelines issued by the Investment Program Association). In connection with this commitment, the Company purchased an aggregate of 507,980 shares of NorthStar Income's common stock for $4.6 million from inception of NorthStar Income through the termination of the agreement.

        The Company also committed to purchase up to $10.0 million in shares of NorthStar Healthcare's common stock during the two-year period through August 7, 2014 (including $2.0 million in shares of common stock purchased by an affiliate to satisfy the minimum offering requirement), in the event that NorthStar Healthcare's cash distributions to its stockholders exceeds its MFFO. In connection with this commitment, in February 2013, the Company satisfied NorthStar Healthcare's minimum offering amount as a result of the purchase of 222,223 shares of its common stock for $2.0 million. For the six months ended June 30, 2013, $0.6 million of gross proceeds were raised from the issuance of NorthStar Healthcare's common stock to third parties. In the second quarter 2013, the Company sold a

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Related Party and Sponsored Company Arrangements (Continued)

$2.5 million participation in an $11.3 million first mortgage loan originated by the Company in February 2013, to NorthStar Healthcare. NorthStar Healthcare will purchase additional amounts of the loan, from time to time, as additional capital is raised, increasing the size of the participation until NorthStar Healthcare owns the entire loan. The Company currently consolidates NorthStar Healthcare based on its majority voting interest in the entity. The Company expects to deconsolidate NorthStar Healthcare as additional capital is raised and the Company no longer owns a majority voting interest.

        In May 2013, NorthStar Income II's registration statement on Form S-11 was declared effective by the SEC. The Company committed to purchase up to $10.0 million in shares of NorthStar Income II's common stock on similar terms to the agreement with NorthStar Income and NorthStar Healthcare. The Company has not purchased shares of NorthStar Income II's common stock related to this commitment.

Securitization 2012-1

        The Company entered into an agreement with NorthStar Income that provides that both the Company and NorthStar Income receive the economic benefit and bear the economic risk associated with the investments each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of the Company and NorthStar Income is subordinate to interests of the senior bondholders of Securitization 2012-1 and the senior bondholders have no recourse to the general credit of the Company or NorthStar Income. In the event that either the Company or NorthStar Income suffer a complete loss of their retained equity interests in Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by the Company or NorthStar Income, as the case may be, prior to the senior bondholders.

Legacy Fund

        The Company has two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower. One loan of $16.3 million matures in March 2014 and has a one-year extension option. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23.2 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the three months ended June 30, 2013 and 2012, the Company earned an aggregate $0.5 million of interest income for both periods. For the six months ended June 30, 2013 and 2012, the Company earned an aggregate $1.1 million of interest income for both periods. Furthermore, in February 2013, NorthStar Income made a $91.0 million loan to the Legacy Fund. In connection with this loan, the Company acting in its capacity as the advisor to NorthStar Income, received a customary 1.0% origination fee and further earns an annual asset management fee of 1.25%. One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, the Company leases office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.2 million through December 31, 2016. The Company has the option to renew the lease for an additional five years.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Equity-Based Compensation

Omnibus Stock Incentive Plan

        In September 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan and such plan, as amended and restated, was further adopted by the board of directors of the Company on April 17, 2013 and approved by the stockholders on May 29, 2013 (the "Stock Incentive Plan"). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted shares and other equity-based awards such as limited partnership interests in the Operating Partnership which are structured as profits interests ("LTIP Units") or any combination of the foregoing. LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of grant. The eligible participants in the Stock Incentive Plan include directors, officers, employees, consultants and advisors of the Company.

        An aggregate of 15,647,841 shares of common stock of the Company are currently reserved pursuant to the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. 9,238,835 LTIP Units have been issued, of which 2,915,187 LTIP Units remain subject to vesting.

        The following table presents the status of all LTIP Unit grants as of June 30, 2013 and December 31, 2012 (units in thousands):

	June 30, 2013		December 31, 2012
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	6,228	$7.66	4,208	$7.53
Granted	4,320	8.10	2,306	5.59
Converted to common stock	(1,277)	7.81	(277)	11.09
Forfeited	(2)	5.38	(9)	5.38

Ending Balance/Weighted Average	9,269	$7.84	6,228	$7.66

(1)
Reflects the balance as of January 1, 2013 and 2012 for the periods ended June 30, 2013 and December 31, 2012, respectively.

(2)
Includes 698,142 LTIP Units issued in connection with the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan of which 667,509 LTIP Units have been converted.

        The Company recognized equity-based compensation expense related to these awards of $3.1 million and $3.0 million for the three months ended June 30, 2013 and 2012, respectively, and equity-based compensation expense of $8.3 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the related equity-based compensation expense to be recognized over the remaining vesting period through April 2017 is $17.8 million, provided there are no forfeitures.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Equity-Based Compensation (Continued)

Incentive Compensation Plan

        The compensation committee of the board of directors (the "Committee") of the Company approved the material terms of the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan for the Company's executive officers and other employees (the "Plan"). Pursuant to the Plan, a potential incentive compensation pool is expected to be established each calendar year. The size of the incentive pool will be calculated as the sum of: (a) 1.75% of the Company's "adjusted equity capital" for the year; and (b) 25% of the Company's adjusted funds from operations, as adjusted, above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.

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

        In connection with the 2009 Plan, the Company issued 3,147,454 RSUs to executive officers subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ended December 31, 2011. The Company determined in 2011 that the performance hurdle was reached which entitled the recipients to 100% of the RSUs granted. The Company did not have a sufficient amount of common stock or LTIP Units available, and as a result, 2,609,074 RSUs were settled in cash in February 2012. 538,380 RSUs were not settled until December 2012, subject to continued employment of certain executive officers through such date. The Company recognized compensation expense of $0.4 million and $0.8 million for the three and six months, respectively, ended June 30, 2012 and such RSUs were settled in cash for $1.4 million in December 2012.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Equity-Based Compensation (Continued)

        In connection with the 2010 Plan, the Company issued 2,209,999 RSUs to executive officers, subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 the performance hurdle was reached entitling the recipients to 100% of the RSUs granted, and accordingly recorded a cumulative catch up adjustment of $3.6 million to compensation expense based on the stock price at the grant date. For the three and six months ended June 30, 2012, the Company recognized equity-based compensation expense of $1.4 million and $2.9 million, respectively, and the award was fully amortized by December 31, 2012. In achievement of the performance hurdles, the Company issued 2,209,999 LTIP Units to executive officers in February 2013.

        In connection with the 2011 Plan, the Company issued 1,525,797 RSUs to executive officers, subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three months ended June 30, 2013 and 2012, the Company recognized compensation expense of $0.4 million and $0.4 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized compensation expense of $0.7 million and $0.5 million, respectively. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,525,797 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2015 and which may not be sold prior to January 1, 2015. The Company also granted 606,257 LTIP Units (net of forfeitures) to certain non-executive employees, which vest quarterly over three years beginning April 2012.

        In connection with the 2012 Plan, the Company issued 1,409,682 RSUs to executive officers, subject to the Company achieving target stock prices for the four-year period ending December 31, 2015. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three and six months ended June 30, 2013, the Company recognized compensation expense of $0.8 million and $1.1 million, respectively. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,409,682 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2016 and which may not be sold prior to December 31, 2015. The Company also granted 581,607 of LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2013.

11. Stockholders' Equity

Common Stock

        In February 2013, the Company issued 34.5 million shares of its common stock at a public offering price of $8.39 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $280.2 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Stockholders' Equity (Continued)

Preferred Stock Offering

        In April 2013, the Company issued 8.0 million shares of its new 8.50% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), including the over-allotment option, for net proceeds of $193.3 million.

Dividend Reinvestment Plan

        In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the "DRP"), pursuant to which it registered with the SEC and reserved for issuance 14,279,846 shares of its common stock. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company's common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the six months ended June 30, 2013, the Company issued 12,993 shares of its common stock pursuant to the DRP for gross sales proceeds of $0.1 million.

Dividends

        The following table presents dividends declared (on a per share basis) for the six months ended June 30, 2013:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C	Series D
February 13	$0.18	February 1	$0.54688	$0.51563	$0.76424	NA
May 1	$0.19	May 1	$0.54688	$0.51563	$0.55469	$0.20660

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Stockholders' Equity (Continued)

Earnings Per Share

        The following table presents earnings per share ("EPS") for the three and six months ended June 30, 2013 and 2012 (dollars and shares in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(12,626)	$(77,512)	$23,996	$(111,429)
Net income (loss) attributable to LTIP Units non-controlling interest	(621)	(3,964)	1,112	(5,667)

Net income (loss) attributable to common stockholders and LTIP Units(1)	$(13,247)	$(81,476)	$25,108	$(117,096)

Denominator:
Weighted average shares of common stock	198,848	124,803	187,823	113,525
Weighted average LTIP Units(1)	9,789	6,375	9,091	5,761

Weighted average shares of common stock and LTIP Units	208,637	131,178	196,914	119,286

Dilutive securities(2)	—	—	3,303	—

Weighted average diluted shares	208,637	131,178	200,217	119,286

Earnings per share:
Basic	$(0.06)	$(0.62)	$0.13	$(0.98)

Diluted	$(0.06)	$(0.62)	$0.13	$(0.98)

(1)
The EPS calculation takes into account LTIP Units which receive non-forfeitable dividends from the date of grant, share equally in the Company's net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes and certain warrants outstanding and exercisable that were not dilutive as of June 30, 2013. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company's stock price and other factors.

12. Non-controlling Interests

Operating Partnership

        Non-controlling interests includes the aggregate LTIP Units held by limited partners (the "Unit Holders") in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders' ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. Non-controlling Interests (Continued)

common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of June 30, 2013 and December 31, 2012, LTIP Units of 9,269,469 and 6,228,727 were outstanding, respectively, representing a 4.4% and 3.7% non-controlling interest in the Operating Partnership, respectively. Net income (loss) allocated to the Operating Partnership non-controlling interest for the three months ended June 30, 2013 and 2012 was loss of $0.6 million and $4.0 million, respectively. Net income (loss) allocated to the Operating Partnership non-controlling interest for the six months ended June 30, 2013 and 2012 was income of $1.1 million and loss of $5.7 million, respectively.

Other

        The Company has non-controlling interests in various real estate investments that represent third-party equity interests in ventures that are consolidated with the financial statements of the Company. In addition, through June 30, 2013, NorthStar Healthcare issued shares of common stock to third-parties, representing a non-controlling interest of 24.5%. The Company currently consolidates NorthStar Healthcare based on its majority voting interest in the entity. The Company expects to deconsolidate NorthStar Healthcare as additional capital is raised and the Company no longer owns a majority voting interest.

        Net income (loss) attributable to the other non-controlling interests for the three months ended June 30, 2013 and 2012 was a loss of $0.3 million for both periods. Net income (loss) attributable to the other non-controlling interests for the six months ended June 30, 2013 and 2012 was a loss of $0.3 million and $0.5 million, respectively.

        The following table presents net income (loss) attributable to the Company's common stockholders for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$(12,595)	$(77,765)	$24,049	$(111,773)
Income (loss) from discontinued operations	(31)	(18)	(53)	73
Gain on sale from discontinued operations	—	271	—	271

Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(12,626)	$(77,512)	$23,996	$(111,429)

13. Fair Value

Fair Value Measurement

        The fair value of financial instruments is based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Fair Value (Continued)

fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Investments in Private Equity Funds

        The Company accounts for PE Investments at fair value which is determined based on a valuation model using assumptions for the timing and amount of current and expected future cash flows for income and realization events for the underlying assets in the funds. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy. The Company is not using the NAV (practical expedient) of the underlying funds for purposes of determining fair value.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Fair Value (Continued)

Derivative Instruments

        Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flows, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. However, since the majority of derivatives are held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.

CDO Bonds Payable

        CDO bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the timing and amount of expected future cash flow, discount rate, estimated prepayments and projected losses. CDO bonds payable are classified as Level 3 of the fair value hierarchy.

Junior Subordinated Notes

        Junior subordinated notes are valued using quotations from nationally recognized financial institutions. These quotations are not adjusted and are generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the implied credit spread of the Company's other borrowings and the timing and amount of expected future cash flows. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Fair Value (Continued)

Fair Value Hierarchy

        Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy (dollars in thousands):

	June 30, 2013
	Level 1		Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$35,000	(1)	$—	$265,492	$300,492
Real estate securities, available for sale:
CMBS	—		772,713	121,702	894,415
Third-party CDO notes	—		720	53,613	54,333
Unsecured REIT debt	—		9,540	—	9,540
Trust preferred securities	—		—	11,166	11,166
Agency debentures	—		32,341	—	32,341

Subtotal	—		815,314	186,481	1,001,795
Derivative assets	—		9,332	—	9,332

Total assets	$35,000		$824,646	$451,973	$1,311,619

Liabilities:
CDO bonds payable(2)	$—		$—	$1,719,852	$1,719,852
Junior subordinated notes	—		—	220,617	220,617
Derivative liabilities	—		132,640	—	132,640

Total liabilities	$—		$132,640	$1,940,469	$2,073,109

(1)
Represents the Company's deposit related to PE Investment II (refer to Note 6).

(2)
Excludes CapLease CDO bonds payable for which the fair value option was not elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Fair Value (Continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$703,327	$280,691	$984,018
Third-party CDO notes	—	420	47,816	48,236
Unsecured REIT debt	—	56,246	135	56,381
Trust preferred securities	—	—	9,571	9,571
Agency debentures	—	26,462	—	26,462

Subtotal	—	786,455	338,213	1,124,668
Derivative assets	—	6,229	—	6,229

Total assets	$—	$792,684	$338,213	$1,130,897

Liabilities:
CDO bonds payable(1)	$—	$—	$1,999,470	$1,999,470
Junior subordinated notes	—	—	197,173	197,173
Derivative liabilities	—	170,840	—	170,840

Total liabilities	$—	$170,840	$2,196,643	$2,367,483

(1)
Excludes CapLease CDO bonds payable for which the fair value option was not elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Fair Value (Continued)

        The following table presents additional information about financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	June 30, 2013				December 31, 2012
	Investments in Private Equity Funds	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(1)	$—	$338,213	$1,999,470	$197,173	$422,607	$2,145,239	$157,168
Transfers into Level 3(2)	—	4,745	—	—	84,871	—	—
Transfers out of Level 3(2)	—	(184,700)	—	—	(91,161)	—	—
Purchases / borrowings / amortization / contributions	300,003	7,446	—	—	59,559	99,775
Sales	—	(34,381)	—	—	(95,433)	—	—
Paydowns / distributions	(56,553)	(13,608)	(438,517)	—	(80,911)	(675,038)	—
Repurchases	—	—	(6,543)	—	—	(103,118)	—
Gains:
Equity in earnings of unconsolidated ventures	22,042	—	—	—	—	—	—
Unrealized gains included in earnings	—	73,261	—	—	59,048	—	—
Realized gains included in earnings	—	11,516	—	—	25,431	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	4,744	—	—	6,982	—	—
Losses:
Equity in losses of unconsolidated ventures	—	—	—	—	—	—	—
Unrealized losses included in earnings	—	(17,783)	149,429	23,444	(47,795)	510,105	40,005
Realized losses included in earnings	—	(2,972)	16,013	—	(4,416)	22,507	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	—	—	(569)	—	—

Ending balance	$265,492	$186,481	$1,719,852	$220,617	$338,213	$1,999,470	$197,173

Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$—	$13,769	$(83,297)	$(23,444)	$14,481	$(320,134)	$(40,005)

(1)
Represents the balance as of January 1, 2013 and 2012 for the periods ended June 30, 2013 and December 31, 2012, respectively.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

        There were no transfers, other than those identified in the table above, during the periods ended June 30, 2013 and December 31, 2012.

        The Company relies on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used to determine fair value measurements related to CRE securities, CDO bonds payable and junior subordinated notes. The Company believes such pricing service or broker quotation for such items may be based on a market transaction of comparable securities, inputs including forecasted market rates, contractual terms, observable discount rates for similar securities and credit (such as credit support and delinquency rates). Significant increases (decreases) in any one of the inputs in isolation may result in a significantly different fair value for the financial assets and liabilities utilizing such Level 3 inputs.

        The Company's non-recurring financial measurements include provision for loan losses on CRE debt, provision for loss on certain investments in unconsolidated ventures and impairment on operating real estate, if any, which are all classified as Level 3 of the fair value hierarchy. Provision for loan

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Fair Value (Continued)

losses are generally based on a discounted cash flow model of a loan's underlying collateral. The key unobservable inputs used to determine the provision for loan loss on one loan for the six months ended June 30, 2013 included a 7.0% discount rate and a 5.0% capitalization rate. Refer to Note 5 for further disclosure.

Fair Value Option

        The Company has historically elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities; CDO bonds payable; and junior subordinated notes. Given the market volatility in the past few years, the Company has observed that the impact of electing the fair value option would generally result in additional variability to the Company's consolidated statements of operations which management believes is not a useful presentation for such financial assets and liabilities. Therefore, the Company more recently has not elected the fair value option for new investments in CRE securities and securitization financing transactions. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, the Company elected the fair value option because management believes it is a more useful presentation for such investments, as the Company determined recording equity in earnings (losses) from PE Investments based on the change in fair value of projected future cash flows from one period to another better represents the underlying economics of PE Investments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Fair Value (Continued)

        The following table presents the fair value of financial instruments for which the fair value option was elected as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Assets:
Investments in private equity funds, at fair value	$300,492	$—
Real estate securities, available for sale:(1)
CMBS	847,746	918,356
Third-party CDO notes	34,541	25,868
Unsecured REIT debt	9,542	56,381
Trust preferred securities	11,166	9,571
Agency debentures	32,341	26,462

Subtotal	935,336	1,036,638

Total assets	$1,235,828	$1,036,638

Liabilities:
CDO bonds payable(2)	$1,719,852	$1,999,470
Junior subordinated notes	220,617	197,173

Total liabilities	$1,940,469	$2,196,643

(1)
June 30, 2013 excludes 17 CRE securities with an aggregate carrying value of $66.5 million for which the fair value option was not elected. December 31, 2012 excludes 21 CRE securities with an aggregate carrying value of $88.0 million for which the fair value option was not elected.

(2)
June 30, 2013 and December 31, 2012 excludes CapLease CDO bonds payable with a carrying value of $109.4 million and $113.0 million for which the fair value option was not elected, respectively.

        The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of June 30, 2013 (dollars in thousands):

	Fair Value	Amount Due Upon Maturity	Difference
CDO bonds payable(1)	$1,719,852	$2,788,410	$(1,068,558)
Junior subordinated notes	220,617	280,117	(59,500)

Total	$1,940,469	$3,068,527	$(1,128,058)

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

Change in Fair Value Recorded in the Statements of Operations

        The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Assets:
Real estate securities, available for sale	$25,785	$(29,639)	$122,268	$24,939
Liabilities:
CDO bonds payable	(77,144)	(86,338)	(149,429)	(209,475)
Junior subordinated notes	(13,824)	15,554	(23,444)	(4,206)

Subtotal(1)	(65,183)	(100,423)	(50,605)	(188,742)
Derivatives	22,440	5,838	38,201	20,295

Total	$(42,743)	$(94,585)	$(12,404)	$(168,447)

(1)
Represents financial assets and liabilities for which the fair value option was elected.

        The remaining amount of unrealized gains (losses) on investments and other in the consolidated statements of operations relates to net cash payments on interest rate swaps (refer to Note 14).

        As the value of the Company's outstanding CDO bonds payable increase towards par through a change in fair value, it generates an unrealized loss which is recorded in the consolidated statements of operations. For the three and six months ended June 30, 2013, unrealized losses for CDO bonds payable attributable to paydowns at par, including the redemption of N-Star CDO II (refer to Note 8) and repurchases were $21.5 million and $66.1 million, respectively. The remaining amount relates to the change in fair value.

Fair Value of Financial Instruments

        In addition to the above disclosures regarding financial assets or liabilities which are recorded at fair value, U.S. GAAP requires disclosure of fair value about all financial instruments. The following disclosure of estimated fair value of financial instruments was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on estimated fair value. The following table presents the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

13. Fair Value (Continued)

principal amount, carrying value and fair value of certain financial assets and liabilities as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$2,352,275	$1,901,974	$1,840,546	$2,371,464	$1,832,231	$1,763,851
Real estate securities, available for sale(2)	2,163,873	1,001,795	1,001,795	2,539,075	1,124,668	1,124,668
Derivative assets(2)(3)	819,438	9,332	9,332	815,500	6,229	6,229
Financial liabilities:(1)
CDO bonds payable(2)	$2,915,414	$1,829,202	$1,824,277	$3,371,753	$2,112,441	$2,108,817
Mortgage notes payable	2,003,538	2,003,538	2,007,638	1,015,670	1,015,670	1,034,428
Securitization bonds payable	97,949	97,906	98,319	98,131	98,005	98,298
Secured term loan	14,595	14,595	15,036	14,664	14,664	15,276
Credit facilities	139,119	139,119	139,119	61,088	61,088	61,088
Exchangeable senior notes	566,455	514,966	715,202	303,165	291,031	357,627
Junior subordinated notes(2)	280,117	220,617	220,617	280,117	197,173	197,173
Derivative liabilities(2)(3)	1,214,090	132,640	132,640	1,392,269	170,840	170,840

(1)
The fair value of other financial instruments not included in this table is estimated to approximate their carrying amounts.

(2)
Refer to the "Determination of Fair Value" above for a discussion of methodologies used to determine fair value.

(3)
Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $58.7 million and $68.9 million as of June 30, 2013 and December 31, 2012, respectively.

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

13. Fair Value (Continued)

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

Secured Term Loan

        Secured term loan represents the Company's Term Asset-Backed Securities Loan Facility borrowing. The estimated fair value is based on interest rates available for issuance of liabilities with similar terms and remaining maturities. This fair value measurement is based on observable inputs, and as such, is classified as Level 2 of the fair value hierarchy.

Credit Facilities

        The Company has amounts outstanding under four credit facilities all of which bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

Exchangeable Senior Notes

        For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.

        The following table presents the exchangeable senior notes as of June 30, 2013 (dollars in thousands):

	Principal Amount	Carrying Value	Fair Value
7.25% Notes	$12,955	$12,955	$13,392
7.50% Notes	172,500	163,940	270,630
8.875% Notes	81,000	79,017	127,610
5.375% Notes	300,000	259,054	303,570

Total	$566,455	$514,966	$715,202

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Risk Management and Derivative Activities

Derivatives

        The Company uses derivative instruments primarily to manage interest rate risk and such derivatives are not considered speculative. These derivative instruments are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with investment and financing activities. The counterparties of these arrangements are major financial institutions with which the Company may also have other financial relationships. The Company is exposed to credit risk in the event of non-performance by these counterparties and it monitors their financial condition; however, the Company currently does not anticipate that any of the counterparties will fail to meet their obligations. The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR	Range of Maturity
As of June 30, 2013:
Interest rate swaps	32	$1,214,090	$(132,640	)(2)	4.55% - 5.63%	May 2014 - October 2019
Interest rate caps/floors	6	819,438	9,332		1.64% - 7.00%	December 2013 - June 2018

Total	38	$2,033,528	$(123,308)

As of December 31, 2012:
Interest rate swaps	34	$1,392,269	$(170,840	)(2)	4.55% - 5.63%	May 2013 - October 2019
Interest rate caps/floors	5	815,500	6,229		1.64% - 7.00%	January 2013(3) - October 2014

Total	39	$2,207,769	$(164,611)

(1)
Excludes timing swaps with a notional amount of $58.7 million and $68.9 million as of June 30, 2013 and December 31, 2012, respectively.

(2)
All of the interest rate swaps were liabilities at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO's investments exceeded the fair value of the CDO's derivative liabilities, a credit valuation adjustment is not recorded.

(3)
Two floors with a total notional amount of $450.0 million were extended to July 2014.

        The change in the notional amount of interest rate swaps from December 31, 2012 relates to contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of June 30, 2013 and December 31, 2012.

        The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate caps/floors	Derivative assets	$9,332	$6,229
Interest rate swaps	Derivative liabilities	$132,640	$170,840

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

14. Risk Management and Derivative Activities (Continued)

        The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statements of Operations Location	2013	2012	2013	2012
Amount of gain (loss) recognized in earnings:
Adjustments to fair value interest rate swaps	Unrealized gain (loss) on investment and other	$22,440	$5,838	$38,201	$20,295
Net cash payment for interest rate swaps	Unrealized gain (loss) on investment and other	$(15,920)	$(21,063)	$(32,674)	$(42,607)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(1,722)	$(1,873)	$(3,484)	$(3,746)

        The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of June 30, 2013 and December 31, 2012.

Credit Risk Concentrations

        Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company's healthcare portfolio generate 7% and 11% of the Company's rental and escalation income for the six months ended June 30, 2013, respectively, which represents 2% and 4% of total revenue, respectively. The Company believes the remainder of its real estate portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risks.

15. Commitments and Contingencies

WaMu Matter

        In 2009, one of the Company's net lease investments comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and 100% leased to Washington Mutual Bank was foreclosed on by the lender. The lender subsequently filed a complaint against subsidiaries of the Company in the Superior Court of the State of California, County of Los Angeles. In March 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of the Company's subsidiary, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directed the Superior Court to enter summary judgment in the Company's favor and reversed the award against the Company. Furthermore, the Court of Appeal awarded the Company costs on appeal. As a result of the ruling, in the first quarter 2012, the Company reversed a $20.0 million loss accrual recorded in other income (loss) in the consolidated statements of operations.

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

16. Segment Reporting

        Effective January 1, 2013, the Company redefined its segments to conform with its management of such businesses. Accordingly, the Company has reclassified the prior period segment financial results to conform to the current year presentation. The Company currently conducts its business through the following segments:

  •
  The CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant and other loans and preferred equity interests. The Company may from time to time take title to collateral in connection with a CRE debt investment as REO which is included in the CRE debt business. The CRE debt investments which were originated or acquired before 2011, which the Company refers to as legacy debt investments, are predominantly financed through long-term, non-recourse CDOs. The CRE debt investments originated or acquired subsequent to January 1, 2011 are referred to as non-legacy investments.

  •
  The real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes manufactured housing communities, healthcare, net lease and multifamily properties. In addition, the real estate business includes indirect investments in real estate through joint ventures owning limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, diversified by property type and geography. The manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States. The healthcare properties focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in assisted living facilities and are typically leased under net leases to healthcare operators. The net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants.

  •
  The asset management business is focused on commercial real estate related activities such as sponsoring and advising on a fee basis Sponsored Companies and managing and advising on a fee basis the Company's CDO financing transactions. In connection with the Sponsored Companies, the Company manages the day-to-day affairs including identifying, originating, acquiring and managing investments on their behalf and earn advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. The Company currently manages NorthStar Income, NorthStar Healthcare and NorthStar Income II. NorthStar Income completed its $1.1 billion primary offering on July 1, 2013. The Company is currently raising capital for its second Sponsored Company, NorthStar Healthcare, which has a maximum offering amount of $1.1 billion.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

    NorthStar Income II's registration statement on Form S-11 was declared effective by the SEC on May 6, 2013 and NorthStar Income II retained NorthStar Realty Securities to serve as its dealer manager. NorthStar Income II's maximum offering amount is $1.65 billion and the Company expects to begin raising capital in the near term.

    Additionally, the Company earns collateral management and other fees from its consolidated CDO financing transactions which are eliminated as a result of the consolidation of the respective CDO.

        Historically, the Company also invested in CRE securities, most of which were acquired before 2011, which the Company refers to as legacy CRE securities, and include a wide range of CRE securities, including CMBS, unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. The CRE securities are predominantly financed through CDOs. Currently, the Company may also invest in opportunistic CRE securities such as an investment in a "B-piece" and AAA/Aaa CMBS, which are included in the non-legacy segment.

        The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios (legacy and non-legacy), rental income from its real estate properties, equity in earnings of unconsolidated ventures, including from PE Investments, and fee income from asset management activities. The Company's income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its assets. The Company may also invest in assets that generate attractive returns without any leverage. The following tables present segment reporting for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Non Legacy Investments(1)					Legacy Investments
Three months ended June 30, 2013:	CRE Debt	CRE Securities	Real Estate		Asset Management(2)	CRE Debt(2)(3)	CRE Securities(2)(3)	Corporate(4)	Eliminations(2)	Consolidated Total
Net interest income on debt and securities	$9,969	$5,105	$11		$—	$19,154	$27,321	$—	$—	$61,560
Advisory and other fees, related party	—	—	—		5,787	—	—	—	—	5,787
Other revenues	—	—	55,448		37,618	10,603	—	292	(4,983)	98,978
Expenses	834	9	56,787	(5)	32,907	18,395	423	31,884	(4,983)	136,256

Income (loss) from operations	9,135	5,096	(1,328)		10,498	11,362	26,898	(31,592)	—	30,069
Equity in earnings (losses) of unconsolidated ventures	645	—	14,425		—	49	—	—	—	15,119
Unrealized gain (loss) on investments and other	—	1,430	—		—	(31,555)	(14,714)	(13,824)	—	(58,663)
Realized gain (loss) on investments and other	—	—	442		—	6,853	5,667	—	—	12,962

Income (loss) from continuing operations	9,780	6,526	13,539		10,498	(13,291)	17,851	(45,416)	—	(513)

Income (loss) from discontinued operations	—	—	—		—	(33)	—	—	—	(33)

Net income (loss)	$9,780	$6,526	$13,539		$10,498	$(13,324)	$17,851	$(45,416)	$—	$(546)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

	Non Legacy Investments(1)					Legacy Investments
Three months ended June 30, 2012:	CRE Debt	CRE Securities	Real Estate		Asset Management(2)	CRE Debt(2)(3)	CRE Securities(2)(3)	Corporate(4)	Eliminations(2)	Consolidated Total
Net interest income on debt and securities	$2,090	$4,470	$2		$—	$23,934	$36,966	$—	$—	$67,462
Advisory and other fees, related party	—	—	—		2,742	—	—	—	—	2,742
Other revenues	—	—	20,962		12,390	8,771	—	21	(3,620)	38,524
Expenses	25	62	19,215	(5)	10,480	21,622	652	25,890	(3,620)	74,326

Income (loss) from operations	2,065	4,408	1,749		4,652	11,083	36,314	(25,869)	—	34,402
Equity in earnings (losses) of unconsolidated ventures	259	—	193		—	(788)	—	—	—	(336)
Unrealized gain (loss) on investments and other	—	—	—		—	(15,546)	(115,656)	15,554	—	(115,648)
Realized gain (loss) on investments and other	—	—	—		—	(897)	6,092	—	—	5,195

Income (loss) from continuing operations	2,324	4,408	1,942		4,652	(6,148)	(73,250)	(10,315)	—	(76,387)

Income (loss) from discontinued operations	—	—	—		—	(19)	—	—	—	(19)
Gain on sale from discontinued operations	—	—	—		—	285	—	—	—	285

Net income (loss)	$2,324	$4,408	$1,942		$4,652	$(5,882)	$(73,250)	$(10,315)	$—	$(76,121)

(1)
Primarily includes CRE debt and certain CRE securities originated or acquired subsequent to January 1, 2011.

(2)
Includes $5.0 million and $3.6 million of collateral management fees related to CDO financing transactions for the three months ended June 30, 2013 and 2012, respectively, that are eliminated in consolidation. These amounts are recorded as other revenue in the asset management segment and expense in the legacy CRE debt and CRE securities segments.

(3)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments.

(4)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(5)
Includes depreciation and amortization of $16.4 million and $6.9 million for the three months ended June 30, 2013 and 2012, respectively.

	Non Legacy Investments(1)					Legacy Investments
Six months ended June 30, 2013:	CRE Debt	CRE Securities	Real Estate		Asset Management(2)	CRE Debt(2)(3)	CRE Securities(2)(3)	Corporate(4)	Eliminations(2)	Consolidated Total
Net interest income on debt and securities	$17,504	$12,179	$21		$—	$36,797	$53,997	$—	$—	$120,498
Advisory and other fees, related party	—	—	—		10,295	—	—	—	—	10,295
Other revenues	—	—	84,677		58,989	20,651	3	482	(9,444)	155,358
Expenses	5,133	29	84,184	(5)	51,293	35,044	642	65,462	(9,444)	232,343

Income (loss) from operations	12,371	12,150	514		17,991	22,404	53,358	(64,980)	—	53,808
Equity in earnings (losses) of unconsolidated ventures	1,589	—	22,186		139	(482)	—	—	—	23,432
Unrealized gain (loss) on investments and other	—	1,194	—		—	(40,759)	17,931	(23,444)	—	(45,078)
Realized gain (loss) on investments and other	—	—	491		—	6,638	9,951	(36)	—	17,044

Income (loss) from continuing operations	13,960	13,344	23,191		18,130	(12,199)	81,240	(88,460)	—	49,206

Income (loss) from discontinued operations	—	—	—		—	(56)	—	—	—	(56)

Net income (loss)	$13,960	$13,344	$23,191		$18,130	$(12,255)	$81,240	$(88,460)	$—	$49,150

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

16. Segment Reporting (Continued)

	Non Legacy Investments(1)					Legacy Investments
Six months ended June 30, 2012:	CRE Debt	CRE Securities	Real Estate		Asset Management(2)	CRE Debt(2)(3)	CRE Securities(2)(3)	Corporate(4)	Eliminations(2)	Consolidated Total
Net interest income on debt and securities	$1,991	$7,712	$4		$—	$50,683	$74,154	$—	$—	$134,544
Advisory and other fees, related party	—	—	—		3,259	—	—	—	—	3,259
Other revenues	—	—	41,274		23,675	16,176	6	50	(7,492)	73,689
Expenses	67	165	40,765	(5)	17,665	43,682	2,006	50,605	(7,492)	147,463

Income (loss) from operations	1,924	7,547	513		9,269	23,177	72,154	(50,555)	—	64,029
Equity in earnings (losses) of unconsolidated ventures	259	—	384		(166)	(1,314)	—	—	—	(837)
Other income (loss)	—	—	20,000		—	258	—	—	—	20,258
Unrealized gain (loss) on investments and other	—	—	—		—	(31,186)	(175,394)	(4,474)	—	(211,054)
Realized gain (loss) on investments and other	—	—	—		—	7,808	12,708	31	—	20,547

Income (loss) from continuing operations	2,183	7,547	20,897		9,103	(1,257)	(90,532)	(54,998)	—	(107,057)

Income (loss) from discontinued operations	—	—	—		—	94	—	—	—	94
Gain on sale from discontinued operations	—	—	—		—	285	—	—	—	285

Net income (loss)	$2,183	$7,547	$20,897		$9,103	$(878)	$(90,532)	$(54,998)	$—	$(106,678)

(1)
Primarily includes CRE debt and certain CRE securities originated or acquired subsequent to January 1, 2011.

(2)
Includes $9.4 million and $7.5 million of collateral management fees related to CDO financing transactions for the six months ended June 30, 2013 and 2012, respectively, that are eliminated in consolidation. These amounts are recorded as other revenue in the asset management segment an expense in the legacy CRE debt and CRE securities segments.

(3)
Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments.

(4)
Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(5)
Includes depreciation and amortization of $25.8 million and $13.8 million for the six months ended June 30, 2013 and 2012, respectively.

        The following table presents total assets by segment as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Non Legacy Investments(1)				Legacy Investments
	CRE Debt	CRE Securities	Real Estate	Asset Management	CRE Debt	CRE Securities	Corporate(1)	Consolidated Total
Total Assets as of June 30, 2013	$567,558	$103,723	$2,713,479	$29,772	$2,219,229	$874,336	$536,837	$7,044,934

Total Assets as of December 31, 2012	$345,594	$120,498	$1,180,152	$20,350	$2,337,713	$1,116,930	$392,541	$5,513,778

(1)
Primarily includes cash and cash equivalents.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

17. Supplemental Disclosures of Non-cash Investing and Financing Activities

        The following table presents non-cash investing and financing activities for the six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Real estate acquisition(1)	$50,701	$35,631
Reduction of CRE debt investments(1)	50,701	35,631
Increase in restricted cash(1)	2,887	—
Non-cash related to PE Investments	39,530	—
Reclassification of operating real estate to asset held for sale	—	1,046
Reclassification of operating real estate to other assets	60,603	—
Reclassification of operating real estate to deferred costs and intangible assets	18,375	—
Escrow deposit payable related to CRE debt investments	19,117	29,553
Dividends payable related to RSUs	—	1,569
Activity in non-controlling interest	—	2,358
Equity component of 8.875% Notes	—	1,986
Equity component of 5.375% Notes	39,768	—

(1)
Non-cash activity occurred in connection with taking title to collateral.

18. Subsequent Events

Dividends

        On July 31, 2013, the Company declared a dividend of $0.20 per share of common stock. The common stock dividend will be paid on August 16, 2013 to stockholders of record as of the close of business on August 12, 2013. On July 31, 2013, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.53125 per share of Series D Preferred Stock. Dividends will be paid on all series of preferred stock on August 15, 2013, to stockholders of record as of the close of business on August 12, 2013.

Exchangeable Senior Notes

        In July 2013, the Company issued an additional $45.0 million of the 5.375% Notes as a result of the full over-allotment option being settled. Net proceeds from the exercise of the over-allotment option was $43.7 million.

PE Investment II

        On July 3, 2013, PE Investment II completed the initial closing and the Company funded $356.9 million (including its proportionate interest of the $50.0 million deposit made in June 2013), excluding adjustments for distributions and contributions since September 30, 2012. The Company is entitled to its proportionate share of distributions and obligated to make its proportionate share of contributions from September 30, 2012 until the closing of each fund interest.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1. "Financial Statements" of this report. References to "N-Star," "we," "us" or "our" refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.

Introduction

        NorthStar Realty Finance Corp. is a diversified commercial real estate, or CRE, investment and asset management company. We invest in multiple asset classes across commercial real estate that we expect will generate attractive risk-adjusted returns and engage in asset management activities that seek to generate stable cash flows for distribution to our stockholders and build long-term franchise value. Our investments may take the form of originating senior or subordinate loans and acquiring real estate, as well as pursuing opportunistic CRE investments. We are focused on our asset management business predominately by raising and managing capital on a fee basis from alternate sources, which currently includes our non-traded real estate investment trusts, or REITs, which we refer to as our Sponsored Companies. We are an internally-managed REIT formed in October 2003. We conduct substantially all of our operations and make our investments through NorthStar Realty Finance Limited Partnership, or our Operating Partnership, including its subsidiaries. Our primary business lines are as follows:

  •
  Commercial Real Estate Debt—Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant and other loans and preferred equity interests. We may from time to time take title to collateral in connection with a CRE debt investment as real estate owned, or REO. Such REO is included in our CRE debt business. Our CRE debt investments which were originated or acquired before 2011, which we refer to as legacy debt investments, are predominantly financed through long-term, non-recourse collateralized debt obligations, or CDOs. Our CRE debt investments originated or acquired subsequent to January 1, 2011 are referred to as our non-legacy investments. We directly underwrote and originated approximately 99% of our non-legacy CRE debt investments.

  •
  Real Estate—Our real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes manufactured housing communities, healthcare, net lease and multifamily properties. In addition, our real estate business includes indirect investments in real estate through joint ventures owning limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, or PE Investments, diversified by property type and geography. Our manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States. Our healthcare properties focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in assisted living facilities and are typically leased under net leases to healthcare operators. Our net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants.

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

        Historically, we also invested in CRE securities, most of which were acquired before 2011, which we refer to as our legacy CRE securities, and include a wide range of CRE securities, including commercial mortgage backed securities, or CMBS, unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. Our legacy CRE securities are predominantly financed through CDOs. Currently, we may also invest in opportunistic CRE securities such as an investment in a "B-piece" and AAA/Aaa CMBS, which are included in the non-legacy segment.

        Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.

        Liquidity and access to capital returned to the commercial real estate markets in 2011 and continues in 2013. To date in 2013, we raised aggregate net proceeds of $808 million, including $280 million from the issuance of common equity, $194 million from the issuance of preferred stock and $334 million from the issuance of exchangeable senior notes. In 2012, we raised aggregate net proceeds of $724 million, including $383 million from the issuance of common equity, $262 million from the issuance of preferred stock (including through our at-the-market equity offering program) and $79 million from the issuance of exchangeable senior notes.

        We are also focused on raising capital for our Sponsored Companies. Our first Sponsored Company, NorthStar Income, completed its primary offering on July 1, 2013. Through NorthStar Realty Securities, LLC, or NorthStar Realty Securities, our broker-dealer subsidiary, we raised $1.1 billion in capital for NorthStar Income I.

        We are currently raising capital for our second Sponsored Company, NorthStar Healthcare, which has a maximum offering amount of $1.1 billion. In February 2013, NorthStar Healthcare broke escrow by an affiliate of ours purchasing $2 million in shares of its common stock to satisfy the minimum offering amount. From inception through August 1, 2013, NorthStar Healthcare raised approximately $4.0 million of capital and purchased a participation in a first mortgage loan originated by us. Since June 30, 2013, NorthStar Realty Securities has increased its selling agreements with financial advisory firms to cover more than 46,000 registered representatives for NorthStar Healthcare.

        Our third Sponsored Company, NorthStar Income II, has an investment strategy substantially similar to NorthStar Income. NorthStar Income II's registration statement on Form S-11 was declared effective by the Securities and Exchange Commission, or SEC, on May 6, 2013. NorthStar Income II's maximum offering amount is $1.65 billion and we expect to begin raising capital in the near term. NorthStar Realty Securities has currently executed selling agreements with financial advisory firms covering over 800 registered representatives for NorthStar Income II.

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

        In terms of our non-legacy CRE debt and securities investments and our real estate portfolio, we pursue a variety of financing arrangements such as securitization financing transactions, credit facilities, mortgage notes and other term borrowings. The amount of our borrowings depends upon the nature and credit quality of our assets, the structure of our financings and where possible, we seek to limit our reliance on recourse borrowings. Our real estate portfolio is predominately financed with non-recourse mortgage notes. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance non-legacy CRE debt and CMBS investments. The credit facilities currently provide for an aggregate of up to $340 million to finance loan originations and a $100 million facility to finance CMBS investments. In November 2012, we entered into a securitization financing transaction, or Securitization 2012-1, which provides permanent, non-recourse, non-mark-to-market financing for newly-originated non-legacy CRE debt investments. The CRE debt investments financed by Securitization 2012-1 were previously financed on our credit facilities. Borrowing levels may change for our non-legacy CRE debt and real estate investments depending upon the nature of the assets and the related financing.

        We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.

Our Investments

        The following table presents our assets under management as of June 30, 2013, adjusted for our acquisition of PE Investment II which completed its initial closing in July 2013 (dollars in thousands):

	Amount(1)%
CRE Debt
First mortgage loans	$1,552,368	15.6%
Mezzanine loans	356,461	3.6%
Credit tenant and term loans	240,661	2.4%
Subordinate mortgage interests	202,786	2.0%
Other(2)	427,287	4.3%

Total CRE debt	2,779,563	27.9%
Real Estate
Manufactured housing communities	1,188,593	12.1%
Healthcare	637,762	6.4%
Net lease	401,286	4.0%
Multifamily	329,247	3.3%
Private equity fund investments(3)	913,265	9.2%

Total real estate	3,470,153	35.0%
Asset Management(4)
NorthStar Income	1,523,922	15.3%
NorthStar Healthcare	2,801	0.1%
CRE Securities(5)
CMBS	1,873,670	18.8%
Third-party CDO notes	180,306	1.8%
Other securities	109,897	1.1%

Total CRE securities	2,163,873	21.7%

Grand total	$9,940,312	100.0%

(1)
Based on principal amount of our CRE debt and securities investments, fair value for our private equity fund investments and the cost basis for all of our other real estate investments.

(2)
Relates to REO (either directly or through a joint venture) as a result of taking title to collateral through foreclosure, deed in lieu or otherwise, which we refer to as taking title to collateral, presented at the principal amount of such loan at time of taking title and certain CRE debt investments accounted for as joint ventures.

(3)
Includes the initial and deferred amount of PE Investment II.

(4)
Based on consolidated total assets.

(5)
Includes $2.0 billion of CRE securities that serve as collateral in CDO financing transactions.

        For financial information regarding our reportable segments, refer to Note 16. "Segment Reporting," in our accompanying Consolidated Financial Statements included in Item 1. "Financial Statements."

Commercial Real Estate Debt

Our Portfolio

        As of June 30, 2013, $2.8 billion, or 27.9%, of our assets under management were invested in CRE debt, which includes $427 million in principal amount related to REO and certain CRE debt investments primarily accounted for as joint ventures. As of June 30, 2013, our $2.4 billion CRE debt investments consisted of 143 loans. Our legacy and non-legacy CRE debt investments had an average investment size of $15 million and $29 million, respectively. The weighted average extended maturity of our CRE debt portfolio is 4 years.

        The following table presents our CRE debt investments, excluding amounts related to joint ventures and REO (dollars in thousands):

					Weighted Average
	Number	Principal Amount	Carrying Value(1)	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR	Spread Over Prime	Yield
Asset Type:
Legacy Investments
First mortgage loans	58	$1,218,384	$921,747	65.8%	3.60%	3.06%	1.25%	5.13%
Mezzanine loans	14	344,161	254,025	18.6%	2.05%	2.17%	—	2.16%
Subordinate mortgage interests	7	120,383	95,795	6.5%	6.40%	4.06%	—	5.99%
Credit tenant loans and other notes	45	124,015	117,960	6.7%	6.60%	—	—	7.39%
Term loans	2	46,081	22,289	2.4%	7.86%	—	—	9.78%

Total/Weighted average	126	1,853,024	1,411,816	100.0%	4.61%	3.00%	1.25%	4.82%

Non-Legacy Investments(3)
First mortgage loans	11	333,983	327,774	66.9%	6.19%	5.34%	—	8.09%
Mezzanine loans	1	12,300	12,213	2.5%	14.50%	—	—	15.04%
Subordinate mortgage interests	3	82,404	81,681	16.5%	13.08%	14.00%	—	13.76%
Term loans	2	70,564	68,490	14.1%	13.56%	—	—	14.70%

Total/Weighted average	17	499,251	490,158	100.0%	10.13%	5.74%	—	10.13%

	143	$2,352,275	$1,901,974	NA	6.78%	3.45%	1.25%	6.10%

(1)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $1,347 million for consolidated CDO financing transactions, $147 million for Securitization 2012-1 and $229 million for credit facilities. The remainder is unleveraged.

(2)
Based on principal amount.

(3)
Represents CRE debt originations and acquisitions subsequent to January 1, 2011.

        The following presents our CRE debt portfolio's diversity across property type and geographic location based on principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Real Estate

        As of June 30, 2013, including PE Investment II which completed its initial closing on July 3, 2013, $3.5 billion, or 35.0%, of our assets under management were invested in real estate. Our real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes manufactured housing communities, healthcare, net lease and multifamily properties. Current opportunities to purchase real estate are bolstered by attractive long-term, non-recourse, non mark-to-market financing that is currently available through the CMBS and agency financing markets. In addition, we pursue opportunistic real estate investments through owning limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, or PE Investments.

Manufactured Housing Communities

        As of June 30, 2013, $1.2 billion, or 12.1%, of our assets under management were invested in manufactured housing communities. Our aggregate portfolio includes 107 communities in nine states totaling approximately 23,000 pad rental sites. The aggregate portfolio also consists of approximately 2,900 homes on the sites with the remaining homes owned by the respective tenants. Our manufactured housing communities are currently 86% leased. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.

        The following presents our investments in manufactured housing communities (dollars in millions):

	Total Portfolio	Net Operating Income By Location
Number of communities Number of pad rental sites First year projected net operating income Cost basis(1) Net operating income related to: Pad rental sites Other Weighted average occupancy	107 23,146 $ 79 $ 1,152 94% 6% 86%

(1)
Excludes pre-funded capital expenditures and our joint venture partner's subordinate capital.

Healthcare Properties

        As of June 30, 2013, $638 million, or 6.4%, of our assets under management were invested in our healthcare properties, with a focus on the senior housing sector which includes assisted living, skilled nursing and independent living facilities. Our portfolio was comprised of 52 assisted living facilities (ALF), 33 skilled nursing facilities (SNF), three life science buildings (LSB), five independent living facilities (ILF), one memory care facility (MCF) and one medical office building (MOB). As of June 30, 2013, our healthcare portfolio was 99% leased to third-party operators with weighted average lease coverage of 1.2x and a 6.8 year weighted average remaining lease term.

        The following presents our healthcare portfolio's diversity across property type and geographic location based on purchase price, or cost:

Healthcare by Property Type	Healthcare by Geographic Location

Net Lease Properties

        As of June 30, 2013, $401 million, or 4.0%, of our total assets under management were invested in 23 net lease properties comprised of office, retail and industrial properties totaling 3.2 million square feet. As of June 30, 2013, our net lease properties was 95% leased with a 5.2 year weighted average remaining lease term.

        The following presents our net lease portfolio's diversity across property type and geographic location based on cost:

Net Lease by Property Type	Net Lease by Geographic Location

Multifamily Properties

        As of June 30, 2013, $329 million, or 3.3%, of our assets under management were invested in multifamily properties. Our portfolio includes 11 properties in five states totaling approximately 4,000 rental units which are 95% leased.

PE Investments

        Currently, $913 million, or 9.2%, of our assets under management were invested in PE Investments, including PE Investment II, which completed its initial closing on July 3, 2013. We elected the fair value option for PE Investments. As a result, we expect to record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flows from one period to another.

PE Investment I

        In February 2013, we completed the initial closing of our first joint venture owning limited partnership interests in real estate funds managed by top institutional-quality sponsors, or PE Investment I. We, together with NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.

        Since we were contractually entitled to our proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date such fund interests were transferred to PE Investment I, at the initial closing, we recorded our proportional share of all distributions received since June 30, 2012.

        The following tables present a summary of PE Investment I (dollars in millions):

Total PE Investment I(1)		Our Proportionate Share of PE Investment I
			June 30, 2013
Number of funds	47		Three	Six
Number of general partners	25		Months	Months
Reported NAV as a percentage of net cost(2)	64.1%		Ended	Ended

Reported annualized NAV growth (Quarter ended March 2013)	10.0%	Income	$14	$22
Reported annualized NAV growth (June 2012 to March 2013)	11.6%	Return of capital	5	35

Underlying assets, at cost	$26,500	Total distributions(4)	19	57
Implied leverage(3)	53.5%	Contributions(5)	1	18

Expected remaining future capital contributions as of June 30, 2013	$26	Net	$18	$39

(1)
Based on financial data reported by the underlying funds as of March 31, 2013, except as otherwise noted.

(2)
Net cost represents total funded capital less distributions received, excluding any distributions in excess of contributions for funds representing 3% of reported NAV.

(3)
Represents implied leverage for funds with investment-level financing, calculated as debt divided by assets at fair value.

(4)
Net of a $2 million reserve for taxes.

(5)
Due to the timing of the closing of fund interests, contributions are recorded based on the period of settlement and may not represent the period such contributions were made. Amounts presented are based on the applicable period, not the period of settlement.

        The following presents the underlying fund interests in PE Investment I by investment type and geographic location based on NAV as of March 31, 2013:

PE Investment I by Underlying Investment Type(1)	PE Investment I by Underlying Geographic Location(1)

(1)
Based on individual fund financial statements.

PE Investment II

        On July 3, 2013, we completed the initial closing of our second joint venture owning limited partnership interests in real estate private equity funds, or PE Investment II. We, together with NorthStar Income and funds managed by Goldman Sachs Asset Management, or the Vintage Funds, entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law, to acquire limited partnership interests in up to 25 real estate private equity funds with an aggregate reported NAV of approximately $925 million as of September 30, 2012. We, NorthStar Income and the Vintage Funds each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. The fund interests are expected to be acquired by PE Investment II in the remainder of 2013. The closing of the funds is subject to customary closing conditions, including third-party consents.

        PE Investment II will pay $510 million to the seller for all of the fund interests, or 55% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $415 million, or 45% of the September 30, 2012 NAV, or the Deferred Amount, by the fourth year after the first day of the fiscal quarter following the closing date. We funded all of our proportionate share of the Initial Amount at the initial closing on July 3, 2013. Our share of the Initial Amount and the Deferred Amount represents $357 million and $291 million, respectively.

        PE Investment II is entitled to receive all cash distributions from September 30, 2012 through the closing of each fund interest and is obligated to fund all capital contributions from September 30, 2012.

        The following table presents the expected fund interests in PE Investment II (dollars in millions):

Total PE Investment II(1)

Number of funds	25
Number of general partners	16
Reported NAV as a percentage of net cost(2)	72.0%
Reported annualized NAV growth (Quarter ended December 31, 2012)	14.0%
Underlying assets, at cost	$28,500
Implied leverage(3)	39.7%
Expected remaining future capital contributions as of June 30, 2013	$41

(1)
Based on financial data reported by the underlying funds as of December 31, 2012, except as otherwise noted.

(2)
Net cost represents total funded capital less distributions received.

(3)
Represents implied leverage for funds with investment-level financing, calculated as debt divided by assets at fair value.

        The following presents the underlying fund interests in PE Investment II by investment type and geographic location based on NAV as of December 31, 2012:

PE Investment II by Underlying Investment Type(1)	PE Investment II by Underlying Geographic Location(1)

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

    NorthStar Realty Securities distributes equity for our Sponsored Companies. NorthStar Realty Securities is currently raising equity capital for NorthStar Healthcare which has a $1.1 billion maximum offering amount. NorthStar Income II's maximum offering amount is $1.65 billion and we expect to begin raising capital in the near term. NorthStar Income, our first Sponsored Company, completed its $1.1 billion primary offering on July 1, 2013. We expect that NorthStar

    Realty Securities will assist us in the future in accessing diverse sources of capital for other companies that may be sponsored and managed by us.

  •
  Managing CDO financing transactions on a fee basis.

    We manage ten CDOs representing $4.6 billion of assets based on principal amount, eight of which were sponsored by us, or the N-Star CDOs. In addition, we acquired the equity interests of two CDOs that have been integrated into our platform, the CSE RE 2006-A CDO, or CSE CDO, and the CapLease 2005-1 CDO, or CapLease CDO, which we herein collectively refer to as our acquired CDOs. In the case of the CSE CDO, we were delegated the collateral management and special servicing rights and for the CapLease CDO, we acquired the collateral management rights. Five of the CDOs are primarily collateralized by CRE debt and five are primarily collateralized by CRE securities.

    We consolidate these CDO financing transactions under accounting principles generally accepted in the United States, or U.S. GAAP. As a result, the collateral management and other fees we earn and receive in cash are eliminated in our consolidated statements of operations.

Opportunistic Investments

        We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide the best risk-adjusted returns. As a result, we pursue opportunistic investments across our business lines including CRE debt and equity investments. Examples of opportunistic investments include PE Investments and repurchasing our CDO bonds at a significant discount to principal amount.

        In terms of repurchases of our CDO bonds, they typically have significant credit support and we generally expect the CDO bonds will be repaid at par. As of August 1, 2013, the principal proceeds we could receive from CDO bonds we owned was $659 million, of which $509 million was repurchased at an average price of 32% in the secondary market and had a weighted average original credit rating of A+/A1. The discount to par of $345 million represents potential imbedded cash flows that we may realize in future periods in addition to our capital invested in these bonds. Because our CDO financing transactions are consolidated under U.S. GAAP, these CDO bonds are not presented as an investment but rather are eliminated in our consolidated financial statements and, as a result, the interest and realization of any discount will generally not be recorded as income on our consolidated statements of operations under U.S. GAAP. We generate cash flows in future periods through the interest payable on these bonds, as well as realize (in cash) the discount if and when the bonds repay.

Sources of Operating Revenues and Cash Flows

        We primarily generate revenue from net interest income on our CRE debt and securities portfolios, rental income from our real estate properties and fee income from our asset management activities. Additionally, we record equity in earnings from unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.

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

  •
  Cash available for distribution, or CAD (refer to "Non-GAAP Financial Measures—Cash Available for Distribution" for a description of this metric).

  •
  Adjusted funds from operations, or AFFO (refer to "Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations" for a description of this metric).

  •
  Credit losses are a measure of performance and can be used to compare the credit performance of our assets to our competitors and other finance companies.

  •
  Assets under management growth is a driver of our ability to grow our income especially related to our Sponsored REITs, but we believe it is of lesser importance than other metrics such as CAD or AFFO.

Outlook and Recent Trends

        Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45 billion and $40 billion in non-agency CMBS issuance that was completed in 2012 and the first half of 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. More recently, the Federal Reserve signaled it may begin to taper its stimulus efforts in late 2013 which has resulted in, and may continue in the future result in, an increase in interest rates on U.S. government bonds and interest rates more generally.

        We expect the commercial real estate markets will continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, tax policy, gridlock, Federal Reserve policy on stimulus and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of CRE debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.

        The capital markets began opening up in 2012 and we, and on behalf of NorthStar Income, began to again access the capital markets as evidenced by a securitization financing transaction completed in November 2012, or Securitization 2012-1. Refer to "Financing Strategy" for additional details. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $70 billion of non-agency CMBS issuance in 2013 (although recent volatility in the credit markets may impact this).

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

        Many of our CRE debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of June 30, 2013 was 0.19%, below its 0.48% average over the past five years. Lower LIBOR has meant lower debt service costs for our borrowers. This dynamic has partially offset decreasing cash flows caused by the more recent challenging economic conditions and helped in extending the life of interest reserves for those CRE debt investments that required interest reserves to service debt.

        Our CRE debt business generally lends and borrows based on a spread to LIBOR. As a result, increasing LIBOR should increase the net interest earned from our CRE debt investments. However, some of our non-legacy CRE debt originations have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors. The degree in which rates will increase is driven in a significant part by the actions of the Federal Reserve.

        CRE securities values are also influenced by credit ratings assigned by the rating agencies. Beginning in 2009 and continuing into late 2011, the rating agencies dramatically changed their ratings methodologies for all securitized asset classes, including commercial real estate. Combined with challenging economic conditions, their reviews resulted in large amounts of rating downgrade actions on our legacy CMBS investments, negatively impacting the fair value of these CMBS and in many cases negatively impacting the CDO financing transactions used by us and others to finance these assets. To some extent, we took advantage of the rating agency downgrades by purchasing $1.2 billion of CMBS in our CDOs in 2009 and 2010 at a weighted average discount to par of approximately 60%.

        The value of our real estate portfolio could be adversely impacted by rising interest rates if that translates into rising cap rates. However, because the spread between the 10-year U.S. Treasury and cap rates is currently wider than the historical average, it is not certain that rising U.S. Treasury yields will cause significant upward pressure on cap rates. Rising interest rates should be a leading indicator that the economy is improving and in turn support continued improvement in commercial real estate fundamentals. Weak economic conditions may negatively impact the creditworthiness of our tenants/operators which could result in their inability to meet the terms of their leases. Further, our healthcare properties are also subject to impact from regulatory changes, such as changes to the Medicare and Medicaid programs and state licensing requirements as well as the impact of The Patient Protection and Affordable Care Act that could negatively affect property values. Although we cannot make assurances that our cash flow will not be impacted by changes to these programs, a majority of our assets do not derive revenues from these government programs and we believe assets dependent on these programs have adequate lease coverage to support the rent of our operators.

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

        During the credit crisis covering 2007 to 2010, upon observing the deteriorating market conditions, we responded by decreasing investment activity and preserving capital. At the same time, we focused on raising capital in alternate channels, such as the non-traded REIT market. We currently anticipate that most of our investment activity and uses of available unrestricted cash liquidity will be focused on our businesses of originating and acquiring new loans and investing in real estate, as well as pursuing opportunistic investments in the commercial real estate market across our businesses, including investing in real estate private equity funds and repurchasing our CDO bonds at discounts to par. Availability and cost of capital will impact our profitability and earnings since we must raise new capital to fund a majority of this growth.

        As liquidity was more available to stronger sponsors and commercial real estate fundamentals were stabilizing beginning in 2011, we took advantage of this dynamic in terms of both capital raising and investment activity. We raised $808 million of capital to date in 2013 and $724 million of capital in 2012. In addition, we entered into four credit facilities with an aggregate of $440 million to finance the origination of CRE first mortgage loans and the purchase of AAA/Aaa rated CMBS investments. In November 2012, we, and on behalf of NorthStar Income, entered into Securitization 2012-1 to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.

        Throughout 2012 and to date in 2013, we actively invested across our businesses. With respect to our loan originations, to date in 2013 we originated nine loans with an aggregate principal amount of $276 million. The weighted average expected return on invested equity of these debt investments is approximately 13%. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

        The following table presents our invested equity in real estate investments made to date in 2013 (dollars in thousands):

PE Investments(1)	$639,007
Manufactured housing	214,873
Multifamily	92,964
Healthcare	17,568

Total(2)	$964,412

(1)
Excludes contributions related to future funding commitments.

(2)
The aggregate initial current yield on invested equity of these real estate investments is 17%. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

        In addition, to date in 2013 we have made investments on behalf of NorthStar Income including 11 loan originations with a principal amount of $499 million, PE Investments of $257 million and a "B-piece" with a principal amount of $74 million.

Financing Strategy

        We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our initial public offering in 2004, we completed preferred and common equity offerings raising aggregate proceeds of approximately $2.1 billion, including raising $474 million from the issuance of common and preferred equity through August 1, 2013. We raised $286 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term (at the time of issuance) and limited covenants. In addition, we raised $852 million of unsecured exchangeable senior notes, including $345 million in 2013. As of June 30, 2013, we had $566 million of exchangeable senior notes outstanding.

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

        Our legacy CRE debt and securities portfolios are predominantly financed through long-term, non-recourse CDOs. In our N-Star CDOs, rated CDO bonds are issued and backed by pools of collateral originated or acquired by us. Our CDO bonds are non-recourse and the collateral is used to service the interest payments on the rated CDO bonds. After the reinvestment period, principal received from collateral amortizes the CDO bonds, so there is no maturity risk. At the time of issuance, we typically sold all of the investment-grade rated CDO bonds and retained the non-investment grade subordinate classes and equity notes, which we refer to as our retained equity interest in the CDO. Refer to "Liquidity and Capital Resources" for additional details regarding our CDO financing transactions.

        In late 2011, we began using secured term credit facilities to partially finance our non-legacy CRE debt and securities investments. The credit facilities currently provide for an aggregate of up to $340 million to finance first mortgage loans and senior loan participations secured by commercial real estate and $100 million to finance the acquisition of AAA/Aaa rated CMBS. We, and on behalf of NorthStar Income, utilize securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for newly-originated non-legacy CRE debt investments that were previously financed on credit facilities. Currently, we have $98 million issued as part of Securitization 2012-1, $122 million outstanding under our loan credit facilities and $17 million outstanding under our CMBS facility. We currently have $301 million of available borrowing under our credit facilities.

        Our real estate portfolio and certain REO are typically financed with non-recourse mortgages. We seek to match the term of the financing with the remaining lease term of the net lease and healthcare properties. Regarding our more recent acquisitions of real estate, including the manufactured housing communities and multifamily property investments, we seek long-term, non-recourse, non-mark to market financing that is also assignable and have been able to obtain such financing at very favorable terms.

        Given the nature of our CDO financing arrangements for our legacy CRE debt and securities investments, we expect these borrowings to amortize over time as the underlying assets paydown or are sold. CDO liabilities may also be reduced in connection with a liquidation of a CDO such as the recent liquidation of N-Star CDO II (refer to "Liquidity and Capital Resources"). Borrowing levels for non-legacy CRE debt and securities investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our non-legacy CRE debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net funding spread.

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

        We generally required borrowers, at the time of origination and/or as required by property performance during the loan term, to pre-fund reserves to cover interest and operating expenses until the property cash flows increased sufficiently to cover debt service costs. We also generally required the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise an extension option under the loan as some of the borrowers had a recourse obligation to do so. Despite more recent low interest rates and improving real estate fundamentals, we expect that in the future some of our borrowers related to our legacy CRE debt investments may still have difficulty servicing such debt.

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

Critical Accounting Policies

Principles of Consolidation

        Our consolidated financial statements include the accounts of NorthStar Realty Finance Corp., the Operating Partnership and their consolidated subsidiaries. We consolidate variable interest entities, or VIEs, where we are the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by us. All significant intercompany balances are eliminated in consolidation.

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

        We evaluate our CRE debt and securities, investments in unconsolidated ventures and securitization financing transactions, such as our CDOs and its liabilities to subsidiary trusts issuing preferred securities, to determine whether they are a VIE. We analyze new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.

Voting Interest Entities

        A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating and/or kick-out rights by other parties.

        We perform on-going reassessments of whether entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.

Investments in and Advances to Unconsolidated Ventures

        We have non-controlling, unconsolidated ownership interests in entities that may be accounted for using the equity method, at fair value or the cost method.

        Under the equity method, the investment is adjusted each period for capital contributions and distributions and our share of the entity's net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. Allocations of net income (loss) may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.

        We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for PE Investments. PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. We record the change in fair value for our share of the projected future cash flows of PE Investments from one period to another in equity in earnings (losses) from unconsolidated subsidiaries in the consolidated statements of operations. Any change in fair value attributed to market related assumptions are considered unrealized gain (loss).

        We may account for investments that do not qualify for equity method accounting or for which the fair value option was not elected using the cost method if we determine the investment in the unconsolidated entity is insignificant. Under the cost method, equity in earnings is recorded as dividends are received to the extent they are not considered a return of capital, which is recorded as a reduction of cost of the investment.

Fair Value Option

        The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. We will generally not elect the fair value option for our assets and liabilities. However, we may elect to apply the fair value option for certain investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.

Fair Value Measurement

        The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Revenue Recognition

Real Estate Debt Investments

        Interest income is recognized on an accrual basis and any related premium, discount, origination costs and fees are amortized over the life of the investment using the effective interest method. The amortization is reflected as an adjustment to interest income in our consolidated statements of operations. The amortization of a premium or accretion of a discount is discontinued if such loan is reclassified to held for sale.

        Loans acquired at a discount with deteriorated credit quality are accreted to expected recovery, which takes into consideration the contractual cash flows of the loan, adjusted for the impact of any prepayments, and expected future cash flows we expect to receive. We continue to estimate the amount of recovery over the life of such loans. A subsequent change in expected future cash flows is recognized as an adjustment to the accretable yield prospectively over the remaining life of such loan.

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

Real Estate Securities

        Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flows through the expected maturity date of the security. Changes to expected cash flows may result in a change to the yield which is then applied retrospectively for high-credit quality securities, or prospectively for all other securities to recognize interest income.

Commission Income

        Commission income represents income earned from selling equity in our Sponsored Companies through NorthStar Realty Securities while such companies are raising capital for their primary offering. Commission income is accrued on a trade date basis. We are currently raising capital for NorthStar Healthcare and expect to begin raising capital for NorthStar Income II in the near term. NorthStar Income, our first Sponsored Company, completed its $1.1 billion primary offering on July 1, 2013.

Advisory and Other Fees

        Advisory and other fees include fees earned from the management of our Sponsored Companies and are recognized in the period during which the related services are performed and the amounts have been contractually earned.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

        Loans are considered impaired when based on current information and events, it is probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We assess the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the quality and financial condition of the borrower and the competitive situation of the area where the underlying collateral is located. Because this determination is based on projections of future economic events, which are inherently subjective, the amount ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a loan loss reserve is recorded with a corresponding charge to provision for loan losses. The loan loss reserve for each loan is maintained at a level that is determined to be adequate by management to absorb probable losses.

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

Operating Real Estate

        Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate expected future undiscounted cash flows generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.

        Allowances for doubtful accounts for tenant/operator receivables are established based on a periodic review of aged receivables resulting from estimated losses due to the inability of tenants/operators to make required rent and other payments contractually due. Additionally, we establish, on a current basis, an allowance for future tenant/operator credit losses on unbilled rent receivable based on an evaluation of the collectability of such amounts.

Investments in and Advances to Unconsolidated Ventures

        We review our equity investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we consider U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in our consolidated statements of operations.

Real Estate Securities

        CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.

        CRE securities for which the fair value option is not elected, which predominately includes AAA/Aaa rated CMBS, are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired, the security is written down to its fair value. The amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings.

Other

        Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for a complete discussion of our critical accounting policies.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board, or FASB, issued an accounting update that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's non-recourse borrowing, the reporting entity must apply sales accounting to the real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the borrowing. The requirements of the accounting update were effective for us in the first quarter 2013 and are applied on a prospective basis. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 to June 30, 2012 (Dollars in Thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$73,148	$79,993	$(6,845)	(8.6)%
Interest expense on debt and securities	11,588	12,531	(943)	(7.5)%

Net interest income on debt and securities	61,560	67,462	(5,902)	(8.7)%
Other revenues
Rental and escalation income	65,213	28,319	36,894	130.3%
Commission income, related party	32,635	8,679	23,956	276.0%
Advisory and other fees, related party	5,787	2,742	3,045	111.1%
Other revenue	1,130	1,526	(396)	(26.0)%

Total other revenues	104,765	41,266	63,499	153.9%
Expenses
Other interest expense	34,814	22,134	12,680	57.3%
Real estate properties—operating expenses	18,048	4,250	13,798	324.7%
Asset management expenses	1,506	787	719	91.4%
Commission expense	29,506	7,889	21,617	274.0%
Transaction costs	6,750	200	6,550	3,275.0%
Provision for loan losses, net	—	6,537	(6,537)	(100.0)%
General and administrative
Salaries and equity-based compensation	17,129	14,873	2,256	15.2%
Other general and administrative	6,654	5,087	1,567	30.8%

Total general and administrative	23,783	19,960	3,823	19.2%
Depreciation and amortization	21,849	12,569	9,280	73.8%

Total expenses	136,256	74,326	61,930	83.3%

Income (loss) from operations	30,069	34,402	(4,333)	(12.6)%
Equity in earnings (losses) of unconsolidated ventures	15,119	(336)	15,455	4,599.7%
Unrealized gain (loss) on investments and other	(58,663)	(115,648)	56,985	49.3%
Realized gain (loss) on investments and other	12,962	5,195	7,767	149.5%

Income (loss) from continuing operations	(513)	(76,387)	75,874	99.3%
Income (loss) from discontinued operations	(33)	(19)	(14)	(73.7)%
Gain on sale from discontinued operations	—	285	(285)	(100.00)%

Net income (loss)	$(546)	$(76,121)	$75,575	99.3%

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

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,847,314	$35,388	7.66%	$1,733,156	$32,555	7.51%
CRE securities investments	1,610,921	37,760	9.38%	2,165,795	47,438	8.76%

	$3,458,235	73,148	8.46%	$3,898,951	79,993	8.21%

Interest-bearing liabilities:(1)
CDO bonds payable	$2,866,400	$9,238	3.51%	$3,496,614	$11,821	3.76% (5)
Securitization bonds payable	98,001	781	3.19%	NA	—	NA
Credit facilities	97,312	1,426	5.86%	101,072	567	2.24%
Secured term loan	14,609	143	3.92%	14,682	143	3.90%

	$3,076,322	11,588	3.58%	$3,612,368	12,531	3.71%

Net interest income		$61,560			$67,462

(1)
Excludes $225.6 million and $184.4 million carrying value of REO and investments in and advances to unconsolidated ventures, net of related financing as of June 30, 2013 and 2012, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All amounts are calculated based on quarterly averages.

(3)
Includes the effect of amortization of premium or accretion of discount and deferred fees.

(4)
Calculated based on annualized interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $16.0 million and $21.0 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended June 30, 2013 and 2012, respectively.

        Interest income decreased $6.8 million, primarily attributable to decreased interest income on legacy investments ($8.4 million) and CSE CDO ($5.9 million), offset by additional income associated with an investment in our CDO bonds ($0.4 million) and increased interest income related to non-legacy CRE debt and securities investments ($7.1 million).

        Interest expense decreased $0.9 million, primarily attributable to lower interest expense related to repurchases and paydowns of CDO bonds payable ($2.1 million), offset by new borrowings on non-legacy investments through credit facilities and Securitization 2012-1 ($1.2 million).

Other Revenues

Rental and Escalation Income

        Rental and escalation income increased $36.9 million, primarily attributable to new investments in our real estate segment ($34.1 million) and higher income related to new REO in our legacy CRE debt segment ($3.3 million), offset by lower income on our net lease and healthcare properties in our real estate segment ($0.5 million).

Commission Income—Related Party

        Commission income is generated in our asset management business and currently represents income earned for selling equity in NorthStar Income through NorthStar Realty Securities. The increase of $24.0 million in commission income is attributable to our increased capital raising velocity in 2013.

Advisory and Other Fees—Related Party

        Advisory and other fees are generated in our asset management business and increased $3.0 million due to increased fees from managing NorthStar Income.

Other Revenue

        Other revenue decreased $0.4 million due to decreases in various fees such as special servicing fees, draw fees and late fees.

Expenses

Other Interest Expense

        Other interest expense increased $12.7 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new investments in our real estate segment ($10.3 million), new exchangeable senior notes at the corporate level ($2.1 million) and new mortgage notes payable associated with new REO in our real estate debt segment ($0.6 million), offset by decreased interest expense from principal paydowns on mortgage notes payable in our real estate segment ($0.1 million) and junior subordinated notes at the corporate level ($0.2 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses increased $13.8 million, primarily attributable to new investments in our real estate segment ($12.1 million) and new REO in our legacy CRE debt segment ($1.5 million).

Asset Management Expenses

        Asset management expenses increased $0.7 million and consisted of costs primarily related to managing our legacy CRE debt investments and CDO financing transactions and are recorded as part of our legacy CRE debt and securities segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing our CDO financing transactions.

Commission Expense

        Commission expense is incurred in our asset management business and represents fees to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions related to NorthStar Realty Securities. The increase of $21.6 million in commission expense corresponds with the increased commission income.

Transaction Costs

        Transaction costs represent costs such as professional fees associated with new investments. For the three months ended June 30, 2013, transaction costs of $6.8 million related to PE Investment II and our acquisition of real estate properties, all in our real estate segment. For the three months ended

June 30, 2012, transaction costs of $0.2 million related to costs for transactions that were not completed.

Provision for Loan Losses, Net

        Provision for loan losses, net on our CRE debt investments decreased $6.5 million. We did not record any provision for loan losses for the three months ended June 30, 2013. Provision for loan losses, net of $6.5 million for the three months ended June 30, 2012 related to two debt investments, including $6.3 million for mezzanine loans and $0.2 million for first mortgage loans.

General and Administrative

        General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of our asset management segment.

        General and administrative expenses increased $3.8 million primarily attributable to the following:

        Salaries and equity-based compensation expense increased $2.3 million primarily due to compensation from higher staffing levels to accommodate our new business activities ($2.8 million), equity compensation for the 2012 long-term incentive plan ($0.8 million) and the allocation of costs to our advised Sponsored Companies, offset by decreased equity compensation for the 2009 and 2010 long-term incentive plans ($0.4 million and $1.4 million, respectively).

        Other general and administrative expenses increased $1.6 million at the corporate level primarily due to increased legal fees related to general corporate work, offset by the allocation of costs to our advised Sponsored Companies.

Depreciation and Amortization

        Depreciation and amortization expense increased $9.3 million, primarily related to new acquisitions in our real estate segment.

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings of unconsolidated ventures increased $15.5 million, primarily attributable to PE Investment I in our real estate segment ($14.4 million), income from new investments in our non-legacy CRE debt and securities segment ($0.5 million) and decreased losses from equity investments in our legacy CRE debt segment ($0.6 million).

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

        For the three months ended June 30, 2013, the $58.7 million net unrealized loss primarily related to our legacy CRE debt and securities business and included unrealized losses on CDO bonds payable ($77.1 million) and net cash payments on interest rate swaps ($15.9 million), offset by net unrealized gains on our legacy CRE securities investments ($25.8 million) and derivative instruments ($22.4 million). The remaining change related to unrealized losses on our junior subordinated notes ($13.8 million) at the corporate level.

        For the three months ended June 30, 2012, the $115.6 million net unrealized loss primarily related to our legacy CRE debt and securities business and included net unrealized losses on CDO bonds payable ($86.3 million), unrealized losses on our legacy CRE securities investments ($29.6 million) and net cash payments on interest rate swaps ($21.1 million), offset by and unrealized gains on derivative instruments ($5.8 million). The remaining change related to unrealized gains on our junior subordinated notes ($15.6 million) at the corporate level.

Realized Gain (Loss) on Investments and Other

        Realized gains (losses) are principally related to our legacy CRE debt and securities business. Realized gains of $13.0 million for the three months ended June 30, 2013 consisted primarily of net realized gains from the sale of timeshare units ($7.8 million), gain from the liquidation of N-Star CDO II ($7.0 million), gains from the sale of CRE debt and securities investments ($0.7 million), foreign currency remeasurement gain ($0.8 million) and gains from the sale of manufactured homes ($0.4 million), offset by losses related to certain CRE securities investments ($3.8 million).

        Realized gains of $5.2 million for the three months ended June 30, 2012 consisted primarily of net realized gains from the sale of CRE debt and securities investments ($9.4 million), net realized gains from the sale of timeshare units ($6.2 million) and gains from the sale of land in Arizona and Florida ($1.0 million), offset by losses on the repurchases of CDO bonds ($7.9 million), foreign currency remeasurement loss ($3.3 million) and losses related to certain CRE securities investments ($0.2 million).

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period and are included as part of our legacy CRE debt and securities segments. For the three months ended June 30, 2013 and 2012, income (loss) from discontinued operations of an immaterial amount for both periods, related to one healthcare property located in Kentucky classified as held for sale and one multifamily property located in Texas that was sold in 2012.

Gain on Sale from Discontinued Operations

        For the three months ended June 30, 2013, there was no gain on sale from discontinued operations. Gain on sale from discontinued operations for the three months ended June 30, 2012 related to the sale of an office property in Indiana.

Comparison of the Six Months Ended June 30, 2013 to June 30, 2012 (Dollars in Thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$143,483	$160,809	$(17,326)	(10.8)%
Interest expense on debt and securities	22,985	26,265	(3,280)	(12.5)%

Net interest income on debt and securities	120,498	134,544	(14,046)	(10.4)%
Other revenues
Rental and escalation income	104,109	55,981	48,128	86.0%
Commission income, related party	49,575	16,078	33,497	208.3%
Advisory and other fees, related party	10,295	3,259	7,036	215.9%
Other revenue	1,674	1,630	44	2.7%

Total other revenues	165,653	76,948	88,705	115.3%
Expenses
Other interest expense	61,064	43,698	17,366	39.7%
Real estate properties—operating expenses	26,690	8,369	18,321	218.9%
Asset management expenses	2,813	3,071	(258)	(8.4)%
Commission expense	44,875	14,469	30,406	210.1%
Transaction costs	10,503	2,433	8,070	331.7%
Provision for loan losses, net	2,336	13,377	(11,041)	(82.5)%
General and administrative
Salaries and equity-based compensation	35,459	28,072	7,387	26.3%
Other general and administrative	11,680	9,190	2,490	27.1%

Total general and administrative	47,139	37,262	9,877	26.5%
Depreciation and amortization	36,923	24,784	12,139	49.0%

Total expenses	232,343	147,463	84,880	57.6%

Income (loss) from operations	53,808	64,029	(10,221)	(16.0)%
Equity in earnings (losses) of unconsolidated ventures	23,432	(837)	24,269	(2,899.5)%
Other income (loss)	—	20,258	(20,258)	(100.00)%
Unrealized gain (loss) on investments and other	(45,078)	(211,054)	165,976	78.6%
Realized gain (loss) on investments and other	17,044	20,547	(3,503)	(17.0)%

Income (loss) from continuing operations	49,206	(107,057)	156,263	(146.0)%
Income (loss) from discontinued operations	(56)	94	(150)	(159.6)%
Gain on sale from discontinued operations	—	285	(285)	(100.0)%

Net income (loss)	$49,150	$(106,678)	$155,828	(146.1)%

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

        The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Six Months Ended June 30,
	2013				2012
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,842,286	$66,154	7.18%		$1,725,631	$65,434	7.58%
CRE securities investments	1,671,642	77,329	9.25%		2,215,716	95,375	8.61%

	$3,513,928	143,483	8.17%		$3,941,347	160,809	8.16%

Interest-bearing liabilities:(1)
CDO bonds payable	$2,976,807	19,029	3.47	%(5)	$3,591,248	$24,949	3.74% (5)
Securitization bonds payable	98,002	1,582	3.23%		NA	—	NA
Credit facilities	85,237	2,090	4.90%		88,801	1,030	2.32%
Secured term loan	14,627	284	3.88%		14,682	286	3.90%

	$3,174,673	22,985	3.51%		$3,694,731	26,265	3.71%

Net interest income		$120,498				$134,544

(1)
Excludes $225.6 million and $184.4 million carrying value of REO and investments in and advances to unconsolidated ventures, net of related financing as of June 30, 2013 and 2012, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All amounts are calculated based on quarterly averages.

(3)
Includes the effect of amortization of premium or accretion of discount and deferred fees.

(4)
Calculated based on annualized interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $32.7 million and $42.3 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the six months ended June 30, 2013 and 2012, respectively.

        Interest income decreased $17.3 million, primarily attributable to decreased interest income on legacy investments ($22.6 million) and CSE CDO ($12.3 million), offset by additional income associated with an investment in our CDO bonds ($4.1 million) and increased interest income related to non-legacy CRE debt and securities investments ($13.4 million).

        Interest expense decreased $3.3 million, primarily attributable to lower interest expense related to repurchases and paydowns of CDO bonds payable ($5.5 million), offset by new borrowings on non-legacy investments through credit facilities and Securitization 2012-1 ($2.2 million).

Other Revenues

Rental and Escalation Income

        Rental and escalation income increased $48.1 million, primarily attributable to new investments in our real estate segment ($42.5 million) and higher income related to new REO in our legacy CRE debt segment ($6.3 million), offset by lower income on our net lease and healthcare properties in our real estate segment ($0.7 million).

Commission Income—Related Party

        Commission income is generated in our asset management business and currently represents income earned for selling equity in NorthStar Income through NorthStar Realty Securities. The increase of $33.5 million in commission income is attributable to our increased capital raising velocity in 2013.

Advisory and Other Fees—Related Party

        Advisory and other fees are generated in our asset management business and increased $7.0 million due to increased fees from managing NorthStar Income.

Other Revenue

        Other revenue increased an immaterial amount due to increases in various fees such as special servicing fees, draw fees and late fees.

Expenses

Other Interest Expense

        Other interest expense increased $17.4 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new investments in our real estate segment ($12.8 million), new exchangeable senior notes at the corporate level ($4.2 million) and new mortgage notes payable associated with new REO in our real estate debt segment ($1.1 million), offset by decreased interest expense from principal paydowns on mortgage notes payable in our real estate segment ($0.2 million) and junior subordinated notes at the corporate level ($0.6 million).

Real Estate Properties—Operating Expenses

        Real estate properties operating expenses increased $18.3 million, primarily attributable to new investments in our real estate segment ($14.8 million) and new REO in our legacy CRE debt segment ($3.3 million).

Asset Management Expenses

        Asset management expenses decreased $0.3 million and consisted of costs primarily related to managing our legacy CRE debt investments and CDO financing transactions and are recorded as part of our legacy CRE debt and securities segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing our CDO financing transactions.

Commission Expense

        Commission expense is incurred in our asset management business and represents fees to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions related to NorthStar Realty Securities. The increase of $30.4 million in commission expense corresponds with the increased commission income.

Transaction Costs

        Transaction costs represent costs such as professional fees associated with new investments. For the six months ended June 30, 2013, transaction costs of $10.5 million related to PE Investments and our acquisition of real estate properties, all in our real estate segment. For the six months ended June 30, 2012, transaction costs of $2.4 million related to costs for transactions that were not completed.

Provision for Loan Losses, Net

        Provision for loan losses, net on our CRE debt investments decreased $11.0 million. Provision for loan losses, net of $2.3 million for the six months ended June 30, 2013 related to a provision for loan loss on a mezzanine loan ($6.3 million), offset by a reversal of provision for loan loss for a mezzanine loan for which we contemporaneously took title to the collateral ($4.0 million). Provision for loan losses, net of $13.4 million for the six months ended June 30, 2012 related to five debt investments, including $11.6 million for mezzanine loans, $1.2 million for subordinated mortgage interests and $0.6 million for first mortgage loans.

General and Administrative

        General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of our asset management segment.

        General and administrative expenses increased $9.9 million primarily attributable to the following:

        Salaries and equity-based compensation expense increased $7.4 million primarily due to compensation from higher staffing levels to accommodate our new business activities ($5.7 million), equity compensation in the form of limited partnership interests in the Operating Partnership which are structured as profits interests ($4.6 million) and equity compensation for the 2012 and 2011 long-term incentive plans ($1.1 million and $0.2 million, respectively), offset by decreased equity compensation for the 2009 and 2010 long-term incentive plans ($0.8 million and $2.9 million, respectively) and the allocation of costs to our advised Sponsored Companies.

        Other general and administrative expenses increased $2.5 million at the corporate level primarily due to increased legal fees related to general corporate work, offset by the allocation of costs to our advised Sponsored Companies.

Depreciation and Amortization

        Depreciation and amortization expense increased $12.1 million, primarily related to new acquisitions in our real estate segment.

Equity in Earnings (Losses) of Unconsolidated Ventures

        Equity in earnings of unconsolidated ventures increased $24.3 million, primarily attributable to PE Investment I in our real estate segment ($22.0 million), income from new investments in our non-legacy CRE debt and securities segment ($1.4 million) and decreased losses from equity investments in our legacy CRE debt segment ($0.8 million).

Other Income (Loss)

        Other income (loss) of $20.3 million for the six months ended June 30, 2012 was primarily comprised of a reversal of a loss accrual previously recorded related to certain litigation in our real estate segment.

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

        For the six months ended June 30, 2013, the $45.1 million net unrealized loss primarily related to our legacy CRE debt and securities business and included unrealized losses on CDO bonds payable ($149.4 million) and net cash payments on interest rate swaps ($32.7 million), offset by net unrealized gains on our legacy CRE securities investments ($122.3 million) and derivative instruments ($38.2 million). The remaining change related to unrealized losses on our junior subordinated notes ($23.4 million) at the corporate level.

        For the six months ended June 30, 2012, the $211.1 million net unrealized loss primarily related to our legacy CRE debt and securities business and included net unrealized losses on CDO bonds payable ($209.5 million) and net cash payments on interest rate swaps ($42.6 million), offset by unrealized gains on our legacy CRE securities investments ($24.9 million) and unrealized gains on derivative instruments ($20.3 million). The remaining change related to unrealized losses on our junior subordinated notes ($4.2 million) at the corporate level.

Realized Gain (Loss) on Investments and Other

        Realized gains (losses) are principally related to our legacy CRE debt and securities business. Realized gains of $17.0 million for the six months ended June 30, 2013 consisted primarily of net realized gains from the sale of timeshare units ($11.7 million), gains from the sale of CRE debt and securities investments ($5.2 million), gain from the liquidation of N-Star CDO II ($7.0 million) and gain on sale of manufactured homes ($0.4 million), offset by foreign currency remeasurement loss ($0.9 million), net losses on repurchases of CDO bonds ($2.4 million) and losses related to certain CRE securities investments ($4.0 million).

        Realized gains of $20.5 million for the six months ended June 30, 2012 consisted primarily of net realized gains from the sale of CRE debt and securities investments ($16.1 million), net realized gains from the sale of timeshare units ($11.2 million) and gains from the sale of land in Arizona and Florida ($3.0 million), offset by losses on the repurchases of CDO bonds ($8.2 million) and foreign currency remeasurement loss ($1.6 million).

Income (Loss) from Discontinued Operations

        Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period and are included as part of our legacy CRE debt and securities segments. For the six months ended June 30, 2013 and 2012, income (loss) from discontinued operations of an immaterial amount for both periods, related to one healthcare property located in Kentucky classified as held for sale and one multifamily property located in Texas that was sold in 2012.

Gain on Sale from Discontinued Operations

        For the six months ended June 30, 2013, there was no gain on sale from discontinued operations. Gain on sale from discontinued operations for the six months ended June 30, 2012 related to the sale of an office property in Indiana.

Liquidity and Capital Resources

        We require significant capital to fund our investment activities and operating expenses. Our capital sources may include cash flow from operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as senior term loans, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock.

        We seek to meet our long-term liquidity requirements, including the repayment of borrowings and our investment funding needs, through existing cash resources, issuance of debt or equity capital and the liquidation or refinancing of assets. Nonetheless, our ability to meet a long-term (beyond one year) liquidity requirement may be subject to obtaining additional debt and equity financing. Any decision by our lenders and investors to provide us with financing will depend upon a number of factors, such as our compliance with the terms of our existing credit arrangements, our financial performance, industry or market trends, the general availability of and rates applicable to financing transactions, such lenders' and investors' resources and policies concerning the terms under which they make capital commitments and the relative attractiveness of alternative investment or lending opportunities.

        As a REIT, we are required to distribute at least 90% of our annual REIT taxable income to our stockholders, including taxable income where we do not receive corresponding cash, and we intend to distribute all or substantially all of our REIT taxable income in order to comply with the REIT distribution requirements of the Internal Revenue Code and to avoid federal income tax and the non-deductible excise tax. In the past, we maintained high unrestricted cash balances relative to the historical difference between our distributions and cash provided by operating activities. On a quarterly basis, our board of directors determines an appropriate common stock dividend based upon numerous factors, including CAD, AFFO, REIT qualification requirements, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Future dividend levels are subject to adjustment based upon our evaluation of the factors described above, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.

        We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of August 1, 2013 was approximately $220 million.

Securitization Financing Transactions

        We, and on behalf of NorthStar Income, entered into a securitization financing transaction which provides permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments. We expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities.

Securitization 2012-1

        In November 2012, we entered into Securitization 2012-1, a $351 million securitization financing transaction which provides permanent, non-recourse, non-mark-to-market financing and is collateralized by CRE debt investments originated by us and on behalf of NorthStar Income. A total of $228 million of bonds were issued, $98 million of which was used to finance the assets we contributed, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. We used the proceeds to repay $95 million of borrowings on our loan facilities.

Credit Facilities

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

        Currently, we have $231 million principal amount of CRE debt investments financed with $122 million from the loan facilities resulting in an expected return on invested equity of approximately 13%. We currently have $218 million of available borrowing under our loan facilities. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

CMBS Facility

        In October 2011, we entered into a credit facility that provides for $100 million to finance the acquisition of AAA/Aaa-rated CMBS and has an initial term of two years with a one-year extension option at our election subject to the satisfaction of certain customary conditions. Borrowings accrue interest at a per annum pricing rate equal to 1.65%, subject to adjustment.

        Currently, we have $19 million principal amount of CMBS with a weighted average current yield of 4.0% financed with $17 million at a weighted average financing cost over the expected life of 1.6%, resulting in an expected return on invested equity of approximately 20%. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

Summary of Facilities

        Our loan and CMBS facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants.

CDO Financing Transactions

        All of our legacy CDOs are past the reinvestment period. During the reinvestment period, we were allowed to reinvest principal proceeds from the underlying collateral into qualifying replacement collateral without having to repay the liabilities. $39 million principal amount of our CRE debt investments financed in our CDOs have their maturity date in the remainder of 2013, of which $5 million principal amount contain extension options of at least one year. We expect that a majority of these debt investments may have their maturities extended beyond 2013 based on the contractual extension option or through modification with the expectation that future periods will have more attractive economic conditions and cheaper debt capital available for refinancing. It is therefore difficult to estimate the amount of proceeds we will recover from the underlying collateral and since we are past the reinvestment period, such amounts will be used to amortize the senior CDO bonds.

        Our CDO financing transactions require that the underlying assets meet a collateral value coverage test, or OC test (as defined by each applicable indenture) in order for us to receive regular cash flow distributions. Primarily rating downgrades and/or defaults of CMBS and other securities can reduce the deemed value of the security in measuring the OC test, depending upon the level of downgrade. Also, defaults in our CRE debt investments can reduce the OC test. At the end of the reinvestment period, our ability to maintain the OC and interest coverage, or IC, tests may be negatively impacted since we will not be able to reinvest principal in these CDOs. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the senior CDO bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our dividend and affect compliance with REIT requirements. While we devote a significant amount of resources to managing our existing investments, challenging economic conditions and additional credit rating downgrades will make maintaining compliance with the CDO financing transactions more difficult.

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

        In May 2013, we completed the redemption of N-Star CDO II. We owned $71 million principal amount of CDO bonds that we repurchased in the open market at an aggregate purchase price of $36 million. On the redemption date, the issuer of N-Star CDO II sold its collateral and repaid the respective CDO bonds. We received $70 million in connection with the N-Star CDO II bonds repurchased in prior periods. We deconsolidated N-Star CDO II in the second quarter 2013 and recorded a realized gain of $7 million.

        The following table presents our CDO bonds payable owned as of August 1, 2013 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$88,849
AA through BBB	393,532
Below investment grade	176,790

Total(2)	$659,171

Weighted average original credit rating of repurchased CDO bonds	A+ / A1
Weighted average purchase price of repurchased CDO bonds	32%

(1)
Represents the maximum amount of principal proceeds that could be received. There is no assurance we will receive the maximum amount of principal proceeds.

(2)
Unencumbered CDO bonds are owned by us, of which $509 million were repurchased at a discount to par. The majority of CDO bonds owned are eliminated with the liability of the respective CDO on our consolidated financial statements.

        The following table presents our CRE debt CDO financing transactions as of June 30, 2013 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CSE Jul-10		CapLease Aug-11		Total
Balance sheet as of June 30, 2013(1)
Assets, principal amount	$353,729	$414,870	$929,857	$843,932		$159,083		$2,701,471
CDO bonds, principal amount(2)	229,613	329,428	706,180	772,452		141,319		2,178,992

Net assets	$124,116	$85,442	$223,677	$71,480		$17,764		$522,479
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$1,374	$1,568	$3,918	$5,594		$636		$13,090
Collateral management and other fees	259	2,253	974	419		91		3,996
Interest coverage cushion(1)	1,483	1,326	3,288	5,077		400
Overcollateralization cushion(1)	52,663	64,742	136,408	80,480		9,299
At offering	19,808	17,412	42,193	(151,595)	(4)	5,987	(5)

(1)
Based on remittance report issued on date nearest to June 30, 2013.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

(4)
Based on trustee report as of June 24, 2010, closest to the date of acquisition.

(5)
Based on trustee report as of August 31, 2011, closest to the date of acquisition.

        The following table presents our CRE securities CDO financing transactions as of June 30, 2013 (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star III Mar-05	N-Star V Sep-05	N-Star VII Jun-06	N-Star IX Feb-07	Total
Balance sheet as of June 30, 2013(1)
Assets, principal amount	$88,231	$212,426	$312,170	$307,603	$1,019,232	$1,939,662
CDO bonds, principal amount(2)	86,447	134,886	251,605	266,333	729,051	1,468,322

Net assets	$1,784	$77,540	$60,565	$41,270	$290,181	$471,340
CDO quarterly cash distributions and coverage tests(3)
Equity notes and retained original below investment grade bonds	$—	$—	$—	$—	$2,780	$2,780
Collateral management and other fees	37	67	43	51	789	987
Interest coverage cushion(1)	NEG	NEG	NEG	NEG	2,121
Overcollateralization cushion(1)	NEG	NEG	NEG	NEG	49,558
At offering	8,687	13,610	12,940	13,966	24,516

(1)
Based on remittance report issued on date nearest to June 30, 2013.

(2)
Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)
IC and OC coverage to the most constrained class.

        Currently, all of the N-Star CRE debt CDOs are in compliance with their OC and IC tests. Four of our N-Star securities CDOs (I, III, V and VII) are out of compliance with their respective OC tests, primarily due to rating agency downgrades. We expect that complying with OC and IC tests will continue to be difficult.

Cash Flows

Six Months Ended June 30, 2013 Compared to June 30, 2012

        Net cash provided by operating activities was $100 million for the six months ended June 30, 2013 compared to $34 million for the six months ended June 30, 2012. The increase was primarily due to new investment activity.

        Net cash used in investing activities was $1.4 billion for the six months ended June 30, 2013 compared to net cash provided by investing activities of $87 million for the six months ended June 30, 2012. The decrease in net cash provided was primarily due to new investment activity.

        Net cash provided by financing activities was $1.4 billion for the six months ended June 30, 2013 compared to net cash used of $70 million for the six months ended June 30, 2012. The primary cash inflows for the six months ended June 30, 2013 was $737 million of net new capital and $1.1 billion of net new borrowings, offset by $305 million for net repurchase/repayment of CDO bonds (utilizing restricted cash), $10 million for net swap activities and $98 million for the payment of dividends (common and preferred). The primary cash outflows for the six months ended June 30, 2012 was $368 million for net repurchase/repayment of CDO bonds (utilizing restricted cash), $17 million for net swap activities and $46 million for the payment of dividends (common and preferred), offset by $305 million from net new capital and $68 million of net new borrowings.

Off Balance Sheet Arrangements

        We have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 6. "Investments in and Advances to Unconsolidated Ventures" in Item 1. "Financial Statements" for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.

Related Party and Sponsored Company Arrangements

Commission Income and Expense

        Commission income represents income earned by selling equity in Sponsored Companies through NorthStar Realty Securities. Pursuant to dealer manager agreements between NorthStar Realty Securities and the Sponsored Companies, we receive selling commissions of up to 7% of gross offering proceeds raised. We reallow all selling commissions earned to participating broker-dealers. In addition, we also receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers. Commission expense represents fees to participating broker-dealers with whom we have distribution agreements and commissions expensed to NorthStar Realty Securities. For the six months ended June 30, 2013, commission expense was $45 million of which $6 million related to NorthStar Realty Securities.

Advisory and Other Fees

        We have agreements with each of our Sponsored Companies to manage their day-to-day affairs, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the six months ended June 30, 2013 and 2012, we earned $10 million and $3 million of fees related to these agreements, respectively. In general, we may determine to defer fees or seek reimbursement, subject to compliance with applicable policies. From inception through June 30, 2013, we deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.

        Additionally, we incur direct and indirect costs on behalf of our Sponsored Companies which are expected to be reimbursed subsequently to us. As of June 30, 2013, we had aggregate unreimbursed costs of $13 million from our Sponsored Companies. This amount is recorded as receivables, related parties on our consolidated balance sheets. For the six months ended June 30, 2013, we received $6 million of reimbursements from our Sponsored Companies.

        We have agreements with each of our N-Star CDOs and the CSE and CapLease CDOs to perform certain collateral management services. The fee income related to all of our CDO financing transactions is eliminated as a result of the consolidation of the respective CDO financing transaction. For the six months ended June 30, 2013, we earned $9 million in fee income that was eliminated in consolidation.

Purchase Common Stock of Sponsored Companies

        We committed to purchase up to $10 million in shares of NorthStar Income's common stock during the period through July 19, 2013, in the event that NorthStar Income's distributions to its stockholders exceeds its modified funds from operations, or MFFO, as defined in accordance with the current practice guidelines issued by the Investment Program Association. In connection with this commitment, we purchased an aggregate of 507,980 shares of NorthStar Income's common stock for $4.6 million from inception of NorthStar Income through the termination of the agreement.

        We also committed to purchase up to $10 million in shares of NorthStar Healthcare's common stock during the two-year period through August 7, 2014 (including $2 million in shares of common stock purchased by an affiliate to satisfy the minimum offering requirement), in the event that NorthStar Healthcare's cash distributions to its stockholders exceeds its MFFO. In connection with this commitment, in February 2013, we satisfied NorthStar Healthcare's minimum offering amount as a result of the purchase of 222,223 shares of its common stock for $2 million. For the six months ended June 30, 2013, $0.6 million of gross proceeds were raised from the issuance of NorthStar Healthcare's common stock to third parties. In the second quarter 2013, we sold a $2.5 million participation in an $11 million first mortgage loan originated by us in February 2013, to NorthStar Healthcare. NorthStar Healthcare will purchase additional amounts of the loan, from time to time, as additional capital is raised, increasing the size of the participation until NorthStar Healthcare owns the entire loan. We currently consolidate NorthStar Healthcare based on our majority voting interest in the entity. We expect to deconsolidate NorthStar Healthcare as additional capital is raised and we no longer own a majority voting interest.

        In May 2013, NorthStar Income II's registration statement on Form S-11 was declared effective by the SEC. We committed to purchase up to $10 million in shares of NorthStar Income II's common stock on similar terms to the agreement with NorthStar Income and NorthStar Healthcare. We have not purchased shares of NorthStar Income II's common stock related to this commitment.

Securitization 2012-1

        We entered into an agreement with NorthStar Income that provides that both we and NorthStar Income receive the economic benefit and bear the economic risk associated with the investments we each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of us and NorthStar Income is subordinate to interests of the senior bondholders of Securitization 2012-1 and the senior bondholders have no recourse to the general credit of us or NorthStar Income. In the event that either we or NorthStar Income suffer a complete loss of the retained equity interests in

Securitization 2012-1, any additional losses would be borne by the remaining retained equity interests held by us or NorthStar Income, as the case may be, prior to the senior bondholders.

Legacy Fund

        We have two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One loan of $16 million matures in March 2014 and has a one-year extension option. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the six months ended June 30, 2013 and 2012, we earned an aggregate $1.1 million of interest income for both periods. Furthermore, in February 2013, NorthStar Income made a $91 million loan to the Legacy Fund. In connection with this loan, we acting in our capacity as the advisor to NorthStar Income, received a customary 1.0% origination fee and further earn an annual asset management fee of 1.25%. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. In addition, we lease office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.2 million through December 31, 2016. We have the option to renew the lease for an additional five years.

PE Investments

        We guaranteed all of our funding obligations that may be due and owed under the respective agreement of the respective PE Investments directly to the PE Investment entities. We and NorthStar Income each agreed to indemnify the other proportionately for any losses that may arise in connection with the funding and other obligations as set forth in the governing documents in the case of a joint default by us and NorthStar Income. We and NorthStar Income further agreed to indemnify each other for all of the losses that may arise as a result of a default that was solely caused by us or NorthStar Income, as the case may be.

PE Investment I

        In connection with PE Investment I, we assigned our rights to subscribe to 29.5% of our interest in PE Investment I to a subsidiary of NorthStar Income.

Recent Developments

Dividends

        On July 31, 2013, we declared a dividend of $0.20 per share of common stock. The common stock dividend will be paid on August 16, 2013 to stockholders of record as of the close of business on August 12, 2013. On July 31, 2013, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.53125 per share of Series D preferred stock. Dividends will be paid on all series of preferred stock on August 15, 2013, to stockholders of record as of the close of business on August 12, 2013.

Exchangeable Senior Notes

        In July 2013, we issued an additional $45 million of the 5.375% Notes as a result of the full over-allotment option being settled. Net proceeds from the exercise of the over-allotment option was $44 million.

PE Investment II

        On July 3, 2013, PE Investment II completed the initial closing and we funded $357 million (including our proportionate interest of the $50 million deposit made in June 2013), excluding adjustments for distributions and contributions since September 30, 2012. We are entitled to our proportionate share of distributions and obligated to make our proportionate share of contributions from September 30, 2012 until the closing of each fund interest.

Amendment to Bylaws

        On July 31, 2013, our board of directors amended and restated our Bylaws to add a provision designating the Circuit Court for Baltimore City, Maryland, as the exclusive forum for derivative lawsuits brought on our behalf, actions for breach of fiduciary duty, actions pursuant to the general corporation law of the State of Maryland and actions asserting claims governed by the internal affairs doctrine, unless we consent to the selection of an alternative forum. The Amended and Restated Bylaws are filed as Exhibit 3.2 to this report and this summary is qualified in its entirety by reference to the Amended and Restated Bylaws.

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

        CAD should not be considered as an alternative to net income (determined in accordance with U.S. GAAP), or as an indication of our cash from operating activities (determined in accordance with U.S. GAAP), or a measure of our liquidity. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.

        The following table presents a reconciliation of CAD to net cash provided by operating activities for the three and six months ended June 30, 2013 (dollars in thousands, except per share data):

	June 30, 2013
	Three Months Ended	Six Months Ended
Net cash provided by operating activities(1)	$56,826	$99,500
Preferred stock dividends	(12,993)	(24,334)
Adjustment for joint ventures	(322)	(475)
Timing differences related to general and administrative expenses and corporate borrowings	(9,985)	(14,890)
Timing differences related to non-capitalized transaction costs	7,156	8,084
Amortization of discounts and other(2)	15,806	27,181

CAD	$56,488	$95,066

CAD per share(3)	$0.27	$0.48

(1)
Three months ended June 30, 2013 is based on the six months ended June 30, 2013 less the three months ended March 31, 2013 as reported in the first quarter 2013 Form 10-Q.

(2)
Realized discounts related to repurchased CDO bonds totaled $53 million in 2012 and are currently expected to be approximately $70 million in 2013. For CAD, realized discounts on CDO bonds are assumed to equal annual amortization of total expected cash discount over a 5.4 year weighted average remaining life as of January 1, 2013.

(3)
CAD per share does not take into account any potential dilution from exchangeable senior notes, warrants or restricted stock units that are subject to performance metrics that are not currently achieved.

Funds from Operations and Adjusted Funds from Operations

        Management believes that funds from operations, or FFO, and AFFO, each of which is a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (calculated in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures. FFO, as defined by NAREIT, is a computation made by analysts and investors to measure a real estate company's cash flow generated by operations.

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

        The following table presents a reconciliation of FFO and AFFO to income (loss) from continuing operations before non-controlling interest in our Operating Partnership for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Funds from operations:
Income (loss) from continuing operations	$(513)	$(76,387)	$49,206	$(107,057)
Non-controlling interests(1)	292	280	292	540

Net income (loss) before amounts attributable to non-controlling interest in Operating Partnership	(221)	(76,107)	49,498	(106,517)
Adjustments:
Preferred stock dividends	(12,993)	(5,635)	(24,334)	(10,958)
Depreciation and amortization	21,071	11,130	35,446	21,959
Funds from discontinued operations	(33)	92	(56)	297
Real estate depreciation and amortization, unconsolidated ventures	603	207	800	414

Funds from operations	8,427	(70,313)	61,354	(94,805)

Adjusted funds from operations:
Funds from operations	8,427	(70,313)	61,354	(94,805)
Transaction costs	6,750	200	10,503	2,433
Straight-line rental income, net	(274)	(687)	(1,133)	(1,357)
Straight-line rental income/expense and amortization of above/below market leases, unconsolidated ventures	229	234	459	468
Amortization of deferred financing costs	1,562	800	2,966	1,660
Amortization of above/below market leases	(425)	(260)	(823)	(518)
Amortization of equity-based compensation	4,177	4,829	10,195	7,158
Unrealized (gain) loss from fair value adjustments	42,743	94,585	12,404	168,342

Adjusted funds from operations	$63,189	$29,388	$95,925	$83,381

FFO per share of common stock(2)	$0.04	$(0.54)	$0.31	$(0.79)
AFFO per share of common stock(2)	$0.30	$0.22	$0.49	$0.70

(1)
Excludes amounts attributable to non-controlling limited partner interest in our Operating Partnership.

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

Interest Rate Risk

        Changes in interest rates affect our net interest income, which is the difference between the income earned on our investments and the interest expense incurred in connection with our borrowings and derivatives.

        Our CRE debt and securities investments bear interest at either a floating or fixed rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprice every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from these investments. However, some of our non-legacy CRE debt originations have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors.

        Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of June 30, 2013, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in a decrease in net interest income of approximately $4 million. The same hypothetical 100 basis point increase in one-month LIBOR applied to our current floating-rate assets and liabilities (including derivatives), excluding LIBOR caps and floors that mature in the next twelve months, would result in an increase in net interest income of approximately $2 million.

        Changes in interest rates could affect the value of our fixed-rate CRE debt and securities investments and our real estate investments. For example, increasing interest rates could result in a higher required yield on investments, which could decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. In addition, the value of our real estate properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flows generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants/operators. Lower risk-free rates generally result in lower discount rates and, therefore, higher valuations, and vice versa; however, increases in the risk-free rates would not impact our net interest income.

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

        We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of June 30, 2013, our counterparties do not hold any cash margin as collateral against our swap contracts. As of June 30, 2013, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. During the six months ended June 30, 2013, we recorded $38 million of unrealized gains from derivatives from fair value adjustments.

Credit Spread Risk

        The value of our fixed and floating-rate investments also change with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed- and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or "wider" spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or "tighten," the value of these assets should increase.

        Market credit spreads are currently much wider than existed at the time we originated or acquired a majority of our legacy investments. These market spreads imply that investments for which we did not elect fair value option, primarily our CRE debt and real estate investments, may be worth less than the amounts at which we carry these investments on our consolidated balance sheets. However, we typically financed these investments with borrowings priced in a similar credit environment and intend to hold them to maturity, and, therefore, we do not believe that intra- and inter-period changes in value caused by changing credit spreads materially impacts the economics associated with our investment.

Credit Risk

        Credit risk in our CRE debt and securities investments relates to each individual borrower's ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.

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

        We are subject to the credit risk of the corporate lessee of our net lease properties and the operators of our healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant/operator's business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator's core business operations. Where appropriate, we may seek to augment the tenant/operator's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 57% of our tenant/operator revenues are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended, or Exchange Act, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

Internal Control over Financial Reporting

Changes in internal control over financial reporting

        There have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
3.1		Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-11 (File No. 333-114675))

3.2	*	Amended and Restated Bylaws of NorthStar Realty Finance Corp.

3.3		Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)

3.4		Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)

3.5		Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.6		Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on March 19, 2012)

3.7		Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share and 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 13, 2012)

3.8		Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on July 13, 2012)

3.9		Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.875% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated October 5, 2012)

Exhibit Number	Description of Exhibit
3.10	Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.500% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated April 5, 2013)

4.1	Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-146679))

4.2	Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 22, 2007)

4.3	Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-152545))

4.4	Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on May 28, 2008)

4.5	Registration Rights Agreement relating to the 7.50% Exchangeable Senior Notes due 2031 of NorthStar Realty Finance Limited Partnership dated as of March 9, 2011, (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 9, 2011)

4.6	Indenture dated as of March 9, 2011, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 9, 2011)

4.7	Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 12, 2012)

4.8	Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 12, 2012)

4.9	Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 19, 2013)

4.10	Indenture, dated as of June 19, 2013, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 19, 2013)

Exhibit Number		Description of Exhibit
Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1		Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2		NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3		Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2005)

10.4		Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed September 14, 2006)

10.5		Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed February 9, 2007)

10.6		Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed May 29, 2007)

10.7	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed October 5, 2007)

10.8	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed October 5, 2007)

10.9	+	Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Albert Tylis (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed July 27, 2009)

10.10		Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.11	+	NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

Exhibit Number		Description of Exhibit
10.12		Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.13		Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.14		Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.15		Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.16	+	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.17	+	Form of Amended and Restated Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.18	+	Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.19		Master Repurchase and Securities Contract, dated as of October 28, 2011, by and between NRFC WF CMBS, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.22 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.20		Guaranty Agreement, made as of October 28, 2011, by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.23 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.21		Master Repurchase and Securities Contract, dated as of November 22, 2011, by and between NRFC WF Loan, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.24 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.22		Limited Guaranty, made as of November 22, 2011, by NorthStar Realty Finance Corp. and NorthStar Realty Finance Limited Partnership for the benefit of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2011)

10.23		Sixth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 21, 2012 (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

Exhibit Number		Description of Exhibit
10.24		Seventh Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 13, 2012)

10.25	+	Executive Employment Agreement, dated as of April 18, 2012, between NorthStar Realty Finance Corp. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.26		Omnibus Amendment to Repurchase Documents by and between NRFC WF Loan, LLC, as Seller, and Wells Fargo, National Association, as Buyer, Custodian, Servicer, Guarantor and Pledgor, dated as of April 13, 2012 (incorporated by reference to Exhibit 10.27 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.27		Eighth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 11, 2012 (incorporated by reference to Exhibit 10.28 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012)

10.28		Subscription Agreement dated as of December 10, 2012, by and among NRFC PE Fund Investor LLC, NRFC Inception, LP, Inception GP, LLC and the other party thereto (incorporated by reference to Exhibit 10.29 to NorthStar Realty Finance Corp.'s Annual Report on Form 10-K for the year ended December 31, 2012)

10.29	+	Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.30		Purchase and Sale Agreement, effective as of February 15, 2013 among NRFC MH II Holdings, LLC. ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K/A filed May 6, 2013)

10.31		Amendment to Purchase and Sale Agreement, made as of March 27, 2013 among NRFC MH II Holdings, LLC, ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K/A filed May 6, 2013)

10.32		Master Repurchase Agreement, dated as of March 11, 2013, by and among NRFC DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 12, 2013)

10.33		Limited Guaranty, dated as of March 11, 2013, executed and delivered by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 12, 2013)

10.34		Ninth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of April 10, 2013 (incorporated by reference to Exhibit 10.35 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

Exhibit Number		Description of Exhibit
10.35	+	Second Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.'s Definitive Proxy Statement on Schedule 14A filed April 19, 2013)

10.36	*	Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Equity (unaudited) as of June 30, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (unaudited)

*
Filed herewith.

+
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date: August 5, 2013	By:	/s/ DAVID T. HAMAMOTO David T. Hamamoto Chief Executive Officer
	By:	/s/ DEBRA A. HESS Debra A. Hess Chief Financial Officer