Form 10-Q
period 2013-09-30
NORTHSTAR REALTY FINANCE CORP.
filed 2013-11-06
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The Company has one class of common stock, par value $0.01 per share, 239,745,742 shares outstanding as of November 4, 2013.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "believe," "could," "project," "predict," "continue," "future" or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities, our ability to grow our asset management business, our ability to manage our collateralized debt obligations, or CDOs, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	access to debt and equity capital and our liquidity;

•	our use of leverage;

•	our ability to obtain mortgage financing on our real estate portfolio;

•	the effect of economic conditions on the valuation of our investments;

•	our ability to source and close on attractive investment opportunities;

•
our ability to grow our asset management business by raising capital for, and effectively implementing the business plans of, the companies we sponsor and advise, in particular our sponsored companies;

•
the impact of adverse conditions effecting a specific asset class in which we have significant investments, such as manufactured housing and limited partnership interests in real estate private equity funds;

•	performance of our investments relative to our expectations and the impact on our actual return on invested equity, as well as the cash provided by these investments and available for distribution;

•
the impact of economic conditions on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest, as well as on the tenants/operators of the real property that we own;

•
our ability to realize the value of the bonds and equity we purchased and/or retained in our CDO financing transactions and other securitization financing transactions and our ability to complete securitization financing transactions on terms that are acceptable to us, if at all;

•	our ability to meet various coverage tests with respect to our CDO financing transactions;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	credit rating downgrades;

•	tenant/operator or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	our ability to close the applicable interests in real estate private equity funds described in this Quarterly Report on Form 10-Q, on the terms described, if at all;

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

PART I. Financial Information
Item 1.    Financial Statements
NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$329,403	$444,927
Restricted cash	217,401	360,075
Operating real estate, net	2,145,223	1,401,658
Real estate debt investments, net	1,177,517	1,832,231
Investments in private equity funds, at fair value (refer to Note 6)	624,652	—
Investments in and advances to unconsolidated ventures	55,550	111,025
Real estate securities, available for sale	1,010,336	1,124,668
Receivables, net of allowance of $1,006 as of September 30, 2013 and $1,526 as of December 31, 2012	26,846	28,413
Receivables, related parties	19,633	23,706
Unbilled rent receivable, net of allowance of $314 as of September 30, 2013	14,576	16,129
Derivative assets, at fair value	6,393	6,229
Deferred costs and intangible assets, net	90,484	97,700
Assets of properties held for sale	1,595	1,595
Other assets	108,969	65,422
Total assets(1)	$5,828,578	$5,513,778
Liabilities
Mortgage and other notes payable	$1,785,711	$1,015,670
CDO bonds payable	866,161	2,112,441
Securitization bonds payable	97,919	98,005
Credit facilities	23,594	61,088
Secured term loan	—	14,664
Exchangeable senior notes	555,432	291,031
Junior subordinated notes, at fair value	192,279	197,173
Accounts payable and accrued expenses	79,007	45,895
Escrow deposits payable	111,394	90,032
Derivative liabilities, at fair value	68,892	170,840
Other liabilities	34,798	86,075
Total liabilities(2)	3,815,187	4,182,914
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders' Equity
Preferred stock, $736,640 and $536,640 aggregate liquidation preference as of September 30, 2013 and December 31, 2012, respectively	697,352	504,018
Common stock, $0.01 par value, 500,000,000 shares authorized, 239,745,742 and 163,607,259 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2,397	1,636
Additional paid-in capital	1,906,658	1,195,131
Retained earnings (accumulated deficit)	(625,168)	(376,685)
Accumulated other comprehensive income (loss)	(1,439)	(22,179)
Total NorthStar Realty Finance Corp. stockholders' equity	1,979,800	1,301,921
Non-controlling interests	33,591	28,943
Total equity	2,013,391	1,330,864
Total liabilities and equity	$5,828,578	$5,513,778

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		September 30, 2013	December 31, 2012
		(Unaudited)
(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$63,375	$320,815
	Operating real estate, net	6,677	342,461
	Real estate debt investments, net	435,173	1,478,503
	Investments in and advances to unconsolidated ventures	—	59,939
	Real estate securities, available for sale	680,288	1,015,972
	Receivables, net of allowance	8,526	16,609
	Unbilled rent receivable	—	2,125
	Deferred costs and intangible assets, net	—	37,753
	Assets of properties held for sale	1,595	1,595
	Other assets	1,157	12,689
	Total assets of consolidated VIEs	$1,196,791	$3,288,461
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	Mortgage and other notes payable	$—	$228,446
	CDO bonds payable	866,161	2,112,441
	Secured term loan	—	14,664
	Accounts payable and accrued expenses	4,525	13,626
	Escrow deposits payable	15,269	67,406
	Derivative liabilities, at fair value	68,892	170,840
	Other liabilities	3,477	25,144
	Total liabilities of consolidated VIEs	$958,324	$2,632,567

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share and Dividends Declared Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest income
Interest income	$75,141	$82,558	$218,624	$243,367
Interest expense on debt and securities	10,132	12,304	33,117	38,569
Net interest income on debt and securities	65,009	70,254	185,507	204,798
Other revenues
Rental and escalation income	72,909	29,095	177,018	85,076
Commission income, related party	1,639	12,213	51,214	28,291
Advisory and other fees, related party	6,816	1,507	17,111	4,766
Other revenue	1,778	366	3,452	1,996
Total other revenues	83,142	43,181	248,795	120,129
Expenses
Other interest expense	41,747	23,618	102,811	67,316
Real estate properties—operating expenses	23,926	4,814	50,616	13,184
Commission expense (refer to Note 9)	1,629	11,070	46,504	25,538
Other expenses	1,207	1,120	4,020	4,191
Transaction costs	298	—	10,801	2,433
Provision for (reversal of) loan losses, net	(11,122)	6,360	(8,786)	19,737
General and administrative
Salaries and equity-based compensation(1)	17,130	13,691	52,589	41,764
Other general and administrative	5,094	5,801	16,774	14,991
Total general and administrative	22,224	19,492	69,363	56,755
Depreciation and amortization	33,905	11,635	70,828	36,419
Total expenses	113,814	78,109	346,157	225,573
Income (loss) from operations	34,337	35,326	88,145	99,354
Equity in earnings (losses) of unconsolidated ventures	31,013	421	54,445	(416)
Other income (loss)	—	—	—	20,258
Unrealized gain (loss) on investments and other	16,565	(202,019)	(28,513)	(413,073)
Realized gain (loss) on investments and other	30,567	15,221	47,611	35,768
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	(254,206)	—	(254,206)	—
Income (loss) from continuing operations	(141,724)	(151,051)	(92,518)	(258,109)
Income (loss) from discontinued operations	(25)	411	(81)	506
Gain on sale from discontinued operations	—	29	—	314
Net income (loss)	(141,749)	(150,611)	(92,599)	(257,289)
Less: net (income) loss attributable to non-controlling interests	6,313	7,704	5,493	13,911
Preferred stock dividends	(15,591)	(6,671)	(39,925)	(17,629)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(151,027)	$(149,578)	$(127,031)	$(261,007)
Earnings (loss) per share:
Basic	$(0.68)	$(1.11)	$(0.63)	$(2.16)
Diluted	$(0.68)	$(1.11)	$(0.63)	$(2.16)
Weighted average number of shares:
Basic	222,206,091	134,272,289	199,409,945	120,491,186
Diluted	231,469,244	140,609,372	208,550,350	126,445,659
Dividends per share of common stock	$0.21	$0.17	$0.60	$0.48
___________________________________________

(1)
The three months ended September 30, 2013 and 2012 include $3.4 million and $2.9 million, respectively, of equity-based compensation expense. The nine months ended September 30, 2013 and 2012 include $13.6 million and $10.0 million, respectively, of equity-based compensation expense.

 See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(141,749)	$(150,611)	$(92,599)	$(257,289)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(1,095)	(101)	2,674	6,589
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(926)	—	(926)	—
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 14)	1,172	1,845	4,656	5,591
Reclassification of swap (gain) loss into gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	15,246	—	15,246	—
Total other comprehensive income (loss)	14,397	1,744	21,650	12,180
Comprehensive income (loss)	(127,352)	(148,867)	(70,949)	(245,109)
Less: Comprehensive (income) loss attributable to non-controlling interests	5,737	7,625	4,583	13,328
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(121,615)	$(141,242)	$(66,366)	$(231,781)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders' Equity
					Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	10,000	$241,372	96,045	$960	$809,826	$(8,626)	$(36,160)	$1,007,372	$32,242	$1,039,614
Net proceeds from offering of common stock	—	—	67,250	673	382,136	—	—	382,809	—	382,809
Net proceeds from offering of preferred stock	11,466	262,646	—	—	—	—	—	262,646	—	262,646
Redemptions of non-controlling interests	—	—	—	—	(2,358)	—	—	(2,358)	2,358	—
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	8,755	8,755
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(7,053)	(7,053)
Dividend reinvestment plan	—	—	35	1	202	—	—	203	—	203
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	12,817	12,817
Equity component of exchangeable senior notes	—	—	—	—	2,179	—	—	2,179	—	2,179
Other comprehensive income (loss)	—	—	—	—	—	—	13,981	13,981	690	14,671
Conversion of LTIP Units	—	—	277	2	3,146	—	—	3,148	(3,148)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	(79,472)	—	(79,472)	(6,191)	(85,663)
Dividends on preferred stock	—	—	—	—	—	(27,025)	—	(27,025)	—	(27,025)
Net income (loss)	—	—	—	—	—	(261,562)	—	(261,562)	(11,527)	(273,089)
Balance as of December 31, 2012	21,466	$504,018	163,607	$1,636	$1,195,131	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864
Net proceeds from offering of common stock	—	$—	74,750	$748	$655,571	$—	$—	$656,319	$—	$656,319
Net proceeds from offering of preferred stock	8,000	193,334	—	—	—	—	—	193,334	—	193,334
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	12,157	12,157
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(952)	(952)
Dividend reinvestment plan	—	—	20	—	187	—	—	187	—	187
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	13,615	13,615
Equity component of exchangeable senior notes	—	—	—	—	45,740	—	—	45,740	—	45,740
Conversion of exchangeable senior notes	—	—	43	—	(27)	—	—	(27)	—	(27)
Other comprehensive income (loss)	—	—	—	—	—	—	20,740	20,740	910	21,650
Conversion of LTIP Units	—	—	1,326	13	10,056	—	—	10,069	(10,069)	—
Dividends on common stock and LTIP Units	—	—	—	—	—	(121,452)	—	(121,452)	(5,520)	(126,972)
Dividends on preferred stock	—	—	—	—	—	(39,925)	—	(39,925)	—	(39,925)
Net income (loss)	—	—	—	—	—	(87,106)	—	(87,106)	(5,493)	(92,599)
Balance as of September 30, 2013 (unaudited)	29,466	$697,352	239,746	$2,397	$1,906,658	$(625,168)	$(1,439)	$1,979,800	$33,591	$2,013,391

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(92,599)	$(257,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of private equity funds	(52,304)	—
Equity in (earnings) losses of unconsolidated ventures	(2,141)	416
Depreciation and amortization	70,828	36,718
Amortization of premium/accretion of discount on investments	(34,629)	(57,860)
Interest accretion on investments	(1,443)	(1,182)
Amortization of deferred financing costs	4,930	2,196
Amortization of equity-based compensation	13,615	10,049
Unrealized (gain) loss on investments and other	(15,540)	351,914
Realized gain (loss) on investments and other / other income	(47,611)	(36,026)
(Gain) loss from deconsolidation of N-Star CDOs	254,206	—
Gain on sale from discontinued operations	—	(314)
Reversal of accrued loss contingency and other costs	—	(22,041)
Distributions from private equity funds	52,304	—
Distributions from unconsolidated ventures	4,358	1,420
Amortization of capitalized above/below market leases	(1,204)	(948)
Straight line rental income, net	(2,226)	(2,220)
Provision for (reversal of) loan losses, net	(8,786)	19,737
Allowance for uncollectable accounts	898	301
Other	306	—
Discount received	7,318	13,111
Changes in assets and liabilities:
Restricted cash	(5,064)	(8,344)
Receivables	(3,270)	(1,775)
Other assets	(1,370)	8,509
Receivables, related parties	(6,885)	(2,502)
Accounts payable and accrued expenses	41,091	(8,055)
Other liabilities	3,245	16,658
Net cash provided by (used in) operating activities	178,027	62,473
Cash flows from investing activities:
Acquisitions of operating real estate, net	(1,267,910)	(6,858)
Improvements of operating real estate	(9,049)	(3,050)
Deferred costs and intangible assets	(877)	(799)
Net proceeds from disposition of operating real estate	—	8,542
Originations of real estate debt investments, net	(486,484)	(178,395)
Acquisitions of real estate debt investments	(56,301)	(125,158)
Proceeds from sales of real estate debt investments (refer to Note 9)	90,345	17,072
Repayments on real estate debt investments	158,064	135,941
Investments in and advances to private equity funds	(617,692)	—
Distributions from private equity funds	37,061	—
Investment in and advances to unconsolidated ventures	(22,546)	(20,294)
Distributions from unconsolidated ventures	11,491	450
Acquisitions of real estate securities, available for sale	—	(89,041)
Proceeds from sales of real estate securities, available for sale	206,380	258,748
Repayments on real estate securities, available for sale	170,531	162,364
Change in restricted cash	(28,735)	(5,277)
Other assets	7,277	17,349
Net cash provided by (used in) investing activities	(1,808,445)	171,594
See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Borrowings from mortgage notes	992,836	4,500
Repayments of mortgage notes	(7,492)	(6,650)
Proceeds from CDO bond reissuance	23,725	10,360
Proceeds from CDO bonds	—	10,000
Repayments of CDO bonds	(525,757)	(532,403)
Repurchases of CDO bonds	(32,719)	(72,356)
Paydowns on securitization bonds payable	(194)	—
Borrowings from credit facilities	92,560	119,775
Repayments of credit facilities	(130,054)	(33,888)
Repayments of secured term loan	(105)	—
Proceeds from exchangeable senior notes	345,000	82,000
Repurchases and repayment of exchangeable senior notes	(36,710)	(7,500)
Payment of deferred financing costs	(26,452)	(3,727)
Purchase of derivative instruments	(9,589)	(8,920)
Settlement of derivative instruments	—	(11,175)
Change in restricted cash	135,697	59,996
Net proceeds from preferred stock offering	193,334	141,850
Net proceeds from common stock offering	656,319	205,908
Proceeds from dividend reinvestment plan	187	148
Dividends (common and preferred)	(161,377)	(74,179)
Contributions from non-controlling interests	12,157	—
Distributions to non-controlling interests	(6,472)	(9,887)
Net cash provided by (used in) financing activities	1,514,894	(126,148)
Net increase (decrease) in cash and cash equivalents	(115,524)	107,919
Cash and cash equivalents—beginning of period	444,927	144,508
Cash and cash equivalents—end of period	$329,403	$252,427

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
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. The Company bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and its quantitative analysis on the forecasted cash flow of the entity.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company evaluates its CRE debt and securities, investments in unconsolidated ventures and securitization financing transactions, such as its collateralized debt obligations ("CDOs"), and its liabilities to subsidiary trusts issuing preferred securities ("junior subordinated notes"), to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If the Company has a majority voting interest in a voting interest entity, the entity will generally be consolidated. The Company does not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
The Company performs on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
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
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments in joint ventures that own limited partnership interests in real estate private equity funds ("PE Investments"). PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. The Company records the change in fair value for its share of the projected future cash flow of PE Investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions are considered unrealized gain (loss).
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
Loans acquired at a discount with deteriorated credit quality are accreted to expected recovery, which takes into consideration the contractual cash flow of the loan, adjusted for the impact of any prepayments, and expected future cash flow the Company expects to receive. The Company continues to estimate the amount of recovery over the life of such loans. A subsequent change in expected future cash flow is recognized as an adjustment to the accretable yield prospectively over the remaining life of such loan.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Commission Income
Commission income represents income earned from selling equity in sponsored companies through NorthStar Realty Securities, LLC ("NorthStar Realty Securities"), the Company's broker-dealer subsidiary while such companies are raising capital for their primary offering. Commission income is accrued on a trade date basis. The Company is currently raising capital for NorthStar Healthcare Income, Inc. ("NorthStar Healthcare") and NorthStar Real Estate Income II, Inc. ("NorthStar Income II"). NorthStar Real Estate Income Trust, Inc. ("NorthStar Income"), the Company's first sponsored company, successfully completed its primary offering on July 1, 2013. These companies are collectively referred to as Sponsored Companies.
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
Operating Real Estate
The Company's real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.
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
Investments in and Advances to Unconsolidated Ventures
The Company reviews its investments in unconsolidated ventures for which the Company did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in the consolidated statements of operations.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment ("OTTI") as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in the consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in the consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
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
Other
Refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for complete disclosure of the Company's significant accounting policies.
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
3. Variable Interest Entities
As of September 30, 2013, the Company has identified the following consolidated and unconsolidated VIEs.
CDO Financing Transactions
The Company has sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. The Company acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO ("CSE CDO") and the CapLease 2005-1 CDO ("CapLease CDO"). In the case of the CSE CDO, the Company was delegated the collateral management and special servicing rights, and for the CapLease CDO, the Company acquired the collateral management rights. These CDOs are collectively referred to as the N-Star CDOs and their assets are referred to as legacy investments. All N-Star CDOs are considered VIEs. At the time of issuance of the sponsored CDOs, the Company retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, the Company has repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds.
The collateral for the CRE debt CDO financing transactions primarily includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant loans and other loans. The collateral for the CDO financing transactions primarily collateralized by CRE securities includes commercial mortgage-backed securities ("CMBS"), unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated N-Star CDOs
As of September 30, 2013, the Company serves as collateral manager and/or special servicer for N-Star CDOs I, III, V and IX which are primarily collateralized by CRE securities and as collateral manager delegate for the CSE CDO. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs and therefore continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer, may in its sole discretion

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the nine months ended September 30, 2013 and 2012.
Unconsolidated N-Star CDOs
On September 30, 2013, the Company delegated the collateral management rights for N-Star CDOs IV, VI and VIII and the CapLease CDO to a third-party collateral manager who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager and retained administrative responsibilities. The Company evaluated the reconsideration event and determined that these CDOs were still VIEs as the equity investors do not have the characteristics of a controlling financial interest. The Company evaluated the fees paid to the third-party collateral manager and concluded that the third party was acting as a principal. The Company no longer has the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to selling collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, on September 30, 2013, the Company deconsolidated the assets and liabilities for such CDO financing transactions.
In July 2013, the Company determined it no longer had the power to direct the activities that most significantly impact the economic performance of N-Star CDO VII due to the ability of a single party to remove the Company as collateral manager as a result of an existing event of default. The Company is no longer the primary beneficiary of N-Star CDO VII, and as a result, in the third quarter 2013, the Company deconsolidated the assets and liabilities of this CDO. Similar events of default in the future, if they occur, could cause the Company to deconsolidate additional CDO financing transactions.
The deconsolidation of the N-Star CDOs resulted in a non-cash loss on deconsolidation recorded in the statements of operations for the three and nine months ended September 30, 2013 summarized as follows (dollars in thousands):

Assets of deconsolidated N-Star CDOs	$(1,812,921)
Liabilities of deconsolidated N-Star CDOs	1,353,672
Subtotal of net assets deconsolidated	(459,249)
N-Star CDO bonds(1)	142,436
N-Star CDO equity(1)	129,670
Other(2)	(48,438)
Subtotal	223,668
Reclassification of unrealized gain (loss) to gain (loss) from deconsolidation	(3,379)
Reclassification from OCI of swap gain (loss) into gain (loss) from deconsolidation	(15,246)
Total gain (loss) on deconsolidation of N-Star CDOs	$(254,206)
___________________________________________________________

(1)	The fair value of N-Star CDO bonds and retained equity interests ("N-Star CDO equity") are recorded as CRE securities on the consolidated balance sheet (refer to Note 7).

(2)	Primarily represents the fair value of CRE debt investments, a note payable and CDO bonds payable that were previously eliminated in consolidation.
Other Unconsolidated VIEs
Based on management's analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company's financial statements as of September 30, 2013. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified two CRE debt investments with an aggregate carrying value of $14.3 million as variable interests in VIEs. The Company determined that it is not the primary beneficiary of these VIEs, and as such, the VIEs are not consolidated in the Company's financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified six CRE securities with an aggregate fair value of $34.7 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate holder of a securitization it did not sponsor. For two of these securitizations, the Company was appointed as special servicer. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.
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
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of September 30, 2013 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$14,325	$—	$14,325	$14,325
Real estate securities, available for sale:
N-Star CDO bonds	—	—	142,436	142,436	142,436
N-Star CDO equity	—	—	129,670	129,670	129,670
CMBS	—	—	34,704	34,704	34,704
Subtotal real estate securities, available for sale	—	—	306,810	306,810	306,810
Total assets	—	14,325	306,810	321,135	321,135
Junior subordinated notes, at fair value	192,279	—	—	192,279	NA
Total liabilities	192,279	—	—	192,279	NA
Net	$(192,279)	$14,325	$306,810	$128,856	NA
____________________________________________________________

(1)	The Company's maximum exposure to loss as of September 30, 2013 would not exceed the carrying value of its investment.
The Company did not provide financial support to any of its unconsolidated VIEs during the nine months ended September 30, 2013 and 2012. As of September 30, 2013, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
4. Operating Real Estate
The following summarizes significant acquisitions of operating real estate for the nine months ended September 30, 2013. The Company consolidates each of these properties based on its majority voting interest in the respective property owning entity, as applicable.
Manufactured Housing Communities Portfolio
In April 2013, the Company, through a joint venture with a private investor, acquired a portfolio of manufactured housing communities comprised of 71 communities containing approximately 17,000 pad rental sites located throughout five states (primarily in Florida and Salt Lake City, Utah) ("MH Portfolio 2") for an aggregate purchase price of $865.3 million, including all costs, escrows and reserves. MH Portfolio 2 was financed with eight separate ten-year, non-recourse mortgages in the aggregate amount of $640.0 million at a weighted average fixed interest rate of 4.02% and maturing in 2023 ("MH 2 Senior Mortgage"). The Company structured the acquisition as a joint venture with the same third-party operating partner that is currently managing the Company's initial portfolio of manufactured housing communities ("MH Portfolio 1"). The Company contributed $214.9 million of equity for an approximate 98% interest in MH Portfolio 2. For the three and nine months ended September 30, 2013, the Company recorded $22.1 million and $43.1 million of revenue and $7.8 million and $7.1 million of net loss associated with MH Portfolio 2, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents unaudited consolidated pro forma results of operations based on the Company's historical financial statements and adjusted for the acquisition of MH Portfolio 2 and related borrowings as if it occurred on January 1, 2012. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future, and exclude transaction costs (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma total revenues	$158,283	$147,930	$491,402	$429,800
Pro forma net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(151,027)	$(152,905)	$(129,661)	$(270,022)
Pro forma EPS—Basic	$(0.68)	$(1.13)	$(0.65)	$(2.24)
Pro forma EPS—Diluted	$(0.68)	$(1.13)	$(0.65)	$(2.24)
Multifamily Investments
In March 2013, the Company, through a joint venture with a private investor, acquired a multifamily property with 972 units, located in Tennessee ("Multifamily Property 1"), for $49.2 million. Multifamily Property 1 was financed with a non-recourse mortgage of $39.6 million at a fixed interest rate of 3.996% and maturing in 2023 ("MF 1 Senior Mortgage"). The Company contributed $12.9 million of equity for a 90% interest in Multifamily Property 1.
In the second quarter 2013, the Company, through a joint venture with a private investor, acquired eight multifamily properties with 2,418 units, located in Georgia, Florida and Tennessee ("Multifamily Properties 2"), for $202.1 million. Multifamily Properties 2 was financed with seven separate non-recourse mortgages in the aggregate amount of $158.4 million at a weighted average fixed interest rate of 4.03% and maturing in 2023 ("MF 2 Senior Mortgages"). The Company contributed $55.3 million of equity for a 95% interest in Multifamily Properties 2.
In June 2013, the Company, through a joint venture with a private investor, acquired two multifamily properties with 626 units, located in Arizona ("Multifamily Properties 3"), for $61.5 million. Multifamily Properties 3 was financed with two separate non-recourse mortgages of $46.5 million at a weighted average fixed interest rate of 4.28% and maturing in 2023 ("MF 3 Senior Mortgages"). The Company contributed $15.0 million of equity for an 85% interest in Multifamily Properties 3.
Healthcare Investments
In June 2013, the Company acquired 11 assisted living facilities located in Minnesota for $51.0 million. The Company contributed $14.6 million of equity and financed the portfolio with a non-recourse mortgage of $38.2 million at an interest rate of LIBOR plus 3.00% and maturing in 2016 with two one-year extension options.
In June 2013, the Company acquired a memory care facility located in Connecticut for $10.5 million. The Company contributed $3.0 million of equity and financed the property with a non-recourse mortgage of $7.9 million at an interest rate of LIBOR plus 2.75% and maturing in 2018. Subsequent to quarter end, the Company sold this asset to NorthStar Healthcare at cost. Refer to Note 9 for further disclosure.
REO
The following table presents REO acquired by taking title, in connection with certain CRE debt investments, for the nine months ended September 30, 2013 that are reported on the Company's consolidated balance sheet as of September 30, 2013 (dollars in thousands):

Date	Type	Location	Original Loan Balance	Initial REO Value(1)
January	Retail	Sheboygan, WI	$12,500	$6,877
April	Land	Volusia County, FL	58,805	1,707	(2)
Total			$71,305	$8,584
____________________________________________________________

(1)	Initial REO values approximate fair value.

(2)	Represents a loan acquired with deteriorated credit quality in the CSE CDO.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents a rollforward of REO in operating real estate for the nine months ended September 30, 2013 (dollars in thousands):

Beginning balance	$342,461
Additions(1)	201,110
Deconsolidation of N-Star CDOs	(529,714)
Capital expenditures	2,692
Depreciation	(9,872)
Ending balance	$6,677
____________________________________________________________

(1)
Represents REO for which the Company took title to for the nine months ended September 30, 2013, of which $8.6 million initial REO value remains as of September 30, 2013, subsequent to the deconsolidation of certain N-Star CDOs (refer to Note 3).

Summary of Acquisitions
The Company estimated the fair value of the assets and liabilities for all real estate acquired (including taking title to collateral) at the date of acquisition. The following table presents the preliminary allocation of purchase price of the real estate assets acquired or for which the Company took title to collateral and related liabilities (including financings entered into contemporaneous with the acquisition) for acquisitions in 2013 that continue to be subject to refinement upon receipt of all information (dollars in thousands):

Multifamily
Assets:
Land	$45,090
Buildings	267,770
Other assets acquired(1)	22,254
Total assets acquired	$335,114
Liabilities:
Mortgage notes payable	$244,554
Other liabilities assumed(2)	403
Total liabilities	244,957
Total NorthStar Realty Finance Corp. stockholders' equity	83,178
Non-controlling interests	6,979
Total equity	90,157
Total liabilities and equity	$335,114
____________________________________________________________

(1)	Primarily includes deferred financing costs and restricted cash.

(2)	Primarily includes prepaid rent and security deposits.
Real Estate Sales
For the three months ended September 30, 2013, the Company sold four timeshare units for total sales proceeds of $0.3 million resulting in a net realized gain of $0.3 million. For the nine months ended September 30, 2013, the Company sold 26 timeshare units for total sales proceeds of $17.3 million, including seller financing of $0.6 million, resulting in a net realized gain of $12.0 million.
For the three months ended September 30, 2013, the Company sold 118 manufactured homes for total sales proceeds of $2.0 million, including seller financing of $1.0 million, resulting in an immaterial net realized loss. For the nine months ended September 30, 2013, the Company sold 197 manufactured homes for total sales proceeds of $3.4 million, including seller financing of $2.4 million, resulting in an immaterial net realized gain.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Discontinued Operations
Discontinued operations relates to a healthcare property held for sale as of September 30, 2013 and a multifamily and office property sold in 2012. The following table presents income (loss) from discontinued operations related to such properties for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012
Revenue
Rental and escalation income	$—	$865		$—	$2,543
Total revenue	—	865		—	2,543
Expenses
Real estate properties—operating expenses	25	354		81	1,732
Depreciation and amortization	—	100		—	305
Total expenses	25	454		81	2,037
Income (loss) from discontinued operations	(25)	411		(81)	506
Gain (loss) on sale from discontinued operations	—	29	(1)	—	314	(1)
Total income from discontinued operations	$(25)	$440		$(81)	$820
____________________________________________________________

(1)	Relates to the sale of an office property located in Indiana.

5. Real Estate Debt Investments
The following table presents CRE debt investments as of September 30, 2013, excluding CRE debt underlying CDOs that are not consolidated (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value(3)	Allocation by Investment Type(4)	Fixed Rate	Spread Over LIBOR(5)	Yield(6)
Asset Type:
First mortgage loans	16	$473,455	$436,848	31.9%	10.31%	6.66%	9.75%	90.2%
Mezzanine loans	6	111,465	109,208	7.5%	5.45%	11.34%	8.98%	53.2%
Subordinate mortgage interests	6	145,008	143,093	9.8%	13.08%	12.32%	13.27%	56.6%
Term loans	2	55,178	53,195	3.7%	13.86%	—	15.10%	—
Subtotal/Weighted average(1)	30	785,106	742,344	52.9%	10.85%	7.97%	10.69%	72.4%
CRE debt in N-Star CDOs(2)
First mortgage loans	32	617,444	362,073	41.6%	4.21%	2.83%	8.54%	91.6%
Mezzanine loans	1	11,000	11,000	0.7%	8.00%	—	8.00%	—
Subordinate mortgage interests	2	28,218	28,213	1.9%	—	5.97%	6.18%	100.0%
Term loans	8	42,929	33,887	2.9%	7.76%	—	9.83%	—
Subtotal/Weighted average	43	699,591	435,173	47.1%	6.05%	2.98%	8.48%	84.9%
Total(7)	73	$1,484,697	$1,177,517	100.0%	9.28%	5.42%	9.87%	78.3%
____________________________________________________________

(1)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $132.5 million for Securitization 2012-1 and $26.8 million for credit facilities. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company's cash requirement on future fundings would be $5.1 million. $449.8 million principal amount has a weighted average LIBOR floor of 0.90%.

(2)	$138.8 million principal amount has a weighted average LIBOR floor of 3.32%.

(3)
There is one loan on non-accrual status with a carrying value of $6.6 million that was acquired with deteriorated credit quality. There are no other loans on non-accrual status. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Non-accrual excludes $25.0 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(4)	Based on principal amount.

(5)	Includes one first mortgage loan with a carrying value of $3.7 million with a spread over prime rate.

(6)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of September 30, 2013, and for CRE debt with a LIBOR floor, using such floor.

(7)	The decrease from prior year primarily relates to the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Year to date through November 1, 2013, the Company originated 14 loans and acquired three loans with an aggregate principal amount of $486.0 million.
In April 2013, the Company, together with NorthStar Income, originated a $255.0 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza Hotel ("Milford") located in the epicenter of Times Square, New York City. In addition, the investment includes an aggregate 35.0% interest in the Milford hotel and retail component of the hotel. Refer to Note 6 for further disclosure. The Company funded $165.7 million of the investment and NorthStar Income funded the remaining $89.3 million. The loan is comprised of a $104.0 million first mortgage loan and a $61.7 million subordinate mortgage interest.
The loan is held by a general partnership of which both the Company and NorthStar Income are the general partners ("Milford Loan JV"). The Company is the designated partner. The Milford Loan JV is considered a voting interest entity and is not consolidated due to the substantive participating and kick-out rights held by NorthStar Income. The Company and NorthStar Income each control their proportionate interest in the Milford Loan JV and have pledged their proportionate interest to their respective loan facilities. Accordingly, the Company records its respective CRE debt investment on its consolidated balance sheets.
In the third quarter 2013, the most senior portion of the Milford loan was structured into a senior loan and a subordinate mortgage interest of $57.1 million and $46.9 million, respectively, to facilitate the financing of the senior loan into a securitization issued by the Company's sponsored non-traded REIT, NorthStar Income (“Securitization 2013-1”). The subordinate mortgage interest was retained by the Company and is unleveraged. The transfer of the senior loan obtained sale treatment under U.S. GAAP as the Company no longer maintains effective control of its transferred asset.
The following table presents CRE debt investments as of December 31, 2012 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)(5)	Yield(6)
Asset Type:
First mortgage loans	74	$1,578,872	$1,205,313	66.6%	4.29%	3.25%	6.10%	94.5%
Mezzanine loans	18	440,941	333,064	18.6%	4.34%	1.61%	2.68%	59.9%
Subordinate mortgage interests	7	121,473	96,357	5.1%	6.40%	3.97%	5.85%	75.7%
Credit tenant loans and other notes	43	124,460	118,093	5.2%	6.58%	—	7.39%	—
Term loans	10	105,718	79,404	4.5%	10.86%	3.50%	11.94%	4.8%
Total/Weighted average	152	$2,371,464	$1,832,231	100.0%	6.26%	3.05%	5.68%	78.2%
____________________________________________________________

(1)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $1,478.5 million for CDO financing transactions, $145.6 million for Securitization 2012-1 and $51.2 million for credit facilities. The remainder is unleveraged.

(2)
Includes seven loans with an aggregate carrying value of $162.5 million on non-accrual status (one of which was a loan acquired with deteriorated credit quality) which were primarily comprised of mezzanine loans. one of these loans was classified as non-performing. Non-accrual excludes $106.4 million carrying value of loans where the Company does not recognize interest income on the accrual rate but does recognize interest income based on the current rate.

(3)	Based on principal amount.

(4)	$315.8 million principal amount of the CRE debt investments have a weighted average LIBOR floor of 2.59%.

(5)	Includes one first mortgage loan with a carrying value of $0.8 million with a spread over prime rate.

(6)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2012, and for CRE debt with a LIBOR floor, using such floor.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents maturities of CRE debt investments based on principal amount as of September 30, 2013 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
October 1 - December 31, 2013	$49,759	$—
Years Ending December 31:
2014	474,667	294,027
2015	405,641	310,325
2016	262,326	204,178
2017	117,649	306,261
Thereafter	174,655	369,906
Total	$1,484,697	$1,484,697
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the related debt agreements.
As of September 30, 2013, the weighted average maturity including extensions of CRE debt investments is 3.4 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves being recorded as part of the carrying value of the investment. As of September 30, 2013, the Company had $295.5 million of unamortized discounts ($246.4 million related to the CSE CDO) and $7.9 million of unamortized origination fees and costs.
In July 2010, in connection with the acquisition of the equity interests in the CSE CDO, the Company consolidated certain CRE debt investments with deteriorated credit quality. As of September 30, 2013, such debt had an aggregate principal amount of $206.2 million and an aggregate carrying value of $41.9 million, of which $44.9 million of the remaining discount will be accreted. The change in the carrying value for the nine months ended September 30, 2013 was due to payoffs and the write-off of a loan for which the Company took title to the collateral.
The following table presents the status of CRE debt investments (dollars in thousands):

	Carrying Value as of September 30, 2013					Carrying Value as of December 31, 2012
	Number	All Other Loans	Number	Non-Performing Loans	Total	Number	All Other Loans	Number	Non-Performing Loans	Total
Class of Debt:
First mortgage loans	48	$800,817	—	$—	$800,817	73	$1,204,626	1	$12,500	$1,217,126
Mezzanine loans	7	122,088	—	—	122,088	18	441,100	—	—	441,100
Subordinate mortgage interests	8	171,306	—	—	171,306	7	118,457	—	—	118,457
Credit tenant loans and other notes	—	—	—	—	—	49	122,535	—	—	122,535
Term loans	10	87,082	—	—	87,082	4	89,712	—	—	89,712
Total real estate debt investments	73	1,181,293	—	—	1,181,293	151	1,976,430	1	12,500	1,988,930
Loan loss reserves	3	(3,776)	—	—	(3,776)	12	(151,076)	1	(5,623)	(156,699)
Total real estate debt investments, net(1)		$1,177,517		$—	$1,177,517		$1,825,354		$6,877	$1,832,231
____________________________________________________________

(1)	The decrease from prior year primarily relates to the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
The Company did not have any non-performing loans as of September 30, 2013. The Company's maximum exposure to loss related to the non-performing loans as of December 31, 2012 was $6.9 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013		2012
Beginning balance	$133,202	$172,034	$156,699		$187,784
Provision for (reversal of) loan losses, net	(11,122)	6,360	(8,786)	(1)	19,737
Transfers to REO	—	—	(5,623)		—
Sales	—	—	—		(667)
Write-offs / payoffs	—	(9,735)	(20,210)	(2)	(38,195)
Deconsolidation of N-Star CDOs(3)	(118,304)	—	(118,304)		—
Ending balance	$3,776	$168,659	$3,776		$168,659
____________________________________________________________

(1)	Includes $15.1 million of reversals of previously recorded provisions for loan losses.

(2)	Represents a write-off of a previously recorded loan loss reserve upon payoff of a loan.

(3)	Refer to Note 3 for further disclosure.

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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

Credit Quality Indicator:	September 30, 2013	December 31, 2012
Loans with no loan loss reserve:
First mortgage loans	$784,197	$1,150,636
Mezzanine loans	118,323	186,131
Subordinate mortgage interests	171,306	96,357
Credit tenant loans and other notes	—	118,093
Term loans	87,082	57,646
Subtotal	1,160,908	1,608,863
Other loans with a loan loss reserve/non-accrual status:(1)
First mortgage loans	14,724	47,800
Mezzanine loans	1,885	146,933
Term loans	—	21,758
Subtotal	16,609	216,491
Non-performing loans:
First mortgage loans	—	6,877
Subtotal	—	6,877
Total(2)	$1,177,517	$1,832,231
____________________________________________________________

(1)
December 31, 2012 includes four loans with a 100% loan loss reserve representing an aggregate principal amount of $36.0 million which are not considered NPLs as debt service is currently being received or debt service is not contractually due until maturity.

(2)	The decrease from prior year primarily relates to the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013(2)				December 31, 2012(2)
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	2	$16,619	$14,724	$1,896	6	$112,774	$85,887	$11,813
Mezzanine loans	1	3,765	1,885	1,880	9	265,225	157,178	108,036
Subordinate mortgage interests	—	—	—	—	2	22,100	—	22,100
Term loans	—	—	—	—	1	45,550	21,758	14,750
Total(3)	3	$20,384	$16,609	$3,776	18	$445,649	$264,823	$156,699
____________________________________________________________

(1)	Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment.

(2)
December 31, 2012 includes five loans, primarily first mortgage loans, considered TDRs with an aggregate carrying value of $41.4 million, all of which do not have loan loss reserves. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $6.6 million and $13.8 million as of September 30, 2013 and December 31, 2012, respectively, that is on non-accrual status and does have a loan loss reserve.

(3)	The decrease from prior year primarily relates to the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	September 30, 2013			September 30, 2012
	Number(1)	Average Carrying Value(1)	Quarter Ended Income(1)	Number	Average Carrying Value	Quarter Ended Income
Class of Debt:
First mortgage loans	5	$77,077	$346	9	$110,961	$275
Mezzanine loans	7	105,897	136	9	166,125	1,894
Subordinate mortgage interests	2	—	1	3	375	3
Term loans	1	27,068	914	1	21,758	914
Total/weighted average	15	$210,042	$1,397	22	$299,219	$3,086
___________________________________________________________

(1)	Includes impaired loans outstanding during the period which were deconsolidated on September 30, 2013. Refer to Note 3 for further disclosure.
The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	September 30, 2013			September 30, 2012
	Number(1)	Average Carrying Value(1)	Nine Months Ended Income(1)	Number	Average Carrying Value	Nine Months Ended Income
Class of Debt:
First mortgage loans	5	$80,733	$1,030	9	$100,503	$942
Mezzanine loans	7	124,665	414	9	171,942	5,909
Subordinate mortgage interests	2	—	3	3	7,518	47
Term loans	1	24,413	2,712	1	24,456	2,721
Total/weighted average	15	$229,811	$4,159	22	$304,419	$9,619
___________________________________________________________

(1)	Includes impaired loans outstanding during the period which were deconsolidated on September 30, 2013. Refer to Note 3 for further disclosure.
As of September 30, 2013, the Company did not have any loans past due greater than 90 days. As of December 31, 2012, the Company had one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days. This amount excludes non-accrual loans disclosed in the tables above.
Troubled Debt Restructurings
The Company did not have any CRE debt investments modified that were considered TDRs during the three months ended September 30, 2013. The following table presents CRE debt investments that were modified and considered a TDR for the three months ended September 30, 2012 (dollars in thousands):

	September 30, 2012
	Number		Carrying Value	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	1	(1)	$9,996	4.00%	1.61%	(1)
Mezzanine loans	1		12,681	2.50%	0.00%	(2)
Total/weighted average	2		$22,677	3.16%	0.72%
___________________________________________________________

(1)	The loan was modified into a first mortgage and mezzanine loan with a modified rate of LIBOR plus 2.50% and LIBOR plus 0.25%, respectively.

(2)
The loan was modified into a mezzanine loan and preferred equity interest with a modified rate of LIBOR plus 10% and a fixed rate of 7%, respectively, however, interest was deferred until certain hurdles are met.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents CRE debt investments that were modified and considered a TDR for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	September 30, 2013					September 30, 2012
	Number		Carrying Value	Original WA Interest Rate	Modified WA Interest Rate	Number		Carrying Value	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	—		$—	—	—	3	(2)(3)	$35,241	3.52%	2.78%
Mezzanine loans	1	(1)	50,905	10.85%	0.00%	1	(4)	12,681	2.50%	0.00%
Subordinate mortgage interests	—		—	—	—	1	(5)	—	3.35%	0.03%
Total/weighted average	1		$50,905	10.85%	0.00%	5		$47,922	2.65%	2.04%
____________________________________________________________

(1)
Considered a TDR in the first quarter 2013 and was subsequently modified in the second quarter 2013. On September 30, 2013, the Company deconsolidated certain of the N-Star CDOs, and as a result, no longer records this loan on its consolidated balance sheets. Refer to Note 3 for further disclosure.

(2)	Excludes one first mortgage loan with a carrying value of $6.0 million considered a TDR in the first quarter 2012 which the Company subsequently took title to the collateral.

(3)	Includes one loan which was modified into a senior first mortgage and mezzanine loan.

(4)
The loan was modified into a mezzanine loan and preferred equity interest with a modified rate of LIBOR plus 10% and a fixed rate of 7%, respectively, however, interest was deferred until certain hurdles are met.

(5)	The carrying value of this loan was zero as of September 30, 2012.
All loans modified in a TDR generally provided interest rate concessions and/or deferral of interest or principal repayments. Any loan modification is intended to maximize the collection of the principal and interest related to such loan. There are no write-downs related to the CRE debt investments that were modified and considered a TDR for the periods presented.
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
The Company evaluates whether disclosure of summarized financial statement information is required for any individually significant investments in unconsolidated ventures. The Company determined there were no significant unconsolidated joint ventures as of September 30, 2013.
Investments in Private Equity Funds
PE Investments are considered voting interest entities. They are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another.
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
PE Investment I provides for all cash distributions on a priority basis to the NorthStar Entities as follows: (i) first, 85% to the NorthStar Entities and 15% to the Class B Partner until the NorthStar Entities receive a 1.5x multiple on all of their invested capital, including amounts funded in connection with future capital commitments; (ii) second, 15% to the NorthStar Entities

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and 85% to the Class B Partner until the Class B Partner receives a return of its then remaining June 30, 2012 capital; and (iii) third, 51% to the NorthStar Entities and 49% to the Class B Partner. All amounts paid to and received by the NorthStar Entities will be based on each partner's proportionate interest.
Since the Company was contractually entitled to its proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date fund interests were transferred to PE Investment I, at the Initial Closing the Company recorded its proportional share of all distributions received since June 30, 2012. As of September 30, 2013, the carrying value of the investment in PE Investment I was $263.4 million. For the three and nine months ended September 30, 2013, the Company recognized $15.3 million and $37.3 million, respectively, of equity in earnings. For the nine months ended September 30, 2013, the Company received $74.6 million of net distributions and made $18.7 million of contributions related to PE Investment I. As of September 30, 2013, the Company's estimated future capital commitments to the fund interests in PE Investment I would be approximately $25.0 million.
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
PE Investment II will pay $509.9 million to the Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the "Initial Amount"), and will pay the remaining $415.5 million, or 45% of the September 30, 2012 NAV (the "Deferred Amount"), by the fourth year after the first day of the fiscal quarter following the closing date of each fund interest. The Company's share of the Initial Amount and the Deferred Amount represents $356.9 million and $290.9 million, respectively. The Company funded all of its proportionate share of the Initial Amount at the initial closing on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
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
The Company anticipates closing all of the fund interests by the end of 2013, subject to customary closing conditions, including third-party consents. For the three months ended September 30, 2013, the Company recognized $15.0 million of equity in earnings. For the three months ended September 30, 2013, the Company received $15.1 million of net distributions and made $4.4 million of contributions related to PE Investment II. As of September 30, 2013, the carrying value of the investment in PE Investment II was $361.3 million. As of September 30, 2013, the Company's estimated future capital commitments to the fund interests in PE Investment II would be approximately $39.0 million.
Multifamily Joint Venture
In July 2013, the Company through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The joint venture financed the transaction with a non-recourse mortgage totaling $29.5 million and the remainder in cash. The mortgage matures on July 1, 2023 and bears a fixed interest rate of 3.69%. The Company's 90% interest in the joint venture was acquired for $10.4 million. For the three and nine months ended September 30, 2013, the Company recognized equity in losses of $0.6 million which was primarily related to recording transaction costs of $0.8 million.
Meadowlands
The Company owned a 22% interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is currently in the form of a preferred equity interest secured by a retail/entertainment complex located in New Jersey (the "NJ Property"). As a result of the deconsolidation of certain N-Star CDOs, the Company deconsolidated its investment in the NJ Property on September 30, 2013 (refer to Note 3). As of December 31, 2012, the carrying value of the investment in the NJ Property was $64.8 million. For the three months ended September 30, 2013 and 2012, the Company recognized equity in losses of $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized equity in losses of $0.8 million and $1.2 million, respectively.
LandCap Partners
In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 ("Whitehall") to form LandCap Partners and LandCap LoanCo. (collectively referred to as "LandCap"). LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of September 30, 2013 and December 31, 2012, the carrying value of the 49% interest in LandCap was $13.8 million and $13.5 million, respectively. As of September 30, 2013 and December 31, 2012, LandCap had investments totaling $27.0 million and $30.9 million, respectively. For the three months ended September 30, 2013 and 2012, the Company recognized equity in earnings of $0.1 million for both periods. For the nine months ended September 30, 2013 and 2012, the Company recognized equity in earnings of $0.3 million and equity in losses of $0.6 million, respectively.
CS Federal Drive, LLC
The Company owns a 50% interest in CS Federal Drive, LLC ("CS/Federal"), which owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and the joint venture financed the transaction with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. As of September 30, 2013 and December 31, 2012, the carrying value of the investment in CS/Federal was $5.5 million and $5.4 million, respectively. For the three months ended September 30, 2013 and 2012, the Company recognized equity in earnings of $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized equity in earnings of $0.2 million and $0.6 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sponsored Companies
The Company sponsors NorthStar Income, a CRE debt-oriented non-traded REIT. As of September 30, 2013 and December 31, 2012, the carrying value of the investment in NorthStar Income was $6.1 million for both periods representing an interest of 0.6% and 1.1%, respectively. For the three months ended September 30, 2013 and 2012, the Company recognized $0.2 million and $0.1 million of equity in earnings, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized $0.3 million and $0.2 million of equity in earnings, respectively.
The Company sponsors NorthStar Healthcare, a healthcare debt and equity focused non-traded REIT. In August 2013, NorthStar Healthcare was deconsolidated as the Company no longer owned a majority voting interest. As of September 30, 2013, the carrying value of the investment in NorthStar Healthcare was $2.1 million, representing an interest of 12.6%. For the three months ended September 30, 2013, the Company recognized an immaterial amount of equity in earnings.
Other
In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. The Company owns an additional interest in the same loan through the CSE CDO with a carrying value of $11.0 million as of September 30, 2013. As of September 30, 2013 and December 31, 2012, the carrying value of the Company's investment was $5.7 million for each period. For the three months ended September 30, 2013 and 2012, the Company recognized $0.4 million and $0.1 million of equity in earnings. For the nine months ended September 30, 2013 and 2012, the Company recognized $1.1 million and $0.4 million of equity in earnings, respectively.
In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in New York. In July 2013, the loan was paid off at par. For the three and nine months ended September 30, 2013, the Company recognized $1.6 million and $2.8 million of equity in earnings, respectively.
In connection with the Milford loan, the Company and NorthStar Income have an aggregate 35.0% interest in the Milford hotel and retail component of the hotel, of which the Company owns 65% and NorthStar Income owns 35%. As of September 30, 2013, the carrying value of the investment was $0.1 million. For the three and nine months ended September 30, 2013, the Company recognized $0.8 million and $1.1 million of equity in losses, respectively.
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago. As of September 30, 2013, the carrying value of the investment was $8.5 million. For the nine months ended September 30, 2013, the Company did not recognize any equity in earnings.
7. Real Estate Securities, Available for Sale
The following table presents CRE securities as of September 30, 2013 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	27	$325,723	$152,919	$1,407	$(427)	$153,899	16.0%	1.50%	20.82%
N-Star CDO equity(5)	4	129,670	129,670	—	—	129,670	6.4%	NA	18.00%
CMBS and other securities(6)	17	98,651	58,604	6,488	(18,613)	46,479	4.8%	3.07%	5.07%
Subtotal(2)	48	554,044	341,193	7,895	(19,040)	330,048	27.2%	1.86%	17.05%
CRE securities in N-Star CDOs(5)(7)
CMBS	288	1,267,362	904,253	66,489	(361,591)	609,151	62.2%	3.21%	8.83%
Third-party CDO notes	21	112,208	101,989	—	(76,939)	25,050	5.5%	0.34%	1.18%
Agency debentures	8	87,172	28,704	3,728	(1,662)	30,770	4.3%	NA	4.63%
Unsecured REIT debt	1	8,000	8,527	999	—	9,526	0.4%	7.50%	6.00%
Trust preferred securities	2	7,225	7,225	—	(1,434)	5,791	0.4%	2.25%	2.25%
Subtotal	320	1,481,967	1,050,698	71,216	(441,626)	680,288	72.8%	2.82%	7.90%
Total	368	$2,036,011	$1,391,891	$79,111	$(460,666)	$1,010,336	100.0%	2.61%	10.14%
____________________________________________________________

(1)	Excludes $281.8 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	$10.2 million carrying value serves as collateral for the CMBS Facility (refer to Note 8). The remainder is unleveraged.

(3)	Based on fair value for N-Star CDO equity and principal amount for remaining securities.

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of September 30, 2013.

(5)	The fair value option was elected for these securities (refer to Note 13).

(6)	The fair value option was elected for $30.2 million carrying value of these securities (refer to Note 13).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
As of September 30, 2013, the Company's CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of September 30, 2013, contractual maturities of CRE securities investments ranged from four months to 39 years, with a weighted average expected maturity of 3.7 years.
The following table presents CRE securities as of December 31, 2012 (dollars in thousands):

				Cumulative Unrealized(2)			Allocation by	Weighted	Weighted
	Number(1)	Principal Amount	Amortized Cost	Gains	Losses	Fair Value(3)	Investment Type(4)	Average Coupon	Average Yield(5)
Asset Type:
CMBS	485	$2,207,067	$1,551,389	$84,752	$(652,123)	$984,018	86.9%	3.75%	10.43%
Third-party CDO notes	35	197,103	159,657	—	(111,421)	48,236	7.8%	0.62%	7.54%
Unsecured REIT debt	11	57,180	53,585	2,898	(102)	56,381	2.2%	5.50%	1.29%
Trust preferred securities	3	14,725	10,916	1,184	(2,529)	9,571	0.6%	2.26%	6.80%
Agency debentures	4	63,000	17,538	8,924	—	26,462	2.5%	NA	3.51%
Total	538	$2,539,075	$1,793,085	$97,758	$(766,175)	$1,124,668	100.0%	3.45%	9.81%
_________________________________________________________

(1)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.

(2)	Includes 21 CRE securities for which the fair value option was not elected.

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
For the three months ended September 30, 2013, proceeds from the sale of CRE securities was $36.2 million, resulting in a net realized gain of $2.5 million. For the three months ended September 30, 2012, proceeds from the sale of CRE securities was $58.5 million, resulting in a net realized gain of $10.1 million. For the nine months ended September 30, 2013, proceeds from the sale of CRE securities was $206.4 million, resulting in a net realized gain of $31.0 million. For the nine months ended September 30, 2012, proceeds from the sale of CRE securities was $258.7 million, resulting in a net realized gain of $26.0 million. The three and nine months ended September 30, 2013 include proceeds related to the liquidation of N-Star CDO II (refer to Note 8).
CRE securities investments includes 32 securities for which the fair value option was not elected. As of September 30, 2013, the aggregate carrying value of these securities was $170.2 million, representing $1.3 million of accumulated net unrealized gains included in OCI. The Company held three securities with an aggregate carrying value of $4.6 million with an unrealized loss of $0.4 million as of September 30, 2013 and all were in an unrealized loss position for a period of less than 12 months. Based on management's quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8. Borrowings
The following table presents borrowings as of September 30, 2013 and December 31, 2012 (dollars in thousands):

				September 30, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Manufactured housing communities
MH 1 Senior Mortgages(5)	Non-recourse	Jan-23	4.387%	$236,900	$236,900	$236,900	$236,900
MH 2 Senior Mortgages(6)	Non-recourse	May-23	4.016%	639,999	639,999	—	—
Subtotal Manufactured housing communities				876,899	876,899	236,900	236,900
Healthcare
Hillsboro, OR	Non-recourse	Jan-14	5.94%	31,288	31,288	31,650	31,650
Wakefield Portfolio	Non-recourse	Mar-15	LIBOR + 5.95%	56,003	56,003	56,717	56,717
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,558	20,558	20,747	20,747
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%	4,412	4,412	4,453	4,453
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	153,407	153,407	155,332	155,332
Tuscola/Harrisburg, IL	Non-recourse	Jan-17	7.09%	7,576	7,576	7,667	7,667
East Arlington, TX	Non-recourse	May-17	5.89%	3,222	3,222	3,259	3,259
Minnesota Portfolio	Non-recourse	May-18(7)	LIBOR + 3.00%	38,249	38,249	—	—
Clinton, CT	Non-recourse	Jun-18	LIBOR + 2.75%	7,829	7,829	—	—
Healthcare Preferred(8)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	—	—
Subtotal Healthcare				397,544	397,544	279,825	279,825
Net lease
South Portland, ME	Non-recourse	Jun-14	7.34%	3,879	3,879	4,051	4,051
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	3,046	3,046	3,123	3,123
Reading, PA	Non-recourse	Jan-15	5.58%	12,843	12,843	13,073	13,073
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	43,912	43,912	44,575	44,575
Keene, NH	Non-recourse	Feb-16	5.85%	6,269	6,269	6,353	6,353
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,167	16,167	16,374	16,374
Aurora, CO	Non-recourse	Jul-16	6.22%	31,356	31,356	31,713	31,713
DSG Portfolio	Non-recourse	Oct-16	6.17%	31,875	31,875	32,296	32,296
Indianapolis, IN	Non-recourse	Feb-17	6.06%	26,708	26,708	27,022	27,022
Milpitas, CA	Non-recourse	Mar-17	5.95%	20,199	20,199	20,616	20,616
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC(9)	Non-recourse	Apr-17	6.21%	1,558	1,558	1,827	1,827
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	13,812	13,812	14,133	14,133
Columbus, OH	Non-recourse	Dec-17	6.48%	22,389	22,389	22,643	22,643
Subtotal Net lease				266,713	266,713	270,499	270,499
Multifamily
MF 1 Senior Mortgage	Non-recourse	Apr-23	3.996%	39,600	39,600	—	—
MF 2 Senior Mortgages(10)	Non-recourse	May-23/July-23	4.03%	158,417	158,417	—	—
MF 3 Senior Mortgages(11)	Non-recourse	Jul-23	4.28%	46,538	46,538	—	—
Subtotal Multifamily				244,555	244,555	—	—
Subtotal Non-VIE financing				1,785,711	1,785,711	787,224	787,224
REO
Phoenix, AZ	—	—	—	—	—	211,921	211,921
Austin, TX	—	—	—	—	—	16,525	16,525
Subtotal REO—VIE				—	—	228,446	228,446
Subtotal Mortgage and other notes payable				1,785,711	1,785,711	1,015,670	1,015,670

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

				September 30, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 4.26%	46,409	42,338	106,648	100,429
N-Star II	—	—	—	—	—	82,694	69,089
N-Star III	Non-recourse	Jun-40	LIBOR + 1.66%	105,653	49,211	148,232	60,806
N-Star IV	—	—	—	—	—	181,353	149,112
N-Star V	Non-recourse	Sept-45	LIBOR + 0.92%	210,653	82,089	263,738	107,823
N-Star VI	—	—	—	—	—	284,623	221,306
N-Star VII	—	—	—	—	—	240,586	93,689
N-Star VIII	—	—	—	—	—	562,367	413,281
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%	660,119	236,069	674,723	244,248
CSE CDO	Non-recourse	Jan-37	LIBOR + 0.42%	608,361	456,454	694,863	539,687
CapLease CDO	—	—	—	—	—	131,926	112,971
Subtotal CDO bonds payable—VIE				1,631,195	866,161	3,371,753	2,112,441
Securitization bonds payable:
Securitization 2012-1	Non-recourse	Aug-29	LIBOR+1.62% (12)	97,937	97,919	98,131	98,005
Subtotal Securitization financing transaction				97,937	97,919	98,131	98,005
Secured term loan:
Term Asset-Backed Securities Loan Facility	—	—	—	—	—	14,664	14,664
Subtotal Secured term loan—VIE				—	—	14,664	14,664
Credit facilities:
CMBS Facility	Recourse	Oct-14(13)	1.65%(14)	8,744	8,744	31,238	31,238
Loan Facility 1	Partial Recourse(15)	Nov-15(16)	— (17)	—	—	15,000	15,000
Loan Facility 2	Non-recourse	Jul-18(18)	5.19%(19)	14,850	14,850	14,850	14,850
Loan Facility 3	Partial Recourse(20)	Mar-18(21)	— (22)	—	—	—	—
Subtotal Credit facilities				23,594	23,594	61,088	61,088
Exchangeable senior notes:(23)
11.50% Notes(24)	—	—	—	—	—	35,710	35,611
7.25% Notes	Recourse	Jun-27(25)	7.25%	12,955	12,955	12,955	12,955
7.50% Notes	Recourse	Mar-31(26)	7.50%	172,500	164,644	172,500	162,596
8.875% Notes	Recourse	Jun-32(27)	8.875%	81,000	79,081	82,000	79,869
5.375% Notes	Recourse	Jun-33(28)	5.375%	345,000	298,752	—	—
Subtotal Exchangeable senior notes				611,455	555,432	303,165	291,031
Junior subordinated notes:(29)
Trust I	Recourse	Mar-35	8.15%	41,240	30,311	41,240	31,549
Trust II	Recourse	Jun-35	7.74%	25,780	18,948	25,780	19,722
Trust III	Recourse	Jan-36	7.81%	41,238	30,310	41,238	31,547
Trust IV	Recourse	Jun-36	7.95%	50,100	36,824	50,100	38,326
Trust V	Recourse	Sept-36	LIBOR + 2.70%	30,100	18,722	30,100	18,662
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	16,064	25,100	16,064
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	19,127	31,459	19,190
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	21,973	35,100	22,113
Subtotal Junior subordinated notes				280,117	192,279	280,117	197,173
Grand Total(30)				$4,430,009	$3,521,096	$5,144,588	$3,790,072
____________________________________________________________

(1)	Refer to Note 14 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for N-Star CDO I, the CSE CDO and the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable (excluding CapLease CDO bonds payable for which the fair value option was not elected) and junior subordinated notes due to the election of the fair value option (refer to Note 13) and amortized cost with regards to the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	Represents two separate senior mortgage notes both maturing in January 2023 with a weighted average interest rate of 4.387%.

(6)	Represents eight separate senior mortgage notes all maturing in May 2023 with a weighted average interest rate of 4.016%.

(7)
The initial maturity date is May 31, 2016, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(8)	Represents a preferred equity borrowing previously eliminated in consolidation that was recorded at fair value.

(9)	Represents a mezzanine loan on the net lease property.

(10)	Represents seven separate senior mortgage notes, five maturing in May 2023 and two maturing in July 2023 with a weighted average interest rate of 4.03%.

(11)	Represents two separate senior mortgage notes both maturing in July 2023 with a weighted average interest rate of 4.28%.

(12)	Contractual interest rate represents a weighted average spread.

(13)	The initial maturity date is October 28, 2013, subject to a one-year extension at the option of the Company. The facility was repaid in October 2013.

(14)
Contractual interest rate equals a per annum pricing rate of 1.65%, subject to adjustment. The Company paid an upfront fee of 0.5% based on the total commitment and does not incur any non-utilization fees.

(15)	Recourse solely with respect to 25% of "core" assets and 100% of "flex" assets, which may only represent 25% of the total credit facility, as such terms are defined in the governing documents.

(16)
The initial maturity date is November 22, 2013, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(17)	The weighted average contractual interest rate varies based on collateral type and ranges from one-month LIBOR plus 2.25% to 3.00%.

(18)
The initial maturity date is July 30, 2015, with three one-year extensions at the Company's option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(19)	Represents the weighted average contractual interest rate as of September 30, 2013, which varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

(20)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(21)	The initial maturity is March 11, 2014, with four one-year extensions.

(22)	Contractual interest rate varies based on collateral type and ranges from one-month LIBOR plus 2.50% to 5.00%.

(23)	Principal amount differs from carrying value on the consolidated balance sheets due to the unamortized discount associated with the equity component of the notes.

(24)	Paid off at par at maturity in June 2013.

(25)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2014.

(26)	The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(27)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2019.

(28)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2023 and June 15, 2028.

(29)
Junior subordinated notes Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from three-month LIBOR plus 2.50% to 2.90%.

(30)	The change from prior year is the result of deconsolidation of certain N-Star CDOs and the liquidation of N-Star CDO II. Refer to Note 3 for further disclosure.
The following table presents scheduled principal on borrowings, based on final maturity as of September 30, 2013 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Securitization Bonds Payable	Credit Facilities	Exchangeable Senior Notes(1)	Junior Subordinated Notes
October 1 - December 31, 2013	$2,565	$2,565	$—	$—	$—	$—	$—
2014	67,287	45,588	—	—	8,744	12,955	—
2015	130,437	130,437	—	—	—	—	—
2016	298,749	126,249	—	—	—	172,500	—
2017	278,236	278,236	—	—	—	—	—
Thereafter	3,652,735	1,202,636	1,631,195	97,937	14,850	426,000	280,117
Total	$4,430,009	$1,785,711	$1,631,195	$97,937	$23,594	$611,455	$280,117
____________________________________________________________

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

Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction ("Securitization 2012-1") collateralized by CRE debt investments originated by the Company and on behalf of NorthStar Income. The Company contributed five CRE debt investments with a $152.2 million aggregate principal amount and retained an equity interest of $54.1 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment grade bonds were issued, of which $98.1 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65% at a weighted average coupon of LIBOR plus 1.63%. The Company used the proceeds to repay $95.1 million of borrowings on its loan facilities.
The retained equity interests of the Company and NorthStar Income are held by a general partnership and both the Company and NorthStar Income are the general partners ("Financing JV"). The Company evaluated both Securitization 2012-1 and the Financing JV under the VIE model and concluded that both entities were considered voting interest entities. The Company first

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

determined that the retained interests and the issued senior beneficial interests represented variable interests in Securitization 2012-1. The Company then determined that the entities were not VIEs as the equity investors have the characteristics of a controlling financial interest and there is sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. The power to direct the activities most significant to economic performance is through the special servicer who has the ability to manage the assets that are delinquent or in default. The bondholders have no control rights. Voting rights in both entities are in proportion to the economic interests. The retained interests in Securitization 2012-1 appoint the special servicer, providing the power to the equity investment at risk via voting rights held by the Financing JV. Furthermore, each of the partners retained the economic interests in its own loans as if the loans have been securitized on a stand-alone basis. All distributions on the retained interests occur after the third party bonds have received their contractual principal and interest payments. Shortfalls are borne by the retained interests and any losses will be absorbed first by the respective owner of such loans. Based on the preceding analysis, the Company concluded that the structures did not possess characteristics of a VIE and were voting interest entities.
The Company is the designated member of the Financing JV. The entities are not consolidated due to the substantive participating and kick-out rights held by NorthStar Income. The transferred debt investments failed sale treatment under U.S. GAAP as the Company maintains effective control of its contributed assets. The Company records its respective CRE debt investments and securitization bonds payable on its consolidated balance sheets.
N-Star CDOs
In May 2013, the Company completed the redemption of the outstanding bonds of N-Star CDO II. The Company owned $70.9 million principal amount of bonds in N-Star CDO II that it repurchased in the open market at an aggregate purchase price of $36.0 million. The Company received $70.0 million in connection with the redemption of the repurchased N-Star CDO II bonds. The Company liquidated N-Star CDO II in the second quarter 2013 and recorded a realized gain of $7.0 million. In the third quarter 2013, the Company deconsolidated N-Star CDOs IV, VI, VII and VIII and the CapLease CDO which resulted in the deconsolidation of the respective CDO bonds payable. Refer to Note 3 for further disclosure.
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
Loan Facility 1 and the CMBS Facility (as defined below) contain liquidity covenants that require maintenance of an aggregate of $45.0 million of unrestricted cash to provide credit support for the borrowings. In addition, Loan Facility 1 and the CMBS Facility require the maintenance of a loan-to-collateral value ratio that may require the Company to provide additional collateral

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

or make cash payments. As of September 30, 2013, the Company was not required to post additional collateral or make cash payments to maintain such ratios.
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
As of September 30, 2013, the Company had $27.0 million principal amount of loans financed with $15.0 million on the loan facilities with $325.0 million of available borrowing under its loan facilities.
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
As of September 30, 2013, the Company has $9.9 million principal amount of CMBS financed with $8.7 million on the CMBS Facility. The CMBS Facility was repaid in October 2013.
Summary of Credit Facilities
During the initial term, all of the credit facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of September 30, 2013, the Company was in compliance with all of its financial covenants.
9. Related Party and Sponsored Company Arrangements
Commission Income and Expense
Commission income represents income earned by the Company for selling equity in Sponsored Companies through NorthStar Realty Securities. Pursuant to dealer manager agreements between NorthStar Realty Securities and the Sponsored Companies, the Company receives selling commissions of up to 7% of gross offering proceeds raised. The Company reallows all selling commissions earned to participating broker-dealers. In addition, the Company also receives a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers. Commission expense represents fees to participating broker-dealers with whom the Company has selling agreements and commissions to employees of NorthStar Realty Securities. For the nine months ended September 30, 2013 and 2012, commission expense was $46.5 million and $25.5 million, respectively, of which $6.4 million and $3.6 million, respectively, related to employees of NorthStar Realty Securities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Advisory and Other Fees
The Company has agreements with each of its Sponsored Companies to manage their day-to-day affairs, including identifying, originating and acquiring investments on their behalf and earning fees for its services. For the three months ended September 30, 2013 and 2012, the Company earned $6.8 million and $1.5 million of fees related to these agreements, respectively. For the nine months ended September 30, 2013 and 2012, the Company earned $17.1 million and $4.8 million of fees on these agreements, respectively. In general, the Company may determine to defer fees or seek reimbursement, subject to compliance with applicable policies. From inception through September 30, 2013, the Company deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.
Additionally, the Company incurs direct and indirect costs on behalf of its Sponsored Companies which are expected to be reimbursed subsequently to the Company. As of September 30, 2013 and December 31, 2012, the Company had aggregate unreimbursed costs of $16.9 million and $11.6 million, respectively, from its Sponsored Companies. These amounts are recorded as receivables, related parties on the consolidated balance sheets. For the nine months ended September 30, 2013, the Company received $9.7 million of reimbursements from its Sponsored Companies.
The Company earns collateral management fees from its CDOs. For the three months ended September 30, 2013 and 2012, the Company earned $3.1 million and $3.5 million in fee income, respectively. For the nine months ended September 30, 2013 and 2012, the Company earned $12.6 million and $11.0 million in fee income, respectively. All amounts were eliminated in consolidation as all of the Company's CDOs were consolidated prior to the third quarter 2013.
Sponsored Companies
The Company committed to purchase up to $10.0 million in shares of each of its Sponsored Companies common stock during the two year period from when each offering was declared effective, in the event that Sponsored Company's distributions to its stockholders exceeds its modified funds from operations ("MFFO") (as defined in accordance with the current practice guidelines issued by the Investment Program Association).
With respect to NorthStar Income, the Company purchased an aggregate of 507,980 shares of NorthStar Income's common stock for $4.6 million from inception of NorthStar Income through the termination of the agreement which ended on July 19, 2013.
In connection with the commitment with NorthStar Healthcare, the Company purchased 225,292 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.0 million. In August 2013, NorthStar Healthcare was deconsolidated as the Company no longer owns a majority voting interest. The commitment with NorthStar Healthcare ends in August 2014, unless extended by the Company in its discretion.
In connection with the commitment with NorthStar Income II, in September 2013, the Company satisfied NorthStar Income II's minimum offering amount as a result of the purchase of 222,223 shares of its common stock for $2.0 million. The Company currently consolidates NorthStar Income II based on its majority voting interest in the entity. The Company expects to deconsolidate NorthStar Income II as additional capital is raised and the Company no longer owns a majority voting interest. The commitment with NorthStar Income II ends in May 2015, unless extended by the Company in its discretion.
In 2013, the Company sold an $11.3 million first mortgage loan originated by the Company to NorthStar Healthcare. Subsequent to quarter end, the Company sold a memory care facility acquired by the Company in 2013 to NorthStar Healthcare at cost (refer to Note 4). In the third quarter 2013, the Company sold a $2.0 million pari passu participation in a first mortgage loan originated by the Company to NorthStar Income II.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Securitization 2013-1
In August 2013, the Company bifurcated three first mortgage loans with an aggregate principal amount of $141.7 million into senior loans of $79.1 million and subordinate mortgage interests of $62.6 million to facilitate the financing of the senior loans into Securitization 2013-1, a securitization financing transaction entered into by NorthStar Income. The Company transferred three senior loans at cost to Securitization 2013-1. The Company did not retain any interest in the senior loans and retained the subordinate mortgage interests on an unleveraged basis. The sale of the senior loans obtained sale treatment under U.S. GAAP as the Company no longer maintains effective control of its transferred assets.
Legacy Fund
The Company has two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the "Legacy Fund"), as borrower. One of the Company's directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. One loan of $16.4 million matures in March 2014 and has a one-year extension option. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23.2 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the three months ended September 30, 2013 and 2012, the Company earned an aggregate $0.5 million of interest income for both periods. For the nine months ended September 30, 2013 and 2012, the Company earned an aggregate $1.6 million of interest income for both periods. On September 30, 2013, the Company deconsolidated certain of the N-Star CDOs and as a result no longer records these loans on its consolidated balance sheets (refer to Note 3).
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
An aggregate of 15,599,342 shares of common stock of the Company are currently reserved pursuant to the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. 9,202,026 LTIP Units have been issued, of which 2,771,974 LTIP Units remain subject to vesting.
The following table presents the status of all LTIP Unit grants as of September 30, 2013 and December 31, 2012 (units in thousands):

	September 30, 2013		December 31, 2012
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	6,228	$7.66	4,208	$7.53
Granted	4,332	8.10	2,306	5.59
Converted to common stock	(1,326)	7.91	(277)	11.09
Forfeited	(2)	5.38	(9)	5.38
Ending Balance/Weighted Average	9,232	$7.83	6,228	$7.66

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

____________________________________________________________

(1)	Reflects the balance as of January 1, 2013 and 2012 for the periods ended September 30, 2013 and December 31, 2012, respectively.

(2)	Includes 698,142 LTIP Units issued in connection with the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan of which 667,509 LTIP Units have been converted.
The Company recognized equity-based compensation expense related to these awards of $2.3 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and equity-based compensation expense of $10.6 million and $4.9 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the related equity-based compensation expense to be recognized over the remaining vesting period through April 2017 is $15.6 million, provided there are no forfeitures.
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
In connection with the 2009 Plan, the Company issued 3,147,454 RSUs to executive officers which vested subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ended December 31, 2011. The Company determined in 2011 that the performance hurdle was reached which entitled the recipients to 100% of the RSUs granted. The Company did not have a sufficient amount of common stock or LTIP Units available, and as a result, 2,609,074 RSUs were settled in cash in February 2012. 538,380 RSUs were not settled until December 2012, subject to continued employment of certain executive officers through such date. The Company recognized compensation expense of $0.1 million and $0.9 million for the three and nine months, respectively, ended September 30, 2012 and such RSUs were settled in cash for $1.4 million in December 2012.
In connection with the 2010 Plan, the Company issued 2,209,999 RSUs to executive officers which vest subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 the performance hurdle was reached entitling the recipients to 100% of the RSUs granted, and accordingly recorded a cumulative catch up adjustment of $3.6 million to compensation expense based on the stock price at the grant date. For the three and nine months ended September 30, 2012, the Company recognized equity-based compensation expense of $1.4 million and $4.3 million, respectively, and the award was fully amortized by December 31, 2012. In achievement of the performance hurdles, the Company issued 2,209,999 LTIP Units to executive officers in February 2013.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the 2011 Plan, the Company issued 1,525,797 RSUs to executive officers which vest subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three months ended September 30, 2013 and 2012, the Company recognized compensation expense of $0.4 million for both periods. For the nine months ended September 30, 2013 and 2012, the Company recognized compensation expense of $1.1 million and $0.9 million, respectively. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,525,797 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2015 and which may not be sold prior to January 1, 2015. The Company also granted 606,257 LTIP Units (net of forfeitures) to certain non-executive employees, which vest quarterly over three years beginning April 2012.
In connection with the 2012 Plan, the Company issued 1,409,682 RSUs to executive officers, subject to the Company achieving target stock prices for the four-year period ending December 31, 2015. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the three and nine months ended September 30, 2013, the Company recognized compensation expense of $0.8 million and $1.9 million, respectively. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,409,682 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2016 and which may not be sold prior to December 31, 2015. The Company also granted 581,607 LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2013.
11. Stockholders' Equity
Common Stock
In February 2013, the Company issued 34.5 million shares of its common stock at a public offering price of $8.39 per share, which includes the full over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company were $280.2 million.
In August 2013, the Company issued 40.3 million shares of its common stock at a public offering price of $9.60 per share, which includes the full over-allotment option exercised by the underwriter of the offering.  The net proceeds to the Company were $376.1 million.
Preferred Stock Offering
In April 2013, the Company issued 8.0 million shares of its new 8.50% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"), including the over-allotment option, for net proceeds of $193.3 million.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the "DRP"), pursuant to which it registered with the SEC and reserved for issuance 14,279,846 shares of its common stock. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company's common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the nine months ended September 30, 2013, the Company issued 20,438 shares of its common stock pursuant to the DRP for gross sales proceeds of $0.2 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Dividends
The following table presents dividends declared (on a per share basis) for the nine months ended September 30, 2013:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C	Series D
February 13	$0.18	February 1	$0.54688	$0.51563	$0.76424	NA
May 1	$0.19	May 1	$0.54688	$0.51563	$0.55469	$0.20660
July 31	$0.20	July 31	$0.54688	$0.51563	$0.55469	$0.53125
Earnings Per Share
The following table presents earnings per share ("EPS") for the three and nine months ended September 30, 2013 and 2012 (dollars and shares in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(151,027)	$(149,578)	$(127,031)	$(261,007)
Net income (loss) attributable to LTIP Units non-controlling interest	(6,296)	(7,059)	(5,184)	(12,726)
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(157,323)	$(156,637)	$(132,215)	$(273,733)
Denominator:(2)
Weighted average shares of common stock	222,206	134,272	199,410	120,491
Weighted average LTIP Units(1)	9,263	6,337	9,140	5,955
Weighted average shares of common stock and LTIP Units	231,469	140,609	208,550	126,446
Earnings (loss) per share:
Basic	$(0.68)	$(1.11)	$(0.63)	$(2.16)
Diluted	$(0.68)	$(1.11)	$(0.63)	$(2.16)
____________________________________________________________

(1)
The EPS calculation takes into account LTIP Units which receive non-forfeitable dividends from the date of grant, share equally in the Company's net income (loss) and convert on a one-for-one basis into common stock.

(2)
Excludes the effect of exchangeable senior notes and certain warrants outstanding and exercisable that were not dilutive as of September 30, 2013. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company's stock price and other factors.

12. Non-controlling Interests
Operating Partnership
Non-controlling interests includes the aggregate LTIP Units held by limited partners (the "Unit Holders") in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders' ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of September 30, 2013 and December 31, 2012, LTIP Units of 9,232,660 and 6,228,727 were outstanding, respectively, representing a 3.7% non-controlling interest in the Operating Partnership for both periods. Net income (loss) attributable to the Operating Partnership non-controlling interest for the three months ended September 30, 2013 and 2012 was a loss of $6.3 million and $7.1 million, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the nine months ended September 30, 2013 and 2012 was a loss of $5.2 million and $12.7 million, respectively.
Other
The Company has non-controlling interests in various real estate investments that represent third-party equity interests in ventures that are consolidated with the Company's financial statements. In addition, through September 30, 2013, NorthStar Income II issued shares of common stock to third-parties, representing a non-controlling interest of 12.5%. The Company

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

currently consolidates NorthStar Income II based on its majority voting interest in the entity. The Company expects to deconsolidate NorthStar Income II as additional capital is raised and the Company no longer owns a majority voting interest.
Net income (loss) attributable to the other non-controlling interests for the three months ended September 30, 2013 and 2012 was an immaterial amount and $0.6 million, respectively. Net income (loss) attributable to the other non-controlling interests for the nine months ended September 30, 2013 and 2012 was a loss of $0.3 million and $1.2 million, respectively.
The following table presents net income (loss) attributable to the Company's common stockholders for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) from continuing operations	$(151,003)	$(149,999)	$(126,954)	$(261,789)
Income (loss) from discontinued operations	(24)	393	(77)	483
Gain on sale from discontinued operations	—	28	—	299
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(151,027)	$(149,578)	$(127,031)	$(261,007)

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
Level 2. Financial assets and liabilities whose values are based on the following:
(a)Quoted prices for similar assets or liabilities in active markets.
(b)Quoted prices for identical or similar assets or liabilities in non-active markets.
(c)Pricing models whose inputs are observable for substantially the full term of the asset or liability.
(d)Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.
Level 3. Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.
Determination of Fair Value
The following is a description of the valuation techniques used to measure fair value and the general classification of these instruments pursuant to the fair value hierarchy.
Investments in Private Equity Funds
The Company accounts for PE Investments at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the funds and discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy. The Company is not using the NAV (practical expedient) of the underlying funds for purposes of determining fair value.

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
N-Star CDO Bonds
The fair value of subordinate N-Star CDO bonds is determined using an internal price interpolated based on third party prices of the more senior N-Star CDO bonds of the respective CDO. For the remaining N-Star CDO bonds, fair value is determined using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the timing and amount of expected future cash flow, discount rate, estimated prepayments and projected losses. All N-Star CDO bonds are classified as Level 3 of the fair value hierarchy.
N-Star CDO Equity
The fair value of N-Star CDO equity is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying collateral of these CDOs and discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy.
Derivative Instruments
Derivative instruments are valued using a third-party pricing service. These quotations are not adjusted and are generally based on valuation models with observable inputs such as interest rates and contractual cash flow, and as such, are classified as Level 2 of the fair value hierarchy. Derivative instruments are also assessed for credit valuation adjustments due to the risk of non-performance by the Company and derivative counterparties. However, since the majority of derivatives are held in non-recourse CDO financing structures where, by design, the derivative contracts are senior to all the CDO bonds payable, there is no material impact of a credit valuation adjustment.
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
Junior Subordinated Notes
Junior subordinated notes are valued using quotations from nationally recognized financial institutions. These quotations are not adjusted and are generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the implied credit spread of the Company's other borrowings and the timing and amount of expected future cash flow. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy (dollars in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$624,652	$624,652
Real estate securities, available for sale:
N-Star CDO bonds	—	—	153,899	153,899
N-Star CDO equity	—	—	129,670	129,670
CMBS and other securities	—	20,919	25,560	46,479
CRE securities in N-Star CDOs
CMBS	—	559,531	49,620	609,151
Third-party CDO notes	—	960	24,090	25,050
Agency debentures	—	30,770	—	30,770
Unsecured REIT debt	—	9,526	—	9,526
Trust preferred securities	—	—	5,791	5,791
Subtotal	—	621,706	388,630	1,010,336
Derivative assets	—	6,393	—	6,393
Total assets	$—	$628,099	$1,013,282	$1,641,381
Liabilities:
CDO bonds payable	$—	$—	$866,161	$866,161
Junior subordinated notes	—	—	192,279	192,279
Derivative liabilities	—	68,892	—	68,892
Total liabilities	$—	$68,892	$1,058,440	$1,127,332

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$703,327	$280,691	$984,018
Third-party CDO notes	—	420	47,816	48,236
Unsecured REIT debt	—	56,246	135	56,381
Trust preferred securities	—	—	9,571	9,571
Agency debentures	—	26,462	—	26,462
Subtotal	—	786,455	338,213	1,124,668
Derivative assets	—	6,229	—	6,229
Total assets	$—	$792,684	$338,213	$1,130,897
Liabilities:
CDO bonds payable(1)	$—	$—	$1,999,470	$1,999,470
Junior subordinated notes	—	—	197,173	197,173
Derivative liabilities	—	170,840	—	170,840
Total liabilities	$—	$170,840	$2,196,643	$2,367,483
____________________________________________________________

(1)	Excludes CapLease CDO bonds payable for which the fair value option was not elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents additional information about financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, for which the Company has utilized Level 3 inputs to determine fair value (dollars in thousands):

	September 30, 2013				December 31, 2012
	Investments in Private Equity Funds	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(1)	$—	$338,213	$1,999,470	$197,173	$422,607	$2,145,239	$157,168
Transfers into Level 3(2)	—	—	—	—	84,871	—	—
Transfers out of Level 3(2)	—	(133,667)	—	—	(91,161)	—	—
Purchases / borrowings / amortization / contributions	662,052	13,663	43,983	—	59,559	99,775
Sales	—	(40,509)	—	—	(95,433)	—	—
Paydowns / distributions	(89,704)	(35,410)	(518,129)	—	(80,911)	(675,038)	—
Repurchases	—	—	(32,719)	—	—	(103,118)	—
Gains:
Equity in earnings of unconsolidated ventures	52,304	—	—	—	—	—	—
Unrealized gains included in earnings	—	60,127	—	(4,894)	59,048	—	—
Realized gains included in earnings	—	13,619	—	—	25,431	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	2,221	—	—	6,982	—	—
Deconsolidation of N-Star CDOs(3)	—	272,107	(1,157,499)	—	—	—	—
Losses:
Equity in losses of unconsolidated ventures	—	—	—	—	—	—	—
Unrealized losses included in earnings	—	(19,581)	105,359	—	(47,795)	510,105	40,005
Realized losses included in earnings	—	(4,995)	19,445	—	(4,416)	22,507	—
Unrealized losses on real estate securities, available for sale included in OCI	—	(4)	—	—	(569)	—	—
Deconsolidation of N-Star CDOs(3)	—	(77,154)	406,251
Ending balance	$624,652	$388,630	$866,161	$192,279	$338,213	$1,999,470	$197,173
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$—	$(9)	$(35,530)	$4,894	$14,481	$(320,134)	$(40,005)
____________________________________________________________

(1)	Represents the balance as of January 1, 2013 and 2012 for the periods ended September 30, 2013 and December 31, 2012, respectively.

(2)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

(3)	Represents amounts recorded as a result of the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
There were no transfers, other than those identified in the table above, during the periods ended September 30, 2013 and December 31, 2012.
The Company relies on the third-party pricing exception with respect to the requirement to provide quantitative disclosures about significant Level 3 inputs being used to determine fair value measurements related to CRE securities (including N-Star CDO bonds), CDO bonds payable and junior subordinated notes. The Company believes such pricing service or broker quotation for such items may be based on a market transaction of comparable securities, inputs including forecasted market rates, contractual terms, observable discount rates for similar securities and credit (such as credit support and delinquency rates).

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the nine months ended September 30, 2013, quantitative information about the Company's remaining Level 3 fair value measurements on a recurring basis are as follows:

	Fair Value	Valuation Technique	Key Unobservable Inputs	Range
PE Investments	$624,652	Discounted Cash Flow Model	Discount Rate	17% - 23%
N-Star CDO equity	$129,670	Discounted Cash Flow Model	Discount Rate	18% - 20%
For the nine months ended September 30, 2013, non-recurring fair value measurements included one loan for which a provision for loan loss was recorded but is no longer recorded on the consolidated balance sheets due to the deconsolidation of certain N-Star CDOs (refer to Note 3). The key unobservable inputs used to determine the provision for loan loss included a 7.0% discount rate and a 5.0% capitalization rate. Additionally, in connection with the deconsolidation of certain N-Star CDOs, the Company recorded CRE debt investments, CDO bonds payable and a note payable at fair value related to amounts that previously eliminated in consolidation. The fair value was determined under the methodologies disclosed below.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets and liabilities utilizing such Level 3 inputs.
Fair Value Option
The Company has historically elected to apply the fair value option for the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities financed in N-Star CDOs; CDO bonds payable; and junior subordinated notes. Given the market volatility in the past few years, the Company has observed that the impact of electing the fair value option would generally result in additional variability to the Company's consolidated statements of operations which management believes is not a useful presentation for such financial assets and liabilities. Therefore, the Company more recently has not elected the fair value option for new investments in CRE securities and securitization financing transactions. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments and N-Star CDO equity, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments and N-Star CDO equity based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the fair value of financial instruments for which the fair value option was elected as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Assets:
Investments in private equity funds, at fair value	$624,652	$—
Real estate securities, available for sale:(1)
N-Star CDO equity	129,670	—
CMBS and other securities	30,209	20,668
CRE securities in N-Star CDOs
CMBS	609,151	897,800
Third-party CDO notes	25,050	25,756
Agency debentures	30,770	26,462
Unsecured REIT debt	9,526	56,381
Trust preferred securities	5,791	9,571
Subtotal	840,167	1,036,638
Total assets	$1,464,819	$1,036,638
Liabilities:
CDO bonds payable(2)	$866,161	$1,999,470
Junior subordinated notes	192,279	197,173
Total liabilities	$1,058,440	$2,196,643
___________________________________________________________

(1)
September 30, 2013 excludes 32 CRE securities with an aggregate carrying value of $170.2 million for which the fair value option was not elected. December 31, 2012 excludes 21 CRE securities with an aggregate carrying value of $88.0 million for which the fair value option was not elected.

(2)	December 31, 2012 excludes CapLease CDO bonds payable with a carrying value of $113.0 million for which the fair value option was not elected.
The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of September 30, 2013 (dollars in thousands):

	Fair Value	Amount Due Upon Maturity	Difference
CDO bonds payable	$866,161	$1,631,195	$(765,034)
Junior subordinated notes	192,279	280,117	(87,838)
Total	$1,058,440	$1,911,312	$(852,872)
The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.
Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013(2)	2012	2013	2012
Assets:
Real estate securities, available for sale	$(35,924)	$24,109	$86,344	$49,048
Liabilities:
CDO bonds payable	44,070	(193,721)	(105,359)	(403,196)
Junior subordinated notes	28,338	(20,726)	4,894	(24,932)
Subtotal(1)	36,484	(190,338)	(14,121)	(379,080)
Derivatives	(8,540)	6,871	29,661	27,166
Total	$27,944	$(183,467)	$15,540	$(351,914)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Includes a reversal of net unrealized gains from the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The remaining amount of unrealized gains (losses) on investments and other in the consolidated statements of operations relates to net cash payments on interest rate swaps (refer to Note 14).
As the value of the Company's outstanding CDO bonds payable increase towards par through a change in fair value, it generates an unrealized loss which is recorded in the consolidated statements of operations. For the three and nine months ended September 30, 2013, unrealized losses for CDO bonds payable attributable to paydowns at par, including the liquidation of N-Star CDO II and the deconsolidation of certain N-Star CDOs (refer to Notes 3 and 8) and repurchases were $8.5 million and $69.8 million, respectively. The remaining amount relates to the change in fair value.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,484,697	$1,177,517	$1,166,953	$2,371,464	$1,832,231	$1,763,851
Real estate securities, available for sale(2)	2,036,011	1,010,336	1,010,336	2,539,075	1,124,668	1,124,668
Derivative assets(2)(3)	832,602	6,393	6,393	815,500	6,229	6,229
Financial liabilities:(1)
Mortgage and other notes payable	$1,785,711	$1,785,711	$1,786,755	$1,015,670	$1,015,670	$1,034,428
CDO bonds payable(2)	1,631,195	866,161	866,161	3,371,753	2,112,441	2,108,817
Securitization bonds payable	97,937	97,919	98,005	98,131	98,005	98,298
Credit facilities	23,594	23,594	23,594	61,088	61,088	61,088
Secured term loan	—	—	—	14,664	14,664	15,276
Exchangeable senior notes	611,455	555,432	768,653	303,165	291,031	357,627
Junior subordinated notes(2)	280,117	192,279	192,279	280,117	197,173	197,173
Derivative liabilities(2)(3)	756,513	68,892	68,892	1,392,269	170,840	170,840
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to the "Determination of Fair Value" above for disclosure of methodologies used to determine fair value.

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million and $68.9 million as of September 30, 2013 and December 31, 2012, respectively.
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
Real Estate Debt Investments
For CRE debt investments, fair value was approximated by comparing the current yield to the estimated yield for newly originated loans with similar credit risk or the market yield at which a third party might expect to purchase such investment. Fair value was determined assuming fully-extended maturities regardless of structural or economic tests required to achieve such extended maturities. For any CRE debt investments that are deemed impaired, carrying value approximates fair value. These fair value measurements of CRE debt are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Mortgage and Other Notes Payable
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. The fair value of the note payable assumed in deconsolidation of certain N-Star CDOs was determined based on comparing the current rate to the estimated rate for a newly originated mortgage loan with similar credit risk. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Securitization Bonds Payable
Securitization bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.
Credit Facilities
The Company has amounts outstanding under one of its four credit facilities. All credit facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Secured Term Loan
Secured term loan represented the Company's Term Asset-Backed Securities Loan Facility borrowing. The estimated fair value was based on interest rates available for issuance of liabilities with similar terms and remaining maturities. This fair value measurement was based on observable inputs, and as such, was classified as Level 2 of the fair value hierarchy.
Exchangeable Senior Notes
For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
The following table presents the exchangeable senior notes as of September 30, 2013 (dollars in thousands):

	Principal Amount	Carrying Value	Fair Value
7.25% Notes	$12,955	$12,955	$13,199
7.50% Notes	172,500	164,644	273,169
8.875% Notes	81,000	79,081	128,936
5.375% Notes	345,000	298,752	353,349
Total	$611,455	$555,432	$768,653
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR	Range of Maturity
As of September 30, 2013:
Interest rate swaps	20	$756,513	$(68,892)	(2)	4.55% ‑ 5.31%	May 2014 ‑ October 2019
Interest rate caps/floors	5	832,602	6,393		1.64% ‑ 6.00%	December 2013 - June 2018
Total	25	$1,589,115	$(62,499)
As of December 31, 2012:
Interest rate swaps	34	$1,392,269	$(170,840)	(2)	4.55% - 5.63%	May 2013 - October 2019
Interest rate caps/floors	5	815,500	6,229		1.64% - 7.00%	January 2013(3) - October 2014
Total	39	$2,207,769	$(164,611)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million and $68.9 million as of September 30, 2013 and December 31, 2012, respectively.

(2)
All of the interest rate swaps were liabilities at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO's investments exceeded the fair value of the CDO's derivative liabilities, a credit valuation adjustment was not recorded.

(3)	Two floors with a total notional amount of $450.0 million were extended to July 2014.
The change in number and notional amount of interest rate swaps from December 31, 2012 primarily relates to the deconsolidation of certain N-Star CDOs (refer to Note 3) and contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of September 30, 2013 and December 31, 2012.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate caps/floors	Derivative assets	$6,393	$6,229
Interest rate swaps	Derivative liabilities	$68,892	$170,840
The following table presents the effect of derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statements of Operations Location	2013	2012	2013	2012
Amount of gain (loss) recognized in earnings:
Adjustments to fair value interest rate swaps	Unrealized gain (loss) on investment and other	$(8,540)	$6,871	$29,661	$27,166
Net cash payment for interest rate swaps	Unrealized gain (loss) on investment and other	$(11,379)	$(18,552)	$(44,053)	$(61,159)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(1,172)	$(1,845)	$(4,656)	$(5,591)
Reclassification of swap gain (loss) into gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	Gain (loss) from deconsolidation	$(15,246)	$—	$(15,246)	$—
The Company's counterparties held no cash margin as collateral against the Company's derivative contracts as of September 30, 2013 and December 31, 2012.
Credit Risk Concentrations
Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company's investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company's healthcare portfolio generate 6% and 10% of the Company's rental and escalation income for the nine months

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ended September 30, 2013, respectively, which represents 2% and 4% of total revenue, respectively. The Company believes the remainder of its real estate portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risks.
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
16. Segment Reporting
Effective January 1, 2013, the Company redefined its segments to conform with its management of such businesses. Accordingly, the Company has reclassified the prior period segment financial results to conform to the current year presentation. The Company currently conducts its business through the following segments:

•
The CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant and other loans and preferred equity interests. The Company may from time to time take title to collateral in connection with a CRE debt investment as REO which would be included in the CRE debt business.

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

•
The asset management business is focused on commercial real estate related activities such as sponsoring and advising on a fee basis Sponsored Companies. The Company currently manages NorthStar Income, NorthStar Healthcare and NorthStar Income II. NorthStar Income successfully completed its $1.1 billion primary offering on July 1, 2013. The Company is currently raising capital for NorthStar Healthcare, which has a maximum offering amount of $1.1 billion and NorthStar Income II which has a maximum offering amount of $1.65 billion. In connection with the Sponsored Companies, the Company manages the day to day affairs including identifying, originating, acquiring and managing investments on their behalf and earns advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. In addition, the Company continues to receive collateral management fees on the Company's CDO financing transactions.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company's consolidated CDO financing transactions are reported as a separate business segment. Additionally, the Company owns N-Star CDO bonds and N-Star CDO equity in deconsolidated CDO financing transactions which are recorded in the CRE securities segment. All of the Company's CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of its business today than in the past.
The Company has the ability to invest in a broad spectrum of commercial real estate assets and as a result, pursues opportunistic investments across its business lines including CRE debt and equity investments. The Company may also invest in opportunistic CRE securities such as an investment in a "B-piece" and AAA/Aaa CMBS.
The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios, rental income from its real estate properties and fee income from asset management activities. Additionally, the Company records equity in earnings of unconsolidated ventures, including from PE Investments. The Company's income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.
The following tables present segment reporting for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

						N-Star CDOs(2)
Three months ended September 30, 2013:	CRE Debt	Real Estate		CRE Securities	Asset Management(1)	CRE Debt	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$13,406	$234		$10,613	$—	$10,212	$21,581	$8,963	(4)	$—	$65,009
Advisory and other fees, related party	—	—		—	6,816	—	—	—		—	6,816
Other revenues	260	62,600		—	4,721	11,506	—	384		(3,145)	76,326
Expenses	487	70,348	(5)	14	4,125	16,006	(9,110)	35,089		(3,145)	113,814
Income (loss) from operations	13,179	(7,514)		10,599	7,412	5,712	30,691	(25,742)		—	34,337
Equity in earnings (losses) of unconsolidated ventures	1,261	29,768		—	152	(168)	—	—		—	31,013
Unrealized gain (loss) on investments and other	—	—		1,862	—	10,185	(23,820)	28,338		—	16,565
Realized gain (loss) on investments and other	2,225	(11)		32,628	—	(2,308)	(1,967)	—		—	30,567
Gain (loss) from deconsolidation of N-Star CDOs	—	—		—	—	(281,488)	27,282	—		—	(254,206)
Income (loss) from continuing operations	16,665	22,243		45,089	7,564	(268,067)	32,186	2,596		—	(141,724)
Income (loss) from discontinued operations	—	—		—	—	(25)	—	—		—	(25)
Net income (loss)	$16,665	$22,243		$45,089	$7,564	$(268,092)	$32,186	$2,596		$—	$(141,749)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						N-Star CDOs(2)
Three months ended September 30, 2012:	CRE Debt	Real Estate		CRE Securities	Asset Management(1)	CRE Debt	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$6,846	$43		$3,778	$—	$22,419	$28,532	$8,636	(4)	$—	$70,254
Advisory and other fees, related party	—	—		—	1,507	—	—	—		—	1,507
Other revenues	—	21,817		—	15,993	7,558	—	(149)		(3,545)	41,674
Expenses	424	19,423	(5)	—	13,872	19,043	1,953	26,939		(3,545)	78,109
Income (loss) from operations	6,422	2,437		3,778	3,628	10,934	26,579	(18,452)		—	35,326
Equity in earnings (losses) of unconsolidated ventures	358	(81)		—	67	77	—	—		—	421
Unrealized gain (loss) on investments and other	—	—		(443)	—	(154,255)	(26,595)	(20,726)		—	(202,019)
Realized gain (loss) on investments and other	1,215	4,913		(801)	—	(5,769)	15,663	—		—	15,221
Income (loss) from continuing operations	7,995	7,269		2,534	3,695	(149,013)	15,647	(39,178)		—	(151,051)
Income (loss) from discontinued operations	—	—		—	—	411	—	—		—	411
Gain on sale from discontinued operations	—	—		—	—	29	—	—		—	29
Net income (loss)	$7,995	$7,269		$2,534	$3,695	$(148,573)	$15,647	$(39,178)		$—	$(150,611)
_______________________________________________

(1)
Includes $3.1 million and $3.5 million of collateral management fees related to CDO financing transactions for the three months ended September 30, 2013 and 2012, respectively, that are eliminated in consolidation. These amounts are recorded as other revenue in the asset management segment and as an expense in the N-Star CDO segments.

(2)	Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments.

(3)	Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)	Includes depreciation and amortization of $27.9 million and $6.8 million for the three months ended September 30, 2013 and 2012, respectively.

						N-Star CDOs(2)
Nine months ended September 30, 2013:	CRE Debt	Real Estate		CRE Securities	Asset Management(1)	CRE Debt	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$29,903	$1,102		$23,467	$—	$35,857	$58,213	$36,965	(4)	$—	$185,507
Advisory and other fees, related party	—	—		—	17,111	—	—	—		—	17,111
Other revenues	261	147,305		—	63,644	32,159	39	865		(12,589)	231,684
Expenses	999	154,973	(5)	43	55,417	51,865	(5,098)	100,547		(12,589)	346,157
Income (loss) from operations	29,165	(6,566)		23,424	25,338	16,151	63,350	(62,717)		—	88,145
Equity in earnings (losses) of unconsolidated ventures	3,027	51,499		—	291	(372)	—	—		—	54,445
Unrealized gain (loss) on investments and other	—	—		4,542	—	(30,576)	(7,373)	4,894		—	(28,513)
Realized gain (loss) on investments and other	1,326	12,220		32,582	—	(6,508)	8,027	(36)		—	47,611
Gain (loss) from deconsolidation of N-Star CDOs	—	—		—	—	(281,488)	27,282	—		—	(254,206)
Income (loss) from continuing operations	33,518	57,153		60,548	25,629	(302,793)	91,286	(57,859)		—	(92,518)
Income (loss) from discontinued operations	—	—		—	—	(81)	—	—		—	(81)
Net income (loss)	$33,518	$57,153		$60,548	$25,629	$(302,874)	$91,286	$(57,859)		$—	$(92,599)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

						N-Star CDOs(2)
Nine months ended September 30, 2012:	CRE Debt	Real Estate		CRE Securities	Asset Management(1)	CRE Debt	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$10,033	$118		$13,065	$—	$65,211	$90,463	$25,908	(4)	$—	$204,798
Advisory and other fees, related party	—	—		—	4,766	—	—	—		—	4,766
Other revenues	—	63,093		—	39,495	23,840	7	(35)		(11,037)	115,363
Expenses	313	60,829	(5)	—	33,592	65,006	2,216	74,654		(11,037)	225,573
Income (loss) from operations	9,720	2,382		13,065	10,669	24,045	88,254	(48,781)		—	99,354
Equity in earnings (losses) of unconsolidated ventures	617	(1,157)		—	60	64	—	—		—	(416)
Other income (loss)	—	20,000		—	—	258	—	—		—	20,258
Unrealized gain (loss) on investments and other	—	—		7,347	—	(185,710)	(209,778)	(24,932)		—	(413,073)
Realized gain (loss) on investments and other	(414)	16,147		(801)	—	(7,562)	28,367	31		—	35,768
Income (loss) from continuing operations	9,923	37,372		19,611	10,729	(168,905)	(93,157)	(73,682)		—	(258,109)
Income (loss) from discontinued operations	—	—		—	—	506	—	—		—	506
Gain on sale from discontinued operations	—	—		—	—	314	—	—		—	314
Net income (loss)	$9,923	$37,372		$19,611	$10,729	$(168,085)	$(93,157)	$(73,682)		$—	$(257,289)
___________________________________________________________

(1)
Includes $12.6 million and $11.0 million of collateral management fees related to CDO financing transactions for the nine months ended September 30, 2013 and 2012, respectively, that are eliminated in consolidation. These amounts are recorded as other revenue in the asset management segment and as an expense in the N-Star CDO segments.

(2)	Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments.

(3)	Includes corporate level interest income, interest expense and unallocated general and administrative expenses.

(4)
Represents income earned from CDO bonds repurchased at a discount, recognized using the effective interest method, that is eliminated in consolidation. The corresponding interest expense is recorded in net interest income in the N-Star CDO segments.

(5)	Includes depreciation and amortization of $53.7 million and $20.7 million for the nine months ended September 30, 2013 and 2012, respectively.
The following table presents total assets by segment as of September 30, 2013 and December 31, 2012 (dollars in thousands):

					N-Star CDOs(2)
	CRE Debt	Real Estate	CRE Securities	Asset Management	CRE Debt	CRE Securities	Corporate(1)	Consolidated Total
Total Assets as of September 30, 2013	$897,189	$3,043,468	$371,331	$37,963	$462,020	$735,406	$281,201	$5,828,578
Total Assets as of December 31, 2012	$383,998	$1,189,193	$195,803	$26,750	$2,290,268	$1,041,625	$386,141	$5,513,778
____________________________________________________________

(1)	Primarily includes cash and cash equivalents.

(2)	Based on CDO financing transactions that were primarily collateralized by either CRE debt or securities and may include other types of investments.

17. Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013(2)	2012
Real estate acquisition(1)	$135,361	$35,304
Reduction of CRE debt investments(1)	135,361	35,304
Increase in restricted cash(1)	6,065	—
Non-cash related to PE Investments	44,021	—
Reclassification of operating real estate to asset held for sale	—	1,046
Reclassification of operating real estate to other assets	60,621	—
Reclassification of operating real estate to deferred costs and intangible assets	18,375	—
Escrow deposit payable related to CRE debt investments	62,811	38,034
Dividends payable related to RSUs	—	1,923
Activity in non-controlling interest	—	2,358
CRE debt investment payoff due from servicer	15,600	—
Equity component of 8.875% Notes	—	2,179
Equity component of 5.375% Notes	45,740	—
Decrease of restricted cash in connection with swap collateral	—	22,037
Discount on CRE debt investment	—	2,516
____________________________________________________________

(1)	Non-cash activity occurred in connection with taking title to collateral.

(2)	Refer to Note 3 for non-cash investing and financing activities related to the deconsolidation of certain N-Star CDOs.

18. Subsequent Events
Dividends
On October 30, 2013, the Company declared a dividend of $0.21 per share of common stock. The common stock dividend will be paid on November 15, 2013 to stockholders of record as of the close of business on November 11, 2013. On October 30, 2013, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.53125 per share of Series D Preferred Stock. Dividends will be paid on all series of preferred stock on November 15, 2013, to stockholders of record as of the close of business on November 11, 2013.
Liquidation of N-Star CDO VII
In October 2013, N-Star CDO VII was liquidated by the holder of the controlling class.

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
Introduction
NorthStar Realty Finance Corp. is a diversified commercial real estate, or CRE, investment and asset management company. We are an internally-managed REIT formed in October 2003. We invest in multiple asset classes across commercial real estate that we expect will generate attractive risk-adjusted returns and engage in asset management activities that seek to generate stable cash flow for distribution to our stockholders and build long-term franchise value. Our investments may take the form of originating senior or subordinate loans and acquiring real estate, as well as pursuing opportunistic CRE investments. We are focused on our asset management business predominately by raising and managing capital on a fee basis from alternate sources, which currently includes our non-traded real estate investment trusts, or REITs, which we refer to as our Sponsored Companies. We conduct substantially all of our operations and make our investments through NorthStar Realty Finance Limited Partnership, or our Operating Partnership, including its subsidiaries. Our primary business lines are as follows:

•
Commercial Real Estate Debt—Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial and multifamily properties and includes first mortgage loans, subordinate mortgage interests, mezzanine loans, credit tenant and other loans and preferred equity interests. We may from time to time take title to collateral in connection with a CRE debt investment as real estate owned, or REO. Such REO would be included in our CRE debt business. We directly underwrote and originated approximately 85% of our CRE debt investments, excluding any debt investments financed in a collateralized debt obligation, or CDO.

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

•
Asset Management—Our asset management business is focused on commercial real estate related activities such as sponsoring and advising on a fee basis our Sponsored Companies. We currently manage NorthStar Real Estate Income Trust, Inc., or NorthStar Income, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and NorthStar Real Estate Income II, Inc., or NorthStar Income II. In connection with the Sponsored Companies, we manage the day to day affairs including identifying, originating, acquiring and managing investments on their behalf and earn advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. In addition, we continue to receive collateral management fees on our CDO financing transactions.

We also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. In addition, we acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO, or CSE CDO, and the CapLease 2005-1 CDO, or CapLease CDO. We refer to those CRE debt and securities investments that serve as collateral for N-Star CDO financing transactions as legacy CRE debt and securities, respectively. All of our CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. We have been winding down our legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past. Refer to "Liquidity and Capital Resources" for a further discussion of our legacy CDO business.
We have the ability to invest in a broad spectrum of commercial real estate assets and as a result, we pursue opportunistic investments across our business lines including CRE debt and equity investments. We may also invest in opportunistic CRE securities such as an investment in a "B-piece" and AAA/Aaa commercial mortgage backed securities, or CMBS.
Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital.

Liquidity and access to capital returned to the commercial real estate markets in 2011 and continues in 2013. To date in 2013, we raised aggregate net proceeds of $1.2 billion, including $656 million from the issuance of common equity, $193 million from the issuance of preferred stock and $335 million from the issuance of exchangeable senior notes. In 2012, we raised aggregate net proceeds of $724 million, including $383 million from the issuance of common equity, $262 million from the issuance of preferred stock (including through our at-the-market equity offering program) and $79 million from the issuance of exchangeable senior notes.
We are also focused on raising capital for our Sponsored Companies. Our first Sponsored Company, NorthStar Income, successfully completed its primary offering on July 1, 2013. Through NorthStar Realty Securities, LLC, or NorthStar Realty Securities, our broker-dealer subsidiary, we raised $1.1 billion in capital for NorthStar Income. Inception to date, NorthStar Income has invested substantially all of its offering proceeds.
We are currently raising capital for our second Sponsored Company, NorthStar Healthcare, a healthcare debt and equity focused non-traded public company organized to qualify as a REIT, or non-traded REIT, which has a maximum offering amount of $1.1 billion and our third Sponsored Company, NorthStar Income II, our second CRE debt-oriented non-traded REIT, which has a maximum offering amount of $1.65 billion. In February 2013, NorthStar Healthcare satisfied the minimum offering amount through our purchase of $2 million in shares of its common stock. NorthStar Healthcare picked up momentum in raising capital in July 2013, following the execution of a number of selling agreements in June 2013. From inception through November 1, 2013, NorthStar Healthcare raised approximately $56 million of capital. In September 2013, NorthStar Income II satisfied the minimum offering amount through our purchase of $2 million in shares of its common stock. We executed a number of selling agreements in September and October 2013 for NorthStar Income II and expect current capital raising to begin to ramp up. From inception through November 1, 2013, NorthStar Income II raised approximately $5 million of capital. As of September 30, 2013, NorthStar Healthcare owns one first mortgage loan with a principal amount of $11 million and NorthStar Income II owns one participation in a first mortgage loan with a principal amount of $2 million. NorthStar Realty Securities has currently executed selling agreements with financial advisory firms to cover more than 48,000 and 47,000 registered representatives for NorthStar Healthcare and NorthStar Income II, respectively. As additional selling agreements with financial advisory firms are executed, we expect capital raising to accelerate.
Our financing strategy focuses on match funding our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. In terms of our CRE debt and securities investments and our real estate portfolio, we pursue a variety of financing arrangements such as securitization financing transactions, credit facilities, mortgage notes and other term borrowings. The amount of our borrowings depends upon the nature and credit quality of our assets, the structure of our financings and where possible, we seek to limit our reliance on recourse borrowings. Our real estate portfolio is predominately financed with non-recourse mortgage notes. In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $340 million to finance loan originations. In November 2012 and in August 2013, we and on behalf of NorthStar Income, entered into two securitization financing transactions, or Securitization 2012-1 and Securitization 2013-1, collectively Securitized Financing Transactions. These Securitized Financing Transactions provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments. The CRE debt investments financed by Securitization 2012-1 were previously financed on our credit facilities. Borrowing levels may change for our CRE debt and real estate investments depending upon the nature of the assets and the related financing.
We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.

Our Investments
The following table presents our our assets under management, including assets of deconsolidated CDOs, as of September 30, 2013 (dollars in thousands):

	Amount(1)%
CRE Debt
First mortgage loans	$473,455	4.7%
Mezzanine loans	111,465	1.1%
Subordinate mortgage interests	145,008	1.4%
Term loans	55,178	0.5%
Subtotal	785,106	7.7%
CRE debt of N-Star CDOs(2)	699,591	6.9%
Other(3)	108,026	1.1%
Total CRE debt	1,592,723	15.7%
Real Estate
Manufactured housing communities	1,189,500	11.9%
Private equity fund investments(4)	915,502	9.1%
Healthcare	638,033	6.3%
Net lease	401,331	4.0%
Multifamily	367,660	3.7%
Total real estate	3,512,026	35.0%
Asset Management(5)
NorthStar Income	1,714,381	17.0%
NorthStar Healthcare	17,509	0.2%
NorthStar Income II	2,406	—%
Total asset management	1,734,296	17.2%
CRE securities
N-Star CDO bonds	325,723	3.2%
N-Star CDO equity	129,670	1.3%
Other securities	98,651	1.0%
Assets underlying CRE securities CDOs	1,481,967	14.7%
Total CRE securities	2,036,011	20.2%
Subtotal	8,875,056	88.1%
Assets Underlying Deconsolidated CRE Debt CDOs(6)	1,196,174	11.9%
Grand total assets	$10,071,230	100.0%
____________________________________________________________

(1)	Based on principal amount for our CRE debt and securities investments, fair value for PE Investments and N-Star CDO equity and the cost basis for real estate investments.

(2)	Primarily includes CRE debt investments of the CSE CDO.

(3)	Primarily relates to certain CRE debt investments accounted for as joint ventures.

(4)	Includes the initial and deferred amount of PE Investment II.

(5)	Based on consolidated total assets.

(6)	Based on the respective remittance report issued on date nearest to September 30, 2013. This amount excludes $456 million of N-Star CDO bonds and N-Star CDO equity reported in CRE securities.
For financial information regarding our reportable segments, refer to Note 16. "Segment Reporting," in our accompanying Consolidated Financial Statements included in Item 1. "Financial Statements."
Commercial Real Estate Debt
Our Portfolio
As of September 30, 2013, $785 million, or 7.7%, of assets under management were invested in CRE debt, excluding CRE debt financed in N-Star CDOs and other CRE debt accounted for as joint ventures. This portfolio consists of 30 loans with an average investment size of $26 million and weighted average extended maturity of 4.2 years. As of September 30, 2013, $1.9 billion, or 18.8%, of total assets under management represented CRE debt underlying our CDO financing transactions.

The following table presents our CRE debt investments, excluding amounts related to joint ventures and CRE debt underlying our CDOs (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value	Allocation by Investment Type(2)	Fixed Rate	Spread Over LIBOR	Yield
Asset Type:
First mortgage loans	16	$473,455	$436,848	60.3%	10.31%	6.66%	9.75%	90.2%
Mezzanine loans	6	111,465	109,208	14.2%	5.45%	11.34%	8.98%	53.2%
Subordinate mortgage interests	6	145,008	143,093	18.5%	13.08%	12.32%	13.27%	56.6%
Term loans	2	55,178	53,195	7.0%	13.86%	—%	15.10%	—%
Subtotal/Weighted average(1)	30	$785,106	$742,344	100.0%	10.85%	7.97%	10.69%	72.4%
____________________________________________________________

(1)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $133 million for Securitization 2012-1 and $27 million for credit facilities. The remainder is unleveraged.

(2)	Based on principal amount.
The following presents our $785 million CRE debt portfolio's diversity across property type and geographic location based on principal amount:

Loan Portfolio by Property Type	Loan Portfolio by Geographic Location

Real Estate
As of September 30, 2013, $3.5 billion, or 35.0%, of our assets under management were invested in real estate and PE Investments. Our real estate business concentrates on various types of investments in commercial real estate located throughout the United States that includes manufactured housing communities, healthcare, net lease and multifamily properties. Opportunities to purchase real estate more recently have been bolstered by attractive long-term, non-recourse, non mark-to-market financing available through the CMBS and agency financing markets. In addition, we pursue opportunistic real estate investments through owning limited partnership interests in real estate private equity funds managed by institutional-quality sponsors.
Manufactured Housing Communities
As of September 30, 2013, $1.2 billion, or 11.9%, of our assets under management were invested in manufactured housing communities. Our aggregate portfolio includes 107 communities in nine states totaling approximately 23,000 pad rental sites. The aggregate portfolio also consists of approximately 2,900 homes on the sites with the remaining homes owned by the respective tenants. As of September 30, 2013, our manufactured housing communities were 86% occupied. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.

The following presents our investments in manufactured housing communities (dollars in millions):

	Total Portfolio	Net Operating Income By Geographic Location
Number of communities	107
Number of pad rental sites	23,146
First year projected net operating income	$79
Cost basis(1)	$1,152
Net operating income related to:
Pad rental sites	94.0%
Other	6.0%
Weighted average occupancy	86.0%
___________________________________________________________

(1)	Excludes pre-funded capital expenditures and our joint venture partner's subordinate capital.
PE Investments
As of September 30, 2013, $916 million, or 9.1%, of our assets under management were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.
PE Investment I
In February 2013, we completed the initial closing of our first joint venture owning limited partnership interests in real estate funds managed by institutional-quality sponsors, or PE Investment I. We, together with NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.
The following tables present a summary of PE Investment I (dollars in millions):

Total PE Investment I(1)		Our Proportionate Share of PE Investment I
Number of funds	47		September 30, 2013
Number of general partners	25		Three Months Ended	Nine Months Ended
June 30, 2012 NAV as a percentage of net cost(2)	66.0%	Income	$15	$37
Reported NAV growth (June 30, 2012 to June 30, 2013)	10.2%	Return of capital	3	38
Underlying assets, at cost	$25,250	Total distributions(4)	18	75
Implied leverage(3)	53.0%	Contributions	1	19
Expected remaining future capital contributions as of September 30, 2013	$25	Net	$17	$56
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2013, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received, excluding any distributions in excess of contributions for funds representing 4% of reported NAV.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)	Net of a $3 million reserve for taxes.

The following presents the underlying fund interests in PE Investment I by investment type and geographic location based on net asset value, or NAV, as of June 30, 2013:

PE Investment I by Underlying Investment Type(1)	PE Investment I by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
PE Investment II
On July 3, 2013, we completed the initial closing of our second joint venture owning limited partnership interests in real estate private equity funds, or PE Investment II. We, together with NorthStar Income and funds managed by Goldman Sachs Asset Management, or the Vintage Funds, entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law, to acquire limited partnership interests in up to 25 real estate private equity funds with an aggregate reported NAV of approximately $925 million as of September 30, 2012. We, NorthStar Income and the Vintage Funds each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. We anticipate closing the fund interests by the end of 2013 subject to customary closing conditions, including third-party consents.
PE Investment II will pay $510 million to the seller for all of the fund interests, or 55% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $415 million, or 45% of the September 30, 2012 NAV, or the Deferred Amount, by the fourth year after the first day of the fiscal quarter following the closing date. We funded all of our proportionate share of the Initial Amount at the initial closing. Our share of the Initial Amount and the Deferred Amount represents $357 million and $291 million, respectively.
PE Investment II is entitled to receive all cash distributions from September 30, 2012 through the closing of each fund interest and is obligated to fund all capital contributions from September 30, 2012.
The following table presents the expected fund interests in PE Investment II (dollars in millions):

Total PE Investment II(1)		Our Proportionate Share of PE Investment II
			Three Months
Number of funds	25		Ended
Number of general partners	16		September 30, 2013
September 30, 2012 NAV as a percentage of net cost(2)	70.6%	Income	$15
Reported annualized NAV growth (September 30, 2012 to June 30, 2013)	9.0%	Return of capital	—
Underlying assets, at cost	$28,400	Total distributions(4)	15
Implied leverage(3)	37.5%	Contributions(4)	4
Expected remaining future capital contributions as of September 30, 2013	$39	Net	$11
___________________________________________________________

(1)	Based on financial data reported by the underlying funds as of June 30, 2013, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received.

(3)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(4)
Due to the timing of the closing of fund interests, contributions and distributions are recorded based on the period of settlement and may not represent the period such contributions and distributions were made at the underlying fund.

The following presents the underlying fund interests in PE Investment II by investment type and geographic location based on NAV as of June 30, 2013:

PE Investment II by Underlying Investment Type(1)	PE Investment II by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Healthcare Properties
As of September 30, 2013, $638 million, or 6.3%, of our assets under management were invested in our healthcare properties, with a focus on the mid-acuity senior housing sector which includes assisted living, skilled nursing and independent living facilities. Our portfolio was comprised of 52 assisted living facilities (ALF), 33 skilled nursing facilities (SNF), three life science buildings (LSB), five independent living facilities (ILF), one memory care facility (MCF) and one medical office building (MOB). As of September 30, 2013, our healthcare portfolio was 99% leased to third-party operators with weighted average lease coverage of 1.13x and a 6.5 year weighted average remaining lease term.
The following presents our healthcare portfolio's diversity across property type and geographic location based on purchase price, or cost:

Healthcare by Property Type	Healthcare by Geographic Location

Net Lease Properties
As of September 30, 2013, $401 million, or 4.0%, of our total assets under management were invested in 23 net lease properties, including one property owned through an unconsolidated joint venture, comprised of office, retail and industrial properties totaling 3.2 million square feet. As of September 30, 2013, our net lease properties were 97% leased with a 5.0 year weighted average remaining lease term.

The following presents our net lease portfolio's diversity across property type and geographic location based on cost:

Net Lease by Property Type	Net Lease by Geographic Location

Multifamily Properties
As of September 30, 2013, $368 million, or 3.7%, of our assets under management were invested in multifamily properties, including one property owned through an unconsolidated joint venture. Our portfolio includes 12 properties in six states totaling approximately 4,500 rental units. As of September 30, 2013, our multifamily properties were 92% leased.
Asset Management
Our asset management business is focused on sponsoring and advising on a fee basis, our Sponsored Companies. In connection with our current public Sponsored Companies, we manage the day-to-day affairs including identifying, originating, acquiring and managing assets on their behalf and earn advisory and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. We currently manage NorthStar Income, NorthStar Healthcare and NorthStar Income II.
NorthStar Realty Securities sells equity in our Sponsored Companies. NorthStar Realty Securities is currently raising equity capital for NorthStar Healthcare which has a $1.1 billion maximum offering amount and NorthStar Income II which has a $1.65 billion maximum offering amount. NorthStar Income, our first Sponsored Company, completed its $1.1 billion primary offering on July 1, 2013. We expect that NorthStar Realty Securities will assist us in the future in accessing diverse sources of capital for other companies that may be sponsored and managed by us.
In addition, we continue to receive collateral management fees as named collateral manager or collateral manager delegate. In connection with certain deconsolidated CDOs, we retained administrative responsibilities and delegated certain collateral management responsibilities to a third-party collateral manager who is entitled to a percentage of the senior and subordinate collateral management fees. Refer to "Liquidity and Capital Resources" for a discussion of the deconsolidation of certain of our CDO financing transactions.
Opportunistic Investments
We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide attractive risk-adjusted returns. As a result, we pursue opportunistic investments across our business lines including CRE debt and equity investments. Examples of opportunistic investments include PE Investments and repurchasing our CDO bonds at a significant discount to principal amount. Refer to the "PE Investments" section above for a discussion of our PE Investments and "Liquidity and Capital Resources" for a discussion of repurchased CDO bonds.
Sources of Operating Revenues and Cash Flows
We primarily generate revenue from net interest income on our CRE debt and securities portfolios, rental income from our real estate properties and fee income from our asset management activities. Additionally, we record equity in earnings of unconsolidated ventures, including from PE Investments. Our income is primarily derived through the difference between revenue and the cost at which we are able to finance our investments. We may also acquire investments which generate attractive returns without any leverage.
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

•
Assets under management growth is a driver of our ability to grow our income especially related to our Sponsored Companies, but we believe it is of lesser importance than other metrics such as CAD or AFFO.

Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45 billion and $57 billion in non-agency CMBS issuance that was completed in 2012 and the nine months ended September 30, 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. To stimulate growth, several of the world's largest central banks acted in a coordinated effort through massive injections of stimulus in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on when the Federal Reserve may begin to taper its stimulus efforts and this potential for change in policy led to and may continue in the future result in an increase in interest rates on U.S. government bonds and interest rates more generally.
The commercial real estate markets continue to improve in 2013, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, debt ceiling, gridlock, Federal Reserve policy on stimulus and other matters and their impact to the U.S. economy. We would expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time. It is currently estimated that approximately $1.0 trillion of CRE debt will mature in the next three years and $1.9 trillion will mature through 2017. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
The capital markets began opening up in 2012 and we, and on behalf of NorthStar Income, began to again access the capital markets as evidenced by Securitization 2012-1 and Securitization 2013-1. Refer to "Financing Strategy" for additional details. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $77 billion of non-agency CMBS issuance in 2013.
Virtually all commercial real estate property types were adversely impacted by the credit crisis, while others such as land, condominium and other commercial property types were more severely impacted. The degree to which commercial real estate values continue to improve going forward in the markets in which our real estate collateral is located will impact the performance of our asset base and the related level of loan loss reserve. Our CRE debt and securities investments are negatively impacted by weaker real estate market and economic conditions. Slow economic conditions reduce a tenant/operator's ability to make rent payments in accordance with the terms of their leases and for companies to lease new space. To the extent that market rental and occupancy rates are reduced, property-level cash flow is negatively affected as existing leases renew at lower rates and over longer periods of time impact the value of underlying properties and the borrowers' ability to service their outstanding loans.
Many of our CRE debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of September 30, 2013 was 0.18%, below its 0.36% average over the past five years. Lower LIBOR has meant lower debt service costs for our borrowers. This dynamic has partially offset decreasing cash flow caused by the more recent challenging economic conditions and helped in extending the life of interest reserves for those CRE debt investments that required interest reserves to service debt.
Our CRE debt business generally lends and borrows based on a spread to LIBOR. As a result, increasing LIBOR should increase the net interest earned from our CRE debt investments. However, some of our CRE debt originations have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors. The degree in which rates will increase is driven in a significant part by the actions of the Federal Reserve. CRE securities values are also influenced by credit ratings assigned by the rating agencies.
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
Our Strategy
Our primary business objectives are to invest in commercial real estate assets that we expect will generate attractive risk-adjusted returns and engage in asset management activities that seek to generate stable cash flow for distribution to our stockholders and build long-term franchise value. Our investments may take the form of originating or acquiring senior or subordinate loans and acquiring real estate, as well as pursuing opportunistic CRE investments. We are focused on our asset management business predominately by raising and managing capital on a fee basis from alternate sources, currently our Sponsored Companies.
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
As liquidity was more available to stronger sponsors and commercial real estate fundamentals were stabilizing beginning in 2011, we took advantage of this dynamic in terms of both capital raising and investment activity. We raised $1.2 billion of capital to date in 2013 and $724 million of capital in 2012. In addition, as of September 30, 2013, we have three credit facilities with an aggregate of $340 million to finance the origination of CRE first mortgage loans. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into Securitization Financing Transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.
Throughout 2012 and to date in 2013, we actively invested across our businesses. With respect to our loan originations, year to date through November 1, 2013, we originated 14 loans and purchased three loans with an aggregate principal amount of $486 million. The weighted average expected return on invested equity of these debt investments, including expected financing, is approximately 14%. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
The following table presents our invested equity in real estate investments made year to date through November 1, 2013 (dollars in thousands):

PE Investments(1)	$639,007
Manufactured housing communities	214,873
Multifamily	93,536
Healthcare	21,788
Total(2)	$969,204
____________________________________________________________

(1)	Excludes contributions related to future funding commitments.

(2)
The aggregate initial current yield on invested equity of these real estate investments is 14%. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

In addition, year to date through November 1, 2013, we have made investments on behalf of NorthStar Income including 11 loan originations with a principal amount of $556 million, PE Investments of $257 million and a "B-piece" in a securitization with a principal amount of $74 million. Additionally, we originated one first mortgage loan with a principal amount of $11 million, made two real estate acquisitions for an aggregate purchase price of $26 million, including one assisted living facility and one memory care facility, on behalf of NorthStar Healthcare and participated a $2 million origination in a first mortgage loan to NorthStar Income II.

Financing Strategy
We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. Since our initial public offering in 2004, we completed preferred and common equity offerings raising aggregate proceeds of approximately $2.4 billion, including in 2013 raising $849 million from the issuance of common and preferred equity through November 1, 2013. In addition, we raised $852 million of unsecured exchangeable senior notes, including $345 million in 2013. As of September 30, 2013, we had $611 million of exchangeable senior notes outstanding. We have also raised $286 million of long-term, subordinated debt capital that is equity-like in nature due to its 30-year term (at the time of issuance) and limited covenants.
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
In late 2011, we began using secured term credit facilities to partially finance our CRE debt and securities investments. As of September 30, 2013, the credit facilities provide for an aggregate of up to $340 million to finance first mortgage loans and senior loan participations secured by commercial real estate. We, and on behalf of NorthStar Income, utilize Securitization Financing Transactions, which provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments that were previously financed on credit facilities. As of September 30, 2013, we have $98 million issued as part of Securitization 2012-1 and $15 million outstanding under our loan credit facilities with $325 million of available borrowing under our loan credit facilities.
Our real estate portfolio is typically financed with non-recourse mortgages. We seek to match the term of the financing with the remaining lease term of the net lease and healthcare properties. Regarding our more recent acquisitions of real estate, including the manufactured housing communities and multifamily property investments, we seek long-term, non-recourse, non-mark to market financing that is also assignable and have been able to obtain such financing at very favorable terms.
Historically, we used CDOs to finance legacy CRE debt and securities investments. We have been winding down our legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past. Refer to "Liquidity and Capital Resources" for a further discussion of our legacy CDO business.
Borrowing levels for CRE debt and securities investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our CRE debt and securities investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net funding spread.
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

Securities generally have a more liquid market than debt and real estate, but we typically have very little control over restructuring decisions when there are problems with the underlying collateral. We are a rated special servicer by Standard & Poor's and Fitch Ratings and were approved by Moody's Investor Services in connection with an acquisition of two "B-piece" transactions, one in a $2.1 billion CMBS transaction acquired by us in 2011 and one in a $1.2 billion CMBS transaction acquired by NorthStar Income in 2013. We manage risk in our CRE securities investments by selling assets when we can obtain a price that is attractive relative to its risk. In certain situations, we may sell an asset because there is an opportunity to reinvest the capital into a new asset with a more attractive risk/return profile.
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
We generally required borrowers, at the time of origination and/or as required by property performance during the loan term, to pre-fund reserves to cover interest and operating expenses until the property cash flow increased sufficiently to cover debt service costs. We also generally required the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise an extension option under the loan as some of the borrowers had a recourse obligation to do so.
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
Our portfolio management process related to CRE debt and securities underlying our deconsolidated CDOs is limited to monitoring the CDO bonds and equity interests in such CDO financing transactions. A more detailed discussion of our CDO financing transactions and our delegation of collateral management rights for the deconsolidated N-Star CRE debt CDOs is provided in "Liquidity and Capital Resources." Many of those debt investments were made to borrowers who had a business plan to improve the collateral and who therefore needed a flexible balance sheet lender. Property cash flow is generally lower today than was projected by the borrower for many of those debt investments were originated. As a result, some real estate owners are having trouble refinancing their assets at maturity or selling their properties to recoup their capital. Other owners are having trouble achieving their business plans to the extent they acquired a property to reposition it or otherwise invest capital to increase the property's cash flow. Despite more recent low interest rates and improving real estate fundamentals, we expect that in the future some of these borrowers related to such CRE debt investments underlying our CDO financing transactions may still have difficulty servicing such debt.
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
Variable Interest Entities
A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.
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
Voting Interest Entities
A voting interest entity is an entity in which the total equity investment at risk is sufficient to enable it to finance its activities independently and the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. If we have a majority voting interest in a voting interest entity, the entity will generally be consolidated. We do not consolidate a voting interest entity if there are substantive participating rights by other parties and/or kick-out rights by a single party.
We perform on-going reassessments of whether entities previously evaluated under the voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework.
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
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for PE Investments. PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. We record the change in fair value for our share of the projected future cash flow of PE Investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions are considered unrealized gain (loss).
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
Level 2. Financial assets and liabilities whose values are based on the following:
(a)Quoted prices for similar assets or liabilities in active markets.
(b)Quoted prices for identical or similar assets or liabilities in non-active markets.
(c)Pricing models whose inputs are observable for substantially the full term of the asset or liability.

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
We generally obtain at least one quote from a pricing service or broker for each security. Furthermore, in limited circumstances, we may use internal pricing models to establish arm's length prices. Generally, the quote from the pricing service is used to determine fair value for the securities. The quotes are not adjusted. The pricing service uses market-based measurements based on valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including prices for similar assets, benchmark yield curves and market corroborated inputs such as contractual terms, discount rates for similar securities and credit (such as credit support and delinquency rates). We believe such broker quote is generally based on a market transaction of comparable securities.

To determine the fair value used in the financial statements, we maintain a comprehensive quarterly process that includes a valuation committee comprised of senior members of the investment and accounting teams that is designed to enable management to ensure the prices used are representative of fair value and the instruments are properly classified pursuant to the fair value hierarchy.

Initially, a member of the investment team on the valuation committee reviews the prices at quarter end to ensure current market conditions are fairly presented. The investment team is able to assess these values because they are actively engaged in the market, reviewing bid lists, recent sales and frequently have discussions with various banks and other financial institutions regarding the state of the market. We then perform a variety of analyses to ensure the quotes are in a range which it believes to be representative of fair value and to validate the quotes obtained and used in determining the ultimate value used in the financial statements. At the portfolio level, we evaluate the overall change in fair value versus the overall change in the market. We review significant changes in fair value for individual instruments, both positive and negative, from the prior period. We perform back testing on any securities sold to validate the quotes used for the prior quarter. Where multiple quotes are available, we evaluate any large variance between the high and low price. We obtain any available market data that provides insight into the price through recent or comparable security trades, multiple broker bids and other pertinent information. This data may be available through the pricing service or based on data directly available to us. If as part of any of these processes, we are aware of data which we believe better supports the fair value, we challenge the quote provided by either the pricing service or broker. Any discrepancy identified from our processes are reviewed and resolved. The valuation committee approves the final prices. We believe these procedures are designed to enable us to estimate fair value.

Once we determine fair value, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with U.S. GAAP through our understanding of the valuation methodologies used by the pricing service via discussion with representatives of the pricing service and review of any documentation describing its valuation methodology.

Generally, when fair value is based on the pricing service or multiple broker quotes, we believe, based on our analysis, such quotes are based on observable inputs and are therefore classified as Level 2. Where the price is based on either a single broker quote or an internal pricing model, we generally consider such price to be based on less observable data and therefore classify such instruments as Level 3.
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
Loans acquired at a discount with deteriorated credit quality are accreted to expected recovery, which takes into consideration the contractual cash flow of the loan, adjusted for the impact of any prepayments, and expected future cash flow we expect to receive. We continue to estimate the amount of recovery over the life of such loans. A subsequent change in expected future cash flow is recognized as an adjustment to the accretable yield prospectively over the remaining life of such loan.
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
Real Estate Securities
Interest income is recognized using the effective interest method with any premium or discount amortized or accreted through earnings based on expected cash flow through the expected maturity date of the security. Changes to expected cash flow may result in a change to the yield which is then applied retrospectively for high-credit quality securities that cannot be prepaid or otherwise settled in such a way that the holder would not recover substantially all of the investment or prospectively for all other securities to recognize interest income.
Commission Income
Commission income represents income earned from selling equity in our Sponsored Companies through NorthStar Realty Securities while such companies are raising capital for their primary offering. Commission income is accrued on a trade date basis. We are currently raising capital for NorthStar Healthcare and NorthStar Income II. NorthStar Income, our first Sponsored Company, successfully completed its $1.1 billion primary offering on July 1, 2013.
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
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.
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
Investments in and Advances to Unconsolidated Ventures
We review our investments in unconsolidated ventures for which we did not elect the fair value option on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value may be impaired or that its carrying value may not be recoverable. An investment is considered impaired if the projected net recoverable amount over the expected holding period is less than the carrying value. In conducting this review, we consider U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent an impairment has occurred and is considered to be other than temporary, the loss is measured as the excess of the carrying value of the investment over the estimated fair value and recorded in provision for loss on equity investment in our consolidated statements of operations.
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment, or OTTI, as any change in fair value is recorded in our consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
CRE securities for which the fair value option is not elected are evaluated for OTTI quarterly. Impairment of a security is considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. When a CRE security has been deemed to be other-than-temporarily impaired due to (i) or (ii), the security is written down to its fair value and an OTTI is recognized in the consolidated statements of operations. In the case of (iii), the security is written down to its fair value and the amount of OTTI is then bifurcated into: (i) the amount related to expected credit losses; and (ii) the amount related to fair value adjustments in excess of expected credit losses. The portion of OTTI related to expected credit losses is recognized in our consolidated statements of operations. The remaining OTTI related to the valuation adjustment is recognized as a component of accumulated OCI in our consolidated statements of equity. The portion of OTTI recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through OCI are amortized over the life of the security with no impact on earnings. CRE securities which are not high-credit quality are considered to have an OTTI if the security has an unrealized loss and there has been an adverse change in expected cash flow. The amount of OTTI is then bifurcated as discussed above.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2013 to September 30, 2012 (Dollars in Thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$75,141	$82,558	$(7,417)	(9.0)%
Interest expense on debt and securities	10,132	12,304	(2,172)	(17.7)%
Net interest income on debt and securities	65,009	70,254	(5,245)	(7.5)%
Other revenues
Rental and escalation income	72,909	29,095	43,814	150.6%
Commission income, related party	1,639	12,213	(10,574)	(86.6)%
Advisory and other fees, related party	6,816	1,507	5,309	352.3%
Other revenue	1,778	366	1,412	385.8%
Total other revenues	83,142	43,181	39,961	92.5%
Expenses
Other interest expense	41,747	23,618	18,129	76.8%
Real estate properties—operating expenses	23,926	4,814	19,112	397.0%
Commission expense	1,629	11,070	(9,441)	(85.3)%
Other expenses	1,207	1,120	87	7.8%
Transaction costs	298	—	298	NA
Provision for (reversal of) loan losses, net	(11,122)	6,360	(17,482)	(274.9)%
General and administrative
Salaries and equity-based compensation	17,130	13,691	3,439	25.1%
Other general and administrative	5,094	5,801	(707)	(12.2)%
Total general and administrative	22,224	19,492	2,732	14.0%
Depreciation and amortization	33,905	11,635	22,270	191.4%
Total expenses	113,814	78,109	35,705	45.7%
Income (loss) from operations	34,337	35,326	(989)	(2.8)%
Equity in earnings (losses) of unconsolidated ventures	31,013	421	30,592	7,266.5%
Unrealized gain (loss) on investments and other	16,565	(202,019)	218,584	(108.2)%
Realized gain (loss) on investments and other	30,567	15,221	15,346	100.8%
Gain (loss) from deconsolidation of N-Star CDOs	(254,206)	—	(254,206)	NA
Income (loss) from continuing operations	(141,724)	(151,051)	9,327	(6.2)%
Income (loss) from discontinued operations	(25)	411	(436)	(106.1)%
Gain on sale from discontinued operations	—	29	(29)	NA
Net income (loss)	$(141,749)	$(150,611)	$8,862	(5.9)%
Net Interest Income
Net interest income is generated on our interest-earning assets and related interest-bearing liabilities and is recorded as part of our CRE debt and securities segments and our N-Star CDO segments. For assets financed in a CDO, also referred to as legacy investments, the N-Star CDO segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Three Months Ended September 30,
	2013				2012
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,539,745	$36,257	9.42%		$1,805,064	$37,483	8.31%
CRE securities investments	1,445,587	38,884	10.76%		2,022,355	45,075	8.92%
	$2,985,332	75,141	10.07%		$3,827,419	82,558	8.63%
Interest-bearing liabilities:(1)
CDO bonds payable	$2,122,562	7,947	3.65%	(5)	$3,300,964	11,183	3.61%	(5)
Securitization bonds payable	97,943	763	3.12%		NA	—	NA
Credit facilities	81,357	1,278	6.28%		141,232	977	2.77%
Secured term loan	7,298	144	7.89%		14,682	144	3.92%
	$2,309,160	10,132	3.73%		$3,456,878	12,304	3.58%
Net interest income		$65,009				$70,254
____________________________________________________________

(1)
Excludes $116.9 million and $180.8 million average carrying value of REO and investments in and advances to unconsolidated ventures, net of related financing as of September 30, 2013 and 2012, respectively.

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

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $11.4 million and $18.6 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the three months ended September 30, 2013 and 2012, respectively.

Interest income decreased $7.4 million, primarily attributable to decreased interest income on CRE debt and securities investments in the CSE CDO ($7.6 million) and other N-Star CDOs ($12.7 million), offset by increased income associated with an investment in our CDO bonds ($7.3 million) and related to CRE debt and securities investments ($5.6 million).
Interest expense decreased $2.2 million, primarily attributable to lower interest expense related to repurchases and paydowns of CDO bonds payable ($3.7 million), offset by new borrowings on investments through credit facilities and Securitization 2012-1 ($1.5 million).
Other Revenues
Rental and Escalation Income
Rental and escalation income increased $43.8 million, primarily attributable to new investments ($38.9 million) and higher income on our net lease and healthcare properties ($0.7 million) in our real estate segment and higher income related to new REO in our N-Star CDO CRE debt segment ($4.2 million).
Commission Income—Related Party
Commission income is generated in our asset management business and currently represents income earned for selling equity in our Sponsored Companies through NorthStar Realty Securities. The decrease of $10.6 million in commission income is attributable to completing our offering of NorthStar Income on July 1, 2013 and commencing selling in NorthStar Healthcare and NorthStar Income II at the end of the third quarter 2013.
Advisory and Other Fees—Related Party
Advisory and other fees are generated in our asset management business and increased $5.3 million primarily due to increased fees from managing our Sponsored Companies.
Other Revenue
Other revenue increased $1.4 million due to increases in various fees such as special servicing fees, draw fees and late fees.

Expenses
Other Interest Expense
Other interest expense increased $18.1 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new investments in our real estate segment ($12.9 million), new exchangeable senior notes at the corporate level ($4.9 million) and new mortgage notes payable associated with new REO in our N-Star CDO CRE debt segment ($0.8 million), offset by decreased interest expense from principal paydowns on mortgage notes payable in our real estate segment ($0.1 million) and junior subordinated notes at the corporate level ($0.3 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $19.1 million, primarily attributable to new investments in our real estate segment ($17.1 million) and new REO in our N-Star CDO CRE debt segment ($1.9 million).
Commission Expense
Commission expense is incurred in our asset management business and represents fees to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions related to NorthStar Realty Securities. The decrease of $9.4 million in commission expense corresponds with the decreased commission income.
Other Expenses
Other expenses increased $0.1 million and consisted of costs primarily related to managing the N-Star CDO CRE debt investments and are recorded as part of the N-Star CDO segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. For the three months ended September 30, 2013, transaction costs of $0.3 million related to our acquisition of real estate properties in our real estate segment. We did not incur any transaction costs for the three months ended September 30, 2012.
Provision for (Reversal of) Loan Losses, Net
Provision for (reversal of) loan losses, net on our CRE debt investments decreased $17.5 million. For the three months ended September 30, 2013, reversal of provision for loan loss of $11.1 million primarily related to a loan that is expected to pay off at par during the fourth quarter. For the three months ended September 30, 2012, provision for loan losses, net of $6.4 million related to two debt investments, including $5.6 million for a mezzanine loan and $0.7 million for a subordinated mortgage interest.
General and Administrative
General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of our asset management segment.
General and administrative expenses increased $2.7 million primarily attributable to the following:
Salaries and equity-based compensation expense increased $3.4 million primarily due to compensation from higher staffing levels to accommodate our new business activities ($5.1 million), equity compensation in the form of limited partnership interests in the Operating Partnership which are structured as profits interests ($1.2 million) and equity compensation for the 2012 long-term incentive plan ($0.8 million), offset by decreased equity compensation for the 2010 and 2009 long-term incentive plans ($1.4 million and $0.1 million, respectively) and the allocation of costs to our Sponsored Companies.
Other general and administrative expenses decreased $0.7 million at the corporate level primarily due to increased legal fees related to general corporate work, offset by the allocation of costs to our Sponsored Companies.
Depreciation and Amortization
Depreciation and amortization expense increased $22.3 million, primarily related to new acquisitions in our real estate segment.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $30.6 million, primarily attributable to PE Investment I ($15.3 million) and PE Investment II ($15.0 million) both in our real estate segment and decreased losses from equity investments in our N-Star CDO CRE debt segment ($0.3 million).

Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. Any change in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments on interest rate swaps is primarily part of our N-Star CDO segments while any change in fair value and net cash payments on interest rate swaps related to junior subordinated notes are at the corporate level.
For the three months ended September 30, 2013, the $16.6 million net unrealized gain primarily related to unrealized gains on our junior subordinated notes ($28.3 million) at the corporate level and net unrealized gains on CRE securities investments ($7.3 million) and derivative instruments ($6.1 million), offset by unrealized losses on CDO bonds payable ($10.6 million) and net cash payments on interest rate swaps ($11.4 million) in our N-Star CDO segments. The remaining change related to the reversal of unrealized gains related to the deconsolidation of N-Star CDOs IV, VI, VII and VIII and the CapLease CDO ($3.3 million).
For the three months ended September 30, 2012, the $202.0 million net unrealized loss primarily related to our N-Star CDO segments and included net unrealized losses on CDO bonds payable ($193.7 million) and net cash payments on interest rate swaps ($18.6 million), offset by unrealized gains on CRE securities investments ($24.6 million) and unrealized gains on derivative instruments ($6.9 million). The remaining change related to unrealized losses on our junior subordinated notes ($20.7 million) at the corporate level and unrealized losses on CRE securities investments ($0.5 million) in our CRE securities segment.
Realized Gain (Loss) on Investments and Other
Realized gains of $30.6 million for the three months ended September 30, 2013 consisted primarily foreign currency remeasurement gain ($2.2 million) in the CRE debt segment, gains from an investment in the CRE securities segment ($33.1 million) and gain from the sale of timeshare units ($0.3 million) in the real estate segment. The remaining change related to the N-Star CDO segments and primarily included gains from the sale of CRE debt and securities investments ($0.9 million), offset by losses related to certain CRE securities investments ($3.1 million) and repurchases of CDO bonds ($2.7 million).
Realized gains of $15.2 million for the three months ended September 30, 2012 consisted primarily of net realized gains from the sale of timeshare units ($4.9 million) in our real estate segment and foreign currency remeasurement gain ($1.2 million) in the CRE debt segment, offset by losses related to certain CRE securities investments ($0.8 million) in the CRE securities segment. The remaining change related to the N-Star CDO segments and primarily included net realized gains from the sale of CRE debt and securities investments ($10.2 million) and net realized gains on termination of interest rate swaps ($7.6 million), offset by losses on the repurchases of CDO bonds ($5.8 million) and losses related to certain CRE securities investments ($2.1 million).
Gain (Loss) from Deconsolidation of N-Star CDOs
The loss of $254.2 million is related to the deconsolidation of N-Star CDOs IV, VI, VII and VIII and the CapLease CDO, which was predominately due to the reversal of the unrealized gains on the CDO liabilities that were recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period and are included as part of our N-Star CDO segments. For the three months ended September 30, 2013 and 2012, income (loss) from discontinued operations of an immaterial amount for both periods, related to one healthcare property located in Kentucky classified as held for sale and one multifamily property located in Texas that was sold in 2012.
Gain on Sale from Discontinued Operations
For the three months ended September 30, 2013, there was no gain on sale from discontinued operations. Gain on sale from discontinued operations for the three months ended September 30, 2012 related to the sale of an office property in Indiana.

Comparison of the Nine Months Ended September 30, 2013 to September 30, 2012 (Dollars in Thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$218,624	$243,367	$(24,743)	(10.2)%
Interest expense on debt and securities	33,117	38,569	(5,452)	(14.1)%
Net interest income on debt and securities	185,507	204,798	(19,291)	(9.4)%
Other revenues
Rental and escalation income	177,018	85,076	91,942	108.1%
Commission income, related party	51,214	28,291	22,923	81.0%
Advisory and other fees, related party	17,111	4,766	12,345	259.0%
Other revenue	3,452	1,996	1,456	72.9%
Total other revenues	248,795	120,129	128,666	107.1%
Expenses
Other interest expense	102,811	67,316	35,495	52.7%
Real estate properties—operating expenses	50,616	13,184	37,432	283.9%
Commission expense	46,504	25,538	20,966	82.1%
Other expenses	4,020	4,191	(171)	(4.1)%
Transaction costs	10,801	2,433	8,368	343.9%
Provision for (reversal of) loan losses, net	(8,786)	19,737	(28,523)	(144.5)%
General and administrative
Salaries and equity-based compensation	52,589	41,764	10,825	25.9%
Other general and administrative	16,774	14,991	1,783	11.9%
Total general and administrative	69,363	56,755	12,608	22.2%
Depreciation and amortization	70,828	36,419	34,409	94.5%
Total expenses	346,157	225,573	120,584	53.5%
Income (loss) from operations	88,145	99,354	(11,209)	(11.3)%
Equity in earnings (losses) of unconsolidated ventures	54,445	(416)	54,861	(13,187.7)%
Other income (loss)	—	20,258	(20,258)	NA
Unrealized gain (loss) on investments and other	(28,513)	(413,073)	384,560	(93.1)%
Realized gain (loss) on investments and other	47,611	35,768	11,843	33.1%
Gain (loss) from deconsolidation of N-Star CDOs	(254,206)	—	(254,206)	NA
Income (loss) from continuing operations	(92,518)	(258,109)	165,591	(64.2)%
Income (loss) from discontinued operations	(81)	506	(587)	(116.0)%
Gain on sale from discontinued operations	—	314	(314)	NA
Net income (loss)	$(92,599)	$(257,289)	$164,690	(64.0)%
Net Interest Income
Net interest income is generated on our interest-earning assets and related interest-bearing liabilities and is recorded as part of our CRE debt and securities segments and our N-Star CDO segments. For assets financed in a CDO, also referred to as legacy investments, the N-Star CDO segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

The following table presents the average balance of interest-earning assets and related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Nine Months Ended September 30,
	2013				2012
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,676,094	$102,411	8.15%		$1,751,735	$103,445	7.87%
CRE securities investments	1,601,705	116,213	9.67%		2,147,906	139,922	8.69%
	$3,277,799	218,624	8.89%		$3,899,641	243,367	8.32%
Interest-bearing liabilities:(1)
CDO bonds payable	$2,602,427	26,976	3.64%	(5)	$3,509,858	$36,132	3.68%	(5)
Securitization bonds payable	97,986	2,345	3.19%		NA	—	NA
Credit facilities	69,827	3,368	6.43%		104,137	2,007	2.57%
Secured term loan	10,971	428	5.20%		14,682	430	3.91%
	$2,781,211	33,117	3.70%		$3,628,677	38,569	3.65%
Net interest income		$185,507				$204,798
____________________________________________________________

(1)
Excludes $154.5 million and $172.2 million average carrying value of REO and investments in and advances to unconsolidated ventures, net of related financing as of September 30, 2013 and 2012, respectively.

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

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $44.1 million and $60.8 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the nine months ended September 30, 2013 and 2012, respectively.

Interest income decreased $24.7 million, primarily attributable to decreased interest income on CRE debt and securities investments in the CSE CDO ($19.8 million) and other N-Star CDOs ($35.3 million), offset by increased income associated with an investment in our CDO bonds ($11.4 million) and related to CRE debt and securities investments ($19.0 million).
Interest expense decreased $5.5 million, primarily attributable to lower interest expense related to repurchases and paydowns of CDO bonds payable ($9.2 million), offset by new borrowings on investments through credit facilities and Securitization 2012-1 ($3.7 million).
Other Revenues
Rental and Escalation Income
Rental and escalation income increased $91.9 million, primarily attributable to new investments in our real estate segment ($81.4 million) and higher income related to new REO in our N-Star CDO CRE debt segment ($10.5 million).
Commission Income—Related Party
Commission income is generated in our asset management business and currently represents income earned for selling equity in our Sponsored Companies through NorthStar Realty Securities. The increase of $22.9 million in commission income is attributable to our increased capital raising velocity in 2013.
Advisory and Other Fees—Related Party
Advisory and other fees are generated in our asset management business and increased $12.3 million primarily due to increased fees from managing our Sponsored Companies.
Other Revenue
Other revenue increased $1.5 million due to increases in various fees such as special servicing fees, draw fees and late fees.

Expenses
Other Interest Expense
Other interest expense increased $35.5 million, primarily attributable to increased interest expense related to new mortgage notes payable associated with new investments in our real estate segment ($25.7 million), new exchangeable senior notes at the corporate level ($9.1 million) and new mortgage notes payable associated with new REO in our N-Star CDO CRE debt segment ($1.9 million), offset by decreased interest expense from principal paydowns on mortgage notes payable in our real estate segment ($0.3 million) and junior subordinated notes at the corporate level ($0.9 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $37.4 million, primarily attributable to new investments in our real estate segment ($31.9 million) and new REO in our N-Star CDO CRE debt segment ($5.2 million).
Commission Expense
Commission expense is incurred in our asset management business and represents fees to broker-dealers with whom we have distribution agreements to raise capital in the non-traded REIT market and commissions related to NorthStar Realty Securities. The increase of $21.0 million in commission expense corresponds with the increased commission income.
Other Expenses
Other expenses decreased $0.2 million and consisted of costs primarily related to managing the N-Star CDO CRE debt investments and CDO financing transactions and are recorded as part of the N-Star CDO segments. These amounts include legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with new investments. For the nine months ended September 30, 2013, transaction costs of $10.8 million related to PE Investments and our acquisition of real estate properties, all in our real estate segment. For the nine months ended September 30, 2012, transaction costs of $2.4 million related to costs for transactions that were not completed.
Provision for (Reversal of) Loan Losses, Net
Provision for (reversal of) loan losses, net on our CRE debt investments decreased $28.5 million. For the nine months ended September 30, 2013, reversal of provision for loan losses, net of $8.8 million related to a loan loss on a mezzanine loan ($6.3 million), offset by a reversal of provision for loan loss for a mezzanine loan for which we contemporaneously took title to the collateral ($4.0 million) and a reversal of a provision for loan loss in September 2013 primarily related to a loan that is expected to pay off at par during the fourth quarter. Provision for loan losses, net of $19.7 million for the nine months ended September 30, 2012 related to six debt investments, including $17.1 million for mezzanine loans, $2.0 million for subordinated mortgage interests and $0.6 million for first mortgage loans.
General and Administrative
General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of our asset management segment.
General and administrative expenses increased $12.6 million primarily attributable to the following:
Salaries and equity-based compensation expense increased $10.8 million primarily due to compensation from higher staffing levels to accommodate our new business activities ($10.9 million), equity compensation in the form of limited partnership interests in the Operating Partnership which are structured as profits interests ($5.8 million) and equity compensation for the 2012 and 2011 long-term incentive plans ($1.9 million and $0.2 million, respectively), offset by decreased equity compensation for the 2010 and 2009 long-term incentive plans ($4.3 million and $0.9 million, respectively) and the allocation of costs to our Sponsored Companies.
Other general and administrative expenses increased $1.8 million at the corporate level primarily due to increased legal fees related to general corporate work, offset by the allocation of costs to our Sponsored Companies.
Depreciation and Amortization
Depreciation and amortization expense increased $34.4 million, primarily related to new acquisitions in our real estate segment.

Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $54.9 million primarily attributable to PE Investment I ($37.3 million) and PE Investment II ($15.0 million) both in our real estate segment, income from investments in our N-Star CDO CRE debt and securities segments ($2.2 million) and decreased losses from equity investments in our N-Star CDO CRE debt segment ($0.4 million).
Other Income (Loss)
Other income (loss) of $20.3 million for the nine months ended September 30, 2012 was primarily comprised of a reversal of a loss accrual previously recorded related to certain litigation in our real estate segment.
Unrealized Gain (Loss) on Investments and Other
Unrealized gain (loss) on investments and other is primarily related to the non-cash change in fair value adjustments and the remaining amount is related to net cash payments on interest rate swaps. Any change in fair value related to securities, CDO bonds payable and related derivatives and the associated net cash payments on interest rate swaps is primarily part of our N-Star CDO segments while any change in fair value and net cash payments on interest rate swaps related to junior subordinated notes are at the corporate level.
For the nine months ended September 30, 2013, the $28.5 million net unrealized loss primarily related to our N-Star CDO segments and included unrealized losses on CDO bonds payable ($105.4 million) and net cash payments on interest rate swaps ($44.1 million), offset by net unrealized gains on CRE securities investments ($88.2 million) and derivative instruments ($29.7 million). The remaining change related to unrealized gains on our junior subordinated notes ($4.9 million) at the corporate level, offset by unrealized losses on CRE securities investments ($1.8 million) in our CRE securities segment.
For the nine months ended September 30, 2012, the $413.1 million net unrealized loss primarily related to our N-Star CDO segments and included net unrealized losses on CDO bonds payable ($403.2 million) and net cash payments on interest rate swaps ($60.8 million), offset by unrealized gains on CRE securities investments in our N-Star CDO segments ($39.5 million) and unrealized gains on derivative instruments ($27.2 million). The remaining change related to unrealized losses on our junior subordinated notes ($24.9 million) and net cash payments on interest rate swaps ($0.3 million) at the corporate level and unrealized gains on CRE securities investments ($9.6 million) in our CRE securities segment.
Realized Gain (Loss) on Investments and Other
Realized gains of $47.6 million for the nine months ended September 30, 2013 consisted primarily foreign currency remeasurement gain ($1.3 million) in the CRE debt segment, gains from an investment in the CRE securities segment ($33.1 million) and gain from the sale of timeshare units ($12.0 million) in the real estate segment. The remaining change related to the N-Star CDO segments and primarily included gains from the sale of CRE debt and securities investments ($6.2 million) and gain from the liquidation of N-Star CDO II ($7.0 million), offset by net losses on repurchases of CDO bonds ($5.1 million) and losses related to certain CRE securities investments ($7.1 million).
Realized gains of $35.8 million for the nine months ended September 30, 2012 consisted primarily of net realized gains from the sale of timeshare units ($16.1 million) in our real estate segment, offset by foreign currency remeasurement loss ($0.4 million) in the CRE debt segment and losses related to certain CRE securities investments ($0.8 million) in the CRE securities segment. The remaining change related to the N-Star CDO segments and primarily included net realized gains from the sale of CRE debt and securities investments ($26.4 million), gain on a termination of an interest rate swap ($7.6 million) and gains from the sale of land in Arizona and Florida ($3.0 million), offset by losses on the repurchases of CDO bonds ($13.9 million) and losses related to certain CRE securities investments ($2.1 million).
Gain (Loss) from Deconsolidation of N-Star CDOs
The loss of $254.2 million is related to the deconsolidation of N-Star CDOs IV, VI, VII and VIII and the CapLease CDO, which was predominately due to the reversal of the unrealized gains on the CDO liabilities that were recorded in prior periods due to the election of the fair value option.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period and are included as part of our N-Star CDO segments. For the nine months ended September 30, 2013 and 2012, income (loss) from discontinued operations of an immaterial amount for both periods, related to one healthcare property located in Kentucky classified as held for sale and one multifamily property located in Texas that was sold in 2012.

Gain on Sale from Discontinued Operations
For the nine months ended September 30, 2013, there was no gain on sale from discontinued operations. Gain on sale from discontinued operations for the nine months ended September 30, 2012 related to the sale of an office property in Indiana.
Liquidity and Capital Resources
We require capital to fund our investment activities and operating expenses. Our capital sources may include cash flow provided by operations, net proceeds from asset repayments and sales, borrowings under credit facilities, financings secured by our assets such as mortgage notes, securitization financing transactions, long-term senior and subordinate corporate capital such as senior term loans, senior exchangeable notes, trust preferred securities, perpetual preferred stock and common stock.
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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of November 1, 2013 was approximately $345 million.
Securitization Financing Transactions
We, and on behalf of NorthStar Income, entered into two Securitization Financing Transactions that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments. We expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities.
Securitization 2012-1
In November 2012, we closed Securitization 2012-1, a $351 million securitization financing transaction which provides permanent, non-recourse, non-mark-to-market financing and is collateralized by CRE debt investments originated by us and on behalf of NorthStar Income. A total of $228 million of investment grade bonds were issued, $98 million of which was used to finance the assets we contributed, representing an advance rate of 65% and a weighted average coupon of LIBOR plus 1.63%. We used the proceeds to repay $95 million of borrowings on our loan facilities.
Securitization 2013-1
In August 2013, we bifurcated three first mortgage loans with an aggregate principal amount of $142 million into a senior loans of $79 million and subordinate mortgage interests of $63 million to facilitate the financing of the senior loans in Securitization 2013-1, a securitization financing transaction entered into by NorthStar Income. We transferred three senior loans at cost to Securitization 2013-1. We did not retain any interest in the senior loans and retained the subordinate mortgage interests on an unleveraged basis.
Credit Facilities
In November 2011, July 2012 and March 2013, we entered into three separate credit facilities that provide up to an aggregate of $340 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate.

The interest rate and advance rate depend on asset type and characteristic. Initial maturity dates for these facilities range from November 2013 to July 2015 and all have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018.
As of September 30, 2013, we have $27 million principal amount of CRE debt investments financed with $15 million from the loan facilities resulting in an expected return on invested equity of approximately 12% with $325 million of available borrowing under these loan facilities. There is no assurance we will realize this expected return on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
Our loan facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our credit facilities.
CDO Financing Transactions
Our legacy CRE debt and securities investments are predominantly financed in CDOs. We sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. We acquired equity interests of two CRE debt focused CDOs, the CSE CDO and the CapLease CDO, which we collectively refer to as our acquired CDOs. In the case of the CSE CDO, we were delegated the collateral management and special servicing rights, and for the CapLease CDO, we acquired the collateral management rights. We collectively refer to all CDOs as the N-Star CDOs and their assets as legacy investments. At the time of issuance of the sponsored CDO, we retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes are collectively referred to as equity interests. The repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds.
We own the equity interests in all of our N-Star CDO financing transactions whether or not we consolidate these transactions on our balance sheet.  We do not, however, own undivided interests in any of the assets within our N-Star CDOs and all senior and junior bondholders of the CDOs have economic interests that are senior to our equity interests.
These CDO financing transactions require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test (as defined by each applicable indenture) in order for us, as the holder of the retained interests, to receive regular cash flow distributions. Primarily rating downgrades and/or defaults of CMBS and other securities can reduce the deemed value of the security in measuring the OC test. Also, defaults in CRE debt investments can reduce the OC test. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the senior CDO bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our dividend and affect compliance with REIT requirements.
N-Star CDO Equity
Substantially all of our N-Star CDO equity invested is in our CRE debt CDOs which currently have large OC cushions compared to our CRE securities CDOs. In fact, our CRE debt CDOs have distributed regular cash flow since their inception. Currently, all of our CRE debt CDOs, the CSE CDO and the CapLease CDO are in compliance with their OC and IC tests. Currently, two CRE securities CDOs (N-Star CDOs II and VII) have been liquidated. Three of the remaining CRE securities CDOs (N-Star CDOs I, III and V) are out of compliance with their respective OC test. We historically consolidated these CDO financing transactions under U.S. GAAP. More recently, we have been winding down our legacy CDO business resulting in liquidation and deconsolidation of certain of our N-Star CDOs.
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
In July 2013, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of N-Star CDO VII due to the ability of a single party to remove us as collateral manager as a result of an existing event of default. As a result, N-Star CDO VII was deconsolidated in July 2013.
In September 2013, we delegated the collateral management rights of N-Star CDOs IV, VI and VIII and the CapLease CDO to a third-party collateral manager but retained administrative responsibilities. As a result, we longer have the power to direct the activities that most significantly impact the economic performance of these CDOs. As a result, these CDOs were deconsolidated effective September 30, 2013.

N-Star CDOs I, III, V and IX and the CSE CDO continue to be consolidated. The following table presents our N-Star CRE debt CDOs as of September 30, 2013 (dollars in thousands):

	Deconsolidated					Consolidated
Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of September 30, 2013(1)
Assets, principal amount	$336,156	$398,661	$922,457	$156,385		$835,867		$2,649,526
CDO bonds, principal amount(2)	224,170	313,218	699,705	138,612		764,387		2,140,092
Net assets	$111,986	$85,443	$222,752	$17,773		$71,480		$509,434

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$1,266	$2,127	$2,995	$653		$5,638		$12,679
Collateral management and other fees	272	469	977	88		408		$2,214
Interest coverage cushion(1)	1,353	2,412	3,490	407		5,750
Overcollateralization cushion(1)	51,951	68,664	138,118	9,137		80,883
At offering	19,808	17,412	42,193	5,987	(4)	(151,595)	(5)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to September 30, 2013.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(5)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.
The following presents the diversity across property type and geographic location of all CRE debt in N-Star CDOs based on principal amount:

CRE Debt in N-Star CDOs by Property Type	CRE Debt in N-Star CDOs by Geographic Location

The following table presents our CRE securities CDO financing transactions as of September 30, 2013 (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star III Mar-05	N-Star V Sept-05	N-Star IX Feb-07	Total
Balance sheet as of September 30, 2013(1)
Assets, principal amount	$72,492	$189,459	$286,980	$1,003,722	$1,552,653
CDO bonds, principal amount(2)	71,021	118,749	246,243	724,217	1,160,230
Net assets	$1,471	$70,710	$40,737	$279,505	$392,423

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$—	$—	$—	$2,208	$2,208
Collateral management and other fees	35	54	50	757	$896
Interest coverage cushion(1)	NEG	NEG	NEG	1,802
Overcollateralization cushion(1)	NEG	NEG	NEG	24,923
At offering	8,687	13,610	12,940	24,516
____________________________________________________________

(1)	Based on remittance report issued on date nearest to September 30, 2013.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

Repurchased N-Star CDO Bonds
The following table presents our N-Star CDO bonds owned as of September 30, 2013 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$72,264
AA through BBB	358,531
Below investment grade	176,790
Total(2)(3)	$607,585
Weighted average original credit rating of repurchased N-Star CDO bonds	A / A2
Weighted average purchase price of repurchased N-Star CDO bonds	32%
____________________________________________________________

(1)	Represents the maximum amount of principal proceeds that could be received. There is no assurance we will receive the maximum amount of principal proceeds.

(2)	Unencumbered N-Star CDO bonds are owned by us, of which $457 million were repurchased at a discount to par.

(3)	$282 million are eliminated in our consolidated financial statements.
Repurchased N-Star CDO bonds that are consolidated are not presented as an investment but rather are eliminated in our consolidated financial statements and, as a result, the interest and realization of any discount will generally not be recorded as income on our consolidated statements of operations under U.S. GAAP. These amounts are recorded as inter-segment revenues and expense as disclosed in Note 16. Segment Reporting in Item 1. "Financial Statements." We generate cash flow in future periods through the interest payable on these bonds, as well as realize (in cash) the discount if and when the bonds repay.
Cash Flows
Nine Months Ended September 30, 2013 Compared to September 30, 2012
Net cash provided by operating activities was $178 million for the nine months ended September 30, 2013 compared to $62 million for the nine months ended September 30, 2012. The increase was primarily due to new investment activity.
Net cash used in investing activities was $1.8 billion for the nine months ended September 30, 2013 compared to net cash provided by investing activities of $172 million for the nine months ended September 30, 2012. The decrease in net cash provided was primarily due to new investment activity.
Net cash provided by financing activities was $1.5 billion for the nine months ended September 30, 2013 compared to net cash used of $126 million for the nine months ended September 30, 2012. The primary cash inflows for the nine months ended September 30, 2013 was $1.2 billion of net new capital and $0.9 billion of net new borrowings, offset by $399 million for net repurchase/repayment of CDO bonds (utilizing restricted cash), $10 million for net swap activities and $161 million for the payment of dividends (common and preferred). The primary cash outflows for the nine months ended September 30, 2012 was $524 million for net repurchase/repayment of CDO bonds (utilizing restricted cash), $20 million for net swap activities and $74 million for the payment of dividends (common and preferred), offset by $422 million from net new capital and $84 million of net new borrowings.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 3. "Variable Interest Entities" in Item 1. "Financial Statements" for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Additionally, we have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 6. "Investments in and Advances to Unconsolidated Ventures" in Item 1. "Financial Statements" for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party and Sponsored Company Arrangements
Commission Income and Expense
Commission income represents income earned by selling equity in Sponsored Companies through NorthStar Realty Securities. Pursuant to dealer manager agreements between NorthStar Realty Securities and the Sponsored Companies, we receive selling commissions of up to 7% of gross offering proceeds raised. We reallow all selling commissions earned to participating broker-

dealers. In addition, we also receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which may be reallowed to participating broker-dealers. Commission expense represents fees to participating broker-dealers with whom we have selling agreements and commissions to employees of NorthStar Realty Securities. For the nine months ended September 30, 2013, commission expense was $47 million of which $6 million related to employees of NorthStar Realty Securities.
Advisory and Other Fees
We have agreements with each of our Sponsored Companies to manage their day-to-day affairs, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the nine months ended September 30, 2013 and 2012, we earned $17 million and $5 million of fees related to these agreements, respectively. In general, we may determine to defer fees or seek reimbursement, subject to compliance with applicable policies. From inception through September 30, 2013, we deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.
Additionally, we incur direct and indirect costs on behalf of our Sponsored Companies which are expected to be reimbursed subsequently to us. As of September 30, 2013, we had aggregate unreimbursed costs of $17 million from our Sponsored Companies. This amount is recorded as receivables, related parties on our consolidated balance sheets. For the nine months ended September 30, 2013, we received $10 million of reimbursements from our Sponsored Companies.
We earn collateral management fees from our CDOs. For the nine months ended September 30, 2013, fee income related to all of our CDO financing transactions of $13 million was eliminated as a result of the consolidation of the respective CDO financing transactions.
Sponsored Companies
We committed to purchase up to $10 million in shares of each of our Sponsored Companies common stock during the two-year period from when each offering was declared effective, in the event that distributions to its stockholders exceeds its modified funds from operations, or MFFO, as defined in accordance with the current practice guidelines issued by the Investment Program Association.
With respect to NorthStar Income, we purchased an aggregate of 507,980 shares of NorthStar Income's common stock for $4.6 million from inception of NorthStar Income through the termination of the agreement which ended on July 19, 2013.
In connection with the commitment with NorthStar Healthcare, we have purchased 225,292 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2 million. The commitment with NorthStar Healthcare ends in August 2014, unless extended by us in our discretion.
In connection with the commitment with NorthStar Income II, in September 2013, we satisfied its minimum offering amount as a result of the purchase of 222,223 shares of its common stock for $2 million. The commitment with NorthStar Income II ends in May 2015, unless extended by us in our discretion.
In 2013, we sold an $11 million first mortgage loan originated by us, to NorthStar Healthcare. Subsequent to quarter end, we sold a memory care facility acquired by the Company in 2013 to NorthStar Healthcare at cost. In the third quarter 2013, we sold a $2 million participation in a first mortgage loan originated by us, to NorthStar Income II.
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
Securitization 2013-1
In August 2013, we bifurcated three first mortgage loans with an aggregate principal amount of $142 million into senior loans of $79 million and subordinate mortgage interests of $63 million to facilitate the financing of the senior loans into Securitization 2013-1, a securitization financing transaction entered into by NorthStar Income. We transferred three senior loans at cost to Securitization 2013-1. We did not retain any interest in the senior loans and retained the subordinate mortgage interests on an unleveraged basis.

Legacy Fund
We have two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. One loan of $16 million matures in March 2014 and has a one-year extension option. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the nine months ended September 30, 2013 and 2012, we earned an aggregate $1.6 million of interest income for both periods. On September 30, 2013, we deconsolidated certain of our N-Star CDOs and as a result we no longer record these loans on our consolidated balance sheets.
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
Recent Developments
Dividends
On October 30, 2013, we declared a dividend of $0.21 per share of common stock. The common stock dividend will be paid on November 15, 2013 to stockholders of record as of the close of business on November 11, 2013. On October 30, 2013, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.53125 per share of Series D preferred stock. Dividends will be paid on all series of preferred stock on November 15, 2013, to stockholders of record as of the close of business on November 11, 2013.
Liquidation of N-Star CDO VII
In October 2013, N-Star CDO VII was liquidated by the holder of the controlling class.
Inflation
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance significantly more than inflation does. Changes in interest rates may correlate with inflation rates. Substantially all of the leases at our manufactured housing communities and multifamily properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation on our manufactured housing communities and multifamily properties.
Refer to Item 3. "Quantitative and Qualitative Disclosures About Market Risk" for additional details.

Non-GAAP Financial Measures
Cash Available for Distribution
CAD is a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of directors considers CAD in determining our quarterly cash dividends. We also believe that CAD is useful because it adjusts for a variety of non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for (reversal of) loan losses and non-cash interest income and expense items). Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interest in the Operating Partnership and the following items: depreciation and amortization items including depreciation and amortization, straight‑line rental income or expense, amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; cash flow related to N-Star CDO equity interests; accretion of unconsolidated N-Star CDO bond discounts; non-cash net interest income in consolidated N-Star CDOs; unrealized gains (losses) from the change in fair value; realized gain (loss) on investments and other; provision for (reversal of) loan losses; impairment on depreciable property; acquisition gains or losses; distributions to joint venture partners; transaction costs; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. For example, CAD has been adjusted to exclude non-recurring gain (loss) from deconsolidation of certain N-Star CDOs. These items, if applicable, include any adjustments for unconsolidated ventures.
CAD should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies, including other REITs, when calculating the same or similar supplemental financial measures and may not be comparable with these companies.
The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Net income (loss) attributable to common stockholders	$(151,027)	$(127,031)
Non-controlling interest attributable to the Operating Partnership	(6,296)	(5,184)
(Gain) loss from deconsolidation of N-Star CDOs	254,206	254,206
Subtotal	96,883	121,991

Adjustments:
Depreciation and amortization items(1)	44,701	105,682
N-Star CDO bond discounts(2)	8,963	36,965
Non-cash net interest income in consolidated N-Star CDOs	(16,959)	(44,144)
Unrealized (gain) loss from fair value adjustments	(27,944)	(15,540)
Realized gain (loss) on investments and other	(30,567)	(47,611)
Provision for (reversal of) loan losses	(11,122)	(8,786)
Distributions to joint venture partners	(303)	(806)
Other(3)	1,038	11,541
CAD	$64,690	$159,292
____________________________________________________________

(1)
The three months ended September 30, 2013 includes depreciation and amortization of $35.0 million including $1.1 million related to unconsolidated ventures, straight-line rental income of $(1.0) million, amortization of above/below market leases of $(0.4) million, amortization of deferred financing costs of $2.0 million, amortization of discount on financings and other of $5.7 million and amortization of equity based compensation of $3.4 million. The nine months ended September 30, 2013 includes depreciation and amortization of $72.7 million including $1.9 million related to unconsolidated ventures, straight-line rental income of $(1.6) million, amortization of above/below market leases of $(1.3) million, amortization of deferred financing costs of $4.9 million, amortization of discount on financings and other of $17.3 million and amortization of equity based compensation of $13.6 million.

(2)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion will be included in net income attributable to common stockholders in future reporting periods.

(3)	The three and nine months ended September 30, 2013 represents transaction costs in connection with real estate related acquisitions and includes $0.7 million related to unconsolidated ventures.
Funds from Operations and Adjusted Funds from Operations
Management believes that FFO and AFFO, each of which is a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
We calculate AFFO by subtracting from (or adding to) FFO:

•	transaction costs;

•	straight-line rental income or expense and fair value lease revenue;

•	amortization of deferred costs including intangible assets and equity-based compensation;

•	acquisition gains or losses; and

•	non-cash unrealized gains (losses).
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
Neither FFO nor AFFO is equivalent to net income determined in accordance with U.S. GAAP. Furthermore, FFO and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to net income (loss) as an indicator of our operating performance.

The following table presents a reconciliation of FFO and AFFO to income (loss) from continuing operations before non-controlling interest in our Operating Partnership for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Funds from operations:
Income (loss) from continuing operations	$(141,724)	$(151,051)	$(92,518)	$(258,109)
Non-controlling interests(1)	17	645	309	1,185
Net income (loss) before amounts attributable to non-controlling interest in Operating Partnership	(141,707)	(150,406)	(92,209)	(256,924)
Adjustments:
Preferred stock dividends	(15,591)	(6,671)	(39,925)	(17,629)
Depreciation and amortization(2)	33,649	10,530	69,895	32,903
Funds from discontinued operations	(25)	511	(81)	811
Funds from operations	(123,674)	(146,036)	(62,320)	(240,839)
Adjusted funds from operations:
Funds from operations	(123,674)	(146,036)	(62,320)	(240,839)
Transaction costs(3)	1,038	—	11,541	2,433
Straight-line rental income, net(4)	(989)	(485)	(1,600)	(1,323)
Amortization of deferred financing costs	1,964	536	4,930	2,196
Amortization of above/below market leases(5)	(413)	(374)	(1,299)	(946)
Amortization of equity-based compensation	3,420	2,891	13,615	10,049
Unrealized (gain) loss from fair value adjustments	(27,944)	183,467	(15,540)	351,812
(Gain) loss from deconsolidation of N-Star CDOs	254,206	—	254,206	—
Adjusted funds from operations	$107,608	$39,999	$203,533	$123,382
____________________________________________________________

(1)	Amount excludes amounts attributable to non-controlling limited partner interest in our Operating Partnership.

(2)
The three months ended September 30, 2013 and 2012 includes $1.1 million and $0.2 million, respectively, of depreciation and amortization expense of unconsolidated ventures. The nine months ended September 30, 2013 and 2012 includes $1.9 million and $0.6 million, respectively, of depreciation and amortization expense of unconsolidated ventures.

(3)	The three and nine months ended September 30, 2013 includes $0.7 million of transaction costs related to unconsolidated ventures.

(4)
The three months ended September 30, 2012 includes $0.3 million of straight-line rent expense from unconsolidated ventures. The nine months ended September 30, 2013 and 2012 includes $0.5 million and $0.8 million, respectively, of straight-line rent expense from unconsolidated ventures.

(5)	Includes immaterial amounts of amortization of above/below market leases of unconsolidated ventures.

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
Our CRE debt and securities investments bear interest at either a floating or fixed rate. The interest rate on our floating-rate assets is a fixed spread over an index such as LIBOR and typically reprices every 30 days based on LIBOR in effect at the time. Given the frequent and periodic repricing of our floating-rate assets, changes in benchmark interest rates are unlikely to materially affect the value of our floating-rate portfolio. Changes in short-term rates will, however, affect income from these investments. However, some of our non-legacy CRE debt originations have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors.
Our general financing strategy has focused on the use of "match-funded" structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of September 30, 2013, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in a decrease in net interest income of approximately $2 million. The same hypothetical 100 basis point increase in one-month LIBOR applied to our current floating-rate assets and liabilities (including derivatives), excluding LIBOR caps and floors that mature in the next nine months, would result in an increase in net interest income of approximately $3 million.
Changes in interest rates could affect the value of our fixed-rate CRE debt and securities investments and our real estate investments. For example, increasing interest rates could result in a higher required yield on investments, which could decrease the value on existing fixed-rate investments in order to adjust their yields to current market levels. In addition, the value of our real estate properties may be influenced by changes in interest rates and credit spreads (as discussed below) because value is typically derived by discounting expected future cash flow generated by the property using interest rates (such as the 10-year U.S. Treasury Note yield) plus a risk premium based on the property type and creditworthiness of the tenants/operators. Lower risk-free rates generally result in lower discount rates and, therefore, higher valuations, and vice versa; however, increases in the risk-free rates would not impact our net interest income.
Changes in interest rates and credit spreads may also impact our net book value as almost all of our investments in CRE securities are marked-to-market each quarter with any change in fair value reflected in unrealized gains (losses). Generally, as interest rates increase, the value of fixed-rate securities within our CDO financing transaction, such as CMBS, decreases and as interest rates decrease, the value of these securities will increase. Conversely, we mark all of our CDO bonds payable and all related interest rate swaps to market which may cause a partial offset to the income and balance sheet impact of marking our CRE securities to market. Additionally, changes in unrealized gains (losses) do not directly affect our operating cash flow or our ability to pay a dividend to stockholders. Any change in fair value of our CRE securities investments could impact our ability to realize gains on such securities.
We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of September 30, 2013, our counterparties do not hold any cash margin as collateral against our swap contracts. As of September 30, 2013, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period. During the nine months ended September 30, 2013, we recorded $30 million of unrealized gains from derivatives from fair value adjustments.

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
We are subject to the credit risk of the corporate lessee of our net lease properties and the operators of our healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant/operator's business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator's core business operations. Where appropriate, we may seek to augment the tenant/operator's commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, approximately 58% of our tenant/operator revenues are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.
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
3.1
Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-11 (File No. 333-114675))

3.2
Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

3.3
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated September 14, 2006)

3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated February 7, 2007)

3.5
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.6
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on March 19, 2012)

3.7
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share and 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 13, 2012)

3.8
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.'s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on July 13, 2012)

3.9
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.875% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated October 5, 2012)

3.10
Articles Supplementary Classifying NorthStar Realty Finance Corp.'s 8.500% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form 8-A, dated April 5, 2013)

4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-146679))

4.2
Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on June 22, 2007)

4.3
Registration Rights Agreement relating to the 11.50% Exchangeable Senior Notes due 2013 of NRFC NNN Holdings, LLC, dated May 28, 2008 (incorporated by reference to Exhibit 4.2 to NorthStar Realty Finance Corp.'s Registration Statement on Form S-3 (File No. 333-152545))

4.4
Indenture dated as of May 28, 2008, among NRFC NNN Holdings, LLC, as Issuer, NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership, and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed on May 28, 2008)

4.5
Registration Rights Agreement relating to the 7.50% Exchangeable Senior Notes due 2031 of NorthStar Realty Finance Limited Partnership dated as of March 9, 2011, (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 9, 2011)

4.6
Indenture dated as of March 9, 2011, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed March 9, 2011)

4.7
Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 12, 2012)

4.8
Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 12, 2012)

4.9
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 19, 2013)

4.10
Indenture, dated as of June 19, 2013, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.'s Current Report on Form 8-K filed June 19, 2013)

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
Second Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.'s Definitive Proxy Statement on Schedule 14A filed April 19, 2013)

10.36
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

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

101	*
The following materials from the NorthStar Realty Finance Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012; (ii) Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Equity (unaudited) as of September 30, 2013 and December 31, 2012; (v) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements (unaudited)

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	November 6, 2013	By:	/s/ DAVID T. HAMAMOTO
David T. Hamamoto Chief Executive Officer

		By:	/s/ DEBRA A. HESS
Debra A. Hess Chief Financial Officer