Form 10-K
period 2013-12-31
NORTHSTAR REALTY FINANCE CORP.
filed 2014-02-28
CIK 1273801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(212) 547-2600
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.75% Series A Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.25% Series B Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.875% Series C Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Preferred Stock, 8.50% Series D Cumulative Redeemable, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, was $1,616,327,094. As of February 26, 2014, the registrant had issued and outstanding 326,552,271 shares of common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2013 are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NORTHSTAR REALTY FINANCE CORP.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “believe,” “could,” “project,” “predict,” “continue,” “future” or other similar words or expressions. Forward-looking statements are not guarantees of performance and are based on certain assumptions, discuss future expectations, describe plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Such statements include, but are not limited to, those relating to the operating performance of our investments, our financing needs, the effects of our current strategies and investment activities, our ability to grow our asset management business, our ability to manage our collateralized debt obligations, or CDOs, and our ability to raise and effectively deploy capital. Our ability to predict results or the actual effect of plans or strategies is inherently uncertain, particularly given the economic environment. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements and you should not unduly rely on these statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from those forward-looking statements. These factors include, but are not limited to:

•	adverse economic conditions and the impact on the commercial real estate industry;

•	access to debt and equity capital and our liquidity;

•	our use of leverage;

•	our ability to obtain mortgage financing on our real estate portfolio;

•	the effect of economic conditions on the valuation of our investments;

•	our ability to source and close on attractive investment opportunities;

•	the spin-off of our asset management business may not have the full or any strategic and financial benefits that we expect or such benefits may be delayed or may not materialize at all;

•
our ability to enter into a long-term management contract with an affiliate of NorthStar Asset Management Group Inc., or NSAM, as our manager, and the resulting effects of becoming an externally managed company, including the payment of substantial fees to our manager, the allocation of investments by our manager among us and the manager’s other managed companies, and various conflicts of interest in our relationship with NSAM;

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

•
the impact of economic conditions on the tenants/operators of the real property that we own as well as on the borrowers of the commercial real estate debt we originate and acquire and the commercial mortgage loans underlying the commercial mortgage backed securities in which we invest;

•	tenant/operator or borrower defaults or bankruptcy;

•	illiquidity of properties in our portfolio;

•
our ability to realize the value of the bonds and equity we purchased and/or retained in our CDO financing transactions and other securitization financing transactions and our ability to complete securitization financing transactions on terms that are acceptable to us, if at all;

•	our ability to meet various coverage tests with respect to our CDO financing transactions;

•	our ability to realize current and expected return over the life of our investments;

•	any failure in our due diligence to identify all relevant facts in our underwriting process or otherwise;

•	credit rating downgrades;

•	our ability to manage our costs in line with our expectations and the impact on our cash available for distribution;

•	environmental compliance costs and liabilities;

•	effect of regulatory actions, litigation and contractual claims against us and our affiliates, including the potential settlement and litigation of such claims;

•	competition for investment opportunities;

•	our ability to enter into a definitive agreement and close on the recently announced term sheet to acquire a $1.05 billion healthcare real estate portfolio on the terms contemplated or at all;

•
the possibility that the net asset value of interests in certain real estate private equity funds we acquired do not necessarily reflect the fair value of such fund interests or that the actual amount of our future capital commitments underlying such fund interests varies materially from our expectations;

•	regulatory requirements with respect to our business and the related cost of compliance;

•	changes in laws or regulations governing various aspects of our business;

•	the loss of our exemption from the definition of an “investment company” under the Investment Company Act of 1940, as amended;

•	competition for qualified personnel and our ability to retain key personnel;

•	the effectiveness of our portfolio management techniques and strategies;

•	failure to maintain effective internal controls; and

•	compliance with the rules governing real estate investment trusts.
The foregoing list of factors is not exhaustive. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof and we are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.
Factors that could have a material adverse effect on our operations and future prospects are set forth in “Risk Factors” in this Annual Report on Form 10-K beginning on page 18. The factors set forth in the Risk Factors section could cause our actual results to differ significantly from those contained in any forward-looking statement contained in this report.

PART I
Item 1. Business
References to “we,” “us” or “our” refer to NorthStar Realty Finance Corp. and its subsidiaries unless context specifically requires otherwise.
Overview
We are a diversified commercial real estate, or CRE, investment and asset management company. We invest in multiple asset classes across commercial real estate that we expect will generate attractive risk-adjusted returns. Our investments may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. The term commercial real estate refers to all commercial property types, including but not limited to office, multifamily, hotel, retail, industrial, healthcare and manufactured housing. Our asset management business is focused on raising and managing capital on a fee basis from alternative sources, which currently includes non-traded real estate investment trusts, or REITs, and sponsoring other companies through joint ventures and partnerships, such as our recent strategic transaction with RXR Realty, LLC, or RXR Realty, a leading New York real estate operating and investment management company and our healthcare partnership, as discussed below. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and growth of our asset management business and in turn build long-term franchise value. We completed our initial public offering in October 2004 and our stock is traded on the New York Stock Exchange, or NYSE, under the symbol “NRF.” We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.
Significant Developments
Proposed Spin-off of Asset Management Business
On December 10, 2013, we announced that our board of directors unanimously approved a plan to spin-off our asset management business into a separate publicly-traded company in the form of a tax-free distribution. In connection with the spin-off, we formed NorthStar Asset Management Group Inc., or NSAM. We will be externally managed by NSAM through a management contract with an initial term of 20 years. NSAM will also manage our sponsored non-traded REITs: NorthStar Real Estate Income Trust, Inc., or NorthStar Income, NorthStar Healthcare Income, Inc., or NorthStar Healthcare, and NorthStar Real Estate Income II, Inc., or NorthStar Income II, collectively our Sponsored Companies. In addition, NSAM will own NorthStar Realty Securities, LLC, or NorthStar Securities, our captive broker-dealer platform and perform other asset management-related services. The entities that manage our Sponsored Companies will become subsidiaries of NSAM as part of the spin-off. NSAM will be led by our current management team, which has a proven track record of managing and growing both our company and our Sponsored Companies. Following the spin-off, we will retain our loan origination business and the employees engaged in such business. The spin-off is expected to be completed in the second quarter of 2014 and we expect shares of NSAM common stock to be listed on the NYSE. In February 2014, NSAM filed a Registration Statement on Form 10 with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to register shares of NSAM common stock. The information statement, which forms a part of the Registration Statement on Form 10, discloses that upon the consummation of the spin-off, holders of record of our common stock as of the close of business on the relevant record date will receive one share of NSAM common stock for every one share of our common stock held. The information statement also discloses that in connection with and immediately prior to the consummation of the spin-off, we expect to effect a 1-for-2 reverse stock split of our common stock.
We describe in this Annual Report on Form 10-K our asset management business as it exists as of the date of this report. We expect to contribute our asset management business to NSAM subsequent to the completion of the spin-off. NSAM is a newly-formed entity that will not have conducted any separate operations prior to the spin-off and some of the actions necessary to transfer our assets and liabilities to NSAM have not occurred but will occur prior to the effectiveness of the spin-off.
Capital and Investing Activity
In 2013, we issued aggregate net capital of $1.9 billion, including $1.4 billion from the issuance of common equity, $193 million from the issuance of preferred stock and $335 million from the issuance of exchangeable senior notes.
We made the following significant investments in 2013:

•	PE Investments
We completed the closing of three portfolios of limited partnership interests in real estate funds managed by institutional-quality sponsors, with a total of $675 million of invested equity in approximately 80 private equity funds that in the aggregate represent an investment in a diversified portfolio of real estate related assets.

•	Manufactured Housing
We acquired portfolios of manufactured housing communities comprised of 83 communities totaling approximately

21,000 pad rental sites and 2,800 associated manufactured homes located throughout the United States for an aggregate purchase price of $1.2 billion.

•	RXR Investment
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate operating and investment management company focused on high-quality real estate investments in the New York Tri-State area. Our $337 million investment, or the RXR Investment, includes a combination of corporate debt, preferred equity and an approximate 30% equity interest, or the RXR Equity Interest.

•	Loan Origination
During 2013, we originated and/or acquired 18 CRE debt investments with a $473 million aggregate principal amount, excluding the loans originated in connection with the RXR Investment described above.

•	Other Real Estate Acquisitions
We acquired 12 multifamily properties comprised of approximately 4,500 rental units in six states for an aggregate purchase price of $375 million and 11 assisted living facilities in Minnesota for an aggregate purchase price of $53 million. In addition, in February 2014, we entered into a term sheet to acquire a $1.05 billion healthcare real estate portfolio comprised of over 8,500 beds across 43 senior housing facilities and 37 skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. There is no assurance we will be able to enter into a definitive agreement to acquire this portfolio or close the transaction on the terms anticipated, or at all.
Refer to “Our Investments” below for further discussion of our investments.
Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. (NYSE: HCP), focused on expanding our healthcare business into a preeminent healthcare platform. In connection with the partnership, Mr. Flaherty will oversee and seek to grow both our healthcare real estate portfolio and the portfolio of our healthcare focused non-traded REIT, NorthStar Healthcare. In addition, the partnership is expected to focus on raising institutional capital for funds expected to be managed by NSAM.
Sponsored Companies
Our current asset management business is focused on raising capital for our Sponsored Companies through NorthStar Securities, our broker-dealer subsidiary. Our first Sponsored Company, NorthStar Income, a CRE debt-oriented non-traded REIT, successfully completed its public offering on July 1, 2013 by raising $1.1 billion of capital. Inception to date, NorthStar Income has invested substantially all of its offering proceeds.
We are currently raising capital for our second Sponsored Company, NorthStar Healthcare, a healthcare debt and equity focused non-traded REIT, which has a maximum offering amount of $1.1 billion and our third Sponsored Company, NorthStar Income II, our second CRE debt-oriented non-traded REIT, which has a maximum offering amount of $1.65 billion. From inception through February 26, 2014, NorthStar Healthcare raised approximately $167 million of capital and NorthStar Income II raised approximately $57 million of capital. NorthStar Healthcare and NorthStar Income II picked up momentum in raising capital in 2013, following the execution of a number of selling agreements in June 2013 and October 2013, respectively. The pace at which we have been able to execute selling agreements and therefore raise capital for NorthStar Healthcare and NorthStar Income II has been greater compared to our first non-traded REIT, NorthStar Income. With regard to NorthStar Income II, we believe our ability to obtain selling agreements, and in turn raise capital at a strong pace, has been driven by the success and similar business to NorthStar Income.
In addition, in 2013 we have been actively investing capital on behalf of our Sponsored Companies, including the acquisition of $449 million in real estate investments, $740 million principal amount of CRE debt and $74 million in CRE securities. Refer to “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Strategy” for a discussion of investments made on behalf of our Sponsored Companies.

Our Investments
The following table presents our assets under management as of December 31, 2013 (dollars in thousands):

	Amount(1)(2)%
Real Estate
Manufactured housing communities	$1,487,530	14.0%
Private equity fund investments	873,968	8.2%
Healthcare	578,344	5.4%
Net lease	401,361	3.8%
Multifamily	367,040	3.5%
RXR Equity Interest	84,134	0.8%
Total real estate	3,792,377	35.7%
CRE Debt
First mortgage loans	441,750	4.2%
Mezzanine loans	109,215	1.0%
Subordinate interests(3)	246,652	2.3%
Term loans(3)	230,343	2.2%
Subtotal	1,027,960	9.7%
CRE debt of consolidated N-Star CDOs	57,320	0.5%
Other(4)	44,674	0.4%
Total CRE debt	1,129,954	10.6%
Asset Management(5)
NorthStar Income	1,831,104	17.2%
NorthStar Healthcare	115,839	1.1%
NorthStar Income II	25,326	0.2%
Total asset management	1,972,269	18.5%
CRE Securities
N-Star CDO bonds	481,386	4.5%
N-Star CDO equity	158,274	1.5%
Other securities	98,650	1.0%
CRE securities of N-Star CDOs	1,352,416	12.7%
Total CRE securities	2,090,726	19.7%
Subtotal	8,985,326	84.5%
Assets underlying deconsolidated CRE Debt CDOs(6)	1,647,318	15.5%
Grand total	$10,632,644	100.0%
____________________________________________________________

(1)	Includes assets of deconsolidated collateralized debt obligations, or CDOs, referred to as N-Star CDOs.

(2)
Based on cost for real estate investments which includes net purchase price allocation related to net intangibles and other assets and liabilities, fair value for our investments (directly or indirectly in joint ventures) owning limited partnership interests in real estate private equity funds, or PE Investments, and includes the deferred purchase price for PE Investment II, principal amount for our CRE debt and securities investments and fair value for N-Star CDO equity.

(3)	The RXR Investment includes $150 million of corporate debt and $25 million revolver reported in term loans and $100 million preferred equity reported in subordinate interests.

(4)	Primarily relates to certain CRE debt investments accounted for as joint ventures.

(5)	Based on consolidated total assets.

(6)	Based on the respective remittance report issued on date nearest to December 31, 2013. This amount excludes $640 million of aggregate N-Star CDO equity and N-Star CDO bonds included in CRE securities.
We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide attractive risk-adjusted returns. As a result, we pursue opportunistic investments across all our business lines including CRE equity and debt investments. Examples of opportunistic investments include PE Investments, strategic joint ventures and repurchasing our CDO bonds at a discount to their principal amount.
For financial information regarding our reportable segments, refer to Note 18. “Segment Reporting,” in our accompanying consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Underwriting Process
We use a rigorous investment and underwriting process that has been developed and utilized by our senior management team leveraging their extensive commercial real estate expertise over many years and real estate cycles which focuses on some or all of the following factors designed to ensure each investment is being evaluated appropriately: (i) macroeconomic conditions that may influence operating performance; (ii) fundamental analysis of underlying real estate, including tenant rosters, lease terms, zoning, necessary licensing, operating costs and the asset’s overall competitive position in its market; (iii) real estate market factors that may influence the economic performance of the investment, including leasing conditions and overall competition; (iv) the operating expertise and financial strength and reputation of a borrower, operator or partner; (v) the cash flow in place and projected to be in place over the term of the investment and potential return; (vi) the appropriateness of the business plan and estimated costs associated with tenant buildout, repositioning or capital improvements; (vii) an internal and third-party valuation of a property, investment basis relative to the competitive set and the ability to liquidate an investment through a sale or refinancing; (viii) review of third-party reports including appraisals, engineering and environmental reports; (ix) physical inspections of properties and markets; (x) the overall legal structure of the investment, contractual implications and the lenders’ rights; and (xi) the tax and accounting impact.
Real Estate
Overview
As part of our real estate strategy, we explore a variety of real estate investments. Opportunities to purchase real estate in 2013 were bolstered by attractive long-term, non-recourse, non mark-to-market financing available through the commercial mortgage backed securities, or CMBS, and agency financing markets. Our portfolio is currently comprised of manufactured housing communities, healthcare, net lease and multifamily properties, other opportunistic real estate investments such as indirect interests in real estate through real estate private equity funds and strategic arrangements and partnerships, such as our recent strategic transaction with RXR Realty and our healthcare partnership.
Our Portfolio
As of December 31, 2013, $3.8 billion, or 35.7%, of our assets under management were invested directly in real estate properties and indirectly through our PE Investments and our RXR Equity Interest.

The following table presents our direct investments in real estate properties as of December 31, 2013 (dollars in thousands):

Type	Number	Amount(1)%		Net Cash Flow(2)
Manufactured housing communities	119	$1,487,530	52.4%	$100,173

Healthcare
Assisted living facilities	52	351,189	12.4%	25,783
Skilled nursing facilities	29	187,644	6.6%	19,115
Independent living facilities	5	34,613	1.2%	2,108
Medical office building	1	4,898	0.2%	390
Subtotal	87	578,344	20.4%	47,396

Net lease(3)
Office	15	310,605	11.0%	24,966
Retail	10	64,503	2.3%	5,409
Industrial	1	26,253	0.9%	1,945
Subtotal	26	401,361	14.2%	32,320

Multifamily(4)	12	367,040	13.0%	23,574
Total	244	$2,834,275	100.0%	$203,463
___________________________________________________________

(1)
Represents cost, which includes net purchase price allocation of $94 million related to net intangibles and other assets and liabilities. Additionally, includes $69 million of manufactured homes, $35 million of notes receivable and $39 million of escrows and other assets.

(2)
For healthcare and net lease properties, represents contractual rent less operating expenses, excluding the effects of straight-line rent, annualized based on fourth quarter 2013 amounts. For manufactured housing and multifamily properties, represents trailing twelve month actual rent less operating expenses for properties owned for the full year 2013 and annualized actual from acquisition date through December 31, 2013 for properties owned for less than twelve months. Manufactured housing also includes rent from pad sites and homes and interest from seller financing.

(3)	Includes our interest in a joint venture that owns a net lease property of $27 million, which generated $2 million of net cash flow.

(4)
The multifamily portfolio represents the entire property in joint ventures that are consolidated, which includes an aggregate $26 million of joint venture partner interests. Also includes our interest in an unconsolidated joint venture that owns a multifamily property of $36 million, which generated $2 million of net cash flow.

Manufactured Housing Communities
Our manufactured housing portfolio consists of communities that lease pad rental sites for placement of factory built homes and includes an inventory of manufactured homes. As of December 31, 2013, $1.5 billion, or 14.0%, of our assets under management were invested in manufactured housing communities. Our aggregate portfolio includes 119 communities in 11 states totaling approximately 28,000 pad rental sites. The aggregate portfolio also consists of approximately 3,400 homes on the sites with the remaining homes owned by the respective tenants. As of December 31, 2013, our manufactured housing communities were 87% occupied. The manufactured housing industry has traditionally demonstrated low cash flow volatility and steady annual rent increases, although there is no assurance that will continue to be the case.

The following presents a summary of our manufactured housing communities portfolio (dollars in millions):

	Total Portfolio	Net Cash Flow By Geographic Location
Number of communities	119
Number of pad rental sites	27,722
Net cash flow(1)	$100
Cost basis(2)	$1,488
Net cash flow related to:
Pad rental sites	91.0%
Other	9.0%
Weighted average occupancy	87.0%
___________________________________________________________

(1)
Based on trailing twelve month actual rent less operating expenses for communities owned for the full year 2013 and annualized actual from acquisition date through December 31, 2013 for communities owned for less than twelve months. Also includes rent from pad sites and homes and interest from seller financing.

(2)	Excludes pre-funded capital expenditures and our joint venture partner’s subordinate capital.
PE Investments
Our PE Investments own limited partnership interests in real estate private equity funds managed by institutional-quality sponsors, which we refer to as fund interests. As of December 31, 2013, $874 million, or 8.2%, of our assets under management were invested in PE Investments. We elected the fair value option for PE Investments. As a result, we record equity in earnings that approximates a level yield based on the change in fair value for our share of the projected future cash flow from one period to another.
The following table presents our indirect investment in real estate through PE Investments as of December 31, 2013 (dollars in thousands):

	Portfolios	Amount(1)%
PE Investment I	1	$226,336	25.9%
PE Investment II	1	576,854	66.0%
PE Investment III	1	70,778	8.1%
Total	3	$873,968	100.0%
___________________________________________________________

(1)	Represents fair value and includes the deferred purchase price for PE Investment II.
PE Investment I
On February 15, 2013, we completed the initial closing of our first joint venture that owns limited partnership interests in real estate funds, or PE Investment I. We, together with NorthStar Income, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported net asset value, or NAV, of approximately $802 million as of June 30, 2012. We, together with NorthStar Income, have an ownership interest in PE Investment I of 51%, of which we own 70.5% and NorthStar Income owns 29.5%.
PE Investment I received all cash distributions from June 30, 2012 through the closing of each fund interest and was obligated to fund all capital contributions from June 30, 2012.
PE Investment II
On July 3, 2013, we completed the initial closing of our second joint venture that owns limited partnership interests in real estate private equity funds, or PE Investment II. We, NorthStar Income and the funds managed by Goldman Sachs Asset Management, or the Vintage Funds, entered into an agreement to acquire limited partnership interests in real estate private equity funds with an aggregate reported NAV of approximately $916 million as of September 30, 2012. We, NorthStar Income and the Vintage Funds each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively.
PE Investment II paid $505 million to the seller for all of the fund interests, or 55% of the September 30, 2012 NAV, or the Initial Amount, and will pay the remaining $411 million, or 45% of the September 30, 2012 NAV, or the Deferred Amount, by the fourth year after the first day of the fiscal quarter following the closing date. We funded all of our proportionate share of the Initial Amount at the initial closing. Our share of the Initial Amount and the Deferred Amount represents $354 million and $288 million, respectively.
PE Investment II received all cash distributions from September 30, 2012 through the closing of each fund interest and is obligated to fund all capital contributions from September 30, 2012.
PE Investment III
On December 31, 2013, we acquired our third portfolio of limited partnership interests in real estate private equity funds, or PE Investment III, with an aggregate reported NAV of approximately $80 million as of June 30, 2013. We have a 100% ownership interest in PE Investment III.
PE Investment III paid $40 million to the seller for all of the fund interests, or 50% of the June 30, 2013 NAV, and will pay the remaining $40 million, or 50% of the June 30, 2013 NAV, by December 31, 2015 to two third parties. PE Investment III received all cash distributions and funded all capital contributions from June 30, 2013 through the closing.
Summary of PE Investments
The following tables present a summary of our PE Investments (dollars in millions):

PE Investment(1)	Number of Funds	Number of General Partners	Initial NAV	Closing NAV as a Percentage of Cost (2)	Reported NAV Growth (3)	Underlying Assets, at Cost	Implied Leverage (4)	Expected Future Contributions (5)
PE Investment I	49	26	$802.4	66.2%	15.0%	$26,400	50.6%	$17
PE Investment II	24	15	$916.2	73.5%	8.6%	$26,200	34.3%	$26
PE Investment III	8	4	$80.3	119.0%	3.4%	$3,600	48.1%	$2
____________________________________________________________

(1)	Based on financial data reported by the underlying funds as of September 30, 2013, except as otherwise noted.

(2)	Net cost represents total funded capital less distributions received. For PE Investment I, excludes any distributions in excess of contributions for funds, which represented 4% of reported NAV.

(3)
The reported NAV growth for PE Investment I and II is measured from the agreed upon reported NAV at date of acquisition, or Initial NAV. The reported NAV growth for PE Investment III is annualized based on one quarter of reported income from the Initial NAV.

(4)	Represents implied leverage for funds with investment-level financing, calculated as the underlying borrowing divided by assets at fair value.

(5)	Represents the amount of expected future contributions to funds as of December 31, 2013.

	Our Proportionate Share of PE Investments
	Income	Return of Capital	Total Distributions (3)	Contributions	Net
PE Investment I
Quarter ended December 31, 2013	$16.4	$39.2	$55.6	$2.1	$53.5
February 15, 2013 to December 31, 2013 (1)	$53.7	$76.5	$130.2	$20.8	$109.4

PE Investment II
Quarter ended December 31, 2013	$13.9	$76.0	$89.9	$7.2	$82.7
July 3, 2013 to December 31, 2013 (1)	$28.9	$76.0	$104.9	$11.6	$93.3

PE Investment III (2)
On December 31, 2013(1)	N/A	$9.0	$9.0	$0.3	$8.7
_______________________________________________________

(1)	Represents activity from the respective initial closing date through December 31, 2013.

(2)
PE Investment III closed on December 31, 2013, and as a result, did not earn any income for the quarter and period ended December 31, 2013. PE Investment III received all cash distributions and funded all capital contributions from June 30, 2013 through the closing.

(3)	Net of a $6 million reserve for taxes in the aggregate for all PE Investments.

The following presents the underlying fund interests in our PE Investments by investment type and geographic location based on NAV as of September 30, 2013:

PE Investments by Underlying Investment Type(1)	PE Investments by Underlying Geographic Location(1)

____________________________________________________________

(1)	Based on individual fund financial statements.
Healthcare Properties
Our healthcare properties are typically net leased to third-party healthcare operators, with a focus on the mid-acuity senior housing sector which includes assisted living, skilled nursing and independent living facilities, which we believe have the most advantageous underlying demographic trends and fundamentals. As of December 31, 2013, $578 million, or 5.4%, of our assets under management were invested in healthcare properties, comprised of 52 assisted living facilities (ALF), 29 skilled nursing facilities (SNF), five independent living facilities (ILF) and one medical office building (MOB). As of December 31, 2013, our healthcare portfolio was 100% leased to third-party operators, with a weighted average lease coverage of 1.1x and a 6.7 year weighted average remaining lease term. The following presents our healthcare portfolio’s diversity across property type and geographic location:

Healthcare by Property Type(1)	Healthcare by Geographic Location(2)

___________________________________

(1)	Based on purchase price, or cost.

(2)	Based on number of beds.
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. (NYSE: HCP) (herein referred to as Healthcare Strategic Partnership) focused on expanding our healthcare business into a preeminent healthcare platform. In connection with the partnership, Mr. Flaherty will oversee and seek to grow our healthcare real estate portfolio and the portfolio of our healthcare focused non-traded REIT, NorthStar Healthcare. In addition, the partnership is expected to focus on raising institutional capital for funds expected to be managed by NSAM. NSAM will be entitled to 100% of any asset management fees earned by the partnership or any healthcare real estate entity it manages.

The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by us and NorthStar Healthcare (herein collectively referred to as Healthcare Balance Sheet Promote) and from new investments in future funds or companies (herein referred to as Healthcare Fund Promote). The Healthcare Strategic Partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future sponsored healthcare non-traded REITs (herein collectively referred to as Healthcare NTR Promote).
NSAM is entitled to two-thirds of any Healthcare Balance Sheet Promote and Healthcare NTR Promote; one-half of any Healthcare Fund Promote and 100% of any asset management fees earned by the Healthcare Strategic Partnership or any healthcare real estate entity managed by NSAM.
Net Lease Properties
Our real estate that is net leased to corporate tenants is primarily comprised of office, industrial and retail properties. These net lease properties are typically leased to a single tenant who agrees to pay basic rent, plus all taxes, insurance, capital and operating expenses arising from the use of the leased property generally leaving us, as owner, with minimal ongoing operational or expense obligations. We may also invest in properties that are leased to tenants for which we are responsible for some of the operating expenses and capital costs. At the end of the lease term, the tenant typically has a right to renew the lease at market rates or to vacate the property with no further ongoing obligation.
As of December 31, 2013, $401 million, or 3.8%, of our total assets under management were invested in 26 net lease properties, including one property with three buildings owned through an unconsolidated joint venture. As of December 31, 2013, our net lease properties are comprised of office, retail and industrial properties totaling 3.2 million square feet and were 97% leased with a 4.8 year weighted average remaining lease term.
The following presents our net lease portfolio’s diversity across property type and geographic location based on cost:

Net Lease by Property Type	Net Lease by Geographic Location

Multifamily Properties
Our multifamily portfolio primarily focuses on properties located in suburban markets that are best suited to capture the formation of new households. As of December 31, 2013, $367 million, or 3.5%, of our assets under management were invested in multifamily properties, including one property owned through an unconsolidated joint venture. As of December 31, 2013, our portfolio includes 12 properties in six states totaling approximately 4,500 rental units that were 92% occupied.

The following presents our multifamily portfolio’s diversity across geographic location based on cost:

Multifamily by Geographic Location

RXR Investment
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate operating and investment management company focused on high-quality real estate investments in the New York Tri-State area. The RXR Investment includes a combination of corporate debt, preferred equity and an approximate 30% equity interest. As part of the investment, we also announced we expect to co-sponsor a non-traded REIT with RXR Realty focused on commercial real estate in the New York Tri-State area.
In connection with the spin-off, the RXR Equity Interest is structured so that NSAM will be entitled to a base management fee equal to the greater of: (a) $10 million or (b) for the applicable quarter, the portion of distributable cash flow from the RXR Equity Interest related to the asset management business, calculated based on the percentage of the gross revenues from RXR Realty’s asset management business over their total gross revenues for the applicable period. In addition, any co-sponsored non-traded REIT between us and RXR Realty will be managed by NSAM and NSAM will be entitled to certain fees earned from such non-traded REIT.
Commercial Real Estate Debt
Overview
As part of our CRE debt business, we are focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial real estate, including first mortgage loans, subordinate interests, mezzanine loans, credit tenant loans and other loans, including preferred equity interests in borrowers who own such properties. The collateral underlying our CRE debt investments consists primarily of income-producing real estate assets, properties that require some capital investment to increase cash flow or assets undergoing repositionings or conversions. We generally hold these instruments for investment, however, from time-to-time, we may syndicate or sell portions of loans to seek to maximize risk-adjusted returns, manage credit exposure and generate liquidity.
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
We believe the supply/demand imbalance driven by the large amount of maturing CRE loans creates an opportunity for us. Even with some increased supply by lenders, demand for debt capital is allowing investors with capital and real estate expertise, such as us, the opportunity to make investments with attractive risk/return profiles.
We believe we have built a franchise with a reputation for providing capital to high-quality real estate owners who want a responsive and flexible balance sheet lender. Given that we are a lender who generally retains control of the loans we originate, we are able to maintain flexibility in how we structure loans to meet the needs of our borrowers. Typical CMBS and other capital markets driven lenders generally cannot provide these types of loans due to constraints within their funding structures and because of their requirement to sell the entire loan to third parties and relinquish all control. Even when we finance our investments through securitizations, we maintain a significant capital investment in our loans and as a result, continue to maintain control and influence over such loans. Our centralized investment organization has enabled senior management to review potential new loans early in the origination process which, unlike many large institutional lenders with several levels of approval required to commit to a loan, allows us to respond quickly and provide a high degree of certainty to our borrowers that we would close a loan on terms substantially similar to those initially proposed. We believe that this level of service has enhanced our reputation in the marketplace. In addition, we believe the early and active role of senior management in our portfolio management process has been key to maximizing recoveries of invested capital from our investments and our ability to be responsive to changing market conditions.
Our Portfolio
As of December 31, 2013, $1.0 billion, or 9.7%, of assets under management were invested in CRE debt, excluding CRE debt financed in consolidated N-Star CDOs and other CRE debt accounted for as joint ventures. This portfolio consists of 33 loans with an average investment size of $31 million and weighted average extended maturity of 5.1 years. We directly originated approximately 89% of our current portfolio of CRE debt investments. The following table presents a summary of our CRE debt investments as of December 31, 2013 (dollars in thousands):

					Weighted Average(4)			Floating Rate as % of Principal Amount(4)
	Number(1)	Principal Amount(2)	Carrying Value	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR	Yield
Asset Type:
First mortgage loans	15	$441,750	$407,202	43.0%	10.98%	6.59%	9.90%	90.2%
Mezzanine loans	6	109,215	107,116	10.6%	13.96%	12.09%	12.97%	74.2%
Subordinate interests	8	246,652	253,113	24.0%	12.41%	12.33%	12.77%	33.3%
Term loans	4	230,343	219,349	22.4%	12.45%	—	12.96%	—
Total/Weighted average(2)	33	$1,027,960	$986,780	100.0%	12.36%	8.04%	11.58%	53.8%
___________________________________

(1)	Excludes amounts related to joint ventures and CRE debt underlying our CDOs.

(2)	Term loans includes one revolver of $25 million, of which $3.5 million is outstanding as of December 31, 2013.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $133 million for securitization financing transactions and $109 million for credit facilities. The remainder is unleveraged.

(4)	Based on principal amount.

(5)	Excludes three CRE debt investments with an aggregate principal amount of $37 million that were originated prior to 2008.
The following presents our $1.0 billion CRE debt portfolio’s diversity across property type and geographic location based on principal amount:

Debt Investments by Property Type	Debt Investments by Geographic Location

Asset Management
Our asset management business is primarily focused on providing asset management and other services to our current Sponsored Companies. In connection with our current public Sponsored Companies, we manage the day-to-day operations including identifying, originating, acquiring and managing assets on their behalf and earn asset management and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. We currently manage NorthStar Income, NorthStar Healthcare and NorthStar Income II.
NorthStar Securities sells equity in our Sponsored Companies and is currently raising equity capital for NorthStar Healthcare and NorthStar Income II. We expect that NorthStar Securities will assist NSAM in the future in accessing diverse sources of capital for other companies that may be sponsored and managed by us or NSAM.

The following table presents a summary of our Sponsored Companies (dollars in millions):

Sponsored Company	Primary Strategy	Offering Amount	Total Equity Raised(1)
NorthStar Income(2)	CRE Debt	$1,100	$1,153
NorthStar Healthcare(3)	Healthcare Debt and Equity	1,100	167
NorthStar Income II(3)	CRE Debt	1,650	57
Total		$3,850	$1,377
___________________

(1)	Represents equity raised from inception through February 26, 2014 and includes proceeds from dividend reinvestment plans of each respective Sponsored Company.

(2)	NorthStar Income, our first Sponsored Company, completed its $1.1 billion public offering on July 1, 2013.

(3)	NorthStar Healthcare and NorthStar Income II public offerings end in August 2014 and May 2015, respectively, and may be extended by their respective board of directors at their discretion.
In addition, we continue to receive collateral management fees as named collateral manager or collateral manager delegate in connection with certain CDOs. With regard to certain CDOs that have been deconsolidated in accordance with accounting principles accepted in the United States, or U.S. GAAP, we retained administrative responsibilities and delegated certain collateral management responsibilities to a third-party collateral manager who is entitled to a percentage of the senior and subordinate collateral management fees of such CDOs. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our legacy CDO business.
CRE Securities
We historically originated or acquired CRE debt and securities investments that were predominately financed through permanent, non-recourse CDOs. We sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. In addition, we acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO, or CSE CDO, and the CapLease 2005-1 CDO, or CapLease CDO. We refer to those CRE debt and securities investments that serve as collateral for N-Star CDO financing transactions as legacy CRE debt and securities, respectively. At the time of issuance of the N-Star CDOs, we retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, since the initial issuance of the N-Star CDOs, we repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds. All of the N-Star CDOs are amortizing over time as the underlying assets paydown or are sold. We have been winding down our legacy CDO business, and as a result, such legacy business is a significantly smaller portion of our business today than in the past.
In 2013, our CRE debt CDOs were deconsolidated from our consolidated balance sheets. Our CRE securities CDOs continue to be consolidated. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of our legacy CDO business.
Our CRE securities portfolio is predominately comprised of N-Star CDO bonds and N-Star CDO equity of our deconsolidated N-Star CDOs and includes other securities, mostly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS.
The following table presents our interest in the N-Star CDOs as of December 31, 2013 (dollars in thousands):

	Number	Amount(1)
N-Star CDO bonds(2)	45	$608,014
N-Star CDO equity (3)	5	158,274
Total	50	$766,288
_______________________________________________________

(1)	Based on principal amount for N-Star CDO bonds and fair value for N-Star CDO equity.

(2)	Includes 14 N-Star CDO bonds with with a principal amount of $127 million related to our securities CDOs that are eliminated in consolidation.

(3)	Represents our equity interests in the CRE debt N-Star CDOs.

Financing Strategy
We seek to access a wide range of secured and unsecured debt and public and private equity capital sources to fund our investment activities and asset growth. In 2013, we completed preferred and common equity offerings issuing aggregate proceeds of $1.6 billion from the issuance of common and preferred equity. In addition, in 2013 we raised $345 million from the issuance of unsecured exchangeable senior notes.

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
Our real estate portfolio is typically financed with long-term, non-recourse, non-mark-to-market mortgages that we have been able to obtain financing at very favorable terms. Our more recent financings are typically assignable. Further, with respect to our healthcare and net lease properties, we seek to match the term of the financing with the remaining lease term of the properties.
Borrowing levels for CRE investments may change depending upon the nature of the assets and the related financing. Our financing strategy for our CRE debt investments is dependent on our ability to obtain match-funded borrowings at rates that provide a positive net spread. We use secured term credit facilities to partially finance our CRE debt and securities investments. As of December 31, 2013, our credit facilities provide for an aggregate of up to $240 million to finance first mortgage loans and senior loan participations secured by commercial real estate. We, and on behalf of NorthStar Income, use securitization financing transactions, which provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments that were previously financed on credit facilities. In November 2012 and in August 2013, we and on behalf of NorthStar Income, entered into two securitization financing transactions, or Securitization 2012-1 and Securitization 2013-1, collectively Securitized Financing Transactions. As of December 31, 2013, we had $82 million issued as part of Securitization 2012-1 and $70 million outstanding with $170 million available borrowing under our loan credit facilities.
Historically, we used CDOs to finance legacy CRE debt and securities investments. We have been winding down our legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a further discussion of our legacy CDO business.
Portfolio Management
We maintain a comprehensive portfolio management process that generally includes day-to-day oversight by our portfolio management and servicing team, weekly management meetings and an exhaustive quarterly credit review process. These processes are designed to enable management to evaluate and proactively identify asset-specific credit issues and trends on a portfolio-wide basis. Nevertheless, we cannot be certain that our review will identify all issues within our portfolio due to, among other things, adverse economic conditions or events adversely affecting specific assets; therefore, potential future losses may also stem from investments that are not identified during these credit reviews. We use many methods to actively manage our asset base to preserve our income and capital. Credit risk management is our ability to manage our assets in a manner that preserves principal/cost and income and minimizes credit losses that could decrease income and portfolio value. For CRE debt and real estate investments, frequent re-underwriting and dialogue with borrowers/tenants/operators/partners and regular inspections of our collateral and owned properties have proven to be an effective process for identifying issues early. With respect to our healthcare properties, we consider the impact of regulatory changes on operator performance and property values. During the quarterly credit review, or more frequently as necessary, investments are put on highly-monitored status and identified for possible asset impairment/loan loss reserves, as appropriate, based upon several factors, including missed or late contractual payments, significant declines in collateral performance and other data which may indicate a potential issue in our ability to recover our invested capital from an investment.
Our portfolio management process related to CRE debt and securities underlying our deconsolidated CDOs is limited to monitoring the CDO bonds and equity interests in such CDO financing transactions. A more detailed discussion of our CDO financing transactions and our delegation of collateral management rights for the deconsolidated N-Star CRE debt CDOs is provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Regulation
We are subject, in certain circumstances, to supervision and regulation by state and federal governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things:

•	regulate our public disclosures, reporting obligations and capital raising activity;

•	require compliance with applicable REIT rules;

•	regulate our broker-dealer;

•	establish loan servicing standards;

•	regulate credit granting activities;

•	require disclosures to customers;

•	govern secured transactions; and

•	set collection, taking title to collateral, repossession and claims-handling procedures and other trade practices.
Although most states do not regulate commercial real estate finance, certain states impose limitations on interest rates and other charges and on certain collection practices and creditor remedies and require licensing of lenders and financiers and adequate disclosure of certain contract terms. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to CRE loans.
We believe that we are not, and intend to conduct our operations so as not to become regulated as, an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. We have relied, and intend to continue to rely on current interpretations of the staff of the SEC in an effort to continue to qualify for an exemption from registration under the Investment Company Act. For more information on the exemptions that we use refer to Item 1A. “Risk Factors - Maintenance of our Investment Company Act exemption imposes limits on our operations.”
We do not believe we or our subsidiaries are required to register as an investment advisor under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. Such registration could result in our asset management business being supervised by the SEC and require our compliance with numerous obligations, including record-keeping requirements, operational procedures and disclosure obligations.
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
In April 2010, NorthStar Securities became registered with the SEC and a member of the Financial Industry Regulatory Authority, or FINRA. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, or SROs, principally FINRA, that adopt and amend rules, subject to approval by the SEC, which govern their members and conduct periodic examinations of member firms’ operations. The SEC, SROs and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.
As a registered broker-dealer, NorthStar Securities is required by federal law to belong to the Securities Investor Protection Corporation, or SIPC. When the SIPC fund falls below a certain amount, members are required to pay annual assessments to replenish the reserves. Our broker-dealer subsidiary will be required to pay 0.25% of net operating revenues as a special assessment. As of December 31, 2013, we had incurred an immaterial amount of special assessment charges. The SIPC fund provides protection for securities held in customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances, although NorthStar Securities does not hold any customer accounts.
In addition, as a registered broker-dealer and member of FINRA, NorthStar Securities is subject to the SEC’s Uniform Net Capital Rule 15c3‑1, which is designed to measure the general financial integrity and liquidity of a broker-dealer and requires the maintenance of minimum net capital. Net capital is defined as the net worth of a broker-dealer subject to certain adjustments. In computing net capital, various adjustments are made to net worth that exclude assets not readily convertible into cash. Additionally, the regulations require that certain assets, such as a broker-dealer’s position in securities, be valued in a conservative manner so as to avoid over-inflation of the broker-dealer’s net capital. We believe the net capital requirement is immaterial.
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
We are also subject to regulation with respect to certain of our loan servicing activities, such as Regulation AB, which requires certain disclosures regarding our servicing activities and compliance with servicing criteria and also requires that we deliver compliance statements.
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
For additional information regarding regulations applicable to us, refer to Item 1A. “Risk Factors.”
Competition
We are subject to increased competition in seeking CRE investments. We compete with many third parties engaged in real estate investment activities including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private equity funds and other investors. Some of these competitors, including other REITs and private real estate companies and funds, have substantially greater financial resources than we do. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.
Future competition from new market entrants may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread over our borrowing costs, making it more difficult for us to originate or acquire new investments on attractive terms.
Employees
As of December 31, 2013, we had 155 employees. We believe that one of our major strengths is the quality and dedication of our people. NSAM is expected to employ the majority of our employees subsequent to the spin-off of our asset management business and we will retain the employees engaged in our loan origination business.
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

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business. If any of the following risks occur, our business, financial condition, operating results, cash flow and liquidity could be materially adversely affected.
Risks Related to Our Business
The CRE industry has been and may continue to be adversely affected by economic conditions in the U.S. and global financial markets generally.
Our business and operations are dependent on the CRE industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. The U.S. economy improved in 2013 but at a slower than expected pace. Challenges still remain due to the uncertainty of the political climate, including federal budget deficits, debt ceiling, gridlock, Federal Reserve policy, concern with emerging market economies and other matters and their impact to the U.S. economy. We would expect this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced, to continue to cause periodic volatility in the market for some time which in turn could impact the CRE industry generally and our business and operations specifically. Adverse conditions in the CRE industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new CRE debt and acquire other CRE investments and otherwise negatively impacting our operations.
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
Risks Related to the Spin-off of Our Asset Management Business
The spin-off of our asset management business may not have the benefits we anticipate.
The spin-off of our asset management business may not have the full or any strategic and financial benefits that we expect or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, we believe that investors and analysts will regard NSAM’s focused asset management business more favorably as a separate company than as part of our existing portfolio and strategy and thus place a greater value on NSAM as a separate public company than as a business that is a part of ours. In the event that the spin-off does not have these and other expected benefits, the costs associated with the transaction, including an expected increase in general and administrative expenses, could have a negative effect on our financial condition and ability to make distributions to the stockholders of each company.
Following the spin-off of our asset management business, we may not enjoy all of the benefits that we have prior to the spin-off.
Prior to the spin-off of our asset management business, we share benefits of scope and scale in costs and expenses resulting from various factors including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act), tax administration and insurance. While we plan to enter into a management agreement with NSAM that would govern a number of our commercial and other relationships after the spin-off, those arrangements may not fully capture the benefits we enjoy as a result of common ownership prior to the spin-off.

The combined post-spin-off value of us and NSAM common stock may not equal or exceed the pre-spin-off value of our common stock.
After the spin-off, our common stock will continue to be listed and traded on the NYSE. NSAM common stock is expected to be listed on the NYSE under the symbol “NSAM.” We cannot assure that the combined value of us and NSAM after the spin-off, as adjusted for any changes for the combined capitalization of us or NSAM, will be equal to or greater than the value of our common stock prior to the spin-off. Until the market has fully evaluated our business without NSAM, the value of our common stock may fluctuate significantly. Similarly, until the market has fully evaluated the business of NSAM, the value of its common stock may fluctuate significantly.
If the spin-off of our asset management business and the related restructuring transactions and distribution that will occur in connection with the spin-off do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, we, our stockholders and NSAM could be subject to significant tax liabilities and, in certain circumstances, NSAM could be required to indemnify us for material taxes pursuant to indemnification obligations.
The spin-off is conditioned on the receipt by us of opinions from our tax advisors substantially to the effect that: (i) the restructuring transactions, which will facilitate the distribution of NSAM common stock to our stockholders in connection with the spin-off, or the distribution, will be tax-free; and (ii) the distribution should be tax-free to us and our stockholders. The tax opinions that we will receive from our tax advisors will rely on, among other things, certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business and the business of NSAM, and the opinions would not be valid if such representations, assumptions and undertakings were incorrect in any material respect.
We have not sought and will not receive a private letter ruling from the Internal Revenue Service, or IRS, regarding the tax consequences of the restructuring transactions or the distribution. Consequently, notwithstanding the tax opinions, the IRS could determine that the restructuring transactions and/or the distribution should be treated as taxable transactions for U.S. federal income tax purposes. Accordingly, no assurance can be provided that the opinions we receive will not be successfully challenged by the IRS.
If the distribution fails to qualify for tax-free treatment, in general, we would be subject to tax as if we had sold our common stock in a taxable sale for our fair market value and our stockholders who receive shares of NSAM’s common stock in the distribution would be subject to tax as if they had received a distribution equal to the fair market value of such shares, most of which would be treated as a taxable dividend because of the taxable gain that we would recognize on the distribution.
If the restructuring transactions are not tax-free, then our stockholders may recognize gain or loss, as applicable, equal to the difference between: (i) the aggregate fair market value of the stockholder’s shares of our common stock; and (ii) the stockholder’s adjusted tax basis in our stock. Even if a stockholder does not recognize all of the gain or loss in its common stock, we may recognize capital gain if certain of the restructuring transactions are taxable. In that event, we will either have to make additional capital gains dividends to our stockholders or pay tax on net long-term capital gain that we retain, in which case our stockholders will be required to include in income their proportionate share of such long-term capital gain and will receive a credit for their share of any tax we pay on such long-term capital gain.
Under the distribution agreement related to spin-off, NSAM generally will be required to indemnify us against any tax resulting from the spin-off to the extent that such tax resulted from: (i) an acquisition of all or a portion of NSAM’s equity securities or assets, whether by merger or otherwise; (ii) other actions or failures to act by NSAM; or (iii) any of NSAM’s representations or undertakings being incorrect or violated. NSAM’s indemnification obligations to us and our subsidiaries, officers and directors will not be limited by any maximum amount. If NSAM is required to indemnify us or such other persons under the circumstances set forth in the distribution agreement, NSAM may be subject to substantial liabilities.
If the distribution that will occur in connection with the spin-off of our asst management business does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could lose our qualification as a REIT.
If the distribution that will occur in connection with the spin-off does not qualify for tax-free treatment under the U.S. federal income tax laws, we could lose our qualification as a REIT. Specifically, if the distribution does not qualify for tax-free treatment, the taxable gain that we would recognize on the distribution would equal the excess of the fair market value of our common stock distributed over our adjusted tax basis in such stock. The gain from that taxable sale may cause us to fail to satisfy the 75% gross income test required for REIT qualification. Unless that failure qualifies for a statutory REIT savings provision, we will fail to qualify as a REIT for the year in which the distribution occurs and we would be prohibited from electing REIT status for the following four taxable years. If we fail to qualify as a REIT, we will be subject to federal and applicable state and local income tax on our taxable income at regular corporate rates. Losing REIT status would reduce our cash available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Even if our failure to satisfy the 75% gross income test qualified for the statutory REIT savings provision, we would likely have to pay a material penalty tax. Finally, even if the distribution otherwise qualifies as a tax-free distribution, it might be taxable to us under Section 355(e) of the Internal Revenue Code if the distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquired, directly or indirectly, stock representing a 50% or greater interest (by vote or value) in NSAM or us. If Section 355(e) of the Internal Revenue Code applies as a result of such an acquisition, we would recognize a taxable gain and, as a result, may fail to satisfy the 75% gross income test applicable to REITs, as described above.
Any adverse changes in NSAM’s financial health, the public perception of NSAM or our relationship with NSAM or its affiliates could hinder our operating performance and adversely affect our financial condition and results of operations.
In connection with the proposed spin-off of our asset management business, we will enter into a management agreement with NSAM or one of its affiliates to manage our day-to-day operations and our investments. Our ability to achieve our investment objectives and grow our business, other than our CRE debt origination business, is dependent upon the performance of NSAM and its affiliates in the acquisition of investments, the determination of any financing arrangement and the management of our assets and operation of our day-to-day activities under the supervision of, and subject to the policies and guidelines established by, our board of directors.
Because NSAM is expected to be publicly-traded, any negative reaction by the stock market reflected in its stock price or deterioration in the public perception of NSAM could result in an adverse effect on our ability to acquire assets and obtain financing from third parties on favorable terms or at all. In addition, NSAM will depend, in part, upon the management and other fees and reimbursement of costs that it will receive from us and NSAM’s other managed companies, including our Sponsored Companies, in connection with the acquisition, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of NSAM or its affiliates, or our relationship with NSAM and its affiliates, could hinder NSAM’s ability to successfully support our business and growth, which could have a material adverse effect on our financial condition and results of operations.
NSAM’s platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in personnel and infrastructure by NSAM.
While we believe NSAM’s platform for operating our business is highly scalable and can support significant growth in our business without substantial new investment in personnel and infrastructure on a relative basis, we may be wrong in that assessment. Our business has grown substantially over the course of the past several years, which has placed significant additional demands on management and other personnel, as well as our support infrastructure. It is possible that if our business continues to grow substantially or that the business of the other companies managed by NSAM, including our Sponsored Companies, continues to grow, NSAM will need to make significant investments in personnel and infrastructure to support that growth. NSAM may be unable to make significant investments on a timely basis or at reasonable costs and its failure in this regard could disrupt our business and operations.
Failure of NSAM to effectively perform its obligations under the various agreements we anticipate entering into with them, including the long-term management agreement and the services agreement, could have an adverse effect on our business and performance.

Upon consummation of the spin-off, we will engage NSAM to provide asset management and other services to us pursuant to a long-term management agreement and other ancillary agreements. Our ability to achieve our investment objectives and to make distributions to stockholders will depend in substantial part upon the performance of NSAM and its ability to provide us with asset management and other services. If for any reason NSAM is unable to perform such services as well as the other services described under these agreements at the level we anticipate, alternate service providers may not be readily available on acceptable terms or at all, which could adversely affect our performance and materially harm our ability to execute our business plan.

In addition, the management agreement with NSAM will only be terminable by us for cause. We cannot terminate the management agreement for any other reason, including if NSAM performs poorly or is unable to acquire and manage our investments successfully. The term “cause” is limited to specific circumstances to be laid out in the management agreement, including NSAM’s breach of the management agreement or gross negligence that has a materially adverse effect on us. Termination for unsatisfactory financial performance does not constitute “cause” under the management agreement. In addition, we will be contractually committed to NSAM’s management for an initial term of 20 years from the date we enter into the management agreement, with automatic renewal terms thereafter. These provisions increase our risk that NSAM may not perform well and our business could suffer. If NSAM’s performance as our manager does not meet our or our stockholders’ expectations, and we are unable to terminate the management agreement, the market price of our common stock could suffer.

Moreover, pursuant to the management agreement, we will agree to provide NSAM with all investment opportunities for the acquisition or origination of real estate assets that are presented to our employees or of which any of our employees become aware. NSAM will agree to use commercially reasonable efforts to fairly allocate such investment opportunities among us and its other managed, including our Sponsored Companies, companies in accordance with an investment allocation policy; however, investment allocations will be determined by NSAM in its sole discretion and there can be no assurance that we will be allocated any of the investment opportunities we source. NSAM will also have the ability, without our consent, to revise the investment allocation policy in connection with obtaining additional managed companies. If NSAM fails to effectively allocate investments to us, we may be unable to achieve our investment objectives, which could have an adverse effect on our business and performance.
The annual base management fee we expect to pay to NSAM is payable regardless of the performance of our portfolio.
Following consummation of the spin-off, we will pay NSAM an annual base management fee regardless of the performance of our portfolio. NSAM’s entitlement to compensation regardless of our performance might reduce its incentive to devote its time and effort to seeking assets that provide attractive risk-adjusted returns for our portfolio, particularly if other management agreements to which NSAM is a party have a performance-based fee structure. Consequently, we may be required to pay NSAM significant base management fees in a particular quarter despite experiencing a net loss or a decline in the value of our portfolio during that quarter. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.
The fees we will pay to NSAM in connection with the origination, acquisition and management of our investments pursuant to the proposed management agreement with NSAM were not determined on an arm’s length basis; therefore, we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.
The fees we will pay to NSAM for services it will provide for us pursuant to the proposed management agreement will not be determined on an arm’s length basis. As a result, the fees will be determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services; however, the final terms of any such agreement are subject to the approval by our board of directors, including a majority of the independent members thereof.
There are conflicts of interest in our relationship with NSAM that could result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with NSAM and its affiliates. In particular, we expect to compete for investment opportunities directly with other companies and/or accounts that NSAM manages. Certain of NSAM’s managed companies, including our Sponsored Companies, have investment mandates and objectives that target the same investments as us. In addition, NSAM may have additional managed companies that compete directly with us for investment opportunities in the future. We will adopt an investment allocation policy with NSAM that is intended to ensure that investments are allocated fairly and appropriately among us and the other NSAM managed companies over time. We may compete with NSAM’s other managed companies for investment or financing opportunities sourced by NSAM; however, we may either not be presented with the opportunity or have to compete with NSAM’s other managed companies to acquire these investments or have access to these sources of financing. In addition, pursuant to the management agreement, we will agree that all loan originations we source must be made available to NSAM for the benefit of us and the other managed companies, including our Sponsored Companies. NSAM and our executive officers may choose to allocate favorable investments, including loan originations that we source, to its other managed companies instead of to us. Further, at times when there are turbulent conditions in the real estate markets or distress in the credit markets or other times when we will need focused support and assistance from NSAM, NSAM’s other managed companies may likewise require greater focus and attention, placing NSAM’s resources in high demand. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed or if NSAM did not act as a manager for other entities. There is no assurance that our investment allocation policy with NSAM that address some of the conflicts relating to our access to investment and financing sources will be adequate to address all of the conflicts that may arise.
We will rely on NSAM’s executive officers and investment professionals to perform services for us, including Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess for the day-to-day operation of our business. Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess are also executive officers of us and other managed companies, including our Sponsored Companies. As a result of their interests in other managed companies and the fact that they engage in and they continue to engage in other business activities on behalf of others, these individuals face conflicts of interest in allocating their time among us, NSAM and other managed companies, including our Sponsored Companies, and other business activities in which they are involved. In addition, our executive officers and certain management personnel performing services for NSAM will own equity interests in NSAM and its affiliates and NSAM may grant additional equity interests in NSAM or its affiliates to such persons in connection with their continued services. These conflicts of interest, as well as the loyalties of these individuals to other entities and investors, could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy, our investment opportunities and the returns on our investments.

If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to stockholders and to maintain or increase the value of our assets.
NSAM will receive substantial base management fees regardless of the performance of our portfolio. Refer to “-The annual base management fee we expect to pay to NSAM is payable regardless of the performance of our portfolio.” above. In addition, NSAM will have the ability to earn incentive fees each quarter based on our CAD, which may create an incentive for NSAM to invest in assets with higher yield potential, which are generally riskier or more speculative or sell an asset prematurely for a gain and pay down debt, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. Furthermore, the compensation payable to NSAM will increase as a result of future issuances of our equity securities, even if the issuances are dilutive to existing stockholders. If our interests and those of NSAM are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could materially and adversely affect our ability to make distributions to our stockholders and the market price of our common stock.
NSAM will manage our portfolio pursuant to very broad investment guidelines and our board of directors does not approve each investment and financing decision made by NSAM unless required by our investment guidelines.

NSAM will be authorized to follow very broad investment guidelines established by our board of directors. Our board of directors periodically reviews our investment guidelines and our portfolio of assets but does not, and is not required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. Our board of directors may also make modifications to our investment guidelines from time to time as it deems appropriate. In addition, in conducting periodic reviews or modifying our investment guidelines, our board of directors may rely primarily on information provided to them by NSAM. Furthermore, transactions entered into by NSAM may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. NSAM has flexibility within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

NSAM’s liability will be limited under the management agreement and we will agree to indemnify NSAM and its affiliates against all liabilities and obligations attributable to periods prior to the spin-off.

In connection with the spin-off, we will enter into a management agreement and various other agreements with NSAM. These agreements will govern our relationship with NSAM and will also provide that all liabilities and obligations attributable to periods prior to the spin-off will remain with us. NSAM will maintain a fiduciary relationship with us. Under the terms of the management agreement, and subject to applicable law, NSAM, its directors, officers, employees, partners, managers, members, controlling persons, and any other person or entity affiliated with NSAM will not be liable to us or its subsidiaries for acts taken or omitted to be taken in accordance with and pursuant to the management agreement, except those resulting from acts of willful misfeasance or bad faith in the performance of NSAM’s duties under the management agreement. In addition, subject to applicable law, we will agree to indemnify NSAM and each of its directors, officers, employees, partners, managers, members, controlling persons and any other person or entity affiliated with NSAM from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with NSAM’s performance of its duties or obligations under the management agreement or otherwise as our manager, except where attributable to acts of willful misfeasance or bad faith in the performance of NSAM’s duties under the management agreement.
NSAM expects to be subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.
NSAM or one or more of its affiliates expects to be subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its managed companies, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the U.S. government and regulators in foreign jurisdictions to consider increasing the rules and regulations governing, and oversight of, the financial system. This activity is expected to result in continued changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. NSAM could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect its ability to manage our business.
NSAM must continually address conflicts between its interests and those of its managed companies, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. We believe that NSAM will implement procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if NSAM fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.
Risks Related to Our Investments
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our investments.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our CRE debt investments if the economy weakens and property values decline. Further, declining real estate values significantly increase the likelihood that we will incur losses on our investments in the event of a default because the value of our collateral may be insufficient to cover our cost. Any sustained period of increased payment delinquencies, taking title to collateral or losses could adversely affect both our CRE investments as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to stockholders.
We are subject to significant competition and we may not be able to compete successfully for investments.
We are subject to significant competition for attractive investment opportunities from other real estate investors, some of which have greater financial resources than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. We have observed increased competition in 2013 and expect that to continue into 2014. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on less advantageous terms to us, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.
We have no established investment criteria limiting the geographic concentration of our investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain of our investments may be secured by a single property or properties in one geographic location. Additionally, properties that we may acquire may also be concentrated in a geographic location. These current and future investments carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas and we may experience losses as a result. A worsening of economic conditions, a natural disaster or civil disruptions in a geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
We may change our investment strategy without stockholder consent and make riskier investments.
We may change our investment strategy at any time without the consent of stockholders, which could result in our making investments that are different from and possibly riskier than the investments described in this Annual Report on Form 10-K. A change in our investment strategy may increase our exposure to interest rate and commercial real estate market fluctuations.
We will be subject to additional risks if we make investments internationally.
We may acquire real estate assets located outside of the United States and we may originate or acquire senior or subordinate loans made to borrowers located outside of the United States or secured by properties located outside of the United States. Our expertise to date is in the United States and neither we nor NSAM have expertise in international markets.  Any international investments we make may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located and these laws may expose us to risks that are different from and/or in addition to those commonly found in the United States.  We and NSAM may not be as familiar with the potential risks to our investments outside of the United States and we may incur losses as a result.
Any international investments we make could be subject to the following risks: governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin; variations in currency exchange rates; adverse market conditions caused by inflation or other changes in national or local economic conditions; changes in relative interest rates; changes in the availability, cost and terms of borrowings resulting from varying national economic policies; changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment; our REIT tax status not being respected under foreign laws, in which case any income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes; lack of uniform accounting standards (including availability of information in accordance with U.S. GAAP); changes in land use and zoning laws; more stringent environmental laws or changes in such laws; changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment; and legal and logistical barriers to enforcing our contractual rights in other countries.  Certain of these risks may be greater in emerging markets and less developed countries.  Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with U.S. GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants or borrowers necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies.
We may not be effective in originating and managing our investments.
We originate and generally manage our investments. Our origination capabilities depend on our ability to leverage our relationships in the market and deploy capital to borrowers and tenants/operators that hold properties meeting our underwriting standards. Managing investments requires significant resources, adherence to internal policies and attention to detail. Managing investments may also require significant judgment and, despite our expectations, we may make decisions that result in losses. If we are unable to successfully originate investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.
The CRE debt we originate and invest in and mortgage loans underlying the CRE securities we invest in are subject to risks of delinquency, taking title to collateral, loss and bankruptcy of the borrower under the loan. If the borrower defaults, it may result in losses to us.
Our CRE debt investments are secured by commercial real estate and are subject to risks of delinquency, loss, taking title to collateral and bankruptcy of the borrower. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by each of the following factors, among other things:

•	local, regional or macroeconomic economic conditions;

•	tenant/operator mix;

•	success of tenant/operator businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in local, regional, national or international economic conditions and/or specific industry segments;

•	declines in local or regional real estate values;

•	branding, marketing and operational strategies;

•	declines in local or regional rental or occupancy rates;

•	increases in interest rates;

•	natural disasters;

•	social unrest and civil disturbances;

•	terrorism; and

•	increases in costs associated with leasing, renovation and/or construction.
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.
Additionally, we may suffer losses for a number of reasons, including the following, which could have a material adverse effect on our financial performance:

•
If the value of real property or other assets securing our CRE debt deteriorates. We expect that our CRE debt and securities investments will generally be directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our taking title to collateral. We will not know whether the value of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of the underlying CRE debt and the dates of origination of the mortgage loans ultimately securing our CRE securities, as applicable. If the value of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related CRE debt. In this manner, real estate values could impact the value of our CRE debt and securities investments. Our CRE equity investments (investments in real property) may be similarly affected by real estate property values. Therefore, our CRE debt, securities and equity investments will be subject to the risks typically associated with real estate. The majority of our CRE debt investments are fully or substantially non-recourse. In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets (including escrowed funds and reserves, if any) collateralizing the debt. For this purpose, we consider CRE debt made to special purpose entities formed solely for the purpose of holding and financing particular assets to be non-recourse. We sometimes also originate CRE debt that is secured by equity interests in the borrowing entities or by investing directly in the owner of the property. There can be no assurance that the value of the assets securing our CRE debt investments will not deteriorate over time due to factors beyond our control, as was the case during the credit crisis and as a result of the recent economic recession. Mezzanine loans are subject to the additional risk that senior lenders may be directly secured by the real estate assets of the borrowing entity, whereas the mezzanine loans may be secured by ownership interests in the borrower.

•
If a borrower or guarantor defaults on recourse obligations under a CRE debt investment. We sometimes obtain personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy,” events. In cases where guarantees are not fully or partially secured, we will typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of challenging economic and market conditions, many borrowers and guarantors faced, and continue to face, financial difficulties and were unable, and may continue to be unable, to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our CRE debt and related guarantees.

•
Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business. Before making a loan to a borrower, we assess the strength and skills of an entity’s management and other factors that we believe are material to the performance of the investment. This underwriting process is particularly important and subjective with respect to newly-organized entities because there may be little or no information publicly available about the entities. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. There can be no assurance that our due diligence processes will uncover all relevant facts or that any investment will be successful. Furthermore, historic performance evaluated in connection with our underwriting process may not be indicative of future performance.

•
In the event of a default or bankruptcy of a borrower, particularly in cases where the borrower has incurred debt that is senior to our CRE debt. If a borrower defaults on our CRE debt and the mortgaged real estate or other borrower assets collateralizing our CRE debt are insufficient to satisfy the loan, we may suffer a loss of principal or interest. In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy our CRE debt. In addition, certain of our CRE debt investments are subordinate to other debt of the borrower. If a borrower defaults on our CRE debt or on debt senior to our CRE debt or in the event of a borrower bankruptcy, our CRE debt will be satisfied only after the senior debt, if any. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant monetary costs and delays associated with the process of taking title to collateral. Borrower bankruptcies and litigation relating to our assets increased appreciably during the recent economic recession, which required and may continue to require us to spend significant amounts of money and devote significant senior management resources in order to protect our interests. If the economic markets do not continue to improve, we will continue to experience such costs and delays.

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
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.
In the event of any default under our CRE debt investments and in the mortgage loans underlying our CRE securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our CRE debt and securities investments is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the remedies on such collateral to satisfy the obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to take title to collateral or to realize the obligation secured by the property by obtaining a deficiency judgment.
Our borrowers may be unable to achieve their business plans due to the challenging U.S. and global economic conditions, which could cause incremental stress to our CRE debt investments.
Many of our CRE debt investments are made to borrowers who have business plans to improve occupancy and cash flow that may not be accomplished. Slower than expected economic growth pressured by a strained labor market, along with overall financial uncertainty, could result in lower occupancy rates and lower lease rates across many property types and may create obstacles for our borrowers attempting to achieve their business plans. If our borrowers are unable to achieve their business plans, our related CRE debt investments could default and severely impact our liquidity and operating results.
We are subject to risks associated with future advance or capital expenditure obligations, such as declining real estate values and operating performance.
Our CRE debt investments may require us to advance future funds. We may also need to fund capital expenditures and other significant expenses for our real estate property investments. Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower and tenant/operator may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our CRE debt due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action. Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments.

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
Although the CRE market has improved, the U.S. economy and financial markets continue to be challenged. As a result, our borrowers may be at increased risk of default and we, or a third party, may need to restructure loans if our borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on loans in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the maturity and make other concessions with the goal of increasing overall value, however, there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure in an effort to increase value.
Many of our CRE debt investments are funded with interest reserves and our borrowers may be unable to replenish those interest reserves once they run out.
Given the transitional nature of many of our CRE debt investments, we generally require borrowers to pre-fund reserves to cover interest and operating expenses until the property cash flow increases sufficiently to cover debt service costs. We also generally require the borrower to refill these reserves if they became deficient due to underperformance and if the borrower wanted to exercise extension options under the loan. Despite low interest rates and improving real estate fundamentals, in the future our borrowers may still have difficulty servicing our CRE debt investments. Historically, many of our borrowers have only been able to meet their obligations to us because of the reserves we set up at the origination of the loans. In the future, many of the reserves may run out and some of our borrowers may have difficulty servicing our debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our operating results and cash flow.
Higher provision for loan losses and asset impairment charges are expected if economic conditions do not continue to improve.
We could experience defaults resulting in provision for loan losses and asset impairment charges in the future. In challenging economic environments, borrowers, for a variety of reasons, may be unable to remain current with principal and interest on loans. Declines in real property values also increase loan-to-value ratios on our loans and, therefore, weaken our collateral coverage and increase the likelihood of higher provision for loan losses. Even if our cash flow remains relatively stable, we could suffer losses in accordance with U.S. GAAP, which could adversely affect our stock price, access to credit and ability to satisfy financing covenants.
Provision for loan losses are difficult to estimate, particularly in a challenging economic environment.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine, particularly in a challenging economic environment. While CRE fundamentals have improved, the U.S. economy and financial markets remain challenged. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our CRE debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct, particularly during challenging economic environments, and therefore our results of operations and financial condition could be severely impacted.
With respect to commercial properties, options and other purchase rights may affect value or hinder recovery in the event of taking title to collateral.
A borrower under certain of our CRE debt investments may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related collateral. These rights may impede our ability to sell the related collateral if we take title or may adversely affect the value or marketability of the collateral. We may also determine to give our tenants a right of first refusal or similar option, which could negatively affect the residual value of the property.

Both our borrowers’ and tenants/operators’ forms of entities may cause special risks or hinder our recovery.
Most of the borrowers for our CRE debt investments and our tenants/operators in the real estate that we own, as well as borrowers underlying our CRE securities, are legal entities rather than individuals. The obligations these entities owe us are typically non-recourse so we can only look to our collateral, and at times, the assets of the entity may not be sufficient to recover our investment. As a result, our risk of loss may be greater than for originators of loans made to or leases with individuals. Unlike individuals involved in bankruptcies, these legal entities will generally not have personal assets and creditworthiness at stake. As a result, the default or bankruptcy of one of our borrowers or tenants/operators, or a general partner or managing member of that borrower or tenant, may impair our ability to enforce our rights and remedies under the related mortgage or the terms of the lease agreement, respectively.
The subordinate CRE debt we originate and invest in may be subject to risks relating to the structure and terms of the related transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy our investments, which may result in losses to us.
We originate, structure and acquire subordinate CRE debt investments secured primarily by commercial properties, which may include subordinate mortgage loans, mezzanine loans and participations in such loans and preferred equity interests in borrowers who own such properties. We have not placed any limits on the percentage of our portfolio that may be comprised of these types of investments, which may involve a higher degree of risk. These investments may be subordinate to other debt on commercial property and are secured by subordinate rights to the commercial property or by equity interests in the borrower. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy our subordinate interests. Because each transaction is privately negotiated, subordinate investments can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate investments that we originate and invest in may not give us the right to demand taking title to collateral as a subordinate real estate debt holder. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Similarly, a majority of the participating lenders may be able to take actions to which we object, but by which we will be bound. Even if we have control, we may be unable to prevent a default or bankruptcy and we could suffer substantial losses. Certain transactions that we originated and invested in could be particularly difficult, time consuming and costly to work out because of their complicated structure and the diverging interests of all the various classes of debt in the capital structure of a given asset.
Many of our investments are illiquid and we may not be able to vary our portfolio in response to further changes in economic and other conditions, which may result in losses to us.
Many of our investments are illiquid. As a result, our ability to sell investments in response to changes in economic and other conditions could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell certain properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition is in the best interests of stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.
We may make investments in assets with lower credit quality, which will increase our risk of losses.
Most of our CRE securities have explicit ratings assigned by at least one of the major rating agencies (Moody’s Investor Services, Standard & Poor’s, Fitch Ratings, Morningstar, DBRS and/or Kroll, generally referred to as rating agencies). However, we may invest in unrated CRE securities, enter into leases with unrated tenants/operators or participate in subordinate, unrated or distressed mortgage loans. Because the ability of obligors of properties and mortgages, including mortgage loans underlying CMBS, to make rent or principal and interest payments may be impaired during an economic downtown, prices of lower credit quality investments and CRE securities may decline. The existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these investments. We have not established and do not currently plan to establish any investment criteria to limit our exposure to these risks for future investments.
Investments in non-conforming or non-investment grade rated CRE debt or securities involve greater risk of loss.
Some of our investments may not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans or securities, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to stockholders and may adversely affect the value of our common stock.

Investments in non-performing real estate assets involve greater risks than investments in stabilized, performing assets and make our future performance more difficult to predict, however, we may still incur losses on performing real estate assets.
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
In addition, we may pursue more than one strategy to create value in a non-performing real estate investment. With respect to a property, these strategies may include development, redevelopment or lease-up of such property. With respect to certain of our CRE debt investments, these strategies may include negotiating with the borrower for a reduced payoff, restructuring the terms of the loan or enforcing our rights as lender under the loan and taking title to collateral securing the loan.
The factors described above make it challenging to evaluate non-performing investments. We may further incur losses even on our performing investments.
Floating-rate CRE debt, which is often associated with transitional assets, may entail greater risks of default to us than fixed-rate CRE debt.
Floating-rate loans are often, but not always, associated with transitional properties as opposed to those with highly stabilized cash flow. Floating-rate CRE debt may have higher delinquency rates than fixed-rate loans. Borrowers with floating-rate loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed rate in effect during the initial period of the loan to the rate calculated in accordance with the applicable index and margin. Increases in a borrower’s monthly payment, as a result of an increase in prevailing market interest rates may make it more difficult for the borrowers with floating-rate loans to repay the loan and could increase the risk of default of their obligations under the loan.
We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
Our CRE debt investments may include loans made to developers to construct prospective projects, which may include ground-up construction or repositioning an existing asset. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our CRE debt. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our CRE debt if the developer is unable to sell the project or refinance our CRE debt investment.
Investments that are not insured involve greater risk of loss than insured investments.
Unlike agency residential mortgages, the CRE debt we invest in is not insured by any quasi-governmental body or similar third party. Our CRE debt investments may include first mortgage loans, subordinate mortgage and mezzanine loans, preferred equity interests and participations in such loans as well as CRE securities and equity investments. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses. To the extent we suffer such losses with respect to our investments, the value of our company and the value of our common stock may be adversely affected.
Insurance may not cover all potential losses on CRE debt investments which may impair the value of our assets.
We generally require that each of the borrowers under our CRE debt investments obtain comprehensive insurance covering the collateral, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the mortgaged property, which might decrease the value of the property and in turn impair our investment.
Our CRE equity, debt and mortgage loans underlying our CRE securities investments are subject to the risks typically associated with CRE.
Our CRE debt and securities investments are generally directly or indirectly secured by a lien on real property. The occurrence of a default on a CRE debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our CRE debt and ultimately securing the mortgage loans underlying our CRE securities will remain at the levels existing on the dates of origination of these underlying mortgage loans and the dates of origination of the loans ultimately securing our CRE securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the collateral and reduction in borrower equity associated with the related loans. In this manner, real estate values could impact the values of our CRE debt and securities investments. Our CRE equity investments may be similarly affected by real estate property values. Therefore, our CRE equity, debt and securities investments are subject to the risks typically associated with real estate, including:

•	local, state, national or international economic conditions;

•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in an area;

•	the perceptions of the quality, convenience, attractiveness and safety of the properties;

•	competition from comparable properties;

•	the occupancy rate of, and the rental rates charged at, the properties;

•	the ability to collect on a timely basis all rent;

•	the effects of any bankruptcies or insolvencies;

•	the expense of re-leasing space;

•	changes in interest rates and in the availability, cost and terms of mortgage financing;

•	unknown liens being placed on the properties;

•	bad acts of third parties;

•	the ability to refinance mortgage notes payable related to the real estate on favorable terms, if at all;

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
We may obtain only limited warranties when we purchase a property, which will increase the risk that we may lose some or all of our invested capital in the property or rental income from the property which, in turn, could materially adversely affect our business, financial condition and results from operations and our ability to make distributions to stockholders.
The seller of a property often sells such property in an “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, the related real estate purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Despite our efforts, we may fail to uncover all material risks during our diligence process. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property if an issue should arise that decreases the value of that property and is not covered by the limited warranties. If any of these results occur, it may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The price we pay for acquisitions of real property will be based on our projections of market demand, occupancy and rental income, as well as on market factors, and our return on our investment may be lower than expected if any of our projections are inaccurate.

The price we pay for real property investments will be based on our projections of market demand, occupancy levels, rental income, the costs of any development, redevelopment or renovation of a newly-acquired property and other factors. In addition, as the real estate market continues to strengthen with the improvement of the U.S. economy, we will face increased competition, which may drive up prices for real estate assets. If any of our projections are inaccurate or we overpay for assets and their value subsequently drops or fails to rise because of market factors, returns on our investment may be lower than expected and could experience losses.
Our investments in net lease properties and a substantial portion of our healthcare properties are dependent upon tenants/operators successfully operating their businesses and their failure to do so could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We depend on our tenants/operators to manage the day-to-day operations of our real estate properties in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes and maintain the properties under their operational control in a manner that does not jeopardize their operating licenses or regulatory status. The ability of our tenants/operators to fulfill their obligations to us may depend, in part, upon the overall profitability of their operations, including any other facilities, properties or businesses they may acquire or operate. The cash flow generated by the operation of our properties may not be sufficient for a tenant/operator to meet its obligations to us. In several cases, a single operator operates several of our healthcare properties and the failure of one operator could materially adversely affect many properties. Tenants/operators who are having trouble with their cash flow are more likely to expose us to unknown liens and other risks to our assets. Our financial position could be weakened and our ability to fulfill our obligations under our real estate borrowings could be limited if our tenants/operators are unable to meet their obligations to us or we fail to renew or extend our contractual relationship with any of our tenants/operators. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Lease defaults, terminations or landlord-tenant/operator disputes may reduce our income from our real estate investments.
The creditworthiness of our tenants/operators in our real estate investments have been, or could become, negatively impacted as a result of challenging economic conditions or otherwise, which could result in their inability to meet the terms of their leases. Lease defaults or terminations by one or more tenants/operators may reduce our revenues unless a default is cured or a suitable replacement tenant/operator is found promptly. In addition, disputes may arise between the landlord and tenant/operator that result in the tenant/operator withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant/operator. Upon a lease default, we may have limited remedies, be unable to accelerate lease payments and have limited or no recourse against a guarantor. Tenants/operators as well as guarantors may have limited or no ability to satisfy any judgments we may obtain. We may also have duties to mitigate our losses and we may not be successful in that regard. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by a property. If this occurred, it could adversely affect our results of operations. Furthermore, two of our healthcare operators account for 6% and 11% of our total rental and escalation income, respectively. The operator that accounts for 11% of our total rental and escalation income recently failed to timely pay its full rental obligations under certain leases. We have agreed to temporarily defer these overdue rent payments and waive compliance with certain financial covenants for this operator. Should this operator default under its leases, the default would trigger cross-defaults under the relevant credit agreements, including cross defaults under an approximately $185 million facility and an approximately $38 million facility, which provide financing for these lease portfolios.  We are currently evaluating the situation to determine whether any other action need be taken.   While no net lease tenant currently accounts for in excess of 10% of our rental and escalation income, failure or inability of a tenant/operator contributing to a significant percentage of our contractual rental revenue to meet its obligations to us could materially reduce our rental revenue and net income, which could in turn reduce the amount of distributions we pay and cause our stock price to decline.
A significant portion of our leases may expire in the same year.
A significant portion of the leases for our real estate investments may expire in the same year. For certain of our properties, such as manufactured housing and multifamily, leases are short term in nature and therefore subject to heightened lease turnover risk. Additionally, for certain of our properties which are primarily leased to one tenant/operator, such as our net lease and healthcare properties, lease expirations may coincide with the maturities on the borrowing for such properties subject to such leases. As a result, we could be subject to a sudden and material change in value of our net lease and/or our healthcare portfolio and available cash flow from such investments in the event that these leases are not renewed or in the event that we are not able to extend or refinance the mortgage notes payable on the properties that are subject to these leases.
Our lease or management transactions may not result in market rates over time.
We expect substantially all of our rental and fee income to come from lease or management transactions, which may have longer terms or renewal options that specify maximum rate increases than standard arrangements. If we do not accurately judge the potential for increases in market rates, rental and fee increases under the terms may fail to result in fair market rates over time. Further, we may have no ability to terminate our lease or management transactions or adjust the rent and fees to then-prevailing market rates. As a result, our income and distributions to stockholders could be lower than they would otherwise be if we did not enter into such lease or management agreements.
We may not be able to relet or renew leases at the properties underlying CRE debt investments or the properties held by us on favorable terms.
The properties underlying CRE real estate debt investments and certain of our real estate investments were negatively impacted by the more recent challenging economic conditions and all of our investments in real estate will continue to be pressured if economic conditions and rental markets continue to be challenging. For example, upon expiration or earlier termination of leases for space located at our properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants/operators) may be less favorable than current lease terms. Weak economic conditions would likely reduce tenants’/operators’ ability to make rent payments in accordance with the contractual terms of their leases and lead to early termination of leases. Furthermore, corporate space needs may contract, resulting in lower lease renewal rates and longer releasing periods when leases are not renewed. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a property. Additionally, to the extent that market rental rates are reduced, property-level cash flow would likely be negatively affected as existing leases renew at lower rates. If we are unable to relet or renew leases for all or substantially all of the space at these properties, if the rental rates upon such renewal or reletting are significantly lower than expected, or if our reserves for these purposes prove inadequate, we will experience a reduction in net income and may be required to reduce or eliminate cash distributions to stockholders.
The bankruptcy, insolvency or financial deterioration of any of our tenants/operators could significantly delay our ability to collect unpaid rents or require us to find new tenants/operators.
Our financial position and our ability to make distributions to stockholders may be adversely affected by financial difficulties experienced by any of our major tenants/operators, including bankruptcy, insolvency or a general downturn in the business, or in the event any of our major tenants/operators do not renew or extend their relationship with us as their lease terms expire.
We are exposed to the risk that our tenants/operators may not be able to meet their obligations to us or other third parties, which may result in their bankruptcy or insolvency. Although our leases and loans permit us to evict a tenant/operator, demand immediate repayment and pursue other remedies, bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant/operator in bankruptcy may be able to restrict our ability to collect unpaid rents or interest during the bankruptcy proceeding. Furthermore, dealing with a tenant/operator’s bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs.
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
The real estate market is affected by many factors that are beyond our control, such as general economic conditions, availability of financing, interest rates and supply and demand that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Additionally, our healthcare properties are special purpose properties that could not be readily converted to general residential, retail or office use. Transfers of operations of healthcare properties are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. To the extent we are unable to sell any property for its book value or at all, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our earnings.

We may be required to expend cash to correct defects or to make improvements before a property can be sold. We cannot assure that we will have cash available to correct those defects or to make those improvements. We may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of financing that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that would impede our ability to respond to adverse changes in the performance of our properties may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
We may become responsible for capital improvements. To the extent such capital improvements are not undertaken, the ability of our tenants/operators to manage our properties effectively and on favorable terms may be affected, which in turn could materially adversely affect our business, financial conditions and results of operations and our ability to make distributions to stockholders.
Although under our typical net lease structure our tenants/operators are generally responsible for capital improvement expenditures, it is possible that a tenant/operator may not be able to fulfill its obligations to keep the facility in good operating condition. To the extent capital improvements are not undertaken or are deferred, occupancy rates and the amount of rental and reimbursement income generated by the facility may decline, which would negatively impact the overall value of the affected facility. We may be forced to incur unexpected significant expense to maintain properties that are net leased. Any of these results could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Compliance with ADA, Fair Housing Act and fire, safety and other regulations may require us, our borrowers or our tenants/operators to make unanticipated expenditures which could adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our properties are required to comply with the ADA, which generally requires that buildings be made accessible to people with disabilities. We must also comply with the Fair Housing Act, which prohibits us and our tenants/operators from discriminating against individuals on certain bases in any of our practices if it would cause such individuals to face barriers in gaining residency in any of our facilities. In addition, our properties are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and licensing or certification requirements as they may be adopted by governmental agencies and bodies from time-to-time. We may be required to incur substantial costs to comply with those requirements. Changes in labor and other laws could also negatively impact us, our borrowers and our tenants/operators. For example, changes to labor-related statutes or regulations could significantly impact the cost of labor in the workforce, which would increase the costs faced by our borrowers and tenants/operators and increase their likelihood of default.
Environmental compliance costs and liabilities associated with our properties or our real estate-related investments may materially impair the value of our investments.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property, such as us and our tenants/operators, may be liable in certain circumstances for the costs of investigation, removal or remediation of, or related releases of, certain hazardous or toxic substances, including materials containing asbestos, at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons and adjacent property. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of a tenant/operator at the property. The presence of contamination or the failure to remediate contamination may adversely affect our or our tenants’/operators’ ability to sell or lease real estate, or to borrow using the real estate as collateral. We, or our tenants/operators, as owner or operator of a site, may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The cost of any required investigation, remediation, removal, fines or personal or property damages and our or our tenants’/operators’ liability could exceed the value of the property. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect our or our tenants’/operators’ ability to attract additional residents, ability to sell or rent such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
The scope of the indemnifications our tenants/operators have agreed to provide us may be limited. For instance, some of our agreements with our tenants/operators do not require them to indemnify us for environmental liabilities arising before the tenant/operator took possession of the premises. Further, we cannot assure stockholders that any such tenant/operator would be able to fulfill its indemnification obligations. If we were deemed liable for any such environmental liabilities and were unable to seek recovery against our tenant/operator, our business, financial condition and results of operations could be materially and adversely affected.

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
In the course of our business, we may take title to real estate and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Uninsured losses or losses in excess of our tenants’/operators’ insurance coverage could adversely affect our financial position, results of operations and our cash flow.
Although we believe our property investments and properties collateralizing our CRE debt and securities investments are adequately covered by insurance, we could be wrong. Furthermore, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. We may decide that certain risks are not cost effective to insure and could determine to forgo certain insurance on a case-by-case basis. For example, insurance related to our healthcare portfolio and certain specific assets may be substantially more expensive than insurance for the rest of our portfolio. Any uninsured loss could result in both loss of cash flow from, and the asset value of, the affected property. In addition, the CRE debt investments secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties, which may increase the cost of obtaining the required insurance.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We currently have, and may in the future, enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner. In addition, disagreements or disputes between us and our co-venturer or partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
We may not succeed in realizing the anticipated benefits of our strategic partnerships and joint ventures, including with RXR Realty or James F. Flaherty III.
The strategic partnership and joint venture with RXR Realty and Mr. Flaherty, including any additional partnerships or joint ventures we may seek to enter into in order to grow our business, may subject us to additional risks and uncertainties in that we may be dependent upon and subject to liability, losses or reputational damage relating to systems, control and personnel that are not under our control.
In December 2013, we entered into a strategic transaction with RXR Realty, a leading real estate operating and investment management company focused on high-quality real estate investments in the New York Tri-State area. The RXR Investment includes a combination of corporate debt, preferred equity and an approximate 30% equity interest in RXR Realty. As part of the investment, we also announced that we expect to co-sponsor a non-traded REIT with RXR Realty focused on commercial real estate in the New York Tri-State area. We may never, however, realize the expected benefits of the strategic partnership with, or our investment in, RXR Realty due to, among other things, RXR Realty’s failure to perform as anticipated, we may be unable to source and/or execute upon opportunities through RXR Realty in the New York Tri-State area in the quantity anticipated or at all, we may become involved in disputes with RXR Realty regarding our strategic initiatives or the development or operations of RXR Realty’s current business, we may not be able to launch a co-sponsored non-traded REIT with RXR Realty within the time contemplated, or at all, or we may determine to make additional capital investments in RXR Realty so that it may continue its operations. Furthermore, upon completion of the proposed spin-off, we will pay NSAM an additional annual base management fee related to the RXR Investment of at least $10 million, regardless of the performance of the RXR Investment. Any of these or any other action that results in the strategic partnership failing to achieve its goals as anticipated could adversely affect our financial condition or our ability to otherwise realize any return on our investment in such partnership.
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. (NYSE: HCP), focused on expanding our healthcare real estate business into a preeminent healthcare platform. In connection with the partnership, Mr. Flaherty will oversee and seek to grow our healthcare real estate portfolio and the portfolio of our healthcare focused non-traded REIT, NorthStar Healthcare as its Chief Executive Officer and President. We may never, however, realize the expected benefits of this joint venture with Mr. Flaherty due to, among other things, the economic and overall conditions of the healthcare real estate industry, Mr. Flaherty’s ability to source new healthcare real estate investments with the return we anticipate or at all or we may become involved in disputes with Mr. Flaherty regarding the joint venture’s investments. In addition, a portion of the incentive fees to which Mr. Flaherty is entitled are based on our existing healthcare real estate investments and are not contingent upon Mr. Flaherty’s performance regarding new healthcare real estate investments sourced by him. Such incentive fees may be substantial.
We are subject to risks associated with owning residential land investments, including in connection with our LandCap joint venture.
We are subject to risks associated with owning residential land. For example, in late 2007, we entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007, or Whitehall, to form LandCap Partners and LandCap LoanCo., which we collectively refer to as LandCap. LandCap was established to opportunistically invest in single-family residential land through land loans, lot option agreements and select land purchases. The joint venture is currently managed by a third-party management group which has extensive experience in the single family housing sector. These investments, like other residential land investments, are expected to generate very little current cash flow and to be held for several years prior to liquidation. We and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. The venture will continue to manage existing investments. We may determine to invest in other residential land ventures in the future and our investment could be significant, making our exposure to these types of assets more substantial. As of December 31, 2013, our carrying value in LandCap was $14 million.
We have limited experience owning manufactured housing communities and our investment in this asset class may not be successful.
As of December 31, 2013, $1.5 billion of our assets under management were invested in manufactured housing communities comprised of 119 manufactured housing communities totaling approximately 28,000 pad rental sites. We have limited experience owning manufactured housing communities and we are reliant, in substantial part, on the experience of a third-party operator to manage these assets on our behalf. Effectively managing these assets requires significant experience and there is no assurance that we or our third-party operator will be successful in maintaining or improving occupancy and otherwise preserving and increasing the value of these assets. Our investment in these assets may not generate the cash flow we anticipate or otherwise perform as expected. We could experience losses in these assets, which would negatively impact our operating performance and cash available for distribution, or CAD.
We have in the past and expect to continue to make opportunistic investments that may involve asset classes and structures with which we have less familiarity, thereby increasing our risk of loss.
We have in the past and may in the future also determine to invest in residential real estate, manufactured and multifamily housing and other asset classes with which we have limited or no prior experience. When investing in asset classes with which we have limited or no prior experience, we may not be successful in our diligence and underwriting efforts. We may also be unsuccessful in preserving value if conditions deteriorate and we may expose ourselves to unknown substantial risks. Furthermore, these assets could require additional management time and attention relative to assets with which we are more familiar. All of these factors increase our risk of loss.
We have significant investments in joint ventures owning real estate private equity funds and there is no assurance these investments will achieve the returns expected upon initial execution of the respective investments.
As of December 31, 2013, $874 million of our assets under management were invested in PE Investments. Our PE Investments may not achieve the anticipated returns we initially expected. Factors that could cause actual results to differ materially from our expectations include, but are not limited to, the possibility that: (i) the agreed upon NAV does not necessarily reflect the fair value of the fund interests on such date and the current fair value could be materially different; (ii) the actual amount of future capital commitments underlying all of the fund interests that will be called and funded by us could vary materially from our expectations; and (iii) because, among other matters, the sponsors of the private equity funds, rather than us, will control the investments in those funds, we could lose some or all of their investment. Furthermore, certain of our PE Investments are co-invested with NorthStar Income, which increases the likelihood that we could have conflicts of interest with that company.
There can be no assurance that we will enter into a definitive agreement to acquire a $1.05 billion healthcare real estate portfolio that is currently subject to a term sheet or that the proposed acquisition will be completed on the terms contemplated or at all or that we will be able to realize the anticipated benefits of such acquisition.
On February 27, 2014, we announced that we have entered into a term sheet to acquire a $1.05 billion healthcare real estate portfolio comprised of over 8,500 beds across 43 senior housing facilities and 37 skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. There can be no assurance that we will enter into a definitive agreement or that this proposed acquisition will be completed on the terms contemplated, in accordance with the anticipated timing or at all. If we enter into a definitive agreement, our proposed acquisition of the $1.05 billion healthcare real estate portfolio will still be subject to a number of conditions to closing. There can be no assurance that these conditions to closing will be satisfied. Furthermore, even if we are able to consummate the acquisition of this portfolio, there can be no assurance that we will realize the anticipated benefits to us of such transaction, including that it will be accretive to our earnings.
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
Additionally, CRE securities such as CMBS may be subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying collateral. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CRE securities may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying mortgage loan (including litigation expenses) and expenses of protecting the properties securing the loan may be substantial. Consequently, in the event of a default or loss on one or more loans contained in a securitization, we may not recover a portion or all of our investment.
The CRE securities, including CMBS, in which we invest are subject to the risks of the CRE debt capital markets as a whole and risks of the securitization process.
The value of CRE securities may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the CRE debt market as a whole. Due to our investment in subordinate CRE securities, we are also subject to several risks created through the securitization financing transaction process. Subordinate CMBS, for example, are paid only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the payment on our subordinate CMBS will not be fully paid, if paid at all. While all of our CRE securities investments present credit risk, our subordinate CRE securities are also subject to greater credit risk than those CRE securities that are senior and more highly rated.
Interest shortfalls on our CRE securities could have an adverse impact on the cash flow in our N-Star securities CDOs.
Our CRE securities are subject to the risk of interest payment shortfalls that may arise from underlying mortgage loan defaults, appraisal reductions, special servicer work out fees and realized losses on liquidation of collateral of which the CRE securities took title to. As a result of the credit crisis and resulting negative effects on the CRE market, certain of the CRE securities underlying our CDOs have experienced interest payment shortfalls. We attempted to mitigate these losses by purchasing CRE securities with sufficient credit enhancement to avoid such shortfalls. However, there can be no assurance that such interest shortfalls will not continue to persist or increase in the future.

We may not control the special servicing of the mortgage loans or other debt underlying the CRE securities in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interest.
Overall control over the special servicing of the mortgage loans or other debt underlying the CRE securities in which we invest may be held by a directing certificate holder which is typically appointed by the holders of the most subordinate class of such CRE securities then outstanding. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interest.
With respect to certain mortgage loans and other debt included in the CRE securities in which we invest, the collateral that secures the mortgage loan or other debt underlying the CRE securities may also secure one or more related mortgage loans or other debt that are not in the securitization pool, which may conflict with our interest.
Certain mortgage loans or other debt included in the CRE securities in which we invest may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the securitization pool) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause). These rights could adversely affect our position.
The CRE securities markets were severely impacted by the credit crisis, which had a negative impact on the CRE securities we own.
Because the CRE securities markets were virtually closed and other participants in the CRE lending market drastically curtailed lending activity during the credit crisis, real estate owners had difficulty refinancing their assets. Property values also decreased during these years because of scarcity of financing, which, if available, had terms generally at much lower leverage and higher cost than available in prior years. The U.S. and global markets remain uncertain as the result of current economic and political conditions which may impact CRE values. These conditions, together with widespread downgrades of CRE securities issued prior to 2010 by the rating agencies, higher risk premiums required by investors and uncertainty surrounding CRE generally, have had, and may continue to have, a negative impact on such CRE securities and have significantly decreased their value when compared to the original purchase price, other than, for the most part, CRE securities we purchased beginning in 2010.
Credit ratings assigned to our investments are subject to ongoing surveillance and we cannot assure stockholders that the ratings currently assigned to our investments will not be downgraded.
Substantially all of our CRE securities have explicit credit ratings assigned by at least one of the major rating agencies. Any credit ratings on our CRE securities, or tenants occupying our CRE investments, will be subject to ongoing surveillance by credit rating agencies. We cannot assure stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. The rating agencies have changed their ratings methodologies for all securitized asset classes, including CRE. Their reviews have resulted in, and may continue to result in, large amounts of ratings downgrade actions for CRE securities issued prior to 2010, negatively impacting fair value of such CRE securities and in many cases negatively impacting our N-Star securities CDOs. If rating agencies assign a lower-than-expected rating, reduce, withdraw or indicate that they may reduce or withdraw their ratings of our investments in the future, the value of these investments could significantly decline, which could adversely affect the value of our investment portfolio which could result in losses upon disposition or the failure of third parties to satisfy their debt service obligations to us. Additionally, this may negatively impact our ability to comply with the overcollateralization, or OC, test under our N-Star securities CDOs which could redirect cash distributions to the senior bondholders that would have otherwise been distributed to our equity interests, which could have an adverse affect on our financial condition.
Market conditions may cause uncertainty in valuing our CRE securities.
Periods of market volatility and lack of liquidity may make the valuation process pertaining to certain of our assets difficult, particularly CRE securities issued prior to 2010 for which there was limited market activity. Historically, our estimate of the value of these investments was primarily based on active issuances and the secondary trading market of such securities as compiled and reported by independent pricing agencies. Although the current market environment has improved with new CMBS issuance and increased secondary trading, there continues to be uncertainty in the CMBS market. Our estimate of fair value, which is based on the notion of orderly market transactions, requires significant judgment and consideration of other indicators of value such as current interest rates, relevant market indices, broker quotes, expected cash flow and other relevant market and security-specific data as appropriate. Our estimates could be wrong and there is a heightened risk of this during challenging and volatile market environments. The amount that we could obtain if we were forced to liquidate our CRE securities investments into the current market could be materially different than management’s best estimate of fair value.
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
Declines in the fair value of our investments may adversely affect our periodically reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution to stockholders.
Our securities investments will be classified for accounting purposes as “available-for-sale.” These securities will be carried at estimated fair value and temporary changes in the fair value of those assets will generally be directly charged or credited to equity with no impact in our statements of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize the appropriate loss on that security in our statements of operations, which will reduce our earnings in the period recognized.
A decline in the fair value of our assets may adversely affect us particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the asset. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our earnings and, in turn, cash available for distribution to stockholders.
Further, lenders may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
The fair value of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
We invest in CDO notes and such investments involve significant risks.
We repurchased N-Star CDO bonds originally issued to third parties at discounts to par and may invest in other third-party CDO notes. CDOs are multiple class securities secured by pools of assets, such as CMBS, mortgage loans, subordinate mortgage and mezzanine loans and REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the CDO bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying loans or securities. To the extent we retain or invest the equity interests of a CDO, we are entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. We own the equity interests in all of our N-Star CDO financing transactions whether or not we consolidate these transactions on our balance sheet.  There may be little or no income or principal available to the holders of CDO equity interests if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity interest of a CDO could decrease substantially. In addition, the equity interests of CDOs are illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity interests will generally have greater fluctuations than the value of the underlying collateral.

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
Our investments in unsecured REIT debt and other senior unsecured debt are also subject to the risks described above with respect to CRE debt and securities investments and similar risks, including risks of delinquency and taking title to collateral, the dependence upon the successful operation of, and income from, real property, risks generally related to interests in real property, and risks that may be presented by the type and use of a particular commercial property.
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
Some of our investments are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments are recorded at fair value but will have limited liquidity or will not be publicly traded. The fair value of these investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. If our determination regarding the fair value of these investments are materially different than the values that we ultimately realize upon their disposal, this could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Risks Related to Our Financing Strategy
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We require outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for us has been the debt and equity capital markets, including issuances, directly or indirectly, of common equity, preferred equity, trust preferred securities and exchangeable senior notes, as well as notes in securitization financing transactions. Access to the capital markets and other sources of liquidity was severely disrupted during the credit crisis covering 2007 to 2010 followed by a deep recession. Despite recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted. For information about our available sources of funds, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the notes to our consolidated financial statements located in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Our portfolio is highly leveraged, which may adversely affect our return on our investments and may reduce cash available for distribution.
We leverage our portfolio generally through the use of mortgage notes, credit facilities, securitization financing transactions and other borrowings. The type and percentage of financing varies depending on our ability to obtain credit and the lender’s estimate of the stability of the portfolio’s cash flow. However, we do not restrict the amount of borrowings that we may incur. High leverage can, particularly during difficult economic times, increase our risk of loss and harm our liquidity. Moreover, we may have to incur more recourse borrowings, including recourse borrowings that are subject to mark-to-market risk, in order to obtain financing for our business.
We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
Our performance can be negatively affected by fluctuations in interest rates and shifts in the yield curve may cause losses.
Our financial performance is influenced by changes in interest rates, in particular, as such changes may affect our CRE securities, floating-rate borrowings and CRE debt to the extent such debt does not float as a result of floors or otherwise. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing borrowings and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire CRE securities, originate or acquire CRE debt at attractive prices and enter into hedging transactions. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control.
Interest rate changes may also impact our net book value as our CRE securities and hedge derivatives are marked to market each quarter. Generally, as interest rates increase, the value of our fixed rate securities decreases, which will decrease the book value of our equity.
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
Our interest rate risk sensitive assets, liabilities and related derivative positions are generally held for non-trading purposes.  As of December 31, 2013, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in an increase in net interest income of approximately $2 million annually.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets or LIBOR capped floating rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Increases in these rates may decrease our net income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets could result in losses for us and may limit our ability to make distributions to stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to stockholders.
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
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investments being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure stockholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Refer to the below risk factor “The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities” for a discussion of how the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, may affect the use of hedging instruments.
We use short-term borrowings to finance our investments and we may need to use such borrowings for extended periods of time to the extent we are unable to access long-term financing. This may expose us to increased risks associated with decreases in the fair value of the underlying collateral which could cause an adverse impact on our results of operations.
While we expect to seek non-recourse, non-mark-to-market, long-term financing through securitization financing transactions or other structures, such financing may be unavailable to us on favorable terms or at all. Consequently, we may be dependent on short-term financing arrangements that are not matched in duration to our financial assets. Short-term borrowing through repurchase arrangements, credit facilities and other types of borrowings may put our assets and financial condition at risk. Any such short-term financing may also be recourse to us, which will increase the risk of our investments. We currently have two credit facilities that provide for an aggregate of up to $240 million to finance loan originations. We may obtain additional facilities and increase our lines of credit on existing facilities in the future. Our financing structures may economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios and other covenants. In addition, the value of assets underlying any such short-term financing may be marked-to-market periodically by the lender, including on a daily basis. If the fair value of the assets subject to such financing arrangements decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations.  These facilities may be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. Our repurchase credit facilities provide for an unrestricted cash covenant of $20 million and this amount may increase in the future. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our income generated on such assets. In the event that we are unable to meet the collateral obligations for our short-term financing arrangements, our financial condition could deteriorate rapidly.
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We finance the origination and acquisition of a portion of our investments with credit facilities, mortgage notes, securitization financing transactions and other term borrowings, which may include repurchase agreements. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallel the maturities of the debt originated or acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to stockholders, for our operations and for future business opportunities. If alternative financing is not available on favorable terms, or at all, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution to stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the earnings that we can derive from the assets we originate or acquire.
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
Credit facilities may contain recourse obligations and any default could materially adversely affect our business, liquidity and financial condition.
We finance certain of our investments through the use of repurchase agreements. Obligations under certain repurchase agreements could be recourse obligations to us and any default thereunder could result in margin calls and further force a liquidation of assets at times when the pricing may be unfavorable to us.  Our default under such repurchase agreements could negatively impact our business, liquidity and financial condition.
We are subject to risks, such as declining real estate values and operating performance, associated with future advance or capital expenditure obligations.
Our debt investments may require us to advance future funds.  We may also need to fund capital expenditures and other significant expenses for our real estate property investments.  Future funding obligations subject us to significant risks such as that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower and tenant/operator may be unable to generate enough cash flow and execute its business plan, or sell or refinance the property, in order to repay our debt due.  We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action.  Further, future funding obligations require us to maintain higher liquidity than we might otherwise maintain and this could reduce the overall return on our investments and we could experience losses.
We enter into a variety of arrangements to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.
We use a variety of structures to finance our investments.  To the extent these financing arrangements contain mark-to-market provisions, if the market value of the investments pledged by us declines in value due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings.  In a weakening economic environment, we would generally expect credit quality and the value of the investment that serves as collateral for our financing arrangements to decline, and in such a scenario, it is likely that the terms of our financing arrangements would require partial repayment from us, which could be substantial.  Posting additional collateral to support our financing arrangements could significantly reduce our liquidity and limit our ability to leverage our assets.  In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional borrowings.  Financing arrangements that we may enter into may contain covenants that limit our ability to further incur borrowings and restrict distributions to stockholders.  Credit facilities we enter into contain financial covenants, including a minimum unrestricted cash covenant.  These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions to stockholders.
We are subject to risks associated with obtaining mortgage financing on our real estate, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
As of December 31, 2013, our real estate portfolio had $2.1 billion of total mortgage financing. Financing for new real estate investments and our maturing borrowings may be provided by credit facilities, private or public debt offerings, assumption of secured borrowings, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with financing, including the risks that our cash flow is insufficient to make timely payments of interest or principal, that may be unable to refinance existing borrowings or support collateral obligations and that the terms of refinancing may not be as favorable as the terms of existing borrowing. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions or the sale of the underlying property, our cash flow may not be sufficient in all years to make distributions to stockholders and to repay all maturing borrowings. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced borrowing would increase, which could reduce our profitability and the amount of distributions we are able to pay to stockholders. Moreover, additional financing increases the amount of our leverage, which could negatively affect our ability to obtain additional financing in the future or make us more vulnerable in a downturn in our results of operations or the economy generally.
We retain the equity interests in our N-Star CDOs, which entails certain risks, including that these interests are the most junior interests and receive distributions only if the CDO generates enough cash flow to pay all of the other senior CDO bonds.
Our equity interests in our consolidated and deconsolidated CDOs represent leveraged investments in the underlying assets. The senior CDO bonds participate in the cash flow in CDOs and distributions on equity interests are generally made only after payment of interest on, and principal of, the senior CDO bonds. Although generally there is no interest or principal due on the equity notes, distributions may be made to us as holders of the equity interests on each payment date only after all of the other required payments are made. There will be little or no cash flow available to our equity interests if there are defaults by the obligors under the underlying collateral and those defaults exceed a certain amount. In that event, the value of our equity interests in our CDOs could decrease quickly and substantially. There can be no assurance that after making required payments on the senior CDO bonds there will be any remaining funds available to pay us. Accordingly, our equity interests may not be paid in full and we may be subject to a loss of all or part of our interest in the event that payments are not made on the underlying assets or losses are incurred with respect to the underlying assets, which could have a material adverse effect on us. For information about our interest in N-Star CDOs, refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the notes to our consolidated financial statements located in Part II, Item 8. “Financial Statements and Supplementary Schedules” of this Annual Report on Form 10-K.
Our CDO bonds payable have certain coverage tests that are required to be met in order for payments to be made to our equity interests in the N-Star CDOs. Failing coverage tests could significantly impact our cash flow and overall liquidity position.
Our CDO bonds payable generally require that the underlying collateral and cash flow generated by the collateral be in excess of ratios stipulated in the related indentures. These OC, and interest coverage, or IC, tests are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral may be used to pay principal of, and interest on, our equity interests in the N-Star CDOs. Our N-Star CDOs are collateralized by CRE debt and securities, with a majority of our equity invested in our CRE debt CDOs. Uncured defaults on CRE debt and rating agency downgrades on CMBS are the primary causes for decreases in the OC and IC tests. In the event these tests are not met, cash flow that would normally be distributed to us would be used to amortize the senior CDO bonds until the CDO is back in compliance with the tests. Even if we have control because we may have originated a loan and even when we may be able to appoint ourselves as special servicer in connection with a CMBS investment, we may be unable to prevent adverse conditions that could negatively affect our cash flow and overall liquidity position.
As of December 31, 2013, all of our CRE debt N-Star CDOs were in compliance with their OC and IC tests. Three of our remaining N-Star securities CDOs (I, III, and V) were out of compliance with their respective OC tests and we expect that complying with OC and IC tests will continue to be difficult. Challenging economic conditions, deterioration of the CRE market and credit rating downgrades of real estate securities would make complying with OC and IC tests more difficult or even impossible in the future. Our failure to satisfy the coverage tests could adversely affect our operating results, liquidity and cash flow.
The reinvestment period for all of our N-Star CDOs have expired.
During the reinvestment period of our N-Star CDOs, we were permitted to reinvest principal payments on the underlying assets into qualifying replacement collateral. Because we are unable to reinvest principal in these CDOs after the reinvestment period ends, principal repayments on investments are redirected to pay down the senior bonds, which delevers the CDO and negatively impacts our cash flow. Furthermore, following the end of the reinvestment period of the N-Star CDOs, our ability to manage and maintain the OC and IC ratios is limited as we are unable to reinvest principal in the CDOs. This may adversely affect our cash flow related to our interests in these N-Star CDOs, regardless of whether such CDOs are consolidated or have since been deconsolidated from our consolidated balance sheets. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further discussion of our legacy CDO business.
A payment default on our N-Star CDO bonds could have a compounding effect on other N-Star CDOs.
Certain of our N-Star CDOs have invested in CDO bonds issued by other N-Star CDOs that we sponsored and/or acquired. Such investments expose us to increased risk, as defaults in any particular CDO would also affect another CDO that owns bonds in the CDO that experiences defaults. Defaults across certain of our N-Star CDOs could, therefore, have a material impact on the cash flow of other N-Star CDOs that we own that may not have otherwise experienced such an impact.
We may finance assets that we hold on our balance sheet within our N-Star CDOs and such financings could expose us to additional risk.
We financed assets that we hold on our balance sheet within our N-Star CDOs. For example, we financed a $75 million preferred equity interest and a $121 million mortgage loan in our healthcare portfolio within certain of our N-Star CDOs that are no longer consolidated. The aggregate interest expense on these financings for the year ended December 31, 2013 was $12 million, of which $10 million was eliminated in consolidation prior to the deconsolidation. While we believe such transactions are entered into on market terms, we could be subjected to additional scrutiny as we controlled such CDOs and the assets being financed by the CDOs. If it was ever determined that we did not satisfy our obligations to a CDO in connection with such a financing, we could be subject to damages and costs that may adversely affect our business, operations and financial condition.

The documentation governing our N-Star CDOs is complex and contains certain ambiguities that are subject to interpretation.
Each of our N-Star CDOs is governed by an indenture, collateral management agreement and other documentation.  The documents are complex and collectively describe the conditions upon which we can sell assets and reinvest principal proceeds and set forth covenants and other provisions to which we and the CDOs are subject.  In certain circumstances, the performance of the underlying CDO collateral has raised ambiguities in our CDO documentation.  Although we have as a general matter been able to reach agreement with our CDO trustees as to how the CDO documentation should be interpreted, it is possible that we and our CDO trustees may not be able to reach agreement on important CDO documentation provisions in the future.  To the extent we and our CDO trustees are unable to resolve any differences in the interpretation of CDO documentation, or if third parties, such as bondholders or other parties, do not agree with conclusions that are reached by us and/or the CDO trustees, our ability to manage the underlying collateral, and thus maintain the OC and IC ratios and otherwise optimize the performance of our CDOs, may be adversely affected. We could take a position, inadvertently or otherwise, that a court ultimately determines constitutes a breach of the underlying agreements and the results of such a determination could have a material adverse affect on our business and financial condition.
We may be unable to complete additional securitization financing transactions due to, among other things, a decrease in liquidity in the CRE market.
For CRE debt and securities investments originated or acquired prior to 2010, we accessed the securitization markets to obtain non-recourse, non-mark to market, permanent financing which were structured as CDOs. Issuing long-term financing, such as CDO bonds, has historically been an important part of our overall business plan. In November 2012 and in August 2013, we and on behalf of NorthStar Income, entered into two securitization financing transactions, however, we may be unable to complete similar transactions in the future due to several factors, including decreased liquidity in the CRE market. If we are unsuccessful in accessing this market, we may be exposed to less favorable financing terms, if any, which could adversely affect our business.
If we breach representations or warranties that we made in our Securitization Financing Transactions, or if either we or NorthStar Income suffer a loss in our retained interests in that transaction, our financial condition could be harmed.
In November 2012, we closed a Securitization Financing Transaction collateralized by $351 million of directly originated CRE debt by us and NorthStar Income. We, through our subsidiaries, contributed five CRE debt investments with a $152 million aggregate principal balance to the Securitization Financing Transaction and NorthStar Income, through its subsidiaries, contributed nine CRE debt investments with a $199 million aggregate principal balance. This transaction involved the issuance and sale of a total of $228 million of investment-grade bonds. Affiliates of ours and NorthStar Income retained all of the below investment-grade bonds with an affiliate of ours retaining $54 million of a total of $124 million, representing our equity interest in the CRE debt we contributed to the Securitization Financing Transaction. This is the first such financing transaction we had completed in several years.
In connection with the Securitization Financing Transaction, subsidiaries of ours made certain customary representations, warranties and covenants. If there is a breach of those representations and warranties or a defect in the documentation of any of the contributed assets, which breach or defect materially and adversely affects the value of the subject contributed asset, the value of the related mortgaged property or the interests of the trustee therein, then a subsidiary of ours, NRFC Sub-REIT Corp., or Sub-REIT, will be required to either cure the breach, repurchase the affected contributed asset from the issuing entity, replace the affected contributed asset with another asset or make a loss of value payment, as the case may be. Any such loss could be material and have an adverse effect on our financial condition.
Further in connection with this transaction, since we and NorthStar Income both contributed assets into a single securitization, we entered into a partnership agreement with NorthStar Income that provides that both parties will receive the economic benefit and bear the economic risk associated with the assets each contributed into the securitization. In both cases, a portion of our and NorthStar Income’s respective retained interests will be subordinate to interests of the senior bondholders. In the event that we or NorthStar Income suffers a complete loss of a portion of the respective retained interests, any additional losses would be borne by the remaining retained interests held by us or NorthStar Income, as the case may be, prior to the senior bondholders.
We may enter into similar transactions in the future and those transactions could likely entail similar and other substantial risks.
Our exchangeable senior notes and our repurchase credit facilities are recourse obligations to us.
As of December 31, 2013, $544 million of our exchangeable senior notes were outstanding, of which $13 million, $173 million, $13 million and $345 million we may be required to repurchase in June 2014, March 2016, June 2019 and June 2023, respectively. These amounts are full recourse obligations of our company. If we are not able to extend, refinance or repurchase these borrowings, we may not have the ability to repay these amounts when they come due. Our inability to repay any of our exchangeable senior notes could cause the acceleration of our borrowings, which would have a material adverse effect on our business. In 2014 through February 26, 2014, we exchanged an aggregate $147 million principal amount of exchangeable senior notes and settled all such exchanges in shares of our common stock.
We have two credit facilities that provide for an aggregate of up to $240 million to finance loan originations. We may enter into additional facilities in the future and increase available lines under our current facilities. In connection with our existing credit facilities, we executed guaranty agreements with our lenders pursuant to which we guaranteed the obligations of the borrowers. Certain events of default under the credit facilities could cause us to become liable to repay the borrowings under the repurchase credit facilities, which could have a material adverse effect on our business.
Our exchangeable senior notes contain cross-default provisions.
The indenture agreements governing our exchangeable senior notes contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of borrowings under other agreements. If a cross-default occurred, we may not be able to pay our liabilities or access capital from external sources in order to refinance our borrowings. If some or all of our borrowings default and it causes a default under other borrowings, our business, financial condition and results of operations could be materially and adversely affected.
The holders of our exchangeable senior notes may elect to exchange those notes prior to maturity and we may be required to use common stock, cash or both to satisfy our exchange obligations.
Our exchangeable senior notes may be exchanged at any time prior to maturity at the option of the holder in accordance with the terms of the applicable indenture.  In December 2013, we made a revocable election to satisfy our exchange obligations with shares of our common stock for the principal amount of the notes, as determined in accordance with the applicable indenture.  We may change our election at any time in accordance with the terms of the applicable indentures and elect to satisfy all exchanges with a combination of cash and common stock, rather than only common stock.  Moreover, since the announcement of our proposed spin-off of our asset management business through February 26, 2014, we exchanged an aggregate of $215 million principal amount of exchangeable senior notes and settled all such exchanges in shares of our common stock. These exchanges, as well as any additional exchanges we may effect in the future through settlement with shares of our common stock, will exacerbate the dilutive effects to stockholders, including with respect to our asset management business. If we determine to use only cash to exchange our notes rather than stock, our liquidity could be negatively impacted. If holders of the notes determine to exchange their notes prior to maturity, we could be required to use common stock to exchange our notes, which could cause our existing stockholders to suffer significant dilution.  If the price of our common stock continues to rise and our distributions continue to increase, the economic incentive to exchange our notes will likely increase.
We may be unable to obtain financing required to originate or acquire investments as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions to stockholders.
We expect to fund a portion of our investments with financing. We cannot assure stockholders that financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to use our credit facilities, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our income. Challenges in the credit and financial markets have reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions to stockholders.
Risks Related to Our Asset Management Business
The organization and management of NorthStar Income, NorthStar Healthcare and NorthStar Income II and any future companies we may sponsor and manage may create conflicts of interest.
We currently sponsor and, through majority-owned subsidiaries, are the advisor of NorthStar Income, NorthStar Healthcare and NorthStar Income II. Our Sponsored Companies, along with any new future sponsored companies or similar type entities we may manage, will acquire assets consistent with their business objectives and that are allocated to them in accordance with our investment allocation policy, which we adopted to ensure that investments are allocated fairly and appropriately among us and our Sponsored Companies. Our investment strategy may be very similar to that of our Sponsored Companies, and therefore many investment opportunities that are suitable for us may also be suitable for our Sponsored Companies, resulting in potential conflicts of interest, including between investors in these Sponsored Companies and stockholders, and although we have adopted an investment allocation policy to reduce the conflicts of interest between us and our Sponsored Companies, there is no assurance that we will be successful in eliminating the conflicts arising from the allocation of investment opportunities. When determining the entity for which an investment opportunity would be the most suitable, the factors that our investment professionals may consider include, among other factors, the following:

•	investment objectives, strategy and criteria;

•	cash requirements;

•	effect of the investment on the diversification of the portfolio, including by geography, size of investment, type of investment and risk of investment;

•	leverage policy and the availability of financing for the investment by each entity;

•	anticipated cash flow of the asset to be acquired;

•	income tax effects of the purchase;

•	the size of the investment;

•	the amount of funds available;

•	cost of capital;

•	risk return profiles;

•	targeted distribution rates;

•	anticipated future pipeline of suitable investments;

•	the expected holding period of the investment and the remaining term of the Sponsored Company, if applicable; and

•	affiliate and/or related party considerations.
If, after consideration of the relevant factors, we determine that an investment is equally suitable for us and one of our Sponsored Companies, the investment will be allocated among each of the applicable NorthStar entities, including us, on a rotating basis. If, after an investment has been allocated to us or another Sponsored Company, a subsequent event or development, such as delays in structuring or closing on the investment, makes it, in the opinion of our investment professionals, more appropriate for another NorthStar entity to fund the investment, we may determine to place the investment with the more appropriate entity while still giving credit to the original allocation. In certain situations, we may determine to allow more than one investment vehicle, including us, to co-invest in a particular investment.
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
In addition, under this policy, our investment professionals may consider the investment objectives and anticipated future pipeline of future investments of the investment vehicles that we sponsor. We may choose, for a variety of reasons, to source investment opportunities in the healthcare industry to NorthStar Healthcare rather than to us. The decision of how any potential investment should be allocated among us and one of our Sponsored Companies for which such investment may be suitable may, in many cases, be a matter of subjective judgment which will be made by us.
We earn management and other fees for our services to our Sponsored Companies. Our executives and other real estate and debt finance professionals may face conflicts of interest in allocating their time to us versus our Sponsored Companies. Although as a company we will seek to make these decisions in a manner that we believe is fair and consistent with the operative legal documents governing these investment vehicles, the transfer or allocation of these assets may give rise to investor dissatisfaction or litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation which would materially adversely affect our business and our ability to attract investors for future vehicles.
Our organization and management of our Sponsored Companies could distract our management and have a negative effect on our business.
The organization and management of our Sponsored Companies could divert our management team’s attention from our existing business to form and manage the operations and personnel of our Sponsored Companies and implement the business initiatives. Our management team could be required to spend significant time and financial resources on our Sponsored Companies, which could distract and prevent them from furthering our core business activities, regardless of the outcome of our Sponsored Companies. Consequently, this could have a negative effect on our business.

Our ability to raise capital and attract investors in our Sponsored Companies is critical to their success and consequently our ability to grow our asset management business.
Our Sponsored Companies depend upon our ability to attract purchasers of equity interests, which is highly dependent upon the efforts of the motivated sales force of our subsidiary, NorthStar Securities. NorthStar Securities is a FINRA member wholesale broker-dealer that is registered in the various jurisdictions in which our Sponsored Companies will do business. Our ability to grow our Sponsored Companies will be dependent on our ability to retain and motivate our sales force and other key personnel and to strategically recruit, retain and motivate new talent. However, we may not be successful in our efforts to recruit, retain and motivate the required personnel as the market for qualified professionals is extremely competitive. If we do not retain a motivated and effective sales force, or our sales professionals join competitors or form competing companies, it could result in the loss of significant investment opportunities and possibly existing investors, which would have a material impact on our Sponsored Companies. If we do not successfully grow our Sponsored Companies, our asset management business will suffer and our revenues and financial condition could deteriorate.
Because there are numerous companies seeking to raise capital through non-traded REITs, it may be more difficult for us to do so, particularly as a relatively new sponsor.
The number of entrants in the non-traded REIT space has grown significantly over the last couple of years.  We have invested significant capital into the organization and management of our Sponsored Companies, NorthStar Income, NorthStar Healthcare and NorthStar Income II and may in the future invest additional capital in other non-traded REIT products.  Based on publicly-available information, as of December 31, 2013, there were 55 active non-traded REITs in the marketplace, including our Sponsored Companies, and 10 others have filed registration statements. As a result, we will be subject to significant competition from these and other companies seeking to raise capital in the non-traded REIT space. There can be no assurance that we will be able to compete successfully against current and future competitors and raise capital through our Sponsored Companies or recoup our invested capital.
There is no assurance NorthStar Securities will be able to enter into additional third-party selling agreements on behalf of NorthStar Healthcare, NorthStar Income II or any other new entities we may sponsor. Additionally, declines in asset value and reductions in distributions in our Sponsored Companies could cause the loss of such third-party selling agreements and limit our ability to sign future third-party selling agreements.
NorthStar Securities has entered into, and we anticipate will enter into additional third-party selling agreements in order to raise capital for our Sponsored Companies. There is no assurance, however, that we will be able to enter into additional third-party selling agreements on favorable terms, or at all, which would hinder or even cease our ability to raise capital for our Sponsored Companies. Additionally, significant declines in asset value and reductions in distributions in our Sponsored Companies could cause us to lose third-party selling agreements and limit our ability to sign future third-party selling agreements.
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
NorthStar Securities is a FINRA member wholesale broker-dealer that is registered in the various jurisdictions in which our Sponsored Companies do business. NorthStar Securities must comply with various regulatory guidelines to maintain its FINRA membership and continue to operate as a wholesale broker-dealer. There is no guarantee that FINRA, the SEC or the states or territories in which NorthStar Securities is registered will not take action against NorthStar Securities to remove its membership and/or registrations. Even if we have complied with applicable rules, our broker-dealer could still be subjected to investigation and scrutiny that could distract our management, force us to incur substantial cost and harm our brand. If we have failed to comply with applicable rules, we could be subject to enforcement actions and other penalties that could disrupt our business. Accordingly, such events would delay or potentially hinder sales of our Sponsored Companies’ securities.
Government and self-regulatory organization intervention may limit our ability to continue to implement certain strategies or manage certain risks.
Government and self-regulatory organizations have significant influence over the regulatory framework under which our company operates. In the past, these organizations have also undertaken significant measures to influence market forces including quantitative easing, direct capital infusions into struggling industries or other programs and strategies. As one recent example, in January 2014 FINRA filed with the SEC proposed amendments to FINRA rules, which, if adopted by the SEC without modification, may significantly affect the manner in which non-traded REITs, such as our Sponsored Companies, raise capital. The proposed amendments may cause a significant reduction in capital raised by non-traded REITs, which may cause a material negative impact on our Sponsored Companies’ ability to achieve their business plans and to successfully complete their offerings, as the case may be, our ability to launch new Sponsored Companies and may further result in a reduction of revenue we are able to earn from our Sponsored Companies. These proposed amendments could be adopted and become effective during 2014.
Such intervention has also in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have an impact on our operating results and financial condition.
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
The securities of our Sponsored Companies, like other non-traded REITs, are sold through the independent broker-dealer channel (i.e., U.S. broker-dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations, such as FINRA, adopt rules, subject to approval by the SEC that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker-dealers.
Furthermore, in January 2014, FINRA filed with the SEC proposed amendments to FINRA rules, which, if adopted by the SEC without modification, may significantly affect the manner in which non-traded REITs raise capital. The proposed amendments may cause a significant reduction in capital raised by non-traded REITs, which may cause a material negative impact on our Sponsored Companies ability to achieve their business plans and to successfully complete their offerings.
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs, and accordingly our Sponsored Companies may face increased difficulties in raising capital in their offerings. Should these companies be unable to raise substantial funds in their offerings, the number and type of investments they may make will be curtailed, all of which could materially adversely affect our fee income generated from our broker-dealer that acts as the dealer manager of these offerings as well as the fees we earn based on capital under management and the nature of the transactions undertaken by our Sponsored Companies. If we, or our Sponsored Companies become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation and be distracting to our management.
The creation and management of our Sponsored Companies and other vehicles could require us to register with the SEC as an investment adviser under the Investment Advisers Act, which could impact the types of investments that it recommends our Sponsored Companies make and cause us not to invest in opportunities that meet the respective Sponsored Companies investment criteria. If we are required to register, it could also hinder our operating performance and negatively impact stockholders’ return on investment.
We are not currently required to register as an investment adviser under the Investment Advisers Act.  Furthermore, we believe that if we manage our Sponsored Companies consistent with the strategy adopted by their respective board of directors, we will not be required to register under the Investment Advisers Act even as a result of changes to the Investment Advisers Act implemented by the Dodd-Frank Act, which became effective in July 2011.
Given the changes instituted by the Dodd-Frank Act, an investment adviser can be required to register with the SEC as an investment adviser if it has regulatory assets under management in excess of relevant statutory thresholds (or meets other statutory requirements), even if it manages only a single entity. Whether an adviser has sufficient regulatory assets under management to require registration depends on the nature of the assets it manages. In calculating regulatory assets under management, we must include the value of each “securities portfolio” we manage. If the investments of our Sponsored Companies were to constitute a “securities portfolio” under the Investment Advisers Act, then we would be required to register. Specifically, we believe that the assets of our Sponsored Companies will not constitute a securities portfolio so long as a majority of the assets consist of originated loans, real estate and cash and the assets do not currently constitute a securities portfolio. Since we do not believe the assets of our Sponsored Companies will constitute a securities portfolio, we do not believe we have any regulatory assets under management, and therefore do not need to register.

We intend to manage the investments of our sponsored vehicles consistent with their respective strategy and so as they will continue to not constitute a securities portfolio in the future. In so doing, it is possible that we could determine not to seek and recommend certain CRE debt and securities available on the secondary market that we might otherwise consider for our Sponsored Companies. In such a scenario, we may not invest in opportunities on behalf of our Sponsored Companies that could improve their operating performance and positively impact stockholders’ return on investment. If the board of directors of the respective Sponsored Company determines to modify its strategy in such a way as to make it likely that we would be required to register under the Investment Advisers Act, it could negatively impact our business because we may, among other things, have to devote significant additional management time and may incur significant additional costs, which could decrease stockholders’ return on investment.
Termination of management arrangements with one or more of our managed entities could harm our business.
We provide management services to our existing Sponsored Companies and certain CDOs and may provide management services to additional entities in the future. Our management services can be terminated for reasons outside of our control. Upon any such termination, our management fees, after payment of any termination payments required, would cease, thereby reducing our expected revenues.
We act as special servicer with respect to certain securitization financing transactions and certain CMBS investments and also have administrative responsibilities relating to certain CDOs. We may make decisions that subject us to loss and expose us to liability from third parties related to such responsibilities.
We act as special servicer with respect to certain securitization financing transactions and certain CMBS investments. When acting in that capacity, we are responsible for servicing the subject assets in accordance with applicable industry standards, laws, regulations and contractual obligations. As special servicer, we are responsible for critical functions that can have a significant effect on the value of the underlying assets. If we fail to adhere to applicable industry standards, laws, regulations or contractual obligations, or if we make decisions that are not effective, we could suffer significant losses and expose ourselves to substantial liability from third parties who were relying on our servicing function. In addition, for certain CDOs although we have administrative responsibilities relating to the CDOs, the collateral management rights have been delegated to third parties and as a result, we do not have control over the investments made by such CDOs.
There are risks in using custodians.
Our business may depend on the services of custodians to carry out certain transactions. In the event of the insolvency of a custodian, our managed entities might not be able to recover equivalent assets in full as they will rank among the custodian’s unsecured creditors in relation to assets which the custodian borrows, lends or otherwise uses. In addition, the cash held by our managed entities with a custodian will not be segregated from the custodian’s own cash and such entities will therefore rank as unsecured creditors in relation thereto.
Risks Related to Our Investments in Healthcare Assets
The healthcare industry is highly competitive and we expect it to become more competitive.
We own and manage a portfolio of healthcare properties, with a focus on the mid-acuity senior housing sector. A majority of our assets are assisted living, skilled nursing and independent living facilities. In addition, we are currently raising capital for NorthStar Healthcare, a non-traded REIT formed to originate, acquire and manage a diversified portfolio of debt and equity investments in the healthcare property sector that we sponsor and advise and earn management and other fees for our services. NorthStar Securities also acts as the dealer manager for this offering.
The healthcare industry is highly competitive and we expect that it may become more competitive in the future. The operators of the properties we own or lend to compete with numerous other companies that provide long-term care alternatives such as home healthcare agencies, life care at home, facility-based service programs, retirement communities and other independent living, assisted living and skilled nursing providers, including not-for-profit entities. In general, regulatory and other barriers to competitive entry in the assisted living and independent living segments of the healthcare industry are not substantial, although there are often regulatory barriers to the development of skilled nursing facilities. Consequently, our operators may encounter increased competition that could limit their ability to attract new residents, raise resident fees or expand their businesses, which could adversely affect our revenues and earnings.
Our failure or the failure of our operators to comply with licensing and certification requirements, the requirements of governmental reimbursement programs such as Medicare or Medicaid, fraud and abuse regulations or new legislative developments may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
We or our operators, as the case may be, are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. With respect to our healthcare properties held and operated through net lease structures, we have no direct control over our operators’ ability to meet the numerous federal, state and local regulatory requirements. Changes in these laws and regulations could negatively affect the ability of our operators to make lease payments to us and our ability to make distributions to stockholders. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. In addition, failure to comply with these laws, requirements and regulations may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. In particular:

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

•
Medicare and Medicaid. Generally, a portion of the revenue from the operation of our healthcare properties (and a significant portion of the revenue in the case of a skilled nursing facility) is derived from governmentally-funded reimbursement programs, primarily Medicare and Medicaid, and failure to maintain enrollment and participation in these programs would result in a loss of funding from such programs. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control healthcare costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of healthcare services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding healthcare costs and their budgetary impact and the specter of fraud and abuse in claims reimbursement may result in significant reductions in payments to our operators, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Exclusion, debarment, suspension or other ineligibility to participate in federal healthcare programs or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could cause our or our operator’s revenue and the value of the affected healthcare properties to decline.

•
Fraud and Abuse Laws and Regulations. There are complex federal and state laws governing a wide array of referrals, financial relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit financial inducements for referrals, filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. The Office of the Inspector General of the U.S. Department of Health and Human Services has announced a number of new and ongoing initiatives to study instances of potential Medicare and Medicaid overbilling and/or fraud. Violations of these laws subject persons and entities to termination from participation in Medicare, Medicaid and other federally funded healthcare programs. In addition, the federal False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery. Because of these incentives, these so-called “whistleblower” suits have become more frequent. The violation of any of these laws or regulations by us or by any of our operators may result in the imposition of significant monetary damages, fines and other penalties.

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

•	Legislative and Regulatory Developments. Legislative proposals are often introduced or proposed in the U.S. Congress and in some state legislatures that would effect changes in the healthcare system.
The healthcare industry is heavily regulated. New laws or regulations such as the healthcare reform law and related regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our operators to make rent payments to us.
The healthcare industry is heavily regulated by federal, state and local governmental bodies. Healthcare operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our operators to make lease payments to us and our ability to make distributions to stockholders.
Many of our targeted properties and their operators may require a license or CON to operate. Failure to obtain a license or CON, or loss of a required license or CON would prevent a facility from operating in the manner intended by the operator. These events could materially adversely affect our operators’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare-related facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change. We cannot predict the impact of state CON laws on our development of facilities or the operations of our operators.
In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our operators’ abilities to make rent payments to us.
In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to stockholders.
In addition, the Patient Protection and Affordable Care Act of 2010 has not yet been fully implemented.  To the extent it has been implemented, there are limited regulations and interpretative guidance.   It is impossible to predict the content and timing of future regulations or additional health reform legislation.  Future changes could negatively affect our operators’ abilities to make rent payments to us, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act of 2010 and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 which in part modified the Patient Protection and Affordable Care Act of 2010. Together, the two laws serve as the primary vehicle for comprehensive healthcare reform in the United States and are becoming effective through a phased approach, which began in 2010 and will conclude in 2018. The laws are intended to reduce the number of individuals in the United States without health insurance and significantly change the means by which healthcare is organized, delivered and reimbursed. The healthcare reform legislation includes program integrity provisions that both create new authorities and expand existing authorities for federal and state governments to address fraud, waste and abuse in federal health programs. In addition, the healthcare reform legislation expands reporting requirements and responsibilities related to property ownership and management, patient safety and care quality. In the ordinary course of their businesses, our operators may be regularly subjected to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. If they do not comply with the additional reporting requirements and responsibilities, our operators’ ability to participate in federal health programs may be adversely affected. In addition, the healthcare reform legislation contains new initiatives to strengthen post-acute care services and promote relationships between acute and post-acute care providers. If our operators fail to strengthen or maintain their relationships with acute care providers, the operators’ revenues could decline which could ultimately have an impact on their ability to pay rent. Moreover, there may be other aspects of the healthcare reform legislation for which regulations have not yet been adopted. All of these provisions of the healthcare reform legislation including those that have yet to be adopted, could materially and adversely affect our operators, and therefore our business, financial condition, results of operations and ability to make distributions to stockholders.
State law may limit the availability of certain types of healthcare facilities for our acquisition or development and may limit our ability to replace obsolete properties.
CON laws may impose investment barriers for us. Some states regulate the supply of some types of healthcare facilities, such as skilled nursing facilities or assisted living facilities, through CON laws. A CON typically is a written statement issued by a state regulatory agency evidencing a community’s need for a new, converted, expanded or otherwise significantly modified healthcare facility or service which is regulated pursuant to the state’s statutes. These restrictions may create barriers to entry or expansion and may limit the availability of properties for our acquisition or development. In addition, we may invest in properties which cannot be replaced if they become obsolete unless such replacement is approved or exempt under a CON law.
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
Some operators of our mid-acuity senior housing and other healthcare properties are subject to fraud and abuse laws, the violation of which by an operator may jeopardize the operator’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs.  Our lease arrangements with certain operators may also be subject to these fraud and abuse laws.
These laws include, but are not limited to:

•
the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral or recommendation for ordering of any item or service reimbursed by Medicare or Medicaid;

•
the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician or an immediate family member has a financial relationship;

•
the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and

•	the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts.
Each of these laws includes criminal and civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs.  Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof.  Additionally, states in which the facilities are located may have similar fraud and abuse laws.  Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our operators could jeopardize that operator’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Economic downturns, weakness in the housing and equity markets, lowered consumer confidence and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities and, in turn, materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Costs to seniors associated with independent and assisted living services are generally not reimbursable under government reimbursement programs such as Medicare and Medicaid. Only seniors with income or assets meeting or exceeding the comparable median in the regions where our facilities are located typically will be able to afford to pay the entrance fees and monthly resident fees. Economic downturns, softness in the housing market, lower levels of consumer confidence, reductions or declining growth of government entitlement programs (such as social security benefits), stock market volatility, changes in demographics and other events could adversely affect the ability of seniors to afford the entrance fees or monthly resident fees for our healthcare facilities. If our operators are unable to retain and attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other services provided by our operators at our healthcare facilities, our occupancy rates could decline, which could, in turn, materially adversely affect our business, results of operations and financial condition and our ability to make distributions to stockholders.

The inability of seniors to sell real estate may delay their moving into our facilities which could materially adversely affect our occupancy rates and our business, financial condition and results of operations and our ability to make distributions to stockholders.
Downturns in the U.S. housing market could adversely affect the ability (or perceived ability) of seniors to afford entrance fees and monthly resident fees at our healthcare facilities, as potential residents frequently use the proceeds from the sale of their homes to cover the costs of these fees. Specifically, if seniors have a difficult time selling their homes, these difficulties could impact their ability to relocate into our facilities or finance their stays at our facilities. This could cause the amount of our revenues generated by private payment sources to decline. The U.S. housing market has improved, however, the uncertainty over the federal budget deficit, political gridlock and many other factors continue to weigh on the markets and the economy. If the housing market does not continue to improve or again declines, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.
The recession and subsequent slow recovery of the U.S. economy continues to affect state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes and eligibility expansions authorized by the healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare related programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our operators and their ability to meet their obligations to us.
Possible changes in the acuity profile of our residents as well as payor mix and payment methodologies may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
The sources and amounts of our revenues from our healthcare property portfolio are determined by a number of factors, including licensed bed capacity, occupancy, the acuity profile of residents and the rate of reimbursement. Changes in the acuity profile of the residents as well as payor mix among private pay, Medicare and Medicaid may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Because of the unique and specific improvements required for healthcare properties, we may be required to incur substantial renovation costs to make certain of our properties suitable for other operators, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Healthcare properties are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times operator-specific. A new or replacement operator may require different features in a property, depending on that operator’s particular operations. If a current operator is unable to pay rent and vacates a property, we may incur substantial costs to modify a property for a new operator, or for multiple operators with varying infrastructure requirements, before we are able to release the space. Consequently, our healthcare properties may not be suitable for lease to other operators or for alternative uses without significant costs or renovations, which costs may materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
If our operators fail to maintain a positive reputation and cultivate new or maintain existing relationships with residents in the markets in which they operate, our operators’ occupancy percentage, payor mix and resident rates may deteriorate which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
The ability of our operators to obtain and maintain the overall occupancy percentage, payor mix and resident rates at our healthcare facilities depends on our operators’ reputation in the communities they serve and our operators’ ability to successfully market our facilities to potential residents. A large part of our operators’ marketing and sales effort is directed towards cultivating and maintaining legally compliant relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders. Our operators may mismanage our healthcare facilities, be subjected to governmental intervention, including shutting down of the facilities and be the subject of negative public news articles and other adverse attention. In such a case, our operators’ ability to continue functioning would be in severe jeopardy and our ability to realize value on our underlying assets could be materially adversely affected.

We may not be able to compete effectively in those markets where overbuilding exists and our inability to compete in those markets may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.
Overbuilding in the healthcare segment in the late 1990s reduced occupancy and revenue rates at healthcare properties. This, combined with unsustainable levels of borrowings, forced several operators into bankruptcy. The occurrence of another period of overbuilding could adversely affect our future occupancy and resident fee rates, which in turn could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
Our operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.
Our operators may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our operators, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and litigation may not, in certain cases, be available to our operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. From time-to-time, there may also be increases in government investigations of long-term care providers, particularly in the area of Medicare/Medicaid fraud and abuse and resident care, as well as increases in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation, whether currently asserted or arising in the future, could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a healthcare operator’s financial condition. If a healthcare operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a healthcare operator is required to pay uninsured punitive damages or if a healthcare operator is subject to an uninsurable government enforcement action, the healthcare operator could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the healthcare operator’s business and its ability to meet its obligations to us.
Moreover, advocacy groups that monitor the quality of care at healthcare facilities have sued healthcare operators and called upon state and federal legislators to enhance their oversight of trends in healthcare facility ownership and quality of care. In response, the healthcare reform law imposes additional reporting requirements and responsibilities for healthcare operators. Patients have also sued healthcare operators and have, in certain cases, succeeded in winning very large damage awards for alleged abuses. Even if the plaintiffs are not successful in obtaining the awards, the allegations may have an adverse effect on our operators’ reputation and may be detrimental to future operations. This litigation and potential future litigation has materially increased the costs incurred by our operators for monitoring and reporting quality of care compliance. Furthermore, the cost of medical malpractice and liability insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of healthcare facilities continues. Compliance with the requirements in the healthcare reform law could increase costs as well. Increased costs could limit our operators’ ability to meet their obligations to us, potentially decreasing our revenue and increasing our collection and litigation costs. To the extent we are required to remove or replace an operator, our revenue from the affected property could be reduced or eliminated for an extended period of time.
 Delays in our operators’ collection of their accounts receivable could adversely affect their cash flow and financial condition and their ability to meet their obligations to us.
Prompt billing and collection are important factors in the liquidity of our operators. Billing and collection of accounts receivable are subject to the complex regulations that govern Medicare and Medicaid reimbursement and rules imposed by non-government payors. The inability of our operators to bill and collect on a timely basis pursuant to these regulations and rules or pursuant to any other programs, federal, state or otherwise, could subject them to payment delays that could negatively impact their cash flow and ultimately their financial condition and their ability to meet their obligations to us.
We face increasing competition for the acquisition of healthcare properties which may impede our ability to make acquisitions or may increase the cost of these acquisitions which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.
We compete with many other businesses engaged in real estate investment activities for the acquisition of healthcare properties, including local, regional and national operators and acquirers and developers of healthcare real estate. The competition for healthcare properties may significantly increase the price we might pay for a facility or property we seek to acquire and our competitors may succeed in acquiring those facilities or properties themselves. In addition, operators with whom we attempt to do business may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition may result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to stockholders may be materially adversely affected.
Adverse trends in healthcare provider operations may negatively affect lease revenues and our ability to make distributions to stockholders.
The healthcare industry, including the senior housing sector, is currently experiencing:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third-party reimbursement policies;

•	significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas;

•	continued pressure by private and governmental payors to reduce payments to providers of services; and

•	increased scrutiny of billing, referral and other practices by federal and state authorities.
These factors may adversely affect the economic performance of some or all of our senior housing and other healthcare property operators and, in turn, our lease revenues and our ability to make distributions to stockholders.
Reimbursement rates from third-party payors have been reduced in the past and could be reduced again in the future, which would materially adversely affect our business, financial condition and results of operations and our ability to make distributions to stockholders.

Our ability to generate revenue and income influences the underlying value of our mid-acuity senior housing facilities.  With respect to our skilled nursing facilities primarily, these revenues are generally derived from reimbursements paid to our operators.  Sources of reimbursements include Medicare, state Medicaid programs, private insurance carriers, healthcare service plans, health maintenance organizations, preferred provider arrangements, self-insured employers and the patients themselves.  Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to a property’s charges.  Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements, have in the past, and could in the future, result in a substantial reduction in our operators’ revenues and, therefore, our operators’ ability to pay rent.  Additionally, revenue realizable under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits.  Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary.  The recently enacted healthcare reform law and regulatory changes could impose further limitations on government and private payments to healthcare providers.  The Patient Protection and Affordable Care Act of 2010 requires annual Medicare provider payment updates, including for skilled nursing facilities, to be reduced by a productivity adjustment based on economy-wide productivity.  In 2012, Centers for Medicare and Medicaid reduced overall Medicare payments to skilled nursing facilities by 11% and changed payment and reporting requirements for therapy services.  Under the Budget Control Act of 2011, the enforcement mechanism has been triggered so that the U.S. President is required to issue a sequestration order each year for across-the-board federal spending cuts applicable to fiscal years 2013 to 2021.  Medicare provider payments are subject to this sequestration.  The President issued a sequestration order so that Medicare payments to plans and providers are to be reduced by two percent during this time period. Also, the Bipartisan Budget Act of 2013 extended this sequestration to include fiscal years 2022 and 2023. In some cases, states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and to make changes to private healthcare insurance.  Moreover, owners and operators of senior housing facilities continue to experience pressures from private payors attempting to control healthcare costs and reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.  We cannot assure stockholders that adequate reimbursement levels will continue to be available.  We also cannot accurately predict the percentage of revenue that will be generated from our facilities as a result of private pay or government funded reimbursements.  Further limits on the scope of services reimbursed and on reimbursement rates could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to stockholders.

Risks Related to Our Company
Our ability to operate our business successfully would be harmed if key personnel terminate their employment with us.
Our future success depends, to a significant extent, upon the continued services of our key personnel, including our executive officers, including our Chairman and Chief Executive Officer, David T. Hamamoto, President, Albert Tylis and Chief Investment and Operating Officer, Daniel R. Gilbert in particular. For instance, the extent and nature of the experience of our executive officers and nature of the relationships they have developed with real estate professionals and financial institutions are critical to the success of our business. Our executive officers have significant real estate investment experience. We cannot assure stockholders of their continued employment with us. The loss of services of certain of our executive officers could harm our business and our prospects.
Our board of directors has and will likely in the future adopt certain incentive plans to create incentives that will allow us to retain and attract the services of key employees. These incentive plans may be tied to the performance of our common stock and a decline in our stock price may result in us being unable to motivate and retain our management and these other employees. Our inability to motivate and retain these individuals could also harm our business and our prospects. Additionally, competition for experienced real estate professionals could require us to pay higher wages and provide additional benefits to attract qualified employees, which could result in higher compensation expenses to us.
If our ability to issue equity awards to employees is limited, it will require us to award greater cash compensation in relation to previous levels of cash compensation, which will reduce our liquidity and could impact our ability to retain key employees.
We have historically paid a substantial portion of our overall compensation in the form of equity awards. We may at times have limited availability under our incentive plans to issue equity awards to our employees. We may seek stockholder approval for additional equity awards and there is no assurance stockholders would grant such approval. To the extent we do not have sufficient equity awards available, we may have to compensate our employees in a greater proportion of cash relative to historical periods. Because CAD and adjusted funds from operations, or AFFO, excludes equity-based compensation expense, payment of higher levels of cash relative to equity awards will have a negative impact on CAD and AFFO and reduce our liquidity position. Additionally, the lack of availability of equity awards could impact our ability to retain employees as equity awards historically have been a significant component of our long-term incentives.
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
We continue to refine our portfolio management techniques, strategies and assessment methods. However, our portfolio management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our portfolio management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns and could result in losses. Refer to Item 1. “Business - Portfolio Management” for additional details regarding portfolio management.
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
We may determine to grow our business through the acquisition of assets or other companies. Such acquisitions entail substantial risk. During our due diligence of such acquisitions, we may not uncover all relevant liabilities and we may have limited, if any, recourse against the sellers. Further, we may not successfully integrate the assets or company that we acquire into our business and operations, which could have a material adverse effect on our financial results and condition.

We believe CAD, a non-GAAP measure, provides a meaningful indicator of our operating performance, however, CAD should not be considered as an alternative to net income (loss) determined in accordance with U.S. GAAP as an indicator of operating performance.
Management will primarily use CAD to evaluate our profitability and our board of directors will consider CAD in determining our quarterly cash distributions. CAD is a non-GAAP financial measure. We believe that CAD is useful because it adjusts net income (loss) for a variety of non-cash items.  We calculate CAD by subtracting from or adding to net income (loss): equity-based compensation, depreciation and straight-line rent and transaction and other costs. In future periods, such adjustments may include amortization of deferred financing costs and other one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. These items, if applicable, include any adjustments for unconsolidated ventures.
CAD should not be considered as an alternative to net income (loss), determined in accordance with U.S. GAAP, as an indicator of operating performance. In addition, our methodology for calculating CAD may differ from the methodologies used by other comparable companies when calculating the same or similar supplemental financial measures and may not be comparable with these companies. For example, our calculation of CAD per share does not take into account any potential dilution from our exchangeable senior notes or warrants outstanding, or restricted stock units subject to performance metrics not yet achieved.
We believe AFFO, a non-GAAP measure, is an appropriate measure of our operating performance, however, in certain instances AFFO may not be reflective of actual economic results.
We use AFFO as a measure of our operating performance and believe that it is useful to investors because it facilitates an understanding of our operating performance after adjustment for certain non-cash expenses, such as equity-based compensation and unrealized gains (losses) from fair value adjustments. Additionally, we believe that AFFO serves as a reasonable measure of our operating performance because it facilitates evaluation of our company without the effects of selected items required in accordance U.S. GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Nonetheless, in certain instances AFFO may not necessarily be reflective of our actual economic results. For example, if we purchase CMBS at par but the fair value is reduced in a given year, and then we sell the CMBS in the subsequent year at a price between par and the reduced fair value, we would report a realized gain for purposes of AFFO as the difference between the year-end fair value and the sales price even though we would have suffered an economic loss. Our book value would, however, accurately reflect the economic loss because the decrease in fair value of the CMBS in the year of purchase would have been recorded as an unrealized loss in our consolidated statements of operations. As a second example, if we repurchase one of our CDO bonds of our consolidated N-Star CDOs for 50% of par in a given year and its fair value at the end of the prior year was below 50% of par, we would recognize a realized loss on retirement of liabilities for AFFO purposes when we repurchase such CDO bond even though there is a positive economic impact to the retirement of the liability. Consistent with the first example, while our book value would properly reflect the economic benefit from the repurchase of our liability because the decrease in value of the liability would have been recorded as an unrealized gain in the prior year, the impact to AFFO would not be reflective of actual economic results.
While we believe adjusted book value is a useful measure to report, it is subject to significant judgment and may not be reflective of actual economic value.
We have and may continue to report adjusted book value in our earnings releases and elsewhere, which is a non-GAAP measure. We believe adjusted book value is a useful measure to report to investors because it adjusts for certain items that may not necessarily be indicative of our actual economic book value. Adjusted book value: (i) adds back accumulated depreciation and amortization on owned real estate; (ii) takes into account the expected recovery value of our N-Star CDO bonds; and (iii) subtracts net unrealized gain (loss) of assets and liabilities of consolidated CDOs.  The adjustments, however, may not provide investors with a meaningful measure by which to evaluate our economic book value. Additionally, adjusted book value per share does not take into account any potential dilution from our exchangeable senior notes or warrants outstanding or restricted stock units subject to performance metrics not yet achieved.  Accordingly, investors are cautioned not to place undue reliance on it.
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
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including REIT qualification requirements, the amount of cash flow generated from operations, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, our view of our ability to realize gains in the future through appreciation in the value of our assets, general economic conditions and economic conditions that more specifically impact our business or prospects. Our board of directors reviewed changes to our distribution on a quarterly basis in 2013 but may review less frequently in the future. Furthermore, we have experienced a significant increase in our distribution on our common stock over the past year, however, there is no assurance this trend will continue and our distribution level could remain flat or decline. Future distribution levels are subject to further adjustment based upon any one or more of the risk factors set forth in this Annual Report on Form 10-K, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.
We may not be able to make distributions in the future.
Our ability to generate income and to make distributions may be adversely affected by the risks described in this Annual Report on Form 10-K and any document we file with the SEC under the Exchange Act. All distributions are made at the discretion of our board of directors, subject to applicable law, and depend on our earnings, our financial condition, maintenance of our REIT qualification and such other factors as our board of directors may deem relevant from time-to-time. We may not be able to make distributions in the future.
Our ability to make distributions is limited by the requirements of Maryland law.
Our ability to make distributions on our common stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its liabilities as the liabilities become due in the usual course of business, or generally if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of the stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our liabilities as they become due in the usual course of business or generally if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.
Stockholders may experience substantial dilution.
We have in the past and may continue to undertake numerous and substantial offerings of our common stock and securities that are convertible into our common stock.  If we continue to engage in such offerings, whether through the public markets or in private placements, our existing stockholders may experience immediate and substantial dilution in their percentage ownership of our outstanding common stock. Furthermore, stockholders may experience dilution in the value of their shares depending on the terms and pricing of any new issuances and the value of our assets at such time.
Stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face as stockholders.
Our board of directors determines our major policies, including our policies regarding growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. We may change our investment policies without stockholder notice or consent, which could result in investments that are different than, or in different proportion than, those described in this Annual Report on Form 10-K. Under the Maryland General Corporation Law, or MGCL, and our charter, stockholders have a right to vote only on limited matters. Stockholders will not have the right to vote on the consummation of the proposed spin-off of our asset management business. Our board of directors’ broad discretion in setting policies and stockholders’ inability to exert control over those policies increases the uncertainty and risks stockholders face.
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

Given our organizational structure, we are subject to regulation by the SEC, NYSE, FINRA, IRS, and other federal, state and local governmental bodies and agencies.  These regulations are extensive, complex and require substantial management time and attention. If we fail to comply with any of the regulations that apply to our business, we could be subjected to extensive investigations as well as substantial penalties and our business and operations could be materially adversely affected.  Our lack of compliance with applicable law could result in among other penalties, our ineligibility to contract with and receive revenue from the federal government or other governmental authorities and agencies. We also have numerous contractual obligations that we must adhere to on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition.  We have also established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations.  While we have designed policies to appropriately operate our business, these internal policies may not be effective in all regards and, further, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
The direct or indirect effects of the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
In July 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act provides for significantly increased regulation of and restrictions on derivatives markets and transactions that could affect our interest rate hedging or other risk management activities, including: (i) regulatory reporting for swaps; (ii) mandated clearing through central counterparties and execution through regulated exchanges or electronic facilities for certain swaps; and (iii) margin and collateral requirements. Although the U.S Commodity Futures Trading Commission has not yet finalized certain requirements, many other requirements have taken effect, such as swap reporting, the mandatory clearing of certain interest rate swaps and credit default swaps and the mandatory trading of certain swaps on swap execution facilities or exchanges starting in February 2014. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are adopted, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions and may result in us entering into such transactions on less favorable terms than prior to effectiveness of the Dodd-Frank Act and the rules promulgated thereunder. The occurrence of any of the foregoing events may have an adverse effect on our business.
Maintenance of our Investment Company Act exemption imposes limits on our operations.
Neither we, nor our operating partnership NorthStar Realty Finance Limited Partnership, or our Operating Partnership, nor any of the subsidiaries of our Operating Partnership intend to register as an investment company under the Investment Company Act. We intend to make investments and conduct our operations so that we are not required to register as an investment company. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. Because we are a holding company that conducts its businesses through subsidiaries, the securities issued by our subsidiaries that rely on the exception from the definition of “investment company” in Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own directly, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

We must monitor our holdings and those of our Operating Partnership and our majority-owned private REIT subsidiary, Sub-REIT, through which we hold the substantial majority of our investments, are investment companies because each of them satisfy the 40% test ensure that the value of their investment securities does not exceed 40% of their respective total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Through Sub-REIT’s wholly-owned or majority-owned subsidiaries, we, our Operating Partnership and Sub-REIT will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.

Most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of a subsidiary’s portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC Guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. In August 2011, the SEC issued a concept release in which it asked for comments on various aspects of Section 3(c)(5)(C), and, accordingly, the SEC or its staff may issue further guidance in the future. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may force us to re-evaluate our portfolio and our investment strategy.
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
If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, either because of SEC interpretational changes or otherwise, we could, among other things, be required either: (i) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on us and the market price of our common stock. If we are required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration and other matters.
If certain portions of a recently released discussion draft of tax reform legislation were introduced as legislation and enacted in their current form, the spin-off of our asset management business could be treated as a taxable transaction to us and our stockholders, which could cause us to fail to qualify as a REIT.
On February 26, 2014, House Ways and Means Committee Chairman Dave Camp (R-MI) released a discussion draft of tax reform legislation, or the Discussion Draft. Among the proposals in the Discussion Draft is a provision that would prohibit REITs from conducting tax-free spin-offs under Section 355 of the Internal Revenue Code. The Discussion Draft provides that this prohibition would be effective for distributions made on or after February 26, 2014. However, under a transition rule, the prohibition will not apply to REITs that make distributions pursuant to an agreement that was binding on February 26, 2014 and at all times thereafter. It is unclear whether the Discussion Draft will be introduced as legislation or enacted and, if so and in either case, in what form. On December 10, 2013 we publicly announced our plan to spin-off our asset management business in a tax-free transaction and as of February 26, 2014, we have entered into agreements with: (i) one of our joint venture partners: (ii) all three of our Sponsored Companies; and (iii) our Operating Partnership, Sub-REIT and NSAM pursuant to which we have contractually agreed to complete the spin-off of our asset management business by December 31, 2014. We believe that those agreements are binding agreements. If the Discussion Draft were to be introduced as legislation and enacted into law in its present form and it was later determined by the IRS or the courts that the law would have retroactive effect to the date it was first proposed for discussion as well as that our plan to effect the spin-off as announced in December 2013 and our agreements described above to complete the spin-off by December 31, 2014 did not constitute “binding agreements” within the meaning of the law, the spin-off of our asset management business would be treated as a taxable transaction to us and our stockholders, which could cause us fail to qualify as a REIT unless the failure qualifies for a statutory “REIT savings provision.”
Certain provisions of Maryland law may limit the ability of a third-party to acquire control of us. This could depress our stock price.
Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring us or of impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and us for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, our board of directors has exempted any business combinations: (i) between us and NorthStar Capital Investment Corp. or any of its affiliates; and (ii) between us and any person, provided that any such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person). Consequently, the five-year prohibition and the super-majority vote requirements do not apply to business combinations between us and any of them. As a result, such parties may be able to enter into business combinations with us that may not be in the best interest of stockholders, without compliance with the supermajority vote requirements and the other provisions in the statute. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. There can be no assurance that these resolutions or exemptions will not be amended or eliminated at any time in the future.
Our authorized but unissued common and preferred stock and other provisions of our charter and bylaws may prevent a change in our control.
Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock and authorizes our board of directors, without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have the authority to issue. In addition, our board of directors may classify or reclassify any unissued shares of common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Our board of directors could establish a series of common stock or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for the common stock or otherwise be in the best interest of stockholders.
Our charter and bylaws also contain other provisions that may delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of stockholders.
Maryland law also allows a corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in its charter or bylaws, to a classified board, unless its charter prohibits such an election. Our charter contains a provision prohibiting such an election to classify our board of directors under this provision of Maryland law. This may make us more vulnerable to a change in control. If stockholders voted to amend this charter provision and to classify our board of directors, the staggered terms of our directors could reduce the possibility of a tender offer or an attempt at a change in control even though a tender offer or change in control might be in the best interests of stockholders.
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to stockholders.
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
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We anticipate that distributions generally will be taxable as ordinary income, although a portion of such distributions may be designated by us as long-term capital gain to the extent attributable to capital gain income recognized by us, or may constitute a return of capital to the extent that such distribution exceeds our earnings and profits as determined for tax purposes.
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

We believe that our Operating Partnership properly elected to defer, under Section 108(i) of the Internal Revenue Code, the recognition of cancellation of indebtedness, or COD, income generated from repurchasing its debt at a discount. If the IRS successfully challenges our Operating Partnership’s ability to make that election, we may be treated as having failed to pay sufficient dividends to satisfy the 90% distribution requirement and/or avoid the corporate income tax and the 4% nondeductible excise tax. We may be required to correct any failure to meet the 90% distribution requirement by paying deficiency dividends to stockholders and an interest charge to the IRS in a later year.
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
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third‑party sources of capital will depend upon a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of our stock.
We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of our mezzanine loans and repurchase agreements.
We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. If the IRS disagrees with the application of these provisions to our assets or transactions, including with respect to assets we have owned in past transactions, our REIT qualification could be jeopardized. For example, IRS Revenue Procedure 2003-65 provides a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in Revenue Procedure 2003-65, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests and interest derived from it will be treated as qualifying mortgage interest for purposes of the 75% income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans typically do not meet all of the requirements for reliance on this safe harbor. We have invested, and will continue to invest, in mezzanine loans in a manner that we believe will enable us to continue to satisfy the REIT gross income and asset tests. In addition, we have entered into sale and repurchase agreements under which we nominally sold certain of our mortgage assets to a counterparty and simultaneously entered into an agreement to repurchase the sold assets. We believe that we will be treated for federal income tax purposes as the owner of the mortgage assets that are the subject of any such sale and repurchase agreement notwithstanding that we transferred record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the mortgage assets during the term of the sale and repurchase agreement, in which case our ability to continue to qualify as a REIT could be adversely affected. Even if the IRS were to disagree with one or more of our interpretations and we were treated as having failed to satisfy one of the REIT qualification requirements, we could maintain our REIT qualification if our failure was excused under certain statutory savings provisions. However, there can be no guarantee that we would be entitled to benefit from those statutory savings provisions if we failed to satisfy one of the REIT qualification requirements, and even if we were entitled to benefit from those statutory savings provisions, we could be required to pay a penalty tax.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to continue to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We originated and acquired and will continue to originate and acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure. Consequently, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to continue to qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from certain activities conducted as a result of a taking title to collateral, the federal alternative minimum tax and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable REIT subsidiaries, or TRSs.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the source of income requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs.
If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Modification of the terms of our CRE debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our CRE debt and securities investments have been and may continue to be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our CRE debt and the mortgage loans underlying our CRE securities may be modified to avoid taking title to a property and for other reasons. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of the real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our CRE debt investments and mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.

Our ability to invest in distressed debt may be limited by our intention to maintain our qualification as a REIT.
We have and may in the future acquire distressed debt, including distressed first mortgage loans, subordinate interests, mezzanine loans and CMBS. In general, under the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such a loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will also likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the 10% Value Test. IRS Revenue Procedure 2011-16 provides a safe harbor under which the IRS has stated that it will not challenge a REIT’s treatment of a loan as being, in part, a qualifying real estate asset in an amount equal to the lesser of: (i) the fair market value of the real property securing the loan determined as of the date the REIT committed to originate or acquire the loan; or (ii) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor will help us comply with the REIT asset tests immediately following the acquisition of distressed debt. It will be less helpful as the value of the distressed debt increases. Under the safe harbor, when the value of a distressed debt exceeds the fair market value of the real property that secures the debt, determined as of the date we committed to acquire the debt, the excess will be treated as a non-qualifying asset. Accordingly, an increasing portion of a distressed debt will be treated as a non-qualifying asset as the value of the distressed debt increases. Additionally, Revenue Procedure 2011-16 states that the IRS will treat a distressed debt as producing a significant amount of non-qualifying income for the 75% gross income test. Specifically, Revenue Procedure 2011-16 indicates that interest income on distressed debt will be treated as qualifying income based on the ratio of (i) fair market value of the real property securing the debt determined as of the date we committed to acquire the debt and (ii) the face amount of the debt (and not the purchase price of the debt). The face amount of a distressed debt will typically exceed the fair market value of the real property securing the debt on the date we commit to acquire the debt. Because distressed debt may produce a significant amount of non-qualifying income for purposes of the 75% gross income test and a significant portion of a distressed debt may be treated as a non-qualifying asset for the REIT asset tests once the debt increases in value, we may be limited in our ability to invest in distressed debt and maintain our qualification as a REIT.
Our investments in distressed debt may produce “phantom income” that will increase the amount of taxable income we have to distribute to satisfy the REIT distribution requirement and may cause us to sell assets, borrow or make taxable distributions of debt or equity securities to satisfy that requirement.
Our acquisition of distressed debt may cause us to recognize “phantom income” (or non-cash income) for federal income tax purposes. For example, if we acquire non-publicly traded distressed debt and then significantly modify that debt, we would recognize gain on the resulting deemed exchange equal to the difference between the adjusted issue price of the distressed debt and our adjusted tax basis in the distressed debt. Because we typically acquire distressed debt at a significant discount, our adjusted tax basis in the distressed debt typically is significantly lower than the adjusted issue price of the distressed debt. Accordingly, if we significantly modify non-publicly traded distressed debt, we may recognize a substantial amount of taxable income without receiving any cash. That “phantom income” will increase the amount of taxable income we are required to distribute to satisfy the REIT distribution requirement. To satisfy that requirement, we may have to sell assets or borrow funds at inopportune times or make taxable distributions of our debt or equity securities.
Our acquisition of CRE debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire CRE debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount’’ for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind,’’ we may recognize “original issue discount,’’ or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications’’ under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly-traded’’ for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded’’ for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term, borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of a stockholders’ investment. In the event in-kind distributions are made, a stockholder’s tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to stockholders during such year.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. Additionally, our gross income from qualifying hedges entered into prior to July 31, 2008 constitutes non-qualifying income for purposes of the 75% gross income test. Consequently, our gross income from qualifying hedges entered into prior to July 31, 2008, along with other sources of non-qualifying income for purposes of the 75% gross income test, cannot exceed 25% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
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
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than property that we took title to as a result of a default on a debt investment or lease and for which we make a foreclosure property election, but including loans, held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure stockholders that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to a corporate income tax.
We also will not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS.

We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For example, we may recognize substantial amounts of COD income for federal income tax purposes (but not for U.S. GAAP purposes) due to discount repurchases of our liabilities, which could cause our REIT taxable income to exceed our U.S. GAAP income. Additionally, we may deduct our capital losses only to the extent of our capital gains and not against our ordinary income, in computing our REIT taxable income for a given taxable year. Finally, certain of our assets and liabilities are marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case stockholders may sell shares of our common stock to pay tax on such distributions, placing downward pressure on the market price of our common stock.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS issued a revenue procedure creating a temporary safe harbor that authorized publicly traded REITs to make elective cash/stock distributions, but that temporary safe harbor has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the full amount of the dividend, which is treated as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income, or UBTI, as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as UBTI to a tax-exempt entity under Section 512 of the Internal Revenue Code. A foreign stockholder would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their net operating losses.
Although the law is not entirely clear, the IRS has taken the position that we are subject to tax at the highest corporate rate on the portion of our excess inclusion income equal to the percentage of our stock held in record name by “disqualified organizations” (generally tax-exempt investors, such as certain state pension plans and charitable remainder trusts, that are not subject to the tax on unrelated business taxable income). To the extent that our stock owned by “disqualified organizations” is held in street name by a broker-dealer or other nominee, the broker-dealer or nominee would be liable for a tax at the highest corporate rate on the portion of our excess inclusion income allocable to the stock held on behalf of the “disqualified organizations.” A regulated investment company or other pass-through entity owning our stock may also be subject to tax at the highest corporate tax rate on any excess inclusion income allocated to their record name owners that are “disqualified organizations.”
Excess inclusion income could result if a REIT held a residual interest in a real estate mortgage investment conduit, or REMIC. In addition, excess inclusion income also may be generated if a REIT issues liabilities with two or more maturities and the terms of the payments of these liabilities bear a relationship to the payments that the REIT received on mortgage loans or mortgage‑backed securities securing those liabilities. In May 2011, we adopted a policy that we would not acquire any assets or enter into any financing transactions that will produce excess inclusion income for stockholders. We also projected that our existing assets and financing transactions would not produce excess inclusion income for stockholders in 2011 or any future year. Accordingly, we expect that no portion of our dividends will constitute excess inclusion income. However, we could be wrong in our analysis of historic or new investments or we could affirmatively determine to modify our excess inclusion income policy in the future. If any portion of our dividends is attributable to excess inclusion income, then the tax liability of tax-exempt stockholders, foreign stockholders, stockholders with net operating losses, regulated investment companies and other pass-through entities whose record name owners are disqualified organizations and brokers-dealers and other nominees who hold stock on behalf of disqualified organizations will very likely increase.
Our qualification as a REIT could be jeopardized as a result of our interest in joint ventures or investment funds.
We currently own, and intend to continue to acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce stockholders’ overall return.
To continue to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to stockholders. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of a stockholders’ investment.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is 20%. Distributions paid by REITs, however, generally continue to be taxed at the normal ordinary income rate applicable to the individual recipient (subject to a maximum rate of 39.6%), rather than the preferential rate applicable to qualified dividends. The more favorable rates applicable to regular corporate distributions could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified distributions, which could adversely affect the value of the stock of REITs, including our common stock.
We adopted a policy that we do not currently intend to generate excess inclusion income; however, there is no assurance that we will be able to avoid generating excess inclusion income, which could cause our common stock to become ineligible for inclusion in the Russell indices.
In May 2012, we reported that we changed our policy regarding the generation of excess inclusion income, which generally passes through to our tax-exempt stockholders as UBTI. Pursuant to this new policy, we do not intend to acquire any assets or enter into any financing transactions that will produce excess inclusion income for stockholders.  We also projected that our existing assets and financing transactions would not generate excess inclusion income in 2012 or any future year.  This policy change allowed our common stock to continue to be eligible for inclusion in the Russell indices, such as the Russell 2000 Index. Russell had indicated that it would remove from eligibility any security that has historically generated UBTI and where the issuer has not taken steps to prevent the future generation of such income.  As a result of this policy, we may forgo investment opportunities that we would otherwise have considered to be attractive.  Furthermore, we could be wrong in our analysis of historic or new investments or we could affirmatively determine to modify the policy in the future, thereby generating excess inclusion income, and, consequently, UBTI, for tax-exempt stockholders.  If that is the case, certain of stockholders could suffer unanticipated adverse tax consequences.  Furthermore, in such an event, our common stock could become ineligible for inclusion in the Russell indices, which could adversely affect demand for our common stock and its price.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our properties are part of our real estate segment and are described under Item 1. “Business - Real Estate.” The following table presents information with respect to our real estate investments as of December 31, 2013 (dollars in thousands, except for per metric data):

Location City, State	Metric (1)	Percentage Leased/Occupied	Rent per Metric (2)	Number of Properties	Lease Expiration Date (3)	Leasehold Expiration Date (3)	Gross Carrying Value (4)	Borrowings	Net Cash Flow (5)
Manufactured Housing
Alton, IL	520	84%	$946	1	Various	NA	$3,950	$6,575	$413
Apopka, FL	254	94%	5,298	1	Various	NA	15,220	2,433	1,265
Arvada, CO	250	89%	6,494	2	Various	NA	18,509	8,671	1,445
Aurora, CO	303	90%	6,377	1	Various	NA	21,595	4,240	1,739
Austin, TX	632	98%	4,128	2	Various	NA	38,027	34,357	2,557
Belton, MO	443	85%	3,123	1	Various	NA	13,582	3,044	1,176
Bloomingburg, NY	257	78%	6,645	1	Various	NA	20,150	1,364	1,332
Blossvale, NY	130	100%	1,623	1	Various	NA	3,560	10,615	211
Casper, WY	486	69%	4,980	5	Various	NA	20,830	24,157	1,670
Cheyenne, WY	462	99%	2,541	3	Various	NA	15,745	33,467	1,162
Clearfield, UT	200	100%	3,760	1	Various	NA	14,642	26,022	752
Clio, MI	146	79%	2,887	1	Various	NA	5,859	3,539	333
Commerce City, CO	115	99%	3,838	2	Various	NA	6,922	9,070	437
Connelly, NY	62	99%	6,826	1	Various	NA	7,362	5,160	419
Davie, FL	144	97%	16,652	1	Various	NA	18,197	5,676	2,326
Davison, MI	221	67%	2,789	1	Various	NA	6,391	3,791	413
Denver, CO	100	94%	6,117	1	Various	NA	7,498	8,502	575
Denver, CO	345	90%	5,723	1	Various	NA	25,360	22,363	1,777
Fayetteville, CO	65	100%	785	1	Various	NA	1,089	5,456	51
Ft. Collins, CO	597	91%	4,981	2	Various	NA	35,056	14,929	2,706
Gainesville, FL	560	76%	2,733	2	Various	NA	14,397	29,413	1,163
Gansevoort, NY	17	94%	375	1	Various	NA	673	2,145	6
Gillette, WY	517	75%	5,292	4	Various	NA	27,304	17,461	2,052
Godfrey, IL	73	100%	1,493	1	Various	NA	1,569	3,564	109
Golden, CO	226	99%	4,907	1	Various	NA	14,962	1,466	1,098
Grand Prairie, TX	554	93%	3,296	2	Various	NA	29,609	21,967	1,698
Greeley, CO	933	98%	2,567	3	Various	NA	30,165	14,714	2,347
Haysville, KS	85	99%	594	1	Various	NA	1,637	9,436	50
Henderson, CO	339	70%	8,921	1	Various	NA	26,412	9,685	2,117
Jacksonville, FL	2,206	89%	3,015	6	Various	NA	93,965	82,076	5,919
Kansas City, KS	397	94%	1,844	1	Various	NA	8,173	4,570	688
Kansas City, MO	281	82%	3,667	1	Various	NA	10,681	7,062	845
Kissimmee, FL	489	85%	4,610	1	Various	NA	29,440	1,253	1,916
Lake Wales, FL	216	98%	2,636	1	Various	NA	8,217	9,679	558
Laramie, WY	120	99%	3,190	1	Various	NA	5,481	4,526	379
Lawrence, KS	374	72%	4,876	4	Various	NA	15,887	17,987	1,313
Layton, UT	961	100%	1,648	2	Various	NA	28,555	12,384	1,584
Lewisville, TX	451	95%	4,390	1	Various	NA	32,787	23,852	1,881
Liverpool, NY	404	61%	4,419	1	Various	NA	14,682	11,920	1,089
Longmont, CO	102	100%	4,676	1	Various	NA	6,293	2,661	477
Longmont, CO	710	96%	5,194	2	Various	NA	48,945	44,225	3,540
Loveland, CO	113	98%	4,145	1	Various	NA	6,557	17,984	459
Magna, UT	208	86%	4,757	1	Various	NA	15,270	3,612	851
Manhattan, KS	405	86%	3,939	3	Various	NA	19,928	23,538	1,372
Nanuet, NY	137	91%	7,596	1	Various	NA	14,106	8,256	947
Naples, FL	364	77%	5,894	1	Various	NA	15,563	7,961	1,652
North Salt Lake, UT	379	68%	7,656	1	Various	NA	31,199	5,455	1,973
O' Fallon, IL	167	93%	2,492	1	Various	NA	4,947	11,561	387
Ogden, UT	927	94%	3,923	5	Various	NA	67,567	20,361	3,418
Orlando, FL	968	93%	3,224	4	Various	NA	34,308	57,410	2,902
Park City, KS	503	82%	856	2	Various	NA	4,904	12,554	353
Pompano Beach, FL	166	100%	2,771	1	Various	NA	6,736	3,774	460
Pontoon Beach, IL	278	92%	3,132	1	Various	NA	10,447	8,689	801
Port Jervis, NY	61	97%	11,611	1	Various	NA	10,388	12,377	687
Queensbury, NY	133	84%	5,075	1	Various	NA	9,037	2,071	567
Salt Lake City, UT	1,496	83%	3,266	4	Various	NA	73,913	57,189	4,055
Sandy, UT	199	90%	7,527	1	Various	NA	26,286	20,125	1,348
Sarasota Springs, NY	63	100%	2,683	1	Various	NA	3,008	12,090	169

Location City, State	Metric (1)	Percentage Leased/Occupied	Rent per Metric (2)	Number of Properties	Lease Expiration Date (3)	Leasehold Expiration Date (3)	Gross Carrying Value (4)	Borrowings	Net Cash Flow (5)
Springdale, AR	294	83%	$1,533	2	Various	NA	$5,563	$7,529	$374
Thornton, CO	208	100%	5,120	1	Various	NA	13,883	21,998	1,065
Thornton, CO	1,516	87%	5,649	2	Various	NA	105,910	93,905	7,451
Tooele, UT	193	84%	3,214	1	Various	NA	10,437	11,618	521
Topeka, KS	614	83%	1,723	3	Various	NA	12,272	23,575	878
Washingtonville, NY	82	100%	4,098	1	Various	NA	5,991	3,052	336
West Jordan, UT	381	75%	6,212	2	Various	NA	36,114	14,705	1,775
West Valley City, UT	240	99%	4,550	2	Various	NA	21,527	24,333	1,081
Wichita, KS	1,668	96%	596	6	Various	NA	15,730	57,631	954
Winter Haven, FL	212	100%	1,882	1	Various	NA	6,095	16,069	399
Total	27,722	87%		119			1,337,064	1,124,899	90,823

Healthcare
Alexandria, MN	15,483	100%	11.12	1	Jun-23	NA	2,460	1,748	172
Baxter, MN	13,751	100%	15.30	1	Jun-23	NA	3,006	2,291	210
Black Mountain, NC	36,235	100%	23.01	1	Mar-25	NA	7,115	5,075	834
Blountstown, FL	33,722	100%	21.77	1	Mar-25	NA	6,355	3,709	734
Bremerton, WA	68,601	100%	11.14	1	Mar-21	NA	9,495	6,971	764
Carrollton, GA	49,000	100%	5.97	1	Mar-21	NA	6,053	2,826	293
Castleton, IN	46,026	100%	20.17	1	Jun-17	NA	8,754	7,453	928
Charleston, IL	39,393	100%	8.02	1	Mar-21	NA	7,439	5,607	316
Chesterfield, IN	19,062	100%	27.21	1	Jun-17	NA	5,019	4,282	519
Cincinnati, OH	69,806	100%	27.93	1	Mar-21	NA	18,599	10,938	1,950
Clemmons, NC	30,929	100%	22.39	1	Mar-25	NA	4,911	2,069	692
Clinton, OK	31,377	100%	0.40	1	Mar-21	NA	4,221	1,283	13
Cloquet, MN	13,956	100%	21.02	1	Jun-23	NA	4,191	3,398	293
Columbia City, IN	30,462	100%	33.16	1	Jun-17	NA	7,424	8,339	1,010
Daly City, CA (6)	78,482	100%	19.52	1	Aug-21	Aug-21	12,322	10,775	1,532
Daly City, CA	26,262	100%	24.88	1	Aug-21	NA	5,169	4,595	654
Detroit Lakes, MN	14,615	100%	11.78	1	Jun-23	NA	2,460	1,977	172
Duluth, MN	63,430	100%	14.94	1	Jun-23	NA	12,736	9,655	947
Duluth, MN	14,592	100%	21.85	1	Jun-23	NA	4,555	3,298	319
Duluth, MN - Land	NA	NA	NA	NA	NA	NA	555	—	—
Dunkirk, IN	19,140	100%	13.69	1	Jun-17	NA	2,609	2,164	262
East Arlington, TX - MOB	26,552	100%	14.67	1	Various	NA	4,583	3,210	390
Effingham, IL	7,808	100%	26.97	1	Mar-21	NA	1,368	519	211
Effingham, IL	39,393	100%	16.58	1	Mar-21	NA	5,698	4,415	653
Elk City, OK	51,989	100%	6.94	1	Mar-21	NA	7,267	4,171	361
Fairfield, IL	39,393	100%	16.68	1	Mar-21	NA	8,124	6,141	657
Fergus Falls, MN - Land	NA	NA	NA	NA	NA		245	—	—
Fort Wayne, IN	31,500	100%	19.41	1	Jun-17	NA	5,887	5,048	612
Fullerton, CA	5,500	100%	1.77	1	Mar-21	NA	2,391	749	10
Fullerton, CA	26,200	100%	14.14	1	Mar-21	NA	12,888	7,272	371
Garden Grove, CA	26,500	100%	46.36	1	Mar-21	NA	13,176	10,725	1,229
Grand Rapids, MN	14,255	100%	19.68	1	Jun-23	NA	4,009	3,325	281
Grove City, OH	20,672	100%	25.94	1	Mar-21	NA	7,757	4,304	536
Harrisburg, IL	36,393	100%	17.95	1	Mar-21	NA	5,260	3,534	653
Hartford City, IN	22,400	100%	3.90	1	Jun-17	NA	1,981	721	87
Hobart, IN	43,854	100%	16.19	1	Jun-17	NA	6,854	5,860	710
Huntington, IN - Land	NA	NA	NA	NA	NA	NA	120	—	—
Huntington, IN	58,742	100%	10.50	1	Jun-17	NA	5,563	5,093	617
Indianapolis, IN	36,416	100%	7.50	1	Jun-17	NA	2,721	2,463	273
Kingfisher, OK	26,698	100%	10.04	1	Mar-21	NA	5,920	3,804	268
La Vista, NE	26,683	100%	11.88	1	Mar-21	NA	5,943	4,094	317
LaGrange, IN	46,539	100%	12.91	1	Jun-17	NA	5,940	4,828	601
LaGrange, IN	9,872	100%	4.42	1	Jun-17	NA	631	490	44
Lancaster, OH	21,666	100%	40.28	1	Mar-21	NA	6,717	6,559	873
Lancaster, OH	65,190	100%	—	1	Mar-21	NA	7,526	4,399	—
Little Falls, MN	14,447	100%	9.71	1	Jun-23	NA	2,004	1,687	140
Marysville, OH	16,992	100%	35.00	1	Mar-21	NA	7,601	4,919	595

Location City, State	Metric (1)	Percentage Leased/Occupied	Rent per Metric (2)	Number of Properties	Lease Expiration Date (3)	Leasehold Expiration Date (3)	Gross Carrying Value (4)	Borrowings	Net Cash Flow (5)
Mattoon, IL	39,393	100%	$18.93	1	Mar-21	NA	$7,373	$6,646	$746
Mattoon, IL	39,393	100%	13.93	1	Mar-21	NA	8,063	5,439	549
Memphis, TN	73,381	100%	27.93	1	Mar-21	NA	19,661	14,009	2,049
Middletown, IN - Land	NA	NA	NA	NA	NA	NA	52	—	—
Middletown, IN	18,500	100%	25.09	1	Jun-17	NA	4,882	3,831	464
Mooresville, IN	24,945	100%	20.79	1	Jun-17	NA	4,818	4,282	519
Morris, IL	94,719	100%	7.41	2	Mar-25	NA	10,614	2,069	702
Mountain Iron, MN	14,232	100%	18.82	1	Jun-23	NA	3,826	3,253	268
Mt. Sterling, KY	67,706	100%	21.30	1	Mar-25	NA	13,185	10,735	1,442
Oklahoma City, OK	45,187	100%	3.45	1	Mar-21	NA	6,296	4,247	156
Olney, IL	25,185	100%	12.16	1	Mar-21	NA	2,986	2,353	306
Olney, IL	39,393	100%	11.14	1	Mar-21	NA	5,900	4,064	439
Paris, IL	39,393	100%	17.85	1	Mar-21	NA	7,124	6,554	703
Park Rapids, MN	14,405	100%	13.28	1	Jun-23	NA	2,733	2,432	191
Peru, IN	36,861	100%	14.81	1	Jun-17	NA	7,637	4,507	546
Plymouth, IN	39,092	100%	10.75	1	Jun-17	NA	5,666	3,471	420
Portage, IN	38,205	100%	15.72	1	Jun-17	NA	9,426	4,958	601
Proctor, MN	22,262	100%	25.85	1	Jun-23	NA	8,220	5,112	575
Rantoul, IL	39,393	100%	14.36	1	Mar-21	NA	5,876	5,393	565
Robinson, IL	29,161	100%	18.72	1	Mar-21	NA	5,057	3,835	546
Rockford, IL	54,000	100%	10.92	1	Mar-21	NA	6,007	4,736	590
Rockport, IN - Land	NA	NA	NA	NA	NA	NA	366	—	—
Rockport, IN	26,000	100%	9.87	1	Jun-17	NA	2,345	2,119	257
Rushville, IN	35,304	100%	17.94	1	Jun-17	NA	6,168	5,401	633
Rushville, IN	13,318	100%	8.20	1	Jun-17	NA	1,239	729	109
Santa Ana, CA	24,500	100%	41.79	1	Mar-21	NA	9,564	7,562	1,024
Stephenville, TX	28,875	100%	21.91	1	Mar-21	NA	7,369	5,897	633
Sterling, IL	149,008	100%	5.36	2	Mar-25	NA	7,120	2,247	798
Sullivan, IN	44,077	100%	15.48	1	Jun-17	NA	6,263	5,344	682
Sullivan, IN	18,415	100%	4.45	1	Jun-17	NA	543	966	82
Sullivan, IN - Land	NA	NA	NA	NA	NA	NA	494	—	—
Sycamore, IL	54,000	100%	15.35	1	Mar-21	NA	10,834	8,143	829
Syracuse, IN	57,980	100%	9.89	1	Jun-17	NA	4,689	4,733	573
Tipton, IN	62,139	100%	19.38	1	Jun-17	NA	11,911	9,944	1,205
Tuscola, IL	36,393	100%	14.71	1	Mar-21	NA	5,121	4,011	535
Vandalia, IL	39,393	100%	10.62	1	Mar-21	NA	8,100	7,043	418
Wabash, IN	35,374	100%	5.56	1	Jun-17	NA	1,930	1,645	197
Wabash, IN	70,746	100%	8.03	1	Jun-17	NA	5,605	4,665	568
Wakarusa, IN	48,000	100%	26.16	1	Jun-17	NA	13,709	9,316	1,256
Wakarusa, IN	89,828	100%	7.29	1	Jun-17	NA	7,264	5,996	655
Warsaw, IN - Land	NA	NA	NA	NA	NA	NA	77	—	—
Warsaw, IN	18,980	100%	15.82	1	Jun-17	NA	4,041	2,479	300
Washington Court House, OH	19,660	100%	29.76	1	Mar-21	NA	5,765	4,714	585
Weatherford, OK	53,000	100%	1.29	1	Mar-21	NA	6,205	4,308	68
Wichita, KS	81,810	100%	6.22	1	Mar-21	NA	12,780	7,523	509
Windsor, NC - Land	NA	NA	NA	NA	NA	NA	397	—	—
Total (7)	3,231,584	100%		87	Sep-20		558,923	403,494	47,396

Net Lease
Office
Auburn Hills, MI	105,692	100%	15.88	2	Sep-15	NA	11,587	11,903	1,678
Aurora, CO	183,529	100%	19.32	1	Jun-15	NA	38,459	31,232	3,546
Camp Hill, PA	214,150	100%	15.88	1	Sep-15	NA	25,410	24,119	3,400
Columbus, OH	199,112	100%	12.68	1	Dec-17	NA	33,559	22,300	2,524
Fort Mill, SC	165,000	100%	13.02	1	Oct-20	NA	34,854	29,164	2,148
Milpitas, CA	178,213	100%	15.99	2	Feb-17	NA	25,647	20,056	2,849
Indianapolis, IN	333,600	100%	7.64	1	Dec-25	NA	33,976	26,601	2,548
Rancho Cordova, CA	68,000	100%	15.88	1	Sep-15	NA	12,420	7,659	1,080
Rockaway, NJ	121,038	100%	15.52	1	Jul-17	NA	22,077	16,094	1,879

Location City, State	Metric (1)	Percentage Leased/Occupied	Rent per Metric (2)	Number of Properties	Lease Expiration Date (3)	Leasehold Expiration Date (3)	Gross Carrying Value (4)	Borrowings	Net Cash Flow (5)
Salt Lake City, UT	117,553	100%	$14.34	1	Apr-17	NA	$20,777	$13,688	$1,686
Retail
Bloomingdale, IL (6)	50,000	100%	10.98	1	Jan-22	Jan-27	5,810	5,332	549
Fort Wayne, IN (6)	50,000	100%	8.21	1	Aug-24	Jan-40	3,642	3,020	410
Keene, NH	45,471	100%	15.89	1	Oct-20	NA	8,952	6,237	723
Concord, NH	70,087	100%	12.92	2	Mar-16	NA	11,361	7,788	906
Melville, NY (6)	46,533	100%	9.23	1	Jan-22	Jan-22	3,187	4,136	429
Millbury, MA (6)	54,175	100%	8.80	1	Jan-24	Jan-24	5,994	4,396	477
North Attleboro, MA (6)	50,025	100%	9.08	1	Jan-24	Jan-24	5,445	4,379	454
South Portland, ME (6)	52,900	100%	16.13	1	Sep-23	Jan-31	6,687	3,819	853
Wichita, KS	48,780	100%	12.46	1	Mar-23	NA	6,909	5,698	608
Industrial
Reading, PA	609,000	100%	3.47	1	Various	NA	25,591	17,765	1,945
Total (8)	2,762,858	100%		23	Mar-19		342,344	265,386	30,692

Multifamily
Houston, TX	256	83%	10,984	12	Various	NA	18,861	14,870	2,340
Jacksonville, FL	728	92%	12,103	42	Various	NA	65,025	51,130	3,970
Marietta, GA	200	95%	5,248	19	Various	NA	15,327	11,395	997
Memphis, TN	972	95%	3,659	99	Various	NA	50,503	39,600	3,387
Murfreesboro, TN	278	94%	5,964	29	Various	NA	24,237	18,780	1,557
Panama City, FL	200	92%	6,199	28	Various	NA	16,246	12,880	1,141
Roswell, GA	396	91%	6,202	37	Various	NA	32,715	23,812	2,257
Savannah, GA	360	94%	6,548	39	Various	NA	32,696	25,550	2,213
Scottsdale, AZ	626	91%	6,484	42	Various	NA	61,524	46,538	3,713
Total (9)	4,016	93%		347			317,134	244,555	21,575

REO-Retail
Sheboygan, WI	287,633	79%	—	1	Various	NA	5,037	—	76
Total	287,633	79%		1			5,037	—	76
Grand Total							$2,560,502	$2,038,334	$190,562

(1)	The metrics used include sites for manufactured housing, square footage for healthcare, net lease and REO and units for multifamily.

(2)	Represents net cash flow (as described in footnote 5) based on percentage leased/occupied.

(3)	Based on initial term and represents the weighted average lease term if more than one lease.

(4)
Represents operating real estate before accumulated depreciation as presented in our consolidated financial statements and excludes purchase price allocations related to net intangible and other assets and liabilities of $94 million as of December 31, 2013. Refer to "Note 4. Operating Real Estate" of Part II, Item 8. "Financial Statements and Supplementary Data."

(5)
For healthcare, net lease and REO properties, represents contractual rent less operating expenses, excluding the effects of straight-line rent, annualized based on fourth quarter 2013 amounts. For manufactured housing and multifamily properties, represents trailing twelve month actual rent less operating expenses for properties owned for the full year 2013 and annualized actual from acquisition date through December 31, 2013 for properties owned for less than twelve months.

(6)	Represents a leasehold interest in the property. All other properties are fee interest.

(7)	Excludes portfolio level financing of $75 million as of December 31, 2013.

(8)
Excludes a joint venture with three buildings with a carrying value of $27 million, which generated $2 million of net cash flow. Our net lease portfolio totals 2.7 million square feet and was 97% leased, with a weighted average lease term of 4.8 years, including such joint venture as of December 31, 2013.

(9)
Excludes a joint venture investment with a carrying value of $36 million, which generated $2 million of net cash flow. Our multifamily portfolio totals 4,500 units and was 92% leased, including such joint venture as of December 31, 2013.

Item 3. Legal Proceedings
We are involved in various litigation matters arising in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Refer to Note 16. “Commitments and Contingencies” in Item 8. “Financial Statements and Supplementary Data” for further disclosure regarding legal proceedings.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “NRF.” The following table presents the high, low and last sales prices for our common stock, as reported on the NYSE, and dividends per share with respect to the periods indicated:

Period	High	Low	Close	Dividends
2013
Fourth Quarter(1)	$13.45	$9.45	$13.45	$0.25
Third Quarter	$10.02	$8.61	$9.28	$0.21
Second Quarter	$10.16	$8.30	$9.10	$0.20
First Quarter	$9.66	$7.31	$9.48	$0.19

2012
Fourth Quarter	$7.04	$5.74	$7.04	$0.18
Third Quarter	$6.43	$5.29	$6.36	$0.17
Second Quarter	$5.94	$4.95	$5.22	$0.16
First Quarter	$5.78	$4.90	$5.41	$0.15
_______________________________________________________

(1)	On February 26, 2014, we declared a dividend of $0.25 per share of common stock. This dividend will be paid on March 14, 2014 to stockholders of record as of the close of business on March 10, 2014.

The following table presents our dividends declared on common stock, on a per share basis, for the years ended 2013 and 2012:

Declaration Date	Dividend
2013
October 30	$0.210
July 31	$0.200
May 1	$0.190
February 13	$0.180

2012
November 1	$0.170
August 2	$0.160
May 2	$0.150
February 15	$0.135

Refer to Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our dividend policy. On February 27, 2014, the closing sales price for our common stock, as reported on the NYSE, was $15.62. As of February 26, 2014, there were 162 record holders of our common stock and 326,552,271 shares outstanding. This figure does not reflect the beneficial ownership of shares held in nominee name.
Refer to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information” for information regarding securities authorized for issuance under equity compensation plans.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On January 7, 2014, in connection with the RXR Investment, we issued 1,355,140 shares of restricted common stock, par value $0.01, at $10.70 per share to an affiliate of RXR Realty. The issuance was made in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended. In connection with this grant, the RXR Realty affiliate represented to us that such shares were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data
The information below should be read in conjunction with “Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” included in this Annual Report on Form 10-K.
The selected historical consolidated information presented for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 relates to our operations and has been derived from our audited consolidated statements of operations included in this Annual Report on Form 10-K or our prior Annual Reports on Form 10-K, as amended (if applicable). In connection with this Annual Report on Form 10-K, we have reclassified certain amounts in our historical audited consolidated financial statements principally related to certain properties reclassified as held for sale during the period. As a result, we have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. These reclassifications had no effect on our reported net income (loss), funds from operations or adjusted funds from operations.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:	(Dollars in thousands, except per share data)
Net interest income on debt and securities	$265,837	$335,496	$355,921	$273,727	$126,342
Total other revenues	330,785	165,069	122,457	118,576	92,247
Total expenses	460,588	308,159	328,624	409,314	289,809
Income (loss) from operations	136,034	192,406	149,754	(17,011)	(71,220)
Income (loss) from continuing operations	(79,554)	(275,040)	(259,855)	(391,948)	(154,259)
Net income (loss)	(87,910)	(273,089)	(242,526)	(389,560)	(136,576)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(137,453)	(288,587)	(263,014)	(395,466)	(151,208)
Earnings Per Share:
Basis	$(0.65)	$(2.31)	$(2.94)	$(5.17)	$(2.16)
Diluted	$(0.65)	$(2.31)	$(2.94)	$(5.17)	$(2.16)
Dividends per share of common stock	$0.85	$0.66	$0.46	$0.40	$0.40

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(Dollars in thousands)
Cash and cash equivalents	$635,990	$444,927	$144,508	$125,439	$138,928
Operating real estate, net	2,369,505	1,390,546	1,089,449	938,062	978,902
Real estate debt investments, net	1,031,078	1,832,231	1,710,582	1,821,764	1,936,482
Investments in private equity funds, at fair value	586,018	—	—	—	—
Investments in and advances to unconsolidated ventures	142,340	111,025	96,143	99,992	38,299
Real estate securities, available for sale	1,052,320	1,124,668	1,473,305	1,691,054	336,220
Total assets	6,360,050	5,513,778	5,006,437	5,151,991	3,669,564
Total borrowings	3,342,071	3,790,072	3,509,126	3,416,939	2,042,422
Total liabilities	3,662,587	4,182,914	3,966,823	3,779,478	2,210,924
Preferred stock	697,352	504,018	241,372	241,372	241,372
Total equity	2,697,463	1,330,864	1,039,614	1,277,691	1,363,818

	Years Ended December 31,
	2013	2012	2011	2010	2009
Other Data:	(Dollars in thousands)
Cash flow provided by (used in):
Operating activities	$240,674	$76,911	$59,066	$35,558	$54,518
Investing activities	(2,285,153)	51,901	383,323	403,325	123,319
Financing activities	2,235,542	171,607	(423,320)	(452,372)	(172,948)

In 2013, we began using CAD as a non-GAAP measure of the operating performance of a REIT and of us in particular. CAD for the year ended December 31, 2013 was $234 million. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for details on the calculation of CAD including a reconciliation of CAD to net income (loss) attributable to common stockholders calculated in accordance with U.S. GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” and risk factors included in Part I, Item 1A. “Risk Factors” of this report. References to “N-Star,” “we,” “us” or “our” refer to NorthStar Realty Finance Corp. and its subsidiaries unless the context specifically requires otherwise.
Introduction
NorthStar Realty Finance Corp. is a diversified CRE investment and asset management company. We invest in multiple asset classes across commercial real estate that we expect will generate attractive risk-adjusted returns. Our investments may take the form of acquiring real estate, originating or acquiring senior or subordinate loans, as well as pursuing opportunistic CRE investments, both in the United States and internationally. Our asset management business is focused on raising and managing capital on a fee basis from alternate sources, which currently includes our non-traded REITs, and sponsoring other companies through joint ventures and partnerships, such as our recent strategic transaction with RXR Realty and healthcare partnership. We seek to generate stable cash flow for distribution to our stockholders through our diversified portfolio of commercial real estate assets and growth of our asset management business and in turn build long-term franchise value. We completed our initial public offering in October 2004 and conduct substantially all of our operations and make our investments through our Operating Partnership, including its subsidiaries. We conduct our operations so as to continue to qualify as a REIT for federal income tax purposes.
On December 10, 2013, we announced that our board of directors unanimously approved a plan to spin-off our asset management business into a separate publicly traded company in the form of a tax-free distribution. In connection with the spin-off, we formed NSAM. We will be externally managed by NSAM through a management contract with an initial term of 20 years. NSAM will also manage our Sponsored Companies and own our broker-dealer platform and perform other asset management-related services. NSAM will be led by our current management team, which has a proven track record in managing and growing both our company and our Sponsored Companies.
Our primary business lines are as follows:

•
Real Estate - Our real estate business concentrates on various types of investments in commercial real estate located throughout the United States that currently includes manufactured housing communities, healthcare, net lease and multifamily properties. In addition, our real estate business includes PE Investments, diversified by property type and geography. Our manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States. Our healthcare properties are typically leased under net leases to healthcare operators and focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in private-pay assisted living facilities which we believe have the most advantageous underlying demographic trends and fundamentals. Our net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants. Our multifamily portfolio primarily focuses on owning properties located in suburban markets that are best suited to capture the formation of new households.

•
Commercial Real Estate Debt - Our CRE debt business is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate interests, mezzanine loans, credit tenant and other loans and preferred equity interests. We may from time to time take title to collateral in connection with a CRE debt investment as REO, which would be included in our CRE debt business.

•
Asset Management - Our asset management business provides asset management and other services to our Sponsored Companies and any other companies we may sponsor in the future, through which we earn management, incentive and other fees. We currently manage NorthStar Income, NorthStar Healthcare and NorthStar Income II. In connection with the Sponsored Companies, we manage the day to day operations including identifying, originating, acquiring and managing investments on their behalf and earn asset management and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. In addition, we continue to receive collateral management fees related to administrative responsibilities on our CDO financing transactions.

•
Commercial Real Estate Securities - Our CRE securities business is predominately comprised of N-Star CDO bonds and N-Star CDO equity of our deconsolidated N-Star CDOs and includes other securities, which are mostly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. We also invest in opportunistic CRE securities such as an investment in a “B-piece” CMBS.

We have the ability to invest in a broad spectrum of commercial real estate assets and seek to provide attractive risk-adjusted returns. Our ability to invest across the CRE market creates complementary and overlapping sources of investment opportunities based upon common reliance on real estate fundamentals and application of similar portfolio management skills to maximize value and to protect capital. Additionally, we may pursue opportunistic investments across all our business lines including CRE equity and debt investments. Examples of opportunistic investments include PE Investments, repurchasing our CDO bonds at a discount to their principal amount and other strategic joint ventures.
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013. In 2013, we issued aggregate net capital of $1.9 billion, including $1.4 billion from the issuance of common equity, $193 million from the issuance of preferred stock and $335 million from the issuance of exchangeable senior notes. In 2012, we issued aggregate net capital of $724 million, including $383 million from the issuance of common equity, $262 million from the issuance of preferred stock (including through our at-the-market equity offering program) and $79 million from the issuance of exchangeable senior notes.
We are also focused on raising capital for our Sponsored Companies through NorthStar Securities, our broker-dealer subsidiary. Our first Sponsored Company, NorthStar Income, a CRE debt-oriented non-traded REIT, successfully completed its public offering on July 1, 2013 by raising $1.1 billion of capital. Inception to date, NorthStar Income has invested substantially all of its offering proceeds. We are currently raising capital for our second Sponsored Company, NorthStar Healthcare, a healthcare debt and equity focused non-traded REIT, which has a maximum offering amount of $1.1 billion and our third Sponsored Company, NorthStar Income II, our second CRE debt-oriented non-traded REIT, which has a maximum offering amount of

$1.65 billion. From inception through February 26, 2014, NorthStar Healthcare raised approximately $167 million of capital and NorthStar Income II raised approximately $57 million of capital. NorthStar Healthcare and NorthStar Income II picked up momentum in raising capital in 2013, following the execution of a number of selling agreements in June 2013 and October 2013, respectively. The pace at which we have been able to execute selling agreements and therefore raise capital for NorthStar Healthcare and NorthStar Income II has been greater compared to our first non-traded REIT, NorthStar Income. With regard to NorthStar Income II, we believe our ability to obtain selling agreements, and in turn raise capital at a strong pace, has been driven by the success and similar business to NorthStar Income.
Our financing strategy focuses on match funding our assets and liabilities by having similar maturities and like-kind interest rate benchmarks (fixed or floating) to manage refinancing and interest rate risk. In terms of our CRE debt and securities investments and our real estate portfolio, we pursue a variety of financing arrangements such as securitization financing transactions, credit facilities, mortgage notes and other term borrowings. The amount of our borrowings depends upon the nature and credit quality of our assets, the structure of our financings and where possible, we seek to limit our reliance on recourse borrowings. Our real estate portfolio is predominately financed with non-recourse, non-mark-to-market mortgage notes.
In late 2011, we began using secured term credit facilities provided by major financial institutions to partially finance CRE debt which currently provide for an aggregate of up to $240 million to finance loan originations. In November 2012 and in August 2013, we and on behalf of NorthStar Income, entered into two Securitization Financing Transactions. These Securitization Financing Transactions provide permanent, non-recourse, non-mark-to-market financing for newly-originated CRE debt investments. The CRE debt investments financed by Securitization 2012-1 were previously financed on our credit facilities. Borrowing levels may change for our CRE debt and real estate investments depending upon the nature of the assets and the related financing.
We also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. In addition, we acquired equity interests of two CRE debt focused CDOs, the CSE CDO and the CapLease CDO. All of these CDOs are amortizing over time as the underlying assets paydown or are sold. We have been winding down our legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of our business today than in the past. Refer to “Liquidity and Capital Resources” for a further discussion of our legacy CDO business.
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
Profitability and Performance Metrics
We calculate several metrics to evaluate the profitability and performance of our business.

•	CAD (refer to “Non-GAAP Financial Measures—Cash Available for Distribution” for a description of this metric).

•	FFO and AFFO (refer to “Non-GAAP Financial Measures—Funds from Operations and Adjusted Funds from Operations” for a description of these metrics).

•	Credit losses are a measure of performance and can be used to compare the credit performance of our assets to our competitors and other finance companies.

•	Assets under management growth is a driver of our ability to grow our income especially related to our Sponsored Companies.
Outlook and Recent Trends
Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers. A proxy of the easing of credit and restarting of the capital markets for CRE debt is the approximately $45 billion and $80 billion in non-agency CMBS issuance in 2012 and 2013, respectively. Credit contracted in mid-2011 as the European debt woes began to unfold resulting in heightened market volatility and global financial markets continued to be strained in 2012. Several of the world’s largest central banks acted in a coordinated effort to stimulate growth through massive injections of liquidity in the financial markets in late 2012, which had the effect of keeping interest rates low. Since mid-2013, there has been a focus on the pace at which the Federal Reserve will taper its stimulus efforts and this change has led to and may continue in the future result in an increase in interest rates on U.S. government bonds and interest rates more generally. However, the Federal Reserve has indicated it intends to keep short-term interest rates near zero until the unemployment rate stabilizes.
Partly as a result of this stimulus, the commercial real estate markets began to improve starting in 2012 and continued in 2013 and valuations are now nearing peak 2007 levels, but headwinds still remain due to the uncertainty of the political climate, including budget deficits, debt ceiling, gridlock, Federal Reserve policy on stimulus, concern with emerging market economies and other matters and their impact to the U.S. economy. We expect that this dynamic, along with global market instability and the risk of maturing CRE debt that may have difficulties being refinanced (it is currently estimated that approximately $1.4 trillion of CRE debt will mature through 2017) will continue to cause periodic volatility in the market for some time. While there is an increased supply of lenders to provide such financing, we still anticipate that certain of these loans will not be able to be refinanced, potentially inhibiting growth and contracting credit.
The capital markets began reopening in 2012 and we, and on behalf of NorthStar Income, began to again access the capital markets to finance our assets, including our CRE debt assets as evidenced by Securitization 2012-1 and Securitization 2013-1. Refer to Part I. Item 1. “Business - Financing Strategy” for additional details. The stimulus in the United States helped to increase demand for new CMBS, even though current new issue is still well below historic levels. Industry experts are predicting approximately $100 billion of non-agency CMBS issuance in 2014.
The degree to which commercial real estate values continue to improve going forward in the markets in which our real estate collateral is located will impact the performance of our asset base. Our CRE debt and securities investments are negatively impacted by weak real estate markets and economic conditions. Many of our CRE debt investments bear interest based on a spread to one-month LIBOR, a floating-rate index based on rates that banks charge each other to borrow. One-month LIBOR as of December 31, 2013 was 0.17%, below its 0.25% average over the past five years. Lower LIBOR has meant lower debt service costs for our borrowers. This dynamic has partially offset decreasing cash flow caused by the more recent challenging economic conditions and helped in extending the life of interest reserves for those CRE debt investments that required interest reserves to service debt. Additionally, since our CRE debt business generally lends and borrows based on a spread to LIBOR, increasing LIBOR should increase the net interest earned from our CRE debt investments. However, some of our CRE debt originations have LIBOR floors that are in excess of current LIBOR. We will not benefit from an increase in LIBOR until it is in excess of the floors. The degree in which rates will increase is driven in a significant part by the actions of the Federal Reserve.
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
Our Strategy
Our primary business objectives are to invest in commercial real estate assets that we expect will generate attractive risk-adjusted returns and to engage in asset management activities that seek to generate stable cash flow for distribution to our stockholders and build long-term franchise value. We currently anticipate that most of our investment activity and uses of available cash liquidity will be focused on our businesses of acquiring real estate, originating or acquiring loans, as well as pursuing opportunistic CRE investments across our businesses, both in the United States and internationally. Opportunistic investments may include investing in real estate private equity funds, strategic joint ventures and repurchasing our CDO bonds at discounts to par. We are focused on our asset management business predominately by raising and managing capital on a fee basis from alternate sources, currently our Sponsored Companies.

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
In 2012 and 2013, we took advantage of improved market conditions in terms of both capital raising and investment activity. We issued $1.9 billion of capital in 2013 and $724 million of capital in 2012. In addition, as of December 31, 2013, we have two credit facilities with an aggregate of $240 million to finance the origination of CRE first mortgage loans. In November 2012 and August 2013, we, and on behalf of NorthStar Income, entered into Securitization Financing Transactions to finance debt investments on a permanent, non-recourse, non-mark-to-market basis that were previously financed on credit facilities.
We actively invested across our businesses in 2013. The following table presents our gross investments and equity invested in 2013 (dollars in millions):

Investment	Number	Gross Investments	Invested Equity
Manufactured housing	2 portfolios	$1,210	$304
PE Investments(1)	3 portfolios	1,003	675
CRE debt(2)	18 investments	473	418
Multifamily	12 properties	375	93
RXR Investment(3)	Equity/CRE debt	337	337
N-Star CDO and CMBS bonds	4 bonds	98	57
Healthcare	11 properties	53	15
Office	1 property	8	8
Total		$3,557	$1,907
____________________________________________________________

(1)	Excludes contributions related to future funding commitments.

(2)	We originated 15 loans and purchased three loans excluding the loans originated in connection with the RXR Investment.

(3)
Includes a combination of corporate debt, preferred equity and an approximate 30% equity interest. Our weighted average initial (first year) expected yield on the RXR Investment is approximately 11%. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.

The weighted average initial (first year) expected yield on invested equity for these investments is 16%. There is no assurance we will realize the expected returns on invested equity over the term of these investments. Our actual return on invested equity could vary significantly from our expectations.
In addition, we made investments on behalf of our Sponsored Companies. The following table presents gross investment activity related to these Sponsored Companies we made in 2013 (dollars in millions):

	NorthStar Income		NorthStar Healthcare		NorthStar Income II
Asset Type:	Number	Principal/Purchase Price	Number	Principal/Purchase Price	Number	Principal/Purchase Price
CRE debt	17	$712	1	$11	1	$17
PE Investments (1)	2	255	—	—	—	—
Real estate equity	3	138	6	56	—	—
CRE securities	4	74	—	—	—	—
Total	26	$1,179	7	$67	1	$17
____________________________________________________________

(1)	Excludes contributions related to future funding commitments.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.
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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. Allocations of net income (loss) may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
We may account for an investment in an unconsolidated entity at fair value by electing the fair value option. We elected the fair value option for PE Investments and certain components of our investment in RXR Realty. PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. We record the change in fair value for our share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Fair Value Option
The fair value option provides an election that allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis at initial recognition. We will generally not elect the fair value option for its assets and liabilities. However, we may elect to apply the fair value option for certain investments. Any change in fair value for assets and liabilities for which the election is made is recognized in earnings.
Operating Real Estate
Operating real estate is carried at historical cost less accumulated depreciation. Costs directly related to an acquisition deemed to be a business combination are expensed and included in transaction costs in our consolidated statements of operations. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments which improve or extend the life of the asset are capitalized and depreciated over their useful life. Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets.
We follow the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. We evaluate whether real estate acquired in connection with a REO constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.
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
Real Estate Securities
We classify our CRE securities investments as available for sale on the acquisition date, which are carried at fair value. We have historically elected to apply the fair value option for its CRE securities investments. For those CRE securities for which the fair value option was elected, any unrealized gains (losses) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.
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

Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Financial assets and liabilities recorded at fair value on a recurring basis using Level 3 inputs was 69% and 92% of total assets and liabilities measured at fair value on a recurring basis, respectively, as of December 31, 2013. Our non-recurring financial measurements include the measurement of provision for loan losses on our CRE debt investments, impairment on operating real estate and provision for loss on equity investments, if any. These measurements are considered Level 3 fair value measurements.
Transfers into and out of Level 3 for CRE securities for the year ended December 31, 2013 totaled $8 million and $108 million, respectively, and principally related to the nature of the price used to estimate fair value (third-party pricing service or broker quotations) and the amount of available market data to corroborate such prices. We recognized net unrealized/realized gains and losses of $84 million and $25 million, respectively, related to transfers in and out of Level 3 in our consolidated statements of operations for the year ended December 31, 2013.
Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as our knowledge and experience of the market.
With respect to valuation for CRE securities, we generally obtain at least one quote from a pricing service or broker. Furthermore, we may use internal pricing models to establish arm’s length prices. Generally, the quote from the pricing service is used to determine fair value for the securities. The quotes are not adjusted. The pricing service uses market-based measurements based on valuation techniques that reflect market participants’ assumptions and maximize the use of relevant observable inputs including prices for similar assets, benchmark yield curves and market corroborated inputs such as contractual terms, discount rates for similar securities and credit (such as credit support and delinquency rates). We believe such broker quote is generally based on a market transaction of comparable securities.

To determine the fair value of CRE securities, we maintain a comprehensive quarterly process that includes a valuation committee comprised of senior members of the investment and accounting teams that is designed to enable management to ensure the prices used are representative of fair value and the instruments are properly classified pursuant to the fair value hierarchy.

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

Once we determine fair value of CRE securities, we review to ensure the instrument is properly classified pursuant to the fair value hierarchy consistent with U.S. GAAP through our understanding of the valuation methodologies used by the pricing service via discussion with representatives of the pricing service and review of any documentation describing its valuation methodology.

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
Selling Commissions and Dealer Manager Fees
Selling commissions and dealer manager fees represent income earned from selling equity in our Sponsored Companies through NorthStar Securities, our broker-dealer subsidiary, while such companies are raising capital for their respective public offerings. Selling commissions and dealer manager fees and commission expense are accrued on a trade date basis. We are currently raising capital for NorthStar Healthcare and NorthStar Income II. NorthStar Income, our first Sponsored Company, successfully completed its $1.1 billion public offering on July 1, 2013.
Asset Management and Other Fees
Asset management and other fees include fees earned from the management of our Sponsored Companies and are recognized in the period during which the related services are performed and the amounts have been contractually earned.
Credit Losses and Impairment on Investments
Operating Real Estate
Our real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of our operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, management considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in our consolidated statements of operations.
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
Investments in Private Equity Funds
We account for PE Investments at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets in the funds and discount rate. This fair value measurement is generally based on unobservable inputs and, as such, is classified as Level 3 of the fair value hierarchy. We are not using the NAV (practical expedient) of the underlying funds for purposes of determining fair value.

RXR Investment
We account for the RXR Equity Interest at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets and discount rate. Additionally, we account for the RXR Realty preferred equity at fair value which is determined based on comparing the current yield to the estimated yield for newly originated loans with similar credit risk. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.
Real Estate Securities
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
Other CRE Securities
Other CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.
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
Junior Subordinated Notes
Junior subordinated notes are valued using quotations from nationally recognized financial institutions. These quotations are not adjusted and are generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the implied credit spread of our other borrowings and the timing and amount of expected future cash flow. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board, or FASB, issued an accounting update that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s non-recourse borrowing, the reporting entity must apply sales accounting to the real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the borrowing. The requirements of the accounting update were effective for us in the first quarter 2013 and are applied on a prospective basis. We adopted the provisions of the update and it did not have a material impact on our consolidated financial statements.
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

Results of Operations
Comparison of the Year Ended December 31, 2013 to December 31, 2012 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Net interest income
Interest income	$303,989	$386,053	$(82,064)	(21.3)%
Interest expense on debt and securities	38,152	50,557	(12,405)	(24.5)%
Net interest income on debt and securities	265,837	335,496	(69,659)	(20.8)%
Other revenues
Rental and escalation income	235,492	112,496	122,996	109.3%
Selling commissions and dealer manager fees, related parties	62,572	42,385	20,187	47.6%
Asset management and other fees, related parties	27,301	7,916	19,385	244.9%
Other revenue	5,420	2,272	3,148	138.6%
Total other revenues	330,785	165,069	165,716	100.4%
Expenses
Other interest expense	140,507	89,536	50,971	56.9%
Real estate properties—operating expenses	73,668	18,679	54,989	294.4%
Commission expense	57,325	38,506	18,819	48.9%
Other expenses	4,703	6,648	(1,945)	(29.3)%
Transaction costs	12,464	2,571	9,893	384.8%
Provision for (reversal of) loan losses, net	(8,786)	23,037	(31,823)	(138.1)%
General and administrative
Salaries and equity-based compensation	64,726	62,313	2,413	3.9%
Other general and administrative	22,511	19,370	3,141	16.2%
Total general and administrative	87,237	81,683	5,554	6.8%
Depreciation and amortization	93,470	47,499	45,971	96.8%
Total expenses	460,588	308,159	152,429	49.5%
Income (loss) from operations	136,034	192,406	(56,372)	(29.3)%
Equity in earnings (losses) of unconsolidated ventures	85,477	88	85,389	97,033.0%
Other income (loss)	38	20,258	(20,220)	(99.8)%
Unrealized gain (loss) on investments and other	(34,977)	(548,277)	513,300	(93.6)%
Realized gain (loss) on investments and other	33,676	60,485	(26,809)	(44.3)%
Gain (loss) from deconsolidation of N-Star CDOs	(299,802)	—	(299,802)	NA
Income (loss) from continuing operations	(79,554)	(275,040)	195,486	(71.1)%
Income (loss) from discontinued operations	(8,356)	(128)	(8,228)	6,428.1%
Gain on sale from discontinued operations	—	2,079	(2,079)	NA
Net income (loss)	$(87,910)	$(273,089)	$185,179	(67.8)%
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our CRE debt and securities segments and our N-Star CDO segments. For assets financed in a CDO, also referred to as legacy investments, the N-Star CDO segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2013 and 2012. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2013				2012
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,547,091	$145,388	9.40%		$1,767,834	$202,784	11.47%
CRE securities investments	1,343,661	158,601	11.80%		2,076,941	183,269	8.82%
	$2,890,752	303,989	10.52%		$3,844,775	386,053	10.04%
Interest-bearing liabilities:(1)
CDO bonds payable	$2,275,986	29,913	4.77%	(5)	$3,447,411	46,594	3.63%	(5)
Securitization bonds payable	97,973	3,058	3.12%		19,601	345	1.76%
Credit facilities	69,869	4,753	6.80%		95,527	3,043	3.19%
Secured term loan	8,776	428	4.88%		14,678	575	3.92%
	$2,452,604	38,152	4.76%		$3,577,217	50,557	3.61%
Net interest income		$265,837				$335,496
____________________________________________________________

(1)
Excludes $124.6 million and $174.4 million aggregate average carrying value of REO and investments in and advances to unconsolidated ventures, net of related financing as of December 31, 2013 and 2012, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All amounts are calculated based on quarterly averages.

(3)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(4)	Calculated as interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $52.7 million and $78.6 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

Interest income decreased $82.1 million, primarily attributable to decreased interest income in 2013 on CRE debt and securities investments in the CSE CDO ($81.7 million) and other N-Star CDOs ($60.8 million), offset by increased income associated with investments in our CDO bonds due to deconsolidation ($21.7 million) and related to new CRE debt and securities investments in 2013 ($38.8 million).
Interest expense decreased $12.4 million, primarily attributable to lower interest expense related to repurchases and paydowns of CDO bonds payable ($16.0 million), offset by borrowings on investments made in 2013 through credit facilities and Securitization 2012-1 ($3.6 million).
Other Revenues
Rental and Escalation Income
Rental and escalation income increased $123.0 million, primarily attributable to real estate acquisitions in 2013 ($118.1 million) and higher income on our net lease and healthcare properties ($2.5 million) in our real estate segment and higher income related to new REO in 2013 in our N-Star CDO CRE debt segment ($2.4 million).
Selling Commissions and Dealer Manager Fees, Related Parties
Selling commissions and dealer manager fees are generated in our asset management business and currently represents income earned for selling equity in our Sponsored Companies through NorthStar Securities. The increase of $20.2 million is attributable to completing our public offering of NorthStar Income on July 1, 2013 and commencing selling in NorthStar Healthcare and NorthStar Income II at the end of the third quarter 2013.
Asset Management and Other Fees, Related Parties
Asset management and other fees are generated in our asset management business and increased $19.4 million, primarily due to increased fees from managing our Sponsored Companies ($18.7 million) and collateral management fees recognized in the fourth quarter from deconsolidated CDOs ($0.7 million).
Other Revenue
Other revenue increased $3.1 million due to increases in various fees such as special servicing fees, draw fees and late fees.

Expenses
Other Interest Expense
Other interest expense increased $51.0 million, primarily attributable to increased interest expense related to mortgage notes payable associated with real estate acquisitions in 2013 in our real estate segment ($39.3 million), exchangeable senior notes issued in 2013 at the corporate level ($12.5 million), offset by decreased interest expense from principal paydowns on other borrowings.
Real Estate Properties—Operating Expenses
Real estate properties operating expenses increased $55.0 million, primarily attributable to real estate acquisitions in 2013 in our real estate segment ($51.5 million), new REO in 2013 in our N-Star CDO CRE debt segment ($1.1 million) and higher expenses on our net lease and healthcare properties ($2.4 million) in our real estate segment.
Commission Expense
Commission expense is incurred in our asset management business and represents commission expense paid to broker-dealers with whom we have distribution agreements to raise capital for our Sponsored Companies and commission expense to employees of NorthStar Securities. The increase of $18.8 million in commission expense corresponds with the increased selling commissions and dealer manager fees as a result of increased capital raised in 2013.
Other Expenses
Other expenses decreased $1.9 million and consisted of costs such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with investments made in such year. For the year ended December 31, 2013, transaction costs of $12.5 million related to our acquisition of PE Investments and real estate properties in our real estate segment. For the year ended December 31, 2012, transaction costs of $2.6 million related to dead deal costs incurred at the corporate level ($2.9 million) and our acquisition of real estate properties in our real estate segment ($1.7 million), offset by a reversal of previously recorded surety bond costs expensed related to certain litigation in our real estate segment.
Provision for (Reversal of) Loan Losses, Net
Provision for (reversal of) loan losses, net on our CRE debt investments decreased $31.8 million. For the year ended December 31, 2013, reversal of provision for loan loss of $8.8 million primarily related to a loan that paid off at par during the fourth quarter ($10.6 million) and a reversal of provision for loan loss for a mezzanine loan for which we contemporaneously took title to the collateral ($4.0 million), offset by a provision for loan loss on a mezzanine loan ($6.3 million). For the year ended December 31, 2012, provision for loan losses, net of $23.0 million related to seven investments and included $25.2 million for mezzanine loans, $2.0 million for subordinated mortgage interests and $0.5 million for first mortgage loans, offset by a reversal of provision for loan losses of $4.7 million for a first mortgage loan.
General and Administrative
General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of our asset management segment.
General and administrative expenses increased $5.6 million primarily attributable to the following:
Salaries and equity-based compensation expense increased $2.4 million primarily due to compensation from higher staffing levels to accommodate our increased business activities ($5.7 million), equity compensation in the form of limited partnership interests in the Operating Partnership which are structured as profits interests ($7.1 million) and equity compensation for the 2012 and 2011 long-term incentive plans ($2.7 million and $0.1 million, respectively), offset by decreased equity compensation for the 2010 and 2009 long-term incentive plans ($5.7 million and $1.3 million, respectively) and the allocation of costs to our Sponsored Companies.
Other general and administrative expenses increased $3.1 million at the corporate level primarily due to increased legal fees related to general corporate work, offset by the allocation of costs to our Sponsored Companies.

Depreciation and Amortization
Depreciation and amortization expense increased $46.0 million, primarily related to acquisitions in 2013 in our real estate segment.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $85.4 million, primarily attributable to PE Investment I ($53.7 million) and PE Investment II ($28.9 million), both in our real estate segment, earnings from our Sponsored Companies ($0.4 million) and earnings from other equity investments in our real estate segment ($2.5 million).
Other Income (Loss)
Other income (loss) for the year ended December 31, 2013 was primarily comprised of other income of $10.0 million related to certain investments in our CRE securities segment, offset by a loss accrual of $10.0 million in our N-Star CDO securities segment. Other income (loss) of $20.3 million for the year ended December 31, 2012 was primarily comprised of a reversal of a loss accrual previously recorded related to certain litigation in our real estate segment.
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
For the year ended December 31, 2013, $35.0 million of net unrealized loss primarily related to our N-Star CDO segments and included net unrealized gains on CRE securities investments ($97.1 million) and derivatives ($33.7 million), offset by unrealized losses on CDO bonds payable ($106.6 million) and net cash payments on interest rate swaps ($52.7 million). The remaining change related to unrealized losses on our junior subordinated notes ($4.0 million) at the corporate level and unrealized losses on CRE securities investments ($2.3 million) in the CRE securities segment.
For the year ended December 31, 2012, $548.3 million of net unrealized loss primarily related to our N-Star CDO segments and included unrealized losses on CDO bonds payable ($510.1 million) and net cash payments on interest rate swaps ($78.9 million), offset by net unrealized gains on CRE securities investments ($36.0 million) and derivatives ($44.7 million). The remaining change related to unrealized losses on our junior subordinated notes ($40.0 million) at the corporate level.
Realized Gain (Loss) on Investments and Other
Realized gains of $33.7 million for the year ended December 31, 2013 primarily related to our N-Star CDO segments and included gains from the sale of CRE debt and securities investments ($11.5 million), gains from the liquidation of N-Star CDO II ($7.0 million), offset by losses related to certain CRE securities investments ($8.5 million) and repurchases of CDO bonds ($12.3 million). The remaining change related to foreign currency remeasurement gain ($2.3 million) in the CRE debt segment, gains from an investment in the CRE securities segment ($33.1 million) and gain from the sale of timeshare units ($12.2 million) in the real estate segment, offset by a loss on exchangeable notes ($10.9 million) in the corporate segment and a loss on the sale of manufactured homes ($0.9 million) in the real estate segment.
Realized gains of $60.5 million for the year ended December 31, 2012 primarily related to the N-Star CDO segments and included net gains from the sale of CRE debt and securities investments ($48.3 million), gains from the sale of two land parcels and a REO property ($9.3 million) and gains on the termination of an interest rate swap ($7.6 million), offset by net losses on repurchases of CDO bonds ($21.3 million) and losses related to certain CRE securities investments ($4.6 million). The remaining change related to foreign currency remeasurement gain ($1.1 million) in the CRE debt segment, gains from the sales of timeshare units ($20.9 million) in the real estate segment, offset by losses related to certain CRE securities investments in the CRE securities segment ($0.8 million).
Gain (Loss) from Deconsolidation of N-Star CDOs
The loss of $299.8 million is related to the deconsolidation of N-Star CDOs IV, VI, VII and VIII, the CapLease CDO and the CSE CDO, which was predominately due to the reversal of the unrealized gains on the CDO liabilities that were recorded in prior periods due to the election of the fair value option.

Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the years ended December 31, 2013 and 2012, income (loss) from discontinued operations of $8.4 million and $0.1 million, respectively, related to five healthcare properties classified as held for sale in our real estate segment and one multifamily property located in Texas that was sold in 2012 in our N-Star CDO CRE debt segment.
Gain on Sale from Discontinued Operations
For the year ended December 31, 2013, there was no gain on sale from discontinued operations. Gain on sale from discontinued operations for the year ended December 31, 2012 primarily related to the sale of an office property in Indiana ($0.3 million) and a multifamily property located in Texas ($1.8 million), both part of our N-Star CDO CRE debt segment.
Comparison of the Year Ended December 31, 2012 to December 31, 2011 (Dollars in Thousands):

	Years Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Net interest income
Interest income	$386,053	$401,201	$(15,148)	(3.8)%
Interest expense on debt and securities	50,557	45,280	5,277	11.7%
Net interest income on debt and securities	335,496	355,921	(20,425)	(5.7)%
Other revenues
Rental and escalation income	112,496	108,549	3,947	3.6%
Selling commissions and dealer manager fees, related parties	42,385	12,024	30,361	252.5%
Asset management and other fees, related parties	7,916	959	6,957	725.4%
Other revenue	2,272	925	1,347	145.6%
Total other revenues	165,069	122,457	42,612	34.8%
Expenses
Other interest expense	89,536	94,988	(5,452)	(5.7)%
Real estate properties—operating expenses	18,679	22,611	(3,932)	(17.4)%
Commission expense	38,506	10,764	27,742	257.7%
Other expenses	6,648	8,824	(2,176)	(24.7)%
Transaction costs	2,571	—	2,571	NA
Provision for (reversal of) loan losses, net	23,037	52,980	(29,943)	(56.5)%
Provision for loss on equity investment	—	4,482	(4,482)	NA
General and administrative
Salaries and equity-based compensation	62,313	66,183	(3,870)	(5.8)%
Other general and administrative	19,370	24,877	(5,507)	(22.1)%
Total general and administrative	81,683	91,060	(9,377)	(10.3)%
Depreciation and amortization	47,499	42,915	4,584	10.7%
Total expenses	308,159	328,624	(20,465)	(6.2)%
Income (loss) from operations	192,406	149,754	42,652	28.5%
Equity in earnings (losses) of unconsolidated ventures	88	(2,738)	2,826	(103.2)%
Other income (loss)	20,258	4,162	16,096	386.7%
Unrealized gain (loss) on investments and other	(548,277)	(489,904)	(58,373)	11.9%
Realized gain (loss) on investments and other	60,485	78,782	(18,297)	(23.2)%
Gain from acquisition	—	89	(89)	NA
Income (loss) from continuing operations	(275,040)	(259,855)	(15,185)	5.8%
Income (loss) from discontinued operations	(128)	131	(259)	(197.7)%
Gain on sale from discontinued operations	2,079	17,198	(15,119)	(87.9)%
Net income (loss)	$(273,089)	$(242,526)	$(30,563)	12.6%
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our CRE debt and securities segments and our N-Star CDO segments. For assets financed in a CDO, also referred to as legacy investments, the N-Star CDO segments are based on the primary collateral of the CDO financing transaction and as such may include other types of investments.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2012 and 2011. Amounts presented have been impacted by the timing of new investments and repayments during the period (dollars in thousands):

	Years Ended December 31,
	2012				2011
	Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)		Average Carrying Value(2)	Interest Income/ Expense(3)	WA Yield/ Financing Cost(4)
Interest-earning assets:(1)
CRE debt investments	$1,767,834	$202,784	11.47%		$1,802,374	$197,461	10.96%
CRE securities investments	2,076,941	183,269	8.82%		2,402,758	203,740	8.48%
	$3,844,775	386,053	10.04%		$4,205,132	401,201	9.54%
Interest-bearing liabilities:(1)
CDO bonds payable	$3,447,411	46,594	3.63%	(5)	$3,925,380	$44,501	3.60%	(5)
Securitization bonds payable	19,601	345	1.76%		N/A	—	N/A
Credit facilities	95,527	3,043	3.19%		12,852	206	1.60%
Secured term loan	14,678	575	3.92%		19,122	573	3.00%
	$3,577,217	50,557	3.61%		$3,957,354	45,280	3.59%
Net interest income		$335,496				$355,921
____________________________________________________________

(1)
Excludes $174.4 million and $107.9 million aggregate average carrying value of REO and investments in and advances to unconsolidated ventures, net of related financing as of December 31, 2012 and 2011, respectively.

(2)
Based on amortized cost for CRE debt and securities investments, principal amount for N-Star CDOs, securitization bonds payable, credit facilities and secured term loan and carrying value for the CSE and CapLease CDOs. All amounts are calculated based on quarterly averages.

(3)	Includes the effect of amortization of premium or accretion of discount and deferred fees.

(4)	Calculated as interest income or expense divided by average carrying value.

(5)
We use interest rate swaps in CDO financing transactions to manage interest rate risk. Weighted average financing cost includes $78.6 million and $96.9 million of net cash payments on interest rate swaps recorded in unrealized gain (loss) in our consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively.

Interest income decreased $15.1 million, primarily attributable to decreased interest income in 2012 on CRE debt and securities investments in the CSE CDO ($5.5 million) and other N-Star CDOs ($43.9 million), offset by increased income related to the consolidation of the CapLease CDO in the third quarter 2011 ($8.1 million), related to an investment in our CDO bonds ($6.1 million) and related to CRE debt and securities investments ($20.0 million).
Interest expense increased $5.3 million, primarily attributable to the consolidation of the CapLease CDO in the third quarter of 2011 ($6.1 million) and borrowings on investments made in 2012 through credit facilities and Securitization 2012-1 ($3.1 million), offset by lower interest expense related to repurchases and principal paydowns of CDO bonds payable ($3.9 million).
Other Revenues
Rental and Escalation Income
Rental and escalation income increased $3.9 million, primarily attributable to higher income related to new REO in 2012 in our N-Star CDO CRE debt segment ($12.7 million), real estate acquisitions in 2012 in our real estate segment ($2.1 million) and a net increase in rent in our real estate segment ($0.6 million), offset by the deconsolidation of Midwest Care Holdco TRS I LLC (“Midwest Holdings”) ($10.5 million) and the return of a property to the lender in 2011 ($1.0 million), both included in our real estate segment.
Selling Commissions and Dealer Manager Fees, Related Parties
Selling commissions and dealer manager fees are generated in our asset management business and currently represents income earned for selling equity in our Sponsored Companies through NorthStar Securities. The increase of $30.4 million is attributable to our increased capital raising velocity in 2012.
Asset Management and Other Fees, Related Parties
Asset management and other fees are generated in our asset management business and increased $7.0 million primarily due to increased fees from managing our Sponsored Companies.

Other Revenue
Other revenue increased $1.3 million due to the sale of easements related to an REO property in our N-Star CDO CRE debt segment ($1.4 million), a tax refund related to a healthcare property in our real estate segment ($0.3 million), offset by decreases in various fees such as special servicing fees, draw fees and late fees ($0.4 million).
Expenses
Other Interest Expense
Other interest expense decreased $5.5 million, primarily attributable to decreased interest expense from principal paydowns on mortgage notes payable ($14.7 million), offset by increased interest expense related to exchangeable senior notes issued in 2012 at the corporate level ($4.1 million), mortgage notes payable associated with new REO in 2012 in our N-Star CDO CRE debt segment ($4.4 million) and mortgage notes payable associated with real estate acquisitions in 2012 in our real estate segment ($0.8 million).
Real Estate Properties—Operating Expenses
Real estate properties operating expenses decreased $3.9 million, primarily attributable to the deconsolidation of Midwest Holdings ($10.8 million) and the return of a property to the lender in 2011 ($0.8 million) both in our real estate segment, offset by increased interest expense on REO in our N-Star CDO CRE debt segment ($7.3 million) and investments in our real estate segment ($0.1 million).
Commission Expense
Commission expense is incurred in our asset management business and represents commission expense paid to broker-dealers with whom we have distribution agreements to raise capital for our Sponsored Companies and commission expense to employees of NorthStar Securities. The increase of $27.7 million in commission expense corresponds with the increased selling commissions and dealer manager fees as a result of increased capital raised.
Other Expenses
Other expenses decreased $2.2 million and consisted of costs such as legal and consulting fees for loan modifications and restructurings and other expenses associated with managing the N-Star CDOs.
Transaction Costs
Transaction costs represent costs such as professional fees associated with investments made in such year. For the year ended December 31, 2012, transaction costs of $2.6 million related to dead deal costs incurred at the corporate level ($2.9 million) and our acquisition of real estate properties in our real estate segment ($1.7 million), offset by a reversal of previously recorded surety bond costs expensed related to certain litigation in our real estate segment. We did not incur any transaction costs for the year ended December 31, 2011.
Provision for (Reversal of) Loan Losses, Net
Provision for (reversal of) loan losses, net on our CRE debt investments decreased $29.9 million. For the year ended December 31, 2012, provision for loan losses, net of $23.0 million related to seven investments and included $25.2 million for mezzanine loans, $2.0 million for subordinated mortgage interests and $0.5 million for first mortgage loans, offset by a reversal of provision for loan losses of $4.7 million for a first mortgage loan. For the year ended December 31, 2011, provision for loan losses, net of $53.0 million related to 12 debt investments, including $29.3 million for mezzanine loans, $22.9 million for subordinated mortgage interests and $0.7 million for first mortgage loans.
General and Administrative
General and administrative expenses are principally incurred at the corporate level except as it relates to compensation expense and other costs incurred at our broker-dealer which is part of our asset management segment.
General and administrative expenses decreased $9.4 million primarily attributable to the following:
Salaries and equity-based compensation expense decreased $3.9 million primarily due to decreased cash compensation for the 2009 long-term incentive plan ($12.6 million), decreased equity compensation in the form of Operating Partnership units structured as profits interests ($0.2 million) and the allocation of costs to our Sponsored Companies, offset by increased compensation from higher staffing levels to accommodate our increased business activities in 2012 ($10.8 million) and equity compensation for the 2011 long-term incentive plan ($1.3 million).

Other general and administrative expenses decreased $5.5 million at the corporate level primarily due to decreased legal fees related to general corporate work, offset by the allocation of costs to our Sponsored Companies.
Depreciation and Amortization
Depreciation and amortization expense increased $4.6 million, primarily related to new REO in 2012 in our N-Star CDO CRE debt segment ($5.8 million), real estate acquisitions in 2012 in our real estate segment ($0.7 million), offset by the return of a property to the lender ($1.2 million) and the deconsolidation of Midwest Holdings in 2011 ($0.5 million) both in our real estate segment.
Equity in Earnings (Losses) of Unconsolidated Ventures
Equity in earnings (losses) of unconsolidated ventures increased $2.8 million, primarily attributable to income from real estate acquisitions in our real estate segment in 2012 ($0.8 million), earnings from our Sponsored Companies ($0.3 million) and decreased losses from equity investments in our N-Star CDO CRE debt segment ($1.7 million).
Other Income (Loss)
Other income (loss) of $20.3 million for the year ended December 31, 2012 was primarily comprised of a reversal of a loss accrual previously recorded related to certain litigation in our real estate segment. Other income (loss) of $4.2 million for the year ended December 31, 2011 related to other income from the CSE CDO ($17.9 million) and the CapLease CDO ($0.9 million) both in our N-Star CDO CRE debt segment, a swap settlement ($5.0 million) in the N-Star CDO CRE securities segment, offset by a loss reserve related to the certain litigation in our real estate segment ($19.6 million).
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
For the year ended December 31, 2012, $548.3 million of net unrealized loss primarily related to our N-Star CDO segments and included unrealized losses on CDO bonds payable ($510.1 million) and net cash payments on interest rate swaps ($78.6 million), offset by net unrealized gains on CRE securities investments ($25.9 million) and derivatives ($44.7 million). The remaining change related to unrealized losses on our junior subordinated notes ($40.0 million) and net cash payments on interest rate swaps ($0.3 million) at the corporate level, offset by net unrealized gains on CRE securities investments ($10.1 million) in our CRE securities segment.
For the year ended December 31, 2011, $489.9 million of net unrealized loss primarily related to our N-Star CDO segments and included net unrealized losses on CDO bonds payable ($197.1 million), unrealized losses on our CRE securities investments ($189.8 million), unrealized losses on derivatives ($35.4 million) and net cash payments on interest rate swaps ($96.9 million). The remaining net offsetting change related to net unrealized gains on CRE securities investments ($3.7 million) in our CRE securities segment and unrealized gains on our junior subordinated notes ($34.1 million), unrealized losses on derivative instruments ($2.8 million) and net cash payments on interest rate swaps ($5.7 million) on junior subordinated notes at the corporate level.
Realized Gain (Loss) on Investments and Other
Realized gains of $60.5 million for the year ended December 31, 2012 primarily related to the N-Star CDO segments and included net gains from the sale of CRE debt and securities investments ($48.3 million), gains from the sale of two land parcels and a REO property ($9.3 million) and gains on the termination of an interest rate swap ($7.6 million), offset by net losses on repurchases of CDO bonds ($21.3 million) and losses related to certain CRE securities investments ($4.6 million). The remaining change related to foreign currency remeasurement gain ($1.1 million) in the CRE debt segment, gains from the sales of timeshare units ($20.9 million) in the real estate segment, offset by losses related to certain CRE securities investments in the CRE securities segment ($0.8 million).
Realized gains of $78.8 million for the year ended December 31, 2011 primarily related to the N-Star CDO segments and included net realized gains from the sale of CRE debt and securities investments ($94.2 million), offset by losses on the repurchases of CDO bonds ($3.8 million), losses on the termination of an interest rate swap ($2.8 million) and losses related to certain CRE securities investments ($5.0 million). The remaining change related to net realized gains from the sale of timeshare units ($3.7 million) in our real estate segment, offset by a loss on the deconsolidation of Midwest Holdings ($0.5 million), debt repurchases ($1.4 million) and the forgiveness of debt ($0.6 million) all in our real estate segment and a loss on debt repurchases ($0.7 million) in our corporate segment, foreign currency remeasurement losses ($1.3 million) in the CRE debt segment and losses related to certain CRE securities investments ($2.9 million) in the CRE securities segment.
Gain from Acquisitions
There was no gain from acquisitions for the year ended December 31, 2012. Gain from acquisitions for the year ended December 31, 2011 relates to the consolidation of the CapLease CDO in the N-Star CDO CRE debt segment.
Income (Loss) from Discontinued Operations
Income (loss) from discontinued operations represents the operations of properties sold or classified as held for sale during the period. For the year ended December 31, 2012, loss from discontinued operations of $0.1 million related to five healthcare properties classified as held for sale in our real estate segment and one multifamily property located in Texas that was sold N-Star CDO CRE debt segment. For the year ended December 31, 2011, income from discontinued operations of $0.8 million related to five healthcare properties classified as held for sale in the real estate segment, a multifamily property in our N-Star CDO CRE debt segment and a leasehold interest in retail space in our real estate segment.
Gain on Sale from Discontinued Operations
Gain on sale from discontinued operations for the year ended December 31, 2012 primarily related to the sale of an office property in Indiana ($0.3 million) and a multifamily property located in Texas ($1.8 million), both part of our N-Star CDO CRE debt segment.
Gain on sale from discontinued operations for the year ended December 31, 2011 primarily related to the sale of a portfolio of 18 healthcare assisted living facilities located in Wisconsin ($9.4 million) and a leasehold interest in retail space located in New York ($5.0 million), both part of our real estate segment and the sale of a multifamily property in Georgia ($2.9 million) in our N-Star CDO CRE debt segment.
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
We currently believe that our existing sources of funds should be adequate for purposes of meeting our short-term liquidity needs. Unrestricted cash as of February 25, 2014 was approximately $546 million.

Capital Raise
For the year ended December 31, 2013, we issued aggregate net capital of $1.9 billion, including $1.4 billion from the issuance of common equity, $193 million from the issuance of preferred stock and $335 million from the issuance of exchangeable senior notes.
Securitization Financing Transactions
We, and on behalf of NorthStar Income, entered into two Securitization Financing Transactions in 2012 and 2013 that provide permanent, non-recourse, non-mark-to-market financing for a portion of our CRE debt investments. We expect to execute similar transactions to finance our newly-originated debt investments that might initially be financed on our credit facilities.
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
Securitization 2013-1
In August 2013, we bifurcated three first mortgage loans with an aggregate principal amount of $142 million into senior loans of $79 million and subordinate interests of $63 million to facilitate the financing of the senior loans in Securitization 2013-1, a securitization financing transaction entered into by NorthStar Income. We transferred the senior loans at cost to Securitization 2013-1. We did not retain any interest in the senior loans and retained the subordinate interests on an unleveraged basis.
Credit Facilities
We maintain two separate credit facilities that provide up to an aggregate of $240 million to finance the origination of first mortgage loans and senior loan participations secured by commercial real estate. The interest rate and advance rate depend on asset type and characteristic. Initial maturity dates for these facilities range from March 2014 to July 2015 and both have extensions available at our option, subject to the satisfaction of certain customary conditions, with maturity dates extending through July 2018.
Our loan facilities contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of this type. We are currently in compliance with all of our financial covenants under our credit facilities.
CDO Financing Transactions
Our legacy CRE debt and securities investments are predominantly financed in CDOs. We sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. We acquired equity interests of two CRE debt focused CDOs, the CSE CDO and the CapLease CDO, which we collectively refer to as our acquired CDOs. In the case of the CSE CDO, we were delegated the collateral management and special servicing rights, and for the CapLease CDO, we acquired the collateral management rights. We continue to receive collateral management fees as named collateral manager or collateral manager delegate in connection with certain CDOs. In connection with deconsolidated CDOs, we retained administrative responsibilities and delegated certain collateral management responsibilities to a third-party collateral manager who is entitled to a percentage of the senior and subordinate collateral management fees.
We own the equity interests in all of our N-Star CDO financing transactions whether or not we consolidate these transactions on our balance sheet.  We do not, however, own undivided interests in any of the assets within our N-Star CDOs and all senior and junior bondholders of the CDOs have economic interests that are senior to our equity interests.
These CDO financing transactions require that the underlying assets meet a collateral value coverage test, or OC test, and an interest coverage test, or IC test (as defined by each applicable indenture) in order for us, as the holder of the equity interests, to receive regular cash flow distributions. Primarily rating downgrades and/or defaults of CMBS and other securities can reduce the deemed value of the security in measuring the OC test. Also, defaults in CRE debt investments can reduce the OC test. Failing such tests means that cash flow that would normally be distributed to us would be used to amortize the senior CDO bonds until the tests are back in compliance. In such cases, this could decrease cash available to pay our dividend and affect compliance with REIT requirements.

N-Star CDO Equity
Substantially all of our N-Star CDO equity is invested in our CRE debt CDOs which currently have large OC cushions compared to our CRE securities CDOs. In fact, our CRE debt CDOs have distributed regular cash flow since their inception. Currently, all of our CRE debt CDOs, the CSE CDO and the CapLease CDO are in compliance with their OC and IC tests. Currently, two CRE securities CDOs (N-Star CDOs II and VII) have been liquidated. Three of the remaining four CRE securities CDOs (N-Star CDOs I, III and V) are out of compliance with their respective OC test. We historically consolidated these CDO financing transactions under U.S. GAAP. More recently, we have been winding down our legacy CDO business resulting in liquidation and deconsolidation of certain of our N-Star CDOs.
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
In July 2013, we determined that we no longer had the power to direct the activities that most significantly impact the economic performance of N-Star CDO VII due to the ability of a single party to remove us as collateral manager as a result of an existing event of default. As a result, N-Star CDO VII was deconsolidated in July 2013. In the fourth quarter 2013, N-Star CDO VII was liquidated.
In September 2013, we delegated the collateral management rights of N-Star CDOs IV, VI and VIII and the CapLease CDO to a third-party collateral manager but retained administrative responsibilities. As a result, we no longer have the power to direct the activities that most significantly impact the economic performance of these CDOs and therefore these CDOs were deconsolidated effective September 30, 2013. In December 2013, we delegated the collateral management rights of the CSE CDO to a third-party collateral manager but retained administrative responsibilities. As a result, we no longer have the power to direct the activities that most significantly impact the economic performance of this CDO and therefore this CDO was deconsolidated effective December 31, 2013.
N-Star CDOs I, III, V and IX continue to be consolidated.
The following table presents our deconsolidated N-Star CRE debt CDOs as of December 31, 2013 (dollars in thousands):

Issue/Acquisition Date	N-Star IV Jun-05	N-Star VI Mar-06	N-Star VIII Dec-06	CapLease Aug-11		CSE Jul-10		Total
Balance sheet as of December 31, 2013(1)
Assets, principal amount	$308,047	$398,661	$904,270	$152,392		$758,187		$2,521,557
CDO bonds, principal amount(2)	194,928	313,518	686,636	136,458		686,706		2,018,246
Net assets	$113,119	$85,143	$217,634	$15,934		$71,481		$503,311

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$1,242	$2,006	$3,212	$651		$6,507		$13,618
Collateral management and other fees	217	370	781	68		409		1,845
Interest coverage cushion(1)	1,070	2,246	3,529	397		6,115
Overcollateralization cushion(1)	57,673	40,542	121,183	9,415		84,767
At offering	19,808	17,412	42,193	5,987	(4)	(151,595)	(5)
____________________________________________________________

(1)	Based on remittance report issued on date nearest to December 31, 2013.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.

(4)	Based on trustee report as of August 31, 2011, closest to the date of acquisition.

(5)	Based on trustee report as of June 24, 2010, closest to the date of acquisition.

The following presents the diversity across property type and geographic location of all CRE debt in N-Star CDOs based on principal amount:

CRE Debt in N-Star CDOs by Property Type	CRE Debt in N-Star CDOs by Geographic Location

The following table presents our CRE securities CDO financing transactions as of December 31, 2013, all of which are consolidated on our balance sheets (dollars in thousands):

Issue/Acquisition Date	N-Star I Aug-03	N-Star III Mar-05	N-Star V Sept-05	N-Star IX Feb-07	Total
Balance sheet as of December 31, 2013(1)
Assets, principal amount	$63,881	$185,410	$274,100	$970,098	$1,493,489
CDO bonds, principal amount(2)	62,521	116,079	240,726	720,372	1,139,698
Net assets	$1,360	$69,331	$33,374	$249,726	$353,791

CDO quarterly cash distributions and coverage tests(3)
Equity notes and subordinate bonds	$—	$—	$—	$2,637	$2,637
Collateral management and other fees	26	45	45	718	$834
Interest coverage cushion(1)	NEG	NEG	NEG	3,116
Overcollateralization cushion(1)	NEG	NEG	NEG	16,629
At offering	8,687	13,610	12,940	24,516
____________________________________________________________

(1)	Based on remittance report issued on date nearest to December 31, 2013.

(2)	Includes all outstanding CDO bonds payable to third parties and all CDO bonds owned by us.

(3)	IC and OC coverage to the most constrained class.
Repurchased N-Star CDO Bonds
The following table presents our N-Star CDO bonds owned as of December 31, 2013 (dollars in thousands):

Based on original credit rating:	Principal Amount(1)
AAA	$71,212
AA through BBB	376,212
Below investment grade	160,590
Total(2)(3)	$608,014
Weighted average original credit rating of repurchased N-Star CDO bonds	A / A2
Weighted average purchase price of repurchased N-Star CDO bonds	33%
____________________________________________________________

(1)	Represents the maximum amount of principal proceeds that could be received. There is no assurance we will receive the maximum amount of principal proceeds.

(2)	Unencumbered N-Star CDO bonds are owned by us, of which $476 million were repurchased at a discount to par.

(3)	$127 million are eliminated in our consolidated financial statements.

Repurchased N-Star CDO bonds that are consolidated are not presented as an investment but rather are eliminated in our consolidated financial statements and, as a result, the interest and realization of any discount will generally not be recorded as income in our consolidated statements of operations under U.S. GAAP. These amounts are recorded as inter-segment revenues and expense as disclosed in Note 18. “Segment Reporting” in Item 8. “Financial Statements and Supplementary Data.” We

generate cash flow in future periods through the interest paid on these bonds, as well as realize (in cash) the discount if and when the bonds repay.
Cash Flows
The following presents our statements of cash flows for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
Cash flow provided by (used in):	2013	2012	2011
Operating activities	$240,674	$76,911	$59,066
Investing activities	(2,285,153)	51,901	383,323
Financing activities	2,235,542	171,607	(423,320)
Net increase (decrease) in cash and cash equivalents	$191,063	$300,419	$19,069
Year Ended December 31, 2013 Compared to December 31, 2012
Net cash provided by operating activities was $241 million for the year ended December 31, 2013 compared to $77 million for the year ended December 31, 2012. The increase was primarily due to increased investment activity in 2013.
Net cash used in investing activities was $2.3 billion for the year ended December 31, 2013 compared to net cash provided by investing activities of $52 million for the year ended December 31, 2012. Net cash used in 2013 was due to increased investment activity in 2013.
Net cash provided by financing activities was $2.2 billion for the year ended December 31, 2013 compared to $172 million for the year ended December 31, 2012. The primary cash inflows for the year ended December 31, 2013 was $1.8 billion of net new capital and $1.2 billion of net new borrowings, offset by $542 million for net repurchase/repayment of CDO bonds (using restricted cash), $10 million for net swap activities and $227 million for the payment of dividends (common and preferred). The primary cash inflows for the year ended December 31, 2012 was $724 million of new capital, $229 million of net new borrowings, $98 million from the issuance of our Securitization Financing Transaction and $26 million from the return of the surety bond related to the WaMu litigation, offset by $734 million for net repurchase/repayment of CDO bonds (using restricted cash), $20 million for net swap activities and $106 million for the payment of dividends (common and preferred), $13 million for distributions to non-controlling interests and $11 million of deferred financing costs.
Year Ended December 31, 2012 Compared to December 31, 2011
Net cash provided by operating activities was $77 million for the year ended December 31, 2012 compared to $59 million for the year ended December 31, 2011. The increase was primarily due to increased investment activity offset by the payment of both the 2011 and 2012 bonuses in 2012.
Net cash provided by investing activities was $52 million for the year ended December 31, 2012 compared to $383 million for the year ended December 31, 2011. The decrease in net cash provided was primarily due to lower proceeds from the sale/repayment/acquisition of operating real estate and CRE debt investments, offset by a net increase in proceeds from the sale/repayment/acquisition of CRE securities investments.
Net cash provided by financing activities was $172 million for the year ended December 31, 2012 compared to net cash used in financing activities of $423 million for the year ended December 31, 2011. The primary cash inflows for the year ended December 31, 2012 was $724 million of new capital, $229 million of net new borrowings, $98 million from the issuance of our Securitization Financing Transaction and $26 million from the return of the surety bond related to the WaMu litigation, offset by $734 million for net repurchase/repayment of CDO bonds (using restricted cash), $20 million for net swap activities and $106 million for the payment of dividends (common and preferred), $13 million for distributions to non-controlling interests and $11 million of deferred financing costs. The primary cash outflows for the year ended December 31, 2011 was $316 million for net repurchase/repayment of CDO bonds (using restricted cash), $69 million of net repayment of mortgage notes, credit facilities and term loans, $12 million for net swap activities, $100 million for the repayment of the preferred interest in NorthStar Realty Healthcare, LLC, $19 million in distributions to non-controlling interests, $60 million for the payment of dividends (common and preferred) and $26 million for the issuance of the surety bond related to the WaMu litigation, offset by $167 million from net new capital.

Contractual Obligations and Commitments
The following table presents contractual obligations and commitments as of December 31, 2013 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage and other notes payable(1)	$2,113,334	$14,235	$257,211	$335,239	$1,506,649
CDO bonds payable	970,219	—	—	—	970,219
Securitization bonds payable	82,337	—	—	—	82,337
Credit facilities	70,038	—	—	70,038	—
Exchangeable senior notes(1)	543,815	12,955	172,500	—	358,360
Junior subordinated notes	280,117	—	—	—	280,117
Operating leases	38,116	5,611	11,107	7,738	13,660
Outstanding unfunded commitments(2)	8,115	5,799	2,316	—	—
PE Investments(3)	84,759	45,000	39,759	—	—
Estimated interest payments(4)	839,820	152,774	249,926	160,672	276,448
Total	$5,030,670	$236,374	$732,819	$573,687	$3,487,790
_____________________

(1)
The 7.25% Notes, 7.50% Notes and 8.875% Notes have a final maturity date of June 15, 2027, March 15, 2031 and June 15, 2032, respectively. The above table reflects the holders’ repurchase rights which may require us to repurchase the 7.25% Notes, 7.50% Notes and 8.875% Notes on June 15, 2014, March 15, 2016 and June 15, 2019, respectively. Each of these Notes may be exchanged at any time prior to maturity at the option of the respective holder in accordance with the terms of the applicable indenture. In 2014 through February 26, 2014, we exchanged an aggregate $147 principal amount of exchangeable senior notes and settled all such exchanges in shares of our common stock.

(2)
Our future funding commitments, which are subject to certain conditions that borrowers must meet to qualify for such fundings. Fundings are categorized by estimated funding period. Assuming that all debt and real estate investments that have future fundings meet the terms to qualify for such funding, our equity requirement on the remaining future funding requirements would be $8 million.

(3)	Includes an estimated $45 million associated with future fundings.

(4)
Estimated interest payments are based on the weighted average life of the borrowings. Applicable LIBOR benchmark plus the respective spread as of December 31, 2013 was used to estimate payments for our floating-rate liabilities.

Off-Balance Sheet Arrangements
As of December 31, 2013, we had off-balance sheet arrangements with respect to retained interests in certain deconsolidated N-Star CDOs. Refer to Note 3. “Variable Interest Entities” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such retained interests in such N-Star CDOs in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Additionally, we have certain arrangements which do not meet the definition of off-balance sheet arrangements, but do have some of the characteristics of off-balance sheet arrangements. We have made investments in unconsolidated ventures. Refer to Note 6. “Investments in Private Equity Funds” and Note 7. “Investments in and Advances to Unconsolidated Ventures” in Item 8. “Financial Statements and Supplementary Data” for a discussion of such unconsolidated ventures in our consolidated financial statements. In each case, our exposure to loss is limited to the carrying value of our investment.
Related Party and Sponsored Company Arrangements
Asset Management and Other Fees
We have agreements with each of our Sponsored Companies to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for our services. For the years ended December 31, 2013 and 2012, we earned $27 million and $8 million of fees related to these agreements, respectively. In general, we may determine to defer fees or seek reimbursement, subject to compliance with applicable policies. From inception through December 31, 2013, we deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.
We earn collateral management fees from our CDOs. For the year ended December 31, 2013, we earned total fee income related to our CDO financing transactions of $10 million, of which $1 million related to deconsolidated CDOs and did not eliminate in consolidation. All remaining amounts were eliminated as a result of the consolidation of the CDO financing transactions. We deconsolidated the assets and liabilities of N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013.
Selling Commissions and Dealer Manager Fees and Commission Expense
Selling commissions and dealer manager fees represents income earned by selling equity in Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and the Sponsored Companies, we receive selling commissions of up to 7% of gross offering proceeds raised. We reallow all selling commissions earned to participating broker-dealers. In addition, we also receive a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically reallowed to participating broker-dealers. Commission expense represents fees to participating broker-dealers with whom we have selling agreements and commissions to employees of NorthStar Securities. We earn net commission income through NorthStar Securities for selling equity in the Sponsored Companies which is expected to cover the costs of our broker-dealer business. Currently, net commission income covers the majority of such costs. For the year ended December 31, 2013, commission expense was $57 million, of which $8 million related to employees of NorthStar Securities.
Sponsored Companies
We incur direct and indirect costs on behalf of our Sponsored Companies which are expected to be reimbursed subsequently to us. As of December 31, 2013, we had aggregate unreimbursed costs of $21 million from our Sponsored Companies. This amount is recorded as receivables, related parties on our consolidated balance sheets. For the year ended December 31, 2013, we received $13.5 million of reimbursement from our Sponsored Companies.
We committed to purchase up to $10 million in shares of each of our Sponsored Companies common stock during the two-year period from when each offering was declared effective, in the event that distributions to its stockholders exceeds its modified funds from operations, or MFFO, as defined in accordance with the current practice guidelines issued by the Investment Program Association.
With respect to this commitment, we purchased the following:

•
NorthStar Income - We purchased an aggregate of 507,980 shares of NorthStar Income’s common stock for $5 million from inception of NorthStar Income through the termination of the agreement which ended on July 19, 2013.

•
NorthStar Healthcare - We purchased an aggregate of 255,614 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2 million. The commitment with NorthStar Healthcare ends in August 2014, unless extended by us at our discretion.

•
NorthStar Income II - We purchased an aggregate of 245,109 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2 million. The commitment with NorthStar Income II ends in May 2015, unless extended by us at our discretion.

In 2013, we originated an $11 million first mortgage loan and acquired two assisted living facilities and a memory care facility for $26 million, which were subsequently sold to NorthStar Healthcare at cost. Additionally, in 2013, we originated a $26 million first mortgage loan, $17 million of which was subsequently sold to NorthStar Income II, at cost. In January 2014, the remaining $9 million was sold to NorthStar Income II at cost. All sales were approved by the respective independent board of directors of NorthStar Healthcare and NorthStar Income II, as applicable.
Securitization 2012-1
We entered into an agreement with NorthStar Income that provides that both we and NorthStar Income receive the economic benefit and bear the economic risk associated with the investments each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of us and NorthStar Income is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of us or NorthStar Income. In the event that either we or NorthStar Income suffer a complete loss of our equity interests in Securitization 2012-1, any additional losses would be borne by the remaining equity interests held by us or NorthStar Income, as the case may be, prior to the investment-grade bondholders.
Securitization 2013-1
In August 2013, we bifurcated three first mortgage loans with an aggregate principal amount of $142 million into senior loans of $79 million and subordinate interests of $63 million to facilitate the financing of the senior loans into Securitization 2013-1, a securitization financing transaction entered into by NorthStar Income. We transferred three senior loans at cost to Securitization 2013-1. We did not retain any interest in the senior loans and retained the subordinate interests on an unleveraged basis.
Legacy Fund
We have two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC, or the Legacy Fund, as borrower. One of our directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. One loan of $16 million matures in March 2014 and has a one-year extension option. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23 million matures in

January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the years ended December 31, 2013, 2012 and 2011, we earned an aggregate $2 million, $2 million and $2 million of interest income, respectively. On September 30, 2013, we deconsolidated certain of our N-Star CDOs and as a result we no longer record these loans on our consolidated balance sheets.
Furthermore, in February 2013, NorthStar Income made a $91 million loan to the Legacy Fund. In connection with this loan, we, acting in our capacity as the advisor to NorthStar Income, received a customary 1.0% origination fee and further earn an annual asset management fee of 1.25%. In addition, we lease office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.2 million through December 31, 2016. We have the option to renew the lease for an additional five years.
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
Recent Developments
Healthcare Strategic Joint Venture
In January 2014, we entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. (NYSE: HCP), focused on expanding our healthcare business into a preeminent healthcare platform. In connection with the partnership, Mr. Flaherty will oversee and seek to grow both our healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In addition, the partnership is expected to focus on raising institutional capital for funds expected to be managed by NSAM.
Acquisition of Healthcare Senior Housing Portfolio
In February 2014, we entered into a term sheet to acquire a $1.05 billion healthcare real estate portfolio comprised of over 8,500 beds across 43 senior housing facilities and 37 skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas.  There is no assurance we will be able to enter into a definitive agreement to acquire this portfolio or close the transaction on the terms anticipated, or at all.
NSAM Registration Statement
In February 2014, NSAM filed a Registration Statement on Form 10 with the SEC under the Exchange Act to register shares of NSAM common stock. The information statement, which forms a part of the Registration Statement on Form 10, discloses that upon the consummation of the spin-off, holders of record of our common stock as of the close of business on the relevant record date will receive one share of NSAM common stock for every one share of our common stock held. The information statement also discloses that in connection with and immediately prior to the consummation of the spin-off, we expect to effect a 1-for-2 reverse stock split of our common stock.
Dividends
On February 26, 2014, we declared a dividend of $0.25 per share of common stock. The common stock dividend will be paid on March 14, 2014 to stockholders of record as of the close of business on March 10, 2014. On January 29, 2014, we declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.53125 per share of Series D preferred stock. Dividends were paid on all series of preferred stock on February 18, 2014, to stockholders of record as of the close of business on February 10, 2014.
Exchange Offer
On February 27, 2014, we issued a press release announcing our intention to commence an exchange offer for the outstanding 7.50% Exchangeable Senior Notes of our Operating Partnership.  We intend to offer 3.00% Senior Notes due 2014 in exchange for the 7.50% Exchangeable Senior Notes.  The proposed exchange offer has not yet commenced, and is included for informational purposes only and is not an offer to buy or exchange or the solicitation of an offer to sell or exchange any securities.  At the time the exchange offer is commenced, it shall be conducted in accordance with applicable law in the United States and we will file a tender offer statement on Schedule TO and related documents with the SEC.  Holders of the 7.50% Exchangeable Senior Notes are strongly advised to carefully read our preliminary prospectus, the related letter of transmittal and the related exchange offer documents to be filed with the SEC, as they will contain important information, including the various terms of, and conditions to, the proposed exchange offer.  Once filed, holders of the 7.50% Exchangeable Senior Notes will be able to obtain free copies of these documents and other documents filed by us with the SEC at the website of the SEC at www.sec.gov.  If commenced, the proposed exchange offer shall be governed in accordance with the applicable laws in the United States.
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
Refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional details.
Non-GAAP Financial Measures
Cash Available for Distribution
In 2013, we began using CAD as a non-GAAP financial measure. We believe that CAD provides investors and management with a meaningful indicator of operating performance. Management also uses CAD, among other measures, to evaluate profitability and our board of directors considers CAD in determining our quarterly cash dividends. We also believe that CAD is useful because it adjusts for a variety of non-cash items (such as depreciation and amortization, equity-based compensation, realized gain (loss) on investments, provision for (reversal of) loan losses and non-cash interest income and expense items). Furthermore, CAD adjusts N-Star CDO bond discounts to record such investments on an effective yield basis over the expected weighted average life of the investment. CAD may fluctuate from period to period based upon a variety of factors, including, but not limited to, the timing and amount of investments, repayments and asset sales, capital raised, use of leverage, changes in the expected yield of investments and the overall conditions in commercial real estate and the economy generally.
We calculate CAD by subtracting from or adding to net income (loss) attributable to common stockholders, non-controlling interest attributable to the Operating Partnership and the following items: depreciation and amortization items including depreciation and amortization, straight‑line rental income or expense, amortization of above/below market leases, amortization of deferred financing costs, amortization of discount on financings and other and equity-based compensation; cash flow related to N-Star CDO equity interests; accretion of unconsolidated N-Star CDO bond discounts; non-cash net interest income in consolidated N-Star CDOs; unrealized gain (loss) from the change in fair value; realized gain (loss) on investments and other; provision for (reversal of) loan losses; impairment on depreciable property; acquisition gains or losses; distributions to joint venture partners; transaction costs; and one-time events pursuant to changes in U.S. GAAP and certain other non-recurring items. For example, CAD has been adjusted to exclude non-recurring gain (loss) from deconsolidation of certain N-Star CDOs. These items, if applicable, include any adjustments for unconsolidated ventures.
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

The following table presents a reconciliation of CAD to net income (loss) attributable to common stockholders for the three months and year ended December 31, 2013 (dollars in thousands):

	Three Months Ended December 31,	Year Ended December 31,
	2013	2013
Net income (loss) attributable to common stockholders	$(10,422)	$(137,453)
Non-controlling interest attributable to the Operating Partnership	(387)	(5,571)
(Gain) loss from deconsolidation of N-Star CDOs	45,596	299,802
Subtotal	34,787	156,778

Adjustments:
Depreciation and amortization items(1)	34,355	139,017
N-Star CDO bond discounts(2)	6,536	43,501
Non-cash net interest income in consolidated N-Star CDOs	(24,201)	(68,345)
Unrealized (gain) loss from fair value adjustments	(2,217)	(17,757)
Realized gain (loss) on investments(3)	13,935	(33,676)
Provision for (reversal of) loan losses	—	(8,786)
Non-cash items in discontinued operations(4)	8,963	9,983
Distributions to joint venture partners	(648)	(1,454)
Other(5)	2,777	14,318
CAD	$74,287	$233,579
____________________________________________________________

(1)
The three months ended December 31, 2013 includes depreciation and amortization of $24.7 million including $1.1 million related to unconsolidated ventures, straight-line rental income of $(0.7) million, amortization of above/below market leases of $(0.3) million, amortization of deferred financing costs of $2.5 million, amortization of discount on financings and other of $4.8 million and amortization of equity-based compensation of $3.3 million. The year ended December 31, 2013 includes depreciation and amortization of $96.4 million including $2.9 million related to unconsolidated ventures, straight-line rental income of $(2.3) million, amortization of above/below market leases of $(1.6) million, amortization of deferred financing costs of $7.4 million, amortization of discount on financings and other of $22.2 million and amortization of equity-based compensation of $17.0 million.

(2)
For CAD, realized discounts on CDO bonds are accreted on an effective yield basis based on expected maturity. For CDOs that were deconsolidated, CDO bond accretion is included in net income attributable to common stockholders beginning the first reporting period after deconsolidation.

(3)	The three months and year ended December 31, 2013, include $10.9 million of non-cash loss from extinguishment of debt.

(4)
The three months ended December 31, 2013 includes depreciation and amortization of $0.4 million and impairment on real estate of $8.6 million. The year ended December 31, 2013 includes depreciation and amortization of $1.4 million and impairment on real estate of $8.6 million.

(5)
The three months ended December 31, 2013 includes transaction costs in connection with real estate related acquisitions of $1.6 million and $1.2 million of cash flow related to N-Star CDO equity interests. The year ended December 31, 2013 includes transaction costs in connection with real estate related acquisitions of $13.1 million including $0.7 million related to unconsolidated ventures and $1.2 million of cash flow related to N-Star CDO equity interests.

Funds from Operations and Adjusted Funds from Operations
Management believes that FFO and AFFO, each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and of us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with U.S. GAAP), excluding gains (losses) from sales of depreciable property, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, impairment on depreciable property owned directly or indirectly and after adjustments for unconsolidated ventures.
We calculate AFFO by subtracting from (or adding to) FFO:

•	transaction costs;

•	straight-line rental income or expense and fair value lease revenue;

•	amortization of deferred costs including intangible assets and equity-based compensation;

•	acquisition gains or losses; and

•	non-cash unrealized gains (losses).
Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management uses FFO and AFFO as measures of our operating performance and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash expenses, such as real estate depreciation, which assumes that the value of real estate assets diminishes predictably over time and, in the case of AFFO, equity-based compensation. Additionally, FFO and AFFO serve as measures of our operating performance because they facilitate evaluation of our company without the effects of selected items required in accordance with U.S. GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.
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
The following table presents a reconciliation of FFO and AFFO to income (loss) from continuing operations before non-controlling interest in our Operating Partnership for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Funds from operations:
Income (loss) from continuing operations	$(79,554)	$(275,040)	$(259,855)
Non-controlling interests(1)	402	(2,435)	(7,165)
Net income (loss) before amounts attributable to non-controlling interest in Operating Partnership	(79,152)	(277,475)	(267,020)
Adjustments:
Preferred stock dividends	(55,516)	(27,025)	(20,925)
Depreciation and amortization(2)	92,853	47,929	40,665
Funds from discontinued operations	1,627	2,546	2,266
Funds from operations	(40,188)	(254,025)	(245,014)
Adjusted funds from operations:
Funds from operations	(40,188)	(254,025)	(245,014)
Transaction costs(3)	13,155	2,571	—
Straight-line rental income, net(4)	(2,337)	(2,292)	(1,706)
Amortization of deferred financing costs	7,393	3,528	4,995
Amortization of above/below market leases(5)	(1,564)	(1,524)	(1,017)
Amortization of equity-based compensation	16,961	12,817	11,682
Unrealized (gain) loss from fair value adjustments(6)	(6,863)	469,270	385,513
(Gain) loss from deconsolidation of N-Star CDOs	299,802	—	—
Gain from acquisitions	—	—	(89)
Adjusted funds from operations	$286,359	$230,345	$154,364
____________________________________________________________

(1)	Amount excludes amounts attributable to non-controlling limited partner interest in our Operating Partnership.

(2)	The years ended December 31, 2013, 2012 and 2011 include $2.9 million, $0.8 million and $0.9 million, respectively, of depreciation and amortization expense of unconsolidated ventures.

(3)	The year ended December 31, 2013 includes $0.7 million of transaction costs related to unconsolidated ventures.

(4)	The years ended December 31, 2013, 2012 and 2011 include $0.5 million, $1.0 million and $1.1 million, respectively, of straight-line rent expense from unconsolidated ventures.

(5)	Includes immaterial amounts of amortization of above/below market leases of unconsolidated ventures.

(6)	The year ended December 31, 2013 includes $10.9 million of non-cash loss from extinguishment of debt.

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
Our general financing strategy has focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets as closely as possible in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. Substantially all of our investments are financed with either non-recourse securitization financing transactions or non-recourse mortgage notes. In addition, we seek to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly, through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. As of December 31, 2013, a hypothetical 100 basis point increase in one-month LIBOR applied to our floating-rate assets and liabilities (including derivatives) would result in an increase in net interest income of approximately $2 million annually.
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
We use derivative instruments primarily to manage interest rate exposure. These derivatives are typically in the form of interest rate swap agreements and the primary objective is to minimize interest rate risks associated with our investments and financing activities. The counterparties of these arrangements are major financial institutions with which we may also have other financial relationships. We are exposed to credit risk in the event of non-performance by these counterparties and we monitor their financial condition. As of December 31, 2013, our counterparties do not hold any cash margin as collateral against our swap contracts. As of December 31, 2013, all of our derivatives do not qualify for hedge accounting treatment, therefore, gains (losses) resulting from their fair value measurement at the end of each reporting period are recognized as an increase or decrease in unrealized gain (loss) on investments and other in our consolidated statements of operations. In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative and a specified spread over the applicable LIBOR. Because the fair value of these instruments can vary significantly between periods, we may experience significant fluctuations in the amount of our unrealized gain (loss) in any given period.

Credit Spread Risk
The value of our fixed and floating-rate investments also changes with market credit spreads. This means that when market-demanded risk premium, or credit spread, increases, the value of our fixed- and floating-rate assets decrease and vice versa. Fixed-rate assets are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasury of like maturity. This means that their value is dependent on the yield demanded on such assets by the market, based on their credit relative to U.S. Treasuries. The floating-rate CRE debt and securities investments are valued based on a market credit spread over the applicable LIBOR. Demand for a higher yield on investments results in higher or “wider” spread over the benchmark rate (usually the applicable U.S. Treasury yield) to value these assets. Under these conditions, the value of our portfolio should decrease. Conversely, if the spread used to value these assets were to decrease or “tighten,” the value of these assets should increase.
Credit Risk
Credit risk in our CRE debt and securities investments relates to each individual borrower’s ability to make required interest and principal payments on scheduled due dates. We seek to manage credit risk through a comprehensive credit analysis prior to making an investment, actively monitoring our portfolio and the underlying credit quality, including subordination and diversification of our portfolio. Our analysis is based on a broad range of real estate, financial, economic and borrower-related factors which we believe are critical to the evaluation of credit risk inherent in a transaction.
Most of our CMBS investments are generally junior in right of payment of interest and principal to one or more senior classes but benefit from the support of one or more subordinate classes of securities or other form of credit support within a securitization transaction. The senior unsecured REIT debt we invest in generally reflects comparable credit risk. Our CRE debt investments are collateral dependent, meaning the principal source of repayment is from a sale or refinancing of the collateral securing our debt. In the event that a borrower cannot repay our debt, we may exercise our remedies under the debt agreements, which may include taking title to collateral. We describe many of the options available to us in this situation in the “Portfolio Management” section of this Annual Report on Form 10-K. To the extent the value of our collateral exceeds the amount of our debt (including all debt senior to us) and the expense we incur in collecting the debt, we would collect 100% of our debt amount. To the extent the amount of our debt investments plus all senior debt to our position exceeds the realizable value to our collateral (net of expenses), then we would incur a loss.
We are subject to the credit risk of the corporate lessee of our net lease properties and the operators of our healthcare properties. We undertake a rigorous credit evaluation of each tenant and healthcare operator prior to acquiring net lease properties. This analysis includes an extensive due diligence investigation of the tenant/operator’s business as well as an assessment of the strategic importance of the underlying real estate to the tenant/operator’s core business operations. Where appropriate, we may seek to augment the tenant/operator’s commitment to the facility by structuring various credit enhancement mechanisms into the underlying leases. These mechanisms could include security deposit requirements or guarantees from entities we deem creditworthy. In addition, we actively monitor lease coverage at each facility within our healthcare portfolio. However, as of December 31, 2013, approximately 57% of our tenant/operator revenues are derived from government sources, notably Medicare or Medicaid. Previously announced and potential future changes to these programs may have a material impact on the valuation and financial performance of this portion of our portfolio.

Item 8.    Financial Statements and Supplementary Data
The consolidated financial statements of NorthStar Realty Finance Corp. and the notes related to the foregoing consolidated financial statements, together with the independent registered public accounting firm’s reports thereon are included in this Item 8.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
NorthStar Realty Finance Corp.
We have audited the accompanying consolidated balance sheets of NorthStar Realty Finance Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NorthStar Realty Finance Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
New York, New York
February 28, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
NorthStar Realty Finance Corp.
We have audited the internal control over financial reporting of NorthStar Realty Finance Corp. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
New York, New York
February 28, 2014

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$635,990	$444,927
Restricted cash	166,487	360,075
Operating real estate, net	2,369,505	1,390,546
Real estate debt investments, net (refer to Note 5)	1,031,078	1,832,231
Investments in private equity funds, at fair value (refer to Note 6)	586,018	—
Investments in and advances to unconsolidated ventures (refer to Note 7)	142,340	111,025
Real estate securities, available for sale	1,052,320	1,124,668
Receivables, net of allowance of $1,151 and $1,526 as of December 31, 2013 and 2012, respectively	59,895	28,413
Receivables, related parties	25,262	23,706
Unbilled rent receivable, net of allowance of $307 as of December 31, 2013	15,006	16,129
Derivative assets, at fair value	3,469	6,229
Deferred costs and intangible assets, net	96,886	97,700
Assets of properties held for sale	30,063	—
Other assets	145,731	78,129
Total assets(1)	$6,360,050	$5,513,778
Liabilities
Mortgage and other notes payable	$2,113,334	$1,015,670
CDO bonds payable (refer to Note 9)	384,183	2,112,441
Securitization bonds payable	82,340	98,005
Credit facilities	70,038	61,088
Secured term loan	—	14,664
Exchangeable senior notes	490,973	291,031
Junior subordinated notes, at fair value	201,203	197,173
Accounts payable and accrued expenses	74,547	45,895
Escrow deposits payable	90,929	90,032
Derivative liabilities, at fair value	52,204	170,840
Liabilities of assets held for sale	28,962	—
Other liabilities	73,874	86,075
Total liabilities(2)	3,662,587	4,182,914
Commitments and contingencies
Equity
NorthStar Realty Finance Corp. Stockholders’ Equity
Preferred stock, $736,640 and $536,640 aggregate liquidation preference as of December 31, 2013 and 2012, respectively	697,352	504,018
Common stock, $0.01 par value, 500,000,000 shares authorized, 308,806,828 and 163,607,259 shares issued and outstanding as of December 31, 2013 and 2012, respectively	3,088	1,636
Additional paid-in capital	2,647,906	1,195,131
Retained earnings (accumulated deficit)	(685,936)	(376,685)
Accumulated other comprehensive income (loss)	(4,334)	(22,179)
Total NorthStar Realty Finance Corp. stockholders’ equity	2,658,076	1,301,921
Non-controlling interests	39,387	28,943
Total equity	2,697,463	1,330,864
Total liabilities and equity	$6,360,050	$5,513,778

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

		December 31,
		2013	2012
(1)	Assets of consolidated VIEs included in the total assets above:
	Restricted cash	$24,411	$320,815
	Operating real estate, net	4,945	344,056
	Real estate debt investments, net	44,298	1,478,503
	Investments in and advances to unconsolidated ventures	—	59,939
	Real estate securities, available for sale	644,015	1,015,972
	Receivables, net of allowance	4,476	16,609
	Unbilled rent receivable	—	2,125
	Deferred costs and intangible assets, net	—	37,753
	Other assets	269	12,689
	Total assets of consolidated VIEs	$722,414	$3,288,461
(2)	Liabilities of consolidated VIEs included in the total liabilities above:
	Mortgage and other notes payable	$—	$228,446
	CDO bonds payable	384,183	2,112,441
	Secured term loan	—	14,664
	Accounts payable and accrued expenses	2,686	13,626
	Escrow deposits payable	22	67,406
	Derivative liabilities, at fair value	52,204	170,840
	Other liabilities	2,971	25,144
	Total liabilities of consolidated VIEs	$442,066	$2,632,567

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share and Per Share Data)

	Years Ended December 31,
	2013	2012	2011
Net interest income
Interest income	$303,989	$386,053	$401,201
Interest expense on debt and securities	38,152	50,557	45,280
Net interest income on debt and securities	265,837	335,496	355,921
Other revenues
Rental and escalation income	235,492	112,496	108,549
Selling commissions and dealer manager fees, related parties	62,572	42,385	12,024
Asset management and other fees, related parties	27,301	7,916	959
Other revenue	5,420	2,272	925
Total other revenues	330,785	165,069	122,457
Expenses
Other interest expense	140,507	89,536	94,988
Real estate properties—operating expenses	73,668	18,679	22,611
Commission expense (refer to Note 10)	57,325	38,506	10,764
Other expenses	4,703	6,648	8,824
Transaction costs	12,464	2,571	—
Provision for (reversal of) loan losses, net	(8,786)	23,037	52,980
Provision for loss on equity investment	—	—	4,482
General and administrative
Salaries and equity-based compensation(1)	64,726	62,313	66,183
Other general and administrative	22,511	19,370	24,877
Total general and administrative	87,237	81,683	91,060
Depreciation and amortization	93,470	47,499	42,915
Total expenses	460,588	308,159	328,624
Income (loss) from operations	136,034	192,406	149,754
Equity in earnings (losses) of unconsolidated ventures	85,477	88	(2,738)
Other income (loss)	38	20,258	4,162
Unrealized gain (loss) on investments and other	(34,977)	(548,277)	(489,904)
Realized gain (loss) on investments and other	33,676	60,485	78,782
Gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	(299,802)	—	—
Gain from acquisition	—	—	89
Income (loss) from continuing operations	(79,554)	(275,040)	(259,855)
Income (loss) from discontinued operations	(8,356)	(128)	131
Gain on sale from discontinued operations	—	2,079	17,198
Net income (loss)	(87,910)	(273,089)	(242,526)
Net (income) loss attributable to non-controlling interests	5,973	11,527	5,615
Preferred stock dividends	(55,516)	(27,025)	(20,925)
Contingently redeemable non-controlling interest accretion	—	—	(5,178)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(137,453)	$(288,587)	$(263,014)
Earnings (loss) per share:
Net income (loss) per share from continuing operations (basic)	$(0.61)	$(2.32)	$(3.12)
Income (loss) per share from discontinued operations (basic)	(0.04)	—	(0.01)
Gain per share on sale of discontinued operations (basic)	—	0.01	0.19
Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (basic)	$(0.65)	$(2.31)	$(2.94)
Net income (loss) per common share attributable to NorthStar Realty Finance Corp. common stockholders (diluted)	$(0.65)	$(2.31)	$(2.94)
Weighted average number of shares:
Basic	211,815,520	125,198,517	89,348,670
Diluted	220,978,335	131,224,199	93,627,456
___________________________________________

(1)	The years ended December 31, 2013, 2012 and 2011 include $17.0 million, $12.8 million and $11.7 million, respectively, of equity-based compensation expense.
See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(87,910)	$(273,089)	$(242,526)
Other comprehensive income (loss):
Unrealized gain (loss) on real estate securities, available for sale	(557)	7,259	(7,506)
Reclassification of unrealized (gain) loss on real estate securities, available for sale into realized gain (loss) on investments and other	(926)	—	—
Reclassification of swap (gain) loss into interest expense on debt and securities (refer to Note 15)	4,885	7,412	7,491
Reclassification of swap (gain) loss into gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	15,246	—	—
Total other comprehensive income (loss)	18,648	14,671	(15)
Comprehensive income (loss)	(69,262)	(258,418)	(242,541)
Comprehensive (income) loss attributable to non-controlling interests	5,174	10,837	5,590
Comprehensive income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(64,088)	$(247,581)	$(236,951)

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity
					Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	10,000	$241,372	78,105	$781	$723,102	$293,382	$(36,119)	$1,222,518	$55,173	$1,277,691
Net proceeds from offering of common stock	—	—	17,250	173	69,132	—	—	69,305	—	69,305
Reclassification of equity compensation to liability	—	—	—	—	—	—	—	—	(2,136)	(2,136)
Non-controlling interest-contributions	—	—	—	—	—	—	—	—	144	144
Non-controlling interest-distributions	—	—	—	—	—	—	—	—	(13,202)	(13,202)
Dividend reinvestment and stock purchase plan	—	—	62	—	264	—	—	264	—	264
Amortization of equity-based compensation	—	—	—	—	17	—	—	17	11,665	11,682
Contingently redeemable non-controlling interest accretion	—	—	—	—	—	(5,178)	—	(5,178)	—	(5,178)
Equity component of exchangeable notes	—	—	—	—	10,971	—	—	10,971	—	10,971
Other comprehensive income (loss)	—	—	—	—	—	—	(41)	(41)	26	(15)
Conversion of LTIP units	—	—	628	6	6,340	—	—	6,346	(6,346)	—
Dividends on common stock and LTIP Units	—	—	—	—	—	(38,994)	—	(38,994)	(1,809)	(40,803)
Dividends on preferred stock	—	—	—	—	—	(20,925)	—	(20,925)	—	(20,925)
Net income (loss)	—	—	—	—	—	(236,911)	—	(236,911)	(11,273)	(248,184)
Balance as of December 31, 2011	10,000	$241,372	96,045	$960	$809,826	$(8,626)	$(36,160)	$1,007,372	$32,242	$1,039,614
Net proceeds from offering of common stock	—	—	67,250	673	382,136	—	—	382,809	—	382,809
Net proceeds from offering of preferred stock	11,466	262,646	—	—	—	—	—	262,646	—	262,646
Redemptions of non-controlling interests	—	—	—	—	(2,358)	—	—	(2,358)	2,358	—
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	8,755	8,755
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(7,053)	(7,053)
Dividend reinvestment plan	—	—	35	1	202	—	—	203	—	203
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	12,817	12,817
Equity component of exchangeable senior notes	—	—	—	—	2,179	—	—	2,179	—	2,179
Other comprehensive income (loss)	—	—	—	—	—	—	13,981	13,981	690	14,671
Conversion of LTIP Units	—	—	277	2	3,146	—	—	3,148	(3,148)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	(79,472)	—	(79,472)	(6,191)	(85,663)
Dividends on preferred stock	—	—	—	—	—	(27,025)	—	(27,025)	—	(27,025)
Net income (loss)	—	—	—	—	—	(261,562)	—	(261,562)	(11,527)	(273,089)
Balance as of December 31, 2012	21,466	$504,018	163,607	$1,636	$1,195,131	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Dollars and Shares in Thousands)

	Preferred Stock		Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total NorthStar Stockholders’ Equity
					Additional Paid-in Capital				Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2012 (continued)	21,466	$504,018	163,607	$1,636	$1,195,131	$(376,685)	$(22,179)	$1,301,921	$28,943	$1,330,864
Net proceeds from offering of common stock	—	—	132,250	1,323	1,304,296	—	—	1,305,619	—	1,305,619
Net proceeds from offering of preferred stock	8,000	193,334	—	—	—	—	—	193,334	—	193,334
Common stock related to transactions (refer to Note 12)	—	—	—	—	17,712	—	—	17,712	—	17,712
Non-controlling interests—contributions	—	—	—	—	—	—	—	—	19,774	19,774
Non-controlling interests—distributions	—	—	—	—	—	—	—	—	(1,403)	(1,403)
Dividend reinvestment plan	—	—	27	—	249	—	—	249	—	249
Amortization of equity-based compensation	—	—	—	—	—	—	—	—	16,961	16,961
Equity component of exchangeable senior notes	—	—	—	—	45,740	—	—	45,740	—	45,740
Conversion of exchangeable senior notes	—	—	11,582	116	74,661	—	—	74,777	—	74,777
Other comprehensive income (loss)	—	—	—	—	—	—	17,845	17,845	803	18,648
Conversion of LTIP Units	—	—	1,341	13	10,117	—	—	10,130	(10,130)	—
Dividends on common stock, LTIP Units and RSUs	—	—	—	—	—	(171,798)	—	(171,798)	(9,588)	(181,386)
Dividends on preferred stock	—	—	—	—	—	(55,516)	—	(55,516)	—	(55,516)
Net income (loss)	—	—	—	—	—	(81,937)	—	(81,937)	(5,973)	(87,910)
Balance as of December 31, 2013	29,466	$697,352	308,807	$3,088	$2,647,906	$(685,936)	$(4,334)	$2,658,076	$39,387	$2,697,463
See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(87,910)	$(273,089)	$(242,526)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of PE Investments	(82,592)	—	—
Equity in (earnings) losses of unconsolidated ventures	(2,885)	(88)	2,738
Depreciation and amortization	94,840	49,207	45,050
Amortization of premium/accretion of discount on investments	(58,032)	(137,816)	(136,365)
Interest accretion on investments	(1,549)	(1,827)	(7,094)
Amortization of deferred financing costs	7,393	3,528	4,995
Amortization of equity-based compensation	16,961	12,817	11,682
Unrealized (gain) loss on investments and other	(17,757)	469,374	387,326
Realized gain (loss) on investments and other / other income	(33,714)	(60,743)	(78,782)
(Gain) loss from deconsolidation of N-Star CDOs	299,802	—	—
Gain on sale from discontinued operations/gain from acquisition	—	(2,079)	(17,287)
Reversal of accrued loss contingency and other costs	—	(20,000)	—
Accrued loss contingency	—	—	20,000
Impairment from discontinued operations	8,613	966	—
Distributions from PE Investments (refer to Note 6)	82,592	—	—
Distributions from unconsolidated ventures	4,744	2,433	709
Distributions from equity investments	7,028	—	—
Amortization of capitalized above/below market leases	(1,438)	(1,266)	(957)
Straight line rental income, net	(2,713)	(3,342)	(2,795)
Provision for loss on equity investment	—	—	4,482
Provision for (reversal of) loan losses, net	(8,786)	23,037	52,980
Allowance for uncollectible accounts	1,138	833	445
Other	151	598	—
Discount received	7,815	17,399	—
Changes in assets and liabilities:
Restricted cash	(6,846)	495	(1,794)
Receivables	(10,912)	969	78
Other assets	(1,040)	(1,464)	(3,857)
Receivables, related parties	(11,946)	(5,908)	(2,510)
Accounts payable and accrued expenses	32,860	(21,425)	15,051
Other liabilities	4,857	24,302	7,497
Net cash provided by (used in) operating activities	240,674	76,911	59,066
Cash flows from investing activities:
Acquisitions of operating real estate, net	(1,624,959)	(311,485)	—
Improvements of operating real estate	(11,028)	(4,485)	(4,028)
Deferred costs and intangible assets	(769)	(575)	(2,281)
Net proceeds from sale of operating real estate	17,687	13,369	57,007
Originations of real estate debt investments, net	(744,209)	(242,326)	(64,846)
Acquisitions of real estate debt investments	(56,301)	(100,460)	(214,888)
Proceeds from sale of real estate debt investments (refer to Note 10)	106,845	18,109	208,748
Repayments on real estate debt investments	274,029	239,588	306,498
Investments in PE Investments (refer to Note 6)	(664,392)	—	—
Distributions from PE Investments (refer to Note 6)	135,607	—	—
Investment in and advances to unconsolidated ventures	(109,218)	(20,326)	(2,579)
Distributions from unconsolidated ventures	11,782	487	986
Acquisitions of real estate securities, available for sale	(2,800)	(89,041)	(348,212)
Proceeds from sales of real estate securities, available for sale	223,992	343,900	331,500
Repayments on real estate securities, available for sale	187,622	229,870	127,332
Change in restricted cash	(30,736)	(5,084)	(6,000)
Purchase of equity interest	—	—	(10,715)
Other assets	1,695	(19,640)	4,801
Net cash provided by (used in) investing activities	(2,285,153)	51,901	383,323
See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Borrowings from mortgage notes	$1,252,085	$241,400	$37,445
Repayments of mortgage notes	(21,272)	(8,987)	(148,354)
Proceeds from CDO bond reissuance	23,725	89,637	—
Proceeds from CDO bonds	—	10,000	64,744
Repayments of CDO bonds	(655,575)	(693,705)	(386,167)
Repurchases of CDO bonds	(44,222)	(98,818)	(75,314)
Proceeds from securitization bonds payable	—	98,131	—
Paydowns on securitization bonds payable	(15,794)	—	—
Borrowings from credit facilities	147,748	134,775	65,566
Repayments of credit facilities	(138,798)	(137,946)	(1,307)
Repayments of secured term loan	(105)	(18)	(22,199)
Proceeds from exchangeable senior notes	345,000	82,000	172,500
Repurchases and repayment of exchangeable senior notes	(36,710)	(7,500)	(75,188)
Payment of deferred financing costs	(28,280)	(11,088)	(12,781)
Purchase of derivative instruments	(9,563)	(8,920)	(8,500)
Settlement of derivative instruments	—	(11,175)	(27,097)
Collateral held by derivative counterparties	—	—	23,280
Change in restricted cash	134,504	(41,522)	81,069
Net proceeds from preferred stock offering	193,334	262,646	—
Net proceeds from common stock offering	1,305,619	383,480	69,305
Proceeds from dividend reinvestment plan	249	203	266
Dividends (common and preferred)	(227,314)	(106,497)	(59,919)
Contributions from non-controlling interests	19,774	8,755	—
Distributions to non-controlling interests	(8,863)	(13,244)	(120,669)
Net cash provided by (used in) financing activities	2,235,542	171,607	(423,320)
Net increase (decrease) in cash and cash equivalents	191,063	300,419	19,069
Cash and cash equivalents—beginning of period	444,927	144,508	125,439
Cash and cash equivalents—end of period	$635,990	$444,927	$144,508

See accompanying notes to consolidated financial statements.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Organization
NorthStar Realty Finance Corp. is a diversified commercial real estate (“CRE”) investment and asset management company (the “Company”). The Company is a Maryland corporation and is an internally-managed real estate investment trust (“REIT”) formed in October 2003. Substantially all of the Company’s assets, directly or indirectly, are held by, and the Company conducts its operations, directly or indirectly, through NorthStar Realty Finance Limited Partnership, a Delaware limited partnership and the operating partnership of the Company (the “Operating Partnership”).
On December 10, 2013, the Company announced that its board of directors unanimously approved a plan to spin-off its asset management business into a separate publicly-traded company in the form of a tax-free distribution. In connection with the spin-off, the Company formed NorthStar Asset Management Group Inc. (“NSAM”). The Company will be externally managed by NSAM through a management contract with an initial term of 20 years. NSAM will also manage the sponsored non-traded REITs: NorthStar Real Estate Income Trust, Inc. (“NorthStar Income”), NorthStar Healthcare Income, Inc. (“NorthStar Healthcare”) and NorthStar Real Estate Income II, Inc. (“NorthStar Income II”), collectively the Sponsored Companies. In addition, NSAM will own NorthStar Realty Securities, LLC (“NorthStar Securities”), a captive broker-dealer platform and perform other asset management-related services. The entities that manage the Sponsored Companies will become subsidiaries of NSAM as part of the spin-off. The spin-off is expected to be completed in the second quarter of 2014.
All references herein to the Company refer to NorthStar Realty Finance Corp. and its consolidated subsidiaries, including the Operating Partnership, collectively, unless the context otherwise requires.
2. Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership and their consolidated subsidiaries. The Company consolidates variable interest entities (“VIE”) where the Company is the primary beneficiary and voting interest entities which are generally majority owned or otherwise controlled by the Company. All significant intercompany balances are eliminated in consolidation.
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
A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the business activities of the Company and the other interests. The Company reassesses its determination of whether it is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company evaluates its CRE debt and securities, investments in unconsolidated ventures and securitization financing transactions, such as its collateralized debt obligations (“CDOs”) and its liabilities to subsidiary trusts issuing preferred securities (“junior subordinated notes”), to determine whether they are a VIE. The Company analyzes new investments and financings, as well as reconsideration events for existing investments and financings, which vary depending on type of investment or financing.
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
Under the equity method, the investment is adjusted each period for capital contributions and distributions and its share of the entity’s net income (loss). Capital contributions, distributions and net income (loss) of such entities are recorded in accordance with the terms of the governing documents. Allocations of net income (loss) may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
The Company may account for an investment in an unconsolidated entity at fair value by electing the fair value option. The Company elected the fair value option for its investments (directly or indirectly in joint ventures) that own limited partnership interests in real estate private equity funds (“PE Investments”) and certain components of the Company’s investment in RXR Realty, LLC (“RXR Realty”). PE Investments are recorded as investments in private equity funds, at fair value on the consolidated balance sheets. The Company records the change in fair value for its share of the projected future cash flow of such investments from one period to another in equity in earnings (losses) from unconsolidated ventures in the consolidated statements of operations. Any change in fair value attributed to market related assumptions is considered unrealized gain (loss).
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
Non-controlling Interests
A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Non-controlling interests are required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and other comprehensive income (loss) (“OCI”) attributable to controlling and non-controlling interests. Allocations to non-controlling interests may differ from the stated ownership percentage interest in such entities as a result of preferred returns and allocation formulas, if any, as described in such governing documents.
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
Restricted Cash
Restricted cash consists of amounts related to operating real estate (escrows for taxes, insurance, capital expenditures, tenant security deposits, payments required under certain lease agreements), loan origination (escrow deposits) and the Company’s CDO and securitization financing transactions. Restricted cash in CDO financing transactions represent proceeds from repayments and/or sales and since the CDO financing transactions are past their respective reinvestment period, the cash is being distributed in accordance with priority of cash flows set forth in the respective CDO’s governing documents.
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
Operating real estate is depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category:	Term:
Building (fee interest)	30 to 40 years
Building improvements	Lesser of the useful life or remaining life of the building
Building (leasehold interest)	Lesser of 40 years or remaining term of the lease
Land improvements	10 to 30 years
Tenant improvements	Lesser of the useful life or remaining term of the lease
The Company follows the purchase method for an acquisition of operating real estate, where the purchase price is allocated to tangible assets such as land, building, tenant and land improvements and other identified intangibles. The Company evaluates whether real estate acquired in connection with a foreclosure, UCC/deed in lieu of foreclosure or a consentual modification of a loan (herein collectively referred to as taking title to collateral) (“REO”) constitutes a business and whether business combination accounting is appropriate. Any excess upon taking title to collateral between the carrying value of a loan over the estimated fair value of the property is charged to provision for loan losses.

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
Minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The following table presents approximate future minimum rental income under noncancelable operating leases to be received over the next five years and thereafter as of December 31, 2013 (dollars in thousands):

Years Ending December 31:
2014(1)	$80,574
2015	78,507
2016	72,240
2017	58,729
2018	46,775
Thereafter	158,655
Total	$495,480
_______________________

(1)	Excludes rental income from manufactured housing communities and multifamily properties that are subject to short-term leases.
Real Estate Debt Investments
CRE debt investments are generally intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan fees, premium, discount and unfunded commitments. CRE debt investments that are deemed to be impaired are carried at amortized cost less a loan loss reserve, if deemed appropriate, which approximates fair value.
Real Estate Securities
The Company classifies its CRE securities investments as available for sale on the acquisition date, which are carried at fair value. The Company historically elected to apply the fair value option for its CRE securities investments. For those CRE securities for which the fair value option was elected, any unrealized gains (losses) from the change in fair value is recorded in unrealized gains (losses) on investments and other in the consolidated statements of operations.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents identified intangibles as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
			Intangible			Intangible
	Intangible Assets (1)		Liabilities (1)	Intangible Assets		Liabilities
	Above-market Leases	Other	Below-market Leases	Above-market Leases	Other	Below-market Leases
Gross amount	$6,264	$93,037	$19,499	$21,180	$106,453	$42,017
Accumulated amortization	(4,351)	(42,185)	(10,799)	(7,646)	(46,329)	(13,919)
Total	$1,913	$50,852	$8,700	$13,534	$60,124	$28,098
______________________________________________________
(1) The decrease from prior year relates to the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
The Company recorded amortization of acquired above-market leases, net of acquired below-market leases, of $1.4 million, $1.4 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of other intangible assets was $15.4 million, $13.7 million and $13.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Estimated annual amortization of intangible assets and liabilities is presented as follows (dollars in thousands):

Years Ending December 31:	Above and Below Market Leases, Net(1)	Other Intangibles(1)
2014	$934	$11,799
2015	873	10,474
2016	855	9,307
2017	898	7,293
2018	571	5,388
Thereafter	2,656	6,591
Total	$6,787	$50,852
______________________________________________________
(1) Identified intangibles will be amortized through periods ending December 2025.
Other Assets and Other Liabilities
The following table presents other assets and other liabilities as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
Other assets:	2013	2012
Manufactured homes	$69,217	$12,707
Notes receivable	38,418	3,579
Investment-related reserves and deposits	11,127	32,325
Furniture, fixtures and equipment, net	6,977	6,821
Prepaid expenses	5,361	3,412
Timeshare	462	3,467
Other	14,169	15,818
Total	$145,731	$78,129

	December 31,
Other liabilities:	2013	2012
PE Investment III deferred purchase price	$39,760	$—
Unearned revenue	2,029	46,677
Security deposits	9,294	5,247
Below-market leases	8,700	28,098
Other	14,091	6,053
Total	$73,874	$86,075

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
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
Selling Commissions and Dealer Manager Fees
Selling commissions and dealer manager fees represent income earned from selling equity in sponsored companies through NorthStar Securities, the Company’s broker-dealer subsidiary, while such companies are raising capital for their respective public offerings. Selling commissions and dealer manager fees and commission expense are accrued on a trade date basis. The Company is currently raising capital for NorthStar Healthcare and NorthStar Income II. NorthStar Income, the Company’s first sponsored company, successfully completed its $1.1 billion public offering on July 1, 2013. These companies are collectively referred to as Sponsored Companies.
Asset Management and Other Fees
Asset management and other fees include fees earned from the management of Sponsored Companies and are recognized in the period during which the related services are performed and the amounts have been contractually earned.
Credit Losses and Impairment on Investments
Operating Real Estate
The Company’s real estate portfolio is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate expected future undiscounted cash flow generated by the property is less than the carrying value. In conducting this review, the Company considers U.S. macroeconomic factors, real estate sector conditions and asset specific and other factors. To the extent an impairment has occurred, the loss is measured as the excess of the carrying value of the property over the estimated fair value and recorded in impairment on operating real estate in the consolidated statements of operations.

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
Real Estate Securities
CRE securities for which the fair value option is elected are not evaluated for other-than-temporary impairment (“OTTI”) as any change in fair value is recorded in the consolidated statements of operations. Realized losses on such securities are reclassified to realized gain (loss) on investments and other as losses occur.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Troubled Debt Restructuring
CRE debt investments modified in a troubled debt restructuring (“TDR”) are modifications granting a concession to a borrower experiencing financial difficulties where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. Management judgment is necessary to determine whether a loan modification is considered a TDR. Troubled debt that is fully satisfied via taking title to collateral, repossession or other transfers of assets is generally included in the definition of TDR. Loans acquired as a pool with deteriorated credit quality that have been modified are not considered a TDR.
Derivatives
Derivatives are used to manage exposure to interest rate risk. For derivatives that qualify as cash flow hedges, the effective portion of changes in fair value of derivatives designated as a hedge is recorded in accumulated OCI and is subsequently reclassified into income in the period that the hedged item affects income. Amounts reported in OCI relate to the hedge of the Company’s floating-rate borrowings are reclassified to interest expense as interest payments are made on associated borrowings.
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
Equity-Based Compensation
The Company accounts for its equity-based compensation awards using the fair value method, which requires an estimate of fair value of the award at the time of grant. Awards may be based on a variety of measures such as time, performance, market or a combination thereof. For service-based awards, the Company recognizes compensation expense over the vesting period on a straight-line basis. For awards with performance or market measures, the Company recognizes compensation expense over the requisite service period, using the accelerated attribution expense method. For performance-based measures, compensation expense, net of estimated forfeitures, is recorded based on the Company’s estimate of the probable achievement of such measures. For market-based measures, the Company recognizes compensation expense based on the initial estimate of the fair value of the award using a binomial model.
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
Foreign Currency Remeasurement
Assets and liabilities denominated in non-U.S. currencies are remeasured at rates of exchange prevailing on the reporting date and revenues and expenses are remeasured at average rates of exchange for the period. The Company’s functional currency of its euro-dominated investment is the U.S. dollar, therefore, any gains or losses from the remeasurement of foreign currency to U.S. dollars are included in the consolidated statements of operations.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
The Company’s basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common stock outstanding. For purposes of calculating EPS, the Company considers all unvested restricted stock units which participate in the Company’s dividends to be outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding warrants or other contracts to issue common stock were exercised or converted to common stock (including limited partnership interests in the Operating Partnership which are structured as profits interests (“LTIP Units”)), where such exercise or conversion would result in a lower EPS. The dilutive effect of partnership interests in the Operating Partnership is calculated assuming all units are converted to common stock.
Income Taxes
The Company and its wholly-owned subsidiary, NRFC Sub-REIT Corp. (“Sub-REIT”), have each elected to be taxed as a REIT and to comply with the related provisions of the Internal Revenue Code of 1986, as amended, the (“Code”). Accordingly, the Company generally will not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. To maintain its qualification as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. The Company may also be subject to certain state, local and franchise taxes. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. If the Company were to fail to meet these requirements, it would be subject to U.S. federal income tax, which could have a material adverse impact on its results of operations and amounts available for distributions to its stockholders. The Company believes that all of the criteria to maintain the Company’s and Sub-REIT’s REIT qualification have been met for the applicable periods, but there can be no assurance that these criteria will continue to be met in subsequent periods.
The Company maintains various taxable REIT subsidiaries (“TRSs”) which may be subject to U.S. federal, state and local income taxes and foreign taxes. In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate-related business. A TRS is subject to regular corporate income tax. The Company has established several TRSs in jurisdictions for which no taxes are assessed on corporate earnings. However, the Company must include in earnings the income from these TRSs even if it has received no cash distributions. Current and deferred taxes are provided on the portion of earnings (losses) recognized by the Company with respect to its interest in domestic TRSs. Deferred income tax assets and liabilities are calculated based on temporary differences between the Company’s U.S. GAAP consolidated financial statements and the federal and state income tax basis of assets and liabilities as of the consolidated balance sheet date. The Company evaluates the realizability of its deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognizes a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. When evaluating the realizability of its deferred tax assets, the Company considers estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook. This realizability analysis is inherently subjective, as it requires the Company to forecast its business and general economic environment in future periods. Changes in estimate of deferred tax asset realizability, if any, are included in tax expense in the consolidated statements of operations. One of the Company’s TRSs had net operating losses of $20.6 million which can generally be used to offset future operating income for up to 20 years. As of December 31, 2013, the Company has a deferred tax asset of $8.0 million, principally as a result of net operating losses. The Company had concluded that it is more likely than not that the net operating losses will not be used during the carryforward period, and as such, the Company has established a valuation allowance against the deferred tax asset.
From time-to-time, the Company’s TRSs generate taxable income from intercompany transactions. The TRS entities generate taxable revenue from fees for services provided to the Company’s various lines of business. Certain entities may be consolidated in the Company’s financial statements. In consolidation, these fees are eliminated when the entity is included in the consolidated group. Nonetheless, all income taxes are accrued by the TRSs in the year in which the taxable revenue is received. These income taxes are not eliminated when the related revenue is eliminated in consolidation.
Certain TRS entities are domiciled in non-U.S. jurisdictions and, accordingly, taxable income generated by these entities may not be subject to local income taxation, but generally are included in the Company’s taxable income on a current basis, whether or not distributed. Upon distribution of any previously included income, no incremental U.S. federal, state or local income taxes would be payable by the Company.
The TRS entities may be subject to tax laws that are complex and potentially subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company has assessed its tax positions for all open tax years, which includes 2010 to 2013 and concluded there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties is to classify these amounts as interest expense. The Company has not recognized any such amounts related to uncertain tax positions for the years ended December 31, 2013, 2012 and 2011.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s non-recourse borrowing, the reporting entity must apply sales accounting to the real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the borrowing. The requirements of the accounting update were effective for the Company in the first quarter 2013 and are applied on a prospective basis. The Company adopted the provisions of the update and it did not have a material impact on the consolidated financial statements.
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
3. Variable Interest Entities
As of December 31, 2013, the Company has identified the following consolidated and unconsolidated VIEs.
CDO Financing Transactions
The Company sponsored nine CDOs, three of which were primarily collateralized by CRE debt and six of which were primarily collateralized by CRE securities. The Company acquired equity interests of two CRE debt focused CDOs, the CSE RE 2006-A CDO (“CSE CDO”) and the CapLease 2005-1 CDO (“CapLease CDO”). In the case of the CSE CDO, the Company was delegated the collateral management and special servicing rights, and for the CapLease CDO, the Company acquired the collateral management rights. These CDOs are collectively referred to as the N-Star CDOs and their assets are referred to as legacy investments. All N-Star CDOs are considered VIEs. At the time of issuance of the sponsored CDOs, the Company retained the below investment grade bonds, which are referred to as subordinate bonds, and preferred shares and equity notes, which are referred to as equity interests. In addition, the Company repurchased CDO bonds originally issued to third parties at discounts to par. These repurchased CDO bonds and retained subordinate bonds are herein collectively referred to as N-Star CDO bonds.
The collateral for the CRE debt CDO financing transactions primarily includes first mortgage loans, subordinate interests, mezzanine loans, credit tenant loans and other loans. The collateral for the CDO financing transactions primarily collateralized by CRE securities includes commercial mortgage-backed securities (“CMBS”), unsecured REIT debt and CDO notes backed primarily by CRE securities and debt. Assets of each of the VIEs may only be used to settle obligations of the respective VIE. Creditors of each of the VIEs have no recourse to the general credit of the Company.
Consolidated N-Star CDOs
As of December 31, 2013, the Company serves as collateral manager and/or special servicer for N-Star CDOs I, III, V and IX which are primarily collateralized by CRE securities. The Company consolidates these entities as the Company has the power to direct the activities that most significantly impact the economic performance of these CDOs and therefore continues to be the primary beneficiary.
The Company is not contractually required to provide financial support to any of these consolidated VIEs, however, the Company, in its capacity as collateral manager/collateral manager delegate and/or special servicer, may in its sole discretion

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provide support such as protective and other advances it deems appropriate. The Company did not provide any other financial support to any of its consolidated VIEs for the years ended December 31, 2013 and 2012.
Unconsolidated N-Star CDOs
The Company delegated the collateral management rights for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013 to a third-party collateral manager who is entitled to a percentage of the senior and subordinate collateral management fees. The Company continues to receive fees as named collateral manager or collateral manager delegate and retained administrative responsibilities. The Company evaluated the reconsideration event and determined that these CDOs were still VIEs as the equity investors do not have the characteristics of a controlling financial interest. The Company evaluated the fees paid to the third-party collateral manager and concluded that the third party was acting as a principal. The Company no longer has the power to direct the activities that most significantly impact the economic performance of these CDOs, which includes but is not limited to selling collateral, and therefore is no longer the primary beneficiary of such CDOs. As a result, the Company deconsolidated the assets and liabilities for N-Star CDOs IV, VI and VIII and the CapLease CDO on September 30, 2013 and the CSE CDO on December 31, 2013.
In July 2013, the Company determined it no longer had the power to direct the activities that most significantly impact the economic performance of N-Star CDO VII due to the ability of a single party to remove the Company as collateral manager as a result of an existing event of default. The Company was no longer the primary beneficiary of N-Star CDO VII, and as a result, in the third quarter 2013, the Company deconsolidated the assets and liabilities of this CDO. Similar events of default in the future, if they occur, could cause the Company to deconsolidate additional CDO financing transactions. In the fourth quarter 2013, N-Star CDO VII was liquidated.
The deconsolidation of the N-Star CDOs resulted in a non-cash loss on deconsolidation recorded in the consolidated statement of operations for the year ended December 31, 2013 summarized as follows (dollars in thousands):

Assets of deconsolidated N-Star CDOs	$(2,198,761)
Liabilities of deconsolidated N-Star CDOs	1,770,907
Subtotal of net assets deconsolidated	(427,854)
N-Star CDO bonds(1)	191,449
N-Star CDO equity(1)	159,437
Other(2)	(166,739)
Subtotal	184,147
Reclassification of unrealized gain (loss) to gain (loss) from deconsolidation	(40,849)
Reclassification from OCI of swap gain (loss) into gain (loss) from deconsolidation	(15,246)
Total gain (loss) on deconsolidation of N-Star CDOs	$(299,802)
___________________________________________________________

(1)	The fair value of N-Star CDO bonds and equity interests are recorded as CRE securities on the consolidated balance sheet (refer to Note 8).

(2)	Primarily represents the fair value of CRE debt investments, two notes payables and CDO bonds payable that were previously eliminated in consolidation.
Other Unconsolidated VIEs
Based on management’s analysis, the Company is not the primary beneficiary of the VIEs summarized below and as such, these VIEs are not consolidated into the Company’s financial statements as of December 31, 2013. These unconsolidated VIEs are summarized as follows:
Real Estate Debt Investments
The Company identified one CRE debt investment with a carrying value of $1.9 million as a variable interest in a VIE. The Company determined that it is not the primary beneficiary of this VIE, and as such, the VIE is not consolidated in the Company’s financial statements. For all other CRE debt investments, the Company determined that these investments are not VIEs and, as such, the Company continues to account for all CRE debt investments as loans.
Real Estate Securities
The Company identified six CRE securities with an aggregate fair value of $34.9 million as variable interests in VIEs. In connection with certain CMBS investments, the Company became the controlling class and/or was named directing certificate

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

holder of a securitization it did not sponsor. For two of these securitizations, the Company was appointed as special servicer. The Company determined each securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest in any of these securitizations and, therefore, is not the primary beneficiary.
In February 2013, NorthStar Income, acquired a “B-piece” in a new $1.2 billion securitization. An affiliate of the Company was appointed as special servicer for the securitization. The Company determined such securitization was a VIE. However, the Company determined at that time and continues to believe that it does not currently or potentially hold a significant interest and, therefore, is not the primary beneficiary.
NorthStar Realty Finance Trusts
The Company owns all of the common stock of NorthStar Realty Finance Trusts I through VIII (collectively, the “Trusts”). The Trusts were formed to issue trust preferred securities. The Company determined that the holders of the trust preferred securities were the primary beneficiaries of the Trusts. As a result, the Company did not consolidate the Trusts and has accounted for the investment in the common stock of the Trusts under the equity method. As of December 31, 2013, the Company’s carrying value and maximum exposure to loss related to its investment in the Trusts is $3.7 million.
Summary of Unconsolidated VIEs
The following table presents the classification, carrying value and maximum exposure of unconsolidated VIEs as of December 31, 2013 (dollars in thousands):

	Junior Subordinated Notes, at Fair Value	Real Estate Debt Investments, Net	Real Estate Securities, Available for Sale	Total	Maximum Exposure to Loss(1)
Real estate debt investments, net	$—	$1,886	$—	$1,886	$1,886
Real estate securities, available for sale:
N-Star CDO bonds	—	—	205,287	205,287	205,287
N-Star CDO equity	—	—	158,274	158,274	158,274
CMBS	—	—	34,859	34,859	34,859
Subtotal real estate securities, available for sale	—	—	398,420	398,420	398,420
Total assets	—	1,886	398,420	400,306	400,306
Junior subordinated notes, at fair value	201,203	—	—	201,203	NA
Total liabilities	201,203	—	—	201,203	NA
Net	$(201,203)	$1,886	$398,420	$199,103	NA
____________________________________________________________

(1)	The Company’s maximum exposure to loss as of December 31, 2013 would not exceed the carrying value of its investment.
The Company did not provide financial support to any of its unconsolidated VIEs during the years ended December 31, 2013 and 2012. As of December 31, 2013, there were no explicit arrangements or implicit variable interests that could require the Company to provide financial support to any of its unconsolidated VIEs.
4. Operating Real Estate
The following table presents operating real estate, net as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Land	$461,133	$268,738
Land improvements	1,003,069	211,323
Buildings and improvements	1,036,752	967,727
Tenant improvements	31,811	69,304
Leasehold interests	12,322	12,322
Furniture and fixtures	15,415	9,075
Subtotal(1)	2,560,502	1,538,489
Less: Accumulated depreciation	(190,997)	(147,943)
Operating real estate, net(2)	$2,369,505	$1,390,546

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

__________________

(1)	As of December 31, 2013 and 2012, includes $4.9 million and $342.5 million of REO, respectively.

(2)	As of December 31, 2013 and 2012, operating real estate was subject to $2.1 billion and $1.0 billion of mortgage notes payable, respectively.
For the years ended December 31, 2013, 2012 and 2011, depreciation expense was $76.1 million, $33.3 million and $29.1 million, respectively.
Operating Real Estate Acquisitions
The following summarizes significant acquisitions of operating real estate for the year ended December 31, 2013. The Company consolidates each of these properties based on its majority voting interest in the respective property owning entity, as applicable.
Manufactured Housing Communities Portfolios
In April 2013, the Company, through a joint venture with a private investor, acquired a portfolio of manufactured housing communities comprised of 71 communities containing approximately 17,000 pad rental sites located throughout five states (primarily in Florida and Salt Lake City, Utah) (“MH Portfolio 2”) for an aggregate purchase price of $865.3 million, including all escrows and reserves and $2.2 million of transaction costs. MH Portfolio 2 was financed with eight separate ten-year, non-recourse mortgages in the aggregate amount of $640.0 million at a weighted average fixed interest rate of 4.02% and maturing in 2023 (“MH 2 Senior Mortgage”). The Company structured the acquisition as a joint venture with the same third-party operating partner that is currently managing the Company’s initial portfolio of manufactured housing communities (“MH Portfolio 1”). The Company contributed $214.9 million of equity for an approximate 98% interest in MH Portfolio 2. For the year ended December 31, 2013, the Company recorded $64.6 million of revenue and $13.7 million of net loss associated with MH Portfolio 2, respectively.
The following table presents the final allocation of the purchase price of the assets acquired and liabilities issued upon the closing of MH Portfolio 2 (dollars in thousands):

Assets:
Land	$151,294
Land improvements	593,941
Buildings	11,271
Acquired in-place leases	18,375
Other assets acquired	88,194
Total assets acquired	$863,075

Liabilities:
Mortgage notes payable	$639,999
Other liabilities	3,203
Total liabilities	643,202
Total NorthStar Realty Finance Corp. stockholders’ equity	214,873
Non-controlling interests	5,000
Total equity	219,873
Total liabilities and equity	$863,075
The following table presents unaudited consolidated pro forma results of operations based on the Company’s historical financial statements and adjusted for the acquisition of MH Portfolio 2 and related borrowings as if it occurred on January 1, 2011. The unaudited pro forma amounts were prepared for comparative purposes only and are not indicative of what actual consolidated results of operations of the Company would have been, nor are they indicative of the consolidated results of operations in the future, and exclude transaction costs (dollars in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Pro forma total revenues	$658,757	$639,520	$608,740
Pro forma net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(140,068)	$(300,219)	$(277,365)
Pro forma EPS—Basic	$(0.66)	$(2.40)	$(3.10)
Pro forma EPS—Diluted	$(0.66)	$(2.40)	$(3.10)

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2013, the Company, through a joint venture with a private investor, acquired a portfolio of manufactured housing communities comprised of 12 communities containing approximately 4,600 pad rental sites located throughout three states (“MH Portfolio 3”) for an aggregate purchase price of $344.7 million, including all costs, escrows and reserves. MH Portfolio 3 was financed with three separate ten-year, non-recourse mortgages in the aggregate amount of $248.0 million at a weighted average fixed interest rate of 4.92% and maturing in 2024 (“MH 3 Senior Mortgage”). The Company structured the acquisition as a joint venture with the same third-party operating partner that is currently managing the Company’s other portfolios of manufactured housing communities MH Portfolio 1 and MH Portfolio 2. The Company contributed $89.0 million of equity for an approximate 92% interest in MH Portfolio 3.
The following table presents the initial allocation of the purchase price of the assets acquired and liabilities issued upon the closing of MH Portfolio 3 (dollars in thousands):

Assets:
Land	$43,831
Land improvements	242,259
Buildings	6,375
Acquired in-place leases	7,122
Other assets acquired (1)	45,123
Total assets acquired	$344,710

Liabilities:
Mortgage notes payable	$248,000
Total liabilities	248,000
Total NorthStar Realty Finance Corp. stockholders’ equity	88,973
Non-controlling interests	7,737
Total equity	96,710
Total liabilities and equity	$344,710
_________________

(1)	Includes $29.1 million of notes receivable and $12.2 million of manufactured homes recorded in other assets in the consolidated balance sheets.
Multifamily Investments
In March 2013, the Company, through a joint venture with a private investor, acquired a multifamily property with 972 units, located in Tennessee (“Multifamily Property 1”), for $49.2 million. Multifamily Property 1 was financed with a non-recourse mortgage of $39.6 million at a fixed interest rate of 3.996% and maturing in 2023 (“MF 1 Senior Mortgage”). The Company contributed $12.9 million of equity for a 90% interest in Multifamily Property 1.
In the second quarter 2013, the Company, through a joint venture with a private investor, acquired eight multifamily properties with 2,418 units, located in Georgia, Florida and Tennessee (“Multifamily Properties 2”), for $202.1 million. Multifamily Properties 2 was financed with seven separate non-recourse mortgages in the aggregate amount of $158.4 million at a weighted average fixed interest rate of 4.03% and maturing in 2023 (“MF 2 Senior Mortgages”). The Company contributed $55.3 million of equity for a 95% interest in Multifamily Properties 2.
In June 2013, the Company, through a joint venture with a private investor, acquired two multifamily properties with 626 units, located in Arizona (“Multifamily Properties 3”), for $61.5 million. Multifamily Properties 3 was financed with two separate non-recourse mortgages of $46.5 million at a weighted average fixed interest rate of 4.28% and maturing in 2023 (“MF 3 Senior Mortgages”). The Company contributed $15.0 million of equity for an 85% interest in Multifamily Properties 3.
Healthcare Investments
In June 2013, the Company acquired 11 assisted living facilities located in Minnesota for $51.0 million. The Company contributed $14.6 million of equity and financed the portfolio with a non-recourse mortgage of $38.2 million at an interest rate of LIBOR plus 3.00% and maturing in 2016 with two one-year extension options.
In June 2013, the Company acquired a memory care facility located in Connecticut for $10.5 million. The Company contributed $3.0 million of equity and financed the property with a non-recourse mortgage of $7.9 million at an interest rate of LIBOR plus 2.75% and maturing in 2018. In the fourth quarter 2013, the Company sold this asset to NorthStar Healthcare at cost. Refer to Note 10 for further disclosure.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REO
The Company acquired one retail property, located in Wisconsin, in connection with taking title to a CRE debt investment, for the year ended December 31, 2013. The property had an original loan balance of $12.5 million and an initial REO value of $6.9 million and is reported on the Company’s consolidated balance sheet as of December 31, 2013.
The following table presents a rollforward of REO in operating real estate for the year ended December 31, 2013 (dollars in thousands):

Beginning balance	$344,056
Additions(1)	201,110
Deconsolidation of N-Star CDOs	(533,016)
Capital expenditures	2,692
Depreciation	(9,897)
Ending balance	$4,945
____________________________________________________________

(1)
Represents REO for which the Company took title to for the year ended December 31, 2013, of which one REO with a carrying value of $4.9 million remains as of December 31, 2013 subsequent to the deconsolidation of certain N-Star CDOs (refer to Note 3).

Real Estate Sales
For the year ended December 31, 2013, the Company did not have any operating real estate sales, other than the sale of properties at cost to NorthStar Healthcare (refer to Note 10). The following table presents sales of operating real estate for the years ended December 31, 2012 and 2011, respectively (dollars in thousands):

Date	Type	Location	Sales Proceeds	Gain (Loss)
2012
January	Land	Aventura, FL	$5,068	$2,011
June	Land	Florence, AZ	1,356	1,001
December	Retail	Park City, UT	—	6,281
Subtotal from continuing operations			6,424	9,293
April	Office	Indianapolis, IN	2,118	314
December	Multifamily	San Antonio, TX	4,827	1,765
Subtotal from discontinued operations			6,945	2,079
Total			$13,369	$11,372

2011
March	Retail	New York, NY	$6,889	$4,981
April	Healthcare	Various - Wisconsin	25,992	9,416
August	Multifamily	Norcross, GA	7,122	2,918
Other	Office	Various	17,004	(117)
Total from discontinued operations			$57,007	$17,198

In May 2011, the Company took title to a timeshare property which is classified in other assets on the consolidated balance sheets. For the year ended December 31, 2013, the Company sold 29 timeshare units for total sales proceeds of $17.5 million, including seller financing of $0.6 million, resulting in a net realized gain of $12.2 million. For the year ended December 31, 2012, the Company sold 38 timeshare units for total sales proceeds of $22.7 million, including seller financing of $0.9 million, resulting in a net realized gain of $20.9 million. For the year ended December 31, 2011, the Company sold 15 timeshare units for total sales proceeds of $8.7 million, including seller financing of $2.3 million, resulting in a net realized gain of $3.7 million.
In connection with the acquisition of manufactured housing portfolios, the Company acquired manufactured homes which are classified in other assets on the consolidated balance sheets. For the year ended December 31, 2013, the Company sold 436 manufactured homes for total sales proceeds of $7.2 million, including seller financing of $4.7 million, resulting in a net realized loss of $1.2 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations
Discontinued operations relates to five healthcare properties held for sale as of December 31, 2013 and a multifamily property and an office property sold in 2012. The following table presents income (loss) from discontinued operations related to such properties for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012		2011
Revenue
Rental and escalation income	$3,736	$7,202		$9,057
Other revenue	92	—		219
Total revenue	3,828	7,202		9,276
Expenses
Other interest expense	1,893	1,934		4,129
Real estate properties—operating expenses	34	1,580		1,296
Other expenses	195	66		—
Impairment on operating real estate(3)	8,613	966		—
Other general and administrative	79	1,076		1,585
Depreciation and amortization	1,370	1,708		2,135
Total expenses	12,184	7,330		9,145
Income (loss) from discontinued operations	(8,356)	(128)		131
Gain (loss) on sale from discontinued operations	—	2,079	(1)	17,198	(2)
Total income (loss) from discontinued operations	$(8,356)	$1,951		$17,329
____________________________________________________________

(1)	Relates primarily to the sale of a multifamily property and an office property.

(2)	Primarily related to the sale of 18 healthcare assisted living facilities, a leasehold interest in a retail property and a multifamily property.

(3)	In 2013, primarily relates to a healthcare property where the Company is in negotiations with the existing lender to appoint a receiver on the property and to return the property to such lender.

Midwest Holdings
In March 2011, the Company sold its 100% common membership interest in Midwest Care Holdco TRS I LLC (“Midwest Holdings”) and assigned all of its rights, title, obligations and other interests in Midwest Holdings to the purchaser and contemporaneously entered into a new lease agreement with an affiliate of the purchaser. As of March 2011, the operations of Midwest Holdings were deconsolidated. For the year ended December 31, 2011, the Company recognized a realized loss of $0.5 million in connection with the sale and deconsolidation of its common membership interest.
5. Real Estate Debt Investments
The following table presents CRE debt investments as of December 31, 2013, excluding CRE debt underlying deconsolidated CDOs (dollars in thousands):

					Weighted Average(6)			Floating Rate as % of Principal Amount(6)
	Number	Principal Amount(1)	Carrying Value(4)	Allocation by Investment Type(5)	Fixed Rate	Spread Over LIBOR(7)	Yield(8)
Asset Type:
First mortgage loans	15	$441,750	$407,202	40.7%	10.98%	6.59%	9.90%	90.2%
Mezzanine loans	6	109,215	107,116	10.1%	13.96%	12.09%	12.97%	74.2%
Subordinate interests(2)	8	246,652	253,113	22.7%	12.41%	12.33%	12.77%	33.3%
Term loans	4	230,343	219,349	21.1%	12.45%	—	12.96%	—
Subtotal/Weighted average(3)	33	1,027,960	986,780	94.6%	12.36%	8.04%	11.58%	53.8%
CRE debt in N-Star CDOs
First mortgage loans	2	34,418	21,431	3.2%	—	2.22%	3.68%	100.0%
Mezzanine loans	1	11,000	10,965	1.0%	8.00%	—	8.33%	—
Subordinate interests	1	7,773	7,773	0.8%	—	6.75%	6.92%	100.0%
Term loans	7	4,129	4,129	0.4%	6.95%	—	6.95%	—
Subtotal/Weighted average	11	57,320	44,298	5.4%	7.71%	3.05%	5.70%	73.6%
Total(9)	44	$1,085,280	$1,031,078	100.0%	12.21%	7.68%	11.31%	54.9%

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

___________________________________________________________

(1)	Term loans includes one revolver of $25.0 million, of which $3.5 million is outstanding as of December 31, 2013.

(2)	Includes $100 million preferred equity investment for which the Company elected the fair value option. As of December 31, 2013, carrying value represents fair value with respect to this investment.

(3)
Certain CRE debt investments serve as collateral for financing transactions including carrying value of $133.4 million for Securitization 2012-1 and $109.1 million for credit facilities. The remainder is unleveraged. Assuming that all loans that have future fundings meet the terms to qualify for such funding, the Company’s cash requirement on future fundings would be $8.1 million.

(4)
There are no loans on non-accrual status. Certain loans have an accrual of interest at a specified rate that may be in addition to a current rate. Accrual includes $5.1 million carrying value of loans where the Company does not recognize interest income on the accrual rate but did recognize interest income based on the current rate.

(5)	Based on principal amount.

(6)	Excludes three CRE debt investments with an aggregate principal amount of $37 million that were originated prior to 2008.

(7)	$426.1 million principal amount has a weighted average LIBOR floor of 0.99%. Includes one first mortgage loan with a principal amount of $7.4 million with a spread over prime rate.

(8)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2013, and for CRE debt with a LIBOR floor, using such floor.

(9)	The decrease from prior year primarily relates to the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
Milford
In April 2013, the Company, together with NorthStar Income, originated a $255.0 million loan secured by a leasehold mortgage in the recently renovated, 1,331 room Milford Plaza Hotel (“Milford”) located in the epicenter of Times Square, New York City. In addition, the investment includes an aggregate 35.0% interest in the Milford hotel and retail component of the hotel. Refer to Note 7 for further disclosure. Initially, the Company funded $165.7 million of the investment and NorthStar Income funded the remaining $89.3 million.
In the third quarter 2013, the senior portion of the Milford loan was structured into a senior loan and a subordinate interest of $57.1 million and $46.9 million, respectively, to facilitate the financing of the senior loan into a securitization issued by the Company’s sponsored non-traded REIT, NorthStar Income (“Securitization 2013-1”). The remainder of the Milford loan was retained by the Company and is held unleveraged in a general partnership (“Milford Loan JV”). Both the Company and the Sponsor are the general partners. The Company is the designated partner. The Milford Loan JV is considered a voting interest entity and is not consolidated due to the substantive participating and kick-out rights held by NorthStar Income. The Company and NorthStar Income each control their proportionate interest in the Milford Loan JV. Accordingly, the Company records its respective CRE debt investment on its consolidated balance sheets. The transfer of the senior loan obtained sale treatment under U.S. GAAP as the Company no longer maintains effective control of its transferred asset.
RXR Investment
In December 2013, the Company entered into a strategic transaction with RXR Realty, a real estate operating and investment management company focused on the New York Tri-State area. The investment in RXR Realty (“RXR Investment”) includes $150.0 million corporate debt, $100.0 million preferred equity for which the fair value option was elected, $25.0 million revolver, of which $3.5 million has been drawn on as of December 31, 2013, and an approximate 30% equity interest (“RXR Equity Interest”). Refer to Note 7 for further disclosure.
For the year ended 2013, the Company originated 15 loans and acquired three loans with an aggregate principal amount of $472.8 million, excluding the loans originated in connection with the RXR Investment described above.
The following table presents CRE debt investments as of December 31, 2012 (dollars in thousands):

					Weighted Average			Floating Rate as % of Principal Amount
	Number	Principal Amount	Carrying Value(1)(2)	Allocation by Investment Type(3)	Fixed Rate	Spread Over LIBOR(4)(5)	Yield(6)
Asset Type:
First mortgage loans	74	$1,578,872	$1,205,313	66.6%	4.29%	3.25%	6.10%	94.5%
Mezzanine loans	18	440,941	333,064	18.6%	4.34%	1.61%	2.68%	59.9%
Subordinate interests	7	121,473	96,357	5.1%	6.40%	3.97%	5.85%	75.7%
Credit tenant loans and other notes	43	124,460	118,093	5.2%	6.58%	—	7.39%	—
Term loans	10	105,718	79,404	4.5%	10.86%	3.50%	11.94%	4.8%
Total/Weighted average	152	$2,371,464	$1,832,231	100.0%	6.26%	3.05%	5.68%	78.2%

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)	Based on principal amount.

(4)	$315.8 million principal amount of the CRE debt investments have a weighted average LIBOR floor of 2.59%.

(5)	Includes one first mortgage loan with a principal amount of $7.5 million with a spread over prime rate.

(6)	Based on initial maturity and for floating-rate debt, calculated using one-month LIBOR as of December 31, 2012, and for CRE debt with a LIBOR floor, using such floor.
For the years ended December 31, 2013, 2012 and 2011, the Company sold five loans at cost (refer to Note 10), three loans for a realized gain of $1.0 million and 11 loans for a net realized gain of $84.3 million, respectively.
The following table presents maturities of CRE debt investments based on principal amount as of December 31, 2013 (dollars in thousands):

	Initial Maturity	Maturity Including Extensions(1)
Years Ending December 31:
2014	$246,000	$174,549
2015	205,931	41,452
2016	158,158	128,623
2017	72,158	190,874
2018	3,245	149,994
Thereafter	399,788	399,788
Total	$1,085,280	$1,085,280
____________________________________________________________

(1)	Assumes that all debt with extension options will qualify for extension at such maturity according to the conditions stipulated in the governing documents.
As of December 31, 2013, the weighted average maturity, including extensions, of CRE debt investments is 4.9 years.
Actual maturities may differ from contractual maturities as certain borrowers may have the right to prepay with or without prepayment penalty. The Company may also extend contractual maturities in connection with loan modifications.
The principal amount of CRE debt investments differs from the carrying value due to unamortized origination fees and costs, unamortized premium and discount and loan loss reserves being recorded as part of the carrying value of the investment. As of December 31, 2013, the Company had $22.5 million of net unamortized discount and $7.3 million of net unamortized origination fees and costs.
The Company did not have any non-performing loans as of December 31, 2013. The Company’s maximum exposure to loss related to the non-performing loans as of December 31, 2012 was $6.9 million.
Provision for Loan Losses
The following table presents activity in loan loss reserves on CRE debt investments for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2013		2012	2011
Beginning balance	$156,699		$187,784	$197,200
Provision for (reversal of) loan losses, net (1)(2)	(8,786)		23,037	52,980
Transfers to REO	(5,623)		(5,260)	(29,260)
Sales	—		(667)	—
Write-offs / payoffs	(20,210)	(3)	(48,195)	(33,136)
Deconsolidation of N-Star CDOs(4)	(119,200)		—	—
Ending balance	$2,880		$156,699	$187,784
____________________________________________________________

(1)	Relates to four, seven and 12 loans, for the years ended December 31, 2013, 2012 and 2011, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Includes $15.1 million and $4.7 million of reversals of previously recorded provisions for loan losses for the years ended December 31, 2013 and 2012, respectively.

(3)	Represents a write-off of a previously recorded loan loss reserve upon payoff of a loan.

(4)	Refer to Note 3 for further disclosure.

Credit Quality Monitoring
CRE debt investments are typically loans secured by direct senior priority liens on real estate properties or by interests in entities that directly own real estate properties, which serve as the primary source of cash for the payment of principal and interest. The Company evaluates its debt investments at least quarterly and differentiates the relative credit quality principally based on: (i) whether the borrower is currently paying contractual debt service in accordance with its contractual terms; and (ii) whether the Company believes the borrower will be able to perform under its contractual terms in the future, as well as the Company’s expectations as to the ultimate recovery of principal at maturity.
The Company categorizes a debt investment for which it expects to receive full payment of contractual principal and interest payments as a “loan with no loan loss reserve.” The Company categorizes a debt investment as a non-performing loan (“NPL”) if it is in maturity default and/or past due at least 90 days on its contractual debt service payments. The Company considers the remaining debt investments to be of weaker credit quality and categorizes such loans as “other loans with a loan loss reserve/non-accrual status.” These loans are not considered NPLs because such loans are performing in accordance with contractual terms but the loans have a loan loss reserve and/or are on non-accrual status. Even if a borrower is currently paying contractual debt service or debt service is not due in accordance with its contractual terms, the Company may still determine that the borrower may not be able to perform under its contractual terms in the future and make full payment upon maturity. The Company’s definition of an NPL may differ from that of other companies that track NPLs.
The following table presents the carrying value of CRE debt investments, by credit quality indicator, as of each applicable balance sheet date (dollars in thousands):

	December 31,
Credit Quality Indicator:	2013	2012
Loans with no loan loss reserve:
First mortgage loans	$426,850	$1,150,637
Mezzanine loans	116,196	186,131
Subordinate interests	260,886	96,357
Credit tenant loans and other notes	—	118,093
Term loans	223,478	57,646
Subtotal	1,027,410	1,608,864
Other loans with a loan loss reserve/non-accrual status:(1)
First mortgage loans	1,783	47,799
Mezzanine loans	1,885	146,933
Term loans	—	21,758
Subtotal	3,668	216,490
Non-performing loans:
First mortgage loans	—	6,877
Subtotal	—	6,877
Total(2)	$1,031,078	$1,832,231
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impaired Loans
The Company considers impaired loans to generally include NPLs, loans with a loan loss reserve, loans on non-accrual status (excluding loans acquired with deteriorated credit quality) and TDRs. The following table presents impaired loans as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013(2)				December 31, 2012(2)
	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve	Number	Principal Amount(1)	Carrying Value(1)	Loan Loss Reserve
Class of Debt:
First mortgage loans	1	$2,782	$1,783	$1,000	6	$112,774	$85,887	$11,813
Mezzanine loans	1	3,765	1,885	1,880	9	265,225	157,178	108,036
Subordinate interests	—	—	—	—	2	22,100	—	22,100
Term loans	—	—	—	—	1	45,550	21,758	14,750
Total(3)	2	$6,547	$3,668	$2,880	18	$445,649	$264,823	$156,699
____________________________________________________________

(1)	Principal amount differs from carrying value due to unamortized origination fees and costs, unamortized premium or discount and loan loss reserves included in the carrying value of the investment.

(2)
December 31, 2012 includes five loans, primarily first mortgage loans, considered TDRs with an aggregate carrying value of $41.4 million, all of which do not have loan loss reserves. Excludes one first mortgage loan acquired with deteriorated credit quality with a carrying value of $6.4 million and $13.8 million as of December 31, 2013 and 2012, respectively, that is on non-accrual status and does have a loan loss reserve.

(3)	The decrease from prior year primarily relates to the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
The following table presents average carrying value of impaired loans by type and the income recorded on such loans subsequent to their being deemed impaired for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	December 31, 2013			December 31, 2012			December 31, 2011
	Number(1)	Average Carrying Value(1)	Year Ended Income	Number	Average Carrying Value	Year Ended Income	Number	Average Carrying Value	Year Ended Income
Class of Debt:
First mortgage loans	5	$67,531	$1,050	6	$97,580	$1,191	6	$65,818	$428
Mezzanine loans	7	100,109	416	9	163,916	6,922	9	162,585	8,812
Subordinate interests	1	—	3	2	6,015	—	4	8,180	522
Term loans	—	19,530	—	1	23,917	3,859	2	27,154	4,116
Total/weighted average	13	$187,170	$1,469	18	$291,428	$11,972	21	$263,737	$13,878
___________________________________________________________

(1)	Includes impaired loans outstanding during the period which were deconsolidated in 2013 on September 30, 2013 and December 31, 2013. Refer to Note 3 for further disclosure.
As of December 31, 2013, the Company did not have any loans past due greater than 90 days. As of December 31, 2012, the Company had one first mortgage loan with a principal amount of $12.5 million past due greater than 90 days. This amount excludes non-accrual loans disclosed in the tables above.
Troubled Debt Restructurings
The following table presents CRE debt investments that were modified and considered a TDR for the years ended December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013					December 31, 2012
	Number		Carrying Value(1)	Original WA Interest Rate	Modified WA Interest Rate	Number		Carrying Value(1)	Original WA Interest Rate	Modified WA Interest Rate
Class of Debt:
First mortgage loans	—		$—	—	—	3	(3)(4)	$35,241	3.52%	2.78%
Mezzanine loans	1	(2)	50,905	10.85%	—	1	(5)	12,681	2.50%	—
Subordinate interests	—		—	—	—	1	(6)	—	3.35%	3.00%
Total/weighted average	1		$50,905	10.85%	—	5		$47,922	3.25%	2.04%
____________________________________________________________

(1)	Represents carrying value the quarter it was determined the loan modification was determined to be a TDR.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
Considered a TDR in the first quarter 2013 and was subsequently modified in the second quarter 2013. On September 30, 2013, the Company deconsolidated certain N-Star CDOs, and as a result, no longer records this loan on its consolidated balance sheets. Refer to Note 3 for further disclosure.

(3)	Excludes one first mortgage loan with a carrying value of $6.0 million considered a TDR in the first quarter 2012 which the Company subsequently took title to the collateral.

(4)	Includes one loan which was modified into a senior first mortgage and mezzanine loan.

(5)
The loan was modified into a mezzanine loan and preferred equity interest with a modified rate of LIBOR plus 10% and a fixed rate of 7%, respectively, however, interest was deferred until certain hurdles are met.

(6)	The carrying value of this loan was zero as of December 31, 2012.
All loans modified in a TDR generally provided interest rate concessions and/or deferral of interest or principal repayments. Any loan modification is intended to maximize the collection of the principal and interest related to such loan. There were no write-downs related to the CRE debt investments that were modified and considered a TDR for the periods presented.
6. Investments in Private Equity Funds
The following is a description of investments in private equity funds that own PE investments either through unconsolidated ventures (“PE Investment I”) and (“PE Investment II” ) or directly (“PE Investment III”), which are recorded as investments in private equity funds at fair value on the consolidated balance sheets. The Company elected the fair value option for PE Investments. As a result, the Company records equity in earnings (losses) based on the change in fair value for its share of the projected future cash flow from one period to another. All PE Investments are considered voting interest entities. PE Investment I and II are not consolidated by the Company due to the substantive participating rights of the partners in joint ventures that own the interests in the real estate private equity funds. PE Investment III is not consolidated as the Company does not own a majority voting interest.
PE Investment I
In February 2013, the Company completed the initial closing (“PE I Initial Closing”) of PE Investment I which owns a portfolio of limited partnership interests in real estate private equity funds managed by institutional-quality sponsors. Pursuant to the terms of the agreement, at the PE I Initial Closing, the full purchase price was funded, excluding future capital commitments. Accordingly, the Company funded $282.1 million and NorthStar Income (together with the Company, the “NorthStar Entities”) funded $118.0 million. The NorthStar Entities have an aggregate ownership interest in PE Investment I of 51%, of which the Company owns 70.5%. The Company assigned its rights to the remaining 29.5% to a subsidiary of NorthStar Income. Teachers Insurance and Annuity Association of America (the “Class B Partner”) contributed its interests in 49 funds subject to the transaction in exchange for all of the Class B partnership interests in PE Investment I.
PE Investment I provides for all cash distributions on a priority basis to the NorthStar Entities as follows: (i) first, 85% to the NorthStar Entities and 15% to the Class B Partner until the NorthStar Entities receive a 1.5x multiple on all of their invested capital, including amounts funded in connection with future capital commitments; (ii) second, 15% to the NorthStar Entities and 85% to the Class B Partner until the Class B Partner receives a return of its then remaining June 30, 2012 capital; and (iii) third, 51% to the NorthStar Entities and 49% to the Class B Partner. All amounts paid to and received by the NorthStar Entities are based on each partner’s proportionate interest.
Since the Company was contractually entitled to its proportional share of all distributions derived from the fund interests since June 30, 2012 regardless of the date fund interests were transferred to PE Investment I, at the PE I Initial Closing, the Company recorded its proportional share of all distributions received since June 30, 2012. As of December 31, 2013, the carrying value of the investment in PE Investment I was $226.3 million. From PE I Initial Closing through December 31, 2013, the Company recognized $53.7 million of equity in earnings. From PE I Initial Closing through December 31, 2013, the Company received $130.2 million of net distributions and made $20.8 million of contributions related to PE Investment I. As of December 31, 2013, the Company’s estimated future capital commitments to the fund interests in PE Investment I would be approximately $17 million.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2012, the Company deposited an aggregate of $40.0 million in connection with this transaction, which included $11.8 million on behalf of NorthStar Income, in the proportion of the respective capital contributions. This amount was settled by NorthStar Income in the first quarter 2013.
PE Investment II
In June 2013, the Company, NorthStar Income and funds managed by Goldman Sachs Asset Management (“Vintage Funds”) (each a “Partner”) formed joint ventures and entered into an agreement with Common Pension Fund E, a common trust fund created under New Jersey law (“PE II Seller”), to acquire a portfolio of limited partnership interests in 24 real estate private equity funds managed by institutional-quality sponsors. The aggregate reported net asset value (“NAV”) acquired was $916.2 million as of September 30, 2012. The Company, NorthStar Income and the Vintage Funds each have an ownership interest in PE Investment II of 70%, 15% and 15%, respectively. All amounts paid and received will be based on each Partner’s proportionate interest.
PE Investment II paid $504.8 million to PE II Seller for all of the fund interests, or 55% of the September 30, 2012 NAV (the “Initial Amount”), and will pay the remaining $411.4 million, or 45% of the September 30, 2012 NAV (the “Deferred Amount”), by the fourth year after the first day of the fiscal quarter following the closing date of each fund interest. The Company’s share of the Initial Amount and the Deferred Amount represents $353.4 million and $288.0 million, respectively. The Company funded all of its proportionate share of the Initial Amount at the initial closing (“PE II Initial Closing”) on July 3, 2013. The Deferred Amount is a liability of PE Investment II. Each Partner, directly or indirectly, guaranteed its proportionate interest of the Deferred Amount. The Company determined there was an immaterial amount of fair value related to the guarantee.
PE Investment II is entitled to receive all cash distributions from September 30, 2012 through the quarter in which each fund interest closed and is obligated to fund all capital contributions from September 30, 2012. At each closing, there was a “true up” for any distributions received and any contributions made by PE II Seller from the contributed funds since September 30, 2012.
Beginning on the first day of the full fiscal quarter following the closing date of each fund interest and for a period of three years thereafter, distributions will be made to PE Investment II on a priority basis as follows: 85% to PE Investment II and 15% to PE II Seller, provided that at the end of each such fiscal year, PE Investment II will pay amounts, if any, necessary to reduce the Deferred Amount by 15% of the then outstanding Deferred Amount (the “Amortization Amount”) to the extent distributions to PE II Seller during each such year were less than the Amortization Amount for such year.
In the fourth year following the applicable closing date, distributions will be split equally between PE Investment II and PE II Seller. At the conclusion of that four-year period, PE Investment II will be required to pay to PE II Seller the Deferred Amount less: (i) any distributions received by PE II Seller during such four-year period; and (ii) any Amortization Amounts received by PE II Seller during such four-year period. PE Investment II will receive 100% of all distributions following the payment of the Deferred Amount.
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
From PE II Initial Closing through December 31, 2013, the Company recognized $28.9 million of equity in earnings. From PE II Initial Closing through December 31, 2013, the Company received $104.9 million of net distributions and made $11.6 million of contributions related to PE Investment II. As of December 31, 2013, the carrying value of the investment in PE Investment II was $288.9 million. As of December 31, 2013, the Company’s estimated future capital commitments to the fund interests in PE Investment II would be approximately $26 million.
PE Investment III
In December 2013, the Company entered into an agreement with The Rockefeller Foundation (the “PE III Seller”) to acquire the entire interest in a portfolio of limited partnership interests in eight real estate private equity funds. PE Investment III paid $39.8 million to the PE III Seller for all of the fund interests, or 50% of the June 30, 2013 NAV, and will pay the remaining

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$39.8 million, or 50% of the June 30, 2013 NAV, by December 31, 2015 to two third parties. The aggregate reported NAV of PE Investment III as of June 30, 2013 was $80.3 million.
PE Investment III received all cash distributions from June 30, 2013 through the closing on December 31, 2013 and funded all capital contributions from June 30, 2013. The Company guaranteed all of its funding obligations that may be due and owed under PE Investment III agreements directly to PE Investment III entities.
On the closing on December 31, 2013, the Company received $9.0 million of distributions and made $0.3 million of contributions related to PE Investment III. As of December 31, 2013, the carrying value of the investment in PE Investment III was $70.8 million. As of December 31, 2013, the Company’s estimated future capital commitments to the fund interests in PE Investment III would be approximately $2 million.
7. Investments in and Advances to Unconsolidated Ventures
The following is a description of investments in and advances to unconsolidated ventures. All of the below are accounted for under the equity method, except for the RXR Investment for which the fair value option was elected.
RXR Equity Interest
In December 2013, the Company entered into a $337.4 million investment in RXR Realty, a real estate operating and investment management company focused on the New York Tri-State area. The investment includes the RXR Equity Interest, for which the fair value option was elected. As a result, the Company records equity in earnings (losses) for the RXR Equity Interest based on the change in fair value for its share of the projected future cash flow from one period to another. As of December 31, 2013, the carrying value of the approximate 30% RXR Equity Interest was $84.1 million. From closing to December 31, 2013, the Company recognized equity in earnings of $0.2 million.
Multifamily Joint Venture
In July 2013, the Company, through a joint venture with a private investor, acquired a multifamily property with 498 units, located in Philadelphia, Pennsylvania for an aggregate purchase price of $41.0 million, including all costs, escrows and reserves. The property was financed with a non-recourse mortgage note of $29.5 million and the remainder in cash. The mortgage note matures on July 1, 2023 and bears a fixed interest rate of 3.69%. The Company’s 90% interest in the joint venture was acquired for $10.4 million and as of December 31, 2013 the carrying value was $10.0 million. For the year ended December 31, 2013, the Company recognized equity in losses of $0.7 million which was primarily related to recording transaction costs of $0.8 million.
Meadowlands
The Company owned a 22% interest in Meadowlands Two, LLC, which holds 100% of Meadowlands One, LLC, which is currently in the form of a preferred equity interest secured by a retail/entertainment complex located in New Jersey (the “NJ Property”). As a result of the deconsolidation of certain N-Star CDOs, the Company deconsolidated its investment in the NJ Property on September 30, 2013 (refer to Note 3). As of December 31, 2012, the carrying value of the investment in the NJ Property was $64.8 million. For the years ended December 31, 2013, 2012 and 2011, the Company recognized equity in losses of $0.8 million, $1.5 million and $7.0 million including a provision for loss on equity investment of $4.5 million in the first quarter 2011, respectively.
LandCap Partners
In October 2007, the Company entered into a joint venture with Whitehall Street Global Real Estate Limited Partnership 2007 (“Whitehall”) to form LandCap Partners and LandCap LoanCo. (collectively referred to as “LandCap”). The joint venture is managed by a third-party management group which has extensive experience in the single family housing sector. The Company and Whitehall agreed to provide no additional new investment capital in the LandCap joint venture. As of December 31, 2013 and 2012, the carrying value of the 49% interest in LandCap was $14.1 million and $13.5 million, respectively. As of December 31, 2013 and 2012, LandCap had investments totaling $26.9 million and $30.9 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recognized equity in earnings of $0.5 million and equity in losses of $1.2 million and $1.1 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CS Federal Drive, LLC
The Company owns a 50% interest in CS Federal Drive, LLC (“CS/Federal”), which owns three adjacent class A office/flex buildings in Colorado. The properties were acquired for $54.3 million and the joint venture financed the transaction with two separate non-recourse mortgages totaling $38.0 million and the remainder in cash. The mortgages mature on February 11, 2016 and bear a fixed interest rate of 5.51% and 5.46%, respectively. As of December 31, 2013 and 2012, the carrying value of the investment in CS/Federal was $5.5 million and $5.4 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recognized equity in earnings of $0.3 million, $0.7 million and $0.7 million, respectively.
Sponsored Companies
The Company sponsors NorthStar Income, a CRE debt-oriented non-traded REIT. As of December 31, 2013 and 2012, the carrying value of the investment in NorthStar Income was $6.1 million and $6.1 million, respectively, representing an interest of 0.6% and 1.1%, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $0.5 million, $0.3 million and $0.1 million of equity in earnings, respectively.
The Company sponsors NorthStar Healthcare, a healthcare debt and equity focused non-traded REIT. In August 2013, NorthStar Healthcare was deconsolidated as the Company no longer owned a majority voting interest. As of December 31, 2013, the carrying value of the investment in NorthStar Healthcare was $2.1 million, representing an interest of 2.3%. For the year ended December 31, 2013, the Company recognized an immaterial amount of equity in losses.

The Company sponsors NorthStar Income II, a CRE debt-oriented non-traded REIT. In November 2013, NorthStar Income II was deconsolidated as the Company no longer owned a majority voting interest. As of December 31, 2013, the carrying value of the investment in NorthStar Income II was $2.1 million, representing an interest of 8.7%. For the year ended December 31, 2013, the Company recognized an immaterial amount of equity in earnings.
Other
In May 2012, the Company acquired a 9.8% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by a portfolio of luxury residences located in resort destinations. As of December 31, 2013 and 2012, the carrying value of the Company’s investment was $5.7 million for each period. For the years ended December 31, 2013 and 2012, the Company recognized $1.5 million and $1.0 million of equity in earnings, respectively.
In August 2012, the Company acquired a 33.3% interest in a joint venture that owns a pari passu participation in a first mortgage loan secured by an office building in New York. In July 2013, the loan was paid off at par. For the years ended December 31, 2013 and 2012, the Company recognized $2.8 million and $0.9 million of equity in earnings, respectively.
In connection with the Milford loan, the Company and NorthStar Income have an aggregate 35.0% interest in the Milford hotel and retail component of the hotel, of which the Company owns 65% and NorthStar Income owns 35%. There was no carrying value as of December 31, 2013. For the year ended December 31, 2013, the Company recognized $1.1 million of equity in losses.
In June 2013, in connection with the restructuring of an existing mezzanine loan, the Company acquired a 9.99% equity interest for $8.5 million in a joint venture that owns two office buildings in Chicago. As of December 31, 2013, the carrying value of the investment was $8.5 million. For the year ended December 31, 2013, the Company did not recognize any equity in earnings.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Data
The combined balance sheets for the unconsolidated ventures, including PE Investments, as of December 31, 2013 and 2012, are as follows (dollars in thousands):

	December 31,
	2013	2012
Assets
Operating real estate, net	$1,097,155	$573,319
Real estate debt investments	1,246,311	689,143
Investments in private equity funds	1,589,493	—
Real estate securities	280,117	280,117
Other assets	1,064,653	370,774
Total assets	$5,277,729	$1,913,353

Liabilities and equity
Mortgages and other notes payable	$1,851,561	$301,656
Other liabilities	1,064,479	516,841
Total liabilities	2,916,040	818,497
Equity	2,361,689	1,094,856
Total liabilities and equity	$5,277,729	$1,913,353
Net investment in unconsolidated ventures	$728,358	$111,025
The combined statements of operations for the unconsolidated ventures, including PE Investments, from acquisition date through the three years ended December 31, 2013 are as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Total revenues	$322,944	$44,378	$8,738
Operating expenses	89,807	21,357	15,089
Transaction costs	5,199	—	—
Interest expense	37,838	18,217	18,618
Depreciation and amortization	9,564	2,993	2,328
Total expenses	142,408	42,567	36,035
Net (loss) income	$180,536	$1,811	$(27,297)
Equity in earnings (losses) of unconsolidated ventures	$85,477	$88	$(2,738)
8. Real Estate Securities, Available for Sale
The following table presents CRE securities as of December 31, 2013 (dollars in thousands):

				Cumulative Unrealized			Allocation by	Weighted	Weighted
	Number	Principal Amount(3)	Amortized Cost	Gains	(Losses)	Fair Value	Investment Type(3)	Average Coupon	Average Yield(4)
Asset Type:
N-Star CDO bonds(1)	31	$481,386	$207,547	$1,878	$(4,138)	$205,287	23.0%	1.82%	20.00%
N-Star CDO equity(5)	5	158,274	158,274	—	—	158,274	7.6%	NA	18.42%
CMBS and other securities(6)	17	98,650	58,482	6,457	(18,264)	46,675	4.7%	3.06%	4.98%
Subtotal(2)	53	738,310	424,303	8,335	(22,402)	410,236	35.3%	2.03%	17.34%
CRE securities in N-Star CDOs(5)(7)
CMBS	264	1,140,368	799,126	67,770	(294,595)	572,301	54.5%	3.15%	9.65%
Third-party CDO notes	20	109,651	99,603	—	(74,672)	24,931	5.2%	0.29%	1.17%
Agency debentures	8	87,172	29,031	2,644	(2,135)	29,540	4.2%	NA	4.64%
Unsecured REIT debt	1	8,000	8,502	1,019	—	9,521	0.4%	7.50%	6.00%
Trust preferred securities	2	7,225	7,225	—	(1,434)	5,791	0.4%	2.25%	2.32%
Subtotal	295	1,352,416	943,487	71,433	(372,836)	642,084	64.7%	2.73%	8.51%
Total	348	$2,090,726	$1,367,790	$79,768	$(395,238)	$1,052,320	100.0%	2.52%	11.25%
____________________________________________________________

(1)	Excludes $126.6 million principal amount of N-Star CDO bonds payable that are eliminated in consolidation.

(2)	All securities are unleveraged.

(3)	Based on fair value for N-Star CDO equity and principal amount for remaining securities.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Based on expected maturity and for floating-rate securities, calculated using the applicable LIBOR as of December 31, 2013.

(5)	The fair value option was elected for these securities (refer to Note 14).

(6)	The fair value option was elected for $30.6 million carrying value of these securities (refer to Note 14).

(7)	Investments in the same securitization tranche held in separate CDO financing transactions are reported as separate investments.
As of December 31, 2013, the Company’s CRE securities portfolio is comprised of N-Star CDO bonds and N-Star CDO equity and other securities which are predominantly conduit CMBS, meaning each asset is a pool backed by a large number of commercial real estate loans. As a result, this portfolio is typically well-diversified by collateral type and geography. As of December 31, 2013, contractual maturities of CRE securities investments ranged from seven months to 39 years, with a weighted average expected maturity of 3.1 years.
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
For the year ended December 31, 2013, proceeds from the sale of CRE securities was $224.0 million, resulting in a net realized gain of $35.4 million, which includes proceeds related to the liquidation of N-Star CDO II (refer to Note 9). For the year ended December 31, 2012, proceeds from the sale of CRE securities was $343.9 million, resulting in a net realized gain of $50.5 million. For the year ended December 31, 2011, proceeds from the sale of CRE securities was $331.5 million, resulting in a net realized gain of $27.4 million.
CRE securities investments includes 36 securities for which the fair value option was not elected. As of December 31, 2013, the aggregate carrying value of these securities was $221.3 million, representing $2.0 million of accumulated net unrealized losses included in OCI. The Company held 19 securities with an aggregate carrying value of $133.5 million with an unrealized loss of $4.1 million as of December 31, 2013 and all were in an unrealized loss position for a period of less than 12 months. Based on management’s quarterly evaluation, no OTTI was identified related to these securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities prior to recovery of its amortized cost basis, which may be at maturity.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Borrowings
The following table presents borrowings as of December 31, 2013 and 2012 (dollars in thousands):

				December 31, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
Mortgage and other notes payable:(4)
Manufactured housing communities
MH 1 Senior Mortgages(5)	Non-recourse	Jan-23	4.387%	$236,900	$236,900	$236,900	$236,900
MH 2 Senior Mortgages(6)	Non-recourse	May-23	4.016%	639,999	639,999	—	—
MH 3 Senior Mortgages (7)	Non-recourse	Jan-24	4.915%	248,000	248,000	—	—
Subtotal Manufactured housing communities				1,124,899	1,124,899	236,900	236,900
Healthcare
Hillsboro, OR(8)	Non-recourse	Jan-14	5.94%	—	—	31,650	31,650
Wakefield Portfolio	Non-recourse	Mar-15	LIBOR + 5.95%	55,768	55,768	56,717	56,717
Ohio Portfolio	Non-recourse	Mar-16	6.00%	20,496	20,496	20,747	20,747
Lancaster, OH	Non-recourse	Mar-16	LIBOR + 5.00%	4,399	4,399	4,453	4,453
Wilkinson Portfolio	Non-recourse	Jan-17	6.99%	152,772	152,772	155,332	155,332
Tuscola/Harrisburg, IL	Non-recourse	Jan-17	7.09%	7,545	7,545	7,667	7,667
East Arlington, TX	Non-recourse	May-17	5.89%	3,209	3,209	3,259	3,259
Minnesota Portfolio	Non-recourse	May-18(9)	LIBOR + 3.00%	38,175	38,175	—	—
Healthcare Preferred(10)	Non-recourse	Jul-21	LIBOR + 7.75%	75,000	75,000	—	—
Indiana Portfolio(10)	Non-recourse	Sept-21	LIBOR + 4.50%	121,130	121,130	—	—
Subtotal Healthcare				478,494	478,494	279,825	279,825
Net lease
South Portland, ME	Non-recourse	Jun-14	7.34%	3,819	3,819	4,051	4,051
Fort Wayne, IN	Non-recourse	Jan-15	6.41%	3,019	3,019	3,123	3,123
Reading, PA	Non-recourse	Jan-15	5.58%	12,765	12,765	13,073	13,073
Reading, PA	Non-recourse	Jan-15	6.00%	5,000	5,000	5,000	5,000
EDS Portfolio	Non-recourse	Oct-15	5.37%	43,682	43,682	44,575	44,575
Keene, NH	Non-recourse	Feb-16	5.85%	6,237	6,237	6,353	6,353
Green Pond, NJ	Non-recourse	Apr-16	5.68%	16,095	16,095	16,374	16,374
Aurora, CO	Non-recourse	Jul-16	6.22%	31,232	31,232	31,713	31,713
DSG Portfolio	Non-recourse	Oct-16	6.17%	31,729	31,729	32,296	32,296
Indianapolis, IN	Non-recourse	Feb-17	6.06%	26,600	26,600	27,022	27,022
Milpitas, CA	Non-recourse	Mar-17	5.95%	20,055	20,055	20,616	20,616
Fort Mill, SC	Non-recourse	Apr-17	5.63%	27,700	27,700	27,700	27,700
Fort Mill, SC(11)	Non-recourse	Apr-17	6.21%	1,464	1,464	1,827	1,827
Salt Lake City, UT	Non-recourse	Sept-17	5.16%	13,689	13,689	14,133	14,133
Columbus, OH	Non-recourse	Dec-17	6.48%	22,300	22,300	22,643	22,643
Subtotal Net lease				265,386	265,386	270,499	270,499
Multifamily
MF 1 Senior Mortgage	Non-recourse	Apr-23	3.996%	39,600	39,600	—	—
MF 2 Senior Mortgages(12)	Non-recourse	May-23/July-23	4.03%	158,417	158,417	—	—
MF 3 Senior Mortgages(13)	Non-recourse	Jul-23	4.28%	46,538	46,538	—	—
Subtotal Multifamily				244,555	244,555	—	—
Subtotal Non-VIE financing				2,113,334	2,113,334	787,224	787,224
REO
Phoenix, AZ	—	—	—	—	—	211,921	211,921
Austin, TX	—	—	—	—	—	16,525	16,525
Subtotal REO—VIE				—	—	228,446	228,446
Subtotal Mortgage and other notes payable				2,113,334	2,113,334	1,015,670	1,015,670

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

				December 31, 2013		December 31, 2012
	Recourse vs. Non-Recourse	Final Maturity	Contractual Interest Rate(1)(2)	Principal Amount	Carrying Value(3)	Principal Amount	Carrying Value(3)
CDO bonds payable:
N-Star I	Non-recourse	Aug-38	LIBOR + 4.26%	$37,754	$34,886	$106,648	$100,429
N-Star II	—	—	—	—	—	82,694	69,089
N-Star III	Non-recourse	Jun-40	LIBOR + 1.66%	100,022	46,090	148,232	60,806
N-Star IV	—	—	—	—	—	181,353	149,112
N-Star V	Non-recourse	Sept-45	LIBOR + 0.92%	202,899	80,897	263,738	107,823
N-Star VI	—	—	—	—	—	284,623	221,306
N-Star VII	—	—	—	—	—	240,586	93,689
N-Star VIII	—	—	—	—	—	562,367	413,281
N-Star IX	Non-recourse	Aug-52	LIBOR + 0.40%	629,544	222,310	674,723	244,248
CSE CDO	—	—	—	—	—	694,863	539,687
CapLease CDO	—	—	—	—	—	131,926	112,971
Subtotal CDO bonds payable—VIE				970,219	384,183	3,371,753	2,112,441
Securitization bonds payable:
Securitization 2012-1	Non-recourse	Aug-29	LIBOR+1.62% (14)	82,337	82,340	98,131	98,005
Subtotal Securitization financing transaction				82,337	82,340	98,131	98,005
Secured term loan:
Term Asset-Backed Securities Loan Facility	—	—	—	—	—	14,664	14,664
Subtotal Secured term loan—VIE				—	—	14,664	14,664
Credit facilities:
CMBS Facility(15)	—	—	—	—	—	31,238	31,238
Loan Facility(16)	—	—	—	—	—	15,000	15,000
Loan Facility 1	Non-recourse	Jul-18(17)	5.19%(18)	14,850	14,850	14,850	14,850
Loan Facility 2	Partial Recourse(19)	Mar-18(20)	3.48%(21)	55,188	55,188	—	—
Subtotal Credit facilities				70,038	70,038	61,088	61,088
Exchangeable senior notes:(22)
11.50% Notes(23)	—	—	—	—	—	35,710	35,611
7.25% Notes	Recourse	Jun-27(24)	7.25%	12,955	12,955	12,955	12,955
7.50% Notes	Recourse	Mar-31(25)	7.50%	172,500	165,366	172,500	162,596
8.875% Notes	Recourse	Jun-32(26)	8.875%	13,360	13,068	82,000	79,869
5.375% Notes	Recourse	Jun-33(27)	5.375%	345,000	299,584	—	—
Subtotal Exchangeable senior notes				543,815	490,973	303,165	291,031
Junior subordinated notes:(28)
Trust I	Recourse	Mar-35	8.15%	41,240	31,342	41,240	31,549
Trust II	Recourse	Jun-35	7.74%	25,780	19,722	25,780	19,722
Trust III	Recourse	Jan-36	7.81%	41,238	31,547	41,238	31,547
Trust IV	Recourse	Jun-36	7.95%	50,100	38,327	50,100	38,326
Trust V	Recourse	Sept-36	LIBOR + 2.70%	30,100	19,866	30,100	18,662
Trust VI	Recourse	Dec-36	LIBOR + 2.90%	25,100	16,943	25,100	16,064
Trust VII	Recourse	Apr-37	LIBOR + 2.50%	31,459	20,290	31,459	19,190
Trust VIII	Recourse	Jul-37	LIBOR + 2.70%	35,100	23,166	35,100	22,113
Subtotal Junior subordinated notes				280,117	201,203	280,117	197,173
Grand Total(29)				$4,059,860	$3,342,071	$5,144,588	$3,790,072
____________________________________________________________

(1)	Refer to Note 15 for further disclosure regarding derivative instruments which are used to manage interest rate exposure.

(2)	For borrowings with a contractual interest rate based on LIBOR, represents three-month LIBOR for N-Star CDO I and the Wakefield Portfolio and one-month LIBOR for the other borrowings.

(3)
Carrying value represents fair value with respect to CDO bonds payable (excluding CapLease CDO bonds payable for which the fair value option was not elected) and junior subordinated notes due to the election of the fair value option (refer to Note 14) and amortized cost with regards to the other borrowings.

(4)	Mortgage and other notes payable are subject to customary non-recourse carveouts.

(5)	Represents two separate senior mortgage notes both maturing in January 2023 with a weighted average interest rate of 4.387%.

(6)	Represents eight separate senior mortgage notes all maturing in May 2023 with a weighted average interest rate of 4.016%.

(7)	Represents three separate senior mortgage notes all maturing in January 2024 with a weighted average interest rate of 4.915%.

(8)	Borrowing related to properties that are held for sale as of December 31, 2013.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)
The initial maturity date is May 31, 2016, subject to two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(10)	Represents borrowings previously eliminated in consolidation that were initially recorded at fair value.

(11)	Represents a mezzanine loan on the net lease property.

(12)	Represents seven separate senior mortgage notes, five maturing in May 2023 and two maturing in July 2023 with a weighted average interest rate of 4.03%.

(13)	Represents two separate senior mortgage notes both maturing in July 2023 with a weighted average interest rate of 4.28%.

(14)	Contractual interest rate represents a weighted average spread.

(15)	The facility was repaid in October 2013.

(16)	The initial maturity date was November 22, 2013 and the Company did not exercise the extension option.

(17)
The initial maturity date is July 30, 2015, with three one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(18)	Represents the weighted average contractual interest rate as of December 31, 2013, which varies based on the asset type and characteristics and ranges from one-month LIBOR plus 3.95% to 5.95%.

(19)	Recourse solely with respect to certain types of loans as defined in the governing documents.

(20)
The initial maturity is March 11, 2014, with four one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain customary conditions set forth in the governing documents.

(21)	Represents the weighted average contractual interest rate as of December 31, 2013, which varies based on collateral type and ranges from one-month LIBOR plus 2.50% to 5.00%.

(22)	Principal amount differs from carrying value on the consolidated balance sheets due to the unamortized discount associated with the equity component of the notes.

(23)	Paid off at par at maturity in June 2013.

(24)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2014.

(25)	The holders have repurchase rights which may require the Company to repurchase the notes on March 15, 2016.

(26)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2019.

(27)	The holders have repurchase rights which may require the Company to repurchase the notes on June 15, 2023 and June 15, 2028.

(28)
Junior subordinated notes Trusts I, II, III and IV have a fixed interest rate for the first ten years after which the interest rate will float and reset quarterly at rates ranging from three-month LIBOR plus 2.50% to 2.90%.

(29)	The change from prior year is the result of deconsolidation of certain N-Star CDOs and the liquidation of N-Star CDO II. Refer to Note 3 for further disclosure.
The following table presents scheduled principal on borrowings, based on final maturity as of December 31, 2013 (dollars in thousands):

	Total	Mortgage and Other Notes Payable	CDO Bonds Payable	Securitization Bonds Payable	Credit Facilities	Exchangeable Senior Notes(1)	Junior Subordinated Notes
2014	$27,190	$14,235	$—	$—	$—	$12,955	$—
2015	130,255	130,255	—	—	—	—	—
2016	299,456	126,956	—	—	—	172,500	—
2017	278,049	278,049	—	—	—	—	—
2018	127,228	57,190	—	—	70,038	—	—
Thereafter	3,197,682	1,506,649	970,219	82,337	—	358,360	280,117
Total	$4,059,860	$2,113,334	$970,219	$82,337	$70,038	$543,815	$280,117
____________________________________________________________

(1)
The 7.25% Notes, 7.50% Notes, 8.875% Notes and 5.375% Notes have a final maturity date of June 15, 2027, March 15, 2031, June 15, 2032 and June 15, 2033, respectively. The above table reflects the holders’ repurchase rights which may require the Company to repurchase the 7.25% Notes, 7.50% Notes, 8.875% Notes and 5.375% Notes on June 15, 2014, March 15, 2016, June 15, 2019 and June 15, 2023, respectively.

Securitization 2012-1
In November 2012, the Company entered into a $351.4 million securitization financing transaction (“Securitization 2012-1”) collateralized by CRE debt investments originated by the Company and on behalf of NorthStar Income. The Company contributed five CRE debt investments with a $152.2 million aggregate principal amount and retained an equity interest of $54.1 million. A total of $227.5 million of permanent, non-recourse, non-mark-to-market investment grade bonds were issued, of which $98.1 million financed the CRE debt investments contributed by the Company, representing an advance rate of 65% at a weighted average coupon of LIBOR plus 1.63%. The Company used the proceeds to repay $95.1 million of borrowings on its loan facilities.
The retained equity interests of the Company and NorthStar Income are held by a general partnership and both the Company and NorthStar Income are the general partners (“Financing JV”). The Company evaluated both Securitization 2012-1 and the Financing JV under the VIE model and concluded that both entities were considered voting interest entities. The Company first determined that the equity interests and the issued senior beneficial interests represented variable interests in Securitization 2012-1. The Company then determined that the entities were not VIEs as the equity investors have the

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

characteristics of a controlling financial interest and there is sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. The power to direct the activities most significant to economic performance is through the special servicer who has the ability to manage the assets that are delinquent or in default. The investment-grade bondholders have no control rights. Voting rights in both entities are in proportion to the economic interests. The retained equity interests in Securitization 2012-1 appoint the special servicer, providing the power to the equity investment at risk via voting rights held by the Financing JV. Furthermore, each of the partners retained the economic interests in its own loans as if the loans have been securitized on a stand-alone basis. All distributions on the retained interests occur after the third party bonds have received their contractual principal and interest payments. Shortfalls are borne by the retained interests and any losses will be absorbed first by the respective owner of such loans. Based on the preceding analysis, the Company concluded that the structures did not possess characteristics of a VIE and were voting interest entities.
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
N-Star CDOs
In May 2013, the Company completed the redemption of the outstanding bonds of N-Star CDO II. The Company owned $70.9 million principal amount of bonds in N-Star CDO II that it repurchased in the open market at an aggregate purchase price of $36.0 million. The Company received $70.0 million in connection with the redemption of the repurchased N-Star CDO II bonds. The Company liquidated N-Star CDO II in the second quarter 2013 and recorded a realized gain of $7.0 million. In July 2013, the Company deconsolidated N-Star CDO VII. The Company deconsolidated N-Star CDOs IV, VI, and VIII and the CapLease CDO as of September 30, 2013 and the CSE CDO as of December 31, 2013, which resulted in the deconsolidation of the respective CDO bonds payable. Refer to Note 3 for further disclosure.
Exchangeable Senior Notes
In June 2007, the Operating Partnership issued $172.5 million of 7.25% exchangeable senior notes (“7.25% Notes”) which were offered in accordance with Rule 144A under the Securities Act of 1933, as amended (“Rule 144A”), of which $13.0 million remains outstanding as of December 31, 2013. The 7.25% Notes are senior unsecured obligations of the Operating Partnership. The 7.25% Notes have an initial exchange rate representing an exchange price of $16.89 per share of the Company’s common stock, subject to adjustment under certain circumstances, and may be exchangeable upon the occurrence of specified events, and at any time on or after March 15, 2027, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company’s option. On June 15, 2012, $7.5 million principal amount of the 7.25% Notes were redeemed by the Company at par. The exchange price as of December 31, 2013 was $16.04 per share.
In March 2011, the Operating Partnership issued $172.5 million of 7.50% exchangeable senior notes (“7.50% Notes”) due in 2031 for net proceeds of $163.0 million. The 7.50% Notes were offered in a private offering exempt from registration in accordance with Rule 144A. The 7.50% Notes are senior unsecured obligations of the Operating Partnership. The 7.50% Notes have an initial exchange rate representing an exchange price of $6.44 per share of the Company’s common stock, subject to adjustment under certain circumstances and may be exchangeable at any time prior to the close of business on the second business day immediately preceding the maturity date for cash or common stock of the Company, or a combination thereof, at the Company’s option. The exchange price as of December 31, 2013 was $5.92 per share.
In June 2012, the Operating Partnership issued $75.0 million of 8.875% exchangeable senior notes (“8.875% Notes”) which were offered in accordance with Rule 144A for net proceeds of $72.0 million. In July 2012, the underwriters exercised their over-allotment option resulting in the issuance of an additional $7.0 million of the 8.875% Notes for net proceeds of $6.8 million. The 8.875% Notes are senior unsecured obligations of the Operating Partnership. The 8.875% Notes have an initial exchange rate representing an exchange price of $6.00 per share of the Company’s common stock, subject to adjustment under certain circumstances, and may be exchangeable upon the occurrence of specified events, and at any time on or after June 15, 2019, and prior to the close of business on the second business day immediately preceding the maturity date, into cash or common stock of the Company, or a combination thereof, if any, at the Company’s option. The exchange price as of December 31, 2013 was $5.86 per share. In December 2013, $67.6 million principal amount of the 8.875% Notes were exchanged for 11.5 million shares of common stock. In connection with this conversion, the Company recorded a loss of

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$10.9 million in realized gain (loss) on investments and other in the consolidated statements of operations. In January 2014, $9.7 million principal amount of the 8.875% Notes were exchanged for 1.7 million shares of common stock.
In June 2013, the Operating Partnership issued $300.0 million of 5.375% exchangeable senior notes (“5.375% Notes”) which were offered in accordance with Rule 144A, for net proceeds of $290.5 million. The 5.375% Notes are senior unsecured obligations of the Operating Partnership. The 5.375% Notes have an initial exchange rate representing an exchange price of approximately $9.74 per share of the Company’s common stock, subject to adjustment under certain circumstances. In July 2013, the Company issued an additional $45.0 million of the 5.375% Notes as a result of the full over-allotment option being settled. Net proceeds from the exercise of the over-allotment option was $43.7 million. The exchange price as of December 31, 2013 was $9.74 per share. In January 2014, $137.0 million principal amount of the 5.375% Notes were exchanged for 14.1 million shares of common stock.
The 7.25% Notes, 7.50% Notes, 8.875% Notes and 5.375% Notes are redeemable, at the Company’s option, on and after June 15, 2014, March 15, 2016, June 15, 2019 and June 15, 2023, respectively. The Company may be required to repurchase each issuance of exchangeable senior notes at certain dates and upon the occurrence of certain designated events.
All of the Company’s outstanding exchangeable senior notes contain unconditional guarantees by the Company, the Operating Partnership and/or the Sub-REIT on an unsecured and unsubordinated basis.
The following table presents the components of outstanding exchangeable senior notes as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Principal Amount	Unamortized Discount(1)	Carrying Value	Principal Amount	Unamortized Discount	Carrying Value
11.50% Notes	$—	$—	$—	$35,710	$(99)	$35,611
7.25% Notes	12,955	—	12,955	12,955	—	12,955
7.50% Notes	172,500	(7,134)	165,366	172,500	(9,904)	162,596
8.875% Notes	13,360	(292)	13,068	82,000	(2,131)	79,869
5.375% Notes	345,000	(45,416)	299,584	—	—	—
Total	$543,815	$(52,842)	$490,973	$303,165	$(12,134)	$291,031
______________________

(1)	The remaining amortization period for the 7.50% Notes, 8.875% Notes and 5.375% Notes is 2.2 years, 5.5 years and 9.5 years, respectively.
As of December 31, 2013 and 2012, the aggregate carrying value of the equity components of the exchangeable senior notes is $25.9 million and $17.9 million, respectively, which is recorded as a component of additional paid-in capital. The following table presents the components of interest expense related to outstanding exchangeable senior notes for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Interest and Amortization Expense
Years Ended	Interest Expense	Amortization Expense(1)	Total Interest Expense
2013	$32,475	$8,416	$40,891
2012	22,204	5,025	27,229
2011	18,872	4,490	23,362
_________________________

(1)	The effective interest rate of the 7.25% Notes, 7.50% Notes, 8.875% Notes and 5.375% Notes was 8.0%, 9.6%, 9.4% and 7.3% for the year ended December 31, 2013, respectively.
Credit Facilities
Loan Facilities
In July 2012, a subsidiary of the Company entered into a credit and security agreement (“Loan Facility 1”) of $40.0 million on a non-recourse basis, subject to certain exceptions, to finance first mortgage loans and senior loan participations secured by commercial real estate. In connection with Loan Facility 1, the Operating Partnership agreed to guarantee interest payments and the customary obligations under Loan Facility 1 if either the Company or its affiliates engage in certain customary bad acts. In addition, the Operating Partnership pledged its interests in the Company’s borrowing subsidiary as collateral. Loan Facility 1 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

default and indemnities that are customary for agreements of these types. More specifically, the Operating Partnership must maintain at least $3.75 million and as much as $7.5 million in unrestricted cash, or other eligible investments, at all times during the term of Loan Facility 1.
In March 2013, a subsidiary of the Company entered into a master repurchase agreement (“Loan Facility 2”) of $200.0 million to finance first mortgage loans and senior interests secured by commercial real estate. In connection with Loan Facility 2, the Company and the Operating Partnership entered into a guaranty agreement under which the Company and the Operating Partnership guaranty certain of the obligations under Loan Facility 2. Loan Facility 2 and related agreements contain representations, warranties, covenants, conditions precedent to funding, events of default and indemnities that are customary for agreements of these types. More specifically, the Company must maintain at least $20.0 million in unrestricted cash or cash equivalents at all times during the term of Loan Facility 2. In addition, the Company has agreed to guarantee certain customary obligations under Loan Facility 2 if the Company or an affiliate of the Company engage in certain customary bad acts.
As of December 31, 2013, the Company had $109.1 million carrying value of loans financed with $70.0 million on the loan facilities with $170.0 million of available borrowing under its loan facilities.
Summary of Credit Facilities
During the initial term, the credit facilities act as revolving credit facilities that can be paid down as assets payoff and re-drawn upon for new investments. As of December 31, 2013, the Company was in compliance with all of its financial covenants.
10. Related Party and Sponsored Company Arrangements
Asset Management and Other Fees
The Company has agreements with each of its Sponsored Companies to manage their day-to-day operations, including identifying, originating and acquiring investments on their behalf and earning fees for its services. For the years ended December 31, 2013, 2012 and 2011, the Company earned $26.6 million, $7.9 million and $1.0 million of fees related to these agreements, respectively. In general, the Company may determine to defer fees or seek reimbursement, subject to compliance with applicable policies. From inception through December 31, 2013, the Company deferred $0.5 million of acquisition fees and $0.3 million of disposition fees related to NorthStar Income.
The Company earns collateral management fees from its CDOs. For the years ended December 31, 2013, 2012 and 2011, the Company earned $10.4 million, $14.4 million and $17.3 million in fee income, respectively. For the fourth quarter 2013, the Company recorded fee income of $0.7 million in its consolidated statements of operations relating to deconsolidated CDOs. All remaining amounts were eliminated in consolidation as all of the Company’s CDOs were consolidated prior to the third quarter 2013.
Selling Commissions and Dealer Manager Fees and Commission Expense
Selling commissions and dealer manager fees represents income earned by selling equity in Sponsored Companies through NorthStar Securities. Pursuant to dealer manager agreements between NorthStar Securities and the Sponsored Companies, the Company receives selling commissions of up to 7% of gross offering proceeds raised. The Company reallows all selling commissions earned to participating broker-dealers. In addition, the Company also receives a dealer manager fee of up to 3% of gross offering proceeds raised, a portion of which is typically reallowed to participating broker-dealers. Commission expense represents fees to participating broker-dealers with whom the Company has selling agreements and commissions to employees of NorthStar Securities. The Company earns net commission income through NorthStar Securities for selling equity in the Sponsored Companies which is expected to cover the costs of the Company’s broker-dealer business. Currently, net commission income covers the majority of such costs. For the years ended December 31, 2013, 2012 and 2011, commission expense was $57.3 million, $38.5 million and $10.8 million respectively, of which $7.8 million, $5.2 million and $1.5 million, respectively, related to employees of NorthStar Securities.
Sponsored Companies
The Company incurs direct and indirect costs on behalf of its Sponsored Companies which are expected to be reimbursed subsequently to the Company. As of December 31, 2013 and 2012, the Company had aggregate unreimbursed costs of $21.0 million and $11.6 million, respectively, from its Sponsored Companies. These amounts are recorded as receivables, related

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

parties on the consolidated balance sheets. For the years ended December 31, 2013 and 2012, the Company received $13.5 million and $6.6 million, respectively, of reimbursement from its Sponsored Companies.
The Company committed to purchase up to $10.0 million in shares of each of its Sponsored Companies’ common stock during the two-year period from when each offering was declared effective, in the event that Sponsored Company’s distributions to its stockholders exceeds its modified funds from operations (“MFFO”) (as defined in accordance with the current practice guidelines issued by the Investment Program Association). With respect to this commitment, the Company purchased the following shares:

•
NorthStar Income - The Company purchased an aggregate of 507,980 shares of NorthStar Income’s common stock for $4.6 million from inception of NorthStar Income through the termination of the agreement which ended on July 19, 2013.

•
NorthStar Healthcare - The Company purchased an aggregate of 255,614 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.3 million. In August 2013, NorthStar Healthcare was deconsolidated as the Company no longer owns a majority voting interest. The commitment with NorthStar Healthcare ends in August 2014, unless extended by the Company in its discretion.

•
NorthStar Income II - The Company purchased an aggregate of 245,109 shares of its common stock (including 222,223 shares for the satisfaction of the minimum offering amount) for $2.2 million. In November 2013, NorthStar Income II was deconsolidated as the Company no longer owns a majority voting interest. The commitment with NorthStar Income II ends in May 2015, unless extended by the Company in its discretion.

In 2013, the Company originated an $11.3 million first mortgage loan and acquired two assisted living facilities and a memory care facility totaling $25.8 million (refer to Note 4 and 5), which were subsequently sold to NorthStar Healthcare at cost. Additionally, in 2013, the Company originated a $25.5 million first mortgage loan, $16.5 million of which was subsequently sold to NorthStar Income II, at cost (refer to Note 5). In January 2014, the remaining $9.0 million was sold to NorthStar Income II at cost. All sales were approved by the respective independent board of directors of NorthStar Healthcare and NorthStar Income II, as applicable.
Securitization 2012-1
The Company entered into an agreement with NorthStar Income that provides that both the Company and NorthStar Income receive the economic benefit and bear the economic risk associated with the investments each contributed into Securitization 2012-1. In both cases, the respective retained equity interest of the Company and NorthStar Income is subordinate to interests of the investment-grade bondholders of Securitization 2012-1 and the investment-grade bondholders have no recourse to the general credit of the Company or NorthStar Income. In the event that either the Company or NorthStar Income suffer a complete loss of their equity interests in Securitization 2012-1, any additional losses would be borne by the remaining equity interests held by the Company or NorthStar Income, as the case may be, prior to the investment-grade bondholders.
Securitization 2013-1
In August 2013, the Company bifurcated three first mortgage loans with an aggregate principal amount of $141.7 million into senior loans of $79.1 million and subordinate interests of $62.6 million to facilitate the financing of the senior loans into Securitization 2013-1, a securitization financing transaction entered into by NorthStar Income. The Company transferred three senior loans at cost to Securitization 2013-1. The Company did not retain any interest in the senior loans and retained the subordinate interests on an unleveraged basis. The sale of the senior loans obtained sale treatment under U.S. GAAP as the Company no longer maintains effective control of its transferred assets.
Legacy Fund
The Company has two CRE debt investments with a subsidiary of Legacy Partners Realty Fund I, LLC (the “Legacy Fund”), as borrower. One of the Company’s directors, Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund. One loan of $16.4 million matures in March 2014 and has a one-year extension option. The interest rate is one-month LIBOR plus 7.50%, of which one-month LIBOR plus 3.00% is current pay. The other loan of $23.2 million matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. For the years ended December 31, 2013, 2012 and 2011, the Company earned an aggregate $1.6 million, $2.1 million and $1.9 million of interest

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

income, respectively. On September 30, 2013, the Company deconsolidated certain N-Star CDOs, and as a result, the Company no longer records these loans on its consolidated balance sheets (refer to Note 3).
Furthermore, in February 2013, NorthStar Income made a $91.0 million loan to the Legacy Fund. In connection with this loan, the Company, acting in its capacity as the advisor to NorthStar Income, received a customary 1.0% origination fee and further earns an annual asset management fee of 1.25%. In addition, the Company leases office space in Colorado with an affiliate of the Legacy Fund under an operating lease with annual lease payments of approximately $0.2 million through December 31, 2016. The Company has the option to renew the lease for an additional five years.
11. Equity-Based Compensation
Omnibus Stock Incentive Plan
In September 2004, the board of directors of the Company adopted the NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan and such plan, as amended and restated, was further adopted by the board of directors of the Company on April 17, 2013 and approved by the stockholders on May 29, 2013 (the “Stock Incentive Plan”). The Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, shares of common stock of the Company, in the form of restricted shares and other equity-based awards such as LTIP Units or any combination of the foregoing. LTIP Unit holders are entitled to dividends on the entire grant beginning on the date of grant. The eligible participants in the Stock Incentive Plan include directors, officers, employees, consultants and advisors of the Company.
An aggregate of 15,584,200 shares of common stock of the Company are currently reserved pursuant to the Stock Incentive Plan, subject to equitable adjustment upon the occurrence of certain corporate events. 9,186,885 LTIP Units have been issued, of which 2,627,312 LTIP Units remain subject to vesting.
The following table presents the status of all LTIP Unit grants as of December 31, 2013 and 2012 (units in thousands):

	December 31, 2013		December 31, 2012
	LTIP Unit Grants(2)	Weighted Average Grant Price	LTIP Unit Grants	Weighted Average Grant Price
Beginning balance(1)	6,228	$6.66	4,208	$7.53
Granted	4,333	8.10	2,306	5.59
Converted to common stock	(1,341)	7.90	(277)	11.09
Forfeited	(2)	5.38	(9)	5.38
Ending Balance/Weighted Average	9,218	$7.15	6,228	$6.66
____________________________________________________________

(1)	Reflects the balance as of January 1, 2013 and 2012 for the periods ended December 31, 2013 and 2012, respectively.

(2)	Includes 698,142 LTIP Units issued in connection with the NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan, of which 667,509 LTIP Units have been converted.
The Company recognized equity-based compensation expense related to these awards of $12.9 million, $5.8 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the related equity-based compensation expense to be recognized over the remaining vesting period through April 2017 is $13.4 million, provided there are no forfeitures.
Incentive Compensation Plan
The compensation committee of the board of directors (the “Committee”) of the Company approved the material terms of the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan for the Company’s executive officers and other employees (the “Plan”). Pursuant to the Plan, a potential incentive compensation pool is expected to be established each calendar year. The size of the incentive pool will be calculated as the sum of: (a) 1.75% of the Company’s “adjusted equity capital” for the year; and (b) 25% of the Company’s adjusted funds from operations, as adjusted, above a 9% return hurdle on adjusted equity capital. Payout from the incentive pool is subject to achievement of additional performance goals summarized below.
The incentive pool is expected to be divided into the following three separate incentive compensation components: (a) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit (“Annual Bonus”); (b) a deferred cash bonus, determined based on the same year’s performance, but paid 50% following

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the close of each of the first and second years after such incentive pool is determined, subject to the participant’s continued employment through each payment date (“Deferred Cash Bonus”); and (c) a long-term incentive in the form of restricted stock units (“RSUs”) and/or LTIP Units. RSUs are subject to the Company achieving cumulative performance hurdles and/or target stock prices established by the Committee for a three- or four-year period, subject to the participant’s continued employment through the payment date. Upon the conclusion of the applicable performance period, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout, including the dividends paid with respect to a share of common stock following the first year of the applicable performance period, for each RSU actually earned (the “Long-Term Amount Value”). The Long-Term Amount Value, if any, will be paid in the form of shares of common stock or LTIP Units to the extent available under the Company’s equity compensation plans or, if all or a portion of such shares or LTIP Units are not available, in cash (the “Long Term Amount Payout”).
The Committee evaluates the Plan on an annual basis and considers alternatives to the foregoing as the Committee deems appropriate and in the best interests of the Company. Performance goals for each component will be set by the Committee at the beginning of each subsequent calendar year for each new cycle. The goals will generally be divided into ranges of performance, each of which will correspond to a payout level equal to a percentage of a participant’s pool allocation for such component.
In connection with the 2009 Plan, the Company issued 3,147,454 RSUs to executive officers which vested subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ended December 31, 2011. The Company determined in 2011 that the performance hurdle was reached which entitled the recipients to 100% of the RSUs granted. The Company did not have a sufficient amount of common stock or LTIP Units available, and as a result, 2,609,074 RSUs were settled in cash in February 2012. 538,380 RSUs were not settled until December 2012, subject to continued employment of certain executive officers through such date, and were settled in cash for $1.4 million. The Company recognized compensation expense of $1.4 million and $13.9 million for the years ended December 31, 2012 and 2011, respectively.
In connection with the 2010 Plan, the Company issued 2,209,999 RSUs to executive officers which vested subject to the Company achieving cumulative performance hurdles and/or target stock prices for the three-year period ending December 31, 2012. The Company determined in the fourth quarter of 2011 the performance hurdle was reached entitling the recipients to 100% of the RSUs granted, and accordingly recorded a cumulative catch up adjustment of $3.6 million to compensation expense based on the stock price at the grant date. For the years ended December 31, 2012 and 2011, the Company recognized equity-based compensation expense of $5.7 million and $5.6 million, respectively. The award was fully amortized by December 31, 2012. In achievement of the performance hurdles, the Company issued 2,209,999 LTIP Units to executive officers in February 2013.
In connection with the 2011 Plan, the Company issued 1,525,797 RSUs to executive officers which vest subject to the Company achieving target stock prices for the four-year period ending December 31, 2014. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the years ended December 31, 2013 and 2012, the Company recognized compensation expense of $1.4 million and $1.3 million, respectively. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,525,797 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2015 and which may not be sold prior to January 1, 2015. The Company also granted 606,257 LTIP Units (net of forfeitures) to certain non-executive employees, which vest quarterly over three years beginning April 2012.
In connection with the 2012 Plan, the Company issued 1,409,682 RSUs to executive officers, subject to the Company achieving target stock prices for the four-year period ending December 31, 2015. The Company does not yet know whether it is probable that such measure will be achieved and that such RSUs will be earned. The fair value of the grant is being amortized into equity-based compensation expense over the performance period. For the year ended December 31, 2013, the Company recognized compensation expense of $2.7 million. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted 1,409,682 LTIP Units to executive officers which vest to the recipient at a rate of four annual installments ending January 29, 2016 and which may not be sold prior to December 31, 2015. The Company also granted 581,607 LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2013.
In February 2014, in connection with the 2013 Plan, the Company issued 1,000,744 RSUs to executive officers. The RSUs are subject to the Company achieving target stock prices established by the Committee for the four-year period ending December 31, 2016. Upon conclusion of the applicable performance period, each executive officer will receive the Long Term Amount Payout (if earned). At the same time, the Company granted to executive officers an additional 1,000,744 deferred LTIP

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Units which vest annually at a rate of four annual installments ending January 29, 2017 and 523,157 deferred LTIP Units which vest on December 31, 2015. In addition, the Company granted 556,344 of deferred LTIP Units to certain non-executive employees, which vest quarterly over three years beginning April 2014. Deferred LTIP Units are equity awards representing the right to receive either LTIP Units in the Operating Partnership or its successor or, if such LTIP Units are not available, upon settlement of the award, shares of common stock of the Company.
12. Stockholders’ Equity
Common Stock
The following table presents common stock issued for the year ended December 31, 2013 (dollars in thousands):

	Number of shares	Price per share (1)	Net proceeds
February 2013	34,500,000	$8.39	$280,218
August 2013	40,250,000	$9.60	376,099
December 2013	57,500,000	$11.65	649,302
Total	132,250,000		$1,305,619
____________________
(1) Includes the full over-allotment option exercised by the underwriters of the offering.

In December 2013, as part of the consideration for the RXR Investment, the Company granted 1.36 million shares of its common stock in a private offering to an RXR Realty affiliate resulting in an increase to additional paid in capital of $17.7 million. This amount is recorded as a premium on the related CRE debt investments and will be amortized to interest income over the life of the debt, using the effective interest method, in the consolidated statements of operations. Such shares were issued in January 2014.
Preferred Stock
The following table presents classes of cumulative redeemable preferred stock issued in a public offering and outstanding as of December 31, 2013 (dollars in thousands):

	Number of Shares	Amount (1)
Series A 8.75%	2,466,689	$59,453
Series B 8.25%	13,998,905	323,757
Series C 8.875%(2)	5,000,000	120,808
Series D 8.50%(3)	8,000,000	193,334
Total	29,465,594	$697,352
__________________________________

(1)	250 million shares have been authorized and all shares have a $0.01 par value. All preferred shares have a $25 per share liquidation preference.

(2)	The Series C shares are currently not callable.

(3)	Issued in April 2013 and includes the over-allotment option.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants Outstanding
The following table presents outstanding warrants issued to purchase shares of the Company’s common stock as of December 31, 2013:

Issue Date	Expiration Date	Number	Exercise Price
October 2009(1)	October 2019	500,000	$7.50
October 2009(1)	October 2020	250,000	$8.60
October 2009(1)	October 2021	250,000	$10.75
June 2010(2)	June 2020	2,000,000	$7.60
Total		3,000,000
________________________

(1)	Issued in connection with an amendment to a secured term loan with Wachovia Bank, NA.

(2)
Issued in connection with the repayment and extinguishment of a secured term loan with Wachovia Bank, NA. The maximum cash consideration associated with these awards is approximately $5 million assuming that Wachovia Bank, NA. receives $40 million of loan principal assigned in connection with the repayment and extinguishment of the secured term loan.

The exercise price of all outstanding warrants may be paid in cash or by cashless exercise and the exercise price and number of shares of common stock issuable are subject to anti-dilution requirements. All warrants are currently exercisable and have a one-to-one conversion to common stock.
Dividend Reinvestment Plan
In April 2007, as amended effective January 1, 2012, the Company implemented a Dividend Reinvestment Plan (the “DRP”), pursuant to which it registered with the Securities and Exchange Commission (“SEC“) and reserved for issuance 14,279,846 shares of its common stock. Pursuant to the amended terms of the DRP, stockholders are able to automatically reinvest all or a portion of their dividends for additional shares of the Company’s common stock. The Company expects to use the proceeds from the DRP for general corporate purposes. For the year ended December 31, 2013, the Company issued 26,835 shares of its common stock pursuant to the DRP for gross sales proceeds of $0.2 million.
Dividends
The following table presents dividends declared (on a per share basis) for the years ended December 31, 2013, 2012 and 2011:

Common Stock		Preferred Stock
			Dividend
Declaration Date	Dividend	Declaration Date	Series A	Series B	Series C	Series D
2013
February 13	$0.180	February 1	$0.54688	$0.51563	$0.76424	N/A
May 1	$0.190	May 1	$0.54688	$0.51563	$0.55469	$0.20660
July 31	$0.200	July 31	$0.54688	$0.51563	$0.55469	$0.53125
October 30	$0.210	October 30	$0.54688	$0.51563	$0.55469	$0.53125

2012
February 15	$0.135	January 30	$0.54688	$0.51563	N/A	N/A
May 2	$0.150	May 2	$0.54688	$0.51563	N/A	N/A
August 2	$0.160	August 2	$0.54688	$0.51563	N/A	N/A
November 1	$0.170	November 1	$0.54688	$0.51563	N/A	N/A

2011
January 19	$0.100	February 14	$0.54688	$0.51563	N/A	N/A
May 4	$0.100	May 25	$0.54688	$0.51563	N/A	N/A
August 3	$0.100	August 19	$0.54688	$0.51563	N/A	N/A
November 2	$0.125	November 15	$0.54688	$0.51563	N/A	N/A

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
The following table presents EPS for the years ended December 31, 2013, 2012 and 2011 (dollars and shares in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(137,453)	$(288,587)	$(263,014)
Net income (loss) attributable to LTIP Units non-controlling interest	(5,571)	(13,962)	(12,780)
Net income (loss) attributable to common stockholders and LTIP Units(1)	$(143,024)	$(302,549)	$(275,794)
Denominator:(1)
Weighted average shares of common stock	211,816	125,199	89,349
Weighted average LTIP Units(2)	9,162	6,025	4,278
Weighted average shares of common stock and LTIP Units	220,978	131,224	93,627
Earnings (loss) per share:
Basic	$(0.65)	$(2.31)	$(2.94)
Diluted	$(0.65)	$(2.31)	$(2.94)
____________________________________________________________

(1)
Excludes the effect of RSUs, exchangeable senior notes and warrants outstanding and exercisable as of December 31, 2013, 2012 and 2011 that were not dilutive for the respective periods. These instruments could potentially impact diluted EPS in future periods, depending on changes in the Company’s stock price and other factors.

(2)
The EPS calculation takes into account LTIP Units which receive non-forfeitable dividends from the date of grant, share equally in the Company’s net income (loss) and convert on a one-for-one basis into common stock.

13. Non-controlling Interests
Operating Partnership
Non-controlling interests include the aggregate LTIP Units held by limited partners (the “Unit Holders”) in the Operating Partnership. Net income (loss) attributable to the non-controlling interest is based on the weighted average Unit Holders’ ownership percentage of the Operating Partnership for the respective period. The issuance of additional common stock or LTIP Units changes the percentage ownership of both the Unit Holders and the Company. Since a unit is generally redeemable for cash or common stock at the option of the Company, it is deemed to be equivalent to common stock. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders’ equity and non-controlling interests in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership. As of December 31, 2013 and 2012, LTIP Units of 9,217,518 and 6,228,727 were outstanding, respectively, representing a 2.9% and 3.7% ownership and non-controlling interest in the Operating Partnership, respectively. Net income (loss) attributable to the Operating Partnership non-controlling interest for the years ended December 31, 2013, 2012 and 2011 was a loss of $5.6 million, $14.0 million and $12.8 million, respectively.
Contingently Redeemable Non-controlling Interest
In July 2011, the Company repaid the $100.0 million preferred membership interest in NorthStar Realty Healthcare, LLC to Inland American Real Estate Trust, Inc., which had a 10.5% distribution rate. Net income (loss) allocated to this non-controlling interest for the year ended December 31, 2011 was income of $5.7 million.
Other
The Company has non-controlling interests in various real estate investments that represent third-party equity interests in ventures that are consolidated with the Company’s financial statements. Net income (loss) attributable to the other non-controlling interests for the years ended December 31, 2013, 2012 and 2011 was a loss of $0.4 million, and income of $2.4 million and $1.5 million, respectively.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents net income (loss) attributable to the Company’s common stockholders for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Income (loss) from continuing operations	$(129,394)	$(290,451)	$(279,545)
Income (loss) from discontinued operations	(8,059)	(123)	125
Gain on sale from discontinued operations	—	1,987	16,406
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	$(137,453)	$(288,587)	$(263,014)

14. Fair Value
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
RXR Investment
The Company accounts for the RXR Equity Interest at fair value which is determined based on a valuation model using assumptions for the timing and amount of expected future cash flow for income and realization events for the underlying assets and discount rate. Additionally, the Company accounts for the RXR Realty preferred equity at fair value, which is determined based on comparing the current yield to the estimated yield for newly originated loans with similar credit risk. These fair value measurements are generally based on unobservable inputs and, as such, are classified as Level 3 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Securities
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
Other CRE Securities
Other CRE securities are generally valued using a third-party pricing service or broker quotations. These quotations are not adjusted and are based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy. Certain CRE securities may be valued based on a single broker quote or an internal price which may have less observable pricing, and as such, would be classified as Level 3 of the fair value hierarchy. Management determines the prices are representative of fair value through a review of available data, including observable inputs, recent transactions as well as its knowledge of and experience in the market.
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
Junior Subordinated Notes
Junior subordinated notes are valued using quotations from nationally recognized financial institutions. These quotations are not adjusted and are generally based on a valuation model with observable inputs such as interest rate and other unobservable inputs for assumptions related to the implied credit spread of the Company’s other borrowings and the timing and amount of expected future cash flow. Junior subordinated notes are classified as Level 3 of the fair value hierarchy.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hierarchy
Financial assets and liabilities recorded at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables present financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy (dollars in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments in private equity funds, at fair value	$—	$—	$586,018	$586,018
RXR Investment(1)	—	—	192,419	192,419
Real estate securities, available for sale:
N-Star CDO bonds	—	—	205,287	205,287
N-Star CDO equity	—	—	158,274	158,274
CMBS and other securities	—	20,694	25,981	46,675
CRE securities in N-Star CDOs
CMBS	—	507,725	64,576	572,301
Third-party CDO notes	—	—	24,931	24,931
Agency debentures	—	29,540	—	29,540
Unsecured REIT debt	—	9,521	—	9,521
Trust preferred securities	—	—	5,791	5,791
Subtotal real estate securities, available for sale	—	567,480	484,840	1,052,320
Derivative assets	—	3,469	—	3,469
Total assets	$—	$570,949	$1,263,277	$1,834,226
Liabilities:
CDO bonds payable	$—	$—	$384,183	$384,183
Junior subordinated notes	—	—	201,203	201,203
Derivative liabilities	—	52,204	—	52,204
Total liabilities	$—	$52,204	$585,386	$637,590
____________________________________________________________

(1)	Includes the RXR Equity Interest and RXR Realty preferred equity debt investment for which the fair value option was elected.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$—	$703,327	$280,691	$984,018
Third-party CDO notes	—	420	47,816	48,236
Unsecured REIT debt	—	56,246	135	56,381
Trust preferred securities	—	—	9,571	9,571
Agency debentures	—	26,462	—	26,462
Subtotal	—	786,455	338,213	1,124,668
Derivative assets	—	6,229	—	6,229
Total assets	$—	$792,684	$338,213	$1,130,897
Liabilities:
CDO bonds payable(1)	$—	$—	$1,999,470	$1,999,470
Junior subordinated notes	—	—	197,173	197,173
Derivative liabilities	—	170,840	—	170,840
Total liabilities	$—	$170,840	$2,196,643	$2,367,483
____________________________________________________________

(1)	Excludes CapLease CDO bonds payable for which the fair value option was not elected.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents additional information about financial assets and liabilities which are measured at fair value on a recurring basis as of December 31, 2013 and 2012, for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	December 31, 2013					December 31, 2012
	Investments in Private Equity Funds	RXR Investment(1)	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes	Real Estate Securities	CDO Bonds Payable	Junior Subordinated Notes
Beginning balance(2)	$—	$—	$338,213	$1,999,470	$197,173	$422,607	$2,145,239	$157,168
Transfers into Level 3(3)	—	—	7,788	—	—	84,871	—	—
Transfers out of Level 3(3)	—	—	(108,143)	—	—	(91,161)	—	—
Purchases / borrowings / amortization / contributions	747,564	192,209	23,594	43,983	—	59,559	99,775	—
Sales	—	—	(40,328)	—	—	(95,433)	—	—
Paydowns / distributions	(244,138)	—	(54,971)	(647,947)	—	(80,911)	(675,038)	—
Repurchases	—	—	—	(44,221)	—	—	(103,118)	—
Gains:
Equity in earnings of unconsolidated ventures	82,592	210	—	—	—	—	—	—
Unrealized gains included in earnings	—	—	68,794	—	—	59,048	—	—
Realized gains included in earnings	—	—	15,179	—	—	25,431	—	—
Unrealized gain on real estate securities, available for sale included in OCI	—	—	3,098	—	—	6,982	—	—
Deconsolidation of N-Star CDOs(3)	—	—	350,886	(1,656,857)	—	—	—	—
Losses:
Unrealized losses included in earnings	—	—	(19,523)	106,622	4,030	(47,795)	510,105	40,005
Realized losses included in earnings	—	—	(5,601)	26,697	—	(4,416)	22,507	—
Unrealized losses on real estate securities, available for sale included in OCI	—	—	(4,138)	—	—	(569)	—	—
Deconsolidation of N-Star CDOs(4)	—	—	(90,008)	556,436	—	—	—	—
Ending balance	$586,018	$192,419	$484,840	$384,183	$201,203	$338,213	$1,999,470	$197,173
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) relating to assets or liabilities still held.	$—	$—	$20,746	$93,025	$(4,030)	$14,481	$(320,134)	$(40,005)
____________________________________________________________

(1)	Includes the RXR Equity Interest and RXR Realty preferred equity debt investment, for which the fair value option was elected.

(2)	Represents the balance as of January 1, 2013 and 2012 and for the periods ended December 31, 2013 and 2012, respectively.

(3)
Transfers between Level 2 and Level 3 represent a fair value measurement from a third-party pricing service or broker quotations that have become more or less observable during the period. Transfers are assumed to occur at the beginning of the year.

(4)	Represents amounts recorded as a result of the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
There were no transfers, other than those identified in the table above, during the years ended December 31, 2013 and 2012.
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

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2013, quantitative information about the Company’s remaining Level 3 fair value measurements on a recurring basis are as follows:

	Fair Value	Valuation Technique	Key Unobservable Inputs	Range
PE Investments	$586,018	Discounted Cash Flow Model	Discount Rate	18% - 25%
RXR Investment(1)	$192,419	Discounted Cash Flow Model/Credit Spread	Discount Rate/Credit Spread	7.5% - 12%
N-Star CDO equity	$158,274	Discounted Cash Flow Model	Discount Rate	18% - 20%
____________________________________________________________

(1)	Includes the RXR Equity Interest and RXR Realty preferred equity debt investment, for which the fair value option was elected.
For the year ended December 31, 2013, non-recurring fair value measurements included one loan for which a provision for loan loss was recorded but is no longer recorded on the consolidated balance sheets due to the deconsolidation of certain N-Star CDOs (refer to Note 3). The key unobservable inputs used to determine the provision for loan loss included a 7.0% discount rate and a 5.0% capitalization rate. Additionally, in connection with the deconsolidation of certain N-Star CDOs, the Company recorded CRE debt investments, CDO bonds payable and two notes payable at fair value related to amounts that previously eliminated in consolidation. The fair value was determined under the methodologies disclosed below.
Significant increases (decreases) in any one of the inputs described above in isolation may result in a significantly different fair value for the financial assets and liabilities utilizing such Level 3 inputs.
Fair Value Option
The Company has historically elected to apply the fair value option for the following financial assets and liabilities existing at the time of adoption or at the time the Company recognizes the eligible item for the purpose of consistent accounting application: CRE securities financed in N-Star CDOs; CDO bonds payable; and junior subordinated notes. Given the market volatility in the past few years, the Company has observed that the impact of electing the fair value option would generally result in additional variability to the Company’s consolidated statements of operations which management believes is not a useful presentation for such financial assets and liabilities. Therefore, the Company more recently has not elected the fair value option for new investments in CRE securities and securitization financing transactions. The Company may elect the fair value option for certain of its financial assets or liabilities due to the nature of the instrument. In the case of PE Investments, certain components of the RXR Investment and N-Star CDO equity, the Company elected the fair value option because management believes it is a more useful presentation for such investments. The Company determined recording the PE Investments, certain components of the RXR Investment and N-Star CDO equity based on the change in fair value of projected future cash flow from one period to another better represents the underlying economics of the respective investment.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of financial instruments for which the fair value option was elected as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Assets:
Investments in private equity funds, at fair value	$586,018	$—
RXR Investment(1)	192,419	—
Real estate securities, available for sale:
N-Star CDO equity	158,274	—
CMBS and other securities(2)	30,642	20,668
CRE securities in N-Star CDOs
CMBS	572,301	897,800
Third-party CDO notes	24,931	25,756
Agency debentures	29,540	26,462
Unsecured REIT debt	9,521	56,381
Trust preferred securities	5,791	9,571
Subtotal CRE securities in N-Star CDOs	642,084	1,015,970
Total assets	$1,609,437	$1,036,638
Liabilities:
CDO bonds payable(3)	$384,183	$1,999,470
Junior subordinated notes	201,203	197,173
Total liabilities	$585,386	$2,196,643
___________________________________________________________

(1)	Includes the RXR Equity Interest and RXR Realty preferred equity debt investment for which the fair value option was elected.

(2)
December 31, 2013 excludes 36 CRE securities with an aggregate carrying value of $221.3 million for which the fair value option was not elected. December 31, 2012 excludes 21 CRE securities with an aggregate carrying value of $88.0 million for which the fair value option was not elected.

(3)	December 31, 2012 excludes CapLease CDO bonds payable with a carrying value of $113.0 million for which the fair value option was not elected.
The following table presents the difference between the fair value and the aggregate principal amount of liabilities, for which the fair value option has been elected as of December 31, 2013 (dollars in thousands):

	Fair Value	Amount Due Upon Maturity	Difference
CDO bonds payable	$384,183	$970,219	$(586,036)
Junior subordinated notes	201,203	280,117	(78,914)
Total	$585,386	$1,250,336	$(664,950)
The Company attributes the change in the fair value of floating-rate liabilities to changes in instrument-specific credit spreads. For fixed-rate liabilities, the Company attributes the change in fair value to interest rate-related and instrument-specific credit spread changes.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in Fair Value Recorded in the Statements of Operations
The following table presents unrealized gains (losses) on investments and other related to the change in fair value of financial assets and liabilities in the consolidated statements of operations for years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Years Ended December 31,
	2013(3)	2012	2011
Assets:
Real estate securities, available for sale	$94,679	$35,993	$(186,136)
Liabilities:
CDO bonds payable	(106,622)	(510,105)	(197,054)
Junior subordinated notes	(4,030)	(40,005)	34,067
Subtotal(1)	(15,973)	(514,117)	(349,123)
Derivatives	33,730	44,743	(38,203)
Total(2)	$17,757	$(469,374)	$(387,326)
____________________________________________________________

(1)	Represents financial assets and liabilities for which the fair value option was elected.

(2)	Excludes net cash payments on interest rate swaps related to CDO bonds payable and junior subordinated notes.

(3)	Includes a reversal of net unrealized gains from the deconsolidation of certain N-Star CDOs. Refer to Note 3 for further disclosure.
As the value of the Company’s outstanding CDO bonds payable increase towards par through a change in fair value, it generates an unrealized loss which is recorded in the consolidated statements of operations. For the year ended December 31, 2013, unrealized losses for CDO bonds payable attributable to paydowns at par, including the liquidation of N-Star CDO II and the deconsolidation of certain N-Star CDOs (refer to Notes 3 and 9) and repurchases were $69.8 million. The remaining amount relates to the change in fair value.
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
The following table presents the principal amount, carrying value and fair value of certain financial assets and liabilities as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Principal / Notional Amount	Carrying Value	Fair Value	Principal / Notional Amount	Carrying Value	Fair Value
Financial assets:(1)
Real estate debt investments, net	$1,085,280	$1,031,078	$1,026,709	$2,371,464	$1,832,231	$1,763,851
Real estate securities, available for sale(2)	2,090,726	1,052,320	1,052,320	2,539,075	1,124,668	1,124,668
Derivative assets(2)(3)	478,688	3,469	3,469	815,500	6,229	6,229
Financial liabilities:(1)
Mortgage and other notes payable	$2,113,334	$2,113,334	$2,107,110	$1,015,670	$1,015,670	$1,034,428
CDO bonds payable(2)	970,219	384,183	384,183	3,371,753	2,112,441	2,108,817
Securitization bonds payable	82,337	82,340	82,517	98,131	98,005	98,298
Credit facilities	70,038	70,038	70,038	61,088	61,088	61,088
Secured term loan	—	—	—	14,664	14,664	15,276
Exchangeable senior notes	543,815	490,973	909,601	303,165	291,031	357,627
Junior subordinated notes(2)	280,117	201,203	201,203	280,117	197,173	197,173
Derivative liabilities(2)(3)	674,418	52,204	52,204	1,392,269	170,840	170,840
____________________________________________________________

(1)	The fair value of other financial instruments not included in this table is estimated to approximate their carrying value.

(2)	Refer to the “Determination of Fair Value” above for disclosure of methodologies used to determine fair value.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Derivative assets and liabilities exclude timing swaps with an aggregate notional amount of $28.0 million and $68.9 million as of December 31, 2013 and 2012, respectively.
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
Mortgage and Other Notes Payable
For mortgage and other notes payable, the Company primarily uses rates currently available with similar terms and remaining maturities to estimate fair value. These measurements are determined using comparable U.S. Treasury rates as of the end of the reporting period. The fair value of the notes payable assumed in deconsolidation of certain N-Star CDOs were determined based on comparing the current rate to the estimated rate for newly originated mortgage loans with similar credit risk. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Securitization Bonds Payable
Securitization bonds payable are valued using quotations from nationally recognized financial institutions that generally acted as underwriter for the transactions. These quotations are not adjusted and are generally based on observable inputs that can be validated, and as such, are classified as Level 2 of the fair value hierarchy.
Credit Facilities
The Company has amounts outstanding under both of its credit facilities. All credit facilities bear floating rates of interest. As of the reporting date, the Company believes the carrying value approximates fair value. These fair value measurements are based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
Secured Term Loan
Secured term loan represented the Company’s Term Asset-Backed Securities Loan Facility borrowing. The estimated fair value was based on interest rates available for issuance of liabilities with similar terms and remaining maturities. This fair value measurement was based on observable inputs, and as such, was classified as Level 2 of the fair value hierarchy.
Exchangeable Senior Notes
For the exchangeable senior notes, the Company uses available market information, which includes quoted market prices or recent transactions, if available, to estimate their fair value and are, therefore, based on observable inputs, and as such, are classified as Level 2 of the fair value hierarchy.
The following table presents the exchangeable senior notes as of December 31, 2013 (dollars in thousands):

	Principal Amount	Carrying Value	Fair Value
7.25% Notes	$12,955	$12,955	$13,092
7.50% Notes	172,500	165,366	390,540
8.875% Notes	13,360	13,068	30,593
5.375% Notes	345,000	299,584	475,376
Total	$543,815	$490,973	$909,601

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
The following tables present derivative instruments that were not designated as hedges under U.S. GAAP as of December 31, 2013 and 2012 (dollars in thousands):

	Number	Notional Amount(1)	Fair Value Net Asset (Liability)		Range of Fixed LIBOR	Range of Maturity
As of December 31, 2013:
Interest rate swaps	19	$674,418	$(52,204)	(2)	4.27% ‑ 5.25%	May 2014 ‑ July 2018
Interest rate caps/floors	3	478,688	3,469		1.64% ‑ 5.00%	July 2014 - January 2015
Total	22	$1,153,106	$(48,735)
As of December 31, 2012:
Interest rate swaps	34	$1,392,269	$(170,840)	(2)	4.55% - 5.63%	May 2013 - October 2019
Interest rate caps/floors	5	815,500	6,229		1.64% - 7.00%	January 2013(3) - October 2014
Total	39	$2,207,769	$(164,611)
____________________________________________________________

(1)	Excludes timing swaps with a notional amount of $28.0 million and $68.9 million as of December 31, 2013 and 2012, respectively.

(2)
All of the interest rate swaps were liabilities at period end and are only subject to the credit risks of the respective CDO transaction. As the interest rate swaps are senior to all the liabilities of the respective CDO and the fair value of each of the CDO’s investments exceeded the fair value of the CDO’s derivative liabilities, a credit valuation adjustment was not recorded.

(3)	Two floors with a total notional amount of $450.0 million were extended to July 2014.
The change in number and notional amount of interest rate swaps from December 31, 2012 primarily relates to the deconsolidation of certain N-Star CDOs (refer to Note 3) and contractual notional amortization. The Company had no derivative financial instruments that were designated as hedges in qualifying hedging relationships as of December 31, 2013 and 2012.
The following table presents the fair value of derivative instruments, as well as their classification on the consolidated balance sheets, as of December 31, 2013 and 2012 (dollars in thousands):

		December 31,
	Balance Sheet Location	2013	2012
Interest rate caps/floors	Derivative assets	$3,469	$6,229
Interest rate swaps	Derivative liabilities	$52,204	$170,840

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of derivative instruments in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

		Years Ended December 31,
	Statements of Operations Location	2013	2012	2011
Amount of gain (loss) recognized in earnings:
Adjustments to fair value interest rate swaps	Unrealized gain (loss) on investment and other	$33,730	$44,743	$(38,203)
Net cash payment for interest rate swaps	Unrealized gain (loss) on investment and other	$(52,734)	$(78,903)	$(102,578)
Amount of swap gain (loss) reclassified from OCI into earnings	Interest expense on debt and securities	$(4,885)	$(7,412)	$(7,491)
Reclassification of swap gain (loss) into gain (loss) from deconsolidation of N-Star CDOs (refer to Note 3)	Gain (loss) from deconsolidation	$(15,246)	$—	$—
The Company’s counterparties held no cash margin as collateral against the Company’s derivative contracts as of December 31, 2013 and 2012.
Credit Risk Concentrations
Concentrations of credit risk arise when a number of borrowers, tenants, operators or issuers related to the Company’s investments are engaged in similar business activities or located in the same geographic location to be similarly affected by changes in economic conditions. The Company monitors its portfolio to identify potential concentrations of credit risks. The Company has no one borrower, tenant or operator that generates 10% or more of its total revenue. However, two operators in the Company’s healthcare portfolio generate 6% and 11% of the Company’s rental and escalation income for the year ended December 31, 2013, respectively, which represents 2% and 4% of total revenue, respectively. The Company believes the remainder of its real estate portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risks.
16. Commitments and Contingencies
Obligations Under Lease Agreements
The Company is the lessee of four offices located in New York, New York, Dallas, Texas, Englewood, Colorado and Bethesda, Maryland. In addition, the Company is a lessee for seven ground leases treated as operating leases (six are paid directly by the tenants/operators).
The following table presents minimum future rental payments under these contractual lease obligations as of December 31, 2013 (dollars in thousands):

Years Ending December 31:(1)
2014	$5,611
2015	5,528
2016	5,579
2017	4,604
2018	3,134
Thereafter	13,660
Total minimum lease payments	$38,116
____________________________________________________________

(1)	Includes the extension of the lease in the Dallas, Texas office that occurred in January 2014.
The Company recognized $2.9 million, $2.8 million and $2.9 million in rental expense for its offices for the years ended December 31, 2013, 2012 and 2011, respectively.

WaMu Matter
In 2009, one of the Company’s net lease investments comprised of three office buildings totaling 257,000 square feet located in Chatsworth, California and 100% leased to Washington Mutual Bank was foreclosed on by the lender. The lender subsequently filed a complaint against subsidiaries of the Company in the Superior Court of the State of California, County of Los Angeles. In March 2012, the Court of Appeal of the State of California, Second Appellate District, issued a unanimous decision in favor of the Company’s subsidiary, overturning the judgment issued by the Superior Court of California for the County of Los Angeles. The ruling directed the Superior Court to enter summary judgment in the Company’s favor and reversed the award against the Company. Furthermore, the Court of Appeal awarded the Company costs on appeal. As a result of the ruling, in the first quarter 2012, the Company reversed a $20.0 million loss accrual recorded in other income (loss) in the consolidated statements of operations.
Other
The Company is involved in various litigation matters arising in the ordinary course of its business. Although the Company is unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, the legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.
Effective January 1, 2005, the Company adopted the NorthStar Realty Limited Partnership 401(k) Retirement Plan (the “401(k) Plan”) for its employees.  Eligible employees under the 401(k) Plan may begin participation on the first day of the month after they have completed 30 days of employment.  The Company’s matching contribution is calculated as 100% of the first 3% and 50% of the next 2%, of participant’s eligible earnings contributed (utilizing earnings that are not in excess of the amount established by the Internal Revenue Service).  The Company’s aggregate matching contribution for the years ended December 31, 2013, 2012 and 2011 was $0.8 million, $0.8 million and $0.6 million, respectively.
17. Quarterly Financial Information (Unaudited)
The following presents selected quarterly information, which reflects prior period reclassifications related to discontinued operations, for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Net interest income on debt and securities	$80,330	$65,009	$61,560	$58,938
Other revenues	84,962	82,182	103,805	59,836
Expenses	117,114	112,876	135,404	95,194
Income (loss) from operations	48,178	34,315	29,961	23,580
Income (loss) from continuing operations	13,253	(141,746)	(621)	49,560
Net income (loss)	4,689	(141,749)	(546)	49,696
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(10,422)	(151,027)	(12,626)	36,622
Earnings (loss) per share:
Basic	$(0.04)	$(0.68)	$(0.06)	$0.21
Diluted	$(0.04)	$(0.68)	$(0.06)	$0.20
__________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Net interest income on debt and securities	$130,698	$70,254	$67,462	$67,082
Other revenues	47,823	42,236	40,362	34,648
Expenses	85,224	76,763	73,804	72,368
Income (loss) from operations	93,297	35,727	34,020	29,362
Income (loss) from continuing operations	(16,686)	(150,650)	(76,768)	(30,936)
Net income (loss)	(15,802)	(150,611)	(76,120)	(30,556)
Net income (loss) attributable to NorthStar Realty Finance Corp. common stockholders	(27,582)	(149,577)	(77,511)	(33,917)
Earnings (loss) per share:
Basic	$(0.20)	$(1.11)	$(0.62)	$(0.33)
Diluted	$(0.20)	$(1.11)	$(0.62)	$(0.33)
_________________

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Segment Reporting
Effective January 1, 2013, the Company redefined its segments to conform with its management of such businesses. Accordingly, the Company has reclassified the prior period segment financial results to conform to the current year presentation. The Company currently conducts its business through the following segments, which are based on how management reviews and manages its business:

•
The real estate segment concentrates on various types of investments in commercial real estate located throughout the United States that currently includes manufactured housing communities, healthcare, net lease and multifamily properties. In addition, the real estate segment includes PE Investments diversified by property type and geography. The manufactured housing communities portfolio focuses on owning pad rental sites located throughout the United States. The healthcare properties are typically leased under net leases to healthcare operators and focus on mid-acuity facilities (i.e., skilled nursing and assisted living), with the highest concentration in private-pay assisted living facilities. The net lease properties are primarily office, industrial and retail properties typically under net leases to corporate tenants. The multifamily portfolio primarily focuses on owning properties located in suburban markets that are best suited to capture the formation of new households.

•
The CRE debt segment is focused on originating, structuring, acquiring and managing senior and subordinate debt investments secured primarily by commercial real estate and includes first mortgage loans, subordinate interests, mezzanine loans, credit tenant and other loans and preferred equity interests. The Company may from time to time take title to collateral in connection with a CRE debt investment as REO which would be included in the CRE debt business.

•
The asset management segment provides asset management and other services to the Sponsored Companies and any other companies the Company may sponsor in the future, through which the Company earns management, incentive and other fees. The Company currently manages NorthStar Income, NorthStar Healthcare and NorthStar Income II. In connection with the Sponsored Companies, the Company manages the day to day operations including identifying, originating, acquiring and managing investments on their behalf and earns asset management and other fees for these services, which vary based on the amount of assets under management, investment activity and investment performance. NorthStar Income successfully completed its $1.1 billion public offering on July 1, 2013. The Company is currently raising capital for NorthStar Healthcare, which has a maximum offering amount of $1.1 billion and NorthStar Income II which has a maximum offering amount of $1.65 billion. In addition, the Company continues to receive collateral management fees related to administrative responsibilities on the Company’s CDO financing transactions.

•
The CRE securities segment is predominately comprised of N-Star CDO bonds and N-Star CDO equity of deconsolidated N-Star CDOs and includes other securities which are mostly conduit CMBS. The Company also invests in opportunistic CRE securities such as an investment in a “B-piece” CMBS.

The Company also historically originated or acquired CRE debt and securities investments that were predominantly financed through permanent, non-recourse CDOs. The Company’s consolidated CDO financing transactions are reported as a separate business segment. All of the Company’s CDOs are past the reinvestment period and given the nature of these transactions, these CDOs are amortizing over time as the underlying assets paydown or are sold. The Company has been winding down its legacy CDO business and investing in a broad and diverse range of CRE assets. As a result, such legacy business is a significantly smaller portion of its business today than in the past. As of December 31, 2013, the Company’s CRE debt N-Star CDOs have been deconsolidated (refer to Note 3) and the CRE securities N-Star CDOs continue to be consolidated.
The Company primarily generates revenue from net interest income on the CRE debt and securities portfolios, rental income from its real estate properties and fee income from asset management activities. Additionally, the Company records equity in earnings of unconsolidated ventures, including from PE Investments. The Company’s income is primarily derived through the difference between revenue and the cost at which the Company is able to finance its investments. The Company may also acquire investments which generate attractive returns without any leverage.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present segment reporting (dollars in thousands):

Statement of Operations:						N-Star CDOs(2)
Year ended December 31, 2013:	Real Estate		CRE Debt	Asset Management(1)	CRE Securities	CRE Debt	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$511		$48,991	$—	$37,557	$50,678	$84,599	$43,501	(4)	$—	$265,837
Rental and escalation income	203,134		260	—	—	32,098	—	—		—	235,492
Asset management and other fees, related parties	—		—	37,700	—	—	—	—		(10,399)	27,301
Income (loss) from operations	(17,950)	(5)	49,257	30,382	37,285	31,786	90,118	(84,844)		—	136,034
Equity in earnings (losses) of unconsolidated ventures	82,330		3,550	355	—	(758)	—	—		—	85,477
Gain (loss) from deconsolidation of N-Star CDOs	—		—	—	—	(327,083)	27,281	—		—	(299,802)
Income (loss) from continuing operations	75,961		55,107	30,057	84,632	(319,445)	93,916	(99,782)		—	(79,554)
Net income (loss)	67,605		55,107	30,057	84,632	(319,445)	93,916	(99,782)		—	(87,910)
Balance Sheet:
December 31, 2013:
Investments in private equity funds, at fair value	$586,018		$—	$—	$—	$—	$—	$—		$—	$586,018
Investments in and advances to unconsolidated ventures	29,599		98,358	10,384	—	—	—	3,999		—	142,340
Total Assets	3,335,938		1,211,079	37,421	418,837	15,169	714,458	627,148		—	6,360,050
____________________

(1)
$11.1 million of collateral management fees were earned related to CDO financing transactions for the year ended December 31, 2013, of which $10.4 million were eliminated in consolidation. These amounts are recorded as asset management and other fees and as an expense in the N-Star CDO segments.

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

(5)	Includes depreciation and amortization of $75.8 million for the year ended December 31, 2013.

Statement of Operations:						N-Star CDOs(2)
Year ended December 31, 2012:	Real Estate		CRE Debt	Asset Management(1)	CRE Securities	CRE Debt	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$159		$15,347	$—	$16,743	$146,977	$117,320	$38,950	(4)	$—	$335,496
Rental and escalation income	82,200		—	—	—	30,296	—	—		—	112,496
Asset management and other fees, related parties	—		—	22,268	—	—	—	—		(14,352)	7,916
Income (loss) from operations	3,956	(5)	13,866	17,260	16,077	96,436	115,201	(70,390)		—	192,406
Equity in earnings (losses) of unconsolidated ventures	(1,936)		1,904	(167)	—	287	—	—		—	88
Income (loss) from continuing operations	42,927		16,915	17,093	22,993	(175,974)	(95,027)	(103,967)		—	(275,040)
Net income (loss)	42,260		16,915	17,093	22,993	(173,356)	(95,027)	(103,967)		—	(273,089)
Balance Sheet:
December 31, 2012:
Investments in and advances to unconsolidated ventures	$30,293		$70,585	$6,149	$—	$—	$—	$3,998		$—	$111,025
Total Assets	1,189,193		383,998	34,177	195,803	2,282,847	1,035,862	391,898		—	5,513,778
_______________________________________________

(1)
Represents $14.4 million of collateral management fees related to CDO financing transactions for year ended December 31, 2012, that were eliminated in consolidation. These amounts are recorded as asset management and other fees and as an expense in the N-Star CDO segments.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(5)	Includes depreciation and amortization of $27.0 million for the year ended December 31, 2012.

Statement of Operations:						N-Star CDOs(2)
Year ended December 31, 2011:	Real Estate		CRE Debt	Asset Management(1)	CRE Securities	CRE Debt	CRE Securities	Corporate(3)		Eliminations(1)	Consolidated Total
Net interest income on debt and securities	$143		$1,600	$—	$8,122	$171,424	$158,108	$16,524	(4)	$—	$355,921
Rental and escalation income	89,730		—	—	—	18,664	—	155		—	108,549
Asset management and other fees, related parties	—		—	18,273	—	—	—	—		(17,314)	959
Income (loss) from operations	(11,264)	(5)	796	7,800	7,866	83,929	146,511	(85,884)		—	149,754
Equity in earnings (losses) of unconsolidated ventures	(3,387)		—	(48)	—	697	—	—		—	(2,738)
Income (loss) from continuing operations	(32,830)		(2,600)	7,752	1,666	54,959	(234,454)	(54,348)		—	(259,855)
Net income (loss)	(18,050)		(2,600)	7,752	1,666	57,508	(234,454)	(54,348)		—	(242,526)
Balance Sheet:
December 31, 2011:
Investments in and advances to unconsolidated ventures	$20,044		$68,174	$4,183	$—	$—	$—	$3,742		$—	$96,143
Total Assets	887,858		71,198	12,239	125,669	2,360,466	1,393,231	155,776		—	5,006,437
___________________________________________________________

(1)
Represents $17.3 million of collateral management fees related to CDO financing transactions for year ended December 31, 2011, that were eliminated in consolidation. These amounts are recorded as asset management and other fees and as an expense in the N-Star CDO segments.

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

(5)	Includes depreciation and amortization of $28.2 million for the year ended December 31, 2011.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Supplemental Disclosures of Non-cash Investing and Financing Activities
The following table presents non-cash investing and financing activities for the years ended December 31, 2013, 2012 and 2011 dollars in thousands):

	Years Ended December 31,
	2013 (2)	2012	2011
Real estate acquisition(1)	$135,361	$62,236	$318,386
Reduction of CRE debt investments(1)	135,361	62,236	123,682
Reduction of operating real estate via taking title	—	—	50,029
Assumption of mortgage notes payable(1)	—	—	248,252
Assignment of mortgage note payable via sale	7,813	—	73,577
Reduction of mortgage note payable due to foreclosure	—	—	47,372
Increase in restricted cash(1)	2,730	—	12,275
Non-cash related to PE Investments	17,473	—	—
Deferred purchase price for PE Investment III (refer to Note 6)	39,760	—	—
Reclassification of operating real estate to asset held for sale	30,063	1,046	—
Reclassification of operating real estate to other assets	89,219	—	—
Reclassification of operating real estate to deferred costs and intangible assets	25,497	7,536	—
Reclassification of real estate debt investment to other assets	8,952	—	—
Reclassification from equity to liabilities for prior year accrued equity compensation	—	—	2,136
Reclassification of mortgage note payable to liabilities held for sale	28,962	—	—
Escrow deposit payable related to CRE debt investments	57,226	37,176	7,747
Dividends payable related to RSUs	2,128	—	—
Activity in non-controlling interest	—	2,358	144
Elimination of mortgage notes payable upon acquisition of CRE debt investment	—	—	36,252
Equity component of exchangeable senior notes	45,740	2,179	14,318
Conversion of exchangeable senior notes	74,778	—	—
Common stock related to transactions (refer to Note 12)	17,712	—	—
Increase of restricted cash in connection with swap collateral	—	—	22,389
Decrease of restricted cash in connection with swap collateral	—	22,037	—
Assignment of CRE debt investment	—	26,100	—
Discount on CRE debt investment	—	2,516	—
Elimination of CRE securities	—	—	11,205
Redemption of LTIP Units for common stock	10,129	3,149	8,481
Due from related party	—	11,795	—
Consolidation of assets of CDOs	—	—	212,205
Consolidation of liabilities of CDOs	—	—	201,409
____________________________________________________________

(1)	Non-cash activity occurred in connection with taking title to collateral.

(2)	Refer to Note 3 for non-cash investing and financing activities related to the deconsolidation of certain N-Star CDOs.

Cash Paid for Interest
For the years ended December 31, 2013, 2012, and 2011, cash paid for interest on outstanding borrowings was $158.9 million, $126.2 million and $124.7 million, respectively. The difference between interest expense on the consolidated statements of operations and cash paid for interest is primarily due to reclassification of losses related to derivative instruments from OCI into earnings and non-cash interest expense recorded on amortization of deferred financing costs related to borrowings.
20. Subsequent Events
Healthcare Strategic Joint Venture
In January 2014, NSAM entered into a long-term strategic partnership with James F. Flaherty III, former Chief Executive Officer of HCP, Inc. (NYSE: HCP), focused on expanding the Company’s healthcare business into a preeminent healthcare platform (“Healthcare Strategic Partnership”). In connection with the partnership, Mr. Flaherty will oversee and seek to grow both the Company’s healthcare real estate portfolio and the portfolio of NorthStar Healthcare. In addition, the partnership is expected to focus on raising institutional capital for funds expected to be managed by NSAM. In connection with entering into the partnership, the Company granted Mr. Flaherty 1,000,000 RSUs, which shall vest on January 22, 2019, unless certain conditions are met. The RSUs are entitled to dividends and shall be settled either in Company shares or in cash at the option of the Company.
The Healthcare Strategic Partnership is entitled to incentive fees ranging from 20% to 25% above certain hurdles for new and existing healthcare real estate investments held by the Company and NorthStar Healthcare (herein collectively referred to as Healthcare Balance Sheet Promote) and from new investments in future funds or companies (herein referred to as Healthcare Fund Promote). The Healthcare Strategic Partnership will also be entitled to any incentive fees earned from NorthStar Healthcare or any future sponsored healthcare non-traded REITs (herein collectively referred to as Healthcare NTR Promote).
NSAM is entitled to two-thirds of any Healthcare Balance Sheet Promote and Healthcare NTR Promote; one-half of any Healthcare Fund Promote and 100% of any asset management fees earned by the Healthcare Strategic Partnership or any healthcare real estate entity managed by NSAM.
Acquisition of Healthcare Senior Housing Portfolio
In February 2014, the Company entered into a term sheet to acquire a $1.05 billion healthcare real estate portfolio comprised of over 8,500 beds across 43 senior housing facilities and 37 skilled nursing facilities, located primarily in Florida, Illinois, Oregon and Texas. There is no assurance the Company will be able to enter into a definitive agreement to acquire this portfolio or close the transaction on the terms anticipated, or at all.
NSAM Registration Statement
In February 2014, NSAM filed a Registration Statement on Form 10 with the SEC under the Securities Exchange Act of 1934, as amended, to register shares of NSAM common stock. The information statement, which forms a part of the Registration Statement on Form 10, discloses that upon the consummation of the spin-off, holders of record of the Company’s common stock as of the close of business on the relevant record date will receive one share of NSAM common stock for every one share of our common stock held. The information statement also discloses that in connection with and immediately prior to the consummation of the spin-off, the Company expects to effect a 1-for-2 reverse stock split of the Company’s common stock.
Dividends
On February 26, 2014, the Company declared a dividend of $0.25 per share of common stock. The common stock dividend will be paid on March 14, 2014 to stockholders of record as of the close of business on March 10, 2014. On January 29, 2014, the Company declared a dividend of $0.54688 per share of Series A preferred stock, $0.51563 per share of Series B preferred stock, $0.55469 per share of Series C preferred stock and $0.53125 per share of Series D preferred stock. Dividends were paid on all series of preferred stock on February 18, 2014, to stockholders of record as of the close of business on February 10, 2014.
Exchange Offer
On February 27, 2014, the Company issued a press release announcing its intention to commence an exchange offer for the outstanding 7.50% Notes of the Operating Partnership.  The Company intends to offer 3.00% Senior Notes due 2014 in exchange for the 7.50% Notes.  The proposed exchange offer has not yet commenced, and is included for informational purposes only and is not an offer to buy or exchange or the solicitation of an offer to sell or exchange any securities.  At the time the exchange offer is commenced, it shall be conducted in accordance with applicable law in the United States and the Company will file a tender offer statement on Schedule TO and related documents with the SEC.  Holders of the 7.50% Notes are strongly advised to carefully read the Company’s preliminary prospectus, the related letter of transmittal and the related exchange offer documents to be filed with the SEC, as they will contain important information, including the various terms of, and conditions to, the proposed exchange offer.  Once filed, holders of the 7.50% Notes will be able to obtain free copies of these documents and other documents filed by the Company with the SEC at the website of the SEC at www.sec.gov.  If commenced, the proposed exchange offer shall be governed in accordance with the applicable laws in the United States.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in Thousands)

	Beginning Balance	Charged to Costs and Expenses	Other Charges	Deductions	Ending Balance
For the Year Ended December 31, 2013
Loan loss reserves	$156,699	$(8,786)	$—	$(145,033)	$2,880
Allowance for doubtful accounts	1,526	784	—	(1,159)	1,151
Allowance for unbilled rent receivable	—	354	—	(47)	307
	$158,225	$(7,648)	$—	$(146,239)	$4,338
For the Year Ended December 31, 2012
Loan loss reserves	$187,784	$23,037	$—	$(54,122)	$156,699
Allowance for doubtful accounts	1,179	833	—	(486)	1,526
	$188,963	$23,870	$—	$(54,608)	$158,225
For the Year Ended December 31, 2011
Loan loss reserves	$197,200	$52,980	$—	$(62,396)	$187,784
Allowance for doubtful accounts	2,642	445	—	(1,908)	1,179
	$199,842	$53,425	$—	$(64,304)	$188,963

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Manufactured Housing
Alton, IL	$6,575	$987	$2,942	$21	$987	$2,963	$3,950	$139	$3,811	Dec-12	10-30 years
Apopka, FL	2,433	3,311	11,895	14	3,311	11,909	15,220	526	14,694	Apr-13	10-30 years
Arvada, CO	8,671	6,028	12,481	—	6,028	12,481	18,509	738	17,771	Dec-12	10-30 years
Aurora, CO	4,240	7,262	14,327	6	7,262	14,333	21,595	871	20,724	Dec-12	10-30 years
Austin, TX	34,357	6,440	31,587	—	6,440	31,587	38,027	42	37,985	Dec-13	10-30 years
Belton, MO	3,044	1,681	11,892	9	1,681	11,901	13,582	528	13,054	Apr-13	10-30 years
Bloomingburg, NY	1,364	1,953	18,186	11	1,953	18,197	20,150	801	19,349	Apr-13	10-30 years
Blossvale, NY	10,615	107	3,424	29	107	3,453	3,560	155	3,405	Apr-13	10-30 years
Casper, WY	24,157	6,924	13,906	—	6,924	13,906	20,830	848	19,982	Dec-12	10-30 years
Cheyenne, WY	33,467	5,299	10,438	8	5,299	10,446	15,745	642	15,103	Dec-12	10-30 years
Clearfield, UT	26,022	3,246	11,389	7	3,246	11,396	14,642	501	14,141	Apr-13	10-30 years
Clio, MI	3,539	1,110	4,749	—	1,110	4,749	5,859	6	5,853	Dec-13	10-30 years
Commerce City, CO	9,070	2,318	4,604	—	2,318	4,604	6,922	283	6,639	Dec-12	10-30 years
Connelly, NY	5,160	308	7,054	—	308	7,054	7,362	315	7,047	Apr-13	10-30 years
Davie, FL	5,676	9,381	8,816	—	9,381	8,816	18,197	388	17,809	Apr-13	10-30 years
Davison, MI	3,791	1,251	5,140	—	1,251	5,140	6,391	6	6,385	Dec-13	10-30 years
Denver, CO	8,502	2,322	5,172	4	2,322	5,176	7,498	291	7,207	Dec-12	10-30 years
Denver, CO	22,363	2,670	22,690	—	2,670	22,690	25,360	30	25,330	Dec-13	10-30 years
Fayetteville, CO	5,456	346	743	—	346	743	1,089	45	1,044	Dec-12	10-30 years
Ft. Collins, CO	14,929	11,856	23,170	30	11,856	23,200	35,056	1,418	33,638	Dec-12	10-30 years
Gainesville, FL	29,413	2,886	11,489	22	2,886	11,511	14,397	509	13,888	Apr-13	10-30 years
Gansevoort, NY	2,145	163	510	—	163	510	673	24	649	Apr-13	10-30 years
Gillette, WY	17,461	9,148	18,156	—	9,148	18,156	27,304	1,106	26,198	Dec-12	10-30 years
Godfrey, IL	3,564	492	1,077	—	492	1,077	1,569	64	1,505	Dec-12	10-30 years
Golden, CO	1,466	4,955	9,836	171	4,955	10,007	14,962	600	14,362	Dec-12	10-30 years
Grand Prairie, TX	21,967	7,740	21,869	—	7,740	21,869	29,609	29	29,580	Dec-13	10-30 years
Greeley, CO	14,714	10,073	20,006	86	10,073	20,092	30,165	1,221	28,944	Dec-12	10-30 years
Haysville, KS	9,436	95	1,542	—	95	1,542	1,637	70	1,567	Apr-13	10-30 years
Henderson, CO	9,685	8,734	17,672	6	8,734	17,678	26,412	1,040	25,372	Dec-12	10-30 years
Jacksonville, FL	82,076	22,173	71,764	28	22,173	71,792	93,965	3,166	90,799	Apr-13	10-30 years
Kansas City, KS	4,570	1,221	6,937	15	1,221	6,952	8,173	303	7,870	Apr-13	10-30 years
Kansas City, MO	7,062	885	9,777	19	885	9,796	10,681	428	10,253	Apr-13	10-30 years
Kissimmee, FL	1,253	5,771	23,662	7	5,771	23,669	29,440	1,049	28,391	Apr-13	10-30 years
Lake Wales, FL	9,679	1,841	6,341	35	1,841	6,376	8,217	302	7,915	Apr-13	10-30 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Laramie, WY	$4,526	$1,794	$3,687	$—	$1,794	$3,687	$5,481	$220	$5,261	Dec-12	10-30 years
Lawrence, KS	17,987	931	14,943	13	931	14,956	15,887	668	15,219	Apr-13	10-30 years
Layton, UT	12,384	7,145	21,356	54	7,145	21,410	28,555	947	27,608	Apr-13	10-30 years
Lewisville, TX	23,852	9,170	23,617	—	9,170	23,617	32,787	32	32,755	Dec-13	10-30 years
Liverpool, NY	11,920	1,398	13,229	55	1,398	13,284	14,682	572	14,110	Apr-13	10-30 years
Longmont, CO	2,661	2,045	4,244	4	2,045	4,248	6,293	250	6,043	Dec-12	10-30 years
Longmont, CO	44,225	3,660	45,285	—	3,660	45,285	48,945	59	48,886	Dec-13	10-30 years
Loveland, CO	17,984	2,206	4,343	8	2,206	4,351	6,557	268	6,289	Dec-12	10-30 years
Magna, UT	3,612	3,224	12,041	5	3,224	12,046	15,270	537	14,733	Apr-13	10-30 years
Manhattan, KS	23,538	1,130	18,726	72	1,130	18,798	19,928	826	19,102	Apr-13	10-30 years
Nanuet, NY	8,256	1,106	12,990	10	1,106	13,000	14,106	578	13,528	Apr-13	10-30 years
Naples, FL	7,961	4,316	11,239	8	4,316	11,247	15,563	497	15,066	Apr-13	10-30 years
North Salt Lake, UT	5,455	8,878	22,268	53	8,878	22,321	31,199	984	30,215	Apr-13	10-30 years
O' Fallon, IL	11,561	1,643	3,285	19	1,643	3,304	4,947	201	4,746	Dec-12	10-30 years
Ogden, UT	20,361	14,388	53,113	66	14,388	53,179	67,567	2,350	65,217	Apr-13	10-30 years
Orlando, FL	57,410	7,480	26,807	21	7,480	26,828	34,308	1,185	33,123	Apr-13	10-30 years
Park City, KS	12,554	722	4,172	10	722	4,182	4,904	184	4,720	Apr-13	10-30 years
Pompano Beach, FL	3,774	2,515	4,217	4	2,515	4,221	6,736	186	6,550	Apr-13	10-30 years
Pontoon Beach, IL	8,689	3,383	7,044	20	3,383	7,064	10,447	415	10,032	Dec-12	10-30 years
Port Jervis, NY	12,377	985	9,394	9	985	9,403	10,388	419	9,969	Apr-13	10-30 years
Queensbury, NY	2,071	296	8,730	11	296	8,741	9,037	384	8,653	Apr-13	10-30 years
Salt Lake City, UT	57,189	14,506	59,398	9	14,506	59,407	73,913	2,639	71,274	Apr-13	10-30 years
Sandy, UT	20,125	6,412	19,874	—	6,412	19,874	26,286	881	25,405	Apr-13	10-30 years
Sarasota Springs, NY	12,090	95	2,904	9	95	2,913	3,008	131	2,877	Apr-13	10-30 years
Springdale, AR	7,529	1,850	3,708	5	1,850	3,713	5,563	231	5,332	Dec-12	10-30 years
Thornton, CO	21,998	4,664	9,214	5	4,664	9,219	13,883	561	13,322	Dec-12	10-30 years
Thornton, CO	93,905	11,789	94,121	—	11,789	94,121	105,910	126	105,784	Dec-13	10-30 years
Tooele, UT	11,618	981	9,449	7	981	9,456	10,437	420	10,017	Apr-13	10-30 years
Topeka, KS	23,575	5,097	7,167	8	5,097	7,175	12,272	319	11,953	Apr-13	10-30 years
Washingtonville, NY	3,052	1,181	4,810	—	1,181	4,810	5,991	215	5,776	Apr-13	10-30 years
West Jordan, UT	14,705	7,198	28,908	8	7,198	28,916	36,114	1,284	34,830	Apr-13	10-30 years
West Valley City, UT	24,333	3,444	18,077	6	3,444	18,083	21,527	804	20,723	Apr-13	10-30 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Wichita, KS	$57,631	$2,265	$13,432	$33	$2,265	$13,465	$15,730	$592	$15,138	Apr-13	10-30 years
Winter Haven, FL	16,069	580	5,510	5	580	5,515	6,095	242	5,853	Apr-13	10-30 years
Total Manufactured Housing	1,124,899	289,454	1,046,545	1,065	289,454	1,047,610	1,337,064	38,691	1,298,373

Healthcare
Alexandria, MN	1,748	260	2,200	—	260	2,200	2,460	36	2,424	Jun-13	40 years
Baxter, MN	2,291	220	2,786	—	220	2,786	3,006	43	2,963	Jun-13	40 years
Black Mountain, NC	5,075	468	5,786	861	468	6,647	7,115	1,092	6,023	Jul-06	40 years
Blountstown, FL	3,709	378	5,069	908	378	5,977	6,355	964	5,391	Jul-06	40 years
Bremerton, WA	6,971	964	8,171	360	964	8,531	9,495	1,549	7,946	Dec-06	40 years
Carrollton, GA	2,826	816	4,220	1,017	816	5,237	6,053	881	5,172	Jan-07	40 years
Castleton, IN	7,453	677	8,077	—	677	8,077	8,754	1,321	7,433	Jun-07	40 years
Charleston, IL	5,607	485	6,211	743	485	6,954	7,439	1,152	6,287	Jan-07	40 years
Chesterfield, IN	4,282	815	4,204	—	815	4,204	5,019	687	4,332	Jun-07	40 years
Cincinnati, OH	10,938	2,052	15,776	771	2,052	16,547	18,599	3,145	15,454	Jan-07	40 years
Clemmons, NC	2,069	337	4,541	33	337	4,574	4,911	704	4,207	Apr-07	40 years
Clinton, OK	1,283	225	3,513	483	225	3,996	4,221	868	3,353	Jan-07	40 years
Cloquet, MN	3,398	170	4,021	—	170	4,021	4,191	60	4,131	Jun-13	40 years
Columbia City, IN	8,339	1,034	6,390	—	1,034	6,390	7,424	1,045	6,379	Jun-07	40 years
Daly City, CA	10,775	—	—	12,322	—	12,322	12,322	5,541	6,781	Aug-07	40 years
Daly City, CA	4,595	3,297	1,872	—	3,297	1,872	5,169	286	4,883	Aug-07	40 years
Detroit Lakes, MN	1,977	40	2,420	—	40	2,420	2,460	39	2,421	Jun-13	40 years
Duluth, MN	9,655	300	12,436	—	300	12,436	12,736	180	12,556	Jun-13	40 years
Duluth, MN	3,298	200	4,355	—	200	4,355	4,555	70	4,485	Jun-13	40 years
Duluth, MN	—	555	—	—	555	—	555	—	555	Jun-13	NA
Dunkirk, IN	2,164	310	2,299	—	310	2,299	2,609	376	2,233	Jun-07	40 years
East Arlington, TX	3,210	3,619	901	63	3,619	964	4,583	147	4,436	May-07	40 years
Effingham, IL	519	211	1,145	12	211	1,157	1,368	205	1,163	Jan-07	40 years
Effingham, IL	4,415	340	4,994	364	340	5,358	5,698	911	4,787	Jan-07	40 years
Elk City, OK	4,171	143	6,721	403	143	7,124	7,267	1,395	5,872	Jan-07	40 years
Fairfield, IL	6,141	153	7,898	73	153	7,971	8,124	1,393	6,731	Jan-07	40 years
Fergus Falls, MN	—	245	—	—	245	—	245	—	245	Jun-13	NA
Fort Wayne, IN	5,048	1,478	4,409	—	1,478	4,409	5,887	721	5,166	Jun-07	40 years
Fullerton, CA	749	1,357	872	162	1,357	1,034	2,391	176	2,215	Jan-07	40 years
Fullerton, CA	7,272	4,065	8,564	259	4,065	8,823	12,888	1,593	11,295	Jan-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Garden Grove, CA	$10,725	$6,975	$5,927	$274	$6,975	$6,201	$13,176	$1,140	$12,036	Jan-07	40 years
Grand Rapids, MN	3,325	160	3,849	—	160	3,849	4,009	58	3,951	Jun-13	40 years
Grove City, OH	4,304	613	6,882	262	613	7,144	7,757	1,233	6,524	Jun-07	40 years
Harrisburg, IL	3,534	191	5,059	10	191	5,069	5,260	883	4,377	Jun-07	40 years
Hartford City, IN	721	199	1,782	—	199	1,782	1,981	291	1,690	Jun-07	40 years
Hobart, IN	5,860	1,835	5,019	—	1,835	5,019	6,854	821	6,033	Jun-07	40 years
Huntington, IN	—	120	—	—	120	—	120	—	120	Jun-07	NA
Huntington, IN	5,093	526	5,037	—	526	5,037	5,563	824	4,739	Jun-07	40 years
Indianapolis, IN	2,463	210	2,511	—	210	2,511	2,721	410	2,311	Jun-07	40 years
Kingfisher, OK	3,804	128	5,497	295	128	5,792	5,920	1,116	4,804	Jan-07	40 years
La Vista, NE	4,094	562	4,966	415	562	5,381	5,943	949	4,994	Jan-07	40 years
LaGrange, IN	4,828	446	5,494	—	446	5,494	5,940	898	5,042	Jun-07	40 years
LaGrange, IN	490	47	584	—	47	584	631	95	536	Jun-07	40 years
Lancaster, OH	6,559	294	6,094	329	294	6,423	6,717	1,162	5,555	Jun-07	40 years
Lancaster, OH	4,399	720	5,780	1,026	720	6,806	7,526	384	7,142	Jan-12	40 years
Little Falls, MN	1,687	250	1,754	—	250	1,754	2,004	31	1,973	Jun-13	40 years
Marysville, OH	4,919	2,218	5,015	368	2,218	5,383	7,601	984	6,617	Jun-07	40 years
Mattoon, IL	6,646	210	6,871	292	210	7,163	7,373	1,341	6,032	Jan-07	40 years
Mattoon, IL	5,439	227	7,534	302	227	7,836	8,063	1,228	6,835	Jan-07	40 years
Memphis, TN	14,009	4,770	14,305	586	4,770	14,891	19,661	2,752	16,909	Jan-07	40 years
Middletown, IN	—	52	—	—	52	—	52	—	52	Jun-07	NA
Middletown, IN	3,831	132	4,750	—	132	4,750	4,882	777	4,105	Jun-07	40 years
Mooresville, IN	4,282	631	4,187	—	631	4,187	4,818	685	4,133	Jun-07	40 years
Morris, IL	2,069	568	9,103	943	568	10,046	10,614	1,933	8,681	May-06	40 years
Mountain Iron, MN	3,253	175	3,651	—	175	3,651	3,826	55	3,771	Jun-13	40 years
Mt. Sterling, KY	10,735	599	12,561	25	599	12,586	13,185	2,065	11,120	Feb-07	40 years
Oklahoma City, OK	4,247	757	5,184	355	757	5,539	6,296	1,098	5,198	Jan-07	40 years
Olney, IL	2,353	57	2,897	32	57	2,929	2,986	517	2,469	Jan-07	40 years
Olney, IL	4,064	109	5,419	372	109	5,791	5,900	981	4,919	Jan-07	40 years
Paris, IL	6,554	187	6,797	140	187	6,937	7,124	1,193	5,931	Jan-07	40 years
Park Rapids, MN	2,432	50	2,683	—	50	2,683	2,733	42	2,691	Jun-13	40 years
Peru, IN	4,507	502	7,135	—	502	7,135	7,637	1,167	6,470	Jun-07	40 years
Plymouth, IN	3,471	128	5,538	—	128	5,538	5,666	906	4,760	Jun-07	40 years
Portage, IN	4,958	1,438	7,988	—	1,438	7,988	9,426	1,306	8,120	Jun-07	40 years
Proctor, MN	5,112	300	7,920	—	300	7,920	8,220	115	8,105	Jun-13	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Rantoul, IL	$5,393	$151	$5,377	$348	$151	$5,725	$5,876	$972	$4,904	Jan-07	40 years
Robinson, IL	3,835	219	4,746	92	219	4,838	5,057	870	4,187	Jan-07	40 years
Rockford, IL	4,736	1,101	4,814	92	1,101	4,906	6,007	858	5,149	Jan-07	40 years
Rockport, IN	—	366	—	—	366	—	366	—	366	Jun-07	NA
Rockport, IN	2,119	253	2,092	—	253	2,092	2,345	342	2,003	Jun-07	40 years
Rushville, IN	5,401	310	5,858	—	310	5,858	6,168	958	5,210	Jun-07	40 years
Rushville, IN	729	62	1,177	—	62	1,177	1,239	192	1,047	Jun-07	40 years
Santa Ana, CA	7,562	2,281	7,046	237	2,281	7,283	9,564	1,326	8,238	Jan-07	40 years
Stephenville, TX	5,897	507	6,459	403	507	6,862	7,369	1,213	6,156	Jan-07	40 years
Sterling, IL	2,247	129	6,229	762	129	6,991	7,120	1,428	5,692	May-06	40 years
Sullivan, IN	5,344	1,794	4,469	—	1,794	4,469	6,263	730	5,533	Jun-07	40 years
Sullivan, IN	966	102	441	—	102	441	543	73	470	Jun-07	40 years
Sullivan, IN	—	494	—	—	494	—	494	—	494	Jun-07	NA
Sycamore, IL	8,143	816	9,897	121	816	10,018	10,834	1,755	9,079	Jan-07	40 years
Syracuse, IN	4,733	125	4,564	—	125	4,564	4,689	746	3,943	Jun-07	40 years
Tipton, IN	9,944	1,102	10,836	(27)	1,102	10,809	11,911	1,590	10,321	Jun-07	40 years
Tuscola, IL	4,011	237	4,616	268	237	4,884	5,121	890	4,231	Jan-07	40 years
Vandalia, IL	7,043	82	7,969	49	82	8,018	8,100	1,395	6,705	Jan-07	40 years
Wabash, IN	1,645	1,060	870	—	1,060	870	1,930	142	1,788	Jun-07	40 years
Wabash, IN	4,665	1,451	4,154	—	1,451	4,154	5,605	679	4,926	Jun-07	40 years
Wakarusa, IN	9,316	289	13,420	—	289	13,420	13,709	2,195	11,514	Jun-07	40 years
Wakarusa, IN	5,996	153	7,111	—	153	7,111	7,264	1,164	6,100	Jun-07	40 years
Warsaw, IN	—	77	—	—	77	—	77	—	77	Jun-07	NA
Warsaw, IN	2,479	319	3,722	—	319	3,722	4,041	609	3,432	Jun-07	40 years
Washington Court House, OH	4,714	341	5,169	255	341	5,424	5,765	957	4,808	Jun-07	40 years
Weatherford, OK	4,308	229	5,600	376	229	5,976	6,205	1,179	5,026	Jan-07	40 years
Wichita, KS	7,523	2,282	10,478	20	2,282	10,498	12,780	1,581	11,199	Dec-07	40 years
Windsor, NC	—	397	—	—	397	—	397	—	397	Feb-07	NA
Total Healthcare (1)	403,494	68,329	462,738	27,856	68,329	490,594	558,923	79,864	479,059

Net Lease
Auburn Hills, MI	11,903	2,980	8,607	—	2,980	8,607	11,587	3,476	8,111	Sept-05	40 years
Aurora, CO	31,232	2,650	35,786	23	2,650	35,809	38,459	7,208	31,251	Jul-06	40 years
Camp Hill, PA	24,119	5,900	19,510	—	5,900	19,510	25,410	7,043	18,367	Sept-05	40 years
Columbus, OH	22,300	4,375	29,184	—	4,375	29,184	33,559	5,387	28,172	Nov-07	40 years

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2013
(Dollars in Thousands)

Column A	Column B	Column C Initial Cost		Column D Capitalized Subsequent to Acquisition	Column E Gross Amount Carried at Close of Period			Column F		Column G	Column H
Location City, State	Encumbrances	Land	Building & Improvements	Land, Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Total	Date Acquired	Life on Which Depreciation is Computed
Fort Mill, SC	$29,164	$3,300	$31,554	$—	$3,300	$31,554	$34,854	$6,098	$28,756	Mar-07	40 years
Milpitas, CA	20,056	16,800	8,847	—	16,800	8,847	25,647	2,451	23,196	Feb-07	40 years
Indianapolis, IN	26,601	1,670	32,306	—	1,670	32,306	33,976	7,381	26,595	Mar-06	40 years
Rancho Cordova, CA	7,659	3,060	9,360	—	3,060	9,360	12,420	2,236	10,184	Sept-05	40 years
Rockaway, NJ	16,094	6,118	15,664	295	6,118	15,959	22,077	3,786	18,291	Mar-06	40 years
Salt Lake City, UT	13,688	672	19,739	366	672	20,105	20,777	5,630	15,147	Aug-05	40 years
Bloomingdale, IL	5,332	—	5,810	—	—	5,810	5,810	1,285	4,525	Sept-06	40 years
Fort Wayne, IN	3,020	—	3,642	—	—	3,642	3,642	866	2,776	Sept-06	40 years
Keene, NH	6,237	3,033	5,919	—	3,033	5,919	8,952	1,293	7,659	Sept-06	40 years
Concord, NH	7,788	2,145	9,216	—	2,145	9,216	11,361	2,072	9,289	Sept-06	40 years
Melville, NY	4,136	—	3,187	—	—	3,187	3,187	791	2,396	Sept-06	40 years
Millbury, MA	4,396	—	5,994	—	—	5,994	5,994	1,182	4,812	Sept-06	40 years
North Attleboro, MA	4,379	—	5,445	—	—	5,445	5,445	1,200	4,245	Sept-06	40 years
South Portland, ME	3,819	—	6,687	—	—	6,687	6,687	2,122	4,565	Sept-06	24.4 years
Wichita, KS	5,698	1,325	5,584	—	1,325	5,584	6,909	1,186	5,723	Sept-06	40 years
Reading, PA	17,765	3,225	21,792	574	3,225	22,366	25,591	3,769	21,822	Jun-07	40 years
Total Net Lease	265,386	57,253	283,833	1,258	57,253	285,091	342,344	66,462	275,882

Multifamily
Houston, TX	14,870	2,401	16,293	167	2,401	16,460	18,861	285	18,576	Jun-13	10-30 years
Jacksonville, FL	51,130	8,933	55,617	475	8,933	56,092	65,025	1,108	63,917	Apr-13/Jun-13	10-30 years
Marietta, GA	11,395	3,742	11,258	327	3,742	11,585	15,327	323	15,004	Apr-13	10-30 years
Memphis, TN	39,600	7,300	41,896	1,307	7,300	43,203	50,503	1,055	49,448	Mar-13	10-30 years
Murfreesboro, TN	18,780	2,900	20,850	487	2,900	21,337	24,237	500	23,737	Apr-13	10-30 years
Panama City, FL	12,880	800	15,150	296	800	15,446	16,246	386	15,860	Apr-13	10-30 years
Roswell, GA	23,812	7,920	23,825	970	7,920	24,795	32,715	623	32,092	Apr-13	10-30 years
Savannah, GA	25,550	2,700	29,750	246	2,700	29,996	32,696	683	32,013	Apr-13	10-30 years
Scottsdale, AZ	46,538	8,394	53,130	—	8,394	53,130	61,524	925	60,599	Jun-13	10-30 years
Total Multifamily	244,555	45,090	267,769	4,275	45,090	272,044	317,134	5,888	311,246

REO
Sheboygan, WI	—	1,007	4,030	—	1,007	4,030	5,037	92	4,945	Jan-13	40 years
Grand Total	$2,038,334	$461,133	$2,064,915	$34,454	$461,133	$2,099,369	$2,560,502	$190,997	$2,369,505
___________________________________________
(1) Excludes portfolio level financing of $75 million.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
As of December 31, 2013
(Dollars in Thousands)

The following table presents changes in the Company’s operating real estate portfolio for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Beginning balance	$1,538,489	$1,207,519	$1,046,492
Property acquisitions	1,598,837	330,397	320,687
Transfers to held for sale	(29,097)	(966)	(2,302)
Improvements	11,028	4,785	4,028
Retirements and disposals(1)	—	(3,246)	(161,386)
Deconsolidation of N-Star CDOs	(558,755)	—	—
Ending balance	$2,560,502	$1,538,489	$1,207,519
______________________

(1)	Includes $59.8 million of write-offs related to taking title to collateral in 2011. There were no such write-offs in 2013 and 2012.
The following table presents changes in accumulated depreciation, exclusive of amounts relating to equipment and furniture and fixtures, for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Beginning balance	$147,943	$118,070	$108,430
Depreciation expense	76,127	33,257	29,100
Assets held for sale	(7,387)	—	—
Retirements and disposals(1)	(1,370)	(3,384)	(19,460)
Deconsolidation	(24,316)	—	—
Ending balance	$190,997	$147,943	$118,070
______________________

(1)	Includes $0.4 million and $9.8 million of write-offs related to taking title to collateral in 2012 and 2011, respectively. There were no write-offs in 2013.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2013
(Dollars in Thousands)

Asset Type:	Location / Description(1)	Number	Interest Rate		Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Principal Amount(6)	Carrying Value(7)	Principal Amount of Loans Subject to Delinquent Principal or Interest(8)
			Floating(2)	Fixed
First mortgage loans:
First Mortgage - A	Pennsylvania / Office	1	7.25%	—	Sep-16	I/O	$—	$61,500	$60,648	$—
First Mortgage - B	New Jersey / Retail	1	3.09%	—	Dec-14	I/O	—	60,426	57,210	—
First Mortgage - C	California / Condo	1	8.25%	—	Oct-15	P&I	—	44,283	43,854	—
First Mortgage - D	New York / Land	1	—	11.00%	Mar-14	I/O	—	39,000	37,961	—
First Mortgage - E	California / Office	1	6.90%	—	Oct-16	I/O	—	38,750	38,407	—
First Mortgage - F	Colorado / Retail	1	6.65%	—	Apr-15	I/O	—	35,500	35,536	—
First Mortgage - G	Florida / Land	1	12.00%	—	Sep-14	I/O	—	32,025	31,234	—
Other first mortgage loans	Various / Various	10	0.00% to 18.25%	0.00% to 10.75%	Apr-14 to Sep-17		—	164,684	123,783	—
Subtotal first mortgage loans:		17						476,168	428,633	—
Subordinate interests
Subordinate interests - A	NY, NJ, CT / Office	1	—	12.00%	Dec-20	I/O	—	100,000	108,260	—
Subordinate interests - B	New York / Hotel	1	—	13.11%	May-23	I/O	—	61,750	60,773	—
Subordinate interests - C	New York / Hotel	1	10.93%	—	May-23	I/O	—	46,930	46,387	—
Other subordinate interests	Various / Various	6	6.75% to 17.17%	11.50% to 12.00%	Dec-14 to Aug-16		—	45,745	45,466	—
Subtotal subordinate interests		9					—	254,425	260,886	—
Mezzanine loans:
Other mezzanine loans	Various / Various	7	0.19% to 12.70%	0.00% to 14.50%	Jul-14 to Feb-23		—	120,215	118,081	—
Subtotal mezzanine loans		7					—	120,215	118,081	—
Term loans
Term loan - A	NY, NJ, CT / Office	2	—	12.00%	Dec-20	I/O	—	150,000	162,390	—
Term loan - B	Other / Other	1	—	14.00%	Jul-17	I/O	—	50,000	48,095	—
Other term loans	Various / Various	8	—	6.36% to 12.5%	May-15 to Jun-28		—	34,472	12,993	—
Subtotal term loans		11					—	234,472	223,478	—
Total		44					$—	$1,085,280	$1,031,078	$—
_________________________

(1)	Description of property types include condo, hotel, industrial, land, multifamily, office, retail and other.

(2)
Certain floating rate loans are subject to LIBOR floors ranging from 0.25% to 4.00%. Includes one first mortgage loan with a principal amount of $7.4 million with a spread over prime rate. All other floating rate loans are based on one-month LIBOR.

(3)	Represents initial maturity.

(4)	P&I = principal and interest; I/O = interest only.

(5)	There are no prior liens held by third-parties for individual loans greater than 3% of the total carrying value of the total loan portfolio as of December 31, 2013.

(6)	Term loans includes one revolver of $25.0 million, of which $3.5 million is outstanding as of December 31, 2013.

(7)	Individual loans each have a carrying value greater than 3% of total loans. All other loans each have a carrying value less than 3% of total loans.

(8)	There are no loans that have principal and interest delinquencies greater than 90 days.

NORTHSTAR REALTY FINANCE CORP. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
December 31, 2013
(Dollars in Thousands)

Reconciliation of Carrying Value of Real Estate Debt:

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$1,832,231	$1,710,582	$1,840,425
Additions:
Principal amount of new loans and additional funding on existing loans	806,138	397,058	299,405
Consolidation of CDOs(1)	—	—	138,168
Interest accretion	1,284	1,636	7,682
Acquisition cost (fees) on new loans	(4,032)	(2,949)	(5,068)
Premium (discount) on new loans	16,116	(26,014)	(50,857)
Amortization of acquisition costs, fees, premiums and discounts	28,480	95,233	88,545
Deductions:
Collection of principal	272,054	258,042	428,055
Deconsolidation of CDOs (refer to Note 3)	1,134,713	—	—
Provision for (reversal of) loan losses, net	(8,786)	23,037	52,980
Transfers to affiliates (refer to Note 10)	115,797	—	—
Taking title to collateral	135,361	62,236	126,683
Ending balance	$1,031,078	$1,832,231	$1,710,582
_________________________
(1) Represents the consolidation of the CapLease CDO in 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and procedures evaluation referred to in the certifications. Part II, Item 8. of this Annual Report on Form 10-K sets forth the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Grant Thornton LLP report for a more complete understanding of the topics presented.
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
As of the end of the period covered by this report, our management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
(b) Attestation report of the registered public accounting firm.
Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Grant Thornton LLP has issued an attestation report, which is included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(c) Changes in internal control over financial reporting.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
ADDITIONAL MATERIAL FEDERAL INCOME TAX CONSEQUENCES

The following is a summary of certain additional material federal income tax consequences with respect to us and the ownership of our shares of common stock.

FEDERAL INCOME TAX CONSEQUENCES OF THE PROPOSED DISTRIBUTION AND THE RELATED TRANSACTIONS

As discussed in Part I, Item 1 above, on December 10, 2013, we announced that our board of directors unanimously approved a plan to spin-off our asset management business into a separate publicly-traded company in the form of a tax-free distribution (the “Proposed Distribution”). Prior to the Proposed Distribution, we anticipate that we will engage in one or more mergers or other transactions (the “Related Transactions”). The following is a summary of the federal income tax consequences that are likely to be material to us and our stockholders related to the consummation of the Proposed Distribution and the Related Transactions. This summary is not a complete description of those consequences and, in particular, may not address federal income tax considerations that affect the treatment of a stockholder subject to special treatment under the Code (for example, insurance companies, financial institutions, dealers in securities, non-U.S. persons or tax-exempt organizations). This summary further assumes that you hold our common stock as a capital asset. Your individual circumstances may affect the tax consequences of the Proposed Distribution and the Related Transactions to you. In addition, no information is provided herein with respect to tax consequences under applicable foreign, state, local or other laws, other than federal income tax laws. The

Proposed Distribution and/or the Related Transactions may be taxable to you under such foreign, state, local and other laws. Further, this summary is based upon provisions of the Code, applicable Treasury regulations thereunder, IRS rulings and judicial decisions in effect as of the date of this annual report. Future legislative, administrative or judicial changes or interpretations could affect the accuracy of the statements set forth herein, and could apply retroactively. You are advised to consult your tax advisor as to the specific tax consequences of the consummation of the Proposed Distribution and the Related Transactions.

Opinions of counsel

We expect to receive opinions of counsel to the effect that, among other things, (i) the Related Transactions will be treated as tax-deferred transactions and (ii) the Proposed Distribution should be treated as a tax-deferred distribution under Section 355 of the Code. We do not intend to consummate the Proposed Distribution and the Related Transactions unless we receive those opinions of counsel. We have not sought, and will not receive, a private letter ruling from the IRS regarding the tax consequences of the Proposed Distribution or the Related Transactions. The opinions we receive will be based on our representations and certain assumptions. If the representations or assumptions are untrue or incomplete in any material respect, the Proposed Distribution and the Related Transactions may not be treated as tax-deferred transactions. Moreover, the opinions we receive will be based on existing federal income tax law, which is subject to change, possibly on a retroactive basis, and will not be not binding on the IRS or any court. Accordingly, no assurance can be provided that the opinions we receive will not be successfully challenged by the IRS.

Tax-deferred status of the related transactions

We intend for the Related Transactions to qualify as tax-deferred transactions. If certain of those transactions are not tax-deferred, then a stockholder may recognize gain or loss, as applicable, equal to the difference between (i) the aggregate fair market value of stockholder’s shares of our common stock and (ii) the stockholder’s adjusted tax basis in that stock. Even if a stockholder does not recognize all of the gain or loss in their common stock, we may recognize capital gain if certain of the Related Transactions are taxable. In that event, we will either have to make additional capital gains dividends to our stockholders or pay tax on net long-term capital gain that we retain, in which case our stockholders will receive a credit for any tax we pay.

Tax-deferred status of the proposed distribution

General. We intend for the Proposed Distribution to qualify as a tax-deferred distribution under Section 355 of the Code, and the income tax consequences summarized below are based on the assumption that the Proposed Distribution will qualify as a tax-deferred distribution.

Federal Income Tax Consequences of the Proposed Distribution to Stockholders. If the Proposed Distribution qualifies as a tax-deferred distribution for federal income tax purposes, then the Proposed Distribution would have the following federal income tax consequences:

•
No gain or loss will be recognized by (and no amount will be included in the income of) stockholders upon the receipt of the NorthStar Asset Management Group, Inc. (“NSAM”) common stock in connection with the Proposed Distribution.

•	No gain or loss will be recognized by us on the distribution of the NSAM common stock in connection with the Proposed Distribution.

•
The aggregate basis of our common stock and the NSAM common stock in the hands of our stockholders after the Proposed Distribution will be the same as the basis of our stock in the hands of our stockholders immediately before the Proposed Distribution.

•	The holding period of the NSAM common stock to be received by the stockholders will include the holding period of our common stock held by each stockholder prior to the Proposed Distribution.

Federal Income Tax Consequences of the Proposed Distribution to Us and NSAM. No gain or loss will be recognized by us or NSAM as a result of the Proposed Distribution if the Proposed Distribution qualifies as a tax-deferred distribution under Section 355 of the Code.

Federal Income Tax Consequences of the Proposed Distribution if the Proposed Distribution Does Not Qualify as a Tax-Deferred Distribution. If the Proposed Distribution does not qualify as a tax-deferred distribution for federal income tax purposes, then each stockholder receiving NSAM common stock in the Proposed Distribution will be treated as receiving a taxable distribution in an amount equal to the fair market value of the NSAM common stock received, and most of that distribution will be treated as a taxable dividend because of the taxable gain that we would recognize on the Proposed Distribution. The taxable gain that we would recognize would equal the excess of the fair market value of the NSAM common stock distributed over our adjusted tax basis in such stock. The gain from that taxable sale may cause us to fail to satisfy the 75% gross income test required for REIT qualification. Unless that failure qualifies for a statutory “REIT savings provision,” we will fail to qualify as a REIT for the year in which the Proposed Distribution occurred and we would be prohibited from electing REIT status for the following four taxable years. If we fail to qualify as a REIT, we will be subject to federal and applicable state and local income tax on our taxable income at corporate rates. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Even if our failure to satisfy the 75% gross income test qualified for the statutory “REIT savings provision,” we would likely have to pay a material penalty tax.

Even if the Proposed Distribution otherwise qualifies as a tax-deferred distribution, it might be taxable to us under Section 355(e) of the Code if 50% or more of either the total voting power or the total fair market value of our stock or the NSAM stock is acquired as part of a plan or series of related transactions that include the Proposed Distribution. We do not intend for NSAM to be acquired pursuant to such a plan or series of related transactions. If Section 355(e) of the Code applies as a result of such an acquisition, we would recognize a taxable gain as described above, but the Proposed Distribution would generally be tax deferred as to stockholders.

Information Reporting. Current Treasury regulations require certain “significant” stockholders (defined as those who immediately before the Proposed Distribution owned 5% or more of our stock) who receive NSAM common stock pursuant to the Proposed Distribution to attach to his or her federal income tax return for the year in which the Proposed Distribution occurred a detailed statement setting forth such data as may be appropriate in order to show the applicability to the Proposed Distribution of Section 355 of the Code. We will provide appropriate information to each applicable holder of record to allow this requirement to be met.

REQUIREMENTS FOR QUALIFICATION AS A REIT-INVESTMENTS IN PARTNERSHIPS AND LIMITED LIABILITY COMPANIES

We currently own, and may in the future acquire, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to qualify as a REIT unless we able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.

WITHHOLDING
U.S. Stockholders.
For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our common stock received by U.S. stockholders who own their common stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for payments after December 31, 2016, on proceeds from the sale of our common stock received by U.S. stockholders who own their common shares through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.
Non-U.S. Stockholders.
For taxable years beginning after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our common stock received by certain non-U.S. stockholders if they held our common stock through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for payments after December 31, 2016, on proceeds from the sale of our common stock received by certain non-U.S. stockholders. If payment of withholding taxes is required, non-U.S. stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.
TAX RATES

Pursuant to legislation enacted in January 2013, as of January 1, 2013: (i) the maximum tax rate on “qualified dividend income” received by U.S. stockholders taxed at individual rates is 20%; (ii) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%; and (iii) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. Such legislation also makes permanent certain federal income tax provisions that were scheduled to expire on December 31, 2012. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our common stock.

LEGISLATIVE OR OTHER ACTIONS AFFECTING REITs

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department which may result in statutory changes as well as revisions to regulations and interpretations. Additionally, several of the tax considerations described herein are currently under review and are subject to change. Prospective stockholders are urged to consult with their own tax advisors regarding the effect of potential changes to the federal tax laws on an investment in our common stock.

PART III
Item 10. Directors, Executive Officers and Corporate Governance*
Certain information relating to our code of business conduct and ethics and code of ethics for senior financial officers (as defined in the code) is included in Part I, Item 1. “Business” of this Annual Report on Form 10-K.

Item 11. Executive Compensation*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time. Refer to “Note 11. Equity-Based Compensation” of Part II, Item 8. “Financial Statements and Supplementary Data” for additional information regarding our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted - Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	9,186,885	N/A	—
2004 Long-Term Incentive Plan	30,633	N/A	—
Total	9,217,518		—
_________________________

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

Item 13. Certain Relationships and Related Transactions and Director Independence*

Item 14. Principal Accountant Fees and Services*
__________________________

*
The information that is required by Items 10, 11, 12, 13 and 14 (other than the information included in this Annual Report on Form 10-K) is incorporated herein by reference from the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than 120 days after the end of the Company’s fiscal year ended December 31, 2013.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial statements and (a) 2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements
Schedule II-Valuation and Qualifying Accounts and Reserves
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2013
Schedule IV-Mortgage Loans on Real Estate as of December 31, 2013

(a) 3. Exhibit Index:

Exhibit Number		Description of Exhibit
3.1
Articles of Amendment and Restatement of NorthStar Realty Finance Corp., as filed with the State Department of Assessments and Taxation of Maryland on October 20, 2004 (incorporated by reference to Exhibit 3.1 to the NorthStar Realty Finance Corp.’s Registration Statement on Form S-11 (File No. 333-114675))

3.2
Amended and Restated Bylaws of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

3.3
Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated September 14, 2006)

3.4
Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated February 7, 2007)

3.5
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.6 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.6
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on March 19, 2012)

3.7
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.75% Series A Preferred Stock, liquidation preference $25.00 per share and 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 13, 2012)

3.8
Articles Supplementary Classifying and Designating Additional Shares of NorthStar Realty Finance Corp.’s 8.25% Series B Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on July 13, 2012)

3.9
Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.875% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated October 5, 2012)

3.10
Articles Supplementary Classifying NorthStar Realty Finance Corp.’s 8.500% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Registration Statement on Form 8-A, dated April 5, 2013)

4.1
Registration Rights Agreement relating to the 7.25% Exchangeable Senior Notes due 2027 of NorthStar Realty Finance Limited Partnership, dated June 18, 2007 (incorporated by reference to Exhibit 4.2 to the NorthStar Realty Finance Corp.’s Registration Statement on Form S-3 (File No. 333-146679))

4.2
Indenture dated as of June 18, 2007, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp., as Guarantor, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed on June 22, 2007)

4.3
Registration Rights Agreement relating to the 7.50% Exchangeable Senior Notes due 2031 of NorthStar Realty Finance Limited Partnership dated as of March 9, 2011, (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 9, 2011)

4.4
Indenture dated as of March 9, 2011, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust FSB, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 9, 2011)

4.5
Registration Rights Agreement relating to the 8.875% Exchangeable Senior Notes due 2032 of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.6
Indenture dated as of June 12, 2012, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 12, 2012)

4.7
Registration Rights Agreement relating to the 5.375% Exchangeable Senior Notes due 2033 of NorthStar Realty Finance Limited Partnership, dated as of June 19, 2013 (incorporated by reference to Exhibit 4.4 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.8
Indenture, dated as of June 19, 2013, among NorthStar Realty Finance Limited Partnership, as Issuer, NorthStar Realty Finance Corp. and NRFC Sub-REIT Corp., as Guarantors, and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 19, 2013)

4.9	*	Registration Rights Agreement, dated as of December 20, 2013, by and between NorthStar Realty Finance Corp. and RXR Subholdings LLC

Exhibit Number		Description of Exhibit

Certain Instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1
Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 19, 2004, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.2
NorthStar Realty Finance Corp. 2004 Long-Term Incentive Bonus Plan (incorporated by reference to Exhibit 10.13 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.3
Amendment No. 1 to Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 14, 2006, by and among NorthStar Realty Finance Corp., as sole general partner and initial limited partner and the other limited partners a party thereto from time-to-time (incorporated by reference to Exhibit 10.34 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.4
Second Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of September 14, 2006 (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed September 14, 2006)

10.5
Third Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of February 7, 2007 (incorporated by reference to Exhibit 3.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed February 9, 2007)

10.6
Fourth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 24, 2007 (incorporated by reference to Exhibit 3.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed May 29, 2007)

10.7	+
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed October 5, 2007)

10.8	+
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed October 5, 2007)

10.9	+
Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Albert Tylis (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed July 27, 2009)

10.10
Fifth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of May 29, 2008 (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008)

10.11	+
NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.31 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.12
Common Stock Purchase Warrant, Certificate No. W-1, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.13
Common Stock Purchase Warrant, Certificate No. W-2, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.37 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.14
Common Stock Purchase Warrant, Certificate No. W-3, dated October 28, 2009, issued to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.38 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.15
Common Stock Purchase Warrant, Certificate No. W-4, dated June 30, 2010, issued to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.16	+
Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.17	+
Form of Amended and Restated Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.18	+
Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit Number		Description of Exhibit
10.19
Sixth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 21, 2012 (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.20
Seventh Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 13, 2012)

10.21	+
Executive Employment Agreement, dated as of April 18, 2012, between NorthStar Realty Finance Corp. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.22
Eighth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 11, 2012 (incorporated by reference to Exhibit 10.28 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.23
Subscription Agreement dated as of December 10, 2012, by and among NRFC PE Fund Investor LLC, NRFC Inception, LP, Inception GP, LLC and the other party thereto (incorporated by reference to Exhibit 10.29 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.24	+
Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.25
Purchase and Sale Agreement, effective as of February 15, 2013 among NRFC MH II Holdings, LLC. ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K/A filed May 6, 2013)

10.26
Amendment to Purchase and Sale Agreement, made as of March 27, 2013 among NRFC MH II Holdings, LLC, ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K/A filed May 6, 2013)

10.27
Master Repurchase Agreement, dated as of March 11, 2013, by and among NRFC DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 12, 2013)

10.28
Limited Guaranty, dated as of March 11, 2013, executed and delivered by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 12, 2013)

10.29
Ninth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of April 10, 2013 (incorporated by reference to Exhibit 10.35 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.30	+
Second Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s Definitive Proxy Statement on Schedule 14A filed April 19, 2013)

10.31
Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

12.1*		Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1*		Significant Subsidiaries of the Registrant

23.1*		Consent of Grant Thornton LLP

24.1*		Power of Attorney (see the Power of Attorney in the signature page hereto)

31.1	*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*
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
The following materials from the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements

____________________________________________________________
* Filed herewith.
+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NorthStar Realty Finance Corp.
Date:	February 28, 2014	By:	/s/ DAVID T. HAMAMOTO
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

Signature	Title	Date
/s/ DAVID T. HAMAMOTO	Chairman and Chief Executive Officer	February 28, 2014
David T. Hamamoto	(Principal Executive Officer)

/s/ DEBRA A. HESS	Chief Financial Officer	February 28, 2014
Debra A. Hess	(Principal Financial Officer and Principal Accounting Officer)

/s/ PRESTON BUTCHER	Director	February 28, 2014
Preston Butcher

/s/ STEPHEN E. CUMMINGS	Director	February 28, 2014
Stephen E. Cummings

/s/ JUDITH A. HANNAWAY	Director	February 28, 2014
Judith A. Hannaway

/s/ OSCAR JUNQUERA	Director	February 28, 2014
Oscar Junquera

/s/ WESLEY D. MINAMI	Director	February 28, 2014
Wesley D. Minami

/s/ LOUIS J. PAGLIA	Director	February 28, 2014
Louis J. Paglia

/s/ SRIDHAR SAMBAMURTHY	Director	February 28, 2014
Sridhar Sambamurthy