Form 10-K/A
period 2013-12-31
NORTHSTAR REALTY FINANCE CORP.
filed 2014-03-20
CIK 1273801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013, was $1,616,327,094.  As of March 17, 2014, the registrant had issued and outstanding 326,957,025 shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

NorthStar Realty Finance Corp. (the “Company,”  “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (the “Original Filing”), to (i) include information required by Items 10 through 14 of Part III of Form 10-K, and (ii) to refile Exhibit 10.23 to include certain previously redacted portions of this exhibit for which we are no longer seeking confidential treatment from the SEC. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 of the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14, and Part IV, Item 15, of the Original Filing are hereby amended and restated in their entirety, and new certifications have been included with this Amendment as required by Rule 13a-14(a) under the Exchange Act. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.  As used herein, the term “Annual Report” refers to the Original Filing, as amended by this Amendment.

NORTHSTAR REALTY FINANCE CORP.

FORM 10-K/A

(Amendment No. 1)

TABLE OF CONTENTS

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our board of directors (our “Board”) presently consists of eight members. Stockholders vote on the election of our directors on an annual basis.  Each of Messrs. C. Preston Butcher, Stephen E. Cummings, David T. Hamamoto, Oscar Junquera, Wesley D. Minami, Louis J. Paglia and Sridhar Sambamurthy and Ms. Judith A. Hannaway was elected by our stockholders at the 2013 annual meeting of stockholders and currently serves on our Board for a term ending at the 2014 annual meeting of stockholders and until their successors are duly elected and qualified.

Our executive officers are appointed annually by our Board and serve at the discretion of our Board.

Set forth below is certain information regarding our directors and executive officers.

Name	Age	Position
David T. Hamamoto	54	Chairman and Chief Executive Officer
C. Preston Butcher	75	Independent Director
Stephen E. Cummings	58	Independent Director
Judith A. Hannaway	61	Independent Director
Oscar Junquera	60	Independent Director
Wesley D. Minami	57	Independent Director
Louis J. Paglia	56	Independent Director
Sridhar Sambamurthy	52	Independent Director
Albert Tylis	40	President
Daniel R. Gilbert	44	Chief Investment and Operating Officer
Debra A. Hess	49	Chief Financial Officer
Ronald J. Lieberman	44	Executive Vice President, General Counsel and Secretary

David T. Hamamoto.  Mr. Hamamoto has been our Chairman since October 2007 and has served as one of our directors since October 2003. Mr. Hamamoto has been our Chief Executive Officer since October 2004 and was our President from October 2004 to April 2011.  Mr. Hamamoto has also served as Chairman of NorthStar Real Estate Income Trust, Inc., or NorthStar Income, the first public, non-traded REIT sponsored by us, since February 2009 and served as its Chief Executive Officer from February 2009 until January 2013. Mr. Hamamoto has also served as Chairman of NorthStar Healthcare Income, Inc., or NorthStar Healthcare, the second public non-traded REIT sponsored by us, from January 2013 until January 2014. Mr. Hamamoto has further served as Chairman of NorthStar Real Estate Income II, Inc. or NorthStar Income II, the third public non-traded REIT sponsored by us, since December 2012.  Mr. Hamamoto also serves as Chairman and Chief Executive Officer of NorthStar Asset Management Group Inc. (“NSAM”).  In July 1997, Mr. Hamamoto co-founded NorthStar Capital Investment Corp., the predecessor to the Company, for which he served as Co-Chief Executive Officer until October 2004. From 1983 to 1997, Mr. Hamamoto worked for Goldman, Sachs & Co. where he was co-head of the Real Estate Principal Investment Area and general partner of the firm between 1994 and 1997. During Mr. Hamamoto’s tenure at Goldman, Sachs & Co., he initiated the firm’s effort to build a real estate principal investment business under the auspices of the Whitehall Funds. Additionally, Mr. Hamamoto has served as a member of the advisory committee of RXR Realty, LLC, or RXR Realty, a leading real estate operating and investment management company focused on high-quality real estate investments in the New York Tri-State area, since December 2013.  Mr. Hamamoto served as Executive Chairman from March 2011 until November 2012 (having previously served as Chairman from February 2006 until March 2011) of the board of directors of Morgans Hotel Group Co. (NASDAQ: MHGC). Mr. Hamamoto holds a Bachelor of Science from Stanford University in Palo Alto, California and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania in Philadelphia, Pennsylvania.

As a founder of the Company, Mr. Hamamoto offers our Board an intuitive perspective of the business and operations of the Company as a whole. Mr. Hamamoto also has significant experience in all aspects of the commercial real estate markets, which he gained initially as co-head of the Real Estate Principal Investment Area at Goldman, Sachs & Co. Mr. Hamamoto is able to draw on his extensive knowledge to develop and articulate sustainable initiatives, operational risk management and strategic planning, which qualify him to serve as a director of the Company.

C. Preston Butcher.  Mr. Butcher has been one of our directors since September 2004. Since 1998, he has been Chairman and Chief Executive Officer of Legacy Partners (formerly known as Lincoln Property Company N.C., Inc.), a real estate and development and management firm, in Foster City, California. Legacy Partners develops and manages income property in the western United States. From 1967 to 1998, Mr. Butcher served as President, Chief Executive Officer and Regional Partner of Lincoln Property Company N.C., Inc. Mr. Butcher co-founded, formerly served as Chairman of the Board of Directors and presently serves on the Executive Committee of the National Multi-Housing Council, a national trade association whose members are major apartment owners and managers throughout the United States. He also co-founded and currently serves as a Director of the California Housing Council. He is a Director of the Charles Schwab Corp., a securities brokerage and related financial services firm, and has served as Chairman of the Board and Chief Executive Officer and director of KBS Legacy Partners Apartment REIT, Inc., a public non-traded real estate investment trust, since August 2009. He holds a Bachelor of Science in Electrical Engineering from the University of Texas at Austin.

Mr. Butcher offers our Board a unique perspective and informed advice on matters central to the Company’s business and on matters pertaining to the real estate industry in general. Mr. Butcher’s knowledge of the commercial real estate markets, service on housing councils and extensive leadership expertise qualify him to serve as a director of the Company.

Stephen E. Cummings.  Mr. Cummings has been one of our directors since December 2009. Mr. Cummings currently serves as Head of Investment Banking—Americas Corporate Client Solutions for UBS Investment Bank, a position he has held since November 2012 and also serves as Chairman for the Investment Bank in the Americas for UBS Investment Bank, a position he started in April 2011. From 2004 to 2008, Mr. Cummings was Senior Executive Vice President, Head of Corporate and Investment Banking and a member of Wachovia Corporation’s Operating Committee. From 1998 to 2004, Mr. Cummings served in a number of different leadership roles at Wachovia (and First Union Corporation, a predecessor to Wachovia), including their Mergers and Acquisitions, Investment Banking and Capital Markets Divisions. Before joining Wachovia, Mr. Cummings served as Chairman and Chief Executive Officer of Bowles Hollowell Conner & Co. from 1993 to 1998. Mr. Cummings began his investment banking career in 1979 in the Corporate Finance Division of Kidder, Peabody & Co. Incorporated (“Kidder Peabody”) in New York and joined Bowles Hollowell Conner & Co. in 1984. Mr. Cummings has a Bachelor of Arts in administrative science from Colby College and a Master of Business Administration from Columbia University Graduate School of Business.

Mr. Cummings has significant financial experience, developed through his roles as Head of Investment Banking—Americas Corporate Client Solutions and Chairman for the Investment Bank in the Americas for UBS Investment Bank, as well as Senior Executive Vice President, Head of Corporate and Investment Banking and a member of Wachovia Corporation’s Operating Committee. Mr. Cummings has also served in a number of executive positions with oversight of financial operations, merger and acquisition and capital markets activities. As a business executive with senior management responsibilities, Mr. Cummings’s leadership and experience qualify him to serve as a director of the Company.

Judith A. Hannaway.  Ms. Hannaway has been one of our directors since September 2004. Currently, and during the past five years, Ms. Hannaway has acted as a consultant to various financial institutions. Prior to acting as a consultant, Ms. Hannaway was previously employed by Scudder Investments, a wholly-owned subsidiary of Deutsche Bank Asset Management, as a Managing Director. Ms. Hannaway joined Scudder Investments in 1994 and was responsible for Special Product Development including closed-end funds, off shore funds and REIT funds. Prior to joining Scudder Investments, Ms. Hannaway was employed by Kidder Peabody as a Senior Vice President in Alternative Investment Product Development. She joined Kidder Peabody in 1980 as a Real-Estate Product Manager. Ms. Hannaway holds a Bachelor of Arts from Newton College of the Sacred Heart and a Master of Business Administration from Simmons College Graduate Program in Management.

Ms. Hannaway has had significant experience at major financial institutions and has broad ranging financial services expertise and experience in the areas of financial reporting, risk management and alternative investment products. Ms. Hannaway’s financial-related experience qualifies her to serve as a director of the Company.

Oscar Junquera.  Mr. Junquera has been one of our directors since April 2011. Mr. Junquera is the founder of PanMar Capital llc, a private equity firm specializing in the financial services industry and has been their Managing Partner since its formation in January 2008. Mr. Junquera worked on matters related to the formation of PanMar Capital llc from July 2007 until December 2008. From 1980 until June 2007, Mr. Junquera was at PaineWebber, which was sold to UBS AG in 2000. He began at PaineWebber in the Investment Banking Division and was appointed Managing Director in 1988, Group Head—Financial Institutions in 1990 and a member of the Investment Banking Executive Committee in 1995. Following the sale of PaineWebber to UBS in 2000, Mr. Junquera was appointed Global Head of Asset Management Investment Banking at UBS and was responsible for establishing and building the bank’s franchise with mutual fund, institutional, high net worth and alternative asset management firms, as well as banks, insurance and financial services companies active in asset management. Mr. Junquera is on the Board of Directors of HF2 Financial Management Inc. and Toroso Investments LLC. Mr. Junquera is on the Board of Trustees of the Long Island Chapter of the Nature Conservancy and is a supporter of various other charitable organizations. He holds a Bachelor of Science from the University of Pennsylvania’s Wharton School and a Master of Business Administration from Harvard Business School.

Mr. Junquera has over 25 years of investment banking experience, most recently as a Managing Director in the Global Financial Institutions Group at UBS Investment Bank and Global Head of Asset Management Investment Banking. Mr. Junquera’s experience covers a unique cross-section of strategic advisory and capital markets activities, including the structuring and distribution of investment funds and permanent capital vehicles, which qualifies him to serve as a director of the Company.

Wesley D. Minami.  Mr. Minami has been one of our directors since September 2004. Mr. Minami served as President of Billy Casper Golf LLC from 2003 until March 2012, at which time he ceased acting as President and began serving as Principal. From 2001 to 2002, he served as President of Charles E. Smith Residential Realty, Inc., a REIT that was listed on the NYSE. In this capacity, Mr. Minami was responsible for the development, construction, acquisition and property management of over 22,000 high-rise apartments in five major U.S. markets. He resigned from this position after completing the transition and integration of Charles E. Smith Residential Realty, Inc. from an independent public company to a division of Archstone-Smith Trust, an apartment company that was listed on the NYSE. From 1997 to 2001, Mr. Minami worked as Chief Financial Officer and then Chief Operating Officer of Charles E. Smith Residential Realty, Inc. Prior to 1997, Mr. Minami served in various financial service capacities for numerous entities, including Ascent Entertainment Group, Comsat Corporation, Oxford Realty Services Corporation and Satellite Business Systems. Mr. Minami holds a Bachelor of Arts in Economics, with honors, from Grinnell College and a Master of Business Administration in Finance from the University of Chicago.

Mr. Minami, who has served as President of a publicly-traded REIT, chief financial officer and chief operating officer of a real estate company and in various financial service capacities, brings corporate finance, operations, public company and executive leadership expertise to our Board. Mr. Minami’s diverse experience, real estate background and understanding of financial statements qualify him to serve as a director of the Company.

Louis J. Paglia.  Mr. Paglia has been one of our directors since February 2006. Mr Paglia founded Customer Choice LLC in April 2010, a data analytics company serving the electric utility industry. From April 2002 to March 2006, Mr. Paglia was the Executive Vice President of UIL Holdings Corporation, an electric utility, contracting and energy infrastructure company. Mr. Paglia was also President of UIL Holdings’ investment subsidiaries. From July 2002 through April 2005, Mr. Paglia also served as UIL Holdings’ Chief Financial Officer. From 1999 to 2001, Mr. Paglia was Executive Vice President and Chief Financial Officer of eCredit.com, a credit evaluation software company. Prior to 1999, Mr. Paglia served as the Chief Financial Officer for TIG Holdings Inc. and Emisphere Technologies, Inc. Mr. Paglia received a Bachelor of Science from Massachusetts Institute of Technology and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania.

Mr. Paglia brings a career of broad ranging financial expertise, having held several chief financial officer positions, including at three public companies. Mr. Paglia’s extensive accounting, finance and risk management expertise qualify him to serve as a director of the Company.

Sridhar Sambamurthy.  Mr. Sambamurthy has been one of our directors since April 2011. Mr. Sambamurthy is currently Managing Principal and Co-Founder of West Point Partners LLC, a real estate investment and advisory firm based in New York and has been acting in that capacity since April 2009. From April 2005 until December 2008, Mr. Sambamurthy was a Managing Director and member of the Investment Committee at Starwood Capital Group. While at Starwood Capital Group, Mr. Sambamurthy was responsible for corporate, entity level and platform investments in real estate, lodging, leisure, gaming and alternative sectors. Mr. Sambamurthy was also involved with various restructurings and debt transactions. Prior to joining Starwood Capital Group, from February 2002 until March 2005, Mr. Sambamurthy was a Managing Director at Deutsche Bank where he was the head of the mergers and acquisitions and restructuring practice for the real estate lodging and leisure sectors for the Americas. Mr. Sambamurthy was also an Executive Director in the real estate investment banking group at Morgan Stanley where he served from 1994 until January 2002. Prior to joining Morgan Stanley, Mr. Sambamurthy held positions at Vornado Realty Trust, Ernst & Young and AF Ferguson & Co. Mr. Sambamurthy is a member of multiple civic organizations, including the Urban Land Institute, Council of Foreign Relations, U.S. India Business Council and New Jersey SEEDS. Mr. Sambamurthy has also served as a member of the board of directors of Phillips Edison — ARC Grocery Center REIT II, Inc., a public non-traded REIT, since September 2013.  He is a certified public accountant and received a Bachelor of Finance from the University of Madras and a Master of Business Administration from New York University’s Stern School of Business.

Mr. Sambamurthy has extensive experience in the real estate industry, including with respect to real estate investments, merger and acquisition activity, restructurings and debt transactions. Mr. Sambamurthy has held leadership positions at companies such as West Point Partners, Starwood Capital Group, Deutsche Bank and Morgan Stanley, where he has had significant responsibilities in investing, advisory matters and raising capital in the real estate sector and also in running industry platforms. As a seasoned professional with broad industry background and experience, Mr. Sambamurthy’s knowledge and skills qualify him to serve as a director of the Company.

Albert Tylis.  Mr. Tylis has served as our President since January 2013. Prior to his current position, Mr. Tylis served as our Co-President from April 2011 until January 2013, our Chief Operating Officer from January 2010 until January 2013, our Secretary from April 2006 until January 2013, an Executive Vice President from April 2006 until April 2011 and our General Counsel from April 2006 to April 2011. Mr. Tylis also served as Chief Operating Officer of NorthStar Income from October 2010 until January 2013 and as General Counsel and Secretary of NorthStar Income from October 2010 until April 2011. He has further served as Chairman of the board of directors of NorthStar Healthcare from April 2011 until January 2013 and as General Counsel and Secretary of NorthStar Healthcare from October 2010 until April 2011. Mr. Tylis also serves as President of NSAM. Prior to joining the Company in August 2005, Mr. Tylis was the Director of Corporate Finance and General Counsel of ASA Institute and from September 1999 through February 2005, Mr. Tylis was a senior attorney at the law firm of Bryan Cave LLP, where he was a member of the Corporate Finance and Securities Group, the Transactions Group, the Banking, Business and Public Finance Group and supported the firm’s Real Estate Group.  Additionally, Mr. Tylis has served as a member of the advisory committee of RXR Realty since December 2013.  Mr. Tylis holds a Bachelor of Science from the University of Massachusetts at Amherst and a Juris Doctor from Suffolk University Law School.

Daniel R. Gilbert.  Mr. Gilbert has served as our Chief Investment and Operating Officer since January 2013 and is the Chief Executive Officer of our subsidiary that oversees non-traded and alternative products.  Mr. Gilbert also serves as the Chief Executive Officer and President of NorthStar Income and NorthStar Income II, as well as executive chairman of NorthStar Healthcare since January 2014 (having previously served as NorthStar Healthcare’s Chief Executive Officer and President from August 2012 to January 2014). Mr. Gilbert also serves as Chief Investment and Operating Officer of NSAM. Mr. Gilbert served as Co-President of the Company from April 2011 until January 2013 and in various other senior management positions since our initial public offering in October 2004. Mr. Gilbert began serving as an executive officer of each of NorthStar Income, NorthStar Healthcare and NorthStar Income II from their inceptions, in January 2009, October 2010 and December 2012, respectively. Mr. Gilbert served as an Executive Vice President and Managing Director of Mezzanine Lending of NorthStar Capital Investment Corp. our predecessor company. Prior to that role, Mr. Gilbert was with Merrill Lynch & Co. in its Global Principal Investments and Commercial Real Estate Department and prior to joining Merrill Lynch, held accounting and legal-related positions at Prudential Securities Incorporated. Mr. Gilbert holds a Bachelor of Arts degree from Union College in Schenectady, New York.

Debra A. Hess.  Ms. Hess currently serves as our Chief Financial Officer, a position she has held since July 2011. Ms. Hess has also served as Chief Financial Officer and Treasurer of NorthStar Income since October 2011 and as Chief Financial Officer and Treasurer of NorthStar Healthcare since March 2012. Ms. Hess also serves as Chief Financial Officer of NSAM. Ms. Hess has further served as Chief Financial Officer and Treasurer of NorthStar Income II since December 2012. Ms. Hess has significant financial, accounting and compliance experience at public companies. Ms. Hess most recently served as Chief Financial Officer and Compliance Officer of H/2 Capital Partners, where she was employed from August 2008 to June 2011. From March 2003 to July 2008, Ms. Hess was a managing director at Fortress Investment Group, where she also served as Chief Financial Officer of Newcastle Investment Corp., a Fortress portfolio company and a NYSE-listed alternative investment manager. From 1993 to 2003, Ms. Hess served in various positions at Goldman, Sachs & Co., including as Vice President in Goldman Sachs’s Principal Finance Group and as a Manager of Financial Reporting in Goldman Sachs’ Finance Division. Prior to 1993, Ms. Hess was employed by Chemical Banking Corporation in the corporate credit policy group and by Arthur Andersen & Company as a supervisory senior auditor. Ms. Hess holds a Bachelor of Science in Accounting from the University of Connecticut in Storrs, Connecticut and a Master of Business Administration in Finance from New York University in New York, New York.

Ronald J. Lieberman.  Mr. Lieberman currently serves as our Executive Vice President, General Counsel and Secretary. Mr. Lieberman has served as our General Counsel since April 2011, an Executive Vice President since April 2012 and as Assistant Secretary from April 2011 until January 2013. Mr. Lieberman has also served as General Counsel and Secretary of NorthStar Income and NorthStar Healthcare since October 2011 and April 2011, respectively, and as an Executive Vice President of each of those companies since January 2013. Mr. Lieberman has further served as General Counsel and Secretary of NorthStar Income II since December 2012 and as Executive Vice President of that company since March 2013. Mr. Lieberman also serves as Executive Vice President, General Counsel and Secretary of NSAM. Prior to joining NorthStar, Mr. Lieberman was a partner in the Real Estate Capital Markets practice at the law firm of Hunton & Williams LLP. Mr. Lieberman practiced at Hunton & Williams from September 2000 until March 2011 where he advised numerous REITs, including mortgage REITs and specialized in capital markets transactions, mergers and acquisitions, securities law compliance, corporate governance and other board advisory matters. Prior to joining Hunton & Williams, Mr. Lieberman was the associate general counsel at Entrade, Inc., during which time Entrade was a public company listed on the NYSE. Mr. Lieberman began his legal career at Skadden, Arps, Slate, Meagher and Flom LLP. Mr. Lieberman holds a Bachelor of Arts, Master of Business Administration and Juris Doctor, each from the University of Michigan in Ann Arbor, Michigan.

Corporate Governance Profile

We are committed to good corporate governance practices and, as such, we have adopted the corporate governance guidelines and codes of ethics discussed below to enhance our effectiveness.

Code of Ethics for Senior Financial Officers

We have adopted a code of ethics for senior financial officers applicable to our chief executive officer, chief financial officer and all other senior financial officers of the Company. The code is available on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance.” Amendments to, and waivers from, the code of ethics for senior financial officers will be disclosed on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance.”

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics relating to the conduct of our business by our employees, officers and directors. We intend to maintain high standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States. Specifically, among other things, our code of business conduct and ethics prohibits payments, directly or indirectly, to any government official seeking to influence such official or otherwise obtain an improper advantage for our business. The code is available on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Corporate Governance Guidelines

We have adopted corporate governance guidelines to assist our Board in the exercise of its responsibilities. The guidelines govern, among other things, Board composition, Board member qualifications, responsibilities and education, management succession and self-evaluation. A copy of our corporate governance guidelines may be found on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance” and are also available without charge to stockholders upon written request to: NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Board Committees

Our Board has appointed an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee and each of these standing committees have adopted a charter. Each of these committees is composed exclusively of independent directors, as defined by the listing standards of the NYSE. Moreover, the Compensation Committee is composed exclusively of individuals referred to as “non-employee directors” in Rule 16b-3 of the Exchange Act and “outside directors” in Section 162(m) of the Internal Revenue Code.

During the year ended December 31, 2013, our Board met on thirteen occasions. Each director then serving attended at least 75% of the aggregate number of meetings of our Board and all committees on which he or she served.

The following table shows the current membership of the various committees:

Audit	Compensation	Nominating and Corporate Governance
Wesley D. Minami*^	Judith A. Hannaway*	Wesley D. Minami*
Louis J. Paglia^	Oscar Junquera	Judith A. Hannaway
Sridhar Sambamurthy	Louis J. Paglia	Oscar Junquera

*                                         Denotes Chairperson

^                                          Denotes Audit Committee Financial Expert

Audit Committee

The Audit Committee held eight meetings in 2013.  Our Board has determined that all three members of the Audit Committee are independent and financially literate under the rules of the NYSE and that at least two members, Mr. Minami, who chairs the Audit Committee, and Mr. Paglia, are “audit committee financial experts,” as that term is defined by the SEC. The Audit Committee is responsible for, among other things, engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and assisting our Board in its oversight of our internal controls over financial reporting.

A copy of the Audit Committee charter is available on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Compensation Committee

The Compensation Committee held three meetings in 2013.  Its report is included later within this Annual Report. Our Board has determined that all members of the Compensation Committee are independent under the rules of the NYSE. Ms. Hannaway chairs the Compensation Committee.

The Compensation Committee is responsible for, among other things, determining compensation for our executive officers, administering and monitoring our equity compensation plans, evaluating the performance of our executive officers and producing an annual report on executive compensation for inclusion in our annual meeting proxy statement. The Compensation Committee may delegate some or all of its duties to a subcommittee comprising one or more members of the Compensation Committee.

A copy of the Compensation Committee charter is available on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee held three meetings in 2013. Our Board has determined that all members of the Nominating and Corporate Governance Committee are independent under the rules of the NYSE. Mr. Minami chairs the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for, among other things, seeking, considering and recommending to our Board qualified candidates for election as directors and recommending a slate of nominees for election as directors at the annual meeting. It also periodically prepares and submits to our Board for adoption the Committee’s selection criteria for director nominees. It reviews and makes recommendations on matters involving general operation of our Board and our corporate governance, and annually recommends to our Board nominees for each committee of our Board. In addition, the Committee annually facilitates the assessment of our Board’s performance as a whole and of the individual directors and reports thereon to our Board.

A copy of the Nominating and Corporate Governance Committee charter is available on our website at www.nrfc.com under the heading “Investor Relations—Corporate Governance” and is also available without charge to stockholders upon written request to: NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022, Attn: General Counsel.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks or employee participation on the Compensation Committee.

Director Independence

Of our eight directors, six have been determined by our Board to be independent for purposes of the NYSE listing standards. In determining director independence, our Board reviewed, among other things, any transactions or relationships that exist currently or that have existed since our incorporation, between each director and the Company and its subsidiaries, affiliates and equity investors or independent auditors. In particular, our Board reviewed current or recent business transactions or relationships or other personal relationships between each director and the Company, including such director’s immediate family and companies owned or controlled by the director or with which the director was affiliated. The purpose of this review was to determine whether any such transactions or relationships failed to meet any of the objective tests promulgated by the NYSE for determining independence or were otherwise sufficiently material as to be inconsistent with a determination that the director is independent. Our Board also examined whether there were any transactions or relationships between each director and members of our senior management or our affiliates.

As a result of its review, our Board affirmatively determined that Messrs. Cummings, Junquera, Minami, Paglia and Sambamurthy and Ms. Hannaway are independent under the NYSE listing standards.

Board Leadership Structure; Meetings of Independent Directors

Our Board believes it is important to select its chairman and the Company’s chief executive officer in the manner it considers in the best interests of the Company at any given point in time. The members of our Board possess considerable business experience and in-depth knowledge of the issues the Company faces, and are therefore in the best position to evaluate the needs of the Company and how best to organize the Company’s leadership structure to meet those needs. Accordingly, the chairman and chief executive officer positions may be filled by one individual or by two different individuals. After careful consideration, our Board believes that the most effective leadership structure for the Company at this time is for Mr. Hamamoto to serve as both our chairman and chief executive officer. Mr. Hamamoto’s combined role as chairman and chief executive officer creates a firm link between management and our Board and provides unified leadership for carrying out the Company’s strategic initiatives and business plans. Our Board continually evaluates the Company’s leadership structure and could in the future decide not to combine the chairman and chief executive officer positions if it believes that doing so would serve the best interests of the Company.

To promote the independence of our Board and appropriate oversight of management, the independent directors select a Lead Non-Management Director, currently Ms. Hannaway, to facilitate free and open discussion and communication among the independent directors of our Board and management. The Lead Non-Management Director presides at all executive sessions at which only non-management directors are present. These meetings are held in conjunction with the regularly scheduled quarterly meetings of our Board, but may be called at any time by our Lead Non-Management Director or any of our other independent directors. In 2013, our independent directors met six times in executive session without management present following Board meetings and met outside of regularly scheduled Board meetings on a number of occasions. Our Lead Non-Management Director sets the agenda for these meetings held in executive session and discusses issues that arise during those meetings with our chairman. Our Lead Non-Management Director also discusses with our chairman and secretary Board meeting agendas and may request inclusion of additional agenda items for meetings of our Board. It is expected, as provided in our corporate governance guidelines, that the individual who serves as the Lead Non-Management Director shall rotate every two years.

Communications with Directors

Our Board has established a process to receive communications from interested parties, including stockholders. Interested parties may contact the Lead Non-Management Director, any member or all members of our Board by mail. To communicate with our Board, any individual director or any group or committee of directors, correspondence should be addressed to our Board or any such individual director or group or committee of directors by either name or title. All such correspondence should be sent in care of our General Counsel at NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022.

All communications received as set forth in the preceding paragraph will be opened by the office of our General Counsel for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee. In the case of communications to our Board or any group or committee of directors, the office of the General Counsel will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope is addressed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership of such securities on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on our review of the copies of such forms we received or written representations from certain reporting persons that no filings on such forms were required for those persons, we believe that all such filings required to be made during and with respect to the fiscal year ended December 31, 2013 by Section 16(a) were timely made.

Director Nomination Procedures

The Nominating and Corporate Governance Committee generally believes that, at a minimum, candidates for membership on our Board should have demonstrated an ability to make a meaningful contribution to our Board’s oversight of our business and affairs and have a record and reputation for honest and ethical conduct. The Nominating and Corporate Governance Committee recommends director nominees to our Board based on, among other things, its evaluation of a candidate’s experience and skills, relevant industry background and knowledge, integrity, ability to make independent analytical inquiries and a willingness to devote adequate time and effort to Board responsibilities. In addition to the criteria set forth above, when identifying and selecting nominees for our Board, the Nominating and Corporate Governance Committee does not have a specific diversity policy with respect to the director nomination process, but strives to create diversity in perspective, background and experience in our Board as a whole and seeks to have our Board nominate candidates who have such diverse perspective, background and experience.

In the future, the Nominating and Corporate Governance Committee intends to identify potential nominees by asking current directors and executive officers to notify the committee if they become aware of persons who meet the criteria described above. The Nominating and Corporate Governance Committee also, from time-to-time, may engage firms, at our expense, that specialize in identifying director candidates. As described below, the Nominating and Corporate Governance Committee will also consider candidates recommended by stockholders.

The Nominating and Corporate Governance Committee anticipates that once a person has been identified by the Committee as a potential candidate, the Committee will collect and review publicly-available information regarding the person to assess whether the person should be considered further. If the Nominating and Corporate Governance Committee determines that the candidate warrants further consideration, the chairman or another member of the Committee will contact the person. If the person expresses a willingness to be considered and to serve on our Board, the Nominating and Corporate Governance Committee will request information from the candidate, review the person’s accomplishments and qualifications, including in light of any other candidates that the Committee might be considering and conduct one or more interviews with the candidate. In certain instances, members of the Nominating and Corporate Governance Committee may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater first-hand knowledge of the candidate’s accomplishments.

The Nominating and Corporate Governance Committee will consider written recommendations from stockholders of potential director candidates that have followed the procedures for nominating directors set forth in our Amended and Restated Bylaws, or our bylaws. Such recommendations should be submitted to the Nominating and Corporate Governance Committee in care of our General Counsel at NorthStar Realty Finance Corp., 399 Park Avenue, 18th Floor, New York, New York 10022. Director recommendations submitted by stockholders must comply with the procedures set forth in our bylaws, as such may be amended from time-to-time, including providing the following:

•                  the name, age and business address of the individual(s) recommended for nomination;

•                  the class, series and number of any shares of our stock that are beneficially owned by the individual(s) recommended for nomination;

•                  the date such shares of our stock were acquired by the individual(s) recommended for nomination and the investment intent of such acquisition;

•                  whether and the extent to which the individual(s) recommended for nomination or the nominating stockholder(s) have engaged in any hedging, derivative or similar transactions involving our securities, including our common stock, since our last annual meeting; and

•                  all other information relating to such candidate that would be required to be disclosed pursuant to Regulation 14A under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected.

The foregoing is a summary only and you should refer to our bylaws for a full description of the procedures required to nominate a director. The Nominating and Corporate Governance Committee expects to use a similar process to evaluate candidates to our Board recommended by stockholders as the one it uses to evaluate candidates otherwise identified by the Committee.

Risk Oversight

Risk is inherent with every business and how well a business manages risk can ultimately determine its success. Our management team is responsible for our risk exposures on a day-to-day basis by identifying the material risks we face, implementing appropriate risk management strategies that are responsive to our risk profile, integrating consideration of risk and risk management into our decision-making process and, if necessary, promulgating policies and procedures to ensure that information with respect to material risks is transmitted to our Board. Our Board, as a whole and through its committees, has the responsibility to oversee and monitor these risk management processes by informing itself of material risks and evaluating whether management has reasonable controls in place to address the material risks; our Board is not responsible, however, for defining or managing our various risks. Our Board is regularly informed by management of potential material risks and activities related to those risks at Board meetings. Members of our management team generally attend all Board meetings and management is readily available to our Board to address any questions or concerns raised by our Board on risk management and any other matters.

Director Attendance at Annual Meeting

We do not currently maintain a policy requiring our directors to attend the annual meeting of stockholders. Messrs. Hamamoto and Paglia as well as Ms. Hannaway each attended the 2013 annual meeting of stockholders.

Directors Offer of Resignation Policy

Whenever a member of our Board: (i) accepts a position with a company that is competitive to the business(es) then engaged in by the Company; or (ii) violates our code of business conduct and ethics, corporate governance guidelines or any other Company policy applicable to members of our Board, pursuant to our resignation policy, he or she is to offer his or her resignation to the Nominating and Corporate Governance Committee for its consideration. The Nominating and Corporate Governance Committee will consider the resignation offer, giving due consideration to all relevant factors that the Nominating and Corporate Governance Committee deems appropriate under the circumstances, including, without limitation, any requirement of the NYSE or any rule or regulation promulgated under the Exchange Act, and will recommend to our Board the action to be taken with respect to any resignation offer.

Chief Executive Officer Succession Plan

Our Board has adopted a succession plan, which it intends to review periodically, with respect to selecting a successor to our chief executive officer.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Compensation Discussion and Analysis

General

This section describes the process that the Compensation Committee undertakes and the factors it considers in determining the appropriate compensation for our executive officers. The Compensation Committee is responsible for establishing and monitoring compensation programs and for evaluating the performance of our executive officers. The Compensation Committee reviews and approves individual executive officer salaries, bonuses and other equity-based awards.

Liquidity and capital started to become more available in the commercial real estate markets to stronger sponsors in 2012 and 2013 and Wall Street and commercial banks began to more actively provide credit to real estate borrowers.  The U.S. economy improved in 2013 but at a slower than expected pace. Challenges still remain due to the uncertainty of the political climate, including federal budget deficits, debt ceiling, gridlock, Federal Reserve policy, concern with emerging market economies and other matters and their impact to the U.S. economy.  The performance and efforts of our management team through varying economic and market conditions, including with respect to our legacy portfolio, continued to be evident in the Company’s performance in 2013. Our management team performed extremely well and generated $1.06 per share of cash available for distribution, or CAD, and issued $1.9 billion of corporate capital during 2013. For a reconciliation of net income (loss) attributable to common stockholders to CAD, please refer to page 108 of the Company’s Form 10-K for the year ended December 31, 2013.  During 2013, the Company committed to $3.6 billion of diversified commercial real estate investments with an expected weighted average return on equity in excess of 16%, which is accretive to the Company’s dividend. Additionally, the Company made investments of $1.3 billion on behalf of the Company’s sponsored non-traded REITs. As a result of the Company’s continued strong performance and operating cash flow, it increased its dividend each quarter in 2013, resulting in ten consecutive increases.  In addition, the Company raised $683 million of capital for its sponsored non-traded REIT resulting in $1.3 billion being raised from inception through December 31, 2013.  On December 10, 2013, we announced that our board of directors unanimously approved a plan to spin-off our asset management business into a separate publicly-traded company in the form of a tax-free distribution.  In connection with the spin-off, we formed NorthStar Asset Management Group Inc., or NSAM. We will be externally managed by NSAM through a management contract with an initial term of 20 years.  NSAM will also manage our sponsored non-traded REITs: NorthStar Income, NorthStar Healthcare and NorthStar Income II, our Sponsored Companies. In addition, NSAM will own NorthStar Realty Securities, LLC, or NorthStar Securities, our captive broker-dealer platform and perform other asset management-related services.  NSAM will be led by our current management team, which has a proven track record of managing and growing both our company and our Sponsored Companies. Following the spin-off, we will retain our loan origination business and the employees engaged in such business. We expect the spin-off to be completed in the second quarter of 2014.

As of December 31, 2013, the Company had total equity capitalization, including common and preferred stock, of $5.0 billion.  Into 2014, the Company experienced further significant growth and as of February 28, 2014, the Company had total equity capitalization of $6.0 billion.

The Company’s total stockholder return for 2013 was 107.7%. Additionally, the below chart presents a comparison of the Company’s five-year cumulative total stockholder return to the Russell 2000 and NAREIT All REIT Index.

(1)         The graph assumes an investment of $100 on January 1, 2009 and the reinvestment of any dividends. The stock price performance shown on this graph is not necessarily indicative of future price performance. The information in the graph and the table above was obtained from Bloomberg Finance, LP., Russell Investments and NAREIT.

The CEO’s compensation, on a relative basis, has generally increased along with the Company’s performance.

The below chart presents a comparison of the CEO’s compensation and the Company’s total stockholder return for the five years ended December 31, 2013:

As of February 28, 2014, the Company’s compounded annual stockholder return since its initial public offering, or IPO, in 2004 was 18% per year, despite the severe economic recession and liquidity/credit crises which saw the failure of many of the Company’s competitors. The Compensation Committee believes that management’s strong performance last year and over the last several years has been a critical component of our success, both on an absolute basis and relative to similarly situated companies.

Compounded Annual Total Return(1)

October 2004 (IPO) through February 2014

(1)         Commercial mortgage REITs include Arbor Realty Trust, Inc., Newcastle Investment Corp., RAIT Financial Trust and iStar Financial Inc.

Compensation Policies and Objectives

In 2009, the Compensation Committee, with the support of management, revised the Company’s compensation practices in a continuing effort to closely tie compensation to performance with relatively limited amounts of discretion afforded to the Compensation Committee compared to historic compensation determinations. In doing so, in 2009 the Compensation Committee adopted the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan, or the Incentive Plan.

The Compensation Committee has designed and administers our executive compensation programs with the intention of incenting long-term superior performance. Compensation of our executive officers reflects and supports the goals and strategies that we establish. Our compensation programs are designed to link compensation with performance and to provide competitive levels of compensation relative to our peers and other companies that may compete for the services of our executive officers. We have historically compensated our executive officers through a mix of base salary, bonus (both cash and equity based) and long-term equity compensation. The Compensation Committee has established the following primary objectives in determining the compensation of our executive officers and seeks to continuously evaluate these objectives in light of the Company’s on-going strategic goals and general economic conditions:

•                  to align our executive officers’ interests with the long-term interests of our stockholders;

•                  to provide rewards consistent with corporate performance;

•                  to attract and retain highly qualified executives that we expect to contribute to our success by paying competitive levels of compensation; and

•                  to motivate executives to contribute to the achievement of shifting corporate and business goals, as well as individual goals.

The Compensation Committee monitors the effectiveness of our compensation programs on an ongoing basis and will continue to study and seek to develop improvements to our compensation practices as circumstances warrant.

With the adoption of the Incentive Plan and the creation of performance metrics annually under the Incentive Plan, the Compensation Committee believes that it has closely tied the compensation for executive officers to the Company’s performance, closely aligned management’s interests with those of stockholders, created both long-term and short-term goals and objectives and potentially created a meaningful retention tool for executive officers. Additionally, the Compensation Committee believes that the Incentive Plan provides a competitive compensation framework for a management team that has performed at a high level for an extended period of time and markedly outperformed companies in its competitive space.

Compensation Consultant and Benchmarking

The Compensation Committee approves all compensation and equity awards for our named executive officers, which in 2013 included our chief executive officer, president, chief investment and operating officer, chief financial officer and executive vice president, general counsel and secretary. The Compensation Committee largely considers compensation for our executive officers in light of competitive compensation levels, among other things, and has the sole authority to retain compensation consultants to assist in the evaluation of executive officer compensation. In this regard, the Compensation Committee engaged Towers Watson as its independent compensation consultant in 2009 and has continued to use Towers Watson’s compensation consulting services, since 2009 including 2013. Towers Watson does not provide services to the Company other than relating to its role as a compensation consultant. In evaluating compensation for our executive officers for 2013 and in considering the annual framework under the Incentive Plan, the Compensation Committee relied on materials prepared by Towers Watson.

Historically, the Compensation Committee annually evaluated a peer group proposed by its compensation consultant. In connection with the implementation of the Incentive Plan, Towers Watson reviewed companies within a competitive peer set, including externally-managed REITs, to help provide the Compensation Committee with a framework for understanding the pay practices at such firms and to help with the design and development of the Incentive Plan. While the Incentive Plan generally provides for a fixed formula and metric-based plan for determining compensation, in 2013 Towers Watson nonetheless provided information about compensation practices at other companies to help provide the Compensation Committee an awareness of current compensation practices at such firms. These firms represented a diverse group of companies in terms of size, location, market capitalization, earnings and business strategy because of the complex nature of our business and the demand for highly-talented and skilled employees in the commercial real estate sector that are transferable to a diverse group of companies. With the overall labor market improving following the recent global economic recession, we believe that highly-talented, executive level employees in our industry are in very high demand.

Process for Determining Compensation Awards

In determining historical compensation packages for individual executive officers, the Compensation Committee considered the overall compensation for each executive officer and then allocated that compensation among base salary, bonus and incentive compensation in such a way as to maximize our retention capabilities and to best align the interests of our executive team with that of our stockholders. In determining compensation for 2013 and long-term compensation arrangements, the Compensation Committee worked with Towers Watson and management to formulate performance metrics under the Incentive Plan.

The preliminary framework for the Incentive Plan was initially created by Towers Watson and then reviewed by the Compensation Committee. The Compensation Committee then engaged in a direct dialogue with Towers Watson to refine various components of the Incentive Plan. The framework of the Incentive Plan was then provided to management. Management assisted the Compensation Committee and Towers Watson by providing information and feedback on the Incentive Plan. The Compensation Committee made allocations under the Incentive Plan in January 2013 and reserved a portion of the pool to be allocated to the executive officers if the performance hurdles would be achieved. The Compensation Committee also worked with Towers Watson on the allocations within the three separate incentive compensation components to each of the executive officers and to prepare the appropriate performance metrics under the Incentive Plan. Additionally, the Compensation Committee discussed the proposed Incentive Plan allocations and metrics with our chief executive officer to seek his recommendations regarding the compensation of the other executive officers. After these initial stages and the collection of information, Towers Watson provided more specific recommendations with respect to the Incentive Plan and its components. Following additional discussion between Towers Watson, the Compensation Committee and management, the Compensation Committee formulated the Incentive Plan for 2013.

In connection with the implementation of the Incentive Plan for 2013, the Compensation Committee held three formal meetings primarily relating to such metrics and allocations. Additionally, the Compensation Committee held executive sessions at certain of these meetings without management present and with and without Towers Watson present. Furthermore, the Compensation Committee held several informal meetings during 2013 relating to executive compensation with only the members of the Compensation Committee and other informal meetings with only Towers Watson and/or the chief executive officer.

In early 2014, the final annual bonus and the deferred bonus amounts were set by the Compensation Committee consistent with the initial percentage allocations and the allocations of the portion of the pool that was reserved in 2013. Additionally, Mr. Hamamoto reviewed with the Compensation Committee his recommendations with respect to the 20% component under the Incentive Plan that is not formulaic, which is further described below under “Elements of Compensation—Bonuses—Annual and Deferred Cash Bonuses.” Following dialogue with Mr. Hamamoto, Towers Watson and other members of our Board relating to these matters, the Compensation Committee ultimately made the final determinations relating to executive compensation, which it provided to our chief executive officer who then informed the other executive officers.

At our 2013 annual meeting, a non-binding, advisory resolution approving the compensation paid to our named executive officers, as disclosed in our proxy statement for the 2013 annual meeting, including the Compensation Discussion and Analysis, compensation tables and narrative discussions, was approved by our stockholders, with 61% of the votes cast having been voted in favor of the proposal to approve such resolution. The Compensation Committee considered the percentage of votes cast in favor of this proposal and re-evaluated all elements of the Company’s compensation programs.

Furthermore, during 2013 the Company continued to meet with its institutional shareholders.  During 2013, the Company met with over 100 separate institutional investors discussing, among other things, the Company’s performance, the value of its businesses including the asset management business and management’s performance and alignment with shareholders. These meetings, along with the Company’s growth and performance, contributed to a significant increase in the amount of institutional shareholders.  Based on the feedback received during these meetings, the Company believes that its institutional shareholders are generally strongly supportive of management’s overall performance and alignment with shareholders.

The Compensation Committee believes that the Incentive Plan provides: (i) strong alignment of interests with shareholders and (ii) significant long-term and short-term metrics that must be achieved in order to earn bonuses.

Based on the Compensation Committee’s re-evaluation of the Incentive Plan, the Company’s positive feedback from institutional investors, the Company’s continued strong performance relative to its peers and the approval of the say-on-pay resolution at our 2013 annual meeting, the Compensation Committee generally has maintained the structure of the Incentive Plan and our executive compensation programs that had been described in our proxy statement for the 2013 annual meeting.

Compensation Risks

The Compensation Committee, with assistance from its independent compensation consultant, reviewed the compensation policies and practices of executive and non-executive compensation to determine whether they encourage unnecessary or excessive risk-taking.  Based on this review, we concluded that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on the Company.  Our conclusion was based primarily on the following findings:

•                  significant weighting towards long-term incentive compensation discourages short-term risk-taking;

•                  performance goals are set to avoid creating incentives for excessive risk-taking, reflect a balanced mix of goals aligned with our strategic objectives, are both quantitative and qualitative, and provide a comprehensive framework for assessing performance;

•                  there are downside risks associated with pursuing poor business/strategic alternatives, including failure to meet targets under our Incentive Plan and decline in stock price for RSUs previously granted under our Incentive Plan that are subject to vesting over three or four years;

•                  vesting schedules for limited partnership interests in our operating partnership which are structured as profits interest, or LTIP Units, cause management to have a significant amount of unvested awards at any given time;

•                  the Company maintains a clawback policy as described elsewhere in this Annual Report;

•                  our compensation levels and opportunities are in keeping with appropriate competitive practice; and

•                  share ownership guidelines require management to hold a certain amount of our stock, such that an appropriate portion of each senior officer’s personal wealth is aligned with our long-term performance.

Additionally, the independent compensation consultant found no design features in the Company’s compensation practices that pose a significant concern from the perspective of motivating excessive risk-taking.  As such, the independent compensation consultant determined that no changes to the design features or policies are required.

2004 Stock Incentive Plan

The NorthStar Realty Finance Corp. 2004 Omnibus Stock Incentive Plan, or the 2004 Stock Incentive Plan, was initially adopted in 2004 in connection with the Company’s initial public offering and was amended and restated in May 2013, following approval by stockholders at our 2013 annual meeting. The 2004 Stock Incentive Plan was amended and restated to increase the number of shares under the plan by 8,000,000 and to make certain other changes. The purpose of the 2004 Stock Incentive Plan is to enable the Company to attract and retain highly-qualified personnel who will contribute to the Company’s success and to provide incentives to participants that are linked directly to increases in stockholder value and will, therefore, inure to the benefit of all stockholders of the Company. The 2004 Stock Incentive Plan provides for the issuance of stock-based incentive awards, including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and other equity-based awards, or any combination of the foregoing. The eligible participants of the 2004 Stock Incentive Plan include our directors, officers, employees, consultants and advisors. The Compensation Committee believes that the issuance of stock-based awards under the 2004 Stock Incentive Plan has provided a long-term incentive to our executive officers and aligned their interests with those of our stockholders.

Elements of Compensation

The key elements of our executive compensation program are as follows:

Base Salary

The Compensation Committee’s base salary determinations are generally dependent upon the scope of each executive officer’s responsibilities, experience and expected performance and contributions to our business, as well as contractual obligations that we have entered into with our executive officers. We entered into employment and non-competition agreements in 2007 with each of Messrs. Hamamoto, Tylis and Gilbert, in 2011 with Ms. Hess and in 2012 with Mr. Lieberman. Pursuant to these arrangements, the minimum annual base salaries established for these executive officers were as follows: Mr. Hamamoto - $950,000; Mr. Tylis,  Mr. Gilbert and Ms. Hess - $500,000; and Mr. Lieberman - $400,000. The minimum base salaries that we negotiated with these executive officers were based on our understanding of base salaries for comparable positions at similarly situated companies at the time, the individual experience and skills of, and expected contribution from, each of these executive officers, the roles and responsibilities of these executive officers and the base salaries of these executive officers in prior years.  In February 2013, the Compensation Committee determined to increase base salaries for 2013 to the following amounts given the increased responsibilities associated with the growth and performance of the Company as follows: Mr. Hamamoto - $1,050,000; Mr. Tylis and Mr. Gilbert - $600,000; Ms. Hess - $575,000; and Mr. Lieberman - $500,000.

Bonuses

In determining bonuses for 2013, the Compensation Committee looked solely to the amounts payable pursuant to the Incentive Plan, which primarily consisted of amounts payable pursuant to pre-established, performance-based goals but also included discretionary components.

In determining the amount of the discretionary components of bonuses for 2013 payable to each executive officer, the Compensation Committee has generally focused on:

•                  overall company performance;

•                  each executive officer’s contribution to the performance of the Company;

•                  competitive compensation practices; and

•                  aligning the long-term interests of our stockholders with those of our executive officers.

Incentive Plan Overview

In adopting and designing the Incentive Plan, the Compensation Committee considered, among other things, compensation payable in the real estate industry, including under management contracts for externally-advised REITs, the long-term interests of stockholders and the alignment of those interests with the interests of the Company’s management team. While the Compensation Committee believes that the framework for the Incentive Plan provides a solid foundation under which to address certain aspects of compensation for the Company, the Compensation Committee evaluates the Incentive Plan and other compensation arrangements annually and considers modifications as appropriate.

Under the Incentive Plan, a potential incentive compensation pool will be established each calendar year. For each year, the size of the incentive pool will be calculated as the sum of: (a) 1.75% of the Company’s “adjusted equity capital” during that year; and (b) 25% of the Company’s AFFO (as defined in the Incentive Plan) during that year, above a 9% return hurdle on adjusted equity capital. Any payout from the incentive pool is then subject to achievement of additional performance goals. The incentive pool is expected to be divided into the following three separate incentive compensation components: (1) an annual cash bonus, tied to annual performance of the Company and paid prior to or shortly after completion of the year-end audit; (2) a deferred cash bonus, determined based on the same year’s performance, but paid 50% following the end of each of the first and second years after such incentive pool is determined, subject to the participant’s continued employment through each payment date; and (3) a long-term incentive, vesting during or at the end of a three or four-year period based, in whole or in part, on the Company’s achievement of additional cumulative performance goals for the three or four-year period, subject to the participant’s continued employment through the applicable vesting date. Performance goals for each component for 2013 were set by the Compensation Committee initially upon the adoption of the 2013 metrics under the Incentive Plan. The goals will generally be divided into distinct ranges of performance, each of which will correspond to a pay-out level equal to a percentage of a participant’s pool allocation for such component.

The incentive pool for each year under the Incentive Plan, if earned, is expected to be allocated among the Company’s executives and employees. The table below sets forth the final 2013 allocations of the incentive pool to the Company’s executive officers:

Participant	Annual Bonus Pool Percentage	Deferred Bonus Pool Percentage	Long-Term Incentive Pool Percentage	Total Bonus Pool Percentage
David T. Hamamoto	9.9%	6.6%	13.5%	30.0%
Albert Tylis	6.6%	4.4%	9.0%	20.0%
Daniel R. Gilbert	6.6%	4.4%	9.0%	20.0%
Debra A. Hess	2.0%	2.0%	2.0%	6.0%
Ronald J. Lieberman	1.0%	1.0%	1.0%	3.0%

Annual and Deferred Cash Bonuses

80% of the annual cash bonus component for 2013 was calculated based on operating cash flow and adjusted funds from operations, or AFFO, targets ranging from $0.45 to $0.85 per share and $0.30 to $0.86 per share, respectively and liquidity targets ranging from $35 million to $65 million and capital raise targets for the Company’s non-traded REITs ranging from $500 million to $725 million with weightings determined for each executive. The remaining 20% of the 2013 annual cash bonus was determined in the Compensation Committee’s discretion.  See page 109 of the Original Filing for information on how AFFO is calculated from our audited financial statements.  The table below sets forth the weightings for the performance goals for the 2013 annual bonus for each executive:

Participant	Operating Cash Flow Target	AFFO Target	Liquidity Target	Non-Traded REIT Capital Raise Target
David T. Hamamoto	23.33%	23.33%	23.33%	10.00%
Albert Tylis	23.33%	23.33%	23.33%	10.00%
Daniel R. Gilbert	20.00%	20.00%	20.00%	20.00%
Debra A. Hess	21.67%	21.67%	21.67%	15.00%
Ronald J. Lieberman	21.67%	21.67%	21.67%	15.00%

The Company exceeded the maximum operating cash flow, AFFO and liquidity targets and achieved 85% of the capital raise targets set forth under the Incentive Plan for 2013. Additionally, with respect to the 20% discretionary component of the 2013 annual cash bonus, the Compensation Committee awarded 100% of the discretionary component relating to annual and deferred cash bonuses to Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess. The deferred cash bonus component was calculated based on the same performance measures as the annual cash bonus, but paid as described herein.

As described above, the Compensation Committee considers, among other things, each executive officer’s contribution to the performance of the Company in determining the discretionary component of bonuses for the executive officers under the Incentive Plan.  The Compensation Committee placed considerable significance on the team effort put forth by the executive officers, which the Compensation Committee believes has been instrumental in the Company’s long-term success. The Compensation Committee also considered the Company’s ability to raise capital and increase the dividend, along with the resulting increase in the Company’s share price, and the Company’s positive outlook going into 2014.  Further, on December 10, 2013, we announced that our board of directors unanimously approved a plan to spin-off our asset management business into a separate publicly-traded company in the form of a tax-free distribution. Since this announcement, our stock price has appreciated significantly demonstrating the market’s accepting of the proposed spin-off.

In terms of individual performance, the Compensation Committee considered the following in evaluating bonuses for each of the executive officers: (i) Mr. Hamamoto’s leadership and strategic foresight, corporate profitability, mentoring and development of the executive team, interaction with the Board and overall Board dynamics, management of relationships with investors and other market participants and maintenance of a superior corporate culture; (ii) Mr. Tylis’s support of the CEO in setting strategic direction, overseeing the implementation of business strategies and objectives, day-to-day management of the business, investor relations and marketing, capital raising efforts, supervision and oversight of investment activities, management of corporate risk and mentoring non-executive officers; (iii) Mr. Gilbert’s performance with respect to growing the Company’s alternative capital raising channels, including oversight of our broker-dealer, day-to-day management of the business, supervision and oversight of investment, asset management and healthcare real estate activities, credit quality of the Company’s commercial real estate loans and mentoring non-executive officers; (iv) Ms. Hess’s integration of new accounting and processes for significant investments such as the limited partnership interests and manufactured housing, continuing to build out the accounting and reporting team, especially for our non-traded REIT business, maintaining best practices on accounting and financial reporting including streamlining the processes for improved efficiencies and working with Mr. Hamamoto and Mr. Tylis to improve investor relations and marketing; and (v) Mr. Lieberman’s oversight and responsibility for all legal functions of the Company, including related to SEC filings, capital raising, negotiating and executing significant transactions, the planned spin-off of our asset management business into NSAM, governance and internal policies, regulatory compliance, oversight of outside counsel, support of growth in our alternative capital raising channels, risk management, dispute resolution, integration of associate general counsel and other legal staff as well as oversight of human resources.

Based on the foregoing, the following annual cash bonuses were paid pursuant to the Incentive Plan for our executive officers for the 2013 fiscal year: David T. Hamamoto—$6,732,126; Albert Tylis—$4,488,084; Daniel R. Gilbert—$4,419,737; Debra A. Hess—$1,349,670 and Ronald J. Lieberman—$674,835. Additionally, the following deferred cash bonuses pursuant to the Incentive Plan were awarded to our executive officers for the 2013 fiscal year: David T. Hamamoto—$4,488,084; Albert Tylis—$2,992,056; Daniel R. Gilbert—$2,946,492; Debra A. Hess—$1,349,670; and Ronald J. Lieberman—$674,835.  50% of the deferred cash bonuses are payable in cash on December 31, 2014, subject to continued employment through such date and the following deferred LTIP Units were issued in lieu of the remaining 50% of the deferred cash bonuses: David T. Hamamoto—188,575; Albert Tylis—125,717; Daniel R. Gilbert—123,802; Debra A. Hess—56,709; and Ronald J. Lieberman—28,354.  Deferred LTIP Units are equity awards representing the right to receive either LTIP Units in the Operating Partnership or its successor or, if such LTIP Units are not available, upon settlement of the award, shares of common stock of the Company.  The deferred LTIP Units are subject to vesting based on continued employment through December 31, 2015.

Long-Term Incentive Awards

As with annual and deferred cash bonuses, long-term incentive awards are intended to compensate our executive officers for their performance and the performance of the Company. Additionally, long-term incentive awards are also designed to strengthen our ability to retain talented executives and create an incentive for executives to consider our long-term best interests. In the past, the Compensation Committee has made annual equity awards that vest over a three or four-year period, which appropriately align our executive officers’ interests with those of our stockholders and further the long-term perspective necessary for success in our business.

Historically, the Compensation Committee has viewed, and continues to view, common stock awards (or awards settled in common stock) to executive officers as a proper way to align the interests of our executive officers with those of our stockholders. To the extent performance conditions are met, the Compensation Committee also believes it is in the Company’s best interests to settle restricted stock units, or RSUs, with shares of common stock and have the ability to issue shares of common stock upon the redemption of common units in our operating partnership issued upon conversion of long-term incentive plan units in our operating partnership, or LTIP Units. If shares of common stock are not available and if performance conditions are met or such common units are tendered for redemption, we will be required to satisfy these obligations in cash.

For the long-term incentive component for 2013, following the formation of the incentive pool for the year ended December 31, 2013, we determined the value of each executive officer’s pool allocation for this component, or the 2013 Initial Long-Term Allocation. For one-half of this component, we then granted each executive officer a number of RSUs determined by dividing 50% of the executive officer’s 2013 Initial Long-Term Allocation by the 20-day average closing price of the Company’s common stock as of December 31, 2013. Upon the conclusion of the four-year performance period ending December 31, 2016, subject to the executive officer’s continued employment through such date, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout for each RSU actually earned based on the Company’s achievement of a stock price goal during the performance period, or the 2013 RSU Payout. The 2013 RSU Payout, if any, will be paid in the form of shares of common stock or LTIP Units (if permitted by us and elected by the executive officer) to the extent shares of common stock are available under the Company’s equity compensation plans or, if sufficient shares are not available, in cash. Upon the conclusion of the four-year performance period ending December 31, 2016, each executive officer will also receive the distributions that would have been paid with respect to a share of common stock (for each RSU actually earned) during the second, third and fourth year of such four-year performance period. For the four-year performance period ending December 31, 2016, in order to earn the full 2013 RSU Payout, the Company’s total stockholder return (as defined in the Incentive Plan as “TSR”) from January 1, 2013 through December 31, 2016 must exceed

12%, compounded annually. An amount equal to 25% but less than 100% of the 2013 RSU Payout will be earned if the TSR from January 1, 2013 through December 31, 2016 equals or exceeds 6% and is less than 12%, compounded annually, which amount shall be determined through linear interpolation. No amount of the 2013 RSU Payout will be earned if the TSR for this period is less than 6%, compounded annually. For the other half of the long-term incentive component for 2013, we granted each executive officer a number of deferred LTIP Units determined by dividing the remaining 50% of the executive officer’s 2013 Initial Long-Term Allocation by the 20-day average closing price of the Company’s common stock as of December 31, 2013. The foregoing deferred LTIP Units vest in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through the applicable vesting date and may not be sold prior to December 31, 2016.

Pursuant to the formula set forth in the Incentive Plan: (i) the following deferred LTIP Units were allocated to our named executive officers in early 2014, which remain subject to annual vesting through January 29, 2017: David T. Hamamoto—391,595; Albert Tylis—261,064; Daniel R. Gilbert—261,064; Debra A. Hess—58,014; and Ronald J. Lieberman—29,007; and (ii) the following RSUs were allocated to our named executive officers in early 2014, which remain subject to the achievement of cumulative performance goals described above for the four-year period ending December 31, 2016 and are subject to the executive officer’s continued employment through such date: David T. Hamamoto—391,595; Albert Tylis—261,064; Daniel R. Gilbert—261,064; Debra A. Hess—58,014; and Ronald J. Lieberman—29,007.

In early 2013, following the formation of the incentive pool for the year ended December 31, 2012, we determined the value of each executive officer’s pool allocation for this component, or the 2012 Initial Long-Term Allocation. For one-half of this component, we then granted each executive officer a number of RSUs determined by dividing 50% of the executive officer’s 2012 Initial Long-Term Allocation by the 20-day average closing price of the Company’s common stock as of December 31, 2012. Upon the conclusion of the four-year performance period ending December 31, 2015, subject to the executive officer’s continued employment through such date, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout for each RSU actually earned based on the Company’s achievement of a stock price goal during the performance period, or the 2012 RSU Payout. The 2012 RSU Payout, if any, will be paid in the form of shares of common stock or LTIP Units (if permitted by us and elected by the executive officer) to the extent shares of common stock are available under the Company’s equity compensation plans or, if sufficient shares are not available, in cash. Upon the conclusion of the four-year performance period ending December 31, 2015, each executive officer will also receive the distributions that would have been paid with respect to a share of common stock (for each RSU actually earned) during the second, third and fourth year of such four-year performance period. For the four-year performance period ending December 31, 2015, in order to earn the full 2012 RSU Payout, the Company’s total stockholder return (as defined in the Incentive Plan as “TSR”) from January 1, 2012 through December 31, 2015 must exceed 12%, compounded annually. An amount equal to 25% but less than 100% of the 2012 RSU Payout will be earned if the TSR from January 1, 2012 through December 31, 2015 equals or exceeds 6% and is less than 12%, compounded annually, which amount shall be determined through linear interpolation. No amount of the 2012 RSU Payout will be earned if the TSR for this period is less than 6%, compounded annually. For the other half of the long-term incentive component for 2012, we granted each executive officer a number of LTIP Units determined by dividing the remaining 50% of the executive officer’s 2012 Initial Long-Term Allocation by the 20-day average closing price of the Company’s common stock as of December 31, 2012. The foregoing LTIP Units vest in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting date and may not be sold prior to December 31, 2015.

Pursuant to the formula set forth in the Incentive Plan: (i) the following LTIP Units were allocated to our named executive officers in early 2013, which remain subject to annual vesting through January 29, 2016: David T. Hamamoto—551,615; Albert Tylis—367,743; Daniel R. Gilbert—367,743; Debra A. Hess—81,721 and Ronald J. Lieberman—40,860; and (ii) the following RSUs were allocated to our named executive officers in early 2013, which remain subject to the achievement of cumulative performance goals described above for the four-year period ending December 31, 2015 and are subject to the executive officer’s continued employment through such date: David T. Hamamoto—551,615; Albert Tylis—367,743; Daniel R. Gilbert—367,743; Debra A. Hess—81,721 and Ronald J. Lieberman—40,860.

In early 2012, following the formation of the incentive pool for the year ended December 31, 2011, we determined the value of each executive officer’s pool allocation for this component, or the 2011 Initial Long-Term Allocation. For one-half of this component, we then granted each executive officer a number of RSUs determined by dividing 50% of the executive officer’s 2011 Initial Long-Term Allocation by the 20-day average closing price of the Company’s common stock as of December 31, 2011. Upon the conclusion of the four-year performance period ending December 31, 2014, subject to the executive officer’s continued employment through such date, each executive officer will receive a payout, if any, equal to the value of one share of common stock at the time of such payout for each RSU actually earned based on the Company’s achievement of a stock price goal during the performance period, or the 2011 RSU Payout. The 2011 RSU Payout, if any, will be paid in the form of shares of common stock or LTIP Units (if permitted by us and elected by the executive officer) to the extent shares of common stock are available under the Company’s equity compensation plans or, if sufficient shares are not available, in cash. Upon the conclusion of the four-year performance period ending December 31, 2014, each executive officer will also receive the distributions that would have been paid with respect to a share of common stock (for each RSU actually earned) during the second, third and fourth year of such four-year performance period. For the four-year performance period ending December 31, 2014, in order to earn the full 2011 RSU Payout, the Company’s total stockholder return (as defined in the Incentive Plan as “TSR”) from January 1, 2011 through December 31, 2014 must exceed 20%, compounded annually. An amount equal to 25% but less than 100% of the 2011 RSU Payout will be earned if the TSR from January 1, 2011 through December 31, 2014 equals or exceeds 12.5% and is less than 20%, compounded annually, which amount shall be determined through linear interpolation. For the other half of the long-term incentive component for 2011, we granted each executive officer a number of LTIP Units determined by dividing the remaining 50% of the executive officer’s 2011 Initial Long-Term Allocation by the 20-day average closing price of the Company’s common stock as of December 31, 2011. The foregoing LTIP

Units vest in four annual installments beginning on January 29, 2012, subject to the executive officer’s continued employment through the applicable vesting date, and may not be sold prior to December 31, 2014.

Pursuant to the formula set forth in the Incentive Plan: (i) the following LTIP Units were allocated to our named executive officers in early 2012, which remain subject to annual vesting through January 29, 2015: David T. Hamamoto—689,744; Albert Tylis—376,224; Daniel R. Gilbert—376,224; and Debra A. Hess—83,605; and (ii) the following RSUs were allocated to our named executive officers in early 2012, which remain subject to the achievement of cumulative performance goals described above for the four-year period ending December 31, 2014 and are subject to the executive officer’s continued employment through such date: David T. Hamamoto—689,744; Albert Tylis—376,224; Daniel R. Gilbert—376,224; and Debra A. Hess—83,605.

Clawback Policy

Under the Incentive Plan, if the Company is required to prepare a material accounting restatement for any plan year and this restatement: (i) would have reduced the amount paid under the Incentive Plan to the participants for such year; and (ii) was due to an untrue statement of material fact or a material omission of a material fact by a participant, then the Compensation Committee may seek reimbursement from one or more participants for all or any portion of the amount cash or stock paid under the Incentive Plan that would not otherwise have been earned based on the restated financial statements.

Equity Grant Policies

In connection with the adoption of the Incentive Plan, the Compensation Committee determined that it was appropriate to utilize RSUs or LTIP Units, each of which may be settled in cash or in stock because of the limited number of remaining equity awards available under the 2004 Stock Incentive Plan at that time. We do not pay distributions on RSUs issued under our Incentive Plan, for which the payout is based on the achievement of performance hurdles, unless and until the performance hurdles are met, in which case dividends paid during the second, third and fourth year (if applicable) of the applicable performance period would be paid following the conclusion of the applicable performance period on the RSUs if they are earned. As with all LTIP Units issued by the Company, LTIP Units issued under our Incentive Plan that are subject to vesting over time, but not subject to the achievement of performance hurdles, pay distributions on the entire amount of all LTIP Units beginning on the date of grant. As described above, the RSUs that may be awarded under the long-term incentive component of the Incentive Plan will be determined based on the 20-day average closing price of the Company’s common stock at the end of the first year of each grant cycle. Accordingly, we do not have any practice to time the grant of any equity awards in conjunction with the release of material, non-public information.

In establishing award levels, we generally do not consider the equity ownership levels of the recipients or prior awards that are fully vested because earned and/or vested equity awards do not have retention value. Additionally, it is our belief that competitors seeking to hire our employees would not give credit for equity ownership in our Company and, accordingly, to remain competitive, we would not give credit for ownership levels either.

One of the primary types of equity awards we use are LTIP Units. LTIP Units represent units of partnership interest which are structured as profits interest in our operating partnership and which, conditioned on minimum allocation to the capital accounts of the LTIP unit for federal income tax purposes, may be converted, at the election of the holder, into one common unit of partnership interest in our operating partnership. Upon the election of a holder, each such operating partnership unit is then redeemable for cash equal to the then fair market value of one share of our common stock or, at our option, one share of our common stock. We pay distributions on the entire amount of all LTIP Units beginning on the date of grant.

Historically, although the Compensation Committee has considered forms of equity compensation other than LTIP Units, including stock option grants, the Compensation Committee has determined that LTIP Units best align the interests of our executive officers with those of our stockholders and potentially provide for certain tax benefits to our executive officers. Additionally, grants of LTIP Units may be less dilutive to stockholders over time than options even though the grants of LTIP Units are initially more dilutive because they are deemed outstanding at the time of grant for purposes of CAD, AFFO and earnings per share calculations. Because we are largely measured by the capital markets based on our CAD, which is exclusive of equity-based compensation expense, the Compensation Committee applies a lesser weighting to the accounting cost associated with equity awards in determining the type of equity awards to provide our executive officers.

Stock Ownership Guidelines

Our Board adopted the following minimum stock ownership guidelines for our executive officers and members of our Board:

Title	Guideline
Chief Executive Officer	A multiple of 4X base salary in effect from time-to-time
Other Executive Officers	A multiple of 2X base salary in effect from time-to-time
Directors	A multiple of 3X annual director retainer

Executive officers include officers at or above Executive Vice President. Ownership will include: (i) shares, LTIP Units or deferred LTIP Units owned individually and by a person’s immediate family members or trusts for the benefit of his or her immediate family members; (ii) RSUs, LTIP Units or deferred LTIP Units not yet vested; (iii) shares or LTIP Units held in a

401(k) plan; and (iv) shares or LTIP Units held in employee stock purchase or deferred compensation plans. Executive officers and directors will not be permitted to sell or otherwise transfer any shares or LTIP Units unless and until such time as they meet these stock ownership guidelines. We believe that requiring ownership of our stock creates alignment between executives, directors and stockholders and encourages executives and directors to act to increase stockholder value. As of the date of this Annual Report, all of the named executive officers and directors are in compliance with our stock ownership guidelines and there are currently no pledges of stock, LTIP Units, deferred LTIP Units or other equity awards by the executive officers or directors.

Employment Arrangements

On October 4, 2007, in connection with the expiration of the three-year term of certain employment agreements with certain of our executive officers, we entered into new employment and non-competition agreements with Messrs. Hamamoto, Tylis and Gilbert. We entered into an employment and non-competition agreement with Ms. Hess on April 29, 2011 and Mr. Lieberman on April 18, 2012. Each employment and non-competition agreement has an initial term of three years and will extend on an annual basis for one additional year, unless notice not to renew the employment and non-competition agreement is given 90 days prior to the expiration of its term. Additionally, each employment and non-competition agreement provides for certain payments in the event of termination, as described in “Potential Payments on Termination or Change in Control.”

Other Awards

Perquisites

At this time, we do not believe it is necessary for the attraction or retention of management talent to provide our executive officers with additional compensation in the form of perquisites. Accordingly, in 2013, none of our executive officers received any perquisites.

Retirement Plans

Consistent with the practice of many publicly-traded companies, we maintain a standard 401(k) plan in which all of our employees are entitled to participate. We match 100% of the first 3% of an employee’s contributions and 50% of the next 2% of the employee’s contributions.

Deferred Compensation Plans

At this time, we do not believe it is necessary for the attraction or retention of management talent to provide a deferred compensation plan to any of our executive officers.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of the Company is responsible for, among other things, determining compensation for the Company’s executive officers, administering the Company’s equity compensation plans and producing an annual report on executive compensation for inclusion in the Company’s annual meeting proxy statement. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, under the Securities Exchange Act of 1934, as amended, with management. Based on such review and discussions, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report and our proxy statement.

Compensation Committee:

Judith A. Hannaway, Chairperson

Oscar Junquera

Louis J. Paglia

Compensation of Executive Officers

Summary Compensation Table

The following table shows the compensation for each of our named executive officers in accordance with Item 402(c) of Regulation S-K.

		Salary	Bonus		Awards		Compensation		Compensation	Compensation
	Year	($)	($)		($)		($)		($)(1)	($)
David T. Hamamoto	2013	$1,050,000	$2,050,813	(2)(5)	$7,854,998	(8)	$7,498,865	(11)(14)	$10,200	$18,464,876
Chief Executive Officer	2012	$950,000	$1,773,995	(3)(6)	$5,793,850	(9)	$5,321,986	(12)(15)	$10,000	$13,849,831
	2011	$950,000	$1,738,252	(4)(7)	$2,277,997	(10)	$3,976,658	(13)(16)	$9,800	$8,952,707

Albert Tylis	2013	$600,000	$1,450,535	(2)(5)	$5,236,660	(8)	$5,249,223	(11)(14)	$10,200	$12,546,618
President	2012	$500,000	$1,239,192	(3)(6)	$3,160,282	(9)	$3,717,575	(12)(15)	$10,000	$8,627,049
	2011	$500,000	$1,233,394	(4)(7)	$1,713,091	(10)	$2,556,135	(13)(16)	$9,800	$6,012,420

Daniel R. Gilbert	2013	$600,000	$1,436,866	(2)(5)	$5,236,660	(8)	$5,194,545	(11)(14)	$10,200	$12,478,271
Chief Investment and	2012	$500,000	$1,239,192	(3)(6)	$3,160,282	(9)	$3,717,575	(12)(15)	$10,000	$8,627,049
Operating Officer	2011	$500,000	$1,250,840	(4)(7)	$1,770,041	(10)	$2,608,472	(13)(16)	$9,800	$6,139,153

Debra A. Hess	2013	$575,000	$407,633	(2)(5)	$1,163,707	(8)	$1,492,834	(11)(14)	$10,200	$3,649,374
Chief Financial Officer	2012	$500,000	$371,545	(3)(6)	$702,282	(9)	$1,114,635	(12)(15)	$10,000	$2,698,462
	2011	$250,000	$192,292	(4)(7)	$—		$576,877	(13)(16)	$8,333	$1,027,502

Ronald J. Lieberman	2013	$500,000	$203,817	(2)(5)	$581,846	(8)	$746,417	(11)(14)	$10,200	$2,042,280
Executive Vice President,	2012	$400,000	$137,700	(3)(6)	$150,000	(9)	$413,099	(12)(15)	$10,000	$1,110,799
General Counsel and
Secretary

(1)	Represents matching contributions in connection with our 401(k) plan.
(2)

Represents the allocable discretionary portion of the annual cash bonuses under the Incentive Plan for 2013 and the allocable discretionary portion of the deferred cash bonuses paid in 2013 under the Incentive Plan for 2011 and 2012, if applicable.

(3)

Represents the allocable discretionary portion of the annual cash bonuses under the Incentive Plan for 2012 and the allocable discretionary portion of the deferred cash bonuses paid in 2012 under the Incentive Plan for 2010 and 2011, if applicable.

(4)

Represents the allocable discretionary portion of the annual cash bonuses under the Incentive Plan for 2011 and the allocable discretionary portion of the deferred cash bonuses paid in 2011 under the Incentive Plan for 2009 and 2010, if applicable.

(5)

Does not include the following discretionary portion of the deferred cash bonuses payable on December 31, 2014 (subject to continued employment through such date), awarded to our named executive officers pursuant to the Incentive Plan for 2013: David T. Hamamoto—$448,808; Albert Tylis—$299,206; Daniel R. Gilbert—$294,649; Debra A. Hess—$134,967; and Ronald J. Lieberman—$67,483. Also, does not include the following deferred LTIP Units issued in lieu of the 50% of the discretionary portion of the deferred cash bonuses under the Incentive Plan for 2013 payable on December 31, 2015 (subject to continued employment through such date): David T. Hamamoto—37,715; Albert Tylis—25,143; Daniel R. Gilbert—24,760; Debra A. Hess—11,342; and Ronald J. Lieberman—5,671.

(6)

Does not include the following discretionary portion of the deferred cash bonuses payable 50% on December 31, 2013 and 50% on December 31, 2014 (subject to continued employment through each such date), awarded to our named executive officers pursuant to the Incentive Plan for 2012: David T. Hamamoto—$908,816; Albert Tylis—$605,877; Daniel R. Gilbert—$605,877; Debra A. Hess—$275,399; and Ronald J. Lieberman—$137,700.

(7)

Does not include the following discretionary portion of the deferred cash bonuses payable 50% on December 31, 2012 and 50% on December 31, 2013 (subject to continued employment through each such date), awarded to our named executive officers pursuant to the Incentive Plan for 2011: David T. Hamamoto—$499,960; Albert Tylis—$499,960; Daniel R. Gilbert—$499,960; and Debra A. Hess—$192,292.

(8)

Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were allocated to our executive officers in early 2013 under the Incentive Plan which, for Messrs. Hamamoto, Tylis and Gilbert and Lieberman and Ms. Hess, include: (i) RSUs which remain subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2015 and are subject to the executive officer’s continued employment through such date; and (ii) LTIP Units which vest in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting dates. The fair value of the RSUs was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 0.44%. If we assumed that all of the performance goals and time vesting for the RSUs would be achieved at the grant date, the value of the awards at the grant date would have been as follows: David T. Hamamoto—$4,457,049; Albert Tylis—$2,971,363; Daniel R. Gilbert—$2,971,363; Debra A. Hess—$660,306; and Ronald J. Lieberman—$330,149. The fair value of the LTIP Units was determined based on the stock price on the grant date.

(9)

Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of awards that were allocated to our executive officers in early 2012 under the Incentive Plan which, for Messrs. Hamamoto, Tylis and Gilbert and Ms. Hess, include: (i) RSUs which remain subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2014 and are subject to the executive officer’s continued employment through such date; and (ii) LTIP Units which vest in four annual installments beginning on January 29, 2012, subject to the executive officer’s continued employment through the applicable vesting dates. For Mr. Lieberman, represents the grant date fair value of the LTIP Units granted in early 2012 under the Incentive Plan, which vest in 12 quarterly installments beginning on April 29, 2012, subject to Mr. Lieberman’s continued employment through the applicable vesting dates. The fair value of the RSUs was determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 0.42%. If we assumed that all of the performance goals and time vesting for the RSUs would be achieved at the grant date, the value of the awards at the grant date would have been as follows: David T. Hamamoto—$3,931,541; Albert Tylis—$2,144,477; Daniel R. Gilbert—$2,144,477; and Debra A. Hess—$476,549. The fair value of the LTIP Units was determined based on the stock price on the grant date.

(10)

Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of RSUs that were (i) allocated to our executive officers in early 2011 under the Incentive Plan, which were subject to the achievement of cumulative performance goals for the three-year period ending December 31, 2012 and were subject to the executive officer’s continued employment through such date; and (ii) previously allocated to Mr. Richardson which were allocated to Mr. Tylis and Mr. Gilbert following Mr. Richardson’s resignation from the Company, a portion of which were subject to the achievement of cumulative performance goals for the three-year period ending December 31, 2012 and a portion of were subject to the achievement of cumulative performance goals for the three-year period ended December 31, 2011 (in each case subject to Mr. Tylis’s and Mr. Gilbert’s continued employment through December 31, 2012). The fair value for these awards were determined by a Monte Carlo analysis under a risk-neutral premise using a risk-free interest rate of 0.68% with respect to the component of these performance-based awards that is based on stock price plus the value of these awards based on the probable outcome, as of the grant date, of the component of these performance-based awards that is based on AFFO to the extent such value exceeds the value based on the stock price component. With respect to these awards with performance goals for the three-year period ending December 31, 2012, no additional value was ascribed as a result of the probable outcome, as of the grant date, of the component that is based on AFFO. With respect to the awards with performance goals for the three-year period ended December 31, 2011 that were reallocated in 2011, the probable outcome, as of the date on which these awards were reallocated, which was the grant date, of the component that is based on AFFO was that 50% of the awards would be earned and, as a result, the fair value equaled $2.45 per RSU, which was 50% of the closing price per share of our common stock on the NYSE on the grant date. If we assumed that all of the performance goals for these awards would have been achieved at the grant date, the value of the awards at the grant date would have been as follows: David T. Hamamoto—$5,791,327; Albert Tylis—$3,958,849; and Daniel R. Gilbert—$4,103,631.

(11)

Represents the allocable non-discretionary portion of the annual cash bonuses under the Incentive Plan for 2013 and the allocable non-discretionary portion of the deferred cash bonuses paid in 2013 under the Incentive Plan for 2011 and 2012, if applicable.

(12)

Represents the allocable non-discretionary portion of the annual cash bonuses under the Incentive Plan for 2012 and the allocable non-discretionary portion of the deferred cash bonuses paid in 2012 under the Incentive Plan for 2010 and 2011, if applicable.

(13)

Represents the allocable non-discretionary portion of the annual cash bonuses under the Incentive Plan for 2011, including allocations of the incentive pool under the Incentive Plan for 2011 in 2012 and the allocable non-discretionary portion of the deferred cash bonuses paid in 2011 under the Incentive Plan for 2009 and 2010, if applicable.

(14)

Does not include the following non-discretionary portion of the deferred cash bonuses payable on December 31, 2014 (subject to continued employment through such date), awarded to our named executive officers pursuant to the Incentive Plan for 2013: David T. Hamamoto—$1,795,234; Albert Tylis—$1,196,822; Daniel R. Gilbert—$1,178,597; Debra A. Hess—$539,868; and Ronald J. Lieberman—$269,934. Also, does not include the following deferred LTIP Units issued in lieu of the 50% of the non-discretionary portion of the deferred cash bonuses under the Incentive Plan for 2013 payable on December 31, 2015 (subject to continued employment through such date): David T. Hamamoto—150,860; Albert Tylis—100,574; Daniel R. Gilbert—99,042; Debra A. Hess—45,367; and Ronald J. Lieberman—22,683.

(15)

Does not include the following non-discretionary portion of the deferred cash bonuses payable 50% on December 31, 2013 and 50% on December 31, 2014 (subject to continued employment through each such date), awarded to our named executive officers pursuant to the Incentive Plan for 2012: David T. Hamamoto—$2,726,448; Albert Tylis—$1,817,632; Daniel R. Gilbert—$1,817,632; Debra A. Hess—$826,196; and Ronald J. Lieberman—$413,099.

(16)

Does not include the following non-discretionary portion of the deferred cash bonuses payable 50% on December 31, 2012 and 50% on December 31, 2013 (subject to continued employment through each such date), awarded to our named executive officers pursuant to the Incentive Plan for 2011: David T. Hamamoto—$1,499,880; Albert Tylis—$1,499,880; Daniel R. Gilbert—$1,499,880; and Debra A. Hess—$576,877.

2013 Grants of Plan-Based Awards Table

The following table provides information about awards granted in 2013 to each of our named executive officers. There were no option awards in 2013. All of the awards referenced below are pursuant to our Incentive Plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock	Grant Date
Name	Grant Date	Target ($)(2)	Threshold (#)(3)	Target (#)(4)	Maximum (#)	or Units (#)	Fair Value ($)
David T. Hamamoto	—	$7,180,934	—	—	—	—	—
	2/13/13	—	137,904	551,615	551,615	—	$3,397,948	(5)
	2/13/13	—	—	—	—	551,615	$4,457,049	(6)
Albert Tylis	—	$4,787,290	—	—	—	—	—
	2/13/13	—	91,936	367,743	367,743	—	$2,265,297	(5)
	2/13/13	—	—	—	—	367,743	$2,971,363	(6)
Daniel R. Gilbert	—	$4,714,386	—	—	—	—	—
	2/13/13	—	91,936	367,743	367,743	—	$2,265,297	(5)
	2/13/13	—	—	—	—	367,743	$2,971,363	(6)
Debra A. Hess	—	$1,619,604	—	—	—	—	—
	2/13/13	—	20,430	81,721	81,721	—	$503,401	(5)
	2/13/13	—	—	—	—	81,721	$660,306	(6)
Ronald J. Lieberman	—	$809,802	—	—	—	—	—
	2/13/13	—	10,215	40,860	40,860	40,860	$251,698	(5)
	2/13/13	—	—	—	—	—	$330,149	(6)

(1)                                 Under the Incentive Plan, in January 2012, award recipients were granted percentage allocations in a long-term bonus pool, the size of which was to be determined based on the Company’s adjusted equity capital during 2012 and AFFO above a 9% return hurdle on adjusted equity capital for the year. In accordance with the Incentive Plan, as of February 13, 2013, these allocations were converted into RSUs granted to our executive officers based on the dollar amount of each allocation divided by the 20-business day average closing price of our common stock of $6.74 prior to December 31, 2012. The table above reflects such RSUs. Each executive officer’s RSUs will only be earned upon the achievement of cumulative performance goals for the four-year period ending December 31, 2015 and the executive officer’s continued employment through such date. Additionally, under the Incentive Plan, award recipients were granted percentage allocations in a long-term bonus pool, the size of which was to be determined based on the Company’s adjusted equity capital during 2013 and AFFO above a 9% return hurdle on adjusted equity capital for the year. In accordance with the Incentive Plan, as of February 26, 2014, these allocations were converted into RSUs and LTIP Units granted to our executive officers based on the dollar amount of each allocation divided by the 20-business day average closing price of our common stock of $11.90 prior to December 31, 2013. The following are the number of RSUs that were granted to our executive officers as of February 26, 2014 pursuant to these awards: David T. Hamamoto—391,595; Albert Tylis—261,064; Daniel R. Gilbert—261,064; Debra A. Hess—58,014; and Ronald J. Lieberman—29,007. Each executive officer’s RSUs will only be earned upon the achievement of cumulative performance goals for the four-year period ending December 31, 2016 and the executive officer’s continued employment through such date. The following are the number of deferred LTIP Units that were granted to our executive officers as of February 26, 2014 pursuant to the foregoing awards: David T. Hamamoto—391,595; Albert Tylis—261,064; Daniel R. Gilbert—261,064; Debra A. Hess—58,014; and Ronald J. Lieberman—29,007. Each executive officer’s deferred LTIP Units will vest in four annual installments beginning on January 29, 2014, subject to the executive officer’s continued employment through such dates and may not be sold by the executive officers until December 31, 2016. See “Executive Compensation and Other Information—Compensation Discussion and Analysis—Elements of Compensation—Bonuses” for additional information relating to the Incentive Plan.

(2)                             Under the Incentive Plan, award recipients were granted percentage allocations in an annual bonus pool and a deferred bonus pool, the size of which was to be determined based on the Company’s adjusted equity capital during the year and AFFO above a 9% return hurdle on adjusted equity capital for the year. The potential payout for 80% of these allocations were then to be determined based on operating cash flow, AFFO, liquidity and non-traded REIT capital raising targets and the potential payout for the remaining 20% was to be discretionary. The amount reported relates to the 80% of these allocations that were not discretionary. Because there are no established target amounts for these allocations under the Incentive Plan, the amount reported under the “Target ($)” sub-column represent the amounts that were earned based on the Company’s performance during 2013. Of the amount earned: (i) the following amounts were paid to our executive officers: David T. Hamamoto—$5,385,701; Albert Tylis—$3,590,467; Daniel R. Gilbert—$3,535,790; Debra A. Hess—$1,079,736; and Ronald J. Lieberman—$539,868; (ii) the following amounts are payable on December 31, 2014 if the applicable executive officer remains employed with the Company through each such date: David T. Hamamoto—$897,617; Albert Tylis—$598,411; Daniel R. Gilbert—$589,298; Debra A. Hess—$269,934; and Ronald J. Lieberman—$134,967; and (iii) the following deferred LTIP Units issued in lieu of the 50% of deferred cash bonuses payable on December 31, 2015 (subject to continued employment through such date): David T. Hamamoto—188,575; Albert Tylis—125,717; Daniel R. Gilbert—123,802; Debra A. Hess—56,709; and Ronald J. Lieberman—28,354.  As there was no minimum or maximum amount for these allocations under the Incentive Plan, the sub-columns “Threshold ($)” and “Maximum ($)” are not applicable and have been omitted. See “Executive Compensation and Other Information— Compensation Discussion and Analysis—Elements of Compensation—Bonuses” for additional information relating to the Incentive Plan.

(3)                                 Represents the minimum hurdle under the Incentive Plan, which equals 25% of the maximum award.

(4)                                 Because there is no established target amount for these allocations under the Incentive Plan, the amounts reported under the “Target ($)” sub-column represent the amounts that the executives would have earned if our performance for the four-year performance period under the Incentive Plan continued at the same annualized rate as we experienced from January 1, 2012 through December 31, 2013. Because our annualized performance from January 1, 2012 through December 31, 2013 would have resulted in executives receiving the maximum award under the Incentive Plan, the amount reported in the “Target ($)” sub-column equals the maximum award. See “Executive Compensation and Other Information—Compensation Discussion and Analysis—Elements of Compensation—Bonuses” for additional information relating to the Incentive Plan.

(5)                                 Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of RSUs that were allocated to our executive officers in early 2013 under the Incentive Plan, which remain subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2015 and are subject to the executive officer’s continued employment through such date.

(6)                                 Represents the grant date fair value, computed in accordance with FASB ASC Topic 718, of LTIP Units that were allocated to our executive officers in early 2013 under the Incentive Plan. The LTIP Units granted to Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess vest in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through such dates and may not be sold by the executive officers until December 31, 2016.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the 2013 Grants of Plan-Based Awards Table was paid or awarded, are described above under “Executive Compensation and Other Information—Compensation Discussion and Analysis.” The terms of employment and non-competition agreements that we have entered into with our executives are described under “Employment Arrangements” and “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year End 2013

The following table sets forth certain information with respect to outstanding equity awards as of December 31, 2013 with respect to our named executive officers.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(3)
David T. Hamamoto	758,583	$10,202,941	1,241,359	$16,696,279
Albert Tylis	463,919	$6,239,711	743,967	$10,006,356
Daniel R. Gilbert	463,919	$6,239,711	743,967	$10,006,356
Debra A. Hess	103,093	$1,386,601	165,326	$2,223,635
Ronald J. Lieberman	66,117	$889,274	40,860	$549,567

(1)                                 The value of the awards reflected in the table is based on a price per share of $13.45, which was the closing price of our common stock on the NYSE as of December 31, 2013.

(2)                                 For Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, reflects the unvested portion of LTIP Units granted as of February 13, 2013 in accordance with the Incentive Plan, which were scheduled to vest in four annual installments beginning on January 29, 2013, subject to the executive officer’s continued employment through the applicable vesting dates and may not be sold prior to December 31, 2015.  For Messrs. Hamamoto, Tylis and Gilbert and Ms. Hess, reflects the unvested portion of LTIP Units granted as of February 17, 2012 in accordance with the Incentive Plan, which were scheduled to vest in four annual installments beginning on January 29, 2012, subject to the executive officer’s continued employment through the applicable vesting dates and may not be sold prior to December 31, 2014.  For Mr. Lieberman, reflects the unvested portion of: (i) 143,129 LTIP Units granted in April 2011 and scheduled to vest in 12 quarterly installments beginning on July 29, 2011, subject to Mr. Lieberman’s continued employment through the applicable vesting dates; and (ii) 27,881 LTIP Units granted in February 2012 and scheduled to vest in 12 quarterly installments beginning on April 29, 2012, subject to Mr. Lieberman’s continued employment through the applicable vesting dates.

(3)                                 In accordance with the Incentive Plan, as of February 13, 2013 and February 17, 2012, 50% of our executive officers’ allocations in the long-term bonus pool for 2012 and 2011 were converted into RSUs granted to our executive officers based on the dollar amount of each allocation divided by the 20-business day average closing price of our common stock of $6.74 and $4.60 prior to December 31, 2012 and December 31, 2011, respectively. Each executive officer’s RSUs will only be earned upon the achievement of cumulative performance goals for the four-year period ending December 31, 2015 and December 31, 2014, respectively, and the executive officer’s continued employment through such date. Assuming our performance for the four-year performance periods applicable to these awards continues at the same annualized rate as we experienced from the beginning of each performance period through December 31, 2013, each executive officer will fully earn all of these RSUs. Accordingly, the table reflects the maximum number of RSUs that may be earned under such awards. Mr. Lieberman did not receive an allocation in the long-term bonus pool for 2011 and, accordingly, the amount included in this column for Mr. Lieberman only reflects the RSUs received for the long-term bonus pool for 2012.  See “Executive Compensation and Other Information—Compensation Discussion and Analysis—Elements of Compensation—Bonuses” for additional information relating to the Incentive Plan.

Option Exercises and Stock Vested in 2013

The following table sets forth certain information with respect to stock awards vesting during the year ended December 31, 2013 with respect to our named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
David T. Hamamoto	310,340	$2,369,598
Albert Tylis	185,992	$1,427,571
Daniel R. Gilbert	185,992	$1,427,571
Debra A. Hess	41,331	$317,234
Ronald J. Lieberman	67,218	$598,560

(1)         Represents LTIP Units that vested during 2013 and assumes the redemption of the LTIP Units for an equal number of shares of our common stock.

(2)         Based on the closing price of our common stock on the NYSE on the date of vesting, which ranged from $7.28 per share to $9.80 per share.

Potential Payments on Termination or Change in Control

We have entered into employment and non-competition agreements, each dated as of October 4, 2007, with Messrs. Hamamoto, Tylis and Gilbert, dated as of April 29, 2011 with Ms. Hess and April 18, 2012 with Mr. Lieberman, that provide for certain severance payments, change in control benefits and tax gross-up payments (other than with respect to Ms. Hess and Mr. Lieberman). All of the agreements with our named executive officers have three-year initial terms. Following the initial terms, the agreements automatically will extend on an annual basis for one additional year, unless notice not to renew an agreement is given 90 days prior to the expiration of its term. References to, and summaries of, the employment and non-competition agreements are qualified in their entirety by reference to the complete agreements, which have been filed as exhibits to our periodic filings with the SEC.

Severance

We believe that companies should provide reasonable severance benefits to its executive officers. Each of our employment and non-competition agreements with Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, provide that the executive will receive severance payments in the event we terminate his or her employment (other than a termination for “cause,” as defined in each employment agreement, or by the executive without “good reason,” also as defined in each employment agreement). Under these employment and non-competition agreements, upon an executive’s death or disability, an executive would be entitled to a payment of: (1) base salary through the date of termination; (2) a pro-rated annual bonus for the year in which the termination occurs (based upon the target annual bonus then in effect); and (3) 1.0 times the executive’s base salary at the rate in effect on the date of termination, plus full vesting of all Company equity awards. In the event of termination of employment for any reason other than those described above, these executives would be entitled to payment of: (1) base salary through the date of termination; (2) a pro-rated annual bonus for the year in which the termination occurs (based upon the target annual bonus then in effect); and (3) an amount equal to the executive’s total compensation in effect prior to the date of termination (which is generally defined to mean base salary plus the average of the annual bonuses (including cash bonuses and annual bonuses paid in LTIPs or other securities) earned for the three years prior to the year in which the termination occurs) multiplied by 2.25 in the case of Mr. Hamamoto, 1.5 in the case of Messrs. Tylis and Gilbert and 1.0 in the case of Ms. Hess and Mr. Lieberman, plus in each case the full vesting of all Company equity awards.

Pursuant to each employment and non-competition agreement, each executive has agreed that, during his/her employment with us and for a period of one year following the termination of his or her employment, the executive will not solicit any of our employees, officers, consultants or joint venture partners to terminate their employment or other relationships with us. In addition, pursuant to each employment and non-competition agreement with Messrs. Hamamoto, Tylis, Gilbert and Lieberman and Ms. Hess, each executive has agreed that during his or her employment with us and for a period of one year following the termination of employment (other than under certain circumstances, including upon the expiration of the term of the executive’s employment agreement at our election or termination by us of the executive without “cause” (as defined in each employment agreement)), that he/she will not engage in any business that competes directly with the principal businesses conducted by us as of the date of the executive’s termination of employment. We believe that these agreements serve the interests of our stockholders and assist us in retaining our executive officers because the agreements provide reasonable severance to our executive officers in exchange for their valued service and restrictive covenants that protect us. Additionally, because the severance level is negotiated up front, it potentially makes it easier for our board to terminate executive officers for performance reasons without the need for protracted negotiation over severance.

Additionally, our Incentive Plan delineates the amounts that may be owed to our executive officers under the Incentive Plan if they are terminated without “cause” or resign for “good reason” or if their employment terminates as a result of death or disability. The Incentive Plan provides for the following arrangements for each of the components under the Incentive Plan:

Annual Cash Bonus:  If an executive officer is eligible to receive an annual cash bonus for the year that includes the date the executive officer’s employment terminates, the amount of the executive’s actual annual cash bonus shall be pro-rated based on the number of days in such plan year prior to the date of executive’s termination with reference to a bonus pool that is determined (and paid) at the conclusion of the year.

Deferred Cash Bonus:  If an executive officer is eligible to receive a deferred cash bonus and the deferred cash bonus relates to the plan year that includes the date the executive officer’s employment terminates, the amount of an executive officer’s deferred cash bonus shall be calculated in the same manner as the annual cash bonus. If a deferred cash bonus relates to any completed plan year, the Compensation Committee shall accelerate the vesting of any unvested and unpaid portion of such deferred cash bonus.

Long-Term Incentive:  If an executive officer is eligible to receive any amount payable under the long-term incentive component of the Incentive Plan, the amount of the executive officer’s payment shall be calculated (and paid) as of the end of such long-term bonus period but pro-rated based on the number of days that the executive was employed during such long-term bonus period.

Each payment described above shall be paid to the executive officer only if the executive officer has signed a general release of claims in favor of the Company and related persons and entities in a form and manner satisfactory to the Company.

Change of Control

The employment and non-competition agreements with our named executive officers provide for certain change in control benefits, which only apply after a change in control if the executive officer is terminated or is assigned duties with the successor inconsistent with executive officer’s title, position, status, reporting relationships, authority, duties or responsibilities to us. Under these circumstances, the executive officers would be entitled to terminate their respective employment and non-competition agreements for “good reason” and would be entitled to the corresponding severance payments described above.

The grant letters applicable to equity awards granted under the 2004 Stock Incentive Plan provide for the full accelerated vesting of the awards under the 2004 Stock Incentive Plan upon a change in control. Additionally, our Incentive Plan provides for the following arrangements in connection with a change of control for each of the components under the Incentive Plan:

Annual Cash Bonus:  If an executive officer is eligible to receive an annual cash bonus for the year that includes the effective date of a change of control (or the Change of Control Date), the amount of the executive officer’s annual cash bonus shall be pro-rated with reference to a bonus pool that is adjusted by the Compensation Committee on an equitable basis as of the Change of Control Date to reflect the shortened year. In determining the achievement of performance targets and the percentage of the annual cash bonus payable to executive officers for the applicable adjusted year, the Compensation Committee shall apply the following principles: (i) the Compensation Committee shall not consider or give effect to any discretionary component or subjective performance criteria of the Incentive Plan and shall equitably re-weight all remaining and applicable objective performance targets; and (ii) to the extent possible, the Compensation Committee shall annualize or extrapolate performance as of the Change of Control Date for the entire year.

Deferred Cash Bonus:  If an executive officer is eligible to receive a deferred cash bonus and the deferred cash bonus relates to the plan year that includes the Change of Control Date, the amount of an executive officer’s deferred cash bonus shall be calculated in the same manner as the annual cash bonus. If a deferred cash bonus relates to any completed plan year, the Compensation Committee shall accelerate the vesting of any unvested and unpaid portion of such deferred cash bonus.

Long-Term Incentive:  An executive officer shall be deemed to have earned the amount payable under the long-term incentive component of the Incentive Plan with reference to a bonus pool that is pro-rated based on the number of days from January 1 of the first plan year through the Change of Control Date. For purposes of the foregoing, all applicable performance targets relating to the long-term incentive component shall be deemed to have been achieved in full.

Payments described under the Annual Cash Bonus and Deferred Cash Bonus sections shall be paid to the executive officer on the Change of Control Date to the extent practicable or, if not practicable, as soon as reasonably possible following the Change of Control Date, but in no event later than 45 days following the Change of Control Date. Payments described under the Long-Term Incentive section shall be paid to the executive officers at the earliest of: (i) nine months following the Change of Control Date; (ii) the date on which the applicable performance period would have concluded but for the change of control; (iii) the termination of an executive officer in connection with or following the change of control without “cause;” (iv) the resignation of an executive officer in connection with or following the change of control for “good reason” to the extent that the executive officer is entitled to resign for “good reason;” and (v) March 1 of the calendar year following the Change of Control Date.

We determined that in order to be competitive in the marketplace, it was customary to provide for certain provisions upon a change of control, particularly because in many instances senior management lose their jobs in connection with a change of control. By agreeing up front to protect our executive officers from losing their equity or other compensation in the event of a change of control, we believe we can reinforce and encourage the continued attention and dedication of our executive officers to their assigned duties without distraction in the face of an actual or threatened change of control. This protection also aligns the interests of our executive officers with those of our stockholders.

Tax Gross-Up

Our employment agreements with Messrs. Hamamoto, Tylis and Gilbert also provide for a tax gross-up payment in the event they are terminated without “cause” or resign for “good reason” following a change of control and become subject to the so-called “parachute” excise tax imposed by Internal Revenue Code Sections 280G and 4999.  Our employment agreements with each of Ms. Hess and Mr. Lieberman do not provide for a tax gross-up in this event.  The employment agreements with Ms. Hess and Mr. Lieberman were amended on April 17, 2013 to provide that, in the event that any payment or benefit to be paid or provided to either executive would be subject to the excise tax under Internal Revenue Code Sections 280G and 4999, payments and benefits to these executives will be reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a greater after-tax benefit to the executive.

Change of Control Compensation Table

The following table shows the potential payments to our named executive officers upon a termination of employment without “cause” or for “good reason” (each as defined in the executive officer’s employment agreement), upon a change of control and upon the death or disability of a named executive officer. Our executive officers are not entitled to any payments if they are terminated for “cause” or resign without “good reason” or if they retire. In preparing the tables below, we assumed the termination or change of control occurred on December 31, 2013 (the closing price per share of our common stock was $13.45 as of December 31, 2013).

Name	Payments/Benefits	Termination Without Cause or For Good Reason		Change in Control		Change in Control (Termination For Good Reason)(1)		Death or Disability
David T. Hamamoto	Cash Severance Payment	$30,727,589		$—		$30,727,589		$1,050,000
	LTIP Units(2)	$10,202,941		$10,202,941		$10,202,941		$10,202,941
	Incentive Plan	$6,305,716	(3)	$19,606,596		$19,606,596		$6,305,716	(3)
	280G Tax Gross-up(4)	$—		$—		$33,319,832		$—

Albert Tylis	Cash Severance Payment	$13,731,050		$—		$13,731,050		$600,000
	LTIP Units(2)	$6,239,711		$6,239,711		$6,239,711		$6,239,711
	Incentive Plan	$4,203,811	(3)	$12,227,697		$12,227,697		$4,203,811	(3)
	280G Tax Gross-up(4)	$—		$—		$16,756,280		$—

Daniel R. Gilbert	Cash Severance Payment	$13,674,095		$—		$13,674,095		$600,000
	LTIP Units(2)	$6,239,711		$6,239,711		$6,239,711		$6,239,711
	Incentive Plan	$4,158,247	(3)	$12,182,133		$12,182,133		$4,158,247	(3)
	280G Tax Gross-up(4)	$—		$—		$14,271,403		$—

Debra A. Hess	Cash Severance Payment	$3,263,872		$—		$3,263,872	(5)	$575,000
	LTIP Units(2)	$1,386,601		$1,386,601	(5)	$1,386,601	(5)	$1,386,601
	Incentive Plan	$1,900,468	(3)	$3,683,551	(5)	$3,683,551	(5)	$1,900,468	(3)

Ronald J. Lieberman	Cash Severance Payment	$1,623,948		$—		$1,623,948	(5)	$500,000
	LTIP Units(2)	$889,274		$889,274	(5)	$889,274	(5)	$889,274
	Incentive Plan	$950,233	(3)	$1,420,089	(5)	$1,420,089	(5)	$950,223	(3)

(1)                                 If, following a change of control, any of Messrs. Hamamoto, Tylis, Gilbert and Lieberman or Ms. Hess, is assigned duties with the successor inconsistent with the executive’s title, position, status, reporting relationships, authority, duties or responsibilities to us, the executive may terminate his employment agreement for “good reason.”

(2)                                 Represents the number of unvested LTIP Units outstanding as of December 31, 2013 multiplied by $13.45, which was the closing price per share of our common stock as of December 31, 2013.

(3)                                 Does not include: (i) the value of the following RSUs allocated to our named executive officers under our Incentive Plan, which are subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2014: David T. Hamamoto—689,744; Albert Tylis—376,224; Daniel R. Gilbert—376,224; and Debra A. Hess—83,605; (ii) the value of the following RSUs allocated to our named executive officers under our Incentive Plan, which are subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2015: David T. Hamamoto—551,615; Albert Tylis—367,743; Daniel R. Gilbert—367,743; and Debra A. Hess—81,721 and Ronald J. Lieberman—40,860; and (iii) the value of the following RSUs allocated to our named executive officers under our Incentive Plan, which are subject to the achievement of cumulative performance goals for the four-year period ending December 31, 2016: David T. Hamamoto—391,595; Albert Tylis—261,064; Daniel R. Gilbert—261,064; Debra A. Hess—58,014 and Ronald J. Lieberman—29,007. Following the conclusion of the respective performance periods ending December 31, 2014, December 31, 2015 and December 31, 2016, the named executive officer would be entitled to the number of units that would have been earned had the named executive officer been an employee of the Company at such time, pro-rated based on the date of termination without “cause,” resignation for “good reason” or death or disability.

(4)                                 Assumes an excise tax rate under 280G of the Internal Revenue Code of 20%, a 35% federal income tax rate, a 1.45% Medicare tax rate, a 8.97% New York state income tax rate for Messrs. Hamamoto, Tylis and Gilbert, and a 3.65% New York City income tax rate for Messrs. Hamamoto and Tylis.

(5)                                 The employment agreements with Ms. Hess and Mr. Lieberman were amended on April 17, 2013 to provide that, in the event that any payment or benefit to be paid or provided to either executive would be subject to the excise tax under Internal Revenue Code Sections 280G and 4999, payments and benefits to these executives will be reduced to the extent necessary to avoid the imposition of such excise tax, but only if such reduction would result in a greater after-tax benefit to the executive.

The tables above do not include payments and benefits to the extent they are generally provided on a non-discriminatory basis to salaried employees upon termination of employment, including: (i) life insurance upon death in the amount of three times the employee’s annual salary but not exceeding a total of $750,000; and (ii) disability benefits.

Compensation of Directors

Determination of Compensation Awards

The Nominating and Corporate Governance Committee has responsibility for making recommendations with respect to non-employee director compensation to our Board. Our goal is the creation of a reasonable and balanced Board compensation program that aligns the interests of our Board with those of our stockholders. We use a combination of cash and stock-based incentive compensation to attract and retain highly-qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us, the skill-level required by us of members of our Board and competitive pay practice data. The Nominating and Corporate Governance Committee discusses its recommendations with our chief executive officer and ultimately makes a recommendation to our Board with respect to all non-employee director compensation. The Nominating and Corporate Governance Committee engaged a compensation consultant, Towers Watson, to assist it in reviewing competitive practice data regarding non-employee director compensation and to advise it in connection with making recommendations to our Board with respect to the amount and form of such compensation. Following the Nominating and Corporate Governance Committee’s review of competitive practice data and taking into consideration advice provided by Towers Watson, the Nominating and Corporate Governance Committee recommended to our Board, and our Board approved, the compensation program described below for 2013.

Non-Employee Directors

The Company’s director’s fees for 2013 are as follows: (i) board members receive an annual director’s fee of $90,000; (ii) the chairperson of the Audit Committee receives an additional annual fee of $35,000; (iii) the chairpersons of the Compensation Committee and Nominating and Corporate Governance Committee and the Lead Non-Management Director of our Board receive an additional annual fee of $30,000; (iv) members of the Audit Committee (other than the chairperson) receive an additional annual fee of $20,000; and (v) members of the Compensation Committee and Nominating and Corporate Governance Committee (other than the chairpersons) receive an additional annual fee of $15,000. The Company does not pay meeting fees to the directors.

We automatically grant to each of our non-employee directors equity-based compensation which historically had been in the form of restricted common stock but that is now in the form of LTIP Units. Absent Board authorization to the contrary, we will automatically grant to any person who becomes a non-employee director LTIP Units having a value of approximately $50,000 on the date such non-employee director attends his or her first meeting of our Board. The actual number of LTIP Units that we will grant will be determined by dividing the fixed value of the grant by the closing sale price of our common stock on the NYSE on the grant date. Restrictions on each of the initial grants of LTIP Units will lapse as to one-third of the total amount granted on each of the first three anniversaries of the date of the grant.

We automatically grant LTIP Units having a value of approximately $120,000 to each of our non-employee directors each year. These annual automatic grants are made on the first business day following each annual meeting of our stockholders and the actual number of LTIP Units that we grant is determined by dividing the fixed value of the annual grant by the closing sale price of our common stock on the NYSE on the grant date.

Stock Ownership Guidelines

Our Board has adopted stock ownership guidelines for our Board, which are described above under “Executive Compensation and Other Information—Compensation Discussion and Analysis—Stock Ownership Guidelines.”

Director Compensation for 2013

The following table provides information concerning the compensation of our non-employee directors for 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
C. Preston Butcher	$90,000	$120,000	$210,000
Stephen E. Cummings	90,000	120,000	210,000
Judith A. Hannaway	165,000	120,000	285,000
Oscar Junquera	120,000	120,000	240,000
Wesley D. Minami	155,000	120,000	275,000
Louis J. Paglia	125,000	120,000	245,000
Sridhar Sambamurthy	110,000	120,000	230,000
Total	$855,000	$840,000	$1,695,000

(1)         As of December 31, 2013, except for unvested LTIP Units of 3,401 and 3,333 held by Messrs. Junquera and Sambamurthy, respectively, none of our directors held any unexercised option awards or unvested stock awards that had been granted by us as director compensation. Each of the stock awards was in the form of LTIP Units.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 6, 2014, the total number and the percentage of shares of our common stock beneficially owned by:

•                  each of our directors;

•                  each of our named executive officers; and

•                  all of our directors and executive officers as a group.

The following table also sets forth how many shares of our common stock are beneficially owned by each person known to us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, in each case, based solely on, and as of the date of, such person’s filing of a Schedule 13D or Schedule 13G with the SEC.

The information set forth below assumes that:

•                  all of the conditions required for all LTIP Units to be redeemable for an equal number of operating partnership units have been satisfied and the LTIP Units have been so converted; and

•                  all operating partnership units, including operating partnership units issuable upon conversion of LTIP Units, held by the persons described above are redeemed for shares of our common stock.

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number		Percentage
Principal Stockholders:
BlackRock, Inc.	19,983,850	(2)	6.11%
Luxor Capital Group, LP	19,544,216	(3)	5.98%
Directors and Executive Officers:(4)
David T. Hamamoto	3,890,996	(5)	*
Albert Tylis	466,040	(6)	*
Daniel R. Gilbert	1,266,068	(7)	*
Debra A. Hess	108,564	(8)	*
Ronald J. Lieberman	129,589	(9)	*
C. Preston Butcher	401,617	(10)	*
Stephen E. Cummings	73,593	(10)	*
Judith A. Hannaway	65,495	(10)	*
Oscar Junquera	55,735	(11)	*
Wesley D. Minami	95,287	(10)	*
Louis J. Paglia	165,890	(10)	*
Sridhar Sambamurthy	45,599	(12)	*
All directors and executive officers as a group (12 persons)	6,764,473		2.03%

*                                         Less than 1%.

(1)                                 Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Notwithstanding the foregoing, shares of common stock subject to LTIP Units, irrespective of whether they are currently redeemable or redeemable within 60 days, are deemed outstanding for computing the percentage of the person holding such LTIP Units but are not deemed outstanding for computing the percentage of any other person. In addition, we have assumed that any operating partnership units and LTIP Units (irrespective of whether they are currently redeemable or redeemable within 60 days of the date hereof and irrespective of the fact that upon redemption we may pay cash), beneficially owned by any of the persons listed in the table above (but not units held by us) have been redeemed for an equivalent number shares of our common stock and, therefore, have deemed such number of shares as outstanding for purposes of presenting the number and computing the percentage of shares of our common stock beneficially owned by such persons. Unless otherwise described in a footnote below, number reflects shares of common stock.

(2)                                 Based on information included in the Schedule 13G/A filed by BlackRock, Inc. on January 30, 2014. BlackRock, Inc. beneficially owns 19,983,850 shares of common stock and has sole voting power and sole dispositive power over such shares. The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(3)                                 Based on information included in the Schedule 13G/A filed by Luxor Capital Group, LP (“Luxor Capital Group”) on February 14, 2014 (the “Luxor 13G”) relating to the beneficial ownership of NorthStar Realty common stock, Luxor Capital Group, Luxor Management, LLC (“Luxor Management”), and Christian Leone beneficially own an aggregate of 19,544,216 shares of common stock and have shared voting power and shared dispositive power over such shares of common stock. According to the Luxor 13G, as of the close of business on December 31, 2013, Luxor Capital Partners, LP, a Delaware limited partnership (the “Onshore Fund”), directly owned 6,343,494 shares; Luxor Wavefront, LP, a Delaware limited partnership (the “Wavefront Fund”), directly owned 2,013,861 shares; Luxor Capital Partners Offshore Master Fund, LP, a Cayman Islands limited partnership (the “Offshore Master Fund”), directly owned 9,942,363 shares; Luxor Spectrum Offshore Master Fund, LP, a Cayman Islands limited Partnership (the “Spectrum Master Fund”), directly owned 648,020 shares; and Luxor Capital Group beneficially owned 596,478 shares held in the Separately Managed Account (as defined below). The Offshore Master Fund is a subsidiary of the Offshore Feeder Fund, and the Spectrum Master Fund is a subsidiary of the Spectrum Feeder Fund. LCG Holdings, LLC, a Delaware limited liability company (“LCG Holdings”) is the general partner of the Onshore Fund, the Wavefront Fund, the Offshore Master Fund and the Spectrum Master Fund. Luxor Capital Group acts as the investment manager of the Onshore Fund, the Wavefront Fund, the Offshore Fund, the Offshore Master Fund, the Spectrum Fund and the Spectrum Master Fund (collectively, the “Funds”) and to an account it separately manages (the “Separately Managed Account”). Luxor Management is the general partner of Luxor Capital Group. Mr. Leone is the managing member of Luxor Management. Mr. Leone is the managing member of LCG Holdings. According to the Luxor 13G, by virtue of these relationships, LCG Holdings may be deemed to have voting and dispositive power with respect to such shares of common stock owned directly by the Onshore Fund, the Wavefront Fund, the Offshore Master Fund and the Spectrum Master Fund. In addition, by virtue of these relationships, each of Luxor Capital Group, Luxor Management and Mr. Leone may be deemed to have voting and dispositive power with respect to such shares of Common Stock beneficially owned by the Funds and the Separately Managed Account. The principal business address of each of the Onshore Fund, the Wavefront Fund, Luxor Capital Group, Luxor Management, LCG Holdings and Mr. Leone is 1114 Avenue of the Americas, 29th Floor, New York, New York 10036. The principal business address of each of the Offshore Master Fund, the Offshore Feeder Fund, the Spectrum Master Fund and the Spectrum Feeder Fund is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(4)                                 The address of each of the directors and executive officers is 399 Park Avenue, 18thFloor, New York, NY 10022.

(5)                                 Includes: (i) 13,048 shares of common stock held by DTH Investment Holdings LLC, of which Mr. Hamamoto is the managing member and which is owned by Mr. Hamamoto, his wife and a grantor trust for the benefit of Mr. Hamamoto’s children; (ii) 1,000,000 LTIP Units held by David T. Hamamoto GRAT I 2013, of which Mr. Hamamoto is the managing member; and (iii) 2,877,948 LTIP Units that were granted to Mr. Hamamoto under the 2004 Stock Incentive Plan and are owned directly by Mr. Hamamoto. Excludes 448,244 of LTIP Units not yet vested, 1,632,954 of RSUs that will be issued to the extent performance conditions are met and 580,170 deferred LTIP Units, of which 97,899 have vested.

(6)                                 Includes 466,040 LTIP Units granted under the 2004 Stock Incentive Plan. Excludes 277,928 of LTIP Units not yet vested, 1,005,031 of RSUs that will be issued to the extent performance conditions are met and 386,781 deferred LTIP Units, of which 65,266 have vested.

(7)                                 Includes 62,343 shares of common stock owned directly by Mr. Gilbert and 1,203,725 LTIP Units granted under the 2004 Stock Incentive Plan. Excludes 277,928 of LTIP Units not yet vested, 1,005,031 of RSUs that will be issued to the extent performance conditions are met and 384,866 deferred LTIP Units, of which 65,266 have vested.

(8)                                 Includes 5,000 shares of common stock owned directly by Ms. Hess and 103,564 LTIP Units granted under the 2004 Stock Incentive Plan. Excludes 61,762 of LTIP Units not yet vested, 223,340 of RSUs that will be issued to the extent performance conditions are met and 114,723 deferred LTIP Units, of which 14,504 have vested.

(9)                                 Includes 129,589 LTIP Units granted under the 2004 Stock Incentive Plan. Excludes 41,651 of LTIP Units not yet vested, 69,867 of RSUs that will be issued to the extent performance conditions are met and 57,361 deferred LTIP Units, of which 7,252 have vested.

(10)                          Includes 38,932 LTIP Units granted under the 2004 Stock Incentive Plan.

(11)                          Includes 10,000 shares of common stock owned directly by Mr. Junquera and 45,735 LTIP Units vested under the 2004 Stock Incentive Plan. Excludes 3,401 LTIP Units not yet vested.

(12)                          Reflects LTIP Units granted under the 2004 Stock Incentive Plan.  Excludes 3,333 LTIP Units not yet vested.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which grants of securities may be made from time-to-time.  Refer to “Note 11. Equity-Based Compensation” of Part II, Item 8. “Financial Statements and Supplementary Data” in the Original Filing for additional information regarding our equity compensation plans.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted - Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance
Approved by Security Holders:
2004 Omnibus Stock Incentive Plan	9,186,885	N/A	—
2004 Long-Term Incentive Plan	30,633	N/A	—
Total	9,217,518		—

(1)         Represents LTIP Units. Conditioned on minimum allocation to the capital accounts of the LTIP Unit for federal income tax purposes, each LTIP Unit may be converted, at the election of the holder, into one common unit of limited partnership interest in our operating partnership, or OP Units.  Each of the OP Units underlying these LTIP Units are redeemable at the election of the OP Unit holder, at our option in its capacity as general partner of our operating partnership, for: (i) cash equal to the then fair value of one share of our common stock; or (ii) one share of our common stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence

We have three real estate loans with a subsidiary of Legacy Partners Realty Fund I, LLC, or Legacy Fund I, as borrower. One loan of $16 million, of which $14 million is funded, matures in March 2015 and has a one-year extension option, at the borrower’s option. This loan has an interest rate of one-month LIBOR plus 7.50%, of which 3.00% is current pay. The second loan of $23 million, which is fully funded, matures in January 2015 and has an interest rate of one-month LIBOR plus 3.50%. The third loan of $39 million matures in October 2016 and has two one-year extension options, at the borrower’s option.  This loan has an interest rate of one-month LIBOR plus 6.65% (subject to a 25 bps LIBOR floor).  For the year ended December 31, 2013, we earned an aggregate $3 million of interest income associated with these three loans.

In addition, in March 2014, we originated a $17.3 million senior mortgage loan, of which $15.2 million has been funded, and an $8.1 million mezzanine loan, of which $7.0 million has been funded, in connection with the acquisition of a three-building office complex by Legacy Partners Commercial, LLC, as borrower.  The senior and the mezzanine loan mature in April 2021.  The senior loan has an interest rate of LIBOR plus 5.25% (subject to a 25 bps LIBOR floor).  The mezzanine loan has a fixed interest rate of 12%.  In connection with the transaction, we also received a profit participation which, subject to certain priority payments due to borrower on capital invested by the borrower, entitles us to 50% of profits from the property.

Furthermore, in February 2013, NorthStar Income made a $91.0 million loan to Legacy Partners Realty Fund II, LLC, or Legacy Fund II. In connection with this loan, our affiliate, NS Real Estate Income Trust Advisor, LLC, acting in its capacity as the advisor to NorthStar Income, received a customary 1.0% origination fee and further earns an annual asset management fee of 1.25%.

One of our directors, C. Preston Butcher, is the chairman of the board of directors and chief executive officer and owns a significant interest in Legacy Partners Commercial, LLC, which indirectly owns an equity interest in, and owns the manager of, the Legacy Fund I and Legacy Fund II. In addition, we lease office space in Colorado from Legacy III Greenwood Village, LLC, an affiliate of Legacy Fund I, under an operating lease with annual lease payments of $0.2 million through December 31, 2016. We have the option to renew the lease for an additional five years.

Policy for Review of Related Person Transactions

Our current policy for the review of related person transactions is that all “disinterested” directors of our Audit Committee shall evaluate and consider for approval arrangements and relationships that may occur or exist between us, on the one hand, and our directors, our officers and certain persons or entities associated with such persons, on the other hand. Under the written policy, any transaction between us and any such related party (other than de minimis transactions), including, without limitation, any transaction that is required to be disclosed by us in any of our filed periodic reports or proxy statements, will be deemed to be a related party transaction. When reviewing and evaluating a related party transaction, each “disinterested” directors of our Audit Committee may consider, among other things, any effect a transaction may have upon a director’s independence, whether the transaction involves terms and conditions that are no less favorable to us than those that could be obtained in a transaction between us and an unrelated third party and the nature of any director’s or officer’s involvement in the transaction. Our general counsel will notify the members of our Audit Committee promptly of new potential related party transactions and any material changes to previously approved or conditionally approved related party transactions.

Each related party transaction set forth above was approved pursuant to this policy.

For information related to our independent directors, refer to Part III, Item 10.

Item 14.  Principal Accountant Fees and Services

Independent Accountants’ Fees

Aggregate fees for professional services rendered for the Company by Grant Thornton LLP for the fiscal years ended December 31, 2013 and 2012 were as follows:

Type of Fee	2013	2012
Audit Fees	$2,975,340	$2,297,627
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$2,975,340	$2,297,627

Fees for audit services for the fiscal years ended December 31, 2013 and 2012 include fees associated with the annual audits for such years, including Section 404 attest services, the quarterly review of the Form 10-Qs for the three month periods ended March 31, 2013, June 30, 2013, September 30, 2013, March 31, 2012, June 30, 2012 and September 30, 2012, and for other attest services, including issuance of consents and review of the Company’s registration statements on Form S-3 and other documents filed by the Company with the SEC as well as services rendered in connection with the Company’s offerings.

Audit Committee Pre-Approval Policy

In accordance with applicable laws and regulations, the Audit Committee reviews and pre-approves any audit and non-audit services to be performed by Grant Thornton LLP to ensure that the work does not compromise its independence in performing audit services. The responsibility for pre-approval of audit and permitted non-audit services includes pre-approval of the fees for such services and the other terms of the engagement. The Audit Committee annually reviews and pre-approves all audit, audit-related, tax and all other services that are performed by the Company’s independent registered public accounting firm. The Audit Committee pre-approved all of the services listed in the table above. In some cases the Audit Committee pre-approves the provision of a particular category or group of services for up to a year, subject to a specified budget. The Audit Committee has also authorized the Chair of the Audit Committee to pre-approve permissible services and related fees and the Chair must report such pre-approval to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)1.  Consolidated Financial Statements and (a) 2. Financial Statement Schedules are included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Filing:

Reports of Independent Registered Public Accounting Firm**

Consolidated Balance Sheets as of December 31, 2013 and 2012**

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011**

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011**

Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011**

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011**

Notes to the Consolidated Financial Statements**

Schedule II-Valuation and Qualifying Accounts and Reserves**

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2013**

Schedule IV-Mortgage Loans on Real Estate as of December 31, 2013**

(a) 3.  Exhibit Index

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

4.9**	Registration Rights Agreement, dated as of December 20, 2013, by and between NorthStar Realty Finance Corp. and RXR Subholdings LLC

Exhibit Number	Description of Exhibit

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

10.7+

Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and David T. Hamamoto (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed October 5, 2007)

10.8+

Executive Employment and Non-Competition Agreement, dated as of October 4, 2007, between NorthStar Realty Finance Corp. and Daniel R. Gilbert (incorporated by reference to Exhibit 99.3 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed October 5, 2007)

10.9+

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

10.11+

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

10.16+

Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.17+

Form of Amended and Restated Indemnification Agreement for directors and officers of NorthStar Realty Finance Corp. (incorporated by reference to Exhibit 10.25 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.18+

Executive Employment Agreement, dated as of April 29, 2011, between NorthStar Realty Finance Corp. and Debra A. Hess (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit Number	Description of Exhibit
10.19

Sixth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of March 21, 2012 (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.20

Seventh Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of June 12, 2012 (incorporated by reference to Exhibit 99.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed June 13, 2012)

10.21+

Executive Employment Agreement, dated as of April 18, 2012, between NorthStar Realty Finance Corp. and Ronald J. Lieberman (incorporated by reference to Exhibit 10.26 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

10.22

Eighth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of October 11, 2012 (incorporated by reference to Exhibit 10.28 to NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.23*

Subscription Agreement dated as of December 10, 2012, by and among NRFC PE Fund Investor LLC, NRFC Inception, LP, Inception GP, LLC, Teachers Insurance and Annuity Association of America and NRFC PE Fund GP LLC, portions of which have been omitted pursuant to a request for confidential treatment

10.24+

Amendment to the NorthStar Realty Finance Corp. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.30 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.25

Purchase and Sale Agreement, effective as of February 15, 2013 among NRFC MH II Holdings, LLC. ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K/A filed May 6, 2013)

10.26

Amendment to Purchase and Sale Agreement, made as of March 27, 2013 among NRFC MH II Holdings, LLC, ARC Real Estate Holdings, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K/A filed May 6, 2013)

10.27

Master Repurchase Agreement, dated as of March 11, 2013, by and among NRFC DB Loan, LLC, as master seller, and Deutsche Bank AG, Cayman Islands Branch, as buyer (incorporated by reference to Exhibit 10.1 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 12, 2013)

10.28

Limited Guaranty, dated as of March 11, 2013, executed and delivered by NorthStar Realty Finance Corp., NorthStar Realty Finance Limited Partnership and NRFC Sub-REIT Corp. to Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to NorthStar Realty Finance Corp.’s Current Report on Form 8-K filed March 12, 2013)

10.29

Ninth Amendment to the Agreement of Limited Partnership of NorthStar Realty Finance Limited Partnership, dated as of April 10, 2013 (incorporated by reference to Exhibit 10.35 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.30+

Second Amended and Restated 2004 Omnibus Stock Incentive Plan of NorthStar Realty Finance Corp. (incorporated by reference to Appendix A to NorthStar Realty Finance Corp.’s Definitive Proxy Statement on Schedule 14A filed April 19, 2013)

10.31

Agreement of Purchase and Sale, dated as of June 12, 2013, by and between Project Shore JV I, LLC and Project Shore JV II, LLC, as Buyers, and Common Pensions Fund E, as Seller (incorporated by reference to Exhibit 10.36 to NorthStar Realty Finance Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

12.1**	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1**	Significant Subsidiaries of the Registrant

23.1**	Consent of Grant Thornton LLP

24.1**	Power of Attorney (see the Power of Attorney in the signature page hereto)

31.1**	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification by the Chief Executive Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification by the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**

Certification by the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**

Certification by the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**

The following materials from the NorthStar Realty Finance Corp. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements

*  Filed herewith.

** Previously filed or furnished, as the case may be, with NorthStar Realty Finance Corp.’s Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the SEC on February 28, 2014, which is being amended hereby.

+  Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NorthStar Realty Finance Corp.

Date:	March 19, 2014	By:	/s/ DEBRA A. HESS
			Name:	Debra A. Hess
			Title:	Chief Financial Officer